Form 10-Q
period 1993-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1994-02-17
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-Q

(mark one)
[X] Quarterly report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

For the quarterly period ended DECEMBER 31, 1993

[ ] Transition report pursuant to section 13 or 15 (d) of the securities exchange act of 1934 (no fee required)

For the transition period from _______ to _______
Commission File NO. 1-7935

                      International Rectifier Corporation
            (exact name of registrant as specified in its charter)

          DELAWARE                                95-1528961
(State or other jurisdiction of                   (IRS employer
incorporation or organization)               identification number)

     233 KANSAS STREET
     EL SEGUNDO, CALIFORNIA                            90245
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (310) 322-3331

                                   NO CHANGE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  [X]  NO   [ ]

There were 20,342,177 shares of $1 par value common stock outstanding at February 10, 1994.

                                Table of Contents


PART I.   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Unaudited Consolidated Statement
               of Operations for the Three and Six Month
               Periods Ended December 31, 1993
               and December 31, 1992

               Consolidated Balance Sheet as of
               December 31, 1993 (unaudited)
               and June 30, 1993

               Unaudited Consolidated Statement of
               Cash Flows for the Six Month
               Periods Ended December 31, 1993
               and 1992

               Notes to Unaudited Consolidated
               Financial Statements

     ITEM 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations

PART II.  OTHER INFORMATION

     ITEM 4.   Submission of Matters to a Vote of
               Security Holders


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements




                International Rectifier Corporation and Subsidiaries

                  Unaudited Consolidated Statement of Operations
                     (In thousands except per share amounts)




                                      Three Months Ended     Six Months Ended
                                          December 31,         December 31,
                                      --------------------  -------------------
                                         1993      1992        1993      1992
                                       --------  --------    --------  --------
Revenues                              $ 79,104  $ 70,452    $152,198  $135,432
Cost of sales                           53,491    51,035     103,165    99,078
                                       --------  --------    --------  --------
   Gross profit                         25,613    19,417      49,033    36,354

Selling and administrative expense      16,791    15,502      33,141    30,628
Research and development expense         3,969     3,593       7,779     6,548
                                       --------  --------    --------  --------
   Operating profit (loss)               4,853       322       8,113      (822)

Other income (expense):
   Interest - net                         (794)     (445)     (1,554)     (978)
   Other - net                            (297)   (1,674)       (491)   (2,063)
                                       --------  --------    --------  --------
Income (loss) before income taxes        3,762    (1,797)      6,068    (3,863)
Provision for income taxes                 692       196       1,022         8
                                       --------  --------    --------  --------
Net income (loss)                     $  3,070  $ (1,993)   $  5,046  $ (3,871)
                                       ========  ========    ========  ========
Net income (loss) per share           $   0.15  $  (0.10)   $   0.25  $  (0.19)
                                       ========  ========    ========  ========
Average common and common
   equivalent shares outstanding        20,398    19,982      20,379    19,975
                                       ========  ========    ========  ========




The accompanying notes are an integral part of this statement.




                International Rectifier Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                (In thousands)


                                                   December 31,
                                                      1993        June 30,
                                                   (unaudited)      1993
                                                    ---------     --------
Assets
Current assets:
   Cash and cash equivalents                       $  12,026    $   8,545
   Trade accounts receivable (net)                    58,279       55,004
   Inventories                                        67,636       62,609
   Prepaid expenses                                    1,809        1,731
                                                     --------     --------
      Total current assets                           139,750      127,889

Property, plant and equipment (net)                  139,996      138,518
Investments and long-term notes receivable             2,215        2,251
Other assets                                          10,426        9,790
                                                     --------     --------
      Total assets                                 $ 292,387    $ 278,448
                                                     ========     ========

Liabilities and Stockholders' Equity
Current liabilities:
   Bank loans                                      $  27,777    $  24,007
   Long-term debt - due within one year                3,697        3,532
   Accounts payable                                   26,948       27,846
   Accrued salaries, wages and commissions             8,083        9,376
   Other accrued expenses                              7,613        5,012
                                                     --------     --------
      Total current liabilities                       74,118       69,773

Long-term debt, less current maturities               17,545       11,810
Deferred income                                        1,199        1,402
Other long-term liabilities                            8,057        9,073
Deferred income taxes                                    673          316

Stockholders' equity:
   Common stock                                       20,300       20,234
   Capital contributed in excess of par value        167,621      167,148
   Retained earnings                                   8,832        3,786
   Cumulative translation adjustments                 (5,958)      (5,094)
                                                     --------     --------
      Total stockholders' equity                     190,795      186,074
                                                     --------     --------
      Total liabilities and stockholders' equity   $ 292,387    $ 278,448
                                                     ========     ========

The accompanying notes are an integral part of this statement.


                International Rectifier Corporation and Subsidiaries

                   Unaudited Consolidated Statement of Cash Flows
                                   (In thousands)




                                                             Six Months Ended
                                                                December 31,
                                                           ---------------------
                                                               1993      1992
                                                             --------  --------
Cash flow from operating activities:
  Net income (loss)                                         $  5,046  $ (3,871)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization                              8,527     7,971
    Deferred income                                             (203)     (262)
    Deferred income taxes                                        361        (7)
    Deferred compensation                                        759       820
                                                             --------  --------
  Cash flow from operating activities prior to                14,490     4,651
   working capital requirements
  Change in working capital                                   (9,830)    5,780
                                                             --------  --------
Net cash provided by operating activities                      4,660    10,431
                                                             --------  --------
Cash flow from investing activities:
  Additions to property, plant and equipment                 (11,709)  (10,347)
  Investment in non-current assets                            (1,498)     (940)
                                                             --------  --------
Net cash used in investing activities                        (13,207)  (11,287)
                                                             --------  --------
Cash flow from financing activities:
  Proceeds from issuance of bank debt                          5,012     1,567
  Proceeds from issuance of debt and obligations               8,323     1,119
   under capital leases
  Payments on debt and obligations under capital leases       (1,848)   (2,078)
  Net proceeds from issuance of common stock                     539       491
  Proceeds from (payments on) other long-term liabilities        139      (402)
                                                             --------  --------
Net cash provided by financing activities                     12,165       697
Effect of exchange rate changes on cash and cash equivalents    (137)      (62)
                                                             --------  --------
Net increase (decrease) in cash and cash equivalents           3,481      (221)
                                                             --------  --------
Cash and cash equivalents, beginning of period                 8,545     8,547
                                                             --------  --------
Cash and cash equivalents, end of period                    $ 12,026  $  8,326
                                                             ========  ========



The accompanying notes are an integral part of this statement.



               International Rectifier Corporation

       Notes to unaudited consolidated financial statements

                         December 31, 1993




1.   Basis of Presentation

     The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 1993 and the consolidated results of operations for the six month periods ended December 31, 1993 and 1992, and cash flows for the six month periods ended December 31, 1993 and 1992. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the six month period ended December 31, 1993, are not necessarily indicative of the results to be expected for the full year.

     The Company operates on a fiscal year calendar. Normally each fiscal year consists of 52 weeks; however, fiscal 1993 consisted of 53 weeks. The extra week was included in the quarter ended December 31, 1992 which resulted in a 14 week quarter versus the 13 weeks in the comparable 1994 fiscal quarter.

     The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1993.

     In the fourth quarter of fiscal 1993 the Company extended the useful life of certain assets. This change positively impacted gross profit in the quarter ended December 31, 1993 by approximately $0.5 million.

     Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for temporary differences and net operating loss and tax credit carryforwards. Adoption of SFAS No. 109 had no material impact on the Company's financial position or results from operations. For further disclosure, refer to the quarterly report filed on form 10-Q for the quarter ended September 30, 1993.

     Certain reclassifications have been made to the prior year's financial statements to conform to current year presentation.

2.   Per Share Information

     Earnings per share are computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are common stock equivalents. 92,000 common stock equivalents for stock options were utilized in the computation of earnings per share for the six months ended December 31, 1993. No common stock equivalents for stock options were used in the six months ended December 31, 1992 as the impact would have been anti-dilutive.

3.   Inventories

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at December 31, 1993 and June 30, 1993 were comprised of the following (in thousands):

                                 December 31, 1993          June 30, 1993

     Raw materials                  $ 13,829                  $ 12,613
     Work-in-process                  26,199                    24,943
     Finished goods                   27,608                    25,053
                                     --------                  --------
                                    $ 67,636                  $ 62,609
                                     ========                  ========

4.   Long-Term Debt and Other Loans

     A summary of the Company's long-term debt and other loans at December 31, 1993 is as follows:

                                                   December 31, 1993

     Capitalized lease obligations                       $ 10,039
     Property mortgage notes                                4,332
     Other                                                  6,871
                                                          --------
                                                           21,242

     Less current portion of long-term debt                (3,697)
                                                          --------
                                                         $ 17,545
                                                          ========



5.   Intellectual Property Rights

     The United States Patent and Trademark Office on October 12, 1993 issued a certificate confirming the patentability of the Company's MOSFET patent, 4,959,699, without any material changes to the claims thereof. This proceeding was initiated by the Harris Corporation prior to the Company's settlement of a patent litigation with Harris in February 1992. In another reexamination proceeding, the Patent and Trademark Office has granted the request of SGS-Thomson Microelectronics, Inc. to reexamine the Company's MOSFET patent, 4,705,759.

6.   Settlement Charge

     In the quarter ended December 31, 1992, the Company reached an agreement for settlement of a lawsuit brought by a supplier against the Company in California Superior Court. Under the terms of the agreement the Company paid the supplier $1 million. In the quarter ended December 31, 1992, the Company recognized a charge of approximately $1.0 million ($1 million payment plus legal fees, less amounts previously provided) related to this settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the three and six month periods ended December 31, 1993, as compared to the respective prior year period.


The Company operates on a fiscal calendar, under which the fiscal quarter ended December 31, 1993 consisted of 13 weeks compared to 14 weeks in the quarter ended December 31, 1992.

Revenues in the quarter ended December 31, 1993 increased to $79.1 million from $70.5 million in the comparable prior year period. Revenues for the six month period ended December 31, 1993 increased to $152.2 million from $135.4 million in the previous year. The Company's revenue increase is primarily a result of rising demand for the Company's key growth products and increased manufacturing output. Year-to-year, electronic products revenues grew by 20 percent. Revenues for the quarters ended December 31, 1993 and 1992 include patent royalties of $2.3 million and $2.7 million, respectively.

Gross profit in the three and six month periods ended December 31, 1993 increased to $25.6 million (32.4% of revenues) and $49.0 million (32.2% of revenues), respectively, from $19.4 million (27.6% of revenues) and $36.4 million (26.8% of revenues) in the respective prior year periods. This increase reflects greater manufacturing output and efficiencies and a better product mix. In the fourth quarter of fiscal 1993 the Company extended the useful lives of certain assets. This change positively impacted gross profit in the three and six month periods ended December 31, 1993 by approximately $0.5 million (0.6% of revenues) and $1.0 million (0.7% of revenues), respectively.

In the three and six month periods ended December 31, 1993, selling and administrative expenses decreased to 21.2% and 21.8% of revenues ($16.8 million and $33.1 million), respectively, compared to 22.0% and 22.6% of revenues ($15.5 million and $30.6 million) in the respective prior year periods.

The Company's research and development program is focused on diversifying its MOSFET product line and expanding the related IGBT product line. Efforts are also directed to the development of smart power ICs (integrated circuits) and other power products that work in combination with MOSFETs and IGBTs to improve system performance. In the three and six month periods ended December 31, 1993, research and development expenditures increased to $4.0 million (5.0% of revenues) and $7.8 million (5.1% of revenues), compared to $3.6 million and $6.5 million (5.1% and 4.8% of revenues) in the respective prior year periods.

Net interest expense in the three and six month periods ended December 31, 1993 increased $0.3 million and $0.6 million, respectively, from the comparable prior year periods. The increase in interest expense resulted from increased borrowings, partially offset by lower average interest rates.

Results for the quarter ended December 31, 1992 included a $1.0 million charge for settlement of a breach of contract lawsuit brought against the Company. The charge included a $1.0 million payment to the supplier and related legal fees, reduced by amounts previously provided.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average, the Company has reported approximately 48% of annual revenues in the first half and approximately 52% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1993, the Company had established $54.8 million in domestic and foreign revolving credit facilities, of which $27.8 million had been borrowed by the Company. Based upon covenant and collateral limitations under the revolving credit facilities, the Company had an additional $17.0 million available for borrowing at December 31, 1993. In addition, at December 31, 1993, the Company had available approximately $13.2 million of unused lease lines of credit for capital equipment. At December 31, 1993, the Company had $12.0 million of cash and cash equivalents on hand, and had made commitments of approximately $5.7 million for capital equipment primarily to expand the Company's assembly and wafer capacity.

Although it periodically reevaluates its sources of financing, the Company believes that cash and cash equivalents on hand, anticipated cash flows from operations, and funds available from existing lines will be sufficient to meet its cash requirements for the foreseeable future.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               INTERNATIONAL RECTIFIER CORPORATION
                         Registrant



                                             MICHAEL P. MCGEE
                                             ________________
Date:     February 11, 1994                  Michael P. McGee
                                             Vice President,
                                             Chief Financial Officer and
                                             Principal Accounting Officer


PART II.  OTHER INFORMATION


     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The following matters were submitted to a vote of stockholders at the Company's Annual Meeting of Stockholders held on November 22, 1993, with the following results:



                                                         Authority
Description of Matter                           For       Withheld

1.   Election of Directors:
     Rochus E. Vogt                         15,577,840     218,016

     Robert E. Mueller                      15,568,052     227,804



                                                For       Against    Abstentions
2.   Amendment to Stock Participation
     Plan:                                  13,288,675   2,368,574       138,607


3.   Stockholder Proposal to Establish
     a Compensation Committee:               1,592,558   8,141,354       154,087


4.   Stockholder Proposal to Enlarge
     the Board of Directors:                 1,524,193   8,233,734       130,072


5.   Ratification of Coopers & Lybrand
     as Independent Auditors:               15,659,687      62,616        73,553



Broker Non-Vote on Proposals 2 - 5:   4,006,501