Form 10-Q
period 1994-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1994-05-17
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-Q

(mark one)
[X] Quarterly report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

For the quarterly period ended                   March 31, 1994

[ ] Transition report pursuant to section 13 or 15 (d) of the securities exchange act of 1934 (no fee required)

For the transition period from    ____________   to  ____________

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

There were 20,350,077 shares of $1 par value common stock outstanding at May 13, 1994.



                        Table of Contents



PART I.        FINANCIAL INFORMATION

                                                                         Page
                                                                      Reference
   ITEM 1.  Financial Statements

            Unaudited Consolidated Statement
              of Operations for the Three and Nine Month
              Periods Ended March 31, 1994
              and March 31, 1993


            Consolidated Balance Sheet as of
              March 31, 1994 (unaudited)
              and June 30, 1993


            Unaudited Consolidated Statement of
              Cash Flows for the Nine Month
              Periods Ended March 31, 1994
              and 1993


            Notes to Unaudited Consolidated
              Financial Statements



   ITEM 2.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations



PART II.    OTHER INFORMATION

   NONE

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements




                 International Rectifier Corporation and Subsidiaries

                   Unaudited Consolidated Statement of Operations
                     (In thousands except per share amounts)




                                      Three Months Ended       Nine Months Ended
                                            March 31,              March 31,
                                     -------------------     -------------------
                                       1994       1993         1994       1993
                                     --------   --------     --------   --------
Revenues                            $ 84,252  $  70,572     $236,450  $ 206,004
Cost of sales                         56,142     50,059      159,307    149,137
                                     --------   --------     --------   --------
   Gross profit                       28,110     20,513       77,143     56,867

Selling and administrative expense    17,465     15,827       50,606     46,455
Research and development expense       4,201      3,606       11,980     10,154
                                     --------   --------     --------   --------
   Operating profit                    6,444      1,080       14,557        258

Other income (expense):
   Interest - net                     (1,161)      (574)      (2,715)    (1,552)
   Other - net                          (218)      (180)        (709)    (2,243)
                                     --------   --------     --------   --------
Income (loss) before income taxes      5,065        326       11,133     (3,537)
Provision for income taxes               859        201        1,881        209
                                     --------   --------     --------   --------
Net income (loss)                   $  4,206  $     125     $  9,252  $  (3,746)
                                     ========   ========     ========   ========
Net income (loss) per share         $   0.21  $    0.01     $   0.46  $   (0.18)
                                     ========   ========     ========   ========
Average common and common
   equivalent shares outstanding      20,477     20,299       20,412     20,040
                                     ========   ========     ========   ========




The accompanying notes are an integral part of this statement.


                 International Rectifier Corporation and Subsidiaries
                              Consolidated Balance Sheet
                                    (In thousands)


                                                     March 31,
                                                       1994          June 30,
                                                    (unaudited)        1993
                                                    -----------     -----------
Assets
Current assets:
   Cash and cash equivalents                      $     13,026    $      8,545
   Trade accounts receivable (net)                      63,045          55,004
   Inventories                                          69,661          62,609
   Prepaid expenses                                      2,174           1,731
                                                    -----------     -----------
      Total current assets                             147,906         127,889

Property, plant and equipment (net)                    152,005         138,518
Investments and long-term notes receivable               2,242           2,251
Other assets                                            11,368           9,790
                                                    -----------     -----------
      Total assets                                $    313,521    $    278,448
                                                    ===========     ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Bank loans                                     $     29,204    $     24,007
   Long-term debt - due within one year                  5,788           3,532
   Accounts payable                                     30,074          27,846
   Accrued salaries, wages and commissions               8,342           9,376
   Other accrued expenses                                8,985           5,012
                                                    -----------     -----------
      Total current liabilities                         82,393          69,773

Long-term debt, less current maturities                 24,611          11,810
Deferred income                                          1,199           1,402
Other long-term liabilities                              9,101           9,073
Deferred income taxes                                      607             316

Stockholders' equity:
   Common stock                                         20,345          20,234
   Capital contributed in excess of par value          168,022         167,148
   Retained earnings                                    13,038           3,786
   Cumulative translation adjustments                   (5,795)         (5,094)
                                                    -----------     -----------
      Total stockholders' equity                       195,610         186,074
                                                    -----------     -----------
      Total liabilities and stockholders' equity  $    313,521    $    278,448
                                                    ===========     ===========

The accompanying notes are an integral part of this statement.


                 International Rectifier Corporation and Subsidiaries

                    Unaudited Consolidated Statement of Cash Flows
                                     (In thousands)




                                                               Nine Months Ended
                                                                     March 31,
                                                              ------------------
                                                                1994      1993
                                                              --------  --------
Cash flow from operating activities:
  Net income (loss)                                         $   9,252 $  (3,746)
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation and amortization                              13,286    12,777
    Deferred income                                              (203)     (387)
    Deferred income taxes                                         294        (7)
    Deferred compensation                                       1,158     1,116
                                                              --------  --------
  Cash flow from operating activities prior to                 23,787     9,753
   working capital requirements
  Change in working capital                                   (10,840)    6,385
                                                              --------  --------
Net cash provided by operating activities                      12,947    16,138
                                                              --------  --------
Cash flow from investing activities:
  Additions to property, plant and equipment                  (19,080)  (15,463)
  Investment in non-current assets                             (2,818)   (2,398)
                                                              --------  --------
Net cash used in investing activities                         (21,898)  (17,861)
                                                              --------  --------
Cash flow from financing activities:
  Proceeds from issuance of (payments on) bank debt             5,592      (258)
  Proceeds from issuance of debt and obligations                9,972     4,281
    under capital leases
  Payments on debt and obligations under capital leases        (3,162)   (3,753)
  Net proceeds from issuance of common stock                      985     1,823
  Proceeds from (payments on) other long-term liabilities         206      (888)
                                                              --------  --------
Net cash provided by financing activities                      13,593     1,205
Effect of exchange rate changes on cash and cash equivalents     (161)        9
                                                              --------  --------
Net increase (decrease) in cash and cash equivalents            4,481      (509)
                                                              --------  --------
Cash and cash equivalents, beginning of period                  8,545     8,547
                                                              --------  --------
Cash and cash equivalents, end of period                    $  13,026 $   8,038
                                                              ========  ========



The accompanying notes are an integral part of this statement.




               International Rectifier Corporation

      Notes to unaudited consolidated financial statements

                         March 31, 1994



1.   Basis of Presentation

The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1994 and the consolidated results of operations for the nine month periods ended March 31, 1994 and 1993, and cash flows for the nine month periods ended March 31, 1994 and 1993. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the nine month period ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year.

The Company operates on a fiscal year calendar. Normally each fiscal year consists of 52 weeks; however, fiscal 1993 consisted of 53 weeks. The extra week was included in the quarter ended December 31, 1992 which resulted in 40 weeks in the nine month period ended March 31, 1993 versus 39 weeks in the comparable 1994 fiscal period.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1993.

In the fourth quarter of fiscal 1993 the Company extended the useful life of certain assets. This change positively impacted gross profit in the quarter ended March 31, 1994 by approximately $0.6 million.

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





2.   Per Share Information

Earnings per share are computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are common stock equivalents. 108,000 common stock equivalents for stock options were utilized in the computation of earnings per share for the nine months ended March 31, 1994. No common stock equivalents for stock options were used in the nine months ended March 31, 1993 as the impact would have been anti-dilutive.

3.   Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at March 31, 1994 and June 30, 1993 were comprised of the following (in thousands):

                               March 31, 1994    June 30, 1993

 Raw materials                   $ 12,556          $ 12,613
 Work-in-process                   28,407            24,943
 Finished goods                    28,698            25,053
                                  --------          --------
                                 $ 69,661          $ 62,609
                                  ========          ========


4. Long-Term Debt and Other Loans

A summary of the Company's long-term debt and other loans at March 31, 1994 is as follows:

                                               March 31, 1994

 Capitalized lease obligations                   $ 18,828
 Property mortgage notes                            4,522
 Other                                              7,049
                                                  --------
                                                   30,399
 Less current portion of long-term debt            (5,788)
                                                  --------

                                                 $ 24,611
                                                  ========

5.   Litigation

Oral argument took place on May 2, 1994 before the Court of Appeals for the Federal Circuit on the appeal by SGS-Thomson Microelectronics, Inc., from the rulings in 1993 of the Federal District Court in Los Angeles, California, dismissing the claims of SGS against the Company for infringement of U.S. patents 4,495,513; 4,712,127; and 4,553,314. The Company's action against SGS and its Italian affiliate, SGS-Thomson Microelectronics, S.r.L., for infringement of the Company's U.S. patents 5,008,725 and 5,130,167 is scheduled for trial beginning June 14, 1994.



6.   Settlement Charge

In the quarter ended December 31, 1992, the Company reached an agreement for settlement of a lawsuit brought by a supplier against the Company in California Superior Court. Under the terms of the agreement the Company paid the supplier $1.0 million. In the quarter ended December 31, 1992, the Company recognized a charge of approximately $1.0 million ($1 million payment plus legal fees, less amounts previously provided) related to this settlement.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the three and nine month periods ended March 31, 1994, as compared to the respective prior year period.


The Company operates on a fiscal calendar, under which the nine months ended March 31, 1994 consisted of 39 weeks compared to 40 weeks in the nine months ended March 31, 1993.

Revenues in the quarter ended March 31, 1994 increased to $84.3 million from $70.6 million in the comparable prior year period. Revenues for the nine month period ended March 31, 1994 increased to $236.5 million from $206.0 million in the previous year. The Company's revenue increase is primarily a result of rising demand for the Company's key growth products and increased manufacturing output. Year-to-year, electronic products revenues grew by 27 percent.
Revenues for the quarters ended March 31, 1994 and 1993 include patent royalties of $2.0 million and $2.7 million, respectively.

Gross profit in the three and nine month periods ended March 31, 1994 increased to $28.1 million (33.4% of revenues) and $77.1 million (32.6% of revenues), respectively, from $20.5 million (29.1% of revenues) and $56.9 million (27.6% of revenues) in the respective prior year periods. This increase reflects greater manufacturing output and efficiencies and a better product mix. In the fourth quarter of fiscal 1993 the Company extended the useful lives of certain assets. This change positively impacted gross profit in the three and nine month periods ended March 31, 1994 by approximately $0.6 million (0.7% of revenues) and $1.6 million (0.7% of revenues), respectively.

In the three and nine month periods ended March 31, 1994, selling and administrative expenses decreased to 20.7% and 21.4% of revenues ($17.5 million and $50.6 million), respectively, compared to 22.4% and 22.6% of revenues ($15.8 million and $46.5 million) in the respective prior year periods.

The Company's research and development program is focused on diversifying its MOSFET product line and expanding the related IGBT product line. Efforts are also directed to the development of smart power ICs (integrated circuits) and other power products that work in combination with MOSFETs and IGBTs to improve system performance. In the three and nine month periods ended March 31, 1994, research and development expenditures increased to $4.2 million (5.0% of revenues) and $12.0 million (5.1% of revenues), compared to $3.6 million and $10.2 million (5.1% and 4.9% of revenues) in the respective prior year periods.

Net interest expense in the three and nine month periods ended March 31, 1994 increased $0.6 million and $1.2 million, respectively, from the comparable prior year periods. The increase in interest expense resulted from increased borrowings, partially offset by lower average interest rates.

Results for the nine months ended March 31, 1993 include a $1.0 million charge for settlement of a breach of contract lawsuit brought against the Company.




SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average, the Company has reported approximately 48% of annual revenues in the first half and approximately 52% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1994, the Company had established $57.0 million in domestic and foreign revolving credit facilities, of which $29.2 million had been borrowed by the Company. Based upon covenant and collateral limitations under the revolving credit facilities, the Company had $16.1 million available for borrowing at March 31, 1994. In addition, at March 31, 1994, the Company had available approximately $20.5 million of unused lease lines of credit for capital equipment. At March 31, 1994, the Company had $13.0 million of cash and cash equivalents on hand, and had made commitments of approximately $6.0 million for capital equipment, primarily to expand the Company's assembly and wafer capacity.

Although it periodically reevaluates its sources of financing, the Company believes that cash and cash equivalents on hand, anticipated cash flows from operations, and funds available from existing credit lines will be sufficient to meet its cash requirements for the foreseeable future.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




               INTERNATIONAL RECTIFIER CORPORATION
                           Registrant





                                       MICHAEL P. MCGEE
                                       ________________
Date:     May 13, 1994                 Michael P. McGee
                                       Vice President,
                                       Chief Financial Officer and
                                       Principal Accounting Officer




PART II.   OTHER INFORMATION


 NONE