Form 10-K
period 1994-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1994-09-30
CIK 316793

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended June 30, 1994
                               -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ____________ to ____________

                          Commission file number 1-7935
            _________________________________________________________

                       INTERNATIONAL RECTIFIER CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                  95-1528961
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

                                233 Kansas Street
                              El Segundo, CA  90245
               (Address of principal executive offices, zip code)
       Registrant's telephone number, including area code:  (310) 322-3331

                     ______________________________________

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                  Name of exchange on which registered
   -------------------                  ------------------------------------
Common Stock, par value $1                     New York Stock Exchange
                                               Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:  None

                     ______________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report (s)), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---.
The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $375,324,681 (computed using the closing price of a share of Common Stock on September 27, 1994 reported by New York Stock Exchange).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

There were 20,392,023 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 28, 1994.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 21, 1994, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 1994, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


                                     PART I

ITEM                                                                       PAGE
- - - ----                                                                       ----

1.  Business                                                                  1
2.  Properties                                                               10
3.  Legal Proceedings                                                        10
4.  Submission of Matters to a Vote of the Security Holders                  11

Additional Item.  Directors and Executive Officers of the Registrant         12


                                     PART II

5.  Market for the Registrants' Common Equity and Related Stockholders'
    Matters                                                                  14
6.  Selected Financial Data                                                  15
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                    16
8.  Financial Statements and Supplementary Data                              20
9.  Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure           (-NONE)                                   39


                                    PART III

10. Directors and Executive Officers of the Registrant                       39
11. Executive Compensation                                                   39
12. Security Ownership of Certain Beneficial Owners and Management           39
13. Certain Relationships and Related Transactions                           39


                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports                     39

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

International Rectifier Corporation ("IR" or the "Company") is a major worldwide supplier of power semiconductors. Power semiconductors switch or condition electricity at relatively high voltage and current levels in products such as automobiles, computers/peripherals, communications equipment and copiers.

The Company designs, manufactures and markets power semiconductors which are used for power conversion. In the same way that oil is refined to produce gasoline to power a car, electricity has to be converted to create power to operate equipment. This process of power conversion can be viewed in four stages: input rectification, control, switching, and output rectification. Input rectification conditions off-line electricity, typically rectifying alternating-current to direct-current. The control function measures incoming electricity and sends a signal to the switch. The switch chops the energy into small elements. Output rectification re-configures the elements into a form usable by electrically operated equipment.

Because IR supplies products that perform each of the four basic functions in power conversion, many circuits use more than one type of IR product. This allows IR to develop products that work together to optimize overall circuit performance, and enables the Company to capitalize more broadly on market-leading products.

IR's products are used in all major market sectors. Applications for power semiconductors in automobiles include anti-lock braking and fuel injection systems, power accessories, and air bags. Computer/peripheral applications include power supplies, disk drives, and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics and lighting applications include home entertainment, household appliances and fluorescent lighting ballasts. Communications applications include telephone networks and modems. Power semiconductors are also used widely in industrial applications such as motor-driven production lines, machine tools, fork lifts, and welders.

According to statistics published by the Semiconductor Industry Association (the "SIA"), the Company is the leader in the power MOSFET (Metal Oxide Semiconductor Field Effect Transistor) segment with a 19% market share in calendar year 1993 for its trademarked HEXFET-R- power MOSFETs and IGBTs. SIA data indicates that industry-wide sales of power MOSFETs were $1.1 billion in calendar 1993, an increase of 23% over 1992 levels, and that, over the past five years, power MOSFET sales have grown at an average rate of 26% per year.

The Company's major customers include industry leaders such as AT&T Technologies Inc., Conner Peripherals, Inc., General Motors Corp., Hewlett Packard Co., International Business Machines Corp., Matsushita Electronics Corporation, Sanken Electric Company, Ltd., Sony Corporation, Sporele and Siemens AG. In fiscal year 1994 the Company's sales by region were approximately 46% from North America, 27% from Europe, and 27% from Asia. IR has manufacturing facilities in North America, Europe, and Asia, and uses subcontract assembly in Asia.

IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979. Its executive offices are located at 233 Kansas Street, El Segundo, California 90245 and its telephone number is (310) 322-3331.

POWER SEMICONDUCTOR INDUSTRY

Semiconductors are silicon-based chips that conduct and block electricity. The semiconductor industry consists of integrated circuits ("ICs") and power semiconductors. ICs operate at low power levels and perform multiple functions to process and convey information in electronic signal form. IC capability is largely defined by circuit density, which increases as its features are miniaturized. The applications for ICs are generally concentrated in the computer industry and have been subject to frequent redesign, short product life cycles and rapid obsolescence. As a result, the demand for ICs has been highly cyclical.

In contrast to ICs, power semiconductors operate at higher power levels and perform a single function: they condition and control electricity to operate a power supply, control a motor, or light a lamp. Their capability is largely defined by the level of power that they can handle and their efficiency in converting raw electric current into a more useful form. The amount of electric current handled and the heat it generates limit the rate at which power semiconductors can be miniaturized.

Advances in power semiconductor performance and cost-per-function have been achieved through the use of MOS technology. MOS power transistors (power MOSFETs and IGBTs) have gained an increasing share of the power transistor market at the expense of bipolar transistors that also serve the switch function.

MOS power transistors offer significant benefits over bipolar power transistors. They provide much greater switching speed, which allows the design of higher frequency, more compact circuits. They are activated by voltage rather than current, so they require less external circuitry. MOS transistors are more compatible with microprocessor controls. They offer more reliable long-term performance and are more rugged, so they can better withstand adverse operating conditions. Power MOSFETs and IGBTs compare favorably to bipolar power transistors on a price/performance basis.

APPLICATIONS

Power semiconductors are used in a broad spectrum of commercial and industrial applications, including many products with long life cycles. Because of this more gradual rate of technological change and the diversity of applications, the Company believes that the demand for power semiconductors is less cyclical than ICs. Power semiconductor demand is driven by growth in the end markets, conversion to new technologies, and the proliferation of new end-product applications. The Company believes that markets driving future demand for power semiconductors include:

     PORTABLE ELECTRONICS. Advances in power semiconductors help extend battery life and reduce product size and weight in a variety of battery-operated products such as lap-top and notebook computers, personal digital organizers, cellular telephones, household appliances and hand tools.

     AUTOMOTIVE ELECTRONIC SYSTEMS. The concentration of solid state electronics in recent model year automobiles has increased rapidly, as safety and comfort features increase demands on the battery. Applications include anti-lock braking systems, air-bags, fuel injection systems, electric windows and adjustable mirrors and seats. Adoption of battery operated electric vehicles to reduce emissions would dramatically increase consumption of MOS transistors.

     ELECTRONIC LIGHTING BALLASTS. Electronic lighting ballasts, which incorporate MOS power semiconductors, significantly reduce the amount of energy consumed in lighting. Conversion to electronic ballasts has been driven by lower end-user operating costs and incentives from electric utilities to encourage energy efficiency.

     VARIABLE SPEED MOTORS. Variable-speed solid-state controls increase energy efficiency and performance in a broad range of industrial and appliance motors. In addition, clean air legislation is driving the conversion from traditional chlorofluorocarbons ("CFCs") to less toxic but less efficient refrigerants. Manufacturers of refrigerators and air conditioners compensate for these less efficient chemicals by using more efficient variable-speed motors.

PRODUCTS

The Company's products convert electrical power to make it more useable and efficient in performing work such as operating power supplies, controlling motors, and lighting lamps. The ability of the products to minimize energy lost at each point in the power conversion process is central to their value. Important growth applications include such energy-sensitive products as electric automobiles, electronic fluorescent lights and more energy efficient refrigeration and air conditioning equipment.

The Company's HEXFET power MOSFET products comprised about 66% of fiscal 1994 sales. IR also supplies IGBT transistors, Control ICs, high performance diodes, and high power rectifiers and thyristors. The Company believes that this complete line of power conversion products represents a competitive advantage, as it is able to provide customers with integrated solutions to their power conversion needs.

The Company's fastest-growing products have comprised a greater proportion of its total revenues during each of the past three fiscal years. The table below shows revenues of IR's growth and mature products as a percentage of revenues for the periods indicated.

                                FISCAL YEARS ENDED JUNE 30,
                                ---------------------------
                          1994             1993             1992
                          ----             ----             ----
     Growth (1)           81.9%            77.5%            75.8%
     Mature (2)           18.1%            22.5%            24.2%
                         ------           ------           ------
          Total          100.0%           100.0%           100.0%
                         ------           ------           ------
                         ------           ------           ------

____________________
(1) Growth products consist of Hexfets, Schottky diodes, Fast Recovery diodes, IGBT, Control ICs, and royalties.
(2)  Mature products consist of high power rectifiers and thyristors.

SWITCHING PRODUCTS

MOS TRANSISTORS. MOS transistors (power MOSFETs and IGBTs) serve the switch function in power conversion to provide an even, useable flow of power for electronic equipment.

POWER MOSFETS. Through its HEXFET product line, the Company is the world leader in power MOSFETs. The breadth and diversity of the market for these products provide an element of stability in demand.

Applications for MOSFETs in automobiles include anti-lock braking and fuel injection systems, power accessories and air bags. Computer/peripheral applications include power supplies, disk drives, and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics applications include home entertainment, videocameras, household appliances, and power tools. Lighting applications include electronic fluorescent ballasts and compact fluorescent bulbs. Industrial applications include instrumentation and test equipment. Communications applications include telephone networks and modems. Government and aerospace applications include commercial and military satellites, communications equipment, command-and-control systems, and missiles.

Market acceptance and brand recognition of HEXFETs have benefited from the Company's emphasis on quality control and reliability, and the Company believes its standards to be among the most stringent in the industry. Cumulative and current data on long and short term product reliability is made available to customers quarterly.

The Company fabricates the large majority of its power MOSFET wafers at HEXFET America. Die from these wafers are assembled into packaged devices at HEXFET America, IR's facilities in England and Mexico, and subcontract facilities in Asia. See "-Manufacturing."

IGBTS. IGBTs also serve the switch function in power conversion applications that require higher current and voltage than power MOSFETs handle efficiently. IGBTs combine the ease of voltage-driven power MOSFET technology with the conduction efficiency of bipolar transistor technology. The performance and ruggedness of these devices enable them to replace bipolar transistors and thyristors in many high-voltage, high-current motor control and power conditioning applications. Energy-efficient, variable-speed motor controls are an emerging application, and the Company believes electric vehicles will require large quantities of IGBTs for each vehicle.

The Company's IGBT technology is closely related to its HEXFET technology, and the Company views them as complementary products. The Company believes that its patents on fundamental MOSFET technology also apply to IGBTs, and it is seeking further patent protection on its IGBT technology.

CONTROL PRODUCTS

CONTROL ICS. Control ICs serve the control function of power conversion. These devices perform the functions of several discrete components. This integration allows circuit designers to simplify circuit design and assembly, improve reliability and reduce overall system size and cost. In sensing and responding to adverse operating conditions, Control IC performance is superior to a safety or diagnostic circuit using discrete components. IR's Control ICs draw on the Company's power MOSFET technology and are designed to optimize the performance of both MOSFETs and IGBTs. The Company believes that its power MOSFET patents also apply to a broad range of Control ICs.

Control ICs are used in a wide variety of power supply, motor and lighting control applications. These include industrial motor controls, stepper motor controls, solenoid drivers, welding equipment, telecom switchers, computer/peripherals, instrumentation and test equipment, fluorescent lighting ballasts, and compact fluorescent light bulbs.

INPUT RECTIFICATION PRODUCTS

The Company also manufactures a broad line of rectifiers, diodes and thyristors that serve the input rectification function of power conversion. These products condition power to make it more efficient and useable, in principally industrial end products that require power-handling capability from one amp to 5000 amps and from 20 volts to 5000 volts. Applications include motor and lighting controls, welding equipment, fork lifts, machine tools, induction heating, locomotives, motor-driven production lines, smelting equipment, and power supplies.

The Company recently consolidated its manufacturing facilities for its input rectification products from three sites to a single site at its existing facility in Turin, Italy. The consolidation was completed in the third quarter of fiscal 1994.

OUTPUT RECTIFICATION PRODUCTS

The Company's Schottky diodes and Fast-Recovery diodes serve the output rectification function of power conversion. Output rectification re-configures the elements into a form usable by electrically operated equipment. Schottky diodes are used with power MOSFETs in high-frequency applications such as computer/peripherals. The Company's trademarked HEXFRED-R- Fast-Recovery diodes are used with IGBTs in higher-current, lower-frequency applications such as motor controls.

MANUFACTURING

Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly (or packaging). Wafer fabrication is a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties. The chemicals are applied in patterns that define cells or circuits within numerous individual devices (often termed "die" or "chips") on each wafer. Packaging or assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in external structures (termed packages) that make them useable in a circuit. Power semiconductors generally use the process technology and equipment already proven in ICs manufacturing.

The Company has production facilities in California, England, Italy, Mexico and India. In addition, the Company has equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Japan, Taiwan and Malaysia. IR fabricates substantially all of its power MOSFET wafers at HEXFET America in Temecula, California. A wafer fabrication facility for IGBTs and other

MOSFET devices as well as assembly operations for government and other advanced products are located in El Segundo, California. Facilities that assemble HEXFETs and other growth products are located in the United States and overseas, in Company-owned and subcontract facilities, in order to take advantage of low assembly costs and provide maximum customer service. In Tijuana, Mexico, the Company assembles MOSFET products, IGBTs and other modules. The Company's Oxted, England facility, which qualifies as a duty-free warehouse, assembles MOSFETs and IGBTs as well as products used in certain military applications. Since April 1, 1994 the Company has manufactured substantially all its high power rectifiers and thyristors at its Turin, Italy facility. The Company also has arrangements with third parties for product assembly in the Philippines, Malaysia, Taiwan and Japan. In a duty-free zone in India, the Company has an assembly facility for rectifiers and thyristors.

To meet rising demand for power MOSFETs, the Company is expanding wafer fabrication at HEXFET America. Planned to be in production by the end of calendar 1995, the Company believes that the estimated $75 million expansion will increase by about 75% the Company's wafer capacity in power MOSFETs.
The expansion will position IR to aggressively address the fastest growing segments of the power transistor market, high density MOSFETs and IGBTs. Next-generation devices designed for production in the new fabrication facility incorporate design and process advancements in the Company's proprietary HEXFET and IGBT technologies. A core process with shared elements for both products will enable the facility to combine flexibility with efficient high-volume manufacturing techniques. The fabrication will be performed on six-inch wafers and will use a continuous-flow layout similar to the one already in use at HEXFET America which was designed for efficient, high volume fabrication with reduced cycle times and is different from the functional layout that the Company believes is commonly used by semiconductor manufacturers. Highly automated processing and supply systems for gases, water, and other processing chemicals have also contributed to continuous improvements in wafer yields at this facility. Pilot runs of the new products on the specified equipment are already underway at the Company's headquarters in El Segundo, California.

HEXFET America was selected for the fabrication expansion because it offers several important benefits. Expanding at an existing facility allows the Company to invest less in construction and more in production capacity. It should require fewer additional employees than a totally new facility would and enables IR to start up and operate the fabrication with seasoned staff already in place. The accessibility of HEXFET America to the Company's research and development staff in El Segundo eases the transition of the products from development to manufacturing.

MARKETING, SALES AND DISTRIBUTION

The Company markets its products through sales personnel, representatives, or distributors. The Company believes its ability to offer products that serve each of the four functions of power conversion enhances its competitive position in the overall power semiconductor market.

In fiscal year 1994 the Company's sales by region were approximately 46% from North America, 27% from Europe, and 27% from Asia. The Company's domestic direct sales force is organized in four sales zones. In Western Europe, the Company's products are sold through its own sales force as well as through sales agents and distributors. The Company's European sales and representative offices are in England, Italy, Sweden, France, Germany, Finland, Denmark, Poland, the Czech Republic, and

Hungary. In Asia IR has sales and representative offices in India, Japan, Singapore, Hong Kong, and Korea.

Because many applications require products from several product groups, the Company has organized its marketing efforts by market sector, rather than product type. These business management groups focus on several key commercial sectors and on government and aerospace business. In addition, the Company's staff of applications engineers provides customers with technical advice and support regarding the use of IR's products.

CUSTOMERS

In most cases, the Company's devices are incorporated in larger systems manufactured by end product manufacturers. The Company's customers in the automotive segment include General Motors Corp., Ford, Delco, Siemens AG and Bosch. International Business Machines Corp., Hewlett Packard Co., Apple Computer Inc. and Compaq purchase the Company's products in the computer segment. Consumer electronics customers include Philips. Customers in the telecommunications segment include AT&T Technologies, Inc. and Nokia. The Company also sells its products to distributors including Arrow Electronics, Future Electronics, and Pioneer Electronics/Pioneer Technology.

BACKLOG

As of June 30, 1994, the Company's backlog of orders was $121.8 million compared to $85.3 million as of June 30, 1993. Backlog represents purchase orders which have been released for shipment and are scheduled to be shipped within the following 12 months. In accordance with industry practice, IR may in certain circumstances release customers from purchase orders without penalty. Increasingly, major customers are operating their businesses with shorter lead times and are placing orders on a periodic rather than an annual basis. Orders are cancelable and backlog is not necessarily indicative of sales for any future period.

RESEARCH AND DEVELOPMENT

The Company is involved in ongoing research and development directed toward new processes, devices and packages as well as continued improvement of quality and reliability in existing products. In fiscal years 1994, 1993 and 1992, the Company spent approximately $16.4 million, $14.1 million, and $9.4 million, respectively, on research and development activities. In fiscal 1994, the Company introduced a variety of products designed to address growth opportunities identified by market sector: high-density, high-efficiency HEXFETs and surface-mount packages for portable electronics; Control ICs for lighting and motor control applications; IGBT modules for motor controls; and HEXFETs with diagnostic and safety features for auto applications. IR's research and development program is focused on advancing and diversifying the HEXFET product line, expanding the related IGBT products, and developing Control ICs and other power products that work in combination with HEXFETs and IGBTs to improve system performance. IR's research and development staff also works with the marketing staff to develop new products that address specific customer needs. Efforts are directed towards developing new processes that enable the Company to produce smaller, more efficient devices. Efforts are also directed at reducing assembly costs and developing new package designs and assembly processes.

INTELLECTUAL PROPERTY

The Company has made significant investments in developing and protecting its intellectual property. Through successful enforcement of its patents, the Company has entered into a number of license agreements, generated royalty income, and received substantial payments in settlement of litigation. The Company currently has 61 unexpired U.S. patents, which expire from 1995 to 2011 (those patents fundamental to the Company's operations expire between 2000 and 2010), 29 U.S. patents pending, and 67 unexpired and 58 pending corresponding foreign patents in a number of countries. IR is also licensed to use certain patents owned by others. Under the terms of an agreement with Unitrode Corporation that terminates in March 2000, the Company pays Unitrode Corporation approximately 12% of IR's net patent royalty income. The Company has several registered trademarks in the United States and abroad including trademarks for HEXFET. The Company believes that its proprietary technology and intellectual property contribute to its competitive advantage.

Since the Company believes that its power MOSFET patents are broadly applicable in the marketplace, it is committed to enforcing its rights under those patents and is pursuing additional license agreements. The Company presently has royalty-bearing license agreements with ten companies, most of which are competitors: Harris Corporation; Hitachi, Ltd.; Matsushita Electronics Corporation; National Semiconductor Corporation; NEC Corporation; Sanken Electric Company, Ltd.; SGS-Thomson Microelectronics, Inc.; Siliconix incorporated; Toshiba Corporation; and Unitrode Corporation.

Certain of the Company's fundamental MOSFET patents have been subjected to reexamination in the United States Patent and Trademark Office. See "Note 9 - Intellectual Property Rights." Although no assurance can be given as to the ultimate outcome of the Company's patent enforcement efforts or the success of the Company's patent licensing program, the Company believes that its patent portfolio will be the source of continuing royalty income.

COMPETITION

The Company encounters differing degrees of competition for its various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive, and many of the Company's competitors are larger companies with greater financial resources than IR. The Company believes that its breadth of product line and its ability to bundle products that serve the different functions into one package distinguish it from its competitors. IR's products compete with products manufactured by others based on breadth of product line, quality, price, reliability, over-all performance of the products, delivery time to the customer, and service (including technical advice and support). The Company's competitors include Eupec, Harris Corporation, Hitachi Ltd., Motorola, Inc., NEC Corporation, Philips International B.V., Powerex, Inc., Samsung Semiconductor Inc., SGS-Thomson Microelectronics, Siemens AG, Siliconix incorporated, Toshiba Corporation and Westcode Semiconductors Ltd.

ENVIRONMENTAL MATTERS

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

The Company and Rachelle Laboratories, Inc. ("Rachelle"), its former pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (the "OII site"). Certain PRPs who settled certain claims with the EPA under two consent decrees, filed suit in Federal Court in May 1992 against a number of other PRPs, including IR, for cost recovery and contribution under CERCLA. The lawsuit against IR, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. Claims have been made with the Company's insurers with respect to the OII site matter; however, there can be no assurance that the insurance coverage attaches to these claims. There remains the potential for litigation against IR relating to future consent decrees. The Company does not believe that either it or Rachelle is responsible for the disposal at the OII site of any material constituting hazardous substances under CERCLA. Although the ultimate resolution of this matter is unknown, the Company believes that it will not have a material adverse impact on its financial position.

In May 1993 the Company purchased property from its Employee Profit Sharing and Retirement Plan. At the time of the purchase it was determined that the property required clean up of seepage from a storage tank, at an estimated additional cost of $500,000. The Company commenced the clean up in fiscal year 1994, and the costs to be incurred will be capitalized as additional costs of the property.

On July 18, 1994, the Company received a letter from the State of Washington Department of Ecology notifying the Company of a proposed finding that the Company is a potentially liable person ("PLP") for alleged PCE contamination (also known as perchloroethylene, tetrachloroethylene, and other names) ("PCE") of real property and groundwater in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the PCE or arranged with a transporter for the disposal or treatment of the PCE in Yakima County. The Company replied on August 11, 1994 to this letter and stated that it has not contributed to PCE or other solvent contamination at the Yakima County site and that it should not be designated a PLP.

The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company's investigation of this matter has just begun and therefore an opinion cannot be expressed as to any ultimate responsibility.

EMPLOYEES

As of June 30, 1994, the Company employed approximately 3,100 people, of whom approximately 2,085 are employed in North America, 970 in Western Europe and 45 in Asia. The Company is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

The Company's operations occupy a total of approximately 864,000 square feet, of which approximately 477,000 square feet are located within the United States.
Of the worldwide total, approximately 247,000 square feet are leased and the balance is owned by the Company.

IR's leases expire between 1994 and 2012. If the Company is unable to renew these leases upon expiration, it believes that it could find other suitable premises without any material adverse impact on its operations.

The Company's major facilities are in the following locations:


                            Total Square Feet
                            -----------------
Facility                     Owned     Leased     Expiration of Lease
- - - --------                     -----     ------     -------------------
Temecula, California       287,000        ---     ---
El Segundo, California      93,000     91,000     July 31, 1995 - July 31, 2004
Tijuana, Mexico                ---     89,000     (1)
Oxted, England              45,000     15,000     March 27, 2012
Turin, Italy               110,000      6,000     June 30, 1995 - March 31,1998

(1) Since the Company's lease on its assembly facility in Mexico expired, it has rented the same space on a month to month basis due to pending rezoning of the neighborhood. The Company has identified comparable space available for lease on comparable terms if such assembly facility needs to be moved.

The Company believes that these facilities are adequate for its current and anticipated near term operating needs. IR estimates that it currently utilizes approximately 81% of its worldwide manufacturing capacity. To meet rising demand for power MOSFETs, the Company is expanding wafer fabrication at HEXFET America. Planned to be in production by the end of calendar 1995, the Company believes that the estimated $75 million expansion will increase by about 75% the Company's wafer capacity in power MOSFETs.

The Company has nine sales offices located throughout the United States, and other sales and technical support offices in Canada, France, Germany, Hong Kong, India, China, Singapore, and Scandinavia which operate in leased facilities.

ITEM 3.   LEGAL PROCEEDINGS

SGS-Thomson Microelectronics, Inc. filed suit against the Company in June 1991 in Federal District Court in Texas, charging infringement of U.S. patent 4,553,314. The suit was thereafter transferred to the Federal District Court in Los Angeles, California. Subsequent to transfer, SGS amended its complaint to charge additionally infringement of U.S. patents 4,495,513 and 4,712,127.
The District Court on February 1, 1993 dismissed for lack of standing SGS's claims for infringement of the '127 and '513 patents. The same Court ruled on March 15, 1993 that the remaining SGS patent in the same case ('314) is unenforceable. SGS appealed the February and March summary judgment rulings, as well as the order transferring the case to California, to the Court of Appeals for the Federal Circuit. IR then cross-appealed the District Court's denial of IR's motion for summary judgment as to the invalidity of the '314 patent. In July 1994, the Federal Circuit vacated the District Court's grants of summary judgment as to the '513, '127 and '314 patents, affirmed the District Court's denial of summary judgment, and reversed the transfer order, but remanded the case for continued proceedings in California. SGS petitioned the U.S. Supreme Court for a writ of certiorari as to various rulings of the Federal Circuit relating to jurisdictional and venue issues. No trial date has yet been set and the ultimate outcome of the case as to the three patents is unknown. In a separate proceeding before the California District Court, the Court in July 1994 granted the Company's motions to enforce its license agreement with SGS, requiring SGS to pay royalties under IR's patents 4,959,699 and 4,642,666 as to SGS's sales of power MOSFET, IGBT and power IC products. SGS is appealing this ruling on royalties to the Federal Circuit. The Company's separate action against SGS and its Italian affiliate, SGS-Thomson Microelectronics, S.r.L., for infringement of the Company's U.S. patents 5,008,725 and 5,130,767 is continuing before the same Court. Trial of the Company's action has been set for January 25, 1995.

The Company, its directors and certain officers have been named as defendants in three class action lawsuits filed in federal court in California. The last two suits also name Kidder, Peabody & Co. Incorporated and Montgomery Securities. These suits seek unspecified compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. They generally allege that the Company and the other defendants made materially false statements and/or omitted to state material facts in connection with the public offering of the Company's common stock completed on April 24, 1991 and/or the redemption and conversion of the Company's 9% Convertible Subordinated Debentures Due 2010 completed in June 1991. Although the Company believes that the claims alleged in the suits are without merit, the ultimate outcome thereof cannot be presently determined. Accordingly, no provision for any liability that may result upon adjudication of these matters has been made in the consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

Not applicable.

ADDITIONAL ITEM.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of IR are:


Eric Lidow          81   President; Chairman of the Board; Chief Executive
                         Officer
Alexander Lidow     39   Executive Vice President-Operations; Director
Derek Lidow         41   Executive Vice President; Director
Robert J. Mueller   65   Executive Vice President-External Affairs and Business
                         Development; Director
Michael P. McGee    35   Vice President-Chief Financial Officer
George Krsek        73   Director
Jack O. Vance       69   Director
Rochus E. Vogt      64   Director
Donald S. Burns     69   Director
James D. Plummer    49   Director



Eric Lidow is a founder of the Company and has been the Chief Executive Officer and a director of the Company since its inception in 1947.

Alexander Lidow, Ph.D., has been employed by the Company since 1977. He served as the Semiconductor Division's Vice President-Research and Development since July 1979, was promoted to Semiconductor Division Executive Vice President-Manufacturing and Technology in March 1985, and became the President of the Electronic Products Division in July 1989. In August 1992, Dr. Lidow was elected Executive Vice President of Operations. He was elected a director in September 1994. Dr. Lidow is a son of Eric Lidow.

Derek B. Lidow, Ph.D., has been employed by the Company since 1976. He served as the Semiconductor Division's Vice President-Operations since March 1980, was promoted to Semiconductor Division Executive Vice President-Marketing and Administration in March 1985, and became President of the Power Products Division in July 1989. In August 1992, Dr. Lidow was elected Executive Vice President and in July 1993 assumed responsibilities for worldwide sales and marketing. He was elected a director in September 1994. Dr. Lidow is a son of Eric Lidow.

Robert J. Mueller has been employed by the Company since November 1961. He served as Vice President of Marketing for the U.S. Semiconductor Division from 1963 until October 1969 when he was promoted to Corporate Vice President-Foreign Operations. Mr. Mueller became Executive Vice President-World Marketing and Foreign Operations in April 1978, Corporate Executive Vice President-External Affairs and Worldwide Sales in July 1989, and in July 1993 became Executive Vice President-External Affairs and Business Development. He was elected a director in 1990.

Michael P. McGee has been employed by the Company since 1990. He joined the Company in July 1990 as Director of Corporate Accounting and was promoted to Corporate Controller in December 1990. Mr. McGee became Vice President, Controller and Principal Accounting Officer in 1991, and in 1993, became Vice President-Chief Financial Officer. From 1985 to the time he joined the Company, Mr. McGee was a senior manager and audit manager at Ernst and Young.

George Krsek, Ph.D., was President of Houba, Inc. a pharmaceutical firm from 1975 to July 1994, and is currently President of Konec L.L.C., a management consulting company. He has been a director of the Company since 1979.

Jack O. Vance became the Managing Director of Management Research, a management consulting firm in November 1990. From 1960 through 1989 he was a director of McKinsey & Co., Inc., a management consulting firm. During the years 1973 through 1989 he was also the Managing Director of the firm's Los Angeles office. He has been a director of the Company since 1988. He is also a director of Hillhaven Corporation, International Technology Corporation, Escorp, The Nichols Institute, The Olson Company, University Restaurant Group, and FCG Enterprises, Inc.

Rochus E. Vogt, Ph.D., is a Professor of Physics, California Institute of Technology, and acted as Provost from 1983 through 1987. He has been a director of the Company since 1984.

Donald S. Burns has been Chairman, President and Chief Executive Officer of Prestige Holdings, Ltd., a property management and business consulting firm since 1978. Mr. Burns was elected a director of the Company in 1993. He is also a director of ESI Corporation and International Technology Corporation.

James D. Plummer, Ph.D., has been the John M. Fluke Professor of Electrical Engineering, Stanford University since 1988 and Director of Stanford's Integrated Circuits Laboratory since 1984. Mr. Plummer was elected a director of the Company in September 1994.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

                         Price Range of Common Stock
                         ---------------------------
                              (in Dollars)


                  First              Second               Third              Fourth        Stockholders
Fiscal           Quarter             Quarter             Quarter             Quarter            at
Year          High      Low       High      Low       High      Low       High      Low      Year End
- - - ----          ----      ---       ----      ---       ----      ---       ----      ---      --------
1994         13        10 1/4    14 7/8    10 1/4    19        13 7/8    17 1/8    13 1/2      1,787

1993          9 7/8     7 3/4    13         8 3/4    13 5/8    11        12 5/8     9 7/8      2,006

The Company's Common Stock is traded on the New York Stock Exchange under the symbol "IRF".

No dividends have been recently declared or paid. The Company does not intend to pay cash dividends in the foreseeable future as all funds will be used to expand operations. Furthermore, under certain credit agreements, the Company is not permitted to pay any cash dividends.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data as of June 30, 1994 and 1993 and for the fiscal years ended June 30, 1994, 1993 and 1992 are derived from the audited consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements and notes with respect thereto included herein. The selected consolidated financial data as of June 30, 1992, 1991 and 1990, and for the fiscal years ended June 30, 1991 and 1990 are derived from audited consolidated financial statements of the Company which are not included herein.


                                                                    FISCAL YEARS ENDED JUNE 30,
                                              ---------------------------------------------------------------------

                                                 1994           1993           1992           1991           1990
                                              ---------      ---------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA (IN THOUSANDS
EXCEPT PER SHARE DATA) (1)
Revenues                                      $ 328,882      $ 281,732      $ 265,495      $ 252,800      $ 229,863
Cost of sales                                   219,944        202,684        186,437        167,044        162,075
                                              ---------      ---------      ---------      ---------      ---------
Gross profit                                    108,938         79,048         79,058         85,756         67,788
Selling and administrative expense               69,008         62,637         58,771         51,544         41,526
Research and development expense                 16,381         14,083          9,405          7,538          6,585
Restructuring charge                                 --             --             --          1,000             --
                                              ---------      ---------      ---------      ---------      ---------
Operating profit                                 23,549          2,328         10,882         25,674         19,677
Interest expense, net                            (3,625)        (2,250)        (1,436)       (13,266)       (17,062)
Other income (expense)                           (1,050)        (2,675)         1,066          5,825              8
                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes and
  extraordinary  item                            18,874         (2,597)        10,512         18,233          2,623
Provision for income tax                          3,160            436          1,275          1,086            466
                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary item          15,714         (3,033)         9,237         17,147          2,157
Extraordinary item, net                              --             --             --            726             --
                                              ---------      ---------      ---------      ---------      ---------
Net income (loss)                             $  15,714      $  (3,033)     $   9,237      $  16,421      $   2,157
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

Income (loss) per share:
       Before extraordinary item              $    0.78      $   (0.15)     $    0.46      $    1.30      $    0.18
       Extraordinary item                            --             --             --          (0.06)            --
                                              ---------      ---------      ---------      ---------      ---------
       Net income (loss) per share            $    0.78      $   (0.15)     $    0.46      $    1.24      $    0.18
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

Average common and common equivalent
  shares outstanding                             20,428         20,087         20,107         13,210         11,733
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------


                                                                             AT JUNE 30,
                                              ---------------------------------------------------------------------

Balance Sheet Data (In thousands)                1994           1993           1992           1991           1990
                                              ---------      ---------      ---------      ---------      ---------
Working capital                               $  67,165      $  58,116      $  67,538      $  74,900      $  25,889
Total assets                                    330,574        278,448        285,880        250,263        217,532
Short-term debt                                  33,310         27,539         27,135         15,821         27,309
Long-term debt, less current maturities          26,817         11,810         11,535         11,921        120,139
Stockholders' equity                            202,943        186,074        191,703        179,535         21,572


(1) Certain reclassifications have been made to previously reported amounts to conform with current year presentation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain items included in selected financial data as a percentage of revenues.


                                                    FISCAL YEARS ENDED JUNE 30,
                                                ----------------------------------
                                                1994           1993           1992
                                                ----           ----           ----
Revenues                                       100.0%         100.0%         100.0%
Cost of sales                                   66.9           71.9           70.2
                                               -----          -----          -----
Gross profit                                    33.1           28.1           29.8
Selling and administrative expense              21.0           22.2           22.1
Research and development expense                 5.0            5.0            3.5
                                               -----          -----          -----
Operating profit                                 7.1            0.9            4.2
Interest expense, net                           (1.1)          (0.8)          (0.6)
Other income (expense)                          (0.3)          (1.0)           0.4
                                               -----          -----          -----
Income (loss) before income taxes                5.7           (0.9)           4.0
Provision for income taxes                       0.9            0.2            0.5
                                               -----          -----          -----
Net income (loss)                                4.8%          (1.1)%          3.5%
                                               -----          -----          -----
                                               -----          -----          -----


1994 COMPARED WITH 1993
The Company operates on a fiscal calendar under which the twelve months ended July 3, 1994 consisted of 52 weeks compared to 53 weeks in the twelve months ended July 4, 1993.

Revenues for fiscal 1994 increased 16.7% to $328.9 million from $281.7 million in the prior year. The Company's revenue increase reflected continued growing demand for the Company's power MOSFET and related devices which resulted in a 23.4% increase in revenues from these products. Offsetting this revenue increase was a 6.2% decrease in revenues from the Company's thyristor and rectifier product lines. This downturn reflected slow starting economies in key European markets in the first half, and the pruning of these mature product lines. Changes in foreign exchange rates negatively impacted revenues by approximately $2.0 million. Revenues for fiscal 1994 also included $9.0 million of net patent royalties compared to $9.5 million in the prior period.

Gross profit was 33.1% of revenues ($108.9 million) in fiscal 1994 versus 28.1% of revenues ($79.0 million) in fiscal 1993. The increased margin reflected IR's recovery from production constraints in fiscal 1993. In addition, greater MOSFET manufacturing volume and efficiencies resulted in lower per unit product costs and enabled the Company to balance output to market demand and return to a normal mix of original equipment manufacturers, distribution and higher margin spot market business.

In the fourth quarter of fiscal 1993 the Company extended the useful lives of certain assets. This change positively impacted gross profit by approximately $2.6 million (0.8% of revenues) during fiscal 1994.

In fiscal 1994, selling and administrative expense was 21.0% of revenues ($69.0 million) versus 22.2% of revenues ($62.6 million) in fiscal 1993. The decreased percentage reflects the Company's continued commitment to reducing operating expenses as a percentage of revenues.

In fiscal 1994, the Company's research and development expenditures increased $2.3 million to $16.4 million (5.0% of revenues) from $14.1 million (5.0% of revenues) in the prior period. The Company's research and development program was focused on the advancement and diversification of the HEXFET product line and expansion of the related IGBT products, the development of Control ICs and power products that work in combination with HEXFETs and IGBTs to improve system performance. Included in 1994 research and development expenses are the costs associated with an activity started in fiscal 1994, in Japan, where efforts are directed at reducing assembly costs and developing new assembly processes.

The major components of other expense include a $0.9 million charge for the consolidation of the Company's power products operations, $0.4 million of severance costs and $0.3 million on the disposal of property, plant and equipment, offset by $0.4 million in foreign currency transaction gains.

1993 COMPARED WITH 1992
The Company operates on a fiscal calendar year under which the twelve months ended July 4, 1993 consisted of 53 weeks compared to 52 weeks in the twelve months ended June 28, 1992.

Revenues for fiscal 1993 increased 6.1% to $281.7 million from $265.5 million in the prior year. The Company's revenue increase was primarily a result of higher sales of the Company's power MOSFET devices and increased net patent royalties. Changes in foreign exchange rates negatively impacted revenues by approximately $2.5 million. Revenues for fiscal 1993 also include $9.5 million of net patent royalties compared to $5.7 million in the prior period.

During fiscal 1992 and the first three fiscal quarters of 1993, sales of the Company's power MOSFET devices were constrained because of assembly output limitations. In the second half of 1992, the Company began a program to expand assembly capacity for power MOSFETs at HEXFET America. During this expansion program a subcontractor that provided about 30% of IR's fast-growing product assembly output quit the business. Delays in receiving and ramping up equipment at HEXFET America were compounded by the need to replace the subcontractor. Product shortages curtailed IR's growth and negatively affected its share of the power MOSFET market.

Gross profit was 28.1% of revenues ($79.0 million) in fiscal 1993 versus 29.8% of revenues ($79.1 million) in fiscal 1992. Margins reflected less efficient operation during the above assembly expansion ramp-up and product allocation that favored industry-leading original equipment manufacturer customers over higher-margin spot market business. Gross margin for the first half of fiscal 1993 was 26.8% of revenues as compared to 29.2% of revenues for the last half of fiscal 1993. First-half margins also reflected a decrease in wafer fabrication rates to accommodate a lower assembly production rate. Second-half margins reflected greater manufacturing volume and efficiencies and an increase in net patent royalties.

In fiscal 1993, selling and administrative expense increased $3.8 million to $62.6 million (22.2% of revenues) from $58.8 million (22.1% of revenues) in the prior period. These increases reflect planned revenue increases, as well as increases associated with an additional week of operations reported in fiscal 1993.

In fiscal 1993, the Company's research and development expenditures increased $4.7 million to $14.1 million (5.0% of revenues) from $9.4 million (3.5% of revenues) in the prior period. The Company's research and development program is focused on the advancement and diversification of the HEXFET product line and expansion of the related IGBT products. Efforts were also directed to the development of Control ICs and power products that work in combination with HEXFETs and IGBTs to improve system performance. The increase in research and development expenditures in fiscal 1993 contributed to more new product introductions in fiscal 1993.

Other expense included a $1.1 million charge for the settlement of a breach of contract lawsuit, $1.1 million of severance costs and $0.2 million related to the buyout of a lease upon early termination.

SEASONALITY
The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1994, the Company had established $77.0 million in domestic and foreign revolving credit facilities, of which $27.2 million had been borrowed by the Company. Based upon covenant and collateral limitations under the revolving credit facilities, the Company had $26.5 million available for borrowing at June 30, 1994. In addition, at June 30, 1994 the Company had available approximately $20.0 million of unused lines of credit for capital equipment, $13.1 million of cash and cash equivalents, and had commitments of approximately $7.5 million for capital equipment.

During fiscal 1995 the Company intends to spend approximately $75 million to expand wafer fabrication capacity at its HEXFET America facility. In addition, the Company intends to spend approximately $35 million to expand or maintain assembly capacity, to enhance its Management Information Systems infrastructure and to maintain its existing facilities. The Company intends to fund these capital expenditures and meet its short term liquidity requirements through cash and cash equivalents on hand, anticipated cash flows from operations, funds available from existing credit facilities, and funds from external financial sources, including, but not limited to, public or private offerings of debt or equity. The Company is currently negotiating the issuance of taxable bonds by the County of Riverside, California, and backed by the U.S. Department of Housing and Urban Development. However, there can be no assurance that any financing will be available under cost effective terms.

Although the Company believes that the class action lawsuits brought against the Company and its Board of Directors (See "Legal Proceedings") are without merit, the ultimate outcome thereof cannot be presently determined. Accordingly, the Company has not made any provision for any liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity, see "Business - Environmental Matters".

INCOME TAXES
Due in part to the utilization of net operating loss carryforwards ("NOLs"), the Company's effective income tax rate in fiscal 1994 was approximately 17%. At June 30, 1994, the Company had NOLs of approximately $28.8 million for federal income tax purposes. These NOLs expire beginning in 2004. The Company also has approximately $5.3 million of tax credits available to offset future U.S. taxes. In addition, the Company anticipates that it will be eligible to receive California state tax credits equal to 6% of the cost of most of the Company's equipment purchased and placed in service in California on or after January 1, 1994. When the NOLs and other available tax credits are fully utilized, the Company will be subject to a normalized tax rate in the range of 35% - 40%.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                          PAGE
                                                                          ----

Report of Independent Accountants                                          21

Financial Statements

      Consolidated Statement of Operations for the Fiscal Years Ended
        June 30, 1994, 1993, and 1992                                      22
      Consolidated Balance Sheet as of June 30, 1994 and 1993              23
      Consolidated Statement of Stockholders' Equity for the Fiscal
        Years Ended June 30, 1994, 1993, and 1992                          24
      Consolidated Statement of Cash Flows for the Fiscal Years Ended
        June 30, 1994, 1993, and 1992                                      25
      Notes to Consolidated Financial Statements                           26

Supporting Financial Statement Schedules:

SCHEDULE NO.                                                              PAGE
- - - ------------                                                              ----

V     Property, Plant and Equipment for the Fiscal Years Ended
        June 30, 1994, 1993, and 1992                                      F-1
VI    Accumulated Depreciation, Depletion and Amortization of
        Property, Plant and Equipment for the Fiscal Years Ended
        June 30, 1994, 1993, and 1992                                      F-2
VIII  Valuation and Qualifying Accounts and Reserves for the Fiscal
        Years Ended June 30, 1994, 1993, and 1992                          F-3
IX    Short-Term Borrowings for the Fiscal Years Ended June 30,
        1994, 1993, and 1992                                               F-4
X     Supplementary Statement of Operations Information for the
        Fiscal Years Ended June 30, 1994, 1993, and 1992                   F-5






Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders and Board of Directors
International Rectifier Corporation

We have audited the accompanying consolidated financial statements and the financial statement schedules of International Rectifier Corporation and Subsidiaries as of June 30, 1994 and 1993, and for the fiscal years ended June 30, 1994, 1993 and 1992 as listed on the index on page 20 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for the fiscal years ended June 30, 1994, 1993 and 1992, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Note 10 to the accompanying consolidated financial statements, three class action lawsuits have been filed against the Company and its Board of Directors (two of whom are also officers). The ultimate outcome thereof cannot presently be determined. Accordingly, no provisions for any liability that may result upon adjudication of these matters has been made in the accompanying consolidated financial statements.




/s/ COOPERS & LYBRAND
- - - -----------------------
Coopers & Lybrand


Los Angeles, California
July 26, 1994

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       (In 000's except per share amounts)


                                               FISCAL YEARS ENDED JUNE 30,
                                               ---------------------------
                                            1994           1993           1992
                                            ----           ----           ----

Revenues                                 $ 328,882      $ 281,732      $ 265,495
Cost of sales                              219,944        202,684        186,437
                                         ---------      ---------      ---------
    Gross profit                           108,938         79,048         79,058

Selling and administrative expense          69,008         62,637         58,771
Research and development expense            16,381         14,083          9,405
                                         ---------      ---------      ---------
    Operating profit                        23,549          2,328         10,882

Other income (expense):
    Interest expense, net                   (3,625)        (2,250)        (1,436)
    Other, net                              (1,050)        (2,675)         1,066
                                         ---------      ---------      ---------

Income (loss) before income taxes           18,874         (2,597)        10,512
Provision for income taxes (Note 5)          3,160            436          1,275
                                         ---------      ---------      ---------

Net income (loss)                        $  15,714      $  (3,033)     $   9,237
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------

Net income (loss) per share              $    0.78      $   (0.15)     $    0.46
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------

Average common and common equivalent
    shares outstanding                      20,428         20,087         20,107
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                         (In 000's except share amounts)


                                                                                  JUNE 30,            JUNE 30,
                                                                                    1994                1993
                                                                                    ----                ----
Assets

Current assets:
     Cash and cash equivalents                                                   $  13,051           $   8,545
     Trade accounts receivable, less allowance for doubtful accounts                67,595              55,004
        ($677 in 1994 and $607 in 1993)
     Inventories                                                                    73,429              62,609
     Prepaid expenses                                                                2,779               1,731
                                                                                 ---------           ---------
          Total current assets                                                     156,854             127,889

Property, plant and equipment, at cost, less accumulated depreciation              158,567             138,518
     ($112,411 in 1994 and $98,250 in 1993)

Investments and long-term notes receivable                                           2,248               2,251
Other assets                                                                        12,905               9,790
                                                                                 ---------           ---------
     Total assets                                                                $ 330,574           $ 278,448
                                                                                 ---------           ---------
                                                                                 ---------           ---------
Liabilities and stockholders' equity

Current liabilities:
     Bank loans (Note 2)                                                         $  27,205           $  24,007
     Long-term debt, due within one year (Note 2)                                    6,105               3,532
     Accounts payable                                                               36,965              27,846
     Accrued salaries, wages and commissions                                        10,264               9,376
     Other accrued expenses                                                          9,150               5,012
                                                                                 ---------           ---------
          Total current liabilities                                                 89,689              69,773

Long-term debt, less current maturities (Note 2)                                    26,817              11,810
Deferred income                                                                      1,199               1,402
Other long-term liabilities                                                          9,320               9,073
Deferred income taxes (Note 5)                                                         606                 316

Commitments and contingencies (Notes 7, 8, 9, 10, and 11)

Stockholders' equity (Note 3):
     Common shares, $1 par value, authorized: 30,000,000; issued                    20,352              20,234
        and outstanding: 20,352,277 shares in 1994 and 20,233,802
        shares in 1993
     Preferred shares, $1 par value, authorized: 1,000,000; issued                      --                  --
        and outstanding: none in 1994 and 1993
     Capital contributed in excess of par value of shares                          168,078             167,148
     Retained earnings                                                              19,500               3,786
     Cumulative translation adjustments                                             (4,987)             (5,094)
                                                                                 ---------           ---------
          Total stockholders' equity                                               202,943             186,074
                                                                                 ---------           ---------
          Total liabilities and stockholders' equity                             $ 330,574           $ 278,448
                                                                                 ---------           ---------
                                                                                 ---------           ---------



The accompanying notes are an integral part of this statement.


              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In 000's except share amounts)


                                                                     CAPITAL
                                                                   CONTRIBUTED
                                                                  IN EXCESS OF     RETAINED       CUMULATIVE
                                                      COMMON        PAR VALUE      EARNINGS       TRANSLATION
                                                      SHARES        OF SHARES      (DEFICIT)      ADJUSTMENTS      TOTAL
                                                      ------        ---------      ---------      -----------      -----

BALANCE, JUNE 30, 1991                              $ 19,810       $164,938      $  (2,418)     $  (2,795)      $179,535
Issuance of common shares:
     30,916 - exercise of stock options                   31            159             --             --            190
     48,956 - stock purchase plan                         49            489             --             --            538
     40,000 - profit sharing contribution                 40            184             --             --            224
Stock offering costs                                      --           (203)            --             --           (203)
Net income for the year ended June 30, 1992               --             --          9,237             --          9,237
Cumulative translation adjustments                        --             --             --          2,182          2,182
                                                  ----------     ----------     ----------     ----------     ----------

BALANCE, JUNE 30, 1992                                19,930        165,567          6,819           (613)       191,703
Issuance of common shares:
     204,640 - exercise of stock options                 205            992             --             --          1,197
     99,027 - stock purchase plan                         99            589             --             --            688
Net loss for the year ended June 30, 1993                 --             --         (3,033)            --         (3,033)
Cumulative translation adjustments                        --             --             --         (4,481)        (4,481)
                                                  ----------     ----------     ----------     ----------     ----------

BALANCE, JUNE 30, 1993                                20,234        167,148          3,786         (5,094)       186,074
Issuance of common shares:
     49,410 -- exercise of stock options                  49            276             --             --            325
     69,065 -- stock purchase plan                        69            654             --             --            723
Net income for the year ended June 30, 1994               --             --         15,714             --         15,714
Cumulative translation adjustments                        --             --             --            107            107
                                                  ----------     ----------     ----------     ----------     ----------

BALANCE, JUNE 30, 1994                             $  20,352       $168,078       $ 19,500      $  (4,987)      $202,943
                                                  ----------     ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------     ----------


The accompanying notes are an integral part of this statement.


              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In 000's)




                                                                        FISCAL YEARS ENDED JUNE 30,
                                                                        ---------------------------
                                                                     1994           1993           1992
                                                                     ----           ----           ----
Cash flow from operating activities:
     Net income (loss)                                              $15,714        $(3,033)        $9,237
     Adjustment to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                              18,018         16,524         16,597
          Stock contribution to employee benefit plan                    --             --            224
          Deferred income                                              (203)          (513)          (496)
          Deferred income taxes                                         272           (159)          (248)
          Deferred compensation                                       1,473          1,529            978
                                                                 ----------     ----------     ----------
     Cash flow from operating activities prior to
       working capital requirements                                  35,274         14,348         26,292
     Change in working capital (Note 1)                              (9,109)         3,943        (19,760)
                                                                 ----------     ----------     ----------

Net cash provided by operating activities                            26,165         18,291          6,532
                                                                 ----------     ----------     ----------

Cash flow from investing activities:
     Additions to property, plant and equipment                     (24,686)       (16,994)       (32,069)
     Investment in other noncurrent assets                           (4,979)        (4,158)        (3,233)
                                                                 ----------     ----------     ----------

Net cash used in investing activities                               (29,665)       (21,152)       (35,302)
                                                                 ----------     ----------     ----------

Cash flow from financing activities:
     Proceeds from issuance of short-term bank
       debt, net                                                      2,623          5,333         14,490
     Proceeds from issuance of long-term debt                        10,326          2,038          1,734
     Payments on  long-term debt and obligations
       under capital leases                                          (5,809)        (5,268)        (7,606)
     Net proceeds from issuance of common stock                       1,048          1,885            525
     Other                                                             (125)        (1,201)         4,085
                                                                 ----------     ----------     ----------

Net cash provided by financing activities                             8,063          2,787         13,228
                                                                 ----------     ----------     ----------

Effect of exchange rate changes on cash and cash
  equivalents                                                           (57)            72           (192)
                                                                 ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents                  4,506             (2)       (15,734)

Cash and cash equivalents beginning of year                           8,545          8,547         24,281
                                                                 ----------     ----------     ----------

Cash and cash equivalents end of year                               $13,051        $ 8,545        $ 8,547
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------



The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which are located in Europe, Mexico, Canada, the Far East and South East Asia. All material intercompany transactions have been eliminated.

FISCAL YEAR
Fiscal years 1994 and 1992 consist of 52 weeks ending July 3 and June 28, respectively. Fiscal year 1993 consists of 53 weeks ending July 4. For convenience, all references herein to fiscal years are to fiscal years ended June 30.

REVENUE RECOGNITION
The Company recognizes revenues from product sales at the time of shipment except on certain government contracts where revenues are recognized using the percentage of completion method.

INVENTORIES
Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at June 30, 1994 and 1993 were comprised of the following (000's):


                                1994      1993
                                ----      ----
          Raw materials       $15,118   $12,613
          Work-in-process      26,965    24,943
          Finished goods       31,346    25,053
                             --------  --------
                              $73,429   $62,609
                             --------  --------
                             --------  --------

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, or the units of production method based upon the estimated output of the equipment. In the fourth quarter of fiscal year 1993, the Company extended the estimated useful lives of certain assets. This change positively impacted 1994 and 1993 pre-tax results by $2,600,000 and $200,000, respectively. Depreciation expense for the fiscal years ended June 30, 1994, 1993, and 1992 was $15,880,000, $14,160,000, and $15,358,000, respectively.
Property, plant and equipment at June 30, 1994 and 1993 was comprised of the following (000's):


                                                1994           1993
                                            ----------     ----------
          Buildings and improvements         $ 72,004       $  71,859
          Equipment                           169,988         140,651
          Construction in progress             22,525          17,795
          Less accumulated depreciation      (112,411)        (98,250)
                                           ----------      ----------
                                              152,106         132,055
          Land                                  6,461           6,463
                                           ----------      ----------
                                            $ 158,567       $ 138,518
                                           ----------      ----------
                                           ----------      ----------

Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment at June 30, 1994 and 1993 are as follows (000's):


                                                1994           1993
                                           ----------      ----------
          Equipment                          $ 62,533       $ 51,305
          Less Accumulated depreciation       (35,171)       (31,800)
                                           ----------      ----------
                                             $ 27,362       $ 19,505
                                           ----------      ----------
                                           ----------      ----------

FOREIGN CURRENCY TRANSLATION
The financial position and results of operation of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheet have been translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Unrealized translation adjustments do not affect the results of operations and are reported as a separate component of stockholders' equity. In fiscal 1994, 1993 and 1992, the Company recognized foreign currency transaction gains of $376,000, $129,000, and $376,000, respectively.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

INCOME TAXES
Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

U.S. income taxes have not been provided on approximately $14,260,000 of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits.

EARNINGS PER SHARE
Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 112,700 and 244,200 were utilized in the computation of earnings per share in 1994 and 1992, respectively. No common stock equivalents for stock options were used in 1993 as the impact would have been anti-dilutive.

INTANGIBLE ASSETS
Patent costs are amortized using the straight-line method over the life of the patent.

STATEMENT OF CASH FLOWS
The Company invests excess cash from operations in short term investment grade money market funds. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Components in the changes in working capital are comprised of the following (000's):

                                                     1994           1993           1992
                                                     ----           ----           ----
     Trade accounts receivable, net               $ (11,701)     $  (2,871)      $ (8,386)
     Inventories                                    (10,427)         3,390        (19,333)
     Prepaid expenses                                (1,031)          (789)           796
     Accounts payable                                 9,123          4,316          4,710
     Accrued salaries, wages and commissions            918            243          1,686
     Other accrued expenses                           4,009           (346)           767
                                                 ----------     ----------      ---------
                                                  $  (9,109)     $   3,943       $(19,760)
                                                 ----------     ----------      ---------
                                                 ----------     ----------      ---------

Supplemental disclosures of cash flow information (000's):


                                                     1994           1993           1992
                                                     ----           ----           ----
     Cash paid during the year for:
       Interest                                   $   3,612      $   3,246      $   3,877
       Income taxes                                     802          1,376          1,416

     Interest capitalized                               453          1,357          1,736

     Non cash financing activity:
       Assets acquired through capital leases        12,675          4,275          2,576


Included in assets acquired through capital leases in 1994 is $7.2 million in existing operating leases that were renegotiated to capital leases.

CONCENTRATION OF RISK
The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of insured limits.

The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due in 60 days. Credit losses have consistently been within management's expectations.

RECLASSIFICATION

Certain reclassifications have been made to previously reported amounts to conform with the current year presentation.

2.  LONG-TERM DEBT AND OTHER LOANS

In June 1994, the Company renewed and modified its existing $20 million unsecured credit facility from Sanwa Bank California ("Sanwa Facility"). The modified facility increases the revolving line of credit to $25 million. In June 1994 the Company also added an unsecured revolving credit facility of $10 million from Wells Fargo Bank. Interest rates on both facilities are at prime, or the banks costs of funds plus 1.25%, or LIBOR plus 1.25% (at the Company's option). Both facilities expire on October 31, 1996, contain the same financial covenants and ratios, which impact the availability of funds, and prohibit the Company from paying cash dividends. At June 30, 1994, $2.5 million was outstanding under the Sanwa Facility. The Company also has a $3.0 million uncommitted domestic credit facility of which $1.0 million was outstanding at June 30, 1994.

The Company also has an additional $39.0 million of credit facilities at foreign locations. The interest rate on these facilities range from 3.0% to 12.25% at June 30, 1994. Under the terms of the agreements, the availability of funds is impacted by various financial covenants and collateral requirements. At June 30, 1994, $23.7 million was outstanding under these foreign facilities.

Based on covenant and collateral limitations under the above credit facilities, the Company had $26.5 million available for borrowing at June 30, 1994.

The following is a summary of the Company's long-term debt and other loans at June 30, 1994 and 1993 (000's):


                                                               1994               1993
                                                               ----               ----
Capitalized lease obligations payable in varying
  monthly installments primarily at rates from 6.9% to
  16.6%                                                     $ 16,115            $   7,543

10.55% property mortgage due in equal monthly
  installments to 2011                                         4,300                4,392

Domestic bank loans collateralized by equipment,
  payable in varying monthly installments at rates from
  8.0% to 9.0%, due in 1995 through 1999                       3,097                  134

Foreign bank loans collateralized by property and/or
  equipment, payable in varying monthly installments at
rates from 6.5% to 10.8%, due in 1997 through 2000             4,803                2,873

Foreign unsecured bank loans payable in varying monthly
  installments at rates from 4.0% to 11.9%, due in 1998
  through 2006                                                 4,607                  400
                                                          ----------           ----------

                                                              32,922               15,342
Less current portion of long-term debt                        (6,105)              (3,532)
                                                          ----------           ----------
                                                            $ 26,817            $  11,810
                                                          ----------           ----------
                                                          ----------           ----------



The net book value of properties mortgaged at June 30, 1994 amounted to $6,134,000. Principal payments on long-term debt are as follows: 1996 $6,458,000; 1997 $6,246,000; 1998 $6,087,000; 1999 $2,769,000; and $5,257,000
thereafter.

In accordance with Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," the fair values of the Company's long-term debt has been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's loans approximate their fair values.

3.  CAPITAL STOCK

The Company has an employee stock purchase plan. Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value. In November 1993, the stock purchase plan was amended to cover an additional 1,000,000 shares. During fiscal 1994 and 1993, 69,065 and 99,027 shares were purchased at an aggregate purchase price of $723,000 and $688,000, respectively. Shares authorized under this plan that remained unissued were 1,055,003 and 124,068 at June 30, 1994 and 1993, respectively.

The Company has three stock option plans, the 1979, 1984, and 1992 Plans, as amended. Under these plans, options to purchase shares of the Company's common stock are issued to key employees as well as members of the Company's Board of Directors. Options are issued at 100% of the fair value of the Company's common stock at the date of grant and become exercisable in annual installments of 20%, beginning on the first anniversary date. The 1992 plan provides for the increase in options available for grant under the plan by 1 1/2% of total common stock outstanding on January 1 of each year. On January 1, 1994 and 1993, 304,503 and 300,061 options, respectively, were added to the plan.

A summary of the status of options under the 1992, 1984, and 1979 plans is as follows:


                                          SHARES               PRICE RANGE
                                          ------               -----------
Outstanding, June 30, 1991                616,290          $ 4.00   to  $21.62
     Options granted                       92,900            8.00   to   19.62
     Options exercised                    (30,916)           4.00   to   11.50
     Options expired or canceled          (15,874)           4.37   to   19.62
                                         ---------

Outstanding, June 30, 1992                662,400            4.00   to   21.62
     Options granted                       73,700            8.00   to   12.50
     Options exercised                   (204,640)           4.00   to   10.00
     Options expired or canceled          (17,650)           4.00   to   12.75
                                         ---------

Outstanding, June 30, 1993                513,810            4.00   to   21.62
     Options granted                      240,000           11.00   to   17.00
     Options exercised                    (49,410)           4.00   to   15.38
     Options expired or canceled          (23,200)           5.75   to   21.62
                                         ---------

Outstanding, June 30, 1994 at
     an average price of $13.97           681,200           $4.50   to  $21.62
                                         ---------
                                         ---------

The following table summarizes the options exercisable:

                                            SHARES             PRICE RANGE
                                          -------           ------------------
June 30, 1994                             264,120           $4.50   to  $21.62
June 30, 1993                             216,760            4.00   to   21.62
June 30, 1992                             275,900            4.00   to   21.62


Additional information relating to the 1992, 1984, and 1979 plans is as follows:


                                                 FISCAL YEARS ENDED JUNE 30,
                                                 ---------------------------
                                              1994           1993         1992
                                              ----           ----         ----
Options available for grant at June 30     350,214        262,511       20,350
Total reserved common stock shares       1,031,414        776,321      682,750

4. GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS

The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Geographic segment information including sales and transfers between geographic areas is presented below:

                                                           FISCAL YEARS ENDED (000's)
                                                           --------------------------
                                                      1994           1993           1992
                                                      ----           ----           ----
Revenues from Unaffiliated Customers
     United States                                  $169,263       $137,765       $123,854
     Europe                                           89,073         79,930         83,382
     Other                                            70,546         64,037         58,259
                                                  ----------     ----------     ----------
          Total                                     $328,882       $281,732       $265,495
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Transfers between Geographic Areas
     United States                                   $97,896        $84,753        $87,145
     Europe                                           48,864         56,119         52,150
     Other                                             1,379          2,602          5,281
                                                  ----------     ----------     ----------
          Total                                     $148,139       $143,474       $144,576
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Total Revenues
     United States                                  $267,159       $222,518       $210,999
     Europe                                          137,937        136,049        135,532
     Other                                            71,925         66,639         63,540
     Intersegment eliminations                     (148,139)      (143,474)      (144,576)
                                                  ----------     ----------     ----------
          Total                                     $328,882       $281,732       $265,495
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Operating Profit
     United States                                   $18,173         $1,108         $7,285
     Europe                                            4,710            409          2,692
     Other                                               666            811            905
                                                  ----------     ----------     ----------
          Total                                      $23,549         $2,328        $10,882
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Identifiable Assets
     United States(1)                               $189,591       $164,485       $164,778
     Europe                                           74,533         61,364         71,230
     Other                                            28,696         22,506         23,297
                                                  ----------     ----------     ----------
          Total                                     $292,820       $248,355       $259,305
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

U.S. Export Sales to Unaffiliated Customers by
     Destination of Sale
     Europe                                           $4,362         $3,293         $3,630
     Asia                                             20,094         13,319         10,709
     Other                                             4,829          4,057          2,448
                                                  ----------     ----------     ----------
          Total                                      $29,285        $20,669        $16,787
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

(1) Excluding general corporate assets.


5.  INCOME TAXES

Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for temporary differences and net operating loss (NOL) and tax credit carryforwards. Under SFAS No. 109, deferred income taxes are established based on enacted tax rates expected to be in effect when temporary differences are scheduled to reverse and NOL and tax credit carryforwards are expected to be utilized. Adoption of SFAS No. 109 did not have a material impact on the Company's financial position or results from operations. Prior year's financial statements have not been restated.

The major components of the net deferred tax liability as of June 30, 1994 and July 1, 1993 were as follows (000's):


                                             JUNE 30, 1994         JULY 1, 1993
                                             -------------         ------------
     Deferred tax liability:
          Depreciation                       $  (9,215)             $ (10,194)
     Deferred tax assets:
          Reserves for books, not deducted        3,380                  2,851
          Net operating loss carryovers           9,815                 16,765
          Credit carryovers                       5,417                  5,269
          Other                                     593                    539
                                             ----------             ----------
          Total deferred tax assets              19,205                 25,424

          Valuation allowance                  (10,596)               (15,546)
                                             ----------             ----------
          Net deferred tax liabilities       $    (606)             $    (316)
                                             ----------             ----------
                                             ----------             ----------


Income (loss) before income taxes was as follow (000's):



                                                     FISCAL YEARS ENDED
                                                     ------------------

                                            1994           1993           1992
                                            ----           ----           ----
     Operations:
          Domestic                      $   15,626     $  (1,590)     $    8,733
          Foreign                            3,248        (1,007)          1,779
                                        ----------     ----------     ----------
                                        $   18,874     $  (2,597)     $   10,512
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------



The provision (benefit) for income taxes consisted of (000's):


                                                       FISCAL YEARS ENDED
                                        ----------------------------------------
                                            1994           1993           1992
                                        ----------     ----------     ----------
     Current income taxes:
          Domestic                          $1,539         $(122)           $614
          Foreign                            1,331            788            908
                                        ----------     ----------     ----------
                                             2,870            666          1,522
                                        ----------     ----------     ----------

     Deferred income taxes:
          Domestic                              --          (160)             --
          Foreign                              290           (70)          (247)
                                        ----------     ----------     ----------

                                               290          (230)          (247)
                                        ----------     ----------     ----------
     Total provision                        $3,160        $  436         $1,275
                                        ----------     ----------     ----------
                                        ----------     ----------     ----------

Deferred taxes result primarily from temporary differences relating to depreciation, inventory valuation and state taxes.

The Company's effective tax rate on pretax income (loss) differs from the U.S. Federal Statutory tax rate as follows:


                                                        FISCAL YEARS ENDED
                                                --------------------------------
                                                1994        1993           1992
                                                ----        ----           ----
Statutory tax rate (benefit)                    35.0%      (34.0)%         34.0%

Utilization of domestic net operating loss
  carryforward                                 (36.6)       --            (23.1)
Change in valuation allowance                    9.6        --             --
Foreign tax differential                         2.6        40.9            0.5
Domestic loss producing no current tax
  benefit                                       --          16.6           --
 State taxes, net of federal tax benefit         1.5        (7.5)          --
Alternative minimum tax                          2.2        --             --
Other, net                                       2.4         0.8            0.7
                                               -----       -----          -----
                                                16.7%       16.8%          12.1%
                                               -----       -----          -----
                                               -----       -----          -----


At June 30, 1994, the Company had approximately $28.8 million of U.S. federal income tax net operating loss carryovers which begin to expire in 2004. During the year, the Company utilized approximately $20.4 million in U.S. federal net operating loss carryovers. The estimated tax benefit from utilization of the net operating loss carryover was $6.9 million.

The Company has approximately $3.1 million, $1.1 million, and $0.2 million, respectively, of investment, research and development, and foreign tax credit carryforwards which expire from 1995 to 2001. In addition, the Company has approximately $0.9 million of alternative minimum tax credits which are available to offset future regular tax.

In general, Section 382 of the United States Internal Revenue Code includes provisions which limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a 50% ownership change (as defined) takes place in any three year period. At June 30, 1994, the Company had not experienced a change in ownership for purposes of Section 382.

6.  PROFIT SHARING AND RETIREMENT PLANS

The Company has established defined contribution plans for all eligible employees. The Profit Sharing and Retirement Plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine. The Company has also established a voluntary Retirement Savings Plan (401K) to which the Company makes an annual contribution of up to $600 for each participating employee. Combined plan contributions totaled $841,000, $511,000, and $1,250,000 for fiscal years 1994, 1993, and 1992, respectively. Fiscal year 1992 contributions included 40,000 shares of the Company's common stock to its Profit Sharing and Retirement Plan.

7.  ENVIRONMENTAL MATTERS

Federal, state and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

The Company and Rachelle Laboratories, Inc. ("Rachelle"), its pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (the "OII site"). Certain PRPs who settled certain claims with the EPA under two consent decrees, filed suit in Federal Court in May 1992 against a number of other PRPs, including IR, for cost recovery and contribution under CERCLA. The lawsuit against IR, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. Claims have been made with the Company's insurers with respect to the OII site matter; however, there can be no assurance that the insurance coverage attaches to these claims. There remains the potential for litigation against IR relating to future consent decrees. The Company does not believe that either it or Rachelle is responsible for the disposal at the OII site of any material constituting hazardous substances under CERCLA. Although the ultimate resolution of this matter is unknown, the Company believes that it will not have a material adverse impact on its financial position.

In May 1993 the Company purchased property from its Employee Profit Sharing and Retirement Plan. At the time of the purchase it was determined that the property required clean up of seepage from a storage tank, at an estimated additional cost of $500,000. The Company commenced the clean up in fiscal year 1994, and the costs to be incurred will be capitalized as additional costs of the property.

On July 18, 1994, the Company received a letter from the State of Washington Department of Ecology notifying the Company of a proposed finding that the Company is a potentially liable person ("PLP") for alleged PCE contamination (also known as perchloroethylene, tetrachloroethylene, and other names) ("PCE") of real property and groundwater in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the PCE or arranged with a transporter for the disposal or treatment of the PCE in Yakima County. The Company replied on August 11, 1994 to this letter and stated that it has not contributed to PCE or other solvent contamination at the Yakima County site and that it should not be designated a PLP.

The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company's investigation of this matter has just begun and therefore an opinion cannot be expressed as to any ultimate responsibility.

8.  COMMITMENTS

The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 1994 were as follows (000's):


     FISCAL                            CAPITAL       OPERATING       TOTAL
     YEARS                             LEASES         LEASES      COMMITMENTS
     -----                             ------         ------      -----------
     1995                           $  5,282        $  6,050      $ 11,332
     1996                              4,949           5,272        10,221
     1997                              4,436           4,457         8,893
     1998                              3,880           1,826         5,706
     1999                                977             628         1,605
     Later years                           3           1,208         1,211
     Less imputed interest            (3,412)             --        (3,412)
                                    ---------      ---------      ---------
     Total minimum lease payment    $ 16,115        $ 19,441      $ 35,556
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------


Total rental expense on all operating leases charged to income was $6,723,000, $5,591,000, and $3,193,000 in fiscal years 1994, 1993 and 1992, respectively.

9.  INTELLECTUAL PROPERTY RIGHTS

A competitor, prior to settlement of patent litigation with the Company in February 1992, obtained reexamination by the United States Patent and Trademark Office ("PTO") of the Company's MOSFET patents 4,376,286, 4,959,699 and 5,008,725. The PTO confirmed the patentability of the '725 patent in January 1993 and the '286 patent in July 1993 and the '699 patent in October 1993. In other reexamination proceedings the PTO in November 1992 agreed to reexamine the Company's 4,642,666 patent and in July 1993 agreed to reexamine the Company's 4,705,759 patent. More recently, the PTO on September 12, 1994 agreed to reexamine the Company's 4,642,666 and 4,959,699 patents. The patents subject to reexamination are fundamental to the Company's MOS transistors.

10.  LITIGATION

SGS-Thomson Microelectronics, Inc. filed suit against the Company in June 1991 in Federal District Court in Texas, charging infringement of U.S. patent 4,553,314. The suit was thereafter transferred to the Federal District Court in Los Angeles, California. Subsequent to transfer, SGS amended its complaint to charge additionally infringement of U.S. patents 4,495,513 and 4,712,127. The District Court on February 1, 1993 dismissed for lack of standing SGS's claims for infringement of the '127 and '513 patents. The same Court ruled on March 15, 1993 that the remaining SGS patent in the same case ('314) is unenforceable. SGS appealed the February and March summary judgment rulings, as well as the order transferring the case to California, to the Court of Appeals for the Federal Circuit. IR then cross-appealed the District Court's denial of IR's motion for summary judgment as to the invalidity of the '314 patent. In
July 1994, the Federal Circuit vacated the District Court's grants of summary judgment as to the '513, '127 and '314 patents, affirmed the District Court's denial of summary judgment, and reversed the transfer order, but remanded the case for continued proceedings in California. SGS petitioned the U.S. Supreme Court for a writ of certiorari as to various rulings of the Federal Circuit relating to jurisdictional and venue issues. No trial date has yet been set and the ultimate outcome of the case as to the three patents is unknown. In a separate proceeding before the California District Court, the Court in July 1994 granted the Company's motions to enforce its license agreement with SGS, requiring SGS to pay royalties under IR's patents 4,959,699 and 4,642,666 as to SGS's sales of power MOSFET, IGBT and power IC products. SGS is appealing this ruling on royalties to the Federal Circuit. The Company's separate action against SGS and its Italian affiliate, SGS-Thomson Microelectronics, S.r.L., for infringement of the Company's U.S. patents 5,008,725 and 5,130,767 is continuing before the same Court. Trial of the Company's action has been set for January 25, 1995.

The Company, its directors and certain officers have been named as defendants in three class action lawsuits filed in federal court in California. The last two suits also name Kidder, Peabody & Co. Incorporated and Montgomery Securities. These suits seek unspecified compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. They generally allege that the Company and the other defendants made materially false statements and/or omitted to state material facts in connection with the public offering of the Company's common stock completed on April 24, 1991 and/or the redemption and conversion of the Company's 9% Convertible Subordinated Debentures Due 2010 completed in June 1991. Although the Company believes that the claims alleged in the suits are without merit, the ultimate outcome thereof cannot be presently determined. Accordingly, no provision for any liability that may result upon adjudication of these matters has been made in the consolidated financial statements.

The Company is currently involved in litigation arising in the normal course of business. Management does not believe that the ultimate resolution of this litigation will have a material adverse impact on the financial position of the Company (also see Notes 7 and 9).

11.  EXECUTIVE AGREEMENT

The Company entered into an executive agreement with Eric Lidow dated May 15, 1991 providing for his continued employment with the Company for a six year period as Chief Executive Officer and President or in such other position as the Board of Directors may determine. Mr. Lidow's salary at fiscal year end under this agreement was $550,000. Upon Mr. Lidow's retirement from the Company (or a change in control) he will receive annual payments (Founder's Pension) of 90% of his then current salary. Upon Mr. Lidow's death, payments will be continued to his wife, if she survives him, in an amount equal to two-thirds of his retirement benefits for the remainder of her life. Under the terms of the Founder's Pension, $572,000, $572,000, and $611,000 have been expensed in fiscal years 1994, 1993, and 1992, respectively.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data is as follows (000's):


                                                                         NET
                                        GROSS          NET         INCOME (LOSS)
                       REVENUES        PROFIT     INCOME (LOSS)      PER SHARE
                       --------        ------     -------------      ---------
      1994
      ----
   1st Quarter        $ 73,094       $ 23,420       $ 1,976         $  0.10
   2nd Quarter          79,104         25,613         3,070            0.15
   3rd Quarter          84,252         28,110         4,206            0.21
   4th Quarter          92,432         31,795         6,462            0.32


     1993
     ----
   1st Quarter        $ 64,980       $ 16,937      $ (1,878)       $  (0.09)
   2nd Quarter          70,452         19,417        (1,993)          (0.10)
   3rd Quarter          70,572         20,513           125            0.01
   4th Quarter          75,728         22,181           713            0.04


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

For information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held November 21, 1994, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1994, and which is incorporated herein by reference. Certain information concerning the Directors and Executive Officers of the Company is included in Part I. See "Additional Item" page 12.


                                     PART IV

ITEM 14.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements and Schedules being filed as part of this report are listed in the index on page 20.

b. Exhibits filed as part of this report are listed on the Exhibit Index on page 40.

                                  EXHIBIT INDEX

INCORPORATED BY REFERENCE:

EXHIBIT NO.          ITEM                              DOCUMENT
- - - -----------          ----                              --------

3(a)           Certificate of                Report on Form 10-Q for the
               Incorporation of the          quarterly period ended December 31,
               Company, as amended to        1990, as amended by Form 8 dated
               date                          March 6 and March 12, 1991 as filed
                                             with the Securities and Exchange
                                             Commission, File No. 1-7935
                                             (Exhibit 3(a))

3(b)           Amended and restated By-      Registration Statement on Form S-3
               Laws of the Company           as filed with the Securities and
                                             Exchange Commission, Registration
                                             No. 33-39226 (Exhibit 3(b))


10(a)          Technical Assistance          Registration Statement on Form S-2
               Agreement dated March 30,     as filed with the Securities and
               1983 between the Company      Exchange Commission, Registration
               and Unitrode Corporation      No. 2-89410 (Exhibit 10.8)


10(b)          International Rectifier       Registration Statement on Form S-8
               Corporation 1979 Non-         as filed with the Securities and
               Qualified Stock Option        Exchange Commission, Registration
               Plan                          No. 2-69614


10(c)          International Rectifier       Registration Statement on Form S-8
               Corporation Stock Option      as filed with the Securities and
               Plan of 1984                  Exchange Commission, Registration
                                             No. 2-94858 (Exhibit 4.1)


10(d)          International Rectifier       Registration Statement on Form S-8
               Corporation 1984 Stock        as filed with the Securities and
               Participation Plan            Exchange Commission, Registration
                                             No. 2-94436


10(e)          International Rectifier       Registration Statement on Form S-8
               Corporation Stock Option      as filed with the Securities and
               Plan of 1984 (Amended)        Exchange Commission, Registration
                                             No. 33-28596 (Exhibit 4.1)


10(f)          Amended and Restated          Form 10-K - Annual Report Pursuant
               License Agreement between     to Section 13 or 15(d) of the
               International Rectifier       Securities Exchange Act of 1934 for
               Corporation and Siliconix     Fiscal Year Ended June 30, 1990,
               incorporated dated            Commission File No. 1-7935
               April 10, 1990

EXHIBIT NO.          ITEM                              DOCUMENT
- - - -----------          ----                              --------

10(g)          Amended and Restated          Form 10-K- Annual Report Pursuant
               Settlement Agreement          to Section 13 or 15(d) of the
               between International         Securities Exchange Act of 1934 for
               Rectifier Corporation and     Fiscal Year Ended June 30, 1990,
               Siliconix incorporated        Commission File No. 1-7935
               dated July 27, 1990

10(h)          Amendment to Technical        Report on Form 10-Q for the
               Assistance Agreement,         quarterly period ended
               effective as of               December 31, 1990 as amended by
               August 27, 1987, by and       Form 8 dated April 15, 1991,
               between the Company and       Commission File No. 1-7935 (Exhibit
               Unitrode Corporation          10(l))

10(i)          International Rectifier       Registration Statement on Form S-8
               Corporation Stock Option      as filed with the Securities and
               Plan of 1984 (Second          Exchange Commission, Registration
               Amendment)                    No. 33-40208.

10(j)          Executive Employment          Form 10-K- Annual Report Pursuant
               Agreement dated May 15,       to Section 13 or 15(d) of the
               1991 between                  Securities Exchange Act of 1934 for
               International Rectifier       Fiscal Year Ended June 30, 1991,
               Corporation and Mr. Eric      Commission File No. 1-7935
               Lidow

10(k)          International Rectifier       Registration Statement on Form S-8
               Corporation Stock Option      as filed with the Securities and
               Plan of 1992                  Exchange Commission, Registration
                                             No. 33-63958 (Exhibit 8)


10(l)          Line of Credit Agreement      Form  10-K- Annual Report Pursuant
               between International         to Section 13 or 15(d) of the
               Rectifier Corporation and     Securities Exchange Act of 1934 for
               Sanwa Bank California         Fiscal Year Ended June 30, 1993,
               dated as of June 30, 1993     Commission File No. 1-7935
               and amended as of
               August 24, 1993

10(m)          Amendment to                  Registration Statement on Form S-8
               International Rectifer        as filed with the Securities and
               Corporation 1984 Stock        Exchange Commission, Registration
               Participation Plan            No. 33-53589 (Exhibit 4.1)

Submitted Herewith:

See page 20 for an index of financial statements and schedules being filed as part of this report.

     EXHIBIT NO.                     ITEM

10 (n)                   Amendments to Line of Credit
                         Agreement between International
                         Rectifier Corporation and Sanwa
                         Bank California dated as of
                         November 22, 1993 and
                         July 1, 1994

10 (o)                   Security Agreement between
                         International Rectifier Corporation
                         and Nationsbanc Leasing Corporation
                         of North Carolina dated as of
                         July 1, 1994

10 (p)                   Revolving Credit Agreement between
                         International Rectifier Corporation
                         and Wells Fargo Bank, N.A. dated as
                         of July 1, 1994

10 (q) Loan and Security Agreement between Sanwa General Equipment Leasing, a Division of Sanwa Business Credit Corporation and International Rectifier Corporation dated as of July 1, 1994

21                       List of Subsidiaries

23                       Consent of Independent Accountants

27                       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       INTERNATIONAL RECTIFIER CORPORATION
                                  (REGISTRANT)

By       MICHAEL P. MCGEE               Date:         September 27, 1994
    -----------------------------              ------------------------------
     Michael P. McGee
     Vice President, Chief Financial Officer
     and Principal Accounting Officer

Each person whose signature appears below hereby authorizes Michael P. McGee, as attorney-in-fact and agent, with full powers of substitution, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Form 10-K, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorney-in-fact and agent full power and authority to perform any other act on behalf of the undersigned required to be done in the premises.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURES                     TITLE                         DATE
         ----------                     -----                         ----

    ERIC LIDOW               President, Chairman of the Board,       9/27/94
- - - ------------------------     Chief Executive Officer               ------------
Eric Lidow


    DONALD S. BURNS          Director                                9/27/94
- - - -----------------------                                            ------------
Donald S. Burns


    GEORGE KRSEK             Director                                9/27/94
- - - -----------------------                                            ------------
George Krsek


    ROBERT J. MUELLER        Director, Executive Vice President      9/27/94
- - - -----------------------                                            ------------

Robert J. Mueller


    JACK O. VANCE            Director                                9/27/94
- - - -----------------------                                            ------------
Jack O. Vance


    ROCHUS E. VOGT           Director                                9/27/94
- - - -----------------------                                            ------------
Rochus E. Vogt

                          (Signatures continued on next page)

                                   SIGNATURES
                                   (continued)


         SIGNATURES                     TITLE                         DATE
         ----------                     -----                         ----

    ALEXANDER LIDOW         Director, Executive Vice President of    9/27/94
- - - -----------------------     Operations                             ------------
Alexander Lidow


    DEREK B. LIDOW          Director, Executive Vice President       9/27/94
- - - -----------------------                                            ------------
Derek B. Lidow


                            Director
- - - -----------------------                                            ------------
James D. Plummer

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                                   SCHEDULE V
             PROPERTY, PLANT AND EQUIPMENT FOR THE FISCAL YEARS ENDED
                         JUNE 30, 1994, 1993 AND 1992
                             (IN 000'S EXCEPT NOTES)


                                                                               OTHER
                               BALANCE AT                                     CHANGES       BALANCE
                               BEGINNING      ADDITIONS    RETIREMENTS     ADD (DEDUCT)      AT END
CLASSIFICATION                 OF PERIOD       AT COST         (A)             (B)         OF PERIOD
- - - --------------                 ---------      ---------    ------------    -------------   ---------

            1994
            ----

Land                            $  6,463       $     --       $     --       $     (2)      $  6,461
                                --------       --------       --------       --------       --------
Buildings                         68,191             --             (1)           (44)        68,146
Leasehold improvements             3,668            288            (89)            (9)         3,858
                                --------       --------       --------       --------       --------
                                  71,859            288            (90)           (53)        72,004
                                --------       --------       --------       --------       --------

Machinery and equipment          135,400         17,851         (1,838)        12,515        163,928
Automotive equipment                 260             --             (2)             2            260
Office furniture and fixtures      4,991            167           (179)           821          5,800
                                --------       --------       --------       --------       --------
                                 140,651         18,018         (2,019)        13,338        169,988
                                --------       --------       --------       --------       --------

Construction in progress          17,795         18,839            (74)       (14,035)        22,525
                                --------       --------       --------       --------       --------
                                $236,768       $ 37,145       $ (2,183)      $   (752)      $270,978
                                --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------


            1993
            ----
Land                            $  5,411       $  1,121       $     --           $(69)      $  6,463
                                --------       --------       --------       --------       --------
Buildings                         67,835          1,094             --           (738)        68,191
Leasehold improvements             3,130            246             (9)           301          3,668
                                --------       --------       --------       --------       --------
                                  70,965          1,340             (9)          (437)        71,859
                                --------       --------       --------       --------       --------
Machinery and equipment          120,508         10,299           (359)         4,952        135,400
Automotive equipment                 314             60            (77)           (37)           260
Office furniture and fixtures      6,327            275            (87)        (1,524)         4,991
                                --------       --------       --------       --------       --------
                                 127,149         10,634           (523)         3,391        140,651
                                --------       --------       --------       --------       --------
Construction in progress          24,783          8,706             --        (15,694)        17,795
                                --------       --------       --------       --------       --------
                                $228,308       $ 21,801       $   (532)      $(12,809)      $236,768
                                --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------


            1992
            ----
Land                            $  5,372       $     --       $     --         $   39       $  5,411
                                --------       --------       --------       --------       --------
Buildings                         67,251            130             --            454         67,835
Leasehold improvements             2,102            590             --            438          3,130
                                --------       --------       --------       --------       --------
                                  69,353            720             --            892         70,965
                                --------       --------       --------       --------       --------
Machinery and equipment          100,803          8,955           (196)        10,946        120,508
Automotive equipment                 281             51            (42)            24            314
Office furniture and fixtures      3,884          2,281            (38)           200          6,327
                                --------       --------       --------       --------       --------
                                 104,968         11,287           (276)        11,170        127,149
                                --------       --------       --------       --------       --------
Construction in progress          11,798         22,914             --         (9,929)        24,783
                                --------       --------       --------       --------       --------
                                $191,491       $ 34,921       $   (276)      $  2,172       $228,308
                                --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------

Notes:
     (A)  Sales, abandonments of fully depreciated assets.
     (B) Reclassification of construction in progress, assets refinanced through operating leases, and currency translation adjustments due to SFAS 52 of $332,000, $(10,403,000), and $4,696,000 in 1994, 1993, and
          1992 respectively.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                                   SCHEDULE VI
     ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT
      AND EQUIPMENT FOR THE FISCAL YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                             (IN 000'S EXCEPT NOTES)

                                                                               OTHER
                               BALANCE AT    CHARGED TO                       CHANGES       BALANCE
                               BEGINNING      COST AND     RETIREMENTS     ADD (DEDUCT)      AT END
DESCRIPTION                    OF PERIOD      EXPENSES         (A)             (B)         OF PERIOD
- - - --------------                 ---------      ---------    ------------    -------------   ---------

          1994
          ----
Buildings                       $ 11,029       $  1,741       $     --       $     (9)      $ 12,761
Leasehold improvements             1,784            362            (85)             2          2,063
Machinery and equipment           82,253         13,139         (1,086)          (398)        93,908
Automotive equipment                 179             22             (1)            (3)           197
Office furniture and fixtures      3,005            616           (154)            15          3,482
                                --------       --------       --------       --------       --------
                                $ 98,250       $ 15,880       $ (1,326)      $   (393)      $112,411
                                --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------


          1993
          ----
Buildings                       $  9,738       $  1,552       $     --       $   (261)      $ 11,029
Leasehold improvements             1,455            340             (7)            (4)         1,784
Machinery and equipment           74,786         11,712           (235)        (4,010)        82,253
Automotive equipment                 220             37            (55)           (23)           179
Office furniture and fixtures      2,826            519            (70)          (270)         3,005
                                --------       --------       --------       --------       --------
                                $ 89,025       $ 14,160       $   (367)      $ (4,568)      $ 98,250
                                --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------


          1992
          ----
Buildings                       $  7,929       $  1,718       $     --       $     91       $  9,738
Leasehold improvements             1,208            251             --             (4)         1,455
Machinery and equipment           61,038         12,645           (127)         1,230         74,786
Automotive equipment                 204             44            (35)             7            220
Office furniture and fixtures      2,053            700            (32)           105          2,826
                                --------       --------       --------       --------       --------
                                $ 72,432       $ 15,358       $   (194)      $  1,429       $ 89,025
                                --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------

Notes:
     (A)  Sales, abandonments of fully depreciated assets.
     (B) Includes currency translation adjustments due to SFAS 52 of $(134,000), $(4,739,000), and $1,398,000 in fiscal 1994, 1993, and
          1992, respectively.

Depreciation of property, plant and equipment is provided on the straight-line method, based on the estimated useful lives of the assets at annual rates explained below except at the Company's Rancho California and El Segundo facilities where the unit of production method has been adopted for the wafer fabrication facilities and related assets.


     Buildings                          2% to 4%
     Leasehold improvements             Lesser of term of lease or useful life
     Equipment                          8 1/3% to 33 1/3%

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                                  SCHEDULE VIII
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE FISCAL YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                   (IN 000'S)


                                                                     ADDITIONS
                                                             ------------------------
                                                              CHARGED
                                              BALANCE AT         TO          CHARGED                       BALANCE
                                              BEGINNING       COST AND          TO          DEDUCTIONS      AT END
DESCRIPTION                                   OF PERIOD       EXPENSES        OTHER              (A)      OF PERIOD
- - - -----------                                   ----------     -----------    ----------     -----------    ----------
          1994
          ----
Allowance for doubtful account                $     607      $     577      $      --      $    (507)     $     677
                                              ---------      ---------      ---------      ---------      ---------
Deferred tax valuation allowance (B)          $  15,546      $      --      $  (4,950)     $      --      $  10,596
                                              ---------      ---------      ---------      ---------      ---------

          1993
          ----
Allowance for doubtful account                $   1,413      $     (78)     $      --      $    (728)     $     607
                                              ---------      ---------      ---------      ---------      ---------

          1992
          ----
Allowance for doubtful account                $     714      $     712      $      --      $     (13)     $   1,413
                                              ---------      ---------      ---------      ---------      ---------

(A) Deductions include the write-off of uncollectible amounts and the effects of FAS 52.

(B) Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for temporary differences and net operating loss (NOL) and tax credit carryforwards. Under SFAS No. 109, deferred income taxes are established based on enacted tax rates expected to be in effect when temporary differences are scheduled to reverse and NOL and tax credit carryforwards are expected to be utilized. Adoption of SFAS No. 109 had no material impact on the Company's financial position or results from operations. Prior year's financial statements have not been restated.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                                   SCHEDULE IX
                            SHORT TERM BORROWINGS (A)
             FOR THE FISCAL YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                       (IN 000'S EXCEPT INTEREST AMOUNTS)


                                                                                        WEIGHTED
                                    WEIGHTED                             AVERAGE        AVERAGE
                       BALANCE      AVERAGE           MAXIMUM         OUTSTANDING    INTEREST RATE
                       AT END       INTEREST        OUTSTANDING       DURING YEAR      DURING THE
BORROWING CATEGORY     OF YEAR        RATE          DURING YEAR            (B)           YEAR (B)
- - - ------------------     --------     --------        -----------       -----------     ------------
        1994
        ----
        Banks         $ 27,205         5.7%          $  29,204         $  25,737           7.1%

        1993
        ----
        Banks         $ 24,007         6.5%          $  24,007         $  20,118           8.4%

        1992
        ----
        Banks         $ 22,360        11.6%          $  23,196         $  17,369          11.3%

Notes:
     (A) See Long Term Debt and Other Loans note to the Consolidated Financial Statements.
     (B) The Average amounts outstanding and average interest rates were determined on a monthly and quarterly basis, respectively.


              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                                   SCHEDULE X
                SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
             FOR THE FISCAL YEARS ENDED JUNE 30, 1994, 1993 AND 1992
                                   (IN 000'S)


                                      CHARGED TO COST AND EXPENSES
                                     --------------------------------------
ITEM                                   1994           1993          1992
- - - ----                                 ------         ------        ------
1.  Maintenance and repairs          $  8,144       $  7,721      $   6,438
5.  Advertising costs                $  1,549       $  1,362      $   1,044