Form 10-Q
period 1994-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1994-11-14
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   SEPTEMBER 30, 1994
                               -------------------------------------------------

                                       OR

[   ]     TRANSITION REPORT PURSUANT  TO SECTION 13 OR 15 (D)  OF THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________  TO  _____________________

COMMISSION FILE                            NO. 1-7935
                ----------------------------------------------------------------


                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                      95-1528961
- - - -----------------------------------          -----------------------------------

  (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                             NUMBER)

       233 KANSAS STREET
     EL SEGUNDO, CALIFORNIA                                    90245
- - - ------------------------------------------          ----------------------------

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 322-3331

                                    NO CHANGE
- - - --------------------------------------------------------------------------------

   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X     NO
                                           -----      ------

THERE WERE 20,395,823 SHARES OF $1 PAR VALUE COMMON STOCK OUTSTANDING AT NOVEMBER 14, 1994.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

                                                                 PAGE
                                                                 REFERENCE
                                                                 ---------
     ITEM 1.   FINANCIAL STATEMENTS

               Unaudited Consolidated Statement of
                 Operations for the Three Month Periods
                 Ended September 30, 1994 and 1993                    2


               Consolidated Balance Sheet as of
                 September 30, 1994 (unaudited) and
                 June 30, 1994                                        3


               Unaudited Consolidated Statement of
                 Cash Flows for the Three Month
                 Periods Ended September 30, 1994
                 and 1993                                             4


               Notes to Unaudited Consolidated
                 Financial Statements                                 5


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                        7

     ITEM 6.   Exhibits and Reports on Form 8-K                       9


PART II.  OTHER INFORMATION

     NONE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                ---------------------------
                                                   1994             1993
                                                ------------     ----------
Revenues                                            $92,253        $73,094
Cost of sales                                        60,739         49,674
                                                   --------      ---------
     Gross profit                                    31,514         23,420
Selling and administrative expense                   18,486         16,350
Research and development expense                      4,111          3,810
                                                   --------      ---------
     Operating profit                                 8,917          3,260
Other income (expense):
     Interest, net                                     (912)          (760)
     Other, net                                        (179)          (194)
                                                   --------      ---------
Income before income taxes                            7,826          2,306
Provision for income taxes                            1,328            330
                                                   --------      ---------
Net income                                          $ 6,498       $  1,976
                                                   --------      ---------
                                                   --------      ---------
Net income per share                               $   0.32      $    0.10
                                                   --------      ---------
                                                   --------      ---------
Average common and common equivalent shares
     outstanding                                     20,596         20,360
                                                   --------      ---------
                                                   --------      ---------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                   SEPTEMBER 30,
                                                        1994          JUNE 30,
                                                   (UNAUDITED)         1994
                                                 --------------     ----------
ASSETS
Current assets:
   Cash and cash equivalents                          $  11,610     $  13,051
   Trade accounts receivable, net                        76,071        67,595
   Inventories                                           75,288        73,429
   Prepaid expenses                                       2,542         2,779
                                                    -----------   -----------
      Total current assets                              165,511       156,854
Property, plant and equipment, net                      167,542       158,567
Investments and long-term notes receivable                2,236         2,248
Other assets                                             13,200        12,905
                                                    -----------   -----------
   Total assets                                        $348,489      $330,574
                                                    -----------   -----------
                                                    -----------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans                                         $  34,853     $  27,205
   Long-term debt, due within one year                    6,614         6,105
   Accounts payable                                      38,549        36,965
   Accrued salaries, wages and commissions                8,959        10,264
   Other accrued expenses                                 9,648         9,150
                                                    -----------   -----------
       Total current liabilities                         98,623        89,689
Long-term debt, less current maturities                  28,605        26,817
Deferred income                                           1,103         1,199
Other long-term liabilities                               9,238         9,320
Deferred income taxes                                       617           606

Stockholders equity:
   Common stock                                          20,392        20,352
   Capital contributed in excess of par value           168,508       168,078
   Retained earnings                                     25,998        19,500
   Cumulative translation adjustments                    (4,595)       (4,987)
                                                    -----------   -----------
    Total stockholders' equity                          210,303       202,943
                                                    -----------   -----------
    Total liabilities and stockholders' equity         $348,489      $330,574
                                                    -----------   -----------
                                                    -----------   -----------



The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  --------------------------
                                                     1994           1993
                                                  ----------     ----------
Cash flow from operating activities:
  Net income                                     $    6,498     $    1,976
  Adjustment to reconcile net income to net
     cash provided by operating activities:
    Depreciation and amortization                     5,365          4,214
    Deferred income                                     (95)          (126)
    Deferred income taxes                                -             (78)
    Deferred compensation                               165            470
                                               ------------   ------------
  Cash flow from operating activities prior to
    working capital requirements                     11,933          6,456
  Change in working capital                          (8,749)        (3,591)
                                               ------------   ------------
Net cash provided by operating activities             3,184          2,865
                                               ------------   ------------
Cash flow from investing activities:
    Additions to property, plant and equipment      (13,267)        (5,825)
    Investment in other noncurrent assets              (709)          (256)
                                               ------------   ------------
Net cash used in investing activities               (13,976)        (6,081)
                                               ------------   ------------
Cash flow from financing activities:
  Proceeds from issuance of short-term bank
    debt, net                                         7,403          3,007
  Proceeds from issuance of long-term debt            3,098          3,038
  Payments on long-term debt and obligations
    under capital leases                             (1,208)          (992)
  Net proceeds from issuance of common stock            470            509
  Other                                                (459)          (150)
                                               ------------   ------------
Net cash provided by financing activities             9,304          5,412
                                               ------------   ------------
Effect of exchange rate changes on cash and
  cash equivalents                                       47             39
                                               ------------   -------------
Net increase (decrease) in cash and
  cash equivalents                                   (1,441)         2,235
Cash and cash equivalents beginning of year          13,051          8,545
                                               ------------   ------------
Cash and cash equivalents end of year              $ 11,610       $ 10,780
                                               ------------   ------------
                                               ------------   ------------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1994



1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1994 and the consolidated results of operations and cash flows for the three month periods ended September 30, 1994 and 1993. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

     The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1994.

  2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 212,200 and 84,000 were utilized in the computation of earnings per share for the three month periods ended September 30, 1994 and 1993, respectively.

3.   INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at September 30, 1994 (unaudited) and June 30, 1994 were comprised of the following (in thousands):


                                   SEPTEMBER 30, 1994       JUNE 30, 1994
                                   ------------------       --------------
          Raw materials                 $15,579                $15,118
          Work-in-process                29,734                 26,965
          Finished goods                 29,975                 31,346
                                         ------                 ------
                                        $75,288                $73,429
                                        -------                -------
                                        -------                -------

4.   LONG-TERM DEBT AND OTHER LOANS

     A summary of the Company's long-term debt and other loans at September 30, 1994 is as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                                     1994
                                                                 -------------
     Capitalized lease obligations payable in varying monthly
         installments primarily at rates from 6.9% to 16.6%        $ 15,625
     10.55% property mortgage due in equal monthly installments
         to 2011                                                      4,275
     Domestic bank loans collateralized by equipment, payable
          in varying monthly installments at rates from
          7.1% to 9.0%, due in 1995 through 1999                      6,105
     Foreign bank loans collateralized by property and/or
          equipment, payable in varying monthly installments at
          rates from 6.5% to 10.8%, due in 1997 through 2000          4,724
     Foreign unsecured bank loans payable in varying monthly
        installments at rates from 4.0% to 11.9%, due in 1998
        through 2006                                                  4,490
                                                                  ---------
                                                                     35,219
     Less current portion of long-term debt                          (6,614)
                                                                   ---------
                                                                    $28,605
                                                                  ---------
                                                                  ---------

5.   ENVIRONMENTAL MATTERS

     On July 18, 1994, the Company received a letter from the State of Washington Department of Ecology (the "Department") notifying the Company of a proposed finding that the Company is a potentially liable person ("PLP") for alleged PCE contamination (also known as perchloroethylene, tetrachloroethylene, and other names) ("PCE") of real property and groundwater in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the PCE or arranged with a transporter for the disposal or treatment of the PCE in Yakima County. The Company replied on August 11, 1994 to this letter and stated that it has not contributed to PCE or other solvent contamination at the Yakima County site and that it should not be designated a PLP. On October 11, 1994 the Company received a letter from the Department notifying the Company of its finding that the Company is a PLP in the above matter.

6.   INTELLECTUAL PROPERTY

     Certain of the Company's fundamental power MOSFET patents have been subjected, and continue to be subjected, to reexamination in the United States Patent and Trademark Office ("PTO"). In September 1994 the PTO undertook the reexamination of U.S. patent 5,008,725, one of the Company's principal power MOS transistor patents. This patent has previously been confirmed on reexamination.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1993


The following table sets forth certain items as a percentage of revenues.


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                            (UNAUDITED)

                                                         1994         1993
                                                         ----         ----

Revenues                                                   100.0%       100.0%
Cost of sales                                               65.8         68.0
                                                          ------        ------
Gross profit                                                34.2         32.0
Selling and administrative expense                          20.1         22.3
Research and development expense                             4.5          5.2
                                                          ------        ------
Operating profit                                             9.6          4.5
Interest expense, net                                       (1.0)        (1.0)
Other expense, net                                          (0.2)        (0.3)
                                                          ------        ------
Income before income taxes                                   8.4          3.2
Provision for income taxes                                   1.4          0.5
                                                          ------        ------
Net income                                                   7.0%         2.7%
                                                          ------        ------
                                                          ------        ------

Revenues for the three months ended September 30, 1994 increased 26.2% to $92.3 million from $73.1 million in the prior year period. The Company's revenue increase reflected rising demand for the Company's power MOSFETs and related devices, which resulted in a 29% increase in revenues from these products. Revenues from the thyristor and rectifier product lines increased 20% which reflected unseasonally strong demand in Europe. Changes in foreign exchange rates positively impacted revenues by approximately $1.0 million. Revenues in the current quarter included $2.2 million of net patent royalties compared to $2.4 million in the prior year period.

Gross profit for the three months ended September 30, 1994 was 34.2% of revenues ($31.5 million) versus 32.0% of revenues ($23.4 million) in the prior year period. The increased margin reflected greater manufacturing volume and efficiencies in both the Company's growth and mature products.

In the three months ended September 30, 1994, selling and administrative expense was 20.1% of revenues ($18.5 million) versus 22.3% of revenues ($16.4 million) in the prior year period. The decreased percentage reflects the Company's continued commitment to reducing operating expenses as a percentage of revenues.

In the three months ended September 30, 1994, the Company's research and development expenditures increased $0.3 million to $4.1 million (4.5% of revenues) from $3.8 million (5.2% of revenues) in the prior year period. The Company's research and development program was, and continues to be, focused on the advancement and diversification of the HEXFET product line, the expansion of the related IGBT products and the development of Control ICs and power products that work in combination with HEXFETs and IGBTs to improve system performance.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1994, the Company had established $79.0 million in domestic and foreign revolving credit facilities, of which $34.9 million had been borrowed by the Company. Based upon covenant and collateral limitations under the revolving credit facilities, the Company had $23.9 million available for borrowing at September 30, 1994. In addition, at September 30, 1994 the Company had available $16.6 million of unused lines of credit for capital equipment, $11.6 million of cash and cash equivalents and had made purchase commitments of approximately $9.2 million for capital equipment.

The Company intends to spend approximately  $75.0  million  (of  which  $4.9 million has been spent through September 30, 1994) to expand wafer fabrication capacity at its HEXFET America facility, most of which is expected to be expended in fiscal 1995. In addition, the Company intends to spend approximately $35.0 million (of which $10.2 million had been spent in the three months ended September 30, 1994) to expand and maintain assembly capacity, to enhance its Management Information Systems infrastructure and to maintain its existing facilities. The Company intends to fund these capital expenditures and meet its short-term liquidity requirements through cash and cash equivalents on hand, anticipated cash flows from operations, funds available from existing credit facilities and from funds received from any Offerings. In particular, the Company has filed a registration statement on Form S-3 dated October 28, 1994, for the public sale of 5,175,000 shares of its common stock, the proceeds of which will be used to expand the Company's wafer fabrication capacity at its HEXFET America facility, provide funds for capital expenditures, repay debt and for general corporate purposes including working capital.

The Company is also negotiating with the Industrial Development Authority of the County of Riverside, California for an issuance of $25.0 million of taxable industrial development bonds which will be indirectly backed by the U.S. Department of Housing and Urban Development. The proceeds will be loaned to IR for the expansion at HEXFET America and will be collateralized by the real property at HEXFET America. However, there can be no assurance that any financing will be available under cost-effective terms.


Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits

               Exhibit 27 Financial Data Schedule

          (b) No reports on Form 8-K have been filed during the quarter ended September 30, 1994 and no events have occurred which would require one to be filed.

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       INTERNATIONAL RECTIFIER CORPORATION
                       -----------------------------------
                                   REGISTRANT




November 14, 1994                 /S/  MICHAEL P. MCGEE
                              ----------------------------------------
                              Michael P. McGee
                              Vice President,
                              Chief Financial Officer and
                              Principal Accounting Officer

           PART II.  OTHER INFORMATION

           NONE