Form 10-Q
period 1994-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1995-02-14
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                 DECEMBER 31, 1994
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________  TO  _____________________

COMMISSION FILE                          NO. 1-7935
                ---------------------------------------------------------------

                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                      95-1528961
- -------------------------------------          --------------------------------
  (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                               NUMBER)

        233 KANSAS STREET
      EL SEGUNDO, CALIFORNIA                                    90245
- -------------------------------------          --------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 322-3331

                                    NO CHANGE
- -------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X     NO
                                           ----        ----

THERE WERE 25,042,209 SHARES OF $1 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 14, 1995.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

                                                                      PAGE
                                                                    REFERENCE
  ITEM 1.   FINANCIAL STATEMENTS


            Unaudited Consolidated Statement of
              Income for the Three and Six Month
              Periods Ended December 31, 1994 and 1993                   2


             Consolidated Balance Sheet as of
               December 31, 1994 (unaudited) and
               June 30, 1994                                              3


             Unaudited Consolidated Statement of
               Cash Flows for the Six Month
               Periods Ended December 31, 1994
               and 1993                                                   4


             Notes to Unaudited Consolidated
               Financial Statements                                       5


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS                                              7


PART II.  OTHER INFORMATION

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF                          11
               SECURITY HOLDERS

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         DECEMBER 31,                       DECEMBER 31,
                                                    -----------------------            -----------------------
                                                      1994           1993                1994           1993
                                                    ---------       -------            --------       --------
Revenues                                            $102,814        $79,104            $195,067       $152,198
Cost of sales                                         67,022         53,491             127,761        103,165
                                                    --------        -------            --------       --------
   Gross profit                                       35,792         25,613              67,306         49,033
Selling and administrative expense                    19,947         16,791              38,433         33,141
Research and development expense                       4,944          3,969               9,055          7,779
                                                    --------        -------            --------       --------
   Operating profit                                   10,901          4,853              19,818          8,113

Other income (expense):
   Interest, net                                        (522)          (794)             (1,434)        (1,554)
   Other, net                                           (310)          (297)               (489)          (491)
                                                    --------        -------            --------       --------
Income before income taxes                            10,069          3,762              17,895          6,068
Provision for income taxes                             1,701            692               3,029          1,022
                                                    --------        -------            --------       --------
Net income                                          $  8,368        $ 3,070            $ 14,866       $  5,046
                                                    --------        -------            --------       --------
                                                    --------        -------            --------       --------
Net income per share                                $   0.37        $  0.15            $   0.69       $   0.25
                                                    --------        -------            --------       --------
                                                    --------        -------            --------       --------
Average common and common
   equivalent shares outstanding                      22,737         20,398              21,667         20,379
                                                    --------        -------            --------       --------
                                                    --------        -------            --------       --------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                        DECEMBER 31,
                                                           1994        JUNE 30,
                                                        (unaudited)      1994
                                                         --------     --------
ASSETS
Current assets:
   Cash and cash equivalents                            $  34,272     $ 13,051
   Short-term investments                                  42,581            -
   Trade accounts receivable, net                          79,594       67,595
   Inventories                                             72,335       73,429
   Prepaid expenses                                         2,652        2,779
                                                         --------     --------

     Total current assets                                 231,434      156,854

Property, plant and equipment, net                        186,187      158,567
Investments and long-term notes receivable                  2,236        2,248
Other assets                                               13,234       12,905
                                                         --------     --------

   Total assets                                          $433,091     $330,574
                                                         --------     --------
                                                         --------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans                                           $  18,739    $  27,205
   Long-term debt, due within one year                      6,613        6,105
   Accounts payable                                        32,932       36,965
   Accrued salaries, wages and commissions                  9,747       10,264
   Other accrued expenses                                  10,695        9,150
                                                         --------     --------

     Total current liabilities                             78,726       89,689

Long-term debt, less current maturities                    27,431       26,817
Deferred income                                               961        1,199
Other long-term liabilities                                 9,510        9,320
Deferred income taxes                                         617          606

Stockholders equity:
   Common stock                                            24,947       20,352
   Capital contributed in excess of par value             261,506      168,078
   Retained earnings                                       34,366       19,500
   Cumulative translation adjustments                      (4,973)      (4,987)
                                                         --------     --------

     Total stockholders' equity                           315,846      202,943
                                                         --------     --------

     Total liabilities and stockholders' equity          $433,091     $330,574
                                                         --------     --------
                                                         --------     --------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                            SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                        ----------------------
                                                            1994         1993
                                                        ---------    ---------
Cash flow from operating activities:
   Net income                                           $  14,866    $   5,046
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                         11,105        8,527
     Deferred income                                         (238)        (203)
     Deferred income taxes                                      -          361
     Deferred compensation                                    649          759
   Change in working capital                              (13,914)      (9,830)
                                                        ---------    ---------
Net cash provided by operating activities                  12,468        4,660
                                                        ---------    ---------

Cash flow from investing activities:
   Additions to property, plant and equipment             (37,015)      (7,644)
   Purchase of short-term investments                     (42,581)           -
   Investment in other noncurrent assets                   (1,220)      (1,498)
                                                        ---------    ---------
Net cash used in investing activities                     (80,816)      (9,142)
                                                        ---------    ---------

Cash flow from financing activities:
   Proceeds from issuance of (payments on)
     short-term bank debt, net                             (8,436)       5,012
   Proceeds from issuance of long-term debt                 3,410        4,258
   Payments on long-term debt and obligations
     under capital leases                                  (3,172)      (1,848)
   Net proceeds from issuance of common stock              98,023          539
   Other                                                     (222)         139
                                                        ---------    ---------
Net cash provided by financing activities                  89,603        8,100
                                                        ---------    ---------

Effect of exchange rate changes on cash and
  cash equivalents                                            (34)        (137)
                                                        ---------    ---------

Net increase in cash and cash equivalents                  21,221        3,481

Cash and cash equivalents beginning of period              13,051        8,545
                                                        ---------    ---------

Cash and cash equivalents end of period                 $  34,272    $  12,026
                                                        ---------    ---------
                                                        ---------    ---------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1994


1.  BASIS OF PRESENTATION

    The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 1994 and the consolidated results of operations and cash flows for the six month periods ended December 31, 1994 and 1993. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.
    The results of operations for the six month period ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

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

2.  EARNINGS PER SHARE

    Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 256,000 and 92,000 were utilized in the computation of earnings per share for the three month periods ended December 31, 1994 and 1993, respectively.

3.  INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at December 31, 1994 (unaudited) and June 30, 1994 were comprised of the following (in thousands):


                                    DECEMBER 31, 1994   JUNE 30, 1994
                                    -----------------   -------------
        Raw materials                   $14,943           $15,118
        Work-in-process                  28,590            26,965
        Finished goods                   28,802            31,346
                                        -------           -------
                                        $72,335           $73,429
                                        -------           -------
                                        -------           -------

4.  LONG-TERM DEBT AND OTHER LOANS

    A summary of the Company's long-term debt and other loans at December 31, 1994 is as follows (in thousands):


                                                                   DECEMBER 31,
                                                                       1994
                                                                   ------------
    Capitalized lease obligations payable in varying monthly
        installments primarily at rates from 6.9% to 16.6%            $ 15,150

    10.55% property mortgage due in equal monthly installments
        to 2011                                                          4,250

    Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 7.1% to 9.0%, due
       in 1995 through 1999                                              6,088

    Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 6.5% to
       10.8%, due in 1997 through 2000                                   4,301

    Foreign unsecured bank loans payable in varying monthly
       installments at rates from 4.0% to 11.9%, due in 1998
       through 2006                                                      4,255
                                                                       --------
                                                                        34,044
    Less current portion of long-term debt                              (6,613)
                                                                       --------
                                                                       $ 27,431
                                                                       --------
                                                                       --------

5.  ENVIRONMENTAL MATTERS

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), its discontinued pharmaceutical subsidiary, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (the "OII site"). The EPA advised the Company on October 31, 1994 that it is in the process of reassessing the allocation of responsibility for clean-up costs in preparation for a new settlement offer. When the new settlement offer is received from the EPA, the Company may be able to delimit the range of possible loss (if known) or state that no range of loss can reasonably be determined. If a range of possible loss is determined, the minimum amount (if no amount within the range is more likely) will then be accrued.

    On October 11, 1994, the Company received a letter from the Department of Ecology of the State of Washington notifying the Company of its finding that the Company is a potentially liable person for alleged PCE (perchloroethylene) contamination of ground water and real property in Yakima County, Washington. The Company is unable at this time to estimate its potential liability, if any, in this matter.

    The Company received a letter dated September 9, 1994 from the State of California Department of Toxic Substances Control stating that the Company may be a potentially responsible party for the deposit of hazardous substances at a facility in Whittier, California. The Company is unable at this time to estimate its potential liability, if any, in this matter.

6.  INTELLECTUAL PROPERTY

    Certain of the Company's fundamental power MOSFET patents have been subjected, and continue to be subjected, to reexamination in the United States Patent and Trademark Office ("PTO"). If the patentability of the Company's patents involved in such proceedings is not confirmed, loss of the patents would allow competitors to use currently patented features of the Company's MOS transistor technology without liability for infringement of those patents. On December 15, 1994, the PTO advised the Company of its intent to confirm the patentability of U.S. patent 4,705,759, one of the Company's MOSFET patents under reexamination.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1994 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1993


The following table sets forth certain items as a percentage of revenues.

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       DECEMBER 31,                  DECEMBER 31,
                                                       (UNAUDITED)                   (UNAUDITED)
                                                  --------------------          --------------------
                                                   1994           1993           1994           1993
                                                  -----          -----          -----          -----
Revenues                                          100.0%         100.0%         100.0%         100.0%
Cost of sales                                      65.2           67.6           65.5           67.8
                                                  -----          -----          -----          -----
Gross profit                                       34.8           32.4           34.5           32.2
Selling and administrative expense                 19.4           21.2           19.7           21.8
Research and development expense                    4.8            5.0            4.6            5.1
                                                  -----          -----          -----          -----
Operating profit                                   10.6            6.2           10.2            5.3
Interest expense, net                              (0.5)          (1.0)          (0.7)          (1.0)
Other expense, net                                 (0.3)          (0.4)          (0.3)          (0.3)
                                                  -----          -----          -----          -----
Income before income taxes                          9.8            4.8            9.2            4.0
Provision for income taxes                          1.7            0.9            1.6            0.7
                                                  -----          -----          -----          -----
Net income                                          8.1%           3.9%           7.6%           3.3%
                                                  -----          -----          -----          -----
                                                  -----          -----          -----          -----

Revenues for the three months ended December 31, 1994 increased 30% to $102.8 million from $79.1 million in the prior year period. Revenues for the six month period ended December 31, 1994 increased to $195.1 million from $152.2 million in the previous year. The Company's revenue increase reflected rising demand for the Company's power MOSFETs and related devices, which resulted in a 32% increase in revenues from these products. Revenues from the thyristor and rectifier product lines increased 19% which reflected unseasonally strong demand in Europe. Changes in foreign exchange rates positively impacted revenues by approximately $2.5 million in the three months ended December 31, 1994.
Revenues in the current quarter included $2.3 million of net patent royalties unchanged from the prior year period.

Gross profit for the three and six month periods ended December 31, 1994 was 34.8% and 34.5% of revenues ($35.8 million and $67.3 million), respectively, versus 32.4% and 32.2% of revenues ($25.6 million and $49.0 million) in the respective prior year periods. The increased margin reflected greater manufacturing volume and efficiencies in both the Company's growth and mature products and a more favorable product mix.

In the three and six month periods ended December 31, 1994, selling and administrative expense was 19.4% and 19.7% of revenues ($19.9 million and $38.4 million), respectively, versus 21.2% and 21.8% of revenues ($16.8 million and $33.1 million) in the respective prior year periods. The decreased percentage reflects the Company's continued commitment to reducing operating expenses as a percentage of revenues.

In the three and six month periods ended December 31, 1994, the Company's research and development expenditures increased to $4.9 million (4.8% of revenues) and $9.1 million (4.6% of revenues), compared to $4.0 million (5.0% of revenues) and $7.8 million (5.1% of revenues) in the respective prior year periods. The Company's research and development program was, and continues to be, focused on the advancement and diversification of the HEXFET product line, the expansion of the related IGBT products and the development of Control ICs and power products that work in combination with HEXFETs and IGBTs to improve system performance.

Interest expense (net) in the three and six month periods ended December 31, 1994 decreased $0.3 million and $0.1 million from the respective prior year periods. The decrease was due to approximately $0.4 million in interest income earned in the current year on funds received from a November 1994 offering of the Company's common stock, partially offset by increased interest expense in the current period on higher debt balances.

Changes in foreign currency exchange rates did not have a material effect on net income in the three and six month periods ending December 31, 1994.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1994, the Company had established $78.7 million in domestic and foreign revolving credit facilities, of which $18.7 million had been borrowed by the Company. Based upon covenant and collateral limitations under the revolving credit facilities, the Company had $45.0 million available for borrowing at December 31, 1994. In addition, at December 31, 1994 the Company had available $26.6 million of unused lines of credit for capital equipment, $42.6 million of short-term investments, $34.3 million of cash and cash equivalents and had made purchase commitments of approximately $31.6 million for capital equipment.

The Company intends to spend approximately $75.0 million (of which $16.9 million has been spent through December 31, 1994) to expand wafer fabrication capacity at its HEXFET America facility, most of which is expected to be expended in fiscal 1995. In addition, the Company intends to spend approximately $35.0 million (of which $22.6 million had been spent in the six months ended December 31, 1994) to expand and maintain assembly capacity, to enhance its Management Information Systems infrastructure and to maintain its existing facilities. The Company intends to fund these capital expenditures and meet its cash requirements for the foreseeable future through cash and cash equivalents and short-term investments on hand, anticipated cash flows from operations, funds available from existing credit facilities, and with the proceeds of the public stock offering referred to in the next paragraph.

In November 1994 the Company completed a public stock offering of 4.5 million shares of common stock at $22.50 per share. Net proceeds of approximately $97 million will be used principally to expand wafer fabrication capacity at HEXFET America, to repay debt and for general corporate purposes. In the three months ended December 31, 1994, approximately $12 million in proceeds were used for wafer fabrication expansion and $22.5 million were used to repay amounts outstanding under the Company's domestic revolving credit facility. In January 1995, $4.3 million was used to repay a domestic property mortgage.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       INTERNATIONAL RECTIFIER CORPORATION
                                   REGISTRANT



February 14, 1995                   /S/ MICHAEL P. MCGEE
                                    -----------------------------------------
                                    Michael P. McGee
                                    Vice President,
                                    Chief Financial Officer and
                                    Principal Accounting Officer

PART II.  OTHER INFORMATION

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The following matters were submitted to a vote of stockholders at the Company's Annual Meeting of Stockholders held on November 21, 1994, with the following results:

                                                               Authority
Description of Matter                       For                 Withheld
                                        ------------           ---------
1.  Election of Directors:

      Eric Lidow                         18,199,161             116,111

      Donald S. Burns                    18,216,738              98,534

      James D. Plummer                   18,221,476              93,796



                                            For          Against    Abstentions
                                         ----------     ---------   -----------
2.  Amendment to Stock Option Plan
    of 1992:                             16,701,609     1,109,949     118,899

3.  Ratification of Coopers & Lybrand
    as Independent Auditors:             18,212,471        45,469      57,332


Broker Non-Vote on Proposal 2 only:       1,759,261