Form 10-Q
period 1995-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1995-05-16
CIK 316793

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   MARCH 31, 1995
                               -------------------------------------------------

                                     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                               --------------------      ----------------------


COMMISSION FILE                                 NO. 1-7935
                ----------------------------------------------------------------

                           INTERNATIONAL RECTIFIER CORPORATION
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                         95-1528961
- ----------------------------------            ----------------------------------
 (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                            NUMBER)

       233 KANSAS STREET
     EL SEGUNDO, CALIFORNIA                                 90245
- ----------------------------------            ----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 322-3331

                                    NO CHANGE
- --------------------------------------------------------------------------------
               (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                      -----    -----
THERE WERE 25,175,909 SHARES OF $1 PAR VALUE COMMON STOCK OUTSTANDING AT
MAY 15, 1995.

                              TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                         REFERENCE
                                                                         ---------
     ITEM 1.   FINANCIAL STATEMENTS
               Unaudited Consolidated Statement of Income
                for the Three and Nine Month Periods Ended
                March 31, 1995 and 1994                                       2

               Consolidated Balance Sheet as of March 31, 1995
                (unaudited) and June 30, 1994                                 3

               Unaudited Consolidated Statement of Cash Flows
                for the Nine Month Periods Ended March 31, 1995
                and 1994                                                      4

               Notes to Unaudited Consolidated Financial Statements           5

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                           7

PART II.     OTHER INFORMATION

     ITEM 5.   OTHER INFORMATION                                             11

     ITEM 6.   EXHIBITS                                                      11


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                  UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands except per share amounts)

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                           MARCH 31,               MARCH 31,
                                      -------------------    --------------------
                                        1995       1994        1995        1994
                                      --------    -------    --------    --------
Revenues                              $111,867    $84,252    $306,934    $236,450
Cost of sales                           72,361     56,142     200,122     159,307
                                      --------    -------    --------    --------
   Gross profit                         39,506     28,110     106,812      77,143
Selling and administrative expense      21,247     17,465      59,680      50,606
Research and development expense         5,538      4,201      14,593      11,980
                                      --------    -------    --------    --------
   Operating profit                     12,721      6,444      32,539      14,557
Other income (expense):
   Interest, net                           301     (1,161)     (1,133)     (2,715)
   Other, net                              (52)      (218)       (541)       (709)
                                      --------    -------    --------    --------
Income before income taxes              12,970      5,065      30,865      11,133
Provision for income taxes               2,218        859       5,247       1,881
                                      --------    -------    --------    --------
Net income                            $ 10,752    $ 4,206    $ 25,618    $  9,252
                                      --------    -------    --------    --------
                                      --------    -------    --------    --------
Net income per share                  $   0.43    $  0.21    $   1.12    $   0.46
                                      --------    -------    --------    --------
                                      --------    -------    --------    --------
Average common and common
   equivalent shares outstanding        25,290     20,477      22,875      20,412
                                      --------    -------    --------    --------
                                      --------    -------    --------    --------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)


                                                     MARCH 31,
                                                        1995      JUNE 30,
                                                    (UNAUDITED)     1994
                                                    -----------   --------
ASSETS
Current assets:
   Cash and cash equivalents                          $ 29,137    $ 13,051
   Short-term investments                               38,581         -
   Trade accounts receivable, net                       92,727      67,595
   Inventories                                          73,079      73,429
   Prepaid expenses                                      3,083       2,779
                                                      --------    --------
     Total current assets                              236,607     156,854
Property, plant and equipment, net                     207,977     158,567
Investments and long-term notes receivable               2,204       2,248
Other assets                                            13,501      12,905
                                                      --------    --------
   Total assets                                       $460,289    $330,574
                                                      --------    --------
                                                      --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans                                         $ 17,367    $ 27,205
   Long-term debt, due within one year                   6,776       6,105
   Accounts payable                                     49,248      36,965
   Accrued salaries, wages and commissions               9,947      10,264
   Other accrued expenses                               14,621       9,150
                                                      --------    --------
     Total current liabilities                          97,959      89,689
Long-term debt, less current maturities                 23,121      26,817
Deferred income                                            818       1,199
Other long-term liabilities                              9,600       9,320
Deferred income taxes                                      631         606

Stockholders equity:
   Common stock                                         25,109      20,352
   Capital contributed in excess of par value          262,475     168,078
   Retained earnings                                    45,118      19,500
   Cumulative translation adjustments                   (4,542)     (4,987)
                                                      --------    --------
     Total stockholders' equity                        328,160     202,943
                                                      --------    --------
     Total liabilities and stockholders' equity       $460,289    $330,574
                                                      --------    --------
                                                      --------    --------


The accompanying notes are an integral part of this statement.

            INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             1995           1994
                                                           ---------    --------
Cash flow from operating activities:
   Net income                                              $  25,618    $  9,252
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                            16,896      13,286
     Deferred income                                            (381)       (203)
     Deferred income taxes                                        -          294
     Deferred compensation                                     1,006       1,158
   Change in working capital                                  (6,028)    (10,840)
                                                           ---------    --------
Net cash provided by operating activities                     37,111      12,947
                                                           ---------    --------
Cash flow from investing activities:
   Additions to property, plant and equipment                (63,436)    (19,080)
   Purchase of short-term investments                        (38,581)        -
   Investment in other noncurrent assets                      (1,916)     (2,818)
                                                           ---------    --------
Net cash used in investing activities                       (103,933)    (21,898)
                                                           ---------    --------
Cash flow from financing activities:
   Proceeds from issuance of (payments on)
     short-term bank debt, net                               (10,906)      5,592
   Proceeds from issuance of long-term debt                    6,088       9,972
   Payments on long-term debt and obligations
     under capital leases                                     (9,849)     (3,162)
   Net proceeds from issuance of common stock                 99,154         985
   Other                                                      (2,005)        206
                                                           ---------    --------
Net cash provided by financing activities                     82,482      13,593
                                                           ---------    --------
Effect of exchange rate changes on cash and
  cash equivalents                                               426        (161)
                                                           ---------    --------
Net increase in cash and cash equivalents                     16,086       4,481
Cash and cash equivalents beginning of period                 13,051       8,545
                                                           ---------    --------
Cash and cash equivalents end of period                     $ 29,137    $ 13,026
                                                           ---------    --------
                                                           ---------    --------

The accompanying notes are an integral part of this statement.

          INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1995


1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1995 and the consolidated results of operations and cash flows for the nine month periods ended March 31, 1995 and 1994. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the nine month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding.
     Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 251,500 and 108,000 were utilized in the computation of earnings per share for the three month periods ended March 31, 1995 and 1994, respectively.

3.   INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at March 31, 1995 (unaudited) and June 30, 1994 were comprised of the following (in thousands):

                                               MARCH 31, 1995     JUNE 30, 1994
                                               --------------     -------------
         Raw materials                             $16,108           $15,118
         Work-in-process                            35,373            26,965
         Finished goods                             21,598            31,346
                                                   -------           -------
                                                   $73,079           $73,429
                                                   -------           -------
                                                   -------           -------


4.   LONG-TERM DEBT AND OTHER LOANS

     A summary of the Company's long-term debt and other loans at March 31, 1995 is as follows (in thousands):

                                                                               MARCH 31,
                                                                                 1995
                                                                               ---------
      Capitalized lease obligations payable in varying monthly
        installments primarily at rates from 6.9% to 16.6%                      $13,906

      Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 7.1% to 9.0%, due
        in 1995 through 1999                                                      5,838

      Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 6.5% to
        10.8%, due in 1997 through 2000                                           4,135

      Foreign unsecured bank loans payable in varying monthly
        installments at rates from 4.0% to 11.9%, due in 1998
        through 2006                                                              6,018
                                                                                -------
                                                                                 29,897
        Less current portion of long-term debt                                   (6,776)
                                                                                -------
                                                                                $23,121
                                                                                -------
                                                                                -------

5.   INTELLECTUAL PROPERTY

     Certain of the Company's fundamental power MOSFET patents have been subjected, and continue to be subjected, to reexamination in the United States Patent and Trademark Office ("PTO"). If the patentability of the Company's patents involved in such proceedings is not confirmed, loss of the patents would allow competitors to use currently patented features of the Company's MOS transistor technology without liability for infringement of those patents. On January 17, 1995, the PTO granted a request for reexamination of the Company's U.S. patent 5,130,767. On February 14, 1995, the PTO issued a reexamination certificate, confirming the patentability of the Company's U.S. patent 4,705,759.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1995 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1994

The following table sets forth certain items as a percentage of revenues.

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                        MARCH 31,              MARCH 31,
                                       (UNAUDITED)            (UNAUDITED)
                                    ------------------    ------------------
                                      1995      1994         1995      1994
                                     ------    ------       ------    ------
Revenues                             100.0%    100.0%       100.0%    100.0%
Cost of sales                         64.7      66.6         65.2      67.4
                                     -----     -----        -----     -----
Gross profit                          35.3      33.4         34.8      32.6
Selling and administrative expense    19.0      20.7         19.4      21.4
Research and development expense       5.0       5.0          4.8       5.1
                                     -----     -----        -----     -----
Operating profit                      11.3       7.7         10.6       6.1
Interest expense, net                  0.3      (1.4)        (0.4)     (1.1)
Other expense, net                     0.0      (0.3)        (0.2)     (0.3)
                                     -----     -----        -----     -----
Income before income taxes            11.6       6.0         10.0       4.7
Provision for income taxes             2.0       1.0          1.7       0.8
                                     -----     -----        -----     -----
Net income                             9.6%      5.0%         8.3%      3.9%
                                     -----     -----        -----     -----
                                     -----     -----        -----     -----

Revenues for the three months ended March 31, 1995 increased 32.8% to $111.9 million from $84.3 million in the prior year period. Revenues for the nine month period ended March 31, 1995 increased to $306.9 million from $236.5 million in the previous year. The Company's revenue increase reflected rising demand for the Company's power MOSFETs and related devices, which resulted in a 37% increase in revenues from these products from the year ago three month period. Revenues from the thyristor and rectifier product lines increased 16%. Changes in foreign exchange rates positively impacted revenues by approximately $3.1 million in the three months ended March 31, 1995. Revenues in the current quarter included $2.5 million of net patent royalties increased from $2.0 million in the prior year period.

Gross profit for the three and nine month periods ended March 31, 1995 was 35.3% and 34.8% of revenues ($39.5 million and $106.8 million), respectively, versus 33.4% and 32.6% of revenues ($28.1 million and $77.1 million) in the respective prior year periods. The increased margin reflected greater manufacturing volume and efficiencies and a greater contribution from new higher margin products.

In the three and nine month periods ended March 31, 1995, selling and administrative expense was 19.0% and 19.4% of revenues ($21.2 million and $59.7 million), respectively, versus 20.7% and 21.4% of revenues ($17.5 million and $50.6 million) in the respective prior year periods. The decreased percentage reflected the Company's continued commitment to reducing operating expenses as a percentage of revenues.

In the three and nine month periods ended March 31, 1995, the Company's research and development expenditures increased to $5.5 million (5.0% of revenues) and $14.6 million (4.8% of revenues), compared to $4.2 million (5.0% of revenues) and $12.0 million (5.1% of revenues) in the respective prior year periods. The Company's research and development program was, and continues to be, focused on the advancement and diversification of the HEXFET product line, the expansion of the related IGBT products and the development of Control ICs and power products that work in combination with HEXFETs and IGBTs to improve system performance.

Interest expense decreased by $1.5 million and $1.6 million in the three and nine months ended March 31, 1995. Reduced interest expense reflected interest income earned on higher average short term investment balances made possible by a November 1994 secondary stock offering.

Changes in foreign currency exchange rates did not have a material effect on net income in the three and nine month periods ending March 31, 1995.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company maintained cash and cash equivalent balances of $29.1 million and $38.6 million of short term investments. In addition, the Company had established $66.4 million of domestic and foreign revolving lines of credit, against which $17.4 million had been borrowed. Based on covenant and collateral limitations, the Company had $37.6 million available for borrowing at March 31, 1995. Additionally, the Company had at its disposal $25.5 million of unused bank term-loan facilities and $26.6 million of unused capital equipment credit lines. At March 31, 1995, the Company had made purchase commitments for capital equipment of approximately $44.7 million.

The Company intends to spend approximately $75 million (of which $34.6 million has been spent through March 31, 1995) to expand wafer fabrication capacity at its HEXFET America facility, most of which is expected to be expended in fiscal 1995. In addition, the Company intends to spend approximately $35 million (of which $31.4 million had been spent in the nine months ended March 31, 1995) to expand and maintain assembly capacity, to enhance its Management Information Systems infrastructure and to maintain its existing facilities. The Company intends to fund these capital expenditures and meet its cash requirements for the foreseeable future through cash and cash equivalents and short-term investments on hand, anticipated cash flows from operations, funds available from existing credit facilities, and with the proceeds of the public stock offering referred to in the next paragraph.

In November 1994 the Company completed a public offering of 4.5 million shares of common stock at $22.50 per share. Net proceeds of approximately $97 million will be used principally to expand wafer fabrication capacity at HEXFET America, to repay debt and for working capital and general corporate purposes. In the three months ended March 31, 1995, approximately $17.7 million of the proceeds were used for wafer fabrication expansion and $4.3 million were used to repay a domestic property mortgage.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   INTERNATIONAL RECTIFIER CORPORATION
                               REGISTRANT



5/16/95                            /s/ MICHAEL P. McGEE
                                   __________________________________________
                                   Michael P. McGee
                                   Vice President,
                                   Chief Financial Officer and
                                   Principal Accounting Officer

PART II.  OTHER INFORMATION

   ITEM 5. OTHER INFORMATION

           The Board of Directors of the Company, on March 6, 1995, unanimously passed a resolution amending and restating the Bylaws of the Company.

   ITEM 6. EXHIBITS

           3 (b)   Amended and Restated Bylaws of the Company.