Form 10-K405
period 1995-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1995-08-25
CIK 316793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

             /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1995

                                       or

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from ____________ to ____________
                         Commission file number 1-7935

                            ------------------------

                      INTERNATIONAL RECTIFIER CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                95-1528961
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                Identification No.)

                               233 KANSAS STREET
                              EL SEGUNDO, CA 90245
               (Address of principal executive offices, zip code)
       Registrant's telephone number, including area code: (310) 322-3331

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS              NAME OF EXCHANGE ON WHICH REGISTERED
----------------------------------------  --------------------------------------
       Common Stock, par value $1         New York Stock Exchange
                                          Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report (s)), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $925,670,509 (computed using the closing price of a share of Common Stock on August 24, 1995 reported by New York Stock Exchange).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

There were 25,222,645 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on August 24, 1995.

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 20, 1995, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 1995, are incorporated by reference in Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                                     PART I

                                   ITEM                                      PAGE
                                  ------                                     ----
  1.  Business.............................................................    1
  2.  Properties...........................................................    8
  3.  Legal Proceedings....................................................    8
  4.  Submission of Matters to a Vote of the Security Holders..............    9

      Additional Item.  Directors and Executive Officers of the
      Registrant...........................................................   10

                                     PART II

  5.  Market for the Registrants' Common Equity and Related Stockholders'
      Matters..............................................................   11
  6.  Selected Financial Data..............................................   12
  7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................   13
  8.  Financial Statements and Supplementary Data..........................   16
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure.................................................   34

                                    PART III

 10.  Directors and Executive Officers of the Registrant...................   34
 11.  Executive Compensation...............................................   34
 12.  Security Ownership of Certain Beneficial Owners and Management.......   34
 13.  Certain Relationships and Related Transactions.......................   34

                                     PART IV

 14.  Exhibits, Financial Statement Schedule, and Reports..................   34

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    International Rectifier Corporation ("IR" or the "Company") is a major worldwide supplier of power semiconductors. Power semiconductors switch or condition electricity at relatively high voltage and current levels in products such as computers/peripherals, automobiles, portable phones, and electronic lights.

    The Company designs, manufactures and markets power semiconductors which are used for power conversion. In the same way that oil is refined to produce gasoline to power a car, electrical power is converted to operate equipment. This process of power conversion can be viewed in four stages: input rectification, control, switching, and output rectification. Input rectification conditions off-line electricity, typically rectifying alternating-current to direct-current. The control function measures incoming electricity and sends a signal to the switch. The switch chops the energy into small elements. Output rectification re-configures the elements into a form usable by electrically operated equipment.

    IR supplies products that perform each of the four basic functions in power conversion, and many circuits use more than one type of IR product. This allows IR to develop products that work together to optimize overall circuit performance, and enables the Company to capitalize more broadly on market-leading products.

    IR's products are used in all major market sectors. Applications for power semiconductors in automobiles include anti-lock braking and fuel injection systems, power accessories, and air bags. Computer/peripheral applications include power supplies, disk drives, and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics and lighting applications include home entertainment, household appliances and electronic lighting ballasts. Communications applications include portable phones, telephone networks and modems. Power semiconductors are also used widely in industrial applications such as motor-driven production lines, machine tools, fork lifts, and welders.

    Based on statistics published by the Semiconductor Industry Association (the "SIA"), the Company believes it is the leader in the power MOSFET (Metal Oxide Semiconductor Field Effect Transistor) segment with its trademarked HEXFET-Registered Trademark- power MOSFETs and IGBTs (Insulated Gate Bipolar Transistors). SIA data indicates that industry-wide sales of power MOSFETs were $1.5 billion in calendar 1994, an increase of 38% over 1993 levels, and that, over the past five years, power MOSFET sales have grown at an average rate of 28% per year.

    The Company's major customers include industry leaders such as AT&T Technologies Inc., Conner Peripherals, Inc., General Motors Corp., Hewlett
Packard Co.,  International  Business  Machines  Corp.,  Matsushita  Electronics
Corporation, Sanken Electric Company, Ltd., Sony Corporation, Sporele and Siemens AG. In fiscal year 1995 the Company's sales by region were approximately 46% from North America, 28% from Europe, and 26% from Asia. IR has manufacturing facilities in North America, Europe, and Asia, and uses subcontract assembly in Asia.

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

APPLICATIONS

    Power semiconductors are used in a broad spectrum of commercial and industrial applications, including many products with long life cycles. Because of their more gradual rate of technological change and the diversity of applications, the demand for power semiconductors is less cyclical than for ICs. Power semiconductor demand is driven by conversion to new technologies, the proliferation of new end-product applications, and growth in the end markets. The Company believes that markets driving future demand for power semiconductors include:

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

    ELECTRONIC LIGHTING BALLASTS. Electronic lighting ballasts, which incorporate power MOSFETs and Power Integrated Circuits, significantly reduce the amount of energy consumed in lighting. Conversion to electronic ballasts has been driven by lower end-user operating costs and incentives from electric utilities to encourage energy efficiency.

    VARIABLE SPEED MOTORS. Variable-speed solid-state controls increase energy efficiency and performance in a broad range of industrial and appliance motors. In addition, clean air legislation is driving the conversion from traditional chlorofluorocarbons ("CFCs") to less toxic refrigerants which are also less efficient. Manufacturers of refrigerators and air conditioners can compensate for these less efficient chemicals by using more efficient variable-speed motors.

PRODUCTS

    The Company's products convert electrical power to make it more useable and efficient in performing work such as operating power supplies, controlling motors, and lighting lamps. The products' ability to minimize energy lost at each point in the power conversion process is central to their value. Important growth applications include such energy-sensitive products as electronic fluorescent lights, more energy efficient refrigeration and air conditioning equipment, and electric vehicles.

    The Company's HEXFET power MOSFET products comprised about 66% of fiscal 1995 sales. IR also supplies IGBT transistors, High Voltage Control Integrated Circuits, high-performance diodes, and high power rectifiers and thyristors. The Company believes that this complete line of power conversion products represents a competitive advantage, enabling IR to provide customers with integrated solutions to their power conversion needs.

SWITCHING PRODUCTS

    MOS TRANSISTORS. MOS transistors (power MOSFETs and IGBTs) serve the switch function in power conversion to provide an even, usable flow of power for electronic equipment.

    POWER MOSFETS. Through its HEXFET product line, the Company is the world leader in power MOSFETs. The breadth and diversity of the market for these products help to stabilize demand.

    Applications for MOSFETs in automobiles include anti-lock braking and fuel injection systems, power accessories and air bags. Computer/peripheral applications include power supplies, disk drives, and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics applications include home entertainment, videocameras, household appliances, and power tools. Lighting applications include electronic lighting ballasts and compact fluorescent bulbs. Industrial applications include instrumentation and test equipment. Communications applications include telephone networks and modems. Government and aerospace applications include commercial and military satellites, communications equipment, command-and-control systems, and missiles.

    Market acceptance and brand recognition of HEXFETs have benefited from the Company's emphasis on quality control and reliability, and the Company believes its standards to be among the most stringent in the industry. Cumulative and current data on long and short term product reliability is made available to customers quarterly.

    The Company fabricates the large majority of its power MOSFET wafers at HEXFET America. Die from these wafers are assembled into packaged devices at HEXFET America, IR's facilities in England and Mexico, and subcontract facilities in Asia. See "-- Manufacturing."

    IGBTS. IGBTs typically serve the switch function in power conversion applications that require higher current and voltage than power MOSFETs handle efficiently. IGBTs combine the ease of voltage-driven power MOSFET technology with the conduction efficiency of bipolar transistor technology. The performance and ruggedness of these devices enable them to replace bipolar transistors and thyristors in many high-voltage, high-current motor control and power conditioning applications. Energy-efficient, variable-speed motor controls are an emerging application, and the Company believes electric vehicles will require large quantities of IGBTs for each vehicle.

    The Company's IGBT technology is closely related to its HEXFET technology, and the Company views them as complementary products. The Company believes that its patents on fundamental MOSFET technology also apply to IGBTs, and it is seeking further patent protection on its IGBT technology.

CONTROL PRODUCTS

    HIGH VOLTAGE CONTROL ICS. These devices serve the control function of power conversion. They perform the functions of several discrete components. This integration allows IR's customers to simplify circuit design and assembly, improve reliability and reduce overall system size and cost. In sensing and responding to adverse operating conditions, High Voltage Control IC performance is superior to that of discrete components in a safety or diagnostic circuit. IR's High Voltage Control ICs draw on the Company's MOSFET technology and are designed to optimize the performance of both power MOSFETs and IGBTs. The Company believes that its power MOSFET patents also apply to a broad range of High Voltage Control ICs.

    High Voltage Control ICs are used in a wide variety of power supply, motor and lighting control applications. These include industrial motor controls, home appliance motor controls, solenoid drivers, welding equipment, telecom switchers, computer/peripherals, instrumentation and test equipment, electronic lighting ballasts, and compact fluorescent light bulbs.

INPUT RECTIFICATION PRODUCTS

    The Company also manufactures a broad line of rectifiers, diodes and thyristors that serve the input rectification function of power conversion. These products condition power to make it more efficient and useable, principally in industrial end products that require power-handling capability from one amp to 5000 amps and from 20 volts to 5000 volts. Applications include motor and lighting controls, welding equipment, fork lifts, machine tools, induction heating, locomotives, motor-driven production lines, smelting equipment, and power supplies.

OUTPUT RECTIFICATION PRODUCTS

    The Company's Schottky diodes and Fast-Recovery diodes serve the output rectification function of power conversion. Output rectification reconfigures the elements into a form usable by electrically operated equipment. Schottky diodes are used with power MOSFETs in high-frequency applications such as computer/peripherals. The Company's trademarked HEXFRED-Registered Trademark-Fast-Recovery diodes are used with IGBTs in higher-current, lower-frequency applications such as motor controls.

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

    The Company has production facilities in California, England, Italy, Mexico and India. In addition, the Company has equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Japan, Taiwan, Malaysia, and the United States.

    IR fabricates substantially all of its power MOSFET wafers at HEXFET America in Temecula, California. A wafer fabrication facility for IGBTs and other MOSFET devices as well as assembly operations for government and other advanced products are located in El Segundo, California. Facilities that assemble HEXFETs and other products are located in the United States and overseas, in Company-owned and subcontract facilities, in order to take advantage of low assembly costs and provide maximum customer service. In Tijuana, Mexico, the Company assembles MOSFET products, IGBTs and other modules. The Company's Oxted, England facility, which qualifies as a duty-free facility, assembles MOSFETs, IGBTs, Schottky and diodes. Since April 1, 1994 the Company has manufactured substantially all its high power rectifiers and thyristors at its Turin, Italy facility. The Company also has arrangements with third parties for product assembly in the Philippines, Malaysia, Taiwan, Japan and Mexico. In a duty-free zone in India, the Company has an assembly facility for rectifiers and thyristors.

    To meet rising demand for power MOSFETs, the Company is expanding wafer fabrication at HEXFET America. The Company believes that the estimated $75 million expansion will increase its power MOSFET fabrication capacity by about 75% and is expected to support about $185 million in additional product shipments at full utilization.

    The expansion will position IR to aggressively address the fastest growing segments of the power transistor market, high density MOSFETs and IGBTs. Next-generation devices designed for production in the new fabrication facility incorporate design and process advancements in the Company's proprietary HEXFET and IGBT technologies. A core process with shared elements for both products will enable the facility to combine flexibility with efficient high-volume manufacturing techniques. The fabrication will be performed on six-inch wafers and will use a continuous-flow layout similar to the one already in use at HEXFET America. The expansion is on schedule and within budget at this time. The Company has completed substantially all equipment installation and has begun internal qualification and operator and technician training. Customer qualifications are expected to begin in September, and manufacturing is scheduled to begin to ramp up by the end of the calendar year.

    Shortly after the close of the fiscal year, IR announced plans to transfer assembly lines from HEXFET America to its assembly facility in Tijuana, Mexico and to independent subcontractors. Designed to allow the California plant to focus on expansion of its benchmark wafer fabrication capability and to reduce the cost of assembling the Company's HEXFET-Registered Trademark- power MOSFET chips into finished devices, the move will affect only the assembly phase of manufacturing. The Company's 75 percent expansion of wafer fabrication capacity is unaffected by the move. The assembly lines will be moved out of the California plant over a 12 to 18 month period.

MARKETING, SALES AND DISTRIBUTION

    The Company markets its products through sales personnel, representatives, or distributors. The Company believes its ability to offer products that serve each of the four functions of power conversion enhances its competitive position in the overall power semiconductor market.

    In fiscal year 1995 the Company's sales by region were approximately 46% from North America, 28% from Europe, and 26% from Asia. The Company's domestic direct sales force is organized in four sales zones. In Western Europe, the Company's products are sold through its own sales force as well as through sales agents and distributors. The Company's European sales and representative offices are in England, Italy, Sweden, France, Germany, Finland, Denmark, Russia, Poland, the Czech Republic, and Hungary. In Asia IR has sales and representative liaison offices in India, Japan, Singapore, China, Hong Kong, and Korea.

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

CUSTOMERS

    In most cases, the Company's devices are incorporated in larger systems manufactured by end product manufacturers. The Company's customers in the automotive segment include General Motors Corp., Ford, Delco, Siemens AG and Bosch. International Business Machines Corp., Hewlett Packard Co., Apple Computer Inc. and Compaq purchase the Company's products in the computer segment. Consumer electronics customers include Philips and Sony. Customers in the telecommunications segment include AT&T Technologies, Inc. and Nokia. The Company also sells its products to distributors including Arrow Electronics, Future Electronics, and Pioneer Electronics/Pioneer Technology.

BACKLOG

    As of June 30, 1995, the Company's backlog of orders was $210.8 million compared to $121.8 million as of June 30, 1994. Backlog represents purchase orders which have been released for shipment and are scheduled to be shipped within the following 12 months. In accordance with industry practice, IR may in certain circumstances release customers from purchase orders without penalty. Increasingly, major customers are operating their businesses with shorter lead times and are placing orders on a periodic rather than an annual basis. Orders are cancelable and backlog is not necessarily indicative of sales for any future period.

RESEARCH AND DEVELOPMENT

    The Company is involved in ongoing research and development directed toward new processes, devices and packages as well as continued improvement of quality and reliability in existing products.

In fiscal years 1995, 1994 and 1993, the Company spent approximately $20.1 million, $16.4 million and $14.1 million, respectively, on research and development activities. In fiscal 1994, the Company introduced a variety of products designed to address growth opportunities identified by market sector: high-density, high-efficiency HEXFETs and surface-mount packages for portable electronics; High Voltage Control ICs for lighting and motor control applications; and IGBT devices for motor controls. IR's research and development program is focused on advancing and diversifying the HEXFET product line, expanding the related IGBT products, and developing High Voltage Control ICs and other power products that work in combination with HEXFETs and IGBTs to improve system performance. IR's research and development staff also works with the marketing staff to develop new products that address specific customer needs. Efforts are directed towards developing new processes that enable the Company to produce smaller, more efficient devices. Efforts are also directed at reducing assembly costs and developing new package designs and assembly processes.

INTELLECTUAL PROPERTY

    The Company has made significant investments in developing and protecting its intellectual property. Through successful enforcement of its patents, the Company has entered into a number of license agreements, generated royalty income and received substantial payments in settlement of litigation. The Company currently has 64 unexpired U.S. patents and 45 U.S. patents pending. Those patents fundamental to the Company's products expire between 2000 and 2010. In addition, the Company has 60 foreign patents and 73 foreign patents pending in a number of countries. The Company is also licensed to use certain patents owned by others. Under the terms of an agreement with Unitrode Corporation that terminates in March 2000, the Company pays Unitrode Corporation approximately 12% of the Company's net patent royalty income. The Company has several registered trademarks in the United States and abroad including trademarks for HEXFET. The Company believes that its proprietary technology and intellectual property contribute to its competitive advantage.

    Since the Company believes that its power MOSFET patents are broadly applicable, it is committed to enforcing its rights under those patents and is pursuing additional license agreements. The Company presently has royalty-bearing license agreements with 13 companies: CP Clare Corporation,
Harris Corporation; Hitachi, Ltd.; Matsushita Electronics Corporation; Mitsubishi Electric Corporation; National Semiconductor Corporation; NEC Corporation; Nihon Inter Electronics Corporation; Sanken Electric Company, Ltd.; SGS-Thomson Microelectronics, Inc.; Siliconix incorporated; Toshiba Corporation; and Unitrode Corporation. In fiscal 1995, $9,743,000 of revenues were derived from such royalty-bearing license agreements.

    Certain of the company's fundamental power MOSFET patents have been subjected, and continue to be subjected, to reexamination in the United States Patent and Trademark Office ("PTO"). The patents subject to reexamination are fundamental to the Company's MOS transistors and their loss would allow competitors to use currently patented features of the Company's MOS transistor technology without liability for infringement of those patents. On the following dates, the PTO granted requests for reexamination of the following patents of the Company: November 13, 1992 and September 12, 1994 on patent 4,642,666; September 12, 1994 on patent 4,959,699; September 23, 1994 and June 28, 1995 on patent 5,008,725; January 17, 1995 on patent 5,130,767; June 5, 1995 on patent 5,191,396; and June 14,1995 on patent 4,593,302. On February 14, 1995, the PTO issued a reexamination certificate, confirming the patentability of the Company's U.S. patent 4,705,759.

    Although no assurance can be given as to the ultimate outcome of the Company's patent enforcement efforts, the PTO reexamination proceedings, or the success of the Company's patent licensing program, the Company believes that its patent portfolio will be the source of continuing royalty income.

COMPETITION

    The Company encounters differing degrees of competition for its various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive, and many of the Company's competitors are larger companies with greater financial resources than IR. The Company believes that its breadth of product line and its ability to combine products that serve the different functions into one package distinguish it from its competitors. IR's products compete with products manufactured by others based on breadth of product line, quality, price, reliability, over-all performance of the products, delivery time to the customer, and service (including technical advice and support). The Company's competitors include Eupec, Harris Corporation, Hitachi Ltd., Motorola, Inc., NEC Corporation, Philips International B.V., Powerex, Inc., Samsung
Semiconductor Inc., SGS-Thomson Microelectronics, Siemens AG, Siliconix incorporated, Toshiba Corporation and Westcode Semiconductors Ltd.

ENVIRONMENTAL MATTERS

    Federal, state and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), its former pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (the "OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under CERCLA. The lawsuit against the Company, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. In June 1995, the Company was named among others as a party defendant in Federal Court apparently in connection with a third consent decree with respect to the OII Site. The Company recently received a letter (dated July 25, 1995) from the U.S. Department of Justice offering to settle claims against Rachelle relating to the first three elements of cleanup work at the OII Site for the sum of $4,953,148. (The final remedy assessment has not yet been made). The letter stated that if the offer is not accepted by September 1, 1995, enforcement action will follow. The Department of Justice letter is being evaluated. Claims have been made with the Company's insurers with respect to the OII Site matter; however, there can be no assurance that insurance coverage attaches to these claims. The Company does not believe that either it or Rachelle is responsible for the disposal at the OII Site of any material constituting hazardous substances under CERCLA. Although the ultimate resolution of this matter is unknown, the Company believes that it will not have a material adverse impact on its financial position.

    In May 1993, the Company purchased property from its Employee Profit Sharing and Retirement Plan. It was determined that the property required clean-up of seepage from a storage tank, at an estimated additional cost of $525,000. The Company commenced the clean-up in fiscal year 1994, and through June 30, 1995 approximately $450,000 in clean-up costs have been incurred which will be capitalized as additional costs of the property.

    On July 18, 1994, the Company received a letter from the State of Washington Department of Ecology (the "Department") notifying the Company of a proposed finding that the Company is a potentially liable person ("PLP") for alleged PCE contamination (also knows as perchloroethylene, tetrachloroethylene, and other names) of real property and groundwater in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the PCE or arranged with a transporter for the disposal or treatment of the PCE in Yakima County. The Company replied by a letter dated August 11, 1994, stating that it has not contributed to PCE or other solvent contamination at the Yakima County site (resulting from sending carbon canisters for regeneration to a facility in the county) and that it should not be designated a PLP. On October 11, 1994, the Company received a letter from the Department notifying the Company of its finding that the Company is a PLP in the above matter. Initial information indicates that less than one percent of all contaminated carbon sent to the site by PLPs was contributed by the Company. What amount, if any, the Company may be asked to contribute to solve the groundwater problem is unknown.

    The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company, in June 1995, agreed to join a group of other PRPs to remove contamination from the site. Although the final outcome is not known and depends on final clean-up costs and the allocation scheme, the group currently estimates a total clean-up cost of about $1.8 million to $2.5 million, of which about $6,000 to $9,000 might be requested to be borne by the Company.

EMPLOYEES

    As of June 30, 1995, the Company employed approximately 3,310 people, of whom approximately 2,190 are employed in North America, 1,070 in Western Europe and 50 in Asia. The Company is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company's operations occupy a total of approximately 889,000 square feet, of which approximately 502,000 square feet are located within the United States. Of the worldwide total, approximately 268,000 square feet are leased and the balance is owned by the Company.

    IR's leases expire between 1995 and 2012. If the Company is unable to renew these leases upon expiration, it believes that it could find other suitable premises without any material adverse impact on its operations.

    The Company's major facilities are in the following locations:

                                          TOTAL SQUARE
                                              FEET
                                         ---------------
FACILITY                                  OWNED   LEASED       EXPIRATION OF LEASE
---------------------------------------  -------  ------  ------------------------------
Temecula, California...................  287,000    --                  --
El Segundo, California.................   93,000  115,000 March 31, 1996 - July 31, 2004
Tijuana, Mexico........................    --     89,000  (1)
Oxted, England.........................   50,000  15,000  March 27, 2012
Turin, Italy...........................  110,000   6,000  August 31, 1995

------------------------
(1) In May 1995 the Company purchased land in Tijuana, Mexico on which it intends to construct a new assembly facility. Since the Company's lease on its current assembly facility in Mexico expired, it has rented the same space on a month to month basis. The Company has identified comparable space available for lease on comparable terms if such assembly facility needs to be moved prior to completion of the new facility.

    The Company believes that these facilities are adequate for its current and anticipated near term operating needs. IR estimates that it currently utilizes approximately 81.4% of its worldwide manufacturing capacity. To meet rising demand for power MOSFETs, the Company is expanding wafer fabrication at HEXFET America. Planned to be in production by the end of calendar 1995, the Company believes that the estimated $75 million expansion will increase the Company's wafer capacity in power MOSFETs by about 75%.

    The Company has nine sales offices located throughout the United States, and other sales and technical support offices in Canada, France, Germany, Finland, Scandinavia, Russia, Czech Republic, Hungary, Hong Kong, Japan, China, Korea, Singapore, and India which operate in leased facilities.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and SGS-Thomson Microelectronics, Inc. ("SGS") are engaged in various legal proceedings relating to their respective power MOSFET patents. SGS filed suit against the Company in June 1991 in Federal District Court in Texas, charging infringement of U.S. patent 4,553,314. On motion by the Company, the suit was transferred to the Federal District Court in Los Angeles, California, and thereafter SGS amended its complaint to charge infringement of U.S. patents

4,495,513 and 4,712,127. SGS alleges, in substance, that the Company's power MOSFET, power IC and IGBT products infringe the '314 patent, that the Company's IGBT products infringe the '513 patent and that certain packages for the Company's products (including certain power MOSFET packages) infringe the '127 patent. The complaint, as amended, seeks unspecified actual damages (but no less than an unspecified reasonable royalty) and an injunction restraining further sales of such products. On February 1, 1993, the District Court dismissed SGS's claims for infringement of the '127 and '513 patents for lack of standing and on March 15, 1993, ruled that the SGS '314 patent is unenforceable due to inequitable conduct. SGS appealed these rulings, as well as the order transferring the case to California, to the Court of Appeals for the Federal Circuit. The Company cross-appealed a separate ruling by the District Court denying the Company's motion for summary judgment that the '314 patent is invalid. In July 1994, the Federal Circuit vacated the District Court's grants of summary judgment as to the '513, '127 and '314 patents and affirmed the District Court's denial of the Company's motion for summary judgment of invalidity of the '314 patent. The Federal Circuit ordered, however, that the case should proceed in California. A trial date of November 14, 1995 has been set for the '513 patent, but proceedings on the '314 and '127 patents are essentially stayed pending completion of reexamination of these patents in the PTO.

    In separate proceedings before the same California District Court, the Company sought enforcement of a prior license agreement between the Company and SGS. The Court in July 1994, granted the Company's motions to enforce the license agreement with SGS, requiring SGS to pay additional past and prospective royalties under the Company's U.S. patents 4,959,699 and 4,642,666 on SGS's sales of power MOSFET, IGBT and power IC products. SGS appealed this decision to the Federal Circuit, which on May 10, 1995 affirmed the decision in favor of the Company. SGS subsequently made the required past royalty payment.

    The Company has also filed a separate action in the same District Court against SGS and its Italian affiliate, SGS-Thomson Microelectronics, S.r.l., seeking an injunction against infringement of the Company's U.S. patents 5,008,725 and 5,130,767. This action has been essentially stayed pending completion of reexamination of these patents by the PTO.

    The Company, its directors and certain officers have been named as defendants in three class action lawsuits filed in Federal Court in California. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. The complaints generally allege that the Company and the other defendants made materially false statements or omitted to state material facts in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures Due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Although the Company believes that the claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's financial condition and results of operations. Two of these suits also name Kidder, Peabody & Co. Incorporated and Montgomery Securities as defendants. The Court has scheduled trial to begin in December 1995.

    No provision for any liability that may result upon adjudication of these matters has been made in the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    Not applicable.

ADDITIONAL ITEM.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of IR are:

Eric Lidow             82      Chairman of the Board
Alexander Lidow        40      Chief Executive Officer; Director
Derek B. Lidow         42      Chief Executive Officer; Director
Robert J. Mueller      66      Executive Vice President -- External Affairs
                                and Business Development; Director
Michael P. McGee       36      Vice President -- Chief Financial Officer
George Krsek           74      Director
Jack O. Vance          70      Director
Rochus E. Vogt         65      Director
Donald S. Burns        70      Director
James D. Plummer       50      Director

    Eric Lidow is a founder of the Company, has been a director of the Company since its inception in 1947 and was Chief Executive Officer until March 6, 1995. Mr. Lidow continues as Chairman of the Board and also serves as Chairman of the Company's Executive Committee.

    Alexander Lidow, Ph.D., has been employed by the Company since 1977. He served as the Semiconductor Division's Vice President -- Research and Development since July 1979, was promoted to Semiconductor Division Executive Vice President -- Manufacturing and Technology in March 1985, and became the President of the Electronic Products Division in July 1989. In August 1992, Dr. Lidow was elected Executive Vice President of Operations. He was elected a director in September 1994 and Chief Executive Officer on March 6, 1995. Dr. Lidow is a son of Eric Lidow.

    Derek B. Lidow, Ph.D., has been employed by the Company since 1976. He served as the Semiconductor Division's Vice President -- Operations since March 1980, was promoted to Semiconductor Division Executive Vice President -- Marketing and Administration in March 1985, and became President of the Power Products Division in July 1989. In August 1992, Dr. Lidow was elected Executive Vice President and in July 1993 assumed responsibilities for worldwide sales and marketing. He was elected a director in September 1994 and Chief Executive Officer on March 6, 1995. Dr. Lidow is a son of Eric Lidow.

    Robert J. Mueller has been employed by the Company since November 1961. He served as Vice President of Marketing for the U.S. Semiconductor Division from 1963 until October 1969 when he was promoted to Corporate Vice President -- Foreign Operations. Mr. Mueller became Executive Vice President -- World Marketing and Foreign Operations in April 1978, Corporate Executive Vice President -- External Affairs and Worldwide Sales in July 1989, and in July 1993 became Executive Vice President -- External Affairs and Business Development. He was elected a director in 1990.

    Michael P. McGee has been employed by the Company since 1990. He joined the Company in July 1990 as Director of Corporate Accounting and was promoted to Corporate Controller in December 1990. Mr. McGee became Vice President, Controller and Principal Accounting Officer in 1991, and in 1993, became Vice President -- Chief Financial Officer. From 1985 to the time he joined the Company, Mr. McGee was a senior manager and audit manager at Ernst and Young.

    George Krsek, Ph.D., was President of Houba, Inc. a pharmaceutical firm from 1975 to July 1994, and is currently President of Konec L.L.C., a management consulting company. He has been a director of the Company since 1979, and serves as Chairman of the Company's Audit Committee.

    Jack O. Vance became the Managing Director of Management Research, a management consulting firm in November 1990. From 1960 through 1989 he was a director of McKinsey & Co., Inc., a management consulting firm. During the years 1973 through 1989 he was also the Managing Director of the firm's Los Angeles office. He has been a director of the Company since 1988 and also serves as

Chairman of the Company's Compensation and Stock Option Committee. He is also a director of Hillhaven Corporation, International Technology Corporation, Escorp, The Olson Company, University Restaurant Group, and FCG Enterprises, Inc.

    Rochus E. Vogt, Ph.D., is the R. Stanton Avery Distinguished Service Professor and a Professor of Physics, California Institute of Technology, and acted as Provost from 1983 through 1987. He has been a director of the Company since 1984.

    Donald S. Burns has been Chairman, President and Chief Executive Officer of Prestige Holdings, Ltd., a property management and business consulting firm since 1978. Mr. Burns was elected a director of the Company in 1993. He is also a director of ESI Corporation, Hillhaven Corporation and International Technology Corporation.

    James D. Plummer, Ph.D., has been the John M. Fluke Professor of Electrical Engineering, Stanford University since 1988 and Director of Stanford's Integrated Circuits Laboratory since 1984. Dr. Plummer was elected a director of the Company in September 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

                          PRICE RANGE OF COMMON STOCK
                                  (IN DOLLARS)

                                       SECOND QUARTER        THIRD QUARTER         FOURTH QUARTER
                 FIRST QUARTER
               ------------------    ------------------    ------------------    ------------------    STOCKHOLDERS
FISCAL YEAR     HIGH        LOW       HIGH        LOW       HIGH        LOW       HIGH        LOW       AT YEAR END
------------   -------    -------    -------    -------    -------    -------    -------    -------    -------------
1995........    22 1/4     15 1/8     24 1/4     19 1/4     26 1/4     22 5/8     33 3/8     23 1/4          1,771
1994........   13 1/8      10 1/4     14 7/8     10 1/4     19         13 7/8     17 1/8     13 1/2          1,787

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "IRF".

    No dividends have been recently declared or paid. The Company does not intend to pay cash dividends in the foreseeable future as all funds will be used to expand operations. Furthermore, under certain credit agreements, the Company is not permitted to pay any cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data as of June 30, 1995 and 1994 and for the fiscal years ended June 30, 1995, 1994 and 1993 are derived from the audited consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements and notes with respect thereto included herein. The selected consolidated financial data as of June 30, 1993, 1992 and 1991, and for the fiscal years ended June 30, 1992 and 1991 are derived from audited consolidated financial statements of the Company which are not included herein.

                                                                    FISCAL YEARS ENDED JUNE 30,
                                                  ---------------------------------------------------------------
                                                     1995         1994         1993         1992         1991
                                                  -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA (IN THOUSANDS
 EXCEPT PER SHARE DATA) (1)
Revenues........................................  $   429,026  $   328,882  $   281,732  $   265,495  $   252,800
Cost of sales...................................      278,202      219,944      202,684      186,437      167,044
                                                  -----------  -----------  -----------  -----------  -----------
Gross profit....................................      150,824      108,938       79,048       79,058       85,756
Selling and administrative expense..............       82,328       69,008       62,637       58,771       51,544
Research and development expense................       20,108       16,381       14,083        9,405        7,538
Restructuring charge............................      --           --           --           --             1,000
                                                  -----------  -----------  -----------  -----------  -----------
Operating profit................................       48,388       23,549        2,328       10,882       25,674
Interest expense, net...........................         (377)      (3,625)      (2,250)      (1,436)     (13,266)
Other income (expense)..........................         (544)      (1,050)      (2,675)       1,066        5,825
                                                  -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes and
 extraordinary item.............................       47,467       18,874       (2,597)      10,512       18,233
Provision for income tax........................        8,069        3,160          436        1,275        1,086
                                                  -----------  -----------  -----------  -----------  -----------
Income (loss) before extraordinary item.........       39,398       15,714       (3,033)       9,237       17,147
Extraordinary item, net.........................      --           --           --           --               726
                                                  -----------  -----------  -----------  -----------  -----------
Net income (loss)...............................  $    39,398  $    15,714  $    (3,033) $     9,237  $    16,421
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Income (loss) per share:
  Before extraordinary item.....................  $      1.68  $      0.78  $     (0.15) $      0.46  $      1.30
  Extraordinary item............................      --           --           --           --             (0.06)
                                                  -----------  -----------  -----------  -----------  -----------
  Net income (loss) per share...................  $      1.68  $      0.78  $     (0.15) $      0.46  $      1.24
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Average common and common equivalent shares
 outstanding....................................       23,510       20,428       20,087       20,107       13,210
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------


                                                                            AT JUNE 30,
                                                  ---------------------------------------------------------------
                                                     1995         1994         1993         1992         1991
                                                  -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA (IN THOUSANDS)
Working capital.................................  $   127,751  $    67,165  $    58,116  $    67,538  $    74,900
Total assets....................................      496,184      330,574      278,448      285,880      250,263
Short-term debt.................................       25,235       33,310       27,539       27,135       15,821
Long-term debt, less current maturities.........       23,881       26,817       11,810       11,535       11,921
Stockholders' equity............................      345,181      202,943      186,074      191,703      179,535

------------------------
(1) Certain reclassifications have been made to previously reported amounts to conform with current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain items included in selected financial data as a percentage of revenues.

                                                             FISCAL YEARS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                             1995   1994   1993
                                                             -----  -----  -----
Revenues...................................................  100.0% 100.0% 100.0%
Cost of sales..............................................   64.8   66.9   71.9
                                                             -----  -----  -----
Gross profit...............................................   35.2   33.1   28.1
Selling and administrative expense.........................   19.2   21.0   22.2
Research and development expense...........................    4.7    5.0    5.0
                                                             -----  -----  -----
Operating profit...........................................   11.3    7.1    0.9
Interest expense, net......................................   (0.1)  (1.1)  (0.8)
Other expense..............................................   (0.1)  (0.3)  (1.0)
                                                             -----  -----  -----
Income (loss) before income taxes..........................   11.1    5.7   (0.9)
Provision for income taxes.................................    1.9    0.9    0.2
                                                             -----  -----  -----
Net income (loss)..........................................    9.2%   4.8%  (1.1)%
                                                             -----  -----  -----
                                                             -----  -----  -----

    1995 COMPARED WITH 1994

    Revenues for fiscal 1995 increased 30.4% to $429.0 million from $328.9 million in the prior year. The Company's revenue increase reflected continued growing demand for the Company's power MOSFET and related devices which resulted in a 34% increase in revenues from these products. Revenues from the thyristor and rectifier product lines increased 17% from the prior period. Changes in foreign exchange rates positively impacted revenues by approximately $11.1 million. Revenues for fiscal 1995 also included $9.7 million of net patent royalties compared to $9.0 million in the prior period.

    Gross profit was 35.2% of revenues ($150.8 million) in fiscal 1995 versus 33.1% of revenues ($108.9 million) in fiscal 1994. The increased margin reflected greater manufacturing volume and efficiencies and a greater contribution from new higher margin products.

    In fiscal 1995, selling and administrative expense was 19.2% of revenues ($82.3 million) versus 21.0% of revenues ($69.0 million) in fiscal 1994. The decreased percentage reflects the Company's continued commitment to reducing operating expenses as a percentage of revenues.

    In fiscal 1995, the Company's research and development expenditures increased $3.7 million to $20.1 million (4.7% of revenues) from $16.4 million (5.0% of revenues) in the prior period. The Company's research and development program was focused on the advancement and diversification of the HEXFET product line and expansion of the related IGBT products, the development of High Voltage Control ICs and power products that work in combination with HEXFETs and IGBTs to improve system performance.

    The major components of other expense include a $1.0 million charge for the transfer of assembly operations to the Company's Mexican subsidiary, $0.3 million of severance costs, $0.3 million on the disposal of property, plant and equipment, $0.3 million of local taxes and $0.5 million in legal fees, offset by $0.3 million in foreign currency transaction gains and $1.8 million of net patent royalty revenues related to prior years.

    In fiscal 1995, net interest expense decreased by $3.2 million from the prior year. The decrease was due to approximately $2.4 million in interest income earned in the current year on funds received from a November 1994 offering of the Company's common stock and an increase of $1.7 million of interest capitalized in the current year, partially offset by increased interest expense in the first half of the year on higher average debt balances over the prior year.

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

    LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1995, the Company maintained cash and cash equivalent balances of $50.8 million and $3.0 million of short term investments. In addition, the Company had established $78.5 million of domestic and foreign revolving lines of credit, against which $17.3 million had been borrowed. Based on covenant and collateral limitations, the Company had $51.7 million available for borrowing against these lines at June 30, 1995. Additionally, the Company had at its disposal $25.0 million of unused bank term-loan facilities and $23.8 million of unused credit lines for capital equipment financing. At June 30, 1995, the Company had made purchase commitments for capital equipment of approximately $24.9 million.

    During fiscal 1996 the Company plans to spend approximately $75 million on capital expenditures for the continuing expansion of its global wafer fabrication and assembly capacity. The Company intends to fund these capital expenditure and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations, and as needed, from funds available from revolving credit, term loan and equipment financing facilities. The Company may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

    Although the Company believes that the class action lawsuits brought against the Company and its Board of Directors (See "Legal Proceedings") are without merit, the ultimate outcome thereof cannot be presently determined. Accordingly, the Company has not made any provision for any liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity, see "Business -- Environmental Matters".

    FOREIGN CURRENCY TRANSACTIONS

    Due to the global nature of its operations, the Company is subject to the effect of international currency fluctuations. In fiscal year 1995, over 50% of the Company's revenues were derived from sales in foreign markets. In the years ended June 30, 1995, 1994 and 1993, foreign currency fluctuations did not significantly impact net income, the Company recognized net foreign currency transactions gains of $347,000, $376,000 and $129,000, respectively.

    The Company may manage potential foreign currency exposure by entering into forward exchange contracts and options. These contracts are generally not speculative in nature as the resulting gains or losses generally offset any losses or gains on the underlying hedged transactions. Cash in excess of operating requirements is maintained in the United States.

    INCOME TAXES

    Due in part to the utilization of net operating loss carryforwards ("NOLs"), the Company's effective income tax rate in fiscal 1995 was approximately 17%. At June 30, 1995, the Company had fully utilized its NOL's for federal income tax purposes. The Company also has approximately $4.9 million of tax credits available to offset future U.S. taxes and approximately $1 million to offset future state taxes. When available tax credits are fully utilized, the Company will be subject to an estimated annual tax rate in the range of 35% to 40%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                    PAGE
                                                                    ----
Report of Independent Accountants.................................   17

Financial Statements
  Consolidated Statement of Operations for the Fiscal Years Ended
   June 30, 1995, 1994, and 1993..................................   18
  Consolidated Balance Sheet as of June 30, 1995 and 1994.........   19
  Consolidated Statement of Stockholders' Equity for the Fiscal
   Years Ended June 30, 1995, 1994, and 1993......................   20
  Consolidated Statement of Cash Flows for the Fiscal Years Ended
   June 30, 1995, 1994, and 1993..................................   21
  Notes to Consolidated Financial Statements......................   22

Supporting Financial Statement Schedule:

SCHEDULE NO.                                                        PAGE
------------------------------------------------------------------  ----
II     Valuation and Qualifying Accounts and Reserves for the
        Fiscal Years Ended June 30, 1995, 1994, and 1993..........  F-1

    Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
International Rectifier Corporation

    We have audited the accompanying consolidated financial statements and the financial statement schedule of International Rectifier Corporation and Subsidiaries as of June 30, 1995 and 1994, and for the fiscal years ended June 30, 1995, 1994 and 1993 as listed on the index on page 16 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for the fiscal years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    As discussed in Note 10 to the accompanying consolidated financial statements, three class action lawsuits have been filed against the Company and its Board of Directors (certain of whom are also officers). The ultimate outcome thereof cannot presently be determined. Accordingly, no provisions for any liability that may result upon adjudication of these matters has been made in the accompanying consolidated financial statements.

COOPERS & LYBRAND L.L.P.
Los Angeles, California
July 27, 1995

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
Revenues...................................................................  $   429,026  $   328,882  $   281,732
Cost of sales..............................................................      278,202      219,944      202,684
                                                                             -----------  -----------  -----------
  Gross profit.............................................................      150,824      108,938       79,048
Selling and administrative expense.........................................       82,328       69,008       62,637
Research and development expense...........................................       20,108       16,381       14,083
                                                                             -----------  -----------  -----------
  Operating profit.........................................................       48,388       23,549        2,328
Other income (expense):
  Interest, net............................................................         (377)      (3,625)      (2,250)
  Other, net...............................................................         (544)      (1,050)      (2,675)
                                                                             -----------  -----------  -----------
Income (loss) before income taxes..........................................       47,467       18,874       (2,597)
Provision for income taxes (Note 5)........................................        8,069        3,160          436
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................  $    39,398  $    15,714  $    (3,033)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income (loss) per share................................................  $      1.68  $      0.78  $     (0.15)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Average common and common equivalent shares outstanding....................       23,510       20,428       20,087
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                  JUNE 30,  JUNE 30,
                                                                                    1995      1994
                                                                                  --------  --------
Current assets:
  Cash and cash equivalents.....................................................  $ 50,820  $ 13,051
  Short-term investments........................................................     3,000     --
  Trade accounts receivable, less allowance for doubtful accounts ($901 in 1995
   and $677 in 1994)............................................................    94,095    67,595
  Inventories...................................................................    73,155    73,429
  Deferred income taxes (Note 5)................................................    10,630     --
  Prepaid expenses..............................................................     2,112     2,779
                                                                                  --------  --------
    Total current assets........................................................   233,812   156,854
Property, plant and equipment, at cost, less accumulated depreciation ($130,480
 in 1995 and $112,411 in 1994)..................................................   245,218   158,567
Investments and long-term notes receivable......................................     2,362     2,248
Other assets....................................................................    14,792    12,905
                                                                                  --------  --------
    Total assets................................................................  $496,184  $330,574
                                                                                  --------  --------
                                                                                  --------  --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans (Note 2)...........................................................  $ 17,250  $ 27,205
  Long-term debt, due within one year (Note 2)..................................     7,985     6,105
  Accounts payable..............................................................    53,771    36,965
  Accrued salaries, wages and commissions.......................................    11,517    10,264
  Other accrued expenses........................................................    15,538     9,150
                                                                                  --------  --------
    Total current liabilities...................................................   106,061    89,689
Long-term debt, less current maturities (Note 2)................................    23,881    26,817
Deferred income.................................................................       675     1,199
Other long-term liabilities.....................................................    10,311     9,320
Deferred income taxes (Note 5)..................................................    10,075       606
Commitments and contingencies (Notes 7, 8, 9, 10, and 11)
Stockholders' equity (Note 3):
  Common shares, $1 par value, authorized: 30,000,000; issued and outstanding:
   25,180,009 shares in 1995 and 20,352,277 shares in 1994......................    25,180    20,352
  Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding:
   none in 1995 and 1994........................................................     --        --
  Capital contributed in excess of par value of shares..........................   265,326   168,078
  Retained earnings.............................................................    58,898    19,500
  Cumulative translation adjustments............................................    (4,223)   (4,987)
                                                                                  --------  --------
    Total stockholders' equity..................................................   345,181   202,943
                                                                                  --------  --------
    Total liabilities and stockholders' equity..................................  $496,184  $330,574
                                                                                  --------  --------
                                                                                  --------  --------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                                    CAPITAL
                                                                  CONTRIBUTED
                                                                   IN EXCESS
                                                                      OF                  CUMULATIVE
                                                        COMMON     PAR VALUE   RETAINED   TRANSLATION
                                                        SHARES     OF SHARES   EARNINGS   ADJUSTMENTS     TOTAL
                                                       ---------  -----------  ---------  -----------  -----------
BALANCE, JUNE 30, 1992...............................  $  19,930   $ 165,567   $   6,819   $    (613)  $   191,703
Issuance of common shares:
  204,640 - exercise of stock options................        205         992      --          --             1,197
  99,027 - stock purchase plan.......................         99         589      --          --               688
Net loss for the year ended June 30, 1993............     --          --          (3,033)     --            (3,033)
Cumulative translation adjustments...................     --          --          --          (4,481)       (4,481)
                                                       ---------  -----------  ---------  -----------  -----------
BALANCE, JUNE 30, 1993...............................     20,234     167,148       3,786      (5,094)      186,074
Issuance of common shares:
  49,410 - exercise of stock options.................         49         276      --          --               325
  69,065 - stock purchase plan.......................         69         654      --          --               723
Net income for the year ended June 30, 1994..........     --          --          15,714      --            15,714
Cumulative translation adjustments...................     --          --          --             107           107
                                                       ---------  -----------  ---------  -----------  -----------
BALANCE, JUNE 30, 1994...............................     20,352     168,078      19,500      (4,987)      202,943
Issuance of common shares:
  208,700 - exercise of stock options................        209       1,559      --          --             1,768
  74,032 - stock purchase plan.......................         74         841      --          --               915
  4,545,000 - stock offering.........................      4,545      92,553      --          --            97,098
Tax benefits from exercise of stock options..........     --           2,295      --          --             2,295
Net income for the year ended June 30, 1995..........     --          --          39,398      --            39,398
Cumulative translation adjustments...................     --          --          --             764           764
                                                       ---------  -----------  ---------  -----------  -----------
BALANCE, JUNE 30, 1995...............................  $  25,180   $ 265,326   $  58,898   $  (4,223)  $   345,181
                                                       ---------  -----------  ---------  -----------  -----------
                                                       ---------  -----------  ---------  -----------  -----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN 000'S)

                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                   1995        1994       1993
                                                                               ------------  ---------  ---------
Cash flow from operating activities:
  Net income (loss)..........................................................  $     39,398  $  15,714  $  (3,033)
  Adjustment to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization............................................        23,444     18,018     16,524
    Deferred income..........................................................          (524)      (203)      (513)
    Deferred income taxes....................................................        (1,178)       272       (159)
    Deferred compensation....................................................         1,471      1,473      1,529
  Change in working capital (Note 1).........................................         3,707     (9,109)     3,943
                                                                               ------------  ---------  ---------
Net cash provided by operating activities....................................        66,318     26,165     18,291
                                                                               ------------  ---------  ---------
Cash flow from investing activities:
  Additions to property, plant and equipment.................................      (106,902)   (24,686)   (16,994)
  Purchase of short-term investments.........................................       (57,581)    --         --
  Proceeds from sale of short-term investments...............................        54,581     --         --
  Investment in other noncurrent assets......................................        (3,615)    (4,979)    (4,158)
                                                                               ------------  ---------  ---------
Net cash used in investing activities........................................      (113,517)   (29,665)   (21,152)
                                                                               ------------  ---------  ---------
Cash flow from financing activities:
  Proceeds from issuance of (payments on) short-term bank debt, net..........       (11,542)     2,623      5,333
  Proceeds from issuance of long-term debt...................................         9,435     10,326      2,038
  Payments on long-term debt and obligations under capital leases............       (11,302)    (5,809)    (5,268)
  Net proceeds from issuance of common stock.................................        99,781      1,048      1,885
  Other......................................................................        (1,979)      (125)    (1,201)
                                                                               ------------  ---------  ---------
Net cash provided by financing activities....................................        84,393      8,063      2,787
                                                                               ------------  ---------  ---------
Effect of exchange rate changes on cash and cash equivalents.................           575        (57)        72
                                                                               ------------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.........................        37,769      4,506         (2)
Cash and cash equivalents beginning of year..................................        13,051      8,545      8,547
                                                                               ------------  ---------  ---------
Cash and cash equivalents end of year........................................  $     50,820  $  13,051  $   8,545
                                                                               ------------  ---------  ---------
                                                                               ------------  ---------  ---------

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

    FISCAL YEAR

    Fiscal years 1995 and 1994 consist of 52 weeks ending July 2 and July 3, respectively. Fiscal year 1993 consists of 53 weeks ending July 4. For convenience, all references herein to fiscal years are to fiscal years ended June 30.

    REVENUE RECOGNITION

    The Company recognizes revenues from product sales to all customers, including distributors, at the time of shipment.

    SHORT TERM INVESTMENTS

    The Company's short term investments consist of investment grade money market instruments and government securities. All of the Company's investments have original maturities of less than one year. In accordance with the criteria established by Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", all investments have been classified as "available-for-sale". The Company utilizes the specific identification method for determining the cost of the investments. At June 30, 1995 the cost of the investments approximates the market value.

    INVENTORIES

    Inventories  are  stated  at  the  lower  of  cost  (principally   first-in,
first-out) or market. Inventories at June 30, 1995 and 1994 were comprised of the following (000's):

                                                                           1995       1994
                                                                         ---------  ---------
Raw materials..........................................................  $  19,974  $  15,118
Work-in-process........................................................     32,967     26,965
Finished goods.........................................................     20,214     31,346
                                                                         ---------  ---------
                                                                         $  73,155  $  73,429
                                                                         ---------  ---------
                                                                         ---------  ---------

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, or the units of production method based upon the estimated output of

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the equipment. Depreciation expense for the fiscal years ended June 30, 1995, 1994, and 1993 was $21,819,000, $15,880,000, and $14,160,000, respectively.
Property, plant and equipment at June 30, 1995 and 1994 was comprised of the following (000's):

                                                                         1995         1994
                                                                     ------------  -----------
Buildings and improvements.........................................  $     73,027  $    72,004
Equipment..........................................................       210,934      169,988
Construction in progress...........................................        84,318       22,525
Less accumulated depreciation......................................      (130,480)    (112,411)
                                                                     ------------  -----------
                                                                          237,799      152,106
Land...............................................................         7,419        6,461
                                                                     ------------  -----------
                                                                     $    245,218  $   158,567
                                                                     ------------  -----------
                                                                     ------------  -----------

    Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment at June 30, 1995 and 1994 are as follows (000's):

                                                                          1995        1994
                                                                       ----------  ----------
Equipment............................................................  $   62,751  $   62,533
Less Accumulated depreciation........................................     (38,980)    (35,171)
                                                                       ----------  ----------
                                                                       $   23,771  $   27,362
                                                                       ----------  ----------
                                                                       ----------  ----------

Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 1995, 1994 and 1993, repairs and maintenance costs were $11,977,000, $8,144,000 and $7,721,000 respectively.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheet have been translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Unrealized translation adjustments do not affect the results of operations and are reported as a separate component of stockholders' equity. In fiscal 1995, 1994 and 1993, the Company recognized foreign currency transaction gains of $347,000, $376,000, and $129,000, respectively.

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

    U.S. income taxes have not been provided on approximately $18,875,000 of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EARNINGS PER SHARE

    Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 243,056 and 112,700 were utilized in the computation of earnings per share in 1995 and 1994, respectively. No common stock equivalents for stock options were used in 1993 as the impact would have been anti-dilutive.

    INTANGIBLE ASSETS

    Patent costs are amortized using the straight-line method over the life of the related patent.

    STATEMENT OF CASH FLOWS

    The Company invests excess cash from operations in investment grade money market instruments. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Components in the changes in working capital are comprised of the following (000's):

                                                               1995        1994       1993
                                                            ----------  ----------  ---------
Trade accounts receivable, net............................  $  (23,938) $  (11,701) $  (2,871)
Inventories...............................................         613     (10,427)     3,390
Prepaid expenses..........................................         737      (1,031)      (789)
Accounts payable..........................................      16,787       9,123      4,316
Accrued salaries, wages and commissions...................       1,277         918        243
Other accrued expenses....................................       8,231       4,009       (346)
                                                            ----------  ----------  ---------
                                                            $    3,707  $   (9,109) $   3,943
                                                            ----------  ----------  ---------
                                                            ----------  ----------  ---------

    Supplemental disclosures of cash flow information (000's):

                                                                  1995       1994       1993
                                                                ---------  ---------  ---------
Cash paid during the year for:
  Interest....................................................  $   4,578  $   3,612  $   3,246
  Income taxes................................................      3,879        802      1,376
Interest capitalized..........................................      2,164        453      1,357
Non cash financing activity:
  Assets acquired through capital leases......................        792     12,675      4,275

    Included in assets acquired through capital leases in 1994 is $7.2 million in existing operating leases that were renegotiated to capital leases.

    CONCENTRATION OF RISK

    The Company places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of insured limits.

    The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables on average are due in 60 days. Credit losses have consistently been within management's expectations.

    FINANCIAL INSTRUMENTS

    The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company enters into forward foreign exchange contracts and foreign

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) currency options to hedge certain foreign currency denominated receivables and payables from its foreign subsidiaries. The related gains and losses on these contracts are included in "Other income (expense)". The Company does not hold or issue financial instruments for trading purposes.

    Forward foreign exchange contracts outstanding at June 30, 1995 had maturities of less than six months and were denominated in Japanese Yen and British Pound Sterling. Counterparties to the transactions were large financial institutions. At June 30, 1995, the Company had approximately $11.1 million outstanding in forward foreign exchange contracts and had no outstanding foreign currency options.

    RECLASSIFICATION

    Certain reclassifications have been made to previously reported amounts to conform with the current year presentation.

2.  LONG-TERM DEBT AND OTHER LOANS
    In February 1995, the Company modified its existing $25 million unsecured credit facility from Sanwa Bank California ("Sanwa Facility"). The modified facility was increased to $30 million, consisting of a $5 million revolving line of credit and a $25 million term loan facility. In March 1995, the Company increased its existing unsecured revolving line of credit with Wells Fargo Bank, N.A. ("Wells Facility") from $10 million to $25 million. In June 1995, the Company established an additional unsecured revolving line of credit of $10 million with Nationsbank of Texas, N.A. ("Nationsbank Facility"). Interest rates for loans under the Sanwa Facility and Wells Facility are at prime, or the banks cost of funds plus 1.00%, or LIBOR plus 1.00%, while the interest rates for loans under the Nationsbank Facility are at Prime or LIBOR plus 1.00% (at the Company's option). The Wells Facility and Sanwa Facility, which expire on October 31, 1996, and the Nationsbank Facility, which expires on June 14, 1996, contain the same financial covenants and ratios which affect the availability of funds, and prohibit the Company from paying cash dividends. At June 30, 1995, there were no outstanding borrowings under these three facilities.

    In February 1995, as part of the modified credit facility with Sanwa Bank California, described above, the Company may draw down up to $25 million prior to December 31, 1995 on its $25 million unsecured term loan facility ("Sanwa Term Facility"). Interest rates for such loans are at prime, or LIBOR plus 1.00%, or the bank's fixed rate (at the Company's option). Principal repayments on loans under the Sanwa Term Facility are required to be made in equal quarterly installments from March 31, 1998 through December 31, 2001. This facility contains the same financial covenants and ratios as contained in the three unsecured revolving credit facilities mentioned above. At June 30, 1995, no borrowings were outstanding under this facility.

    The Company also had an additional $38.5 million of revolving credit facilities at foreign locations. The interest rate on borrowings from these facilities ranged from 2.4% to 11.0% at June 30, 1995. Under the terms of the agreements, the availability of funds is impacted by various financial covenants and collateral requirements. At June 30, 1995, there was $17.3 million outstanding under these foreign credit facilities, and the weighted average interest rate was 5.9%. The weighted average interest rate for short term borrowings during fiscal year 1995 was also 5.9%.

    Based on covenant and collateral limitations under the above credit facilities, the Company had $51.7 million available for borrowing at June 30, 1995.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  LONG-TERM DEBT AND OTHER LOANS (CONTINUED)
    The following is a summary of the Company's long-term debt and other loans at June 30, 1995 and 1994 (000's):

                                                                                               1995       1994
                                                                                             ---------  ---------
Capitalized lease obligations payable in varying monthly installments primarily at rates from 6.0% to 12.6%........................................................................  $  13,221  $  16,115
10.55% property mortgage due in equal monthly installments to 2011.........................     --          4,300
Domestic bank loans collateralized by equipment, payable in varying monthly installments at
 rates from 7.4% to 8.7%, due in 1995 through 2000.........................................      8,337      3,097
Foreign bank loans collateralized by property and/or equipment, payable in varying monthly
 installments at rates from 8.0% to 10.8%, due in 1997 through 2000........................      3,894      4,803
Foreign unsecured bank loans payable in varying monthly installments at rates from 3.4% to
 8.4%, due in 1998 through 2006............................................................      6,414      4,607
                                                                                             ---------  ---------
                                                                                                31,866     32,922
Less current portion of long-term debt.....................................................     (7,985)    (6,105)
                                                                                             ---------  ---------
                                                                                             $  23,881  $  26,817
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    Principal payments on long-term debt are as follows: 1997 $8,216,000; 1998 $7,901,000; 1999 $4,405,000; 2000 $2,220,000; and $1,139,000 thereafter.

    In accordance with Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," the fair values of the Company's long-term debt has been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's loans approximate their fair values.

3.  CAPITAL STOCK
    The Company has an employee stock purchase plan. Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value. In November 1993, the stock purchase plan was amended to cover an additional 1,000,000 shares. During fiscal 1995 and 1994, 74,032 and 69,065 shares were purchased at an aggregate purchase price of $915,000 and $723,000, respectively. Shares authorized under this plan that remained unissued were 980,971 and 1,055,003 at June 30, 1995 and 1994, respectively.

    The Company has three stock option plans, the 1979, 1984, and 1992 Plans, as amended. Under these plans, options to purchase shares of the Company's common stock are issued to key employees as well as members of the Company's Board of Directors. Options are issued at 100% of the fair value of the Company's common stock at the date of grant and become exercisable in annual installments of 20%, beginning on the first anniversary date. The 1992 plan provides for the increase in options available for grant under the plan by 1 1/2% of total common stock outstanding on January 1 of each year. On January 1, 1995, 1994 and 1993, 374,211, 304,503 and 300,061 options, respectively, were added to the plan. During fiscal year 1995, 8,150 shares expired under the 1979 and 1984 plans.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  CAPITAL STOCK (CONTINUED)
    A summary of the status of options under the 1992, 1984, and 1979 plans is as follows:

                                                                                    SHARES        PRICE RANGE
                                                                                  ----------  --------------------
Outstanding, June 30, 1992......................................................     662,400      $ 4.00 to $21.62
  Options granted...............................................................      73,700        8.00 to  12.50
  Options exercised.............................................................    (204,640)       4.00 to  10.00
  Options expired or canceled...................................................     (17,650)       4.00 to  12.75
                                                                                  ----------

Outstanding, June 30, 1993......................................................     513,810        4.00 to  21.62
  Options granted...............................................................     240,000       11.00 to  17.00
  Options exercised.............................................................     (49,410)       4.00 to  15.38
  Options expired or canceled...................................................     (23,200)       5.75 to  21.62
                                                                                  ----------

Outstanding, June 30, 1994......................................................     681,200        4.50 to  21.62
                                                                                  ----------
  Options granted...............................................................     338,100       18.62 to  31.87
  Options exercised.............................................................    (208,700)       4.50 to  21.62
  Options expired or canceled...................................................      (8,400)       4.50 to  21.62
                                                                                  ----------

Outstanding, June 30, 1995 at an average price of $19.64........................     802,200      $ 5.87 to $31.87
                                                                                  ----------
                                                                                  ----------

    The following table summarizes the options exercisable:

                                                                                     SHARES       PRICE RANGE
                                                                                    ---------  ------------------
June 30, 1995.....................................................................    189,640     $7.50 to $21.62
June 30, 1994.....................................................................    264,120      4.50 to  21.62
June 30, 1993.....................................................................    216,760      4.00 to  21.62

    Additional information relating to the 1992, 1984, and 1979 plans is as follows:

                                                                                 FISCAL YEARS ENDED JUNE 30,
                                                                             -----------------------------------
                                                                                1995         1994        1993
                                                                             -----------  -----------  ---------
Options available for grant at June 30.....................................      386,575      350,214    262,511
Total reserved common stock shares for stock option plans..................    1,188,775    1,031,414    776,321

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS
    The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Revenues from unaffiliated customers is based on the location of the customer. Geographic segment information including sales and transfers between geographic areas is presented below:

                                                                                  FISCAL YEARS ENDED (000'S)
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
Revenues from Unaffiliated Customers
  United States............................................................  $   196,520  $   154,684  $   129,597
  Europe...................................................................      122,391       87,245       81,702
  Other....................................................................      110,115       86,953       70,433
                                                                             -----------  -----------  -----------
    Total..................................................................  $   429,026  $   328,882  $   281,732
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Transfers between Geographic Areas
  United States............................................................  $   128,406  $    97,896  $    84,753
  Europe...................................................................       67,281       48,864       56,119
  Other....................................................................        3,366        1,379        2,602
                                                                             -----------  -----------  -----------
    Total..................................................................  $   199,053  $   148,139  $   143,474
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Total Revenues
  United States............................................................  $   324,926  $   252,580  $   214,350
  Europe...................................................................      189,672      136,109      137,821
  Other....................................................................      113,481       88,332       73,035
  Intersegment eliminations................................................     (199,053)    (148,139)    (143,474)
                                                                             -----------  -----------  -----------
    Total..................................................................  $   429,026  $   328,882  $   281,732
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Operating Profit
  United States............................................................  $    38,924  $    18,173  $     1,108
  Europe...................................................................        7,428        4,710          409
  Other....................................................................        2,036          666          811
                                                                             -----------  -----------  -----------
    Total..................................................................  $    48,388  $    23,549  $     2,328
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Identifiable Assets
  United States (1)........................................................  $   269,737  $   189,591  $   164,485
  Europe...................................................................       93,517       74,533       61,364
  Other....................................................................       35,765       28,696       22,506
                                                                             -----------  -----------  -----------
    Total..................................................................  $   399,019  $   292,820  $   248,355
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
U.S. Export Sales to Unaffiliated Customers by Destination of Sale
  Europe...................................................................  $     9,231  $     4,362  $     3,293
  Asia.....................................................................       18,026       20,094       13,319
  Other....................................................................        3,345        4,829        4,057
                                                                             -----------  -----------  -----------
    Total..................................................................  $    30,602  $    29,285  $    20,669
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

------------------------
(1)  Excluding general corporate assets.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INCOME TAXES
    Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for temporary differences and net operating loss ("NOL") and tax credit carryforwards. Under SFAS No. 109, deferred income taxes are established based on enacted tax rates expected to be in effect when temporary differences are scheduled to reverse and NOL and tax credit carryforwards are expected to be utilized. Adoption of SFAS No. 109 did not have a material impact on the Company's financial position or results from operations. Prior year's financial statements have not been restated.

    The major components of the net deferred tax asset (liability) as of June 30, 1995 and June 30, 1994 are as follows (000's):

                                                                            JUNE 30, 1995  JUNE 30, 1994
                                                                            -------------  -------------
Deferred tax liability:
  Depreciation............................................................   $   (10,948)   $    (9,215)
Deferred tax assets:
  Reserves for books, not deducted........................................         5,431          3,380
  Net operating loss carryovers...........................................       --               9,815
  Credit carryovers.......................................................         5,894          5,417
  Other...................................................................           178            593
                                                                            -------------  -------------
  Total deferred tax assets...............................................        11,503         19,205
  Valuation allowance.....................................................       --             (10,596)
                                                                            -------------  -------------
  Net deferred tax asset (liability)......................................   $       555    $      (606)
                                                                            -------------  -------------
                                                                            -------------  -------------

    Income (loss) before income taxes is as follows (000's):

                                                                             FISCAL YEARS ENDED
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Operations:
  Domestic...........................................................  $  39,719  $  15,626  $  (1,590)
  Foreign............................................................      7,748      3,248     (1,007)
                                                                       ---------  ---------  ---------
                                                                       $  47,467  $  18,874  $  (2,597)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The provision (benefit) for income taxes consists of (000's):

                                                                                 FISCAL YEARS ENDED
                                                                           -------------------------------
                                                                             1995       1994       1993
                                                                           ---------  ---------  ---------
Current income taxes:
  Domestic...............................................................  $   6,356  $   1,539  $    (122)
  Foreign................................................................      2,874      1,331        788
                                                                           ---------  ---------  ---------
                                                                               9,230      2,870        666
                                                                           ---------  ---------  ---------
Deferred income taxes:
  Domestic...............................................................     (1,458)    --           (160)
  Foreign................................................................        297        290        (70)
                                                                           ---------  ---------  ---------
                                                                              (1,161)       290       (230)
                                                                           ---------  ---------  ---------
Total provision..........................................................  $   8,069  $   3,160  $     436
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INCOME TAXES (CONTINUED)
    Deferred taxes result primarily from temporary differences relating to depreciation, financial statement reserves, and state taxes.

    The Company's effective tax rate on pretax income (loss) differs from the U.S. Federal Statutory tax rate as follows:

                                                                                    FISCAL YEARS ENDED
                                                                              -------------------------------
                                                                                1995       1994       1993
                                                                              ---------  ---------  ---------
Statutory tax rate (benefit)................................................       35.0%      35.0%     (34.0)%
Change in valuation allowance...............................................      (21.7)     (24.8)    --
Foreign tax differential....................................................        1.8        2.6       40.9
Domestic loss producing no current tax benefit..............................     --         --           16.6
State taxes, net of federal tax benefit.....................................        1.0        1.5       (7.5)
Tax credits.................................................................       (3.0)    --         --
Other, net..................................................................        3.9        2.4        0.8
                                                                              ---------  ---------  ---------
                                                                                   17.0%      16.7%      16.8%
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

    During fiscal 1995, the Company fully utilized its $27.3 million of U.S. federal income tax net operating loss carryovers. The estimated tax benefit during fiscal 1995 from utilization of the net operating loss carryover was $9.7 million of which $2.3 million increased capital contributed in excess of par value of shares due to the exercise of stock options.

    At June 30, 1995, the Company has approximately $2.0 million, $1.7 million, and $0.2 million, respectively, of investment, research and development, and foreign tax credit carryforwards available to reduce income taxes otherwise payable, which expire from 1996 to 2010. In addition, the Company has approximately $1.0 million of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax, and a $1.0 million state tax credit which expires in 2002.

6.  PROFIT SHARING AND RETIREMENT PLANS
    The Company has established defined contribution plans for all eligible employees. The Profit Sharing and Retirement Plan provides for contributions by the Company in such amounts as the Board of Directors may annually determine. The Company has also established a voluntary Retirement Savings Plan (401K) to which the Company makes an annual contribution of up to $600 for each participating employee. Combined plan contributions totaled $1,027,000, $841,000, and $511,000 for fiscal years 1995, 1994, and 1993, respectively.

7.  ENVIRONMENTAL MATTERS
    Federal, state and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), its former pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and
Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (the "OII Site"). Certain PRPs who settled certain claims with the
EPA  under  consent   decrees  filed  suit   in  Federal  Court   in  May   1992

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  ENVIRONMENTAL MATTERS (CONTINUED)
against a number of other PRPs, including the Company, for cost recovery and contribution under CERCLA. The lawsuit against the Company, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. In June 1995, the Company was named among others as a party defendant in Federal Court apparently in connection with a third consent decree with respect to the OII Site. The Company recently received a letter (dated July 25, 1995) from the U.S. Department of Justice offering to settle claims against Rachelle relating to the first three elements of cleanup work at the OII Site for the sum of $4,953,148. (The final remedy assessment has not yet been made). The letter stated that if the offer is not accepted by September 1, 1995, enforcement action will follow. The Department of Justice letter is being evaluated. Claims have been made with the Company's insurers with respect to the OII Site matter; however, there can be no assurance that insurance coverage attaches to these claims. The Company does not believe that either it or Rachelle is responsible for the disposal at the OII Site of any material constituting hazardous substances under CERCLA. Although the ultimate resolution of this matter is unknown, the Company believes that it will not have a material adverse impact on its financial position.

    In May 1993, the Company purchased property from its Employee Profit Sharing and Retirement Plan. It was determined that the property required clean-up of seepage from a storage tank, at an estimated additional cost of $525,000. The Company commenced the clean-up in fiscal year 1994 and through June 30, 1995 approximately $450,000 in clean-up costs have been incurred which will be capitalized as additional costs of the property.

    On July 18, 1994, the Company received a letter from the State of Washington Department of Ecology (the "Department") notifying the Company of a proposed finding that the Company is a potentially liable person ("PLP") for alleged PCE contamination (also knows as perchloroethylene, tetrachloroethylene, and other names) of real property and groundwater in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the PCE or arranged with a transporter for the disposal or treatment of the PCE in Yakima County. The Company replied by a letter dated August 11, 1994, stating that it has not contributed to PCE or other solvent contamination at the Yakima County site (resulting from sending carbon canisters for regeneration to a facility in the county) and that it should not be designated a PLP. On October 11, 1994, the Company received a letter from the Department notifying the Company of its finding that the Company is a PLP in the above matter. Initial information indicates that less than one percent of all contaminated carbon sent to the site by PLPs was contributed by the Company. What amount, if any, the Company may be asked to contribute to solve the groundwater problem is unknown.

    The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company, in June 1995, agreed to join a group of other PRPs to remove contamination from the site. Although the final outcome is not known and depends on final clean-up costs and the allocation scheme, the group currently estimates a total clean-up cost of about $1.8 million to $2.5 million, of which about $6,000 to $9,000 might be requested to be borne by the Company.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  COMMITMENTS
    The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 1995 are as follows (000's):

FISCAL                                                     CAPITAL   OPERATING      TOTAL
YEARS                                                      LEASES     LEASES     COMMITMENTS
--------------------------------------------------------  ---------  ---------  -------------
1996....................................................  $   5,191  $   6,140   $    11,331
1997....................................................      4,934      5,209        10,143
1998....................................................      4,165      2,055         6,220
1999....................................................      1,103        659         1,762
2000....................................................          2        338           340
Later years.............................................     --          1,452         1,452
Less imputed interest...................................     (2,174)    --            (2,174)
                                                          ---------  ---------  -------------
Total minimum lease payment.............................  $  13,221  $  15,853   $    29,074
                                                          ---------  ---------  -------------
                                                          ---------  ---------  -------------

    Total rental expense on all operating leases charged to income was $7,965,000, $6,723,000, and $5,591,000 in fiscal years 1995, 1994 and 1993, respectively.

9.  INTELLECTUAL PROPERTY RIGHTS
    Certain of the Company's fundamental power MOSFET patents have been subjected, and continue to be subjected, to reexamination in the United States Patent and Trademark Office ("PTO"). The patents subject to reexamination are fundamental to the Company's MOS transistors and their loss would allow competitors to use currently patented features of the Company's MOS transistor technology without liability for infringement of those patents. On the following dates, the PTO granted requests for reexamination of the following patents of the Company: November 13, 1992 and September 12, 1994 on patent 4,642,666; September 12, 1994 on patent 4,959,699; September 23, 1994 and June 28, 1995 on patent 5,008,725; January 17, 1995 on patent 5,130,767; June 5, 1995 on patent 5,191,396; and June 14, 1995 on patent 4,593,302. On February 14, 1995, the PTO issued a reexamination certificate, confirming the patentability of the Company's U.S. patent 4,705,759.

10. LITIGATION
    The Company and SGS-Thomson Microelectronics, Inc. ("SGS") are engaged in various legal proceedings relating to their respective power MOSFET patents. SGS filed suit against the Company in June 1991 in Federal District Court in Texas, charging infringement of U.S. patent 4,553,314. On motion by the Company, the suit was transferred to the Federal District Court in Los Angeles, California, and thereafter SGS amended its complaint to charge infringement of U.S. patents 4,495,513 and 4,712,127. SGS alleges, in substance, that the Company's power MOSFET, power IC and IGBT products infringe the '314 patent, that the Company's IGBT products infringe the '513 patent and that certain packages for the Company's products (including certain power MOSFET packages) infringe the '127 patent. The complaint, as amended, seeks unspecified actual damages (but no less than an unspecified reasonable royalty) and an injunction restraining further sales of such products. On February 1, 1993, the District Court dismissed SGS's claims for infringement of the '127 and '513 patents for lack of standing and on March 15, 1993, ruled that the SGS '314 patent is unenforceable due to inequitable conduct. SGS appealed these rulings, as well as the order transferring the case to California, to the Court of Appeals for the Federal Circuit. The Company cross-appealed a separate ruling by the District Court denying the Company's motion for summary judgment that the '314 patent is invalid. In July 1994, the Federal Circuit vacated the District Court's grants of summary judgment as to the '513, '127 and '314 patents and affirmed the District Court's denial of the Company's motion for summary judgment of invalidity of the '314 patent. The Federal

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. LITIGATION (CONTINUED)
Circuit ordered, however, that the case should proceed in California. A trial date of November 14, 1995 has been set for the '513 patent, but proceedings on the '314 and '127 patents are essentially stayed pending completion of reexamination of these patents in the PTO.

    In separate proceedings before the same California District Court, the Company sought enforcement of a prior license agreement between the Company and SGS. The Court in July 1994, granted the Company's motions to enforce the license agreement with SGS, requiring SGS to pay additional past and prospective royalties under the Company's U.S. patents 4,959,699 and 4,642,666 on SGS's sales of power MOSFET, IGBT and power IC products. SGS appealed this decision to the Federal Circuit, which on May 10, 1995 affirmed the decision in favor of the Company. SGS subsequently made the required past royalty payment.

    The Company has also filed a separate action in the same District Court against SGS and its Italian affiliate, SGS-Thomson Microelectronics, S.r.l., seeking an injunction against infringement of the Company's U.S. patents 5,008,725 and 5,130,767. This action has been essentially stayed pending completion of reexamination of these patents by the PTO.

    The Company, its directors and certain officers have been named as defendants in three class action lawsuits filed in Federal Court in California. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. The complaints generally allege that the Company and the other defendants made materially false statements or omitted to state material facts in connection with the public offering of the company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures Due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Although the Company believes that the claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's financial condition and results of operations. Two of these suits also name Kidder, Peabody & Co. Incorporated and Montgomery Securities as defendants. The Court has scheduled trial to begin in December 1995.

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

11. EXECUTIVE AGREEMENT
    The Company entered into an executive agreement with Eric Lidow dated May 15, 1991 providing for his continued employment with the Company for a six year period as Chief Executive Officer and President or in such other position as the Board of Directors may determine. Mr. Lidow's salary at fiscal year end under this agreement was $632,500. Upon Mr. Lidow's retirement from the Company (or a change in control) he will receive annual payments (Founder's Pension) of 90% of his then current salary. The agreement was amended on April 12, 1995 to provide that upon retirement Mr. Lidow's pension would be based, in addition to his salary, on the average of the prior three years' cash bonuses, if any. The pension would further be adjusted annually to account for any increase in the Consumer Price Index. Upon Mr. Lidow's death, payments will be continued to his wife, if she survives

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. EXECUTIVE AGREEMENT (CONTINUED)
him, in an amount equal to two-thirds of his retirement benefits for the remainder of her life. Under the terms of the Founder's Pension, $1,068,000, $572,000, and $572,000, have been expensed in fiscal years 1995, 1994, and 1993, respectively.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)
    Summarized quarterly financial data is as follows (000's except per share data):

                                                                                                           NET
                                                                                   GROSS       NET       INCOME
                                                                     REVENUES     PROFIT     INCOME     PER SHARE
                                                                    -----------  ---------  ---------  -----------
1995
1st Quarter.......................................................  $    92,253  $  31,514  $   6,498   $    0.32
2nd Quarter.......................................................      102,814     35,792      8,368        0.37
3rd Quarter.......................................................      111,867     39,506     10,752        0.43
4th Quarter.......................................................      122,092     44,012     13,780        0.54

1994
1st Quarter.......................................................  $    73,094  $  23,420  $   1,976   $    0.10
2nd Quarter.......................................................       79,104     25,613      3,070        0.15
3rd Quarter.......................................................       84,252     28,110      4,206        0.21
4th Quarter.......................................................       92,432     31,795      6,462        0.32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    For information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held November 20, 1995, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1995, and which is incorporated herein by reference. Certain information concerning the Directors and Executive Officers of the Company is included in Part I. See "Additional Item" page 10.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

     a. Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 16.

     b. Exhibits filed as part of this report are listed on the Exhibit Index on page 35.

                                 EXHIBIT INDEX

INCORPORATED BY REFERENCE:

 EXHIBIT
   NO.                             ITEM                                              DOCUMENT
----------  --------------------------------------------------  --------------------------------------------------
  3(a)      Certificate of Incorporation of the Company, as     Report on Form 10-Q for the quarterly period ended
            amended to date                                     December 31, 1990, as amended by Form 8 dated
                                                                March 6 and March 12, 1991 as filed with the
                                                                Securities and Exchange Commission, File No.
                                                                1-7935 (Exhibit 3(a))
  3(b)      Amended and restated                                Form 10-Q -- for the quarterly period ended March
            By-Laws of the Company                              31, 1995 as filed with the Securities and Exchange
                                                                Commission, File No. 1-7935
 10(a)      Technical Assistance Agreement dated March 30,      Registration Statement on Form S-2 as filed with
            1983 between the Company and Unitrode Corporation   the Securities and Exchange Commission,
                                                                Registration No. 2-89410 (Exhibit 10.8)
 10(b)      Amended and Restated License Agreement between      Form 10-K -- Annual Report Pursuant to Section 13
            International Rectifier Corporation and Siliconix   or 15(d) of the Securities Exchange Act of 1934
            incorporated dated April 10, 1990                   for Fiscal Year Ended June 30, 1990, Commission
                                                                File No. 1-7935
 10(c)      Amended and Restated Settlement Agreement between   Form 10-K -- Annual Report Pursuant to Section 13
            International Rectifier Corporation and Siliconix   or 15(d) of the Securities Exchange Act of 1934
            incorporated dated July 27, 1990                    for Fiscal Year Ended June 30, 1990, Commission
                                                                File No. 1-7935
 10(d)      Amendment to Technical Assistance Agreement,        Report on Form 10-Q for the quarterly period ended
            effective as of August 27, 1987, by and between     December 31, 1990 as amended by Form 8 dated April
            the Company and Unitrode Corporation                15, 1991, Commission File No. 1-7935 (Exhibit
                                                                10(l))
 10(e)      International Rectifier Corporation Stock Option    Registration Statement on Form S-8 as filed with
            Plan of 1984 (Second Amendment)                     the Securities and Exchange Commission,
                                                                Registration No. 33-40208.
 10(f)      Executive Employment Agreement dated May 15, 1991   Form 10-K -- Annual Report Pursuant to Section 13
            between International Rectifier Corporation and     or 15(d) of the Securities Exchange Act of 1934
            Eric Lidow                                          for Fiscal Year Ended June 30, 1991, Commission
                                                                File No. 1-7935
 10(g)      International Rectifier Corporation Stock Option    Registration Statement on Form S-8 as filed with
            Plan of 1992                                        the Securities and Exchange Commission,
                                                                Registration No. 33-63958 (Exhibit 8)

INCORPORATED BY REFERENCE: -- CONTINUED

 EXHIBIT
   NO.                             ITEM                                              DOCUMENT
----------  --------------------------------------------------  --------------------------------------------------
 10(h)      Line of Credit Agreement between International      Form 10-K -- Annual Report Pursuant to Section 13
            Rectifier Corporation and Sanwa Bank California     or 15(d) of the Securities Exchange Act of 1934
            dated as of June 30, 1993 and amended as of August  for Fiscal Year Ended June 30, 1993, Commission
            24, 1993                                            File No. 1-7935
 10(i)      Amendment to International Rectifier Corporation    Registration Statement on Form S-8 as filed with
            1984 Stock Participation Plan                       the Securities and Exchange Commission,
                                                                Registration No. 33-53589 (Exhibit 4.1)
 10(j)      Amendments to Line of Credit Agreement between      Form 10-K -- Annual Report Pursuant to Section 13
            International Rectifier Corporation and Sanwa Bank  or 15(d) of the Securities Exchange Act of 1934
            California dated as of November 22, 1993 and July   for Fiscal Year Ended June 30, 1994, Commission
            1, 1994                                             File No. 1-7935
 10(k)      Security Agreement between International Rectifier  Form 10-K -- Annual Report Pursuant to Section 13
            Corporation and Nationsbanc Leasing Corporation of  or 15(d) of the Securities Exchange Act of 1934
            North Carolina dated as of July 1, 1994             for Fiscal Year Ended June 30, 1994, Commission
                                                                File No. 1-7935
 10(l)      Revolving Credit Agreement between International    Form 10-K -- Annual Report Pursuant to Section 13
            Rectifier Corporation and Wells Fargo Bank, N.A.    or 15(d) of the Securities Exchange Act of 1934
            dated as of July 1, 1994                            for Fiscal Year Ended June 30, 1994, Commission
                                                                File No. 1-7935
 10(m)      Loan and Security Agreement between Sanwa General   Form 10-K -- Annual Report Pursuant to Section 13
            Equipment Leasing, a Division of Sanwa Business     or 15(d) of the Securities Exchange Act of 1934
            Credit Corporation and International Rectifier      for Fiscal Year Ended June 30, 1994, Commission
            Corporation dated as of July 1, 1994                File No. 1-7935

SUBMITTED HEREWITH:
See page 16 for an index of Financial Statements and Schedules being filed as part of this report.

 EXHIBIT
   NO.                             ITEM                                              DOCUMENT
----------  --------------------------------------------------  --------------------------------------------------
 10(n)      Amendments to Line of Credit Agreement between
            International Rectifier Corporation and Sanwa Bank
            California dated as of December 30, 1994 and
            February 28, 1995
 10(o)      Amendments to Revolving Credit Agreement between
            International Rectifier Corporation and Wells
            Fargo Bank, N.A. dated as of December 30, 1994 and
            March 31, 1995
 10(p)      Amendments to Security Agreement between
            International Rectifier Corporation and
            Nationsbanc Leasing Corporation of North Carolina
            dated as of August 15, 1994, November 3, 1994 and
            March 8, 1995
 10(q)      Revolving Credit Agreement between International
            Rectifier Corporation and Nationsbank of Texas,
            N.A. dated June 15, 1995
 10(r)      Amendment to Executive Employment Agreement dated
            April 12, 1995 between International Rectifier
            Corporation and Eric Lidow
 21         List of Subsidiaries
 23         Consent of Independent Accountants

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INTERNATIONAL RECTIFIER CORPORATION
                                  (Registrant)

By        MICHAEL P. MCGEE         Date:            8/24/95
   ------------------------------       ------------------------------
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

          SIGNATURES                          TITLE                     DATE
------------------------------  ----------------------------------  ------------

          ERIC LIDOW                                                  8/24/95
------------------------------  Chairman of the Board               ------------
          Eric Lidow

       ALEXANDER LIDOW                                                8/24/95
------------------------------  Director, Chief Executive Officer   ------------
       Alexander Lidow

        DEREK B. LIDOW                                                8/24/95
------------------------------  Director, Chief Executive Officer   ------------
        Derek B. Lidow

      ROBERT J. MUELLER                                               8/24/95
------------------------------  Director, Executive Vice President  ------------
      Robert J. Mueller

         GEORGE KRSEK                                                 8/24/95
------------------------------  Director                            ------------
         George Krsek

        JACK O. VANCE                                                 8/24/95
------------------------------  Director                            ------------
        Jack O. Vance

                      (Signatures continued on next page)

                                   SIGNATURES
                                  (CONTINUED)

          SIGNATURES                          TITLE                     DATE
------------------------------  ----------------------------------  ------------

        ROCHUS E. VOGT                                                8/24/95
------------------------------  Director                            ------------
        Rochus E. Vogt

       DONALD S. BURNS                                                8/24/95
------------------------------  Director                            ------------
       Donald S. Burns

       JAMES D. PLUMMER                                               8/24/95
------------------------------  Director                            ------------
       James D. Plummer

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                                   (IN 000'S)

                                                                          ADDITIONS
                                                                   -----------------------
                                                      BALANCE AT   CHARGED TO                             BALANCE
                                                       BEGINNING    COST AND    CHARGED TO  DEDUCTIONS   AT END OF
DESCRIPTION                                            OF PERIOD    EXPENSES      OTHER         (A)       PERIOD
----------------------------------------------------  -----------  -----------  ----------  -----------  ---------
1995
Allowance for doubtful accounts.....................   $     677    $     703   $   --      $     (479 ) $     901
                                                      -----------  -----------  ----------  -----------  ---------
Deferred tax valuation allowance....................  $   10,596   $   --       $  (10,596) $   --       $       0
                                                      -----------  -----------  ----------  -----------  ---------
Inventory valuation reserve.........................  $    2,798   $    4,420   $   --      $   (2,189 ) $   5,029
                                                      -----------  -----------  ----------  -----------  ---------

1994
Allowance for doubtful accounts.....................  $      607   $      577   $   --      $     (507 ) $     677
                                                      -----------  -----------  ----------  -----------  ---------
Deferred tax valuation allowance (B)................  $   15,546   $   --       $   (4,950) $   --       $  10,596
                                                      -----------  -----------  ----------  -----------  ---------
Inventory valuation reserve.........................  $    2,052   $    1,997   $   --      $   (1,251 ) $   2,798
                                                      -----------  -----------  ----------  -----------  ---------

1993
Allowance for doubtful accounts.....................  $    1,413   $      (78 ) $   --      $     (728 ) $     607
                                                      -----------  -----------  ----------  -----------  ---------
Inventory valuation reserve.........................  $    2,742   $      485   $   --      $   (1,175 ) $   2,052
                                                      -----------  -----------  ----------  -----------  ---------

------------------------
(A) Deductions include the write-off of uncollectible amounts with respect to trade accounts receivable, obsolete and scrap inventory, and the effects of Statement of Financial Accounting Standards ("SFAS") No. 52.

(B) Effective July 1, 1993, the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for temporary differences and net operating loss ("NOL") and tax credit carryforwards. Under SFAS No. 109, deferred income taxes are established based on enacted tax rates expected to be in effect when temporary differences are scheduled to reverse and NOL and tax credit carryforwards are expected to be utilized. Adoption of SFAS No. 109 had no material impact on the Company's financial position or results from operations. Prior year's financial statements have not been restated.