Form 10-Q
period 1995-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1995-11-14
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               SEPTEMBER 30, 1995
                              ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                               --------------------      ----------------------

COMMISSION FILE                                NO. 1-7935
                    -----------------------------------------------------------


                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                      95-1528961
----------------------------------                -----------------------------
 (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

     233 KANSAS STREET
   EL SEGUNDO, CALIFORNIA                                    90245
----------------------------------                -----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 322-3331

                                    NO CHANGE
-------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
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

THERE WERE 25,235,645 SHARES OF $1 PAR VALUE COMMON STOCK OUTSTANDING AT NOVEMBER 13, 1995.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

                                                             PAGE
                                                           REFERENCE
     ITEM 1.   FINANCIAL STATEMENTS

               Unaudited Consolidated Statement of
                Income for the Three Month Periods
                Ended September 30, 1995 and 1994              2


               Consolidated Balance Sheet as of
                September 30, 1995 (unaudited) and
                June 30, 1995                                  3


               Unaudited Consolidated Statement of
                Cash Flows for the Three Month
                Periods Ended September 30, 1995
                and 1994                                       4


               Notes to Unaudited Consolidated
                Financial Statements                           5


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                  7


PART II.  OTHER INFORMATION

     None

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                        -------------------------
                                            1995          1994
                                          --------     ---------
Revenues                                  $126,097      $ 92,253
Cost of sales                               78,786        60,739
                                          --------      --------
  Gross profit                              47,311        31,514
Selling and administrative expense          23,159        18,486
Research and development expense             5,687         4,111
                                          --------      --------
  Operating profit                          18,465         8,917
Other income (expense):
  Interest, net                                450          (912)
  Other, net                                  (402)         (179)
                                          --------      --------
Income before income taxes                  18,513         7,826
Provision for income taxes                   5,684         1,328
                                          --------      --------
Net income                                $ 12,829      $  6,498
                                          --------      --------
                                          --------      --------
Net income per share                      $   0.50      $   0.32
                                          --------      --------
                                          --------      --------
Average common and common
  equivalent shares outstanding             25,606        20,596
                                          --------      --------
                                          --------      --------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                SEPTEMBER 30,
                                                     1995          JUNE 30,
                                                  (UNAUDITED)        1995
                                                -------------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                        $  35,600      $  50,820
  Short-term investments                              17,941          3,000
  Trade accounts receivable, net                      94,283         94,095
  Inventories                                         74,038         73,155
  Deferred income taxes                               10,630         10,630
  Prepaid expenses                                     4,355          2,112
                                                    --------       --------
    Total current assets                             236,847        233,812
Property, plant and equipment, net                   262,255        245,218
Investments and long-term notes receivable             2,362          2,362
Other assets                                          15,596         14,792
                                                    --------       --------
  Total assets                                      $517,060       $496,184
                                                    --------       --------
                                                    --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                                       $  11,492      $  17,250
  Long-term debt, due within one year                 10,052          7,985
  Accounts payable                                    47,759         53,771
  Accrued salaries, wages and commissions              9,590         11,517
  Other accrued expenses                              16,044         15,538
                                                    --------       --------
    Total current liabilities                         94,937        106,061
Long-term debt, less current maturities               39,200         23,881
Deferred income                                          532            675
Other long-term liabilities                           11,102         10,311
Deferred income taxes                                 12,363         10,075

Stockholders' equity:
  Common stock                                        25,229         25,180
  Capital contributed in excess of par value         266,229        265,326
  Retained earnings                                   71,727         58,898
  Cumulative translation adjustments                  (4,259)        (4,223)
                                                    --------       --------
    Total stockholders' equity                       358,926        345,181
                                                    --------       --------
    Total liabilities and stockholders' equity      $517,060       $496,184
                                                    --------       --------
                                                    --------       --------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                           1995        1994
                                                      ----------   -----------
Cash flow from operating activities:
  Net income                                          $    12,829  $    6,498
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                           6,527       5,365
    Deferred income                                          (143)        (95)
    Deferred income taxes                                   2,281           -
    Deferred compensation                                     686         165
  Change in working capital                               (12,942)     (8,749)
                                                        ---------   ---------
Net cash provided by operating activities                   9,238       3,184
                                                        ---------   ---------
Cash flow from investing activities:
  Additions to property, plant and equipment              (23,745)    (13,267)
  Purchase of short-term investments                      (20,441)          -
  Proceeds from sale of short-term investments              5,500           -
  Investment in other noncurrent assets                    (1,117)       (709)
                                                        ---------   ---------
Net cash used in investing activities                     (39,803)    (13,976)
                                                        ---------   ---------
Cash flow from financing activities:
  Proceeds from issuance of (payments on)
    short-term bank debt, net                              (4,963)      7,403
  Proceeds from issuance of long-term debt                 19,554       3,098
  Payments on long-term debt and obligations
    under capital leases                                   (1,639)     (1,208)
  Net proceeds from issuance of common stock                  952         470
  Other                                                     1,916        (459)
                                                        ---------   ---------
Net cash provided by financing activities                  15,820       9,304
                                                        ---------   ---------
Effect of exchange rate changes on cash and
  cash equivalents                                           (475)         47
                                                        ---------   ---------
Net decrease in cash and cash equivalents                 (15,220)     (1,441)
Cash and cash equivalents beginning of period              50,820      13,051
                                                        ---------   ---------
Cash and cash equivalents end of period                 $  35,600   $  11,610
                                                        ---------   ---------
                                                        ---------   ---------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1995 and the consolidated results of operations and cash flows for the three month periods ended September 30, 1995 and 1994. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

     The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1995.

2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 389,300 and 212,200 were utilized in the computation of earnings per share for the three month periods ended September 30, 1995 and 1994, respectively.

3.   INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at September 30, 1995 (unaudited) and June 30, 1995 were comprised of the following (in thousands):

                                SEPTEMBER 30, 1995  JUNE 30, 1995
                                ------------------  -------------
       Raw materials               $22,625            $19,974
       Work-in-process              33,003             32,967
       Finished goods               18,410             20,214

                                   -------            -------
                                   $74,038            $73,155
                                   -------            -------
                                   -------            -------

4.   LONG-TERM DEBT AND OTHER LOANS

     A summary of the Company's long-term debt and other loans at September 30, 1995 is as follows (in thousands):


                                                                                SEPTEMBER 30,
                                                                                      1995
                                                                                ---------------
     Capitalized lease obligations payable in varying monthly
        installments primarily at rates from 6.0% to 12.6%                          $ 12,450
     Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 7.0% to 8.6%, due
        in 1995 through 2000                                                          14,684
     Domestic unsecured bank loan payable in varying monthly
        installments at a current variable rate of 6.9%, due in 1998
        through 2001                                                                   8,000

     Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 8.0% to
        10.8%, due in 1997 through 2000                                                5,938
     Foreign unsecured bank loans payable in varying monthly
        installments at rates from 3.0% to 8.4%, due in 1998
        through 2006                                                                   8,180
                                                                                    --------
                                                                                      49,252
   Less current portion of long-term debt                                            (10,052)
                                                                                    --------
                                                                                    $ 39,200
                                                                                    --------
                                                                                    --------


5.   LITIGATION

     SGS-Thomson Microelectronics, Inc. and SGS-Thomson Microelectronics S.A. filed suit in Great Britain in September 1995 against International Rectifier (Great Britain) Limited and International Rectifier Corporation alleging infringement of their United Kingdom (U.K.) patents 1595546 and 0068945. The U.K. patents are foreign counterparts of U.S. patents 4,495,513 and 4,712,127 on which suit is pending against the Company in Federal District Court in Los Angeles. The U.K. action is being reviewed by counsel for the Company.

6.   INTELLECTUAL PROPERTY RIGHTS

     In connection with the reexamination in the United States Patent and Trademark Office ("PTO") of certain of the Company's power MOSFET patents, the Company received a notice from the PTO, dated October 23, 1995, of its intent to issue a certificate confirming the patentability of the Company's U.S. patent 5,191,396.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995 COMPARED WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1994

The following table sets forth certain items as a percentage of revenues.

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                      (UNAUDITED)
                                                  --------------------
                                                   1995           1994
                                                   ----           ----

Revenues                                          100.0%         100.0%
Cost of sales                                      62.5           65.8
                                                  -----          -----
Gross profit                                       37.5           34.2
Selling and administrative expense                 18.4           20.1
Research and development expense                    4.5            4.5
                                                  -----          -----
Operating profit                                   14.6            9.6
Interest income (expense), net                      0.4           (1.0)
Other expense, net                                 (0.3)          (0.2)
                                                  -----          -----
Income before income taxes                         14.7            8.4
Provision for income taxes                          4.5            1.4
                                                  -----          -----
Net income                                         10.2%           7.0%
                                                  -----          -----
                                                  -----          -----

Revenues for the three months ended September 30, 1995 increased 36.7% to $126.1 million from $92.3 million in the prior year period. The Company's revenue increase reflected rising demand for the Company's power MOSFETs and related devices; revenues from these products increased 41% from the year ago quarter. Revenues from the thyristor and rectifier product lines increased 16%. Changes in foreign exchange rates positively impacted revenues by approximately $2.4 million in the three months ended September 30, 1995. Revenues in the current quarter included $3.3 million of net patent royalties, versus $2.2 million in the prior year period.

September-quarter gross profit rose to $47.3 million and 37.5% of revenues, versus $31.5 million and 34.2% in the comparable year-ago quarter. Gross profit margins reflected a richer mix of new and higher-margin products, greater manufacturing volume and efficiencies, and a favorable pricing environment.

September-quarter selling and administrative expense of $23.2 million represented 18.4% of revenues, versus $18.5 million and 20.1% in the comparable year-ago quarter. The decreased percentage reflected improvements in systems, procedures, and operating discipline.

In the quarter ended September, the Company's research and development expenditures increased to $5.7 million (4.5% of revenues) compared to $4.1 million (4.5% of revenues) in the comparable prior year period. The Company's research and development program continues to be focused on the advancement and diversification of the HEXFET product line, the expansion of the related IGBT products, and the development of High Voltage Power ICs and high-performance diodes that work in combination with HEXFETs and IGBTs to improve system performance.

Net interest income of $0.5 million compared to net interest expense of $0.9 million in the prior year period, reflected interest income earned on higher average short-term investment balances and the capitalization of certain interest costs.

Changes in foreign currency exchange rates negatively impacted net income by $0.2 million in the three month period ending September 30, 1995.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company maintained cash and cash equivalent balances of $35.6 million and short term investments of $17.9 million. In addition, the Company had established $73.5 million of domestic and foreign revolving lines of credit, against which $11.5 million had been borrowed. Based on covenant and collateral limitations, the Company had $55.0 million available for borrowing at September 30, 1995. Additionally, the Company had at its disposal $17.0 million of unused bank term-loan facilities and $17.7 million of unused capital equipment credit lines. At September 30, 1995, the Company had made purchase commitments for capital equipment of approximately $16.5 million.

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




                       INTERNATIONAL RECTIFIER CORPORATION
                       -----------------------------------
                                   REGISTRANT




November 13, 1995                            MICHAEL P. MCGEE
                                   -------------------------------------------
                                        Michael P. McGee
                                        Vice President,
                                        Chief Financial Officer and
                                        Principal Accounting Officer

PART II.  OTHER INFORMATION

          NONE