Form 10-Q
period 1995-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1996-02-13
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  DECEMBER 31, 1995
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________  TO  _____________________

COMMISSION FILE                           NO. 1-7935
               ----------------------------------------------------------------


                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                          95-1528961
-------------------------------                  ----------------------------
(STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                            NUMBER)

     233 KANSAS STREET
  EL SEGUNDO, CALIFORNIA                                    90245
-------------------------------                  ----------------------------

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 322-3331

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

THERE WERE 50,612,827 SHARES OF $1 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 12, 1996.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

                                                                     PAGE
                                                                   REFERENCE
     ITEM 1.   FINANCIAL STATEMENTS

               Unaudited Consolidated Statement of
                Income for the Three and Six Month Periods
                Ended December 31, 1995 and 1994                      2


               Consolidated Balance Sheet as of
                December 31, 1995 (unaudited) and
                June 30, 1995                                         3


               Unaudited Consolidated Statement of
                Cash Flows for the Six Month
                Periods Ended December 31, 1995
                and 1994                                              4


               Notes to Unaudited Consolidated
                Financial Statements                                  5


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                         7


PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                      11


     ITEM 5.   OTHER INFORMATION                                      11

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                DECEMBER 31,                  DECEMBER 31,
                                            1995           1994           1995           1994
                                        -------------------------     -------------------------
Revenues                                $  141,026     $  102,814     $  267,123     $  195,067
Cost of sales                               87,137         67,022        165,923        127,761
                                        ----------     ----------     ----------     ----------

   Gross profit                             53,889         35,792        101,200         67,306

Selling and administrative expense          25,187         19,947         48,346         38,433
Research and development expense             6,325          4,944         12,012          9,055
                                        ----------     ----------     ----------     ----------

      Operating profit                      22,377         10,901         40,842         19,818

Other income (expense):
   Interest, net                              (169)          (522)           281         (1,434)
   Other, net                                 (248)          (310)          (650)          (489)
                                        ----------     ----------     ----------     ----------

Income before income taxes                  21,960         10,069         40,473         17,895

Provision for income taxes                   6,741          1,701         12,425          3,029
                                        ----------     ----------     ----------     ----------

Net income                              $   15,219     $    8,368     $   28,048     $   14,866
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

Net income per share  (A)               $     0.30     $     0.18     $     0.55     $     0.34
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------

Average common and common
   equivalent shares outstanding  (A)       51,403         45,474         51,308         43,334
                                        ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------


(A) Reflects the two-for-one stock split declared on November 20, 1995.

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                      December 31,
                                                         1995           June 30,
                                                      (Unaudited)         1995
                                                      -----------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                            $  36,933      $  50,820
   Short-term investments                                  18,076          3,000
   Trade accounts receivable, net                         104,498         94,095
   Inventories                                             76,947         73,155
   Deferred income taxes                                    6,065         10,630
   Prepaid expenses                                         4,076          2,112
                                                        ---------      ---------

       Total current assets                               246,595        233,812
Property, plant and equipment, net                        271,589        245,218
Investments and long-term notes receivable                  2,362          2,362
Other assets                                               19,224         14,792
                                                        ---------      ---------
   Total assets                                         $ 539,770      $ 496,184
                                                        ---------      ---------
                                                        ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans                                           $  13,932      $  17,250
   Long-term debt, due within one year                      9,501          7,985
   Accounts payable                                        44,184         53,771
   Accrued salaries, wages and commissions                  9,985         11,517
   Other accrued expenses                                  14,367         15,538
                                                        ---------      ---------
       Total current liabilities                           91,969        106,061
Long-term debt, less current maturities                    50,571         23,881
Deferred income                                               389            675
Other long-term liabilities                                12,059         10,311
Deferred income taxes                                      10,544         10,075

Stockholders' equity:
   Common stock(A)                                         50,477         50,360
   Capital contributed in excess of par value   (A)       241,115        240,146
   Retained earnings                                       86,946         58,898
   Cumulative translation adjustments                      (4,300)       (4,223)
                                                        ---------      ---------
       Total stockholders' equity                         374,238        345,181
                                                        ---------      ---------
       Total liabilities and stockholders' equity       $ 539,770      $ 496,184
                                                        ---------      ---------
                                                        ---------      ---------

(A) Reflects the two-for-one stock split declared on November 20, 1995. The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)





                                                             SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                        ------------------------
                                                            1995          1994
                                                        ----------     ---------
Cash flow from operating activities:
   Net income                                           $  28,048      $  14,866
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                          13,965         11,105
    Deferred income                                          (286)          (238)
    Deferred income taxes                                   5,030           -
    Deferred compensation                                   1,548            649
   Change in working capital                              (31,100)       (13,914)
                                                        ---------      --------
Net cash provided by operating activities                  17,205         12,468
                                                        ---------      --------
Cash flow from investing activities:
   Additions to property, plant and equipment             (40,313)       (37,015)
   Purchase of short-term investments                     (34,071)       (42,581)
   Proceeds from sale of short-term investments            18,995           -
   Investment in other noncurrent assets                   (2,237)        (1,220)
                                                        ---------      ---------
Net cash used in investing activities                     (57,626)       (80,816)
                                                        ---------      ---------
Cash flow from financing activities:
   Proceeds from issuance of (payments on)
    short-term bank debt, net                              (2,476)        (8,436)
   Proceeds from issuance of long-term debt                32,495          3,410
   Payments on long-term debt and obligations
    under capital leases                                   (3,505)        (3,172)
   Net proceeds from issuance of common stock               1,086         98,023
   Other                                                     (473)          (222)
                                                        ---------      ---------
Net cash provided by financing activities                  27,127         89,603
                                                        ---------      ---------
Effect of exchange rate changes on cash and
  cash equivalents                                           (593)           (34)
                                                        ---------      ---------
Net decrease in cash and cash equivalents                 (13,887)        21,221
Cash and cash equivalents beginning of period              50,820         13,051
                                                        ---------      ---------
Cash and cash equivalents end of period                 $  36,933      $  34,272
                                                        ---------      ---------
                                                        ---------      ---------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 1995 and the consolidated results of operations and cash flows for the six month periods ended December 31, 1995 and 1994. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the six month period ended December
     31, 1995 are not necessarily indicative of the results to be expected for the full year.

     The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1995.

2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 931,400 and 512,000 were utilized in the computation of earnings per share for the three month periods ended December 31, 1995 and 1994, respectively. All share and per share amounts have been retroactively restated to reflect a Common Stock split.

3.   INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at December 31, 1995 (unaudited) and June 30, 1995 were comprised of the following (in thousands):


                                 DECEMBER 31, 1995        JUNE 30, 1995
                                 -----------------        -------------
          Raw materials                 $   23,183          $   19,974
          Work-in-process                   36,447              32,967
          Finished goods                    17,317              20,214
                                        ----------          ----------
                                        $   76,947          $   73,155
                                        ----------          ----------
                                        ----------          ----------

4.   LONG-TERM DEBT AND OTHER LOANS

     A summary of the Company's long-term debt and other loans at December 31, 1995 is as follows (in thousands):


                                                                    DECEMBER 31,
                                                                        1995
                                                                    ------------
     Capitalized lease obligations payable in varying monthly
      installments primarily at rates from 6.0% to 12.6%               $11,434

     Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 6.7% to 8.7%, due
      in 1995 through 2000                                              19,657

     Domestic unsecured bank loan payable in varying monthly
      installments at a current variable rate of 6.6% to 6.9%, due
      in 1998 through 2001                                              15,700

     Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 8.0% to
      10.8%, due in 1997 through 2000                                    5,401

     Foreign unsecured bank loans payable in varying monthly
      installments at rates from 3.0% to 8.4%, due in 1998
      through 2006                                                       7,880
                                                                      --------
                                                                        60,072
     Less current portion of long-term debt                             (9,501)
                                                                      --------
                                                                      $ 50,571
                                                                      --------
                                                                      --------


5.   INTELLECTUAL PROPERTY RIGHTS

     In connection with the reexamination in the United States Patent and Trademark Office ("PTO") of certain of the Company's power MOSFET patents, the Company received from the PTO a reexamination certificate, issued on December 26, 1995, for the Company's U.S. patent 5,191,396.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1995 COMPARED WITH THE THREE MONTH PERIOD ENDED DECEMBER 31, 1994

The following table sets forth certain items as a percentage of revenues.

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           DECEMBER 31,                  DECEMBER 31
                                                           (UNAUDITED)                   (UNAUDITED)
                                                      ---------------------         --------------------
                                                       1995           1994           1995           1994
                                                       ----           ----           ----           ----
Revenues                                               100.0%         100.0%         100.0%         100.0%
Cost of sales                                           61.8           65.2           62.1           65.5
                                                       -----          -----          -----          -----
Gross profit                                            38.2           34.8           37.9           34.5
Selling and administrative expense                      17.9           19.4           18.1           19.7
Research and development expense                         4.5            4.8            4.5            4.6
                                                       -----          -----          -----          -----
Operating profit                                        15.8           10.6           15.3           10.2
Interest income (expense), net                          (0.1)          (0.5)           0.1           (0.7)
Other expense, net                                      (0.2)          (0.3)          (0.2)          (0.3)
                                                       -----          -----          -----          -----
Income before income taxes                              15.5            9.8           15.2            9.2
Provision for income taxes                               4.7            1.7            4.7            1.6
                                                       -----          -----          -----          -----
Net income                                              10.8%           8.1%          10.5%           7.6%
                                                       -----          -----          -----          -----
                                                       -----          -----          -----          -----


Revenues for the three months ended December 31, 1995 increased 37.2% to $141.0 million from $102.8 million in the prior year period. Revenues for the six month period ended December 31, 1995 increased 36.9% to $267.1 million from $195.1 million in the previous year. The Company's revenue increase reflected rising demand for power MOSFETs and related devices; revenues from these products increased 42% from the year ago quarter. Revenues from the mature product lines increased 12%. Changes in foreign exchange rates increased revenues by approximately $0.8 million and $3.2 million in the three and six month periods ended December 31, 1995. Revenues in the current quarter included $3.5 million of net patent royalties, versus $2.3 million in the prior year period.

Gross profit for the three and six month periods ended December 31, 1995 was 38.2% and 37.9% of revenues ($53.9 million and $101.2 million), respectively, versus 34.8% and 34.5% of revenues ($35.8 million and $67.3 million) in the comparable prior year periods. Gross profit margins reflected a richer mix of new and higher-margin products, as well as greater manufacturing volume and efficiencies.

In the three and six month periods ended December 31, 1995, selling and administrative expense was 17.9% and 18.1% of revenues ($25.2 million and $48.3 million), respectively, versus 19.4% and 19.7% of revenues ($19.9 million and $38.4 million) in the comparable prior year periods. The decreased percentage reflected improvements in systems, procedures, and operating discipline.

In the three and six month periods ended December 31, 1995, the Company's research and development expenditures increased to $6.3 million (4.5% of revenues) and $12.0 million (4.5% of revenues), versus $4.9 million (4.8% of revenues) and $9.1 million (4.6% of revenues) in the comparable prior year periods. The Company's research and development program continues to focus on the advancement and diversification of the HEXFET product line, the expansion of the related IGBT products, and the development of High Voltage Power ICs and high-performance diodes that work in combination with HEXFETs and IGBTs to improve system performance.

Interest (net) in the three and six month periods ended December 31, 1995 decreased $0.4 million and $1.7 million from the comparable prior year periods because of interest income earned on higher average short-term investment balances and the capitalization of certain interest costs.

Changes in foreign currency exchange rates positively impacted net income by $0.1 million and negatively impacted net income by $0.1 million in the three and six month periods ending December 31, 1995.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company maintained cash and cash equivalent balances of $36.9 million and short term investments of $18.1 million. In addition, the Company had established $70.9 million of domestic and foreign revolving lines of credit, against which $13.9 million had been borrowed. Based on covenant and collateral limitations, the Company had $50.8 million available for borrowing at December 31, 1995. Additionally, the Company had at its disposal $9.3 million of unused bank term-loan facilities and $22.5 million of unused capital equipment credit lines. At December 31, 1995, the Company had made purchase commitments for capital equipment of approximately $37.6 million.

The Company intends to spend approximately $40 million to purchase additional equipment to expand wafer fabrication capacity at its HEXFET America facility. This planned expansion is expected to be in production by December 1996.

The Company believes that it has adequate liquidity, through cash and cash equivalents on hand, short term investments, anticipated cash flow from operations and funds from existing credit facilities to meet its cash requirements for the foreseeable future. However, the Company may also consider the use of funds from other external sources including, but not limited to, public or private offerings of debt or equity.

On November 20, the Board of Directors declared a two-for-one split of the Company's common stock, which increased the number of shares of common stock outstanding from approximately 25.2 million to approximately 50.4 million. The shares were distributed on December 22, 1995 to stockholders of record on December 1, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       INTERNATIONAL RECTIFIER CORPORATION
                                   REGISTRANT




February 12, 1996                                MICHAEL P. MCGEE
                                              -----------------------------
                                              Michael P. McGee
                                              Vice President,
                                              Chief Financial Officer and
                                              Principal Accounting Officer

PART II.  OTHER INFORMATION

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of stockholders at the Company's Annual Meeting of Stockholders held on November 20, 1995, with the following results:


                                                              Authority
Description of Matter                            For           Withheld
                                                 ---          ---------
1.   Election of Directors

          George Krsek                       23,159,723         67,504

          Derek B. Lidow                     23,051,707        175,520

          Jack O. Vance                      23,163,198         64,029


                                                For           Against        Abstentions
                                                ---           -------        -----------
2.   Amendment of the Certificate
     of Incorporation to increase
     the authorized number of shares
     of the company's common stock
     from 30,000,000 to 150,000,000          13,711,958      9,442,859         72,410


3.   Ratification of Coopers & Lybrand
     as Independent Auditors                 23,144,966         52,449         29,812


Broker Non-Vote on Proposal 2                 1,030,204


     ITEM 5.   OTHER INFORMATION

On November 20, the Board of Directors declared a two-for-one split of the Company's common stock, which increased the number of shares of common stock outstanding from approximately 25.2 million to approximately 50.4 million. The shares were distributed on December 22, 1995 to stockholders of record on December 1, 1995.