Form 10-Q
period 1996-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1996-05-15
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               MARCH 31, 1996
                               -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                               --------------------      ---------------------

COMMISSION FILE NUMBER                         1-7935
                        ------------------------------------------------------

                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                  95-1528961
    --------------------------------              -----------------------------
    (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                          NUMBER)
    --------------------------------              -----------------------------
     233 KANSAS STREET
     EL SEGUNDO, CALIFORNIA                                 90245
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 322-3331

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
YES   X      NO
    ------      ------
THERE WERE 50,808,827 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON MAY 13, 1996.

                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

                                                                         PAGE
                                                                       REFERENCE
                                                                       ---------
     ITEM 1.   FINANCIAL STATEMENTS

               Unaudited Consolidated Statement of
                 Income for the Three and Nine Month Periods
                 Ended March 31, 1996 and 1995                             2


               Consolidated Balance Sheet as of
                 March 31, 1996 (unaudited) and
                 June 30, 1995                                             3


               Unaudited Consolidated Statement of
                 Cash Flows for the Nine Month
                 Periods Ended March 31, 1996
                 and 1995                                                  4


               Notes to Unaudited Consolidated
                 Financial Statements                                      5


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                             7


PART II.  OTHER INFORMATION


     ITEM 6.   EXHIBITS                                                   11

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                            MARCH 31,                     MARCH 31,
                                     -----------------------       -----------------------
                                       1996           1995           1996           1995
                                     --------       --------       --------       --------
Revenues                             $154,070       $111,867       $421,193       $306,934
Cost of sales                          93,976         72,361        259,899        200,122
                                     --------       --------       --------       --------
   Gross profit                        60,094         39,506        161,294        106,812
Selling and administrative expense     26,634         21,247         74,980         59,680
Research and development expense        7,185          5,538         19,197         14,593
                                     --------       --------       --------       --------
      Operating profit                 26,275         12,721         67,117         32,539
Other income (expense):
   Interest, net                         (560)           301           (279)        (1,133)
   Other, net                             283            (52)          (367)          (541)
                                     --------       --------       --------       --------
Income before income taxes             25,998         12,970         66,471         30,865
Provision for income taxes              7,987          2,218         20,412          5,247
                                     --------       --------       --------       --------
Net income                           $ 18,011       $ 10,752       $ 46,059       $ 25,618
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------
Net income per share  (A)            $   0.35       $   0.21       $   0.90       $   0.56
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------
Average common and common
   equivalent shares outstanding (A)   51,363         50,580         51,326         45,750
                                     --------       --------       --------       --------
                                     --------       --------       --------       --------



(A) Reflects the two-for-one stock split declared on November 20, 1995.

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                     MARCH 31,
                                                       1996         JUNE 30,
                                                    (UNAUDITED)       1995
                                                    -----------     --------
ASSETS
Current assets:
   Cash and cash equivalents                        $ 36,757       $ 50,820
   Short-term investments                             21,680          3,000
   Trade accounts receivable, net                    118,436         94,095
   Inventories                                        74,686         73,155
   Deferred income taxes                               7,209         10,630
   Prepaid expenses                                    3,272          2,112
                                                    --------       --------
      Total current assets                           262,040        233,812
Property, plant and equipment, net                   289,413        245,218
Investments and long-term notes receivable             2,289          2,362
Other assets                                          20,508         14,792
                                                    --------       --------
   Total assets                                     $574,250       $496,184
                                                    --------       --------
                                                    --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans                                       $ 12,377       $ 17,250
   Long-term debt, due within one year                 9,771          7,985
   Accounts payable                                   52,918         53,771
   Accrued salaries, wages and commissions            10,541         11,517
   Other accrued expenses                             21,420         15,538
                                                    --------       --------
      Total current liabilities                      107,027        106,061
Long-term debt, less current maturities               46,862         23,881
Deferred income                                        2,546            675
Other long-term liabilities                           12,777         10,311
Deferred income taxes                                 10,836         10,075

Stockholders' equity:
   Common stock (A)                                   50,684         50,360
   Preferred shares                                        -              -
   Capital contributed in excess of par value of
      shares (A)                                     243,238        240,146
   Retained earnings                                 104,957         58,898
   Cumulative currency translation adjustments        (4,677)        (4,223)
                                                    --------       --------
      Total stockholders' equity                    $394,202       $345,181
                                                    --------       --------
      Total liabilities and stockholders' equity    $574,250       $496,184
                                                    --------       --------
                                                    --------       --------

(A) Reflects the two-for-one stock split declared on November 20, 1995.

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                         ---------------------
                                                           1996         1995
                                                         --------     --------
Cash flow from operating activities:
   Net income                                            $ 46,059    $  25,618
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                       21,715       16,896
       Deferred income                                      1,871         (381)
       Deferred income taxes                                4,207            -
Deferred compensation                                       2,271        1,006
     Change in working capital
       Trade accounts receivable, net                     (27,849)     (23,916)
       Inventories                                         (2,335)         158
       Prepaid expenses                                    (1,219)        (454)
       Accounts payable                                      (816)      13,145
       Accrued salaries, wages and commissions             (1,010)        (163)
       Other accrued expenses                               6,284        5,202
                                                         --------    ---------
Net cash provided by operating activities                  49,178       37,111
                                                         --------    ---------
Cash flow from investing activities:
     Additions to property, plant and equipment           (66,336)     (63,436)
     Purchase of short-term investments                   (50,821)     (65,523)
     Proceeds from sale of short-term investments          32,141       26,942
     Investment in other noncurrent assets                 (6,698)      (1,916)
                                                         --------    ---------
Net cash used in investing activities                     (91,714)    (103,933)
                                                         --------    ---------
Cash flow from financing activities:
     Net payments on short-term bank debt                  (3,809)     (10,906)
     Proceeds from issuance of long-term debt              32,495        6,088
     Payments on long-term debt and obligations
       under capital leases                                (6,484)      (9,849)
     Net proceeds from issuance of common stock             3,416       99,154
     Other                                                  3,610       (2,005)
                                                         --------    ---------
Net cash provided by financing activities                  29,228       82,482
                                                         --------    ---------
Effect of exchange rate changes on cash and
  cash equivalents                                           (755)         426
                                                         --------    ---------
Net increase (decrease) in cash and cash equivalents      (14,063)      16,086
Cash and cash equivalents beginning of period              50,820       13,051
                                                         --------    ---------
Cash and cash equivalents end of period                  $ 36,757    $  29,137
                                                         --------    ---------
                                                         --------    ---------

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1996 and the consolidated results of operations and cash flows for the nine month periods ended March 31, 1996 and 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1995.

2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for options of 757,400 and 503,000 shares were utilized in the computation of earnings per share for the three month periods ended March 31, 1996 and 1995, respectively. All share and per share amounts have been retroactively restated to reflect the common stock split on November 20, 1995.

3.   INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at March 31, 1996 (unaudited) and June 30, 1995 were comprised of the following (in thousands):

                                   MARCH 31, 1996        JUNE 30, 1995
                                   --------------        -------------
          Raw materials                 $20,641             $19,974
          Work-in-process                37,815              32,967
          Finished goods                 16,230              20,214
                                        -------             -------
                                        $74,686             $73,155
                                        -------             -------
                                        -------             -------

4.   LONG-TERM DEBT AND OTHER LOANS

     A summary of the Company's long-term debt and other loans at March 31, 1996 is as follows (in thousands):

                                                                       MARCH 31,
                                                                         1996
                                                                       ---------
     Capitalized lease obligations payable in varying monthly
       installments primarily at rates from 6.0% to 12.6%              $10,275

     Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 6.7% to 9.0%, due
       in 1996 through 2000                                             18,130

     Domestic unsecured bank loan payable in varying monthly
       installments at a current variable rate of 6.6% to 6.9%, due
       in 1998 through 2001                                             15,700

     Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 8.0% to
       10.8%, due in 1997 through 2000                                   5,032

     Foreign unsecured bank loans payable in varying monthly
       installments at rates from 2.6% to 8.4%, due in 1998
        through 2006                                                     7,496
                                                                       -------
                                                                        56,633
     Less current portion of long-term debt                              9,771
                                                                       -------
                                                                       $46,862
                                                                       -------
                                                                       -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 1996 COMPARED WITH THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 1995

The following table sets forth certain items as a percentage of revenues.

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                             MARCH 31,            MARCH 31,
                                           (UNAUDITED)           (UNAUDITED)
                                       -------------------   -------------------
                                         1996       1995       1996       1995
                                       --------   --------   --------   --------

Revenues                                100.0%     100.0%     100.0%     100.0%
Cost of sales                            61.0       64.7       61.7       65.2
                                        -----      -----      -----      -----
Gross profit                             39.0       35.3       38.3       34.8

Selling and administrative expense       17.3       19.0       17.8       19.4
Research and development expense          4.7        5.0        4.6        4.8
                                        -----      -----      -----      -----
Operating profit                         17.0       11.3       15.9       10.6

Interest income (expense), net           (0.4)       0.3       (0.1)      (0.4)
Other expense, net                        0.2        0.0       (0.1)      (0.2)
                                        -----      -----      -----      -----
Income before income taxes               16.8       11.6       15.7       10.0

Provision for income taxes                5.1        2.0        4.8        1.7
                                        -----      -----      -----      -----
Net income                               11.7%       9.6%      10.9%       8.3%
                                        -----      -----      -----      -----
                                        -----      -----      -----      -----

Revenues for the three months ended March 31, 1996 increased 37.7% to $154.1 million from $111.9 million in the prior year period. Revenues for the nine month period ended March 31, 1996 increased 37.2% to $421.2 million from $306.9 million in the previous year. The Company's revenue increase reflected its ability to address new applications and displace older technologies across a broad and diverse market. Changes in foreign exchange rates decreased revenues by approximately $0.6 million and increased revenues by approximately $2.6 million respectively in the three- and nine-month periods ended March 31, 1996. Revenues in the current quarter included $4.3 million of net patent royalties, versus $2.5 million in the prior year period.

Gross profit for the three- and nine-month periods ended March 31, 1996 was 39.0% and 38.3% of revenues ($60.1 million and $161.3 million), respectively, versus 35.3% and 34.8% of revenues ($39.5 million and $106.8 million) in the comparable prior year periods. Gross margin expansion reflected a richer mix of new and value-added products, as well as greater manufacturing volume and efficiencies.

In the three- and nine-month periods ended March 31, 1996 administrative expense was 17.3% and 17.8% of revenues ($26.6 million and $75.0 million), respectively, versus 19.0% and 19.4% of revenues ($21.2 million and $59.7 million) in the comparable prior year periods. This decrease as a percentage of revenues reflected improvements in systems, procedures, and operating discipline.

In the three- and nine-month periods ended March 31, 1996, the Company's research and development expenditures increased to $7.2 million (4.7% of revenues) and $19.2 million (4.6% of revenues), versus $5.5 million (5.0% of revenues) and $14.6 million (4.8% of revenues) in the comparable prior year periods. The Company's research and development program continues to focus on the advancement and diversification of core growth products and the development of value-added complete solutions that address broad-based power conversion applications in motor controls, power supplies, automotive, and lighting.

Compared to the year-ago period, net interest expense in the three months ended March 31, 1996 increased $0.9 million due to interest incurred on a larger debt balance. Net interest expense in the nine months ended March decreased $0.9 million year-to-year primarily due to interest income earned on a higher average short-term investment balance in the current fiscal year and the capitalization of certain interest costs.

Changes in foreign-currency exchange rates negatively impacted net income by $0.1 million in the nine month period ending March 31, 1996, but had no impact on the current quarter's results.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company maintained cash and cash equivalent balances of $36.8 million and short-term investments of $21.7 million. In addition, the Company had established $70.4 million of domestic and foreign revolving lines of credit, against which $12.4 million had been borrowed. Based on covenant and collateral limitations, the Company had $51.7 million available for borrowing at March 31, 1996. Additionally, the Company had at its disposal $29.0 million of unused bank term-loan facilities and $22.5 million of unused capital equipment credit lines. At March 31, 1996, the Company had made approximately $51.7 million of purchase commitments for capital equipment to be delivered over the next six months.

In March 1996, the Company amended its existing $30 million unsecured credit facility with Sanwa Bank California. The amended facility was increased to $49.7 million, consisting of a $5 million revolving line of credit and a $44.7 million term loan. As part of the amended credit facility, prior to December 31, 1996, the Company may borrow up to $25 million. Principal repayments on loans under this part of the facility are required to be made in equal quarterly installments from March 31, 1999 through December 31, 2002. The expiration date of the revolving line of credit was extended to October 31, 1997. Interest rates under the amended facility are now at prime, the bank's cost of funds plus 0.75%, or LIBOR plus 0.75%, at the Company's option.

The Company believes that it has adequate liquidity through cash and cash equivalents on hand, short-term investments, anticipated cash flow from operations and funds from existing credit facilities to meet its cash requirements for the foreseeable future. However, the Company may also consider the use of funds from other external sources including, but not limited to, public or private offerings of debt or equity.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       INTERNATIONAL RECTIFIER CORPORATION
                                   REGISTRANT




DATE:  May 13, 1996                       MICHAEL P. MCGEE
                                   --------------------------------------------
                                        Michael P. McGee
                                        Vice President,
                                        Chief Financial Officer and
                                        Principal Accounting Officer

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS


10(a) Amendment to Term Loan Agreement between International Rectifier and Sanwa Bank California dated as of December 29, 1995.

10(b) Amendment to Term Loan Agreement between International Rectifier and Sanwa Bank California dated as of February 29, 1996.

10(c) Amendment to Line of Credit between International Rectifier and Sanwa Bank California dated as of February 29, 1996.

10(d) Term Loan Agreement between International Rectifier and Sanwa Bank California dated as of March 26, 1996.