Form 10-K
period 1996-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1996-09-25
CIK 316793

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1996

                                       or

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                   to
                         Commission file number 1-7935
                            ------------------------

                      INTERNATIONAL RECTIFIER CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 95-1528961
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification No.)

                            ------------------------

                               233 KANSAS STREET
                              EL SEGUNDO, CA 90245
               (Address of principal executive offices, zip code)
       Registrant's telephone number, including area code: (310) 726-8000
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
- --------------------------------------  ----------------------------------------
      Common Stock, par value $1        New York Stock Exchange
                                        Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $656,780,804 (computed using the closing price of a share of Common Stock on September 24, 1996 reported by New York Stock Exchange).

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    There were 50,933,932 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 24, 1996.

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 25, 1996, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 1996, are incorporated by reference in
Part III of this Annual Report on Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                        PAGE
- ----                                                                        ----

 1.   Business............................................................    1
 2.   Properties..........................................................    8
 3.   Legal Proceedings...................................................    9
 4.   Submission of Matters to a Vote of the Security Holders.............   10
      Additional Item. Directors and Executive Officers of the
       Registrant.........................................................   10

                                    PART II

 5.   Market for the Registrants' Common Equity and Related Stockholders'
       Matters............................................................   12
 6.   Selected Financial Data.............................................   13
 7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................   14
 8.   Financial Statements and Supplementary Data.........................   17
 9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure...............................................   37

                                    PART III

10.   Directors and Executive Officers of the Registrant..................   38
11.   Executive Compensation..............................................   38
12.   Security Ownership of Certain Beneficial Owners and Management......   38
13.   Certain Relationships and Related Transactions......................   38

                                    PART IV

14.   Exhibits, Financial Statement Schedule, and Reports.................   38

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    International Rectifier Corporation ("IR" or the "Company") is a major worldwide supplier of power semiconductors. Power semiconductors switch or condition electricity at relatively high voltage and current levels in products such as power supplies, motor controls, computers/peripherals, automobiles, portable phones, and electronic lighting ballasts.

    The Company designs, manufactures, and markets power semiconductors which are used for power conversion. In a manner similar to the way that oil is refined to produce gasoline to power a car, electrical power is converted to operate equipment. This process of power conversion can be viewed in four stages: input rectification, control, switching, and output rectification. Input rectification conditions off-line electricity, typically rectifying alternating-current to direct-current. The control function measures incoming electricity and sends a signal to a switch. The switch chops the energy into small elements. Output rectification re-configures the elements into a form usable by electrically operated equipment.

    IR supplies products that perform each of the four basic functions in power conversion, and many circuits use more than one type of IR product. This allows IR to develop products that work together to optimize overall circuit performance, and enables the Company to capitalize more broadly on market-leading products.

    IR's products are used in all major market sectors. Applications for power semiconductors in automobiles include anti-lock braking and fuel injection systems, power accessories, and air bags. Computer/peripheral applications include power supplies, disk drives, and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics and lighting applications include home entertainment, household appliances, and electronic lighting ballasts. Communications applications include portable phones, telephone networks, and modems. Power semiconductors are also used widely in industrial applications such as motor-driven production lines, machine tools, fork lifts, and welders.

    Based on statistics published by the Semiconductor Industry Association (the "SIA"), the Company believes it is the leader in the power MOSFET (Metal Oxide Semiconductor Field Effect Transistor) segment with its trademarked HEXFET power MOSFETs and IGBTs (Insulated Gate Bipolar Transistors). SIA data indicates that industry-wide sales of power MOSFETs were $2.1 billion in calendar 1995, an increase of 44% over 1994 levels, and that, over the past five years, power MOSFET sales have grown at an average rate of 29% per year.

    The Company's major customers in the automotive segment include Delco, Ford, Siemens, and Bosch. International Business Machines, Hewlett Packard, and Compaq purchase the Company's products in the computer segment. Consumer electronics customers include Philips and Sony. Customers in the telecommunications segment include Lucent Technologies and Nokia. The Company also sells its products to distributors including Arrow Electronics and Future Electronics. In fiscal year 1996, the Company's sales by region were approximately 46% from North America, 28% from Europe, and 26% from Asia. IR has manufacturing facilities in North America, Europe, and Asia, and uses subcontract assembly in Asia.

    IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979. Its executive offices are located at 233 Kansas Street, El Segundo, California 90245 and its telephone number is (310) 726-8000.

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

    In contrast to ICs, power semiconductors operate at higher power levels and perform a single function: they condition and control electricity to operate a power supply, control a motor, or light a lamp. Their capability is largely defined by the level of power that they can handle and their efficiency in converting raw electric current into a more useful form. The amount of electric current handled and the heat generated limit the rate at which power semiconductors can be miniaturized.

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

APPLICATIONS

    Power semiconductors are used in a broad spectrum of commercial and industrial applications, including many products with long life cycles. The Company believes that because of their more gradual rate of technological change and the diversity of applications, the demand for power semiconductors is less cyclical than for ICs. Power semiconductor demand is driven by conversion to new technologies, the proliferation of new end-product applications, and growth in the end markets. The Company believes that markets driving future demand for power semiconductors include:

    PORTABLE ELECTRONICS. Advances in power semiconductors help extend battery life and reduce product size and weight in a variety of battery-operated products such as lap-top and notebook computers, personal digital organizers, cellular telephones, household appliances, and hand tools.

    AUTOMOTIVE ELECTRONIC SYSTEMS. The concentration of solid state electronics in recent model year automobiles has increased rapidly, as safety and comfort features increase demands on the battery. Applications include anti-lock braking systems, air-bags, fuel injection systems, electronic power steering, electric windows, and adjustable mirrors and seats. Adoption of battery operated electric vehicles to reduce emissions would dramatically increase consumption of MOS transistors.

    ELECTRONIC LIGHTING BALLASTS. Electronic lighting ballasts, which incorporate power MOSFETs and Power ICs, significantly reduce the amount of energy consumed in lighting. Conversion to electronic ballasts has been driven by lower end-user operating costs and incentives from electric utilities to encourage energy efficiency.

    VARIABLE SPEED MOTORS. Variable-speed solid state controls increase energy efficiency and performance in a broad range of industrial and appliance motors. In addition, clean air legislation is driving the conversion from traditional chlorofluorocarbons ("CFCs") to less toxic refrigerants which are also less efficient. Manufacturers of refrigerators and air conditioners can compensate for these less efficient chemicals by using more efficient variable-speed motors.

PRODUCTS

    The Company's products convert electrical power to make it more usable and efficient in performing work such as operating power supplies, controlling motors, and lighting lamps. The products' ability to minimize energy lost at each point in the power conversion process is central to their value. Important growth applications include such energy-sensitive products as electronic fluorescent lights, more energy efficient refrigeration and air conditioning equipment, and electric vehicles.

    The Company's HEXFET power MOSFET products comprised about 68% of fiscal 1996 sales. IR also supplies IGBT transistors, High Voltage Control ICs, high-performance diodes, and high power rectifiers and thyristors. The Company believes that this complete line of power conversion products represents a competitive advantage, enabling IR to provide customers with integrated solutions to their power conversion needs.

SWITCHING PRODUCTS

    MOS TRANSISTORS. MOS transistors (power MOSFETs and IGBTs) serve the switch function in power conversion to provide an even, usable flow of power for electronic equipment.

    POWER MOSFETS. Through its HEXFET product line, the Company is the world leader in power MOSFETs. The breadth and diversity of the market for these products help to stabilize demand.

    Applications for MOSFETs in automobiles include anti-lock braking and fuel injection systems, electronic power steering, power accessories, and air bags. Computer/peripheral applications include power supplies, disk drives, and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics applications include home entertainment, video cameras, household appliances, and power tools. Lighting applications include electronic lighting ballasts and compact fluorescent bulbs. Industrial applications include motor control, instrumentation, and test equipment. Communications applications include telephone networks and modems. Government and aerospace applications include commercial and military satellites, communications equipment, command-and-control systems, and missiles.

    Market acceptance and brand recognition of HEXFETs have benefited from the Company's emphasis on quality control and reliability, and the Company believes its standards to be among the most stringent in the industry. Cumulative and current data on long and short term product reliability is made available to customers quarterly.

    The Company fabricates the majority of its power MOSFET wafers at HEXFET America. Die from these wafers are assembled into packaged devices at HEXFET America, IR's facilities in England and Mexico, and subcontract facilities in Asia. See "-- Manufacturing."

    IGBTS. IGBTs typically serve the switch function in power conversion applications that require higher current and voltage than power MOSFETs can handle efficiently. IGBTs combine the ease of voltage-driven power MOSFET technology with the conduction efficiency of bipolar transistor technology. The performance and ruggedness of these devices enable them to replace bipolar transistors and thyristors in many high-voltage, high-current motor control and power conditioning applications. Energy-efficient, variable-speed motor controls are an emerging application, and the Company believes electric vehicles will require large quantities of IGBTs for each vehicle.

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

    High Voltage Control ICs are used in a wide variety of power supply, motor, and lighting control applications. These include industrial motor controls, home appliance motor controls, solenoid drivers, welding equipment, telecom switchers, computer/peripherals, instrumentation and test equipment, electronic lighting ballasts, and compact fluorescent light bulbs.

OUTPUT RECTIFICATION PRODUCTS

    The Company's Schottky diodes and Fast-Recovery diodes serve the output rectification function of power conversion. Output rectification reconfigures the elements into a form usable by electrically-operated equipment. Schottky diodes are used with power MOSFETs in high-frequency applications such as computer/peripherals. The Company's trademarked HEXFRED Fast-Recovery diodes are used with IGBTs in higher-current, lower-frequency applications such as motor controls.

INPUT RECTIFICATION PRODUCTS

    The Company also manufactures a broad line of rectifiers, diodes and thyristors that serve the input rectification function of power conversion. These products condition power to make it more efficient and usable, principally in industrial end products that require power-handling capability from one amp to 5000 amps and from 20 volts to 5000 volts. Applications include motor and lighting controls, welding equipment, fork lifts, machine tools, induction heating, locomotives, motor-driven production lines, smelting equipment, and power supplies.

MANUFACTURING

    Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly (or packaging). Wafer fabrication is a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties. The chemicals are applied in patterns that define cells or circuits within numerous individual devices (often termed "die" or "chips") on each wafer. Packaging or assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in external structures (termed packages) that make them usable in a circuit. Power semiconductors generally use the process technology and equipment already proven in ICs manufacturing.

    The Company has production facilities in California, England, Italy, Mexico, India, and China. In addition, the Company has equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Japan, Taiwan, Malaysia, and the United States.

    IR fabricates the majority of its power MOSFET wafers at HEXFET America in Temecula, California. In addition, HEXFET America produces IGBT wafers. A wafer fabrication facility for IGBTs and other MOSFET devices as well as assembly operations for government and other advanced products, such as High Voltage Control ICs, are located in El Segundo, California. Facilities that assemble HEXFETs and other products are located in the United States and overseas, in Company-owned and subcontract facilities. In Tijuana, Mexico, the Company assembles MOSFETs, Schottkys, IGBTs, and other modules. The Company's Oxted, England facility, which qualifies as a duty-free facility, assembles MOSFETs, IGBTs, Schottkys, and diodes. Currently, the Company manufactures substantially all its high power rectifiers and thyristors at its Turin, Italy facility. A Schottky wafer fabrication facility currently under construction at its Turin facility is scheduled to be in production by the end of calendar 1996. The Company also has arrangements with third parties for product assembly in the Philippines, Malaysia, Taiwan, Japan, and Mexico. In a duty-free zone in India, the Company has an assembly facility for rectifiers and thyristors.

    To aggressively address the fastest growing segments of the power transistor market: high density MOSFETs and IGBTs, the Company installed a second wafer fabrication unit at HEXFET America. Phase one, completed in September 1995, is expected to add about $185 million in additional product shipments at full utilization. Phase two of the expansion, scheduled to be in production in the second half of fiscal year 1997, is expected to support an additional $150 million in annual revenues at an incremental cost of approximately $45 million. Estimated additional annual revenues from the expansion are based on fiscal year 1996 pricing levels. Next-generation devices designed for production in the new fabrication unit incorporate design and process advancements in the Company's proprietary HEXFET and IGBT technologies. A core process with shared elements for both products enables the unit to combine flexibility with efficient high-volume manufacturing techniques. Fabrication is performed on six-inch wafers and uses a continuous-flow layout similar to the one already in use at HEXFET America.

    The Company is transferring its assembly lines from HEXFET America to its assembly facility in Tijuana, Mexico and to independent subcontractors. The move affects only the assembly phase of manufacturing and allows the California plant to focus on expansion of its benchmark wafer fabrication capability and enables the Company to reduce the cost of assembling its HEXFET-Registered Trademark-power MOSFET chips into finished devices. Currently, the transfer is approximately 60% complete. The move is targeted for completion in the second half of fiscal year 1997.

MARKETING, SALES, AND DISTRIBUTION

    The Company markets its products through sales staff, representatives, and distributors. The Company believes its ability to offer products that serve each of the four functions of power conversion enhances its competitive position in the overall power semiconductor market.

    In fiscal year 1996, the Company's sales by region were approximately 46% from North America, 28% from Europe, and 26% from Asia. The Company's domestic direct sales force is organized in four sales zones. In Western Europe, the Company's products are sold through its own sales force as well as through sales agents and distributors. The Company's European sales and representative offices are in England, Italy, Sweden, France, Germany, Finland, Denmark, Switzerland, Russia, the Czech Republic, and Hungary. In Asia, IR has sales, representative, and liaison offices in India, Japan, Singapore, China, Hong Kong, and South Korea.

    Because many applications require products from several product groups, the Company has organized its marketing efforts by market sector, rather than product type. These business management groups focus on several key commercial sectors and on government and aerospace business. In addition, the Company's staff of application engineers provides customers with technical advice and support regarding the use of IR's products.

CUSTOMERS

    In most cases, the Company's devices are incorporated in larger systems manufactured by end product manufacturers. The Company's customers in the automotive segment include Delco, Ford, Siemens, and Bosch. International Business Machines, Hewlett Packard, and Compaq purchase the Company's products in the computer segment. Consumer electronics customers include Philips and Sony. Customers in the telecommunications segment include Lucent Technologies and Nokia. Approximately 30% of the Company's revenues come from sales of its products to distributors including Arrow Electronics and Future Electronics. The Company has historically found it more difficult to determine distributor demand than demand from its other customers.

BACKLOG

    As of June 30, 1996, the Company's backlog of orders was $315.5 million compared to $210.8 million as of June 30, 1995. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following 12 months. Increasingly, major customers are operating their businesses with shorter lead times and are placing orders on a periodic rather than an annual basis. In most circumstances IR allows customers to cancel purchase orders without penalty. Backlog is not necessarily indicative of sales for any future period.

    Subsequent to year-end, the Company noted aggressive efforts by distributors (which accounted for approximately 30% of the Company's revenues in fiscal 1996) to reduce inventory levels, including order cancellations and a slow-down in new order input, which have cut deeply into the Company's backlog. Furthermore, competitive price moves have resulted in a 10% to 15% decrease in average prices on approximately one-third of the Company's business. The Company anticipates that the inventory correction should be largely completed by the end of December 1996. In addition, the Company believes the competitive pressure may result in lower prices on a significant portion of its business.

RESEARCH AND DEVELOPMENT

    The Company's breadth of technology and focus on power conversion underlie an integrated approach to developing complementary products that add value and differentiate International Rectifier from its competitors. IR conducts research and development activities to improve the price/ performance ratio of its product offerings to customers across a wide range of end-use applications.

    In fiscal years 1996, 1995, and 1994, the Company spent approximately $27.0 million, $20.1 million, and $16.4 million, respectively, on research and development activities.

    In fiscal 1995, the Company introduced a new generation of HEXFET-Registered Trademark- brand power MOSFETs that offer benchmark performance and manufacturing cost reductions designed to create a significant competitive advantage. The Generation5 HEXFETs are being produced at the Company's newest wafer fabrication unit in Temecula, California, which also produces IR's latest generation of IGBT transistors using the same core process.

    In fiscal 1996, IR also previewed its most comprehensive offering to date in the area of "solution" products that combine multiple components and technologies to benefit customers' overall circuit size, cost, and performance. These products have been in beta site testing since March 1996 and are scheduled for market introduction in late calendar 1996.

INTELLECTUAL PROPERTY

    The Company has made significant investments in developing and protecting its intellectual property. Through successful enforcement of its patents, the Company has entered into a number of license agreements, generated royalty income and received substantial payments in settlement of litigation. The Company currently has 80 unexpired U.S. patents and 47 U.S. patents pending. Those patents fundamental to the Company's products expire between 2000 and 2010. In addition, the Company has 61 foreign patents and 154 foreign patents pending in a number of countries. The Company is also licensed to use certain patents owned by others. Under the terms of an agreement with Unitrode Corporation that terminates in March 2000, the Company pays Unitrode approximately 12% of the Company's net patent royalty income. The Company has several registered trademarks in the United States and abroad including trademarks for HEXFET. The Company believes that its proprietary technology and intellectual property contribute to its competitive advantage.

    Since the Company believes that its power MOSFET patents are broadly applicable, it is committed to enforcing its rights under those patents and is pursuing additional license agreements. The Company presently has license agreements with 18 companies: ABB Semiconductor, Inc.; CP Clare Corporation; Harris Corporation; Hitachi, Ltd.; Matsushita Electronics Corporation; Mitsubishi Electric Corporation; Motorola, Inc.; National Semiconductor Corporation; NEC Corporation; Nihon Inter Electronics Corporation; Philips Electronics, N.V.; Sanken Electric Company, Ltd.; Sanyo Electric Company; SGS-Thomson Microelectronics, Inc.; Siemens Aktiengesellschaft; Siliconix incorporated; Toshiba Corporation; and Unitrode Corporation. In fiscal 1996, $16,262,000 of revenues were derived from royalty-bearing license agreements.

    Certain of the Company's fundamental power MOSFET patents have been subjected, and continue to be subjected, to reexamination in the United States Patent and Trademark Office ("PTO"). The patents subject to reexamination are fundamental to the Company's MOS transistors and their loss would allow competitors to use currently patented features of the Company's MOS transistor technology without liability for infringement of those patents. On the following dates, the PTO granted requests for reexamination of the following patents of the Company: November 13, 1992 and September 12, 1994 on patent 4,642,666; October 13, 1993 on patent 4,705,759; September 12, 1994 on patent 4,959,699;
September 23, 1994 and June 28, 1995 on patent 5,008,725; January 17, 1995 on patent 5,130,767; June 5, 1995 on patent 5,191,396; and June 14, 1995 on patent 4,593,302. On February 14, 1995 and on December 26, 1995, respectively, the PTO issued reexamination certificates, confirming the patentability of the Company's U.S. patents 4,705,759 and 5,191,396.

    Although no assurance can be given as to the ultimate outcome of the Company's patent enforcement efforts, the PTO reexamination proceedings, or the success of the Company's patent licensing program, the Company believes that its patent portfolio will be the source of continuing royalty income.

COMPETITION

    The Company encounters differing degrees of competition for its various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes, and many of the Company's competitors are larger companies with greater financial resources than IR. The Company believes that its breadth of product line and its ability to combine products that serve the different functions into one package distinguish it from its competitors. IR's products compete with products manufactured by others based on breadth of product line, quality, price, reliability, over-all performance of the products, delivery time to the customer, and service (including technical advice and support). The Company's competitors include Eupec, Harris Corporation, Hitachi Ltd., Motorola, Inc., NEC Corporation, Philips International B.V., Powerex, Inc., Samsung Semiconductor Inc., SGS-Thomson Microelectronics, Siemens AG, Siliconix incorporated, Toshiba Corporation, and Westcode Semiconductors Ltd.

ENVIRONMENTAL MATTERS

    Federal, state, and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals, and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), its former pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (the "OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under CERCLA. The lawsuit against the Company, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. In June 1995, the Company was named among others as a party defendant in Federal Court apparently in connection with a third consent decree with respect to the OII Site. The Company received a letter (dated July 25, 1995) from the U.S. Department of Justice offering to settle claims against Rachelle relating to the first three elements of clean-up work at the OII Site for the sum of $4,953,148 (the final remedy assessment has not yet been made). This settlement offer expired by its terms on September 1, 1995. The Company also received a separate letter from the EPA dated July 25, 1995, with respect to International Rectifier only, notifying the Company that it may qualify for a settlement with de minimis generators under CERCLA Section 122(g). The Company has received no further communications in this regard. At an August 17, 1995 meeting with EPA representatives and representatives of other PRPs, EPA representatives stated that they will not have an estimate of the cost of final clean-up until at least early 1996. The Company is unaware of any estimate of the cost of final clean-up of the site.

    On August 7, 1995, the Company received a Supplemental Information Request from the EPA, directed to Rachelle. In its response, dated October 20, 1995, the Company explained that none of the wastes generated by Rachelle were hazardous. The Company has received no further communications in connection with the Supplemental Information Request.

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

    In May 1993, the Company purchased property from its Employee Profit Sharing and Retirement Plan. It was determined that the property required clean-up of seepage from a storage tank, at an estimated additional cost of $525,000. The Company commenced the clean-up in fiscal year 1994, and through June 30, 1996 approximately $518,000 in clean-up costs have been incurred which will be capitalized as additional costs of the property.

    On July 18, 1994, the Company received a letter from the State of Washington Department of Ecology (the "Department") notifying the Company of a proposed finding that the Company is a potentially liable person ("PLP") for alleged PCE contamination (also known as perchloroethylene, tetrachloroethylene, and other names) of real property and groundwater in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the PCE or arranged with a transporter for the disposal or treatment of the PCE in Yakima County. The Company replied by a letter dated August 11, 1994, stating that it has not contributed to PCE or other solvent contamination at the Yakima County site (resulting from sending carbon canisters for regeneration to a facility in the county) and that it should not be designated a PLP. On October 11, 1994, the Company received a letter from the Department notifying the Company of its finding that the Company is a PLP in the above matter. On June 20, 1996, the Company received a letter from the Washington Department of Ecology, stating that a settlement offer would be extended to all potentially liable persons in late summer or early fall of 1996. While the letter did not commit to the amount of any settlement, it predicted a settlement of approximately $4.95 for each pound of carbon sent to Cameron-Yakima.

    The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company, in June 1995, agreed to join a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $3.1 million and $4 million, of which between $12,000 and $15,000 is presently expected to be allocated to the Company. However, the ultimate cost borne by the Company will depend on the extent of the clean-up undertaken by the group and the actual clean-up costs and the final allocation scheme agreed upon by the group.

EMPLOYEES

    As of June 30, 1996, the Company employed approximately 3,915 people, of whom approximately 2,775 are employed in North America, 1,065 in Western Europe, and 75 in Asia. The Company is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

    The Company's operations occupy a total of approximately 1,035,000 square feet, of which approximately 564,000 square feet are located within the United States. Of the worldwide total, approximately 346,000 square feet are leased and the balance is owned by the Company.

    IR's leases expire between 1996 and 2012. If the Company is unable to renew these leases upon expiration, it believes that it could find other suitable premises without any material adverse impact on its operations.

    The Company's major facilities are in the following locations:

                                       TOTAL SQUARE FEET
                                     ---------------------
FACILITY                               OWNED      LEASED               EXPIRATION OF LEASE
- -----------------------------------  ---------   ---------   ----------------------------------------
Temecula, California...............    297,000      --
El Segundo, California.............     93,000     164,000   September 30, 1996 -- July 31, 2004
Tijuana, Mexico....................    149,000     100,000   February 28, 1997(1)
Oxted, England.....................     40,000      31,000   June 30, 2000 -- March 27, 2012
Turin, Italy.......................    110,000       9,000   September 30, 2001

- ------------------------
(1) In May 1995 the Company purchased land in Tijuana, Mexico to construct a new assembly facility. At June 30, 1996, the building was substantially complete. The move from the leased facilities is scheduled for August 1996 through February 1997.

    The Company believes that these facilities are adequate for its current and anticipated near term operating needs. IR estimates that it currently utilizes approximately 80% of its worldwide manufacturing capacity.

    The Company has sales and technical support offices located throughout the United States, Canada, France, Germany, Finland, Scandinavia, Russia, Czech Republic, Hungary, Hong Kong, Japan, China, Korea, Singapore, and India which operate in leased facilities.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and SGS-Thomson Microelectronics, Inc. ("SGS") are engaged in various legal proceedings relating to their respective power MOSFET patents. SGS filed suit against the Company in June 1991 in Federal District Court in Texas, charging infringement of U.S. patent 4,553,314. On motion by the Company, the suit was transferred to the Federal District Court in Los Angeles, California, and thereafter SGS amended its complaint to charge infringement of U.S. patents 4,495,513 and 4,712,127. SGS alleges, in substance, that the Company's power MOSFET, power IC and IGBT products infringe the '314 patent, that the Company's IGBT products infringe the '513 patent, and that certain packages for the Company's products (including certain power MOSFET packages) infringe the '127 patent. The complaint, as amended, seeks unspecified actual damages (but no less than an unspecified reasonable royalty) and an injunction restraining further sales of such products. On February 1, 1993, the District Court dismissed SGS's claims for infringement of the '127 and '513 patents for lack of standing and on March 15, 1993, ruled that the SGS '314 patent is unenforceable due to inequitable conduct. SGS appealed these rulings, as well as the order transferring the case to California, to the Court of Appeals for the Federal Circuit. The Company cross-appealed a separate ruling by the District Court denying the Company's motion for summary judgment that the '314 patent is invalid. In July 1994, the Federal Circuit vacated the District Court's grants of summary judgment as to the '513, '127, and '314 patents and affirmed the District Court's denial of the Company's motion for summary judgment of invalidity of the '314 patent. The Federal Circuit ordered, however, that the case should proceed in California. On July 5, 1995, the Court, based on the stipulation of the parties, effectively stayed SGS's claims on its '314 and '127 patents pending the outcome of reexamination of the patentability of the subject matter of those patents by the PTO. These reexamination proceedings are still pending.

    In November and December 1995, the parties presented testimony and evidence to the District Court concerning the interpretation of the claims of the '513 patent; the Court has not yet ruled on the matter.

    The Company has also filed a separate action in the same District Court against SGS and its Italian affiliate, SGS-Thomson Microelectronics, S.r.l., seeking an injunction against infringement of the Company's U.S. patents 5,008,725 and 5,130,767. This action has been essentially stayed pending completion of reexamination of these patents by the PTO (see "Intellectual Property").

    The Company filed another separate action in the same District Court on August 13, 1996, against the same SGS entities charging infringement of its U.S. patent 5,545,955.

    In the Fall of 1995, SGS and SGS-Thomson Microelectronics, S.A. ("SGS-France") commenced an infringement action in Great Britain against the Company and International Rectifier (Great Britain) Limited ("IRGB") based on the European counterpart patent to the '513 patent (European Patent (UK) No. 0,068,546). The Company and IRGB have filed a response denying the material allegations plead by SGS and SGS-France and seek revocation of the foreign counterpart patents at issue. The British action is set for trial in July 1997.

    The Company, its directors, and certain officers have been named as defendants in three class action lawsuits filed in Federal Court in California. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. The complaints generally allege that the Company and the other defendants made materially false statements or omitted to state material facts in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures Due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Although the Company believes that the claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's financial condition and results of operations. Two of these suits also name Kidder, Peabody & Co. Incorporated and Montgomery Securities as defendants. Defendants Kidder, Peabody & Co. and Montgomery Securities have demanded that the Company indemnify them for any liability or expenses, including attorneys fees, that they may incur in connection with this litigation. Those defendant underwriters base that demand on their underwriting agreements with the Company. The Company has agreed to advance the underwriter defendants' attorneys fees pursuant to that indemnity, subject to a reservation of the Company's right to seek reimbursement of those advances.

    No provision for any liability that may result upon adjudication of these matters has been made in the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    Not applicable.

ADDITIONAL ITEM.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers and directors of IR are:

  Eric Lidow             83  Chairman of the Board

  Alexander Lidow        41  Chief Executive Officer; Director

  Derek B. Lidow         43  Chief Executive Officer; Director

  Robert J. Mueller      67  Executive Vice President -- External Affairs
                              and Business Development; Director

  Michael P. McGee       37  Vice President -- Chief Financial Officer

  George Krsek           75  Director

  Jack O. Vance          71  Director

  Rochus E. Vogt         66  Director

  Donald S. Burns        71  Director

  James D. Plummer       51  Director

    Eric Lidow is a founder of the Company, has been a director of the Company since its inception in 1947 and was Chief Executive Officer until March 6, 1995. Mr. Lidow continues as Chairman of the Board and also serves as Chairman of the Company's Executive Committee.

    Alexander Lidow, Ph.D., has been employed by the Company since 1977. He served as the Semiconductor Division's Vice President -- Research and Development since July 1979, was promoted to Semiconductor Division Executive Vice President -- Manufacturing and Technology in March 1985, and became the President of the Electronic Products Division in July 1989. In August 1992, Dr. Lidow was elected Executive Vice President of Operations. He was elected a director in September 1994 and Chief Executive Officer in March 1995. Dr. Lidow is a son of Eric Lidow.

    Derek B. Lidow, Ph.D., has been employed by the Company since 1976. He served as the Semiconductor Division's Vice President -- Operations since March 1980, was promoted to Semiconductor Division Executive Vice President -- Marketing and Administration in March 1985, and became President of the Power Products Division in July 1989. In August 1992, Dr. Lidow was elected Executive Vice President and in July 1993 assumed responsibilities for worldwide sales and marketing. He was elected a director in September 1994 and Chief Executive Officer in March 1995. Dr. Lidow is a son of Eric Lidow.

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

    Jack O. Vance became the Managing Director of Management Research, a management consulting firm, in November 1990. From 1960 through 1989 he was a director of McKinsey & Co., Inc., a management consulting firm. During the years 1973 through 1989 he was also the Managing Director of the firm's Los Angeles office. He has been a director of the Company since 1988 and also serves as Chairman of the Company's Compensation and Stock Option Committee. He is also a director of Vencor Corporation (formerly Hillhaven Corporation), International Technology Corporation, Escorp, The Olson Company, University Restaurant Group, FCG Enterprises, Inc., and Semtech Corporation.

    Rochus E. Vogt, Ph.D., is the R. Stanton Avery Distinguished Service Professor and a Professor of Physics, California Institute of Technology, and acted as Provost from 1983 through 1987. He has been a director of the Company since 1984.

    Donald S. Burns has been Chairman, President and Chief Executive Officer of Prestige Holdings, Ltd., a property management and business consulting firm, since 1978. Mr. Burns was elected a director of the Company in 1993. He is also a director of ESI Corporation and International Technology Corporation.

    James D. Plummer, Ph.D., has been the John M. Fluke Professor of Electrical Engineering, Stanford University, since 1988 and Director of Stanford's Integrated Circuits Laboratory since 1984. Dr. Plummer was elected a director of the Company in September 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

                          PRICE RANGE OF COMMON STOCK
                                  (IN DOLLARS)

                       FIRST QUARTER       SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER
                     ------------------  ------------------  ------------------  ------------------   STOCKHOLDERS AT
FISCAL YEAR           HIGH        LOW     HIGH        LOW     HIGH        LOW     HIGH        LOW        YEAR END
- -------------------- -------    -------  -------    -------  -------    -------  -------    -------   ---------------
1996................  22         16 1/8   25 3/4     19 1/16  24 1/4     16 3/4   26         16 1/8          1,742
1995................  11 1/8      7 9/16  12 1/8      9 5/8   13 1/8     11 5/16  16 11/16   11 5/8          1,771

    The Company's Common Stock is traded on the New York Stock Exchange under the symbol "IRF." Market prices have been retroactively restated to reflect the two-for-one stock split declared on November 20, 1995.

    No dividends have been recently declared or paid. The Company does not intend to pay cash dividends in the foreseeable future as all funds will be used to expand operations. Furthermore, under certain credit agreements, the Company is not permitted to pay any cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data as of June 30, 1996 and 1995 and for the fiscal years ended June 30, 1996, 1995, and 1994 are derived from the audited consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements and notes with respect thereto included herein. The selected consolidated financial data as of June 30, 1994, 1993, and 1992, and for the fiscal years ended June 30, 1993 and 1992 are derived from audited consolidated financial statements of the Company which are not included herein.

                                                                    FISCAL YEARS ENDED JUNE 30,
                                                  ---------------------------------------------------------------
                                                     1996         1995         1994         1993         1992
                                                  -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA
 (IN THOUSANDS EXCEPT PER SHARE DATA) (1)
Revenues........................................  $   576,849  $   429,026  $   328,882  $   281,732  $   265,495
Cost of sales...................................      351,046      278,202      219,944      202,684      186,437
                                                  -----------  -----------  -----------  -----------  -----------
Gross profit....................................      225,803      150,824      108,938       79,048       79,058
Selling and administrative expense..............      102,129       82,328       69,008       62,637       58,771
Research and development expense................       26,967       20,108       16,381       14,083        9,405
                                                  -----------  -----------  -----------  -----------  -----------
Operating profit................................       96,707       48,388       23,549        2,328       10,882
Interest expense, net...........................         (394)        (377)      (3,625)      (2,250)      (1,436)
Other income (expense), net.....................         (383)        (544)      (1,050)      (2,675)       1,066
                                                  -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes...............       95,930       47,467       18,874       (2,597)      10,512
Provision for income taxes......................       29,451        8,069        3,160          436        1,275
                                                  -----------  -----------  -----------  -----------  -----------
Net income (loss)...............................  $    66,479  $    39,398  $    15,714  $    (3,033) $     9,237
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Net income (loss) per share (2).................  $      1.29  $      0.84  $      0.38  $     (0.08) $      0.23
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

Average common and common equivalent shares
 outstanding (2)................................       51,384       47,020       40,856       40,174       40,214
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

                                                                            AT JUNE 30,
                                                  ---------------------------------------------------------------
                                                     1996         1995         1994         1993         1992
                                                  -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA (IN THOUSANDS)
Working capital.................................  $   151,809  $   127,751  $    67,165  $    58,116  $    67,538
Total assets....................................      629,079      496,184      330,574      278,448      285,880
Short-term debt.................................       23,570       25,235       33,310       27,539       27,135
Long-term debt, less current maturities.........       47,994       23,881       26,817       11,810       11,535
Stockholders' equity............................      421,213      345,181      202,943      186,074      191,703

- ------------------------
(1) Certain reclassifications have been made to previously reported amounts to conform with current year presentation.

(2) Adjusted to reflect the two-for-one stock split declared on November 20, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain items included in selected financial data as a percentage of revenues.

                                                                         FISCAL YEARS ENDED
                                                                              JUNE 30,
                                                                   -------------------------------
                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
Revenues.........................................................      100.0%     100.0%     100.0%
Cost of sales....................................................       60.9       64.8       66.9
                                                                   ---------  ---------  ---------
Gross profit.....................................................       39.1       35.2       33.1
Selling and administrative expense...............................       17.7       19.2       21.0
Research and development expense.................................        4.7        4.7        5.0
                                                                   ---------  ---------  ---------
Operating profit.................................................       16.7       11.3        7.1
Interest expense, net............................................       (0.1)      (0.1)      (1.1)
Other expense, net...............................................       (0.1)      (0.1)      (0.3)
                                                                   ---------  ---------  ---------
Income before income taxes.......................................       16.5       11.1        5.7
Provision for income taxes.......................................        5.0        1.9        0.9
                                                                   ---------  ---------  ---------
Net income.......................................................       11.5%       9.2%       4.8%
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

1996 COMPARED WITH 1995

    Revenues for fiscal 1996 increased 34.5% to $576.8 million from $429.0 million in the prior year. The Company's revenue increase reflected continued growing demand for the Company's power MOSFET and related devices which resulted in a 39% increase in revenues from these products. Revenues from the thyristor and rectifier product lines increased 6% from the prior period. Changes in foreign exchange rates negatively impacted revenues by approximately $3.8 million. Revenues for fiscal 1996 also included $16.3 million of net patent royalties compared to $9.7 million in the prior period.

    Gross profit was 39.1% of revenues ($225.8 million) in fiscal 1996 versus 35.2% of revenues ($150.8 million) in fiscal 1995. The increased margin reflected greater manufacturing volume and efficiencies and a greater contribution from new higher margin products.

    In fiscal 1996, selling and administrative expense was 17.7% of revenues ($102.1 million) versus 19.2% of revenues ($82.3 million) in fiscal 1995. The planned increase in absolute dollars was made to support the Company's 34.5% revenue growth and consisted mainly of costs related to additional staffing, higher commission expense, and increased advertising expense.

    In fiscal 1996, the Company's research and development expenditures increased $6.9 million to $27.0 million (4.7% of revenues) from $20.1 million (4.7% of revenues) in the prior period. Research and development activities were focused on the advancement and diversification of the HEXFET product line and expansion of the related IGBT products, the development of High Voltage Control ICs and complementary components that work in combination with HEXFETs and IGBTs to improve system performance.

    Net interest expense and net other expense were essentially unchanged in fiscal 1996 from fiscal 1995.

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

SEASONALITY

    The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 46% of annual revenues in the first half and 54% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company maintained cash and cash equivalent balances of $35.8 million and $18.0 million of short-term investments. Cash in excess of operating requirements is maintained in the United States. In addition, the Company had established $71.0 million of domestic and foreign revolving lines of credit, against which $13.3 million had been borrowed. Based on covenant and collateral limitations, the Company had an additional $49.5 million available for borrowing against these lines at June 30, 1996. The Company also had available $65.0 million of bank term loan facilities and $22.5 million of credit lines for capital equipment. At June 30, 1996, the Company had made purchase commitments for capital equipment of approximately $42.9 million.

    During fiscal 1997, the Company plans to spend approximately $120 million on capital expenditures for the continuing expansion of its global wafer fabrication and assembly capacity. The Company intends to fund these capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations, and as needed, from funds available from revolving credit, term loan and equipment financing facilities. The Company may also consider the use of funds from other external sources including, but not limited to, public or private offerings of debt or equity. The Company believes that its existing manufacturing capacity is adequate to respond to anticipated increases in customer requirements and that planned capital expenditures of $120 million in fiscal 1997 are consistent with the Company's view of market needs over the next couple of years.

    Although the Company believes that the class action lawsuits brought against the Company and its Board of Directors (see "Legal Proceedings") are without merit, the ultimate outcome thereof cannot be presently determined. Accordingly, the Company has not made any provision for any liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity, see "Business -- Environmental Matters."

FOREIGN CURRENCY TRANSACTIONS

    Due to the global nature of its operations, the Company is subject to the effect of international currency fluctuations. In fiscal year 1996, over 50% of the Company's revenues were derived from sales in foreign markets. In the years ended June 30, 1996, 1995, and 1994, the Company recognized net foreign currency transaction gains of $126,000, $347,000, and $376,000, respectively.

    The Company manages potential foreign currency exposure by entering into forward contracts and currency options. These contracts are not speculative in nature, as the resulting gains or losses will offset any losses or gains on the underlying hedged transactions.

INCOME TAXES

    Reflecting benefits derived from the utilization of state and foreign tax credits and a foreign sales corporation, the Company's effective tax rate in fiscal 1996 was approximately 30.7%. Partially offsetting these benefits was the effect of higher statutory tax rates in certain foreign jurisdictions. The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates of approximately 17.0% and 16.7% in fiscal years 1995 and 1994, respectively, was attributable mainly to the utilization of U.S. federal income tax net operating loss carryovers, which were fully utilized in fiscal 1995.

SHAREHOLDER RIGHTS PLAN

    On August 2, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") under which preferred stock purchase rights (the "Rights") will be granted for each outstanding share of the Company's common stock held at the close of business on August 14, 1996. The Plan is intended to ensure fair and equitable treatment for all shareholders in the event of unsolicited attempts to acquire the Company.

    The Rights will become exercisable ten days after a person or group (the "Acquiror") has acquired beneficial ownership of 20% or more of the Company's common stock other than pursuant to a qualified offer, or announces or commences a tender offer or exchange offer that could result in the acquisition of beneficial ownership of 20% or more. Once exercisable, each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $135, subject to adjustment to prevent dilution. If the Acquiror acquires 20% or more of the Company's common stock, each Right (except those held by the Acquiror) entitles the holder to purchase either the Company's stock or stock in the merged entity at half of market value. The Rights have no voting power, expire on August 14, 2006, and may be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that 20% or more of the Company's shares have been acquired by the Acquiror.

    For additional information, refer to the Company's reports to the Securities and Exchange Commission on Forms 8-K and 8-A filed on August 20, 1996 and August 21, 1996, respectively.

CURRENT MARKET CONDITIONS

    Subsequent to year-end, the Company noted aggressive efforts by distributors (which accounted for approximately 30% of the Company's revenues in fiscal 1996) to reduce inventory levels, including order cancellations and a slow-down in new order input, which have cut deeply into the Company's backlog. Furthermore, competitive price moves have resulted in a 10% to 15% decrease in average prices on approximately one-third of the Company's business. Due to the inventory correction and price pressures, the Company expects revenues in the first quarter of fiscal 1997 of between $115 million to $125 million. The reduced level of shipments will result in a lower gross margin percentage and a higher level of operating expenses as a percentage of revenues. The Company anticipates that the inventory correction should be largely completed by the end of December 1996. In addition, the Company believes the competitive pressure may result in lower prices on a significant portion of its business.

    The Company is deferring non-critical hiring and expenditures until a decisive improvement in business conditions is seen.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This Form 10-K Report contains statements which are not historical facts but are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and that can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, capacity installed might be under-utilized, capital spending may be slowed, and Company performance may be negatively impacted. Other risks and uncertainties which could negatively impact Company results include: risk of nonpayment of accounts receivable; risk of inventory obsolescence due to shifts in market demand; push-out of delivery dates and product returns; acceptance of new products and price pressures; market acceptance of rival products; risks associated with foreign operations and foreign currency fluctuations; litigation involving intellectual property; environmental matters; shareholder lawsuits; and business and general economic conditions in major markets around the world.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.........................................   18

Financial Statements

  Consolidated Statement of Operations for the Fiscal Years Ended June 30,
   1996, 1995, and 1994...................................................   19

  Consolidated Balance Sheet as of June 30, 1996 and 1995.................   20

  Consolidated Statement of Stockholders' Equity for the Fiscal Years
   Ended June 30, 1996, 1995, and 1994....................................   21

  Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30,
   1996, 1995, and 1994...................................................   22

  Notes to Consolidated Financial Statements..............................   23

Supporting Financial Statement Schedule:

SCHEDULE NO.                                                                PAGE
- ------------                                                                ----
       II     Valuation and Qualifying Accounts and Reserves for the
               Fiscal Years Ended June 30, 1996, 1995, and 1994...........  F-1

    Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
International Rectifier Corporation

    We have audited the accompanying consolidated financial statements and the financial statement schedule of International Rectifier Corporation and Subsidiaries as of June 30, 1996 and 1995, and for the fiscal years ended June 30, 1996, 1995, and 1994 as listed on the index on page 17 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the fiscal years ended June 30, 1996, 1995, and 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Los Angeles, California
July 18, 1996

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                1996         1995         1994
                                                                             -----------  -----------  -----------
Revenues...................................................................  $   576,849  $   429,026  $   328,882
Cost of sales..............................................................      351,046      278,202      219,944
                                                                             -----------  -----------  -----------
  Gross profit.............................................................      225,803      150,824      108,938
Selling and administrative expense.........................................      102,129       82,328       69,008
Research and development expense...........................................       26,967       20,108       16,381
                                                                             -----------  -----------  -----------
  Operating profit.........................................................       96,707       48,388       23,549
Other income (expense):
  Interest, net............................................................         (394)        (377)      (3,625)
  Other, net...............................................................         (383)        (544)      (1,050)
                                                                             -----------  -----------  -----------
Income before income taxes.................................................       95,930       47,467       18,874
Provision for income taxes (Note 5)........................................       29,451        8,069        3,160
                                                                             -----------  -----------  -----------
Net income.................................................................  $    66,479  $    39,398  $    15,714
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income per share (Note 1)..............................................  $      1.29  $      0.84  $      0.38
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Average common and common equivalent shares outstanding (Note 1)...........       51,384       47,020       40,856
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN 000'S EXCEPT SHARE AMOUNTS)
                                     ASSETS

                                                                                           JUNE 30,     JUNE 30,
                                                                                             1996         1995
                                                                                          -----------  -----------
Current assets:
  Cash and cash equivalents.............................................................  $    35,760  $    50,820
  Short-term investments................................................................       18,000        3,000
  Trade accounts receivable, less allowance for doubtful accounts ($1,014 in 1996 and
   $901 in 1995)........................................................................      126,341       94,095
  Inventories...........................................................................       82,852       73,155
  Deferred income taxes (Note 5)........................................................        9,801       10,630
  Prepaid expenses......................................................................        3,772        2,112
                                                                                          -----------  -----------
    Total current assets................................................................      276,526      233,812
Property, plant, and equipment, at cost, less accumulated depreciation ($160,167 in 1996
 and $130,480 in 1995)..................................................................      327,978      245,218
Other assets............................................................................       24,575       17,154
                                                                                          -----------  -----------
    Total assets........................................................................  $   629,079  $   496,184
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans (Note 2)...................................................................  $    13,302  $    17,250
  Long-term debt, due within one year (Note 2)..........................................       10,268        7,985
  Accounts payable......................................................................       67,908       53,771
  Accrued salaries, wages, and commissions..............................................       13,953       11,517
  Other accrued expenses................................................................       19,286       15,538
                                                                                          -----------  -----------
    Total current liabilities...........................................................      124,717      106,061
Long-term debt, less current maturities (Note 2)........................................       47,994       23,881
Other long-term liabilities.............................................................       15,999       10,986
Deferred income taxes (Note 5)..........................................................       19,156       10,075

Commitments and contingencies (Notes 7, 8, 9, 10, and 11)

Stockholders' equity (Notes 1 and 3):
  Common shares, $1 par value, authorized: 60,000,000; issued and outstanding:
   50,821,277 shares in 1996 and 50,360,018 shares in 1995..............................       50,821       50,360
  Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in
   1996 and 1995........................................................................      --           --
  Capital contributed in excess of par value of shares..................................      249,388      240,146
  Retained earnings.....................................................................      125,377       58,898
  Cumulative translation adjustments....................................................       (4,373)      (4,223)
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      421,213      345,181
                                                                                          -----------  -----------
    Total liabilities and stockholders' equity..........................................  $   629,079  $   496,184
                                                                                          -----------  -----------
                                                                                          -----------  -----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                                CAPITAL
                                                              CONTRIBUTED
                                                               IN EXCESS
                                                                  OF
                                                    COMMON     PAR VALUE                CUMULATIVE
                                                    SHARES     OF SHARES    RETAINED    TRANSLATION
                                                   (NOTE 1)    (NOTE 1)     EARNINGS    ADJUSTMENTS     TOTAL
                                                   ---------  -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 1993...........................  $  40,468   $ 146,914   $     3,786   $  (5,094)  $   186,074
Issuance of common shares:
  98,820 -- exercise of stock options............         99         226       --           --               325
  138,130 -- stock purchase plan.................        138         585       --           --               723
Net income for the year ended June 30, 1994......     --          --            15,714      --            15,714
Cumulative translation adjustments...............     --          --           --              107           107
                                                   ---------  -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 1994...........................     40,705     147,725        19,500      (4,987)      202,943
Issuance of common shares:
  417,400 -- exercise of stock options...........        417       1,351       --           --             1,768
  148,064 -- stock purchase plan.................        148         767       --           --               915
  9,090,000 -- stock offering....................      9,090      88,008       --           --            97,098
Tax benefits from exercise of stock options and
 stock purchase plan.............................     --           2,295       --           --             2,295
Net income for the year ended June 30, 1995......     --          --            39,398      --            39,398
Cumulative translation adjustments...............     --          --           --              764           764
                                                   ---------  -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 1995...........................     50,360     240,146        58,898      (4,223)      345,181
Issuance of common shares:
  339,090 -- exercise of stock options...........        339       3,073       --           --             3,412
  122,169 -- stock purchase plan.................        122       1,339       --           --             1,461
Tax benefits from exercise of stock options and
 stock purchase plan.............................     --           1,305       --           --             1,305
Tax benefits from exercise of warrants (Note
 3)..............................................     --           3,525       --           --             3,525
Net income for the year ended June 30, 1996......     --          --            66,479      --            66,479
Cumulative translation adjustments...............     --          --           --             (150)         (150)
                                                   ---------  -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 1996...........................  $  50,821   $ 249,388   $   125,377   $  (4,373)  $   421,213
                                                   ---------  -----------  -----------  -----------  -----------
                                                   ---------  -----------  -----------  -----------  -----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN 000'S)

                                                                                FISCAL YEARS ENDED JUNE 30,
                                                                           --------------------------------------
                                                                               1996          1995         1994
                                                                           ------------  ------------  ----------
Cash flow from operating activities:
  Net income.............................................................  $     66,479  $     39,398  $   15,714
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization........................................        30,144        23,444      18,018
    Deferred income......................................................         1,594          (524)       (203)
    Deferred income taxes................................................        13,420        (1,178)        272
    Deferred compensation................................................         3,015         1,471       1,473
  Change in working capital (Note 1).....................................       (27,078)        3,707      (9,109)
                                                                           ------------  ------------  ----------
Net cash provided by operating activities................................        87,574        66,318      26,165
                                                                           ------------  ------------  ----------
Cash flow from investing activities:
  Additions to property, plant, and equipment............................      (112,275)     (106,902)    (24,686)
  Purchase of short-term investments.....................................       (68,821)      (57,581)     --
  Proceeds from sale of short-term investments...........................        53,821        54,581      --
  Investment in other noncurrent assets..................................        (8,741)       (3,615)     (4,979)
                                                                           ------------  ------------  ----------
Net cash used in investing activities....................................      (136,016)     (113,517)    (29,665)
                                                                           ------------  ------------  ----------
Cash flow from financing activities:
  Proceeds from issuance of (payments on) short-term bank debt, net......        (2,904)      (11,542)      2,623
  Proceeds from issuance of long-term debt...............................        36,495         9,435      10,326
  Payments on long-term debt and obligations under capital leases........        (9,010)      (11,302)     (5,809)
  Net proceeds from issuance of common stock.............................         6,178        99,781       1,048
  Other..................................................................         3,523        (1,979)       (125)
                                                                           ------------  ------------  ----------
Net cash provided by financing activities................................        34,282        84,393       8,063
                                                                           ------------  ------------  ----------
Effect of exchange rate changes on cash and cash equivalents.............          (900)          575         (57)
                                                                           ------------  ------------  ----------
Net increase (decrease) in cash and cash equivalents.....................       (15,060)       37,769       4,506
Cash and cash equivalents beginning of year..............................        50,820        13,051       8,545
                                                                           ------------  ------------  ----------
Cash and cash equivalents end of year....................................  $     35,760  $     50,820  $   13,051
                                                                           ------------  ------------  ----------
                                                                           ------------  ------------  ----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    International Rectifier Corporation ("IR" or the "Company") designs, manufactures, and markets power semiconductors which switch or condition electricity at relatively high voltage and current levels. The Company's products are used in major market sectors including automobiles, computer/ peripherals, office equipment, consumer electronics, lighting, communications, and industrial.

    IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which are located in Europe, Mexico, Canada, the Far East, and South East Asia. All material intercompany transactions have been eliminated.

    FISCAL YEAR

    Fiscal years 1996, 1995, and 1994 consist of 52 weeks ending June 30, July 2, and July 3, respectively. For convenience, all references herein to fiscal years are to fiscal years ended June 30.

    REVENUE RECOGNITION

    The Company recognizes revenues from product sales to all customers, including distributors, at the time of shipment.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheet have been translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Unrealized translation adjustments do not affect the results of operations and are reported as a separate component of stockholders' equity. In fiscal 1996, 1995, and 1994, the Company recognized foreign currency transaction gains of $126,000, $347,000, and $376,000, respectively.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

    ADVERTISING

    The Company reports the costs of all advertising as expenses in the periods in which those costs are incurred. The Company shares portions of certain distributors' advertising expenses through cooperative advertising arrangements.

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

    U.S. income taxes have not been provided on approximately $24,236,000 of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK SPLIT

    On November 20, 1995, the Board of Directors declared a two-for-one split of the Company's common stock. Shares were distributed on December 22, 1995 to stockholders of record on December 1, 1995. Stockholders' equity has been retroactively restated for all periods presented by reclassifying from capital contributed in excess of par value of shares to common shares the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and market prices of the Company's common stock have been restated to reflect the split.

    EARNINGS PER SHARE

    Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 807,679, 486,112, and 225,400 were utilized in the computation of earnings per share in 1996, 1995, and 1994 respectively.

    STATEMENT OF CASH FLOWS

    The Company invests excess cash from operations in investment grade money market instruments. The Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents. Components in the change in working capital for the fiscal years ended June 30, 1996, 1995, and 1994 were comprised of the following (000's):

                                             1996        1995        1994
                                          ----------  ----------  ----------
Trade accounts receivable, net..........  $  (35,760) $  (23,938) $  (11,701)
Inventories.............................      (9,890)        613     (10,427)
Prepaid expenses........................      (1,713)        737      (1,031)
Accounts payable........................      13,838      16,787       9,123
Accrued salaries, wages, and
 commissions............................       2,288       1,277         918
Other accrued expenses..................       4,159       8,231       4,009
                                          ----------  ----------  ----------
                                          $  (27,078) $    3,707  $   (9,109)
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

    Supplemental disclosures of cash flow information (000's):

                                            1996       1995       1994
                                          ---------  ---------  ---------
Cash paid during the year for:
  Interest..............................  $   4,489  $   4,578  $   3,612
  Income taxes..........................     15,760      3,879        802
Interest capitalized....................      1,371      2,164        453

Non cash financing activity:
  Assets acquired through capital
   leases...............................     --            792     12,675

    Included in assets acquired through capital leases in 1994 is $7.2 million in existing operating leases that were renegotiated to capital leases.

    SHORT-TERM INVESTMENTS

    The Company's short-term investments consist of investment grade money market instruments. All of the Company's investments have original maturities of less than one year. In accordance with the criteria established by Statement of Financial Accounting Standard No. 115, "Accounting for

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Certain Investments in Debt and Equity Securities," all investments have been classified as "available-for-sale." The Company utilizes the specific identification method for determining the cost of the investments. At June 30, 1996 and 1995 the cost of the investments approximates the market value.

    INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at June 30, 1996 and 1995 were comprised of the following (000's):

                                            1996       1995
                                          ---------  ---------
Raw materials...........................  $  20,203  $  19,974
Work-in-process.........................     40,895     32,967
Finished goods..........................     21,754     20,214
                                          ---------  ---------
                                          $  82,852  $  73,155
                                          ---------  ---------
                                          ---------  ---------

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, or the units of production method based upon the estimated output of the equipment. Depreciation expense for the fiscal years ended June 30, 1996, 1995, and 1994 was $28,958,000, $21,819,000, and
$15,880,000, respectively. Property, plant, and equipment at June 30, 1996 and 1995 were comprised of the following (000's):

                                              1996          1995
                                          ------------  ------------
Buildings and improvements..............  $     75,863  $     73,027
Equipment...............................       331,712       210,934
Construction in progress................        72,595        84,318
Less accumulated depreciation...........      (160,167)     (130,480)
                                          ------------  ------------
                                               320,003       237,799
Land....................................         7,975         7,419
                                          ------------  ------------
                                          $    327,978  $    245,218
                                          ------------  ------------
                                          ------------  ------------

    Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant, and equipment at June 30, 1996 and 1995 were as follows (000's):

                                             1996        1995
                                          ----------  ----------
Equipment...............................  $   59,458  $   62,751
Less accumulated depreciation...........     (40,744)    (38,980)
                                          ----------  ----------
                                          $   18,714  $   23,771
                                          ----------  ----------
                                          ----------  ----------

    Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 1996, 1995, and 1994, repairs and maintenance costs were $16,620,000, $11,977,000, and $8,144,000, respectively.

    INTANGIBLE ASSETS

    Patent and related costs are amortized using the straight-line method over the life of the related patent portfolio.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CONCENTRATION OF RISK

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

    FINANCIAL INSTRUMENTS

    The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company enters into forward foreign contracts and foreign currency options to hedge certain foreign currency denominated receivables and payables from its foreign subsidiaries. The related gains and losses on these contracts are included in "Other income (expense)." The Company does not hold or issue financial instruments for trading purposes.

    Forward contracts outstanding at June 30, 1996 had maturities of less than three months and were denominated in Japanese Yen, British Pound Sterling, and French Francs. Counterparties to the transactions were large financial institutions. At June 30, 1996, the Company had $22.6 million outstanding in forward contracts and had no outstanding foreign currency options.

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement will be effective for the Company's year ending June 30, 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable by using the future undiscounted cash flows expected from the use of the eventual disposition of the asset. Management anticipates implementing SFAS No. 121 effective July 1, 1996 and believes implementation will not have a material impact on the Company's financial position, results of operations, or cash flows.

    In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company's year ending June 30, 1997. SFAS No. 123 provides alternative accounting treatment to Accounting Principles Board Opinion No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting measurement requirements of SFAS No. 123. The Company does not intend to adopt the accounting measurement requirements of SFAS No. 123 for stock options granted to employees and therefore in future years will provide the required additional disclosures in the notes to the consolidated financial statements.

    RECLASSIFICATION

    Certain reclassifications have been made to previously reported amounts to conform with the current year presentation.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  BANK LOANS AND LONG-TERM DEBT
    In February 1996, the Company renewed and modified its existing $5 million unsecured credit facility from Sanwa Bank California. The expiration date was extended to October 31, 1997, and the interest rate for loans drawn under this facility was reduced to the bank's cost of funds plus 0.75%, or LIBOR plus 0.75%. In May 1996, the Company extended and modified its existing $25 million unsecured credit facility with Wells Fargo Bank, N.A. The expiration date was extended to October 30, 2000, and the interest rate for loans drawn under this facility was reduced to LIBOR plus 0.75%. In June 1996, the Company renewed its $10 million unsecured credit facility with Nationsbank of Texas, N.A. The expiration date of this facility was extended to June 5, 1997 and the interest rate for loans drawn under this facility was reduced to LIBOR plus 0.75%. These facilities all contain the same financial covenants and ratios which affect the availability of funds and prohibit the Company from paying cash dividends. As of June 30, 1996, no borrowings were outstanding under these three facilities.

    The Company has an additional $31.0 million of revolving credit facilities at foreign locations. The interest rates on borrowings from these facilities range from 1.5% to 10.75% at June 30, 1996. Under the terms of the agreements, the availability of funds is affected by various financial covenants and collateral requirements. At June 30, 1996, $13.3 million was outstanding under these foreign facilities, and the weighted average interest rate was 5.29%.

    Based on covenant and collateral limitations under the above revolving credit facilities, the Company had an additional $49.5 million available for borrowing at June 30, 1996.

    In February 1996, the Company modified its unsecured term loan facility for $25 million with Sanwa Bank California ("Sanwa Term Facility"). The size of this facility was reduced to $19.7 million and the interest rate for loans drawn under this facility was reduced to LIBOR plus 0.75%. Principal repayments on loans under the Sanwa Term Facility are required to be made in equal quarterly installments from March 1998 through December 2001. This facility contains the same financial covenants and ratios as contained in the three unsecured revolving credit facilities mentioned above. At June 30, 1996, there was $19.7 million outstanding under this facility.

    In March 1996, the Company entered into a second unsecured term loan facility for $25 million with Sanwa Bank California ("Sanwa Term Facility #2"). Under this facility, the Company may draw up to $25 million prior to December 31, 1996. Interest rates for loans drawn under this facility are at prime, or LIBOR plus 0.75%, or the bank's cost of funds plus 0.75% (at the Company's option). Principal repayments on loans under the Sanwa Term Facility #2 are required to be made in equal quarterly installments from March 1999 through December 2002. This facility contains the same financial covenants and ratios as contained in the three unsecured revolving credit facilities mentioned above. At June 30, 1996, no borrowings were outstanding under this facility.

    In June 1996, the Company entered into an unsecured term loan facility for $20 million with Sumitomo Trust & Banking Co., Ltd., Los Angeles Agency ("Sumitomo Facility") and a separate unsecured term loan facility for $20 million with Banque Nationale de Paris, Los Angeles Branch ("BNP Facility"). From each of these facilities, the Company may draw up to $20 million prior to June 30, 1997. Interest rates for loans drawn under the Sumitomo Facility are at LIBOR plus 0.65%, and interest rates for loans drawn under the BNP Facility are at LIBOR plus 0.55%. Principal repayments on loans under the Sumitomo Facility are required to be made in equal semi-annual installments from December 1998 through June 2001. Principal repayments on loans under the BNP Facility are required to be made in equal quarterly installments from September 1998 through June 2001. These facilities contain the same financial covenants and ratios as contained in the three unsecured revolving credit facilities mentioned above. At June 30, 1996, no borrowings were outstanding under these facilities.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  BANK LOANS AND LONG-TERM DEBT (CONTINUED)
    In December 1995, the Company modified and extended its secured credit facility with NationsBanc Leasing Corporation of North Carolina. The Company has available $22.5 million for capital equipment, which may be drawn down prior to December 28, 1996. This facility contains no financial covenants.

    The following is a summary of the Company's long-term debt and other loans at June 30, 1996 and 1995 (000's):

                                                                                               1996       1995
                                                                                            ----------  ---------
Capitalized lease obligations payable in varying monthly installments primarily at rates
 from 6.0% to 12.6%.......................................................................  $    9,285  $  13,221
Domestic bank loans collateralized by equipment, payable in varying monthly
 installments at rates from 6.6% to 8.7%, due in 1998 through 2000........................      17,199      8,337
Domestic unsecured bank loans payable in varying monthly installments at rates from 6.2%
 to 6.3%, due in 2001.....................................................................      19,700     --
Foreign bank loans collateralized by property and/or equipment, payable in varying monthly
 installments at rates from 8.0% to 10.8%, due in 1997 through 2000.......................       4,743      3,894
Foreign unsecured bank loans payable in varying monthly installments at rates from 2.6% to
 8.4%, due in 1998 through 2006...........................................................       7,335      6,414
                                                                                            ----------  ---------
                                                                                                58,262     31,866
Less current portion of long-term debt....................................................     (10,268)    (7,985)
                                                                                            ----------  ---------
                                                                                            $   47,994  $  23,881
                                                                                            ----------  ---------
                                                                                            ----------  ---------

    Principal payments on long-term debt are as follows: 1998 $13,657,000; 1999 $13,833,000; 2000 $10,451,000; 2001 $6,912,000; and $3,141,000 thereafter.

    During fiscal years 1996, 1995, and 1994, the Company incurred interest expense of $4,851,000, $5,098,000, and $4,186,000, respectively.

    In accordance with Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments," the fair values of the Company's long-term debt has been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's loans approximate their fair values.

3.  CAPITAL STOCK

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has an employee stock purchase plan. Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value. In November 1993, the stock purchase plan was amended to cover an additional 2,000,000 shares. During fiscal 1996 and 1995, 122,169 and 148,064 shares were purchased at an aggregate purchase price of $1,461,000 and $915,000, respectively. Shares authorized under this plan that remained unissued were 1,839,731 and 1,961,942 at June 30, 1996 and 1995, respectively.

    STOCK OPTION PLANS

    The Company has two stock option plans, the 1984 and 1992 plans, as amended. Under these plans, options to purchase shares of the Company's common stock are issued to key employees as well as members of the Company's Board of Directors. Options are issued at 100% of the fair value of the Company's common stock at the date of grant and become exercisable in annual installments of 20%,

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  CAPITAL STOCK (CONTINUED)
beginning on the first anniversary date. The 1984 plan has expired. Exercisable options outstanding under the 1984 plan expire between August 1996 and June 1999. The 1992 plan provides for an increase in shares available for grant under the plan by 1.5% of total common stock outstanding on January 1 of each year. On January 1, 1996, 1995, and 1994, 757,165, 748,422, and 609,006 shares, respectively, were added to the plan. During fiscal year 1996, 400 shares expired under the 1984 plan.

    A summary of the status of options under the 1992 and 1984 plans is as follows:

                                             SHARES         PRICE RANGE
                                          -------------  ------------------
Outstanding, June 30, 1993..............      1,027,620     $2.00 to $10.81
  Options granted.......................        480,000        5.50 to 8.50
  Options exercised.....................        (98,820)       2.00 to 7.69
  Options expired or canceled...........        (46,400)      2.88 to 10.81
                                          -------------

Outstanding, June 30, 1994..............      1,362,400       2.25 to 10.81
  Options granted.......................        676,200       9.31 to 15.94
  Options exercised.....................       (417,400)      2.25 to 10.81
  Options expired or canceled...........        (16,800)      2.25 to 10.81
                                          -------------

Outstanding, June 30, 1995..............      1,604,400       2.94 to 15.94
  Options granted.......................        581,825      16.75 to 23.81
  Options exercised.....................       (339,090)      2.94 to 15.94
  Options expired or canceled...........         (7,200)      6.00 to 23.81
                                          -------------

Outstanding, June 30, 1996 at an average
 price of $12.75........................      1,839,935     $4.00 to $23.81
                                          -------------
                                          -------------

    The following table summarizes the options exercisable:

                                           SHARES       PRICE RANGE
                                          ---------  ------------------
June 30, 1996...........................    379,230     $4.00 to $15.94
June 30, 1995...........................    379,280      3.75 to  10.81
June 30, 1994...........................    528,240      2.25 to  10.81

    Additional information relating to the 1992 and 1984 plans at June 30, 1996, 1995, and 1994 is as follows:

                                             1996         1995         1994
                                          -----------  -----------  -----------
Options available for grant.............      955,290      773,150      700,428
Total reserved common stock shares for
 stock option plans.....................    2,795,225    2,377,550    2,062,828

    WARRANTS

    In connection with an April 24, 1991 public offering of the Company's common stock, 700,000 warrants previously issued by the Company were exercised and sold as part of the total shares offered. The difference between the exercise price of the warrants and the public offering price of the stock was treated as expense to the Company for federal and state income tax purposes. In fiscal year 1996, the income tax benefit of approximately $3,525,000 relating to the exercise of the warrants was credited to capital contributed in excess of par value.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  CAPITAL STOCK (CONTINUED)
    SHAREHOLDER RIGHTS PLAN (UNAUDITED)

    On August 2, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") under which preferred stock purchase rights (the "Rights") will be granted for each outstanding share of the Company's common stock held at the close of business on August 14, 1996. The Plan is intended to ensure fair and equitable treatment for all shareholders in the event of unsolicited attempts to acquire the Company.

    The Rights will become exercisable ten days after a person or group (the "Acquiror") has acquired beneficial ownership of 20% or more of the Company's common stock other than pursuant to a qualified offer, or announces or commences a tender offer or exchange offer that could result in the acquisition of beneficial ownership of 20% or more. Once exercisable, each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $135, subject to adjustment to prevent dilution. If the Acquiror acquires 20% or more of the Company's common stock, each Right (except those held by the Acquiror) entitles the holder to purchase either the Company's stock or stock in the merged entity at half of market value. The Rights have no voting power, expire on August 14, 2006, and may be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that 20% or more of the Company's shares have been acquired by the Acquiror.

    For additional information, refer to the Company's reports to the Securities and Exchange Commission on Forms 8-K and 8-A filed on August 20, 1996 and August 21, 1996, respectively.

4.  GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS
    The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Revenues from unaffiliated customers is based on the location of the customer. Geographic segment information, including sales and transfers between geographic areas, for the fiscal years ended June 30, 1996, 1995, and 1994 is presented below (000's):

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Revenues from Unaffiliated Customers
  United States.........................................................  $    266,514  $    196,520  $    154,684
  Europe................................................................       158,853       122,391        87,245
  Other.................................................................       151,482       110,115        86,953
                                                                          ------------  ------------  ------------
    Total...............................................................  $    576,849  $    429,026  $    328,882
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Transfers between Geographic Areas
  United States.........................................................  $     60,694  $     47,196  $     36,261
  Europe................................................................       134,395        82,439        59,119
  Other.................................................................        97,238        69,418        52,759
                                                                          ------------  ------------  ------------
    Total...............................................................  $    292,327  $    199,053  $    148,139
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Total Revenues
  United States.........................................................  $    327,208  $    243,716  $    190,945
  Europe................................................................       293,248       204,830       146,364
  Other.................................................................       248,720       179,533       139,712
  Intersegment eliminations.............................................      (292,327)     (199,053)     (148,139)
                                                                          ------------  ------------  ------------
    Total...............................................................  $    576,849  $    429,026  $    328,882
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS (CONTINUED)

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Operating Profit
  United States.........................................................  $     82,276  $     38,924  $     18,173
  Europe................................................................         6,704         7,428         4,710
  Other.................................................................         7,727         2,036           666
                                                                          ------------  ------------  ------------
    Total...............................................................  $     96,707  $     48,388  $     23,549
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Identifiable Assets
  United States (1).....................................................  $    362,497  $    269,737  $    189,591
  Europe................................................................       123,994        93,517        74,533
  Other.................................................................        43,327        35,765        28,696
                                                                          ------------  ------------  ------------
    Total...............................................................  $    529,818  $    399,019  $    292,820
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
U.S. Export Sales to Unaffiliated Customers by Destination of Sale
  Europe................................................................  $     19,863  $      9,231  $      4,362
  Asia..................................................................        24,762        18,026        20,094
  Other.................................................................         2,830         3,345         4,829
                                                                          ------------  ------------  ------------
    Total...............................................................  $     47,455  $     30,602  $     29,285
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

- ------------------------
(1) Excluding general corporate assets.

5.  INCOME TAXES
    The major components of the net deferred tax asset (liability) as of June 30, 1996 and 1995 are as follows (000's):

                                                       1996        1995
                                                    ----------  ----------
Deferred tax liabilities:
  Depreciation....................................  $  (22,638) $  (10,446)
  Effect of state taxes...........................      (1,415)       (502)
  Other...........................................        (435)     --
                                                    ----------  ----------
  Total deferred tax liabilities..................     (24,488)    (10,948)
                                                    ----------  ----------

Deferred tax assets:
  Reserves for books, not deducted................      10,334       5,431
  Credit carryovers...............................       3,844       5,894
  Other...........................................         955         178
                                                    ----------  ----------
  Total deferred tax assets.......................      15,133      11,503
                                                    ----------  ----------
Net deferred tax asset (liability)................  $   (9,355) $      555
                                                    ----------  ----------
                                                    ----------  ----------

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INCOME TAXES (CONTINUED)
    Income before income taxes for the fiscal years ended June 30, 1996, 1995, and 1994 is as follows (000's):

                                            1996       1995       1994
                                          ---------  ---------  ---------
Operations:
  Domestic..............................  $  86,231  $  39,719  $  15,626
  Foreign...............................      9,699      7,748      3,248
                                          ---------  ---------  ---------
                                          $  95,930  $  47,467  $  18,874
                                          ---------  ---------  ---------
                                          ---------  ---------  ---------

    The provision (benefit) for income taxes for the fiscal years ended June 30, 1996, 1995, and 1994 consists of (000's):

                                            1996       1995       1994
                                          ---------  ---------  ---------
Current income taxes:
  Domestic..............................  $  16,948  $   6,356  $   1,539
  Foreign...............................      2,593      2,874      1,331
                                          ---------  ---------  ---------
                                             19,541      9,230      2,870
                                          ---------  ---------  ---------
Deferred income taxes:
  Domestic..............................      8,695     (1,458)    --
  Foreign...............................      1,215        297        290
                                          ---------  ---------  ---------
                                              9,910     (1,161)       290
                                          ---------  ---------  ---------
Total provision.........................  $  29,451  $   8,069  $   3,160
                                          ---------  ---------  ---------
                                          ---------  ---------  ---------

    Deferred taxes result primarily from temporary differences relating to depreciation, financial statement reserves, and state taxes.

    The Company's effective tax rate on pretax income differs from the U.S. Federal Statutory tax rate for the fiscal years ended June 30, 1996, 1995, and 1994 as follows:

                                                      1996       1995       1994
                                                    ---------  ---------  ---------
Statutory tax rate................................       35.0%      35.0%      35.0%
Change in valuation allowance.....................     --          (21.7)     (24.8)
Foreign tax differential..........................        1.4        1.8        2.6
Foreign tax credit benefit........................       (2.0)      (1.8)    --
Foreign sales corporation benefit.................       (0.8)    --         --
State taxes, net of federal tax benefit...........       (1.2)       1.0        1.5
Other tax credits.................................     --           (1.2)    --
Other, net........................................       (1.7)       3.9        2.4
                                                          ---  ---------  ---------
                                                         30.7%      17.0%      16.7%
                                                          ---  ---------  ---------
                                                          ---  ---------  ---------

    During fiscal 1996, the Company fully utilized its $4.9 million of U.S. federal income tax credit carryovers. At June 30, 1996, the Company has approximately $3.8 million of state tax credits which expire in 2002.

6.  PROFIT SHARING AND RETIREMENT PLANS
    The Company has established defined contribution plans for all eligible employees. The Profit Sharing and Retirement Plan provided for contributions by the Company in such amounts as the Board of Directors determined annually. Effective November 1, 1995, the Company elected to terminate its Profit Sharing and Retirement Plan in order to focus on improvements in its voluntary

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  PROFIT SHARING AND RETIREMENT PLANS (CONTINUED)
Retirement Savings Plan (401K). Employees and former employees not fully vested at time of the plan termination became 100% vested and were given various distribution options as defined by ERISA. Under the established Retirement Savings Plan (401K), the Company made an annual contribution for each participating employee of up to $1,200 in fiscal year 1996 and up to $600 in fiscal years 1995 and 1994. Combined plan contributions by the Company totaled $1,021,000, $1,027,000, and $841,000 for fiscal years 1996, 1995, and 1994, respectively.

7.  ENVIRONMENTAL MATTERS
    Federal, state, and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemical, and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), its former pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (the "OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under CERCLA. The lawsuit against the Company, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. In June 1995, the Company was named among others as a party defendant in Federal Court apparently in connection with a third consent decree with respect to the OII Site. The Company received a letter (dated July 25, 1995) from the U.S. Department of Justice offering to settle claims against Rachelle relating to the first three elements of clean-up work at the OII Site for the sum of $4,953,148 (the final remedy assessment has not yet been made). This settlement offer expired by its terms on September 1, 1995. The Company also received a separate letter from the EPA dated July 25, 1995, with respect to International Rectifier only, notifying the Company that it may qualify for a settlement with de minimis generators under CERCLA Section 122(g). The Company has received no further communications in this regard. At an August 17, 1995 meeting with EPA representatives and representatives of other PRPs, EPA representatives stated that they will not have an estimate of the cost of final clean-up until at least early 1996. The Company is unaware of any estimate of the cost of final clean-up of the site.

    On August 7, 1995, the Company received a Supplemental Information Request from the EPA, directed to Rachelle. In its response, dated October 20, 1995, the Company explained that none of the wastes generated by Rachelle were hazardous. The Company has received no further communications in connection with the Supplemental Information Request.

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

    In May 1993, the Company purchased property from its Employee Profit Sharing and Retirement Plan. It was determined that the property required clean-up of seepage from a storage tank, at an

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  ENVIRONMENTAL MATTERS (CONTINUED)
estimated additional cost of $525,000. The Company commenced the clean-up in fiscal year 1994, and through June 30, 1996 approximately $518,000 in clean-up costs have been incurred which will be capitalized as additional costs of the property.

    On July 18, 1994, the Company received a letter from the State of Washington Department of Ecology (the "Department") notifying the Company of a proposed finding that the Company is a potentially liable person ("PLP") for alleged PCE contamination (also known as perchloroethylene, tetrachloroethylene, and other names) of real property and groundwater in Yakima County, Washington. The letter alleges that the Company arranged for disposal or treatment of the PCE or arranged with a transporter for the disposal or treatment of the PCE in Yakima County. The Company replied by a letter dated August 11, 1994, stating that it has not contributed to PCE or other solvent contamination at the Yakima County site (resulting from sending carbon canisters for regeneration to a facility in the county) and that it should not be designated a PLP. On October 11, 1994, the Company received a letter from the Department notifying the Company of its finding that the Company is a PLP in the above matter. On June 20, 1996, the Company received a letter from the Washington Department of Ecology, stating that a settlement offer would be extended to all potentially liable persons in late summer or early fall of 1996. While the letter did not commit to the amount of any settlement, it predicted a settlement of approximately $4.95 for each pound of carbon sent to Cameron-Yakima.

    The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company, in June 1995, agreed to join a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $3.1 million and $4 million, of which between $12,000 and $15,000 is presently expected to be allocated to the Company. However, the ultimate cost borne by the Company will depend on the extent of the clean-up undertaken by the group and the actual clean-up costs and the final allocation scheme agreed upon by the group.

8.  COMMITMENTS
    The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 1996 are as follows (000's):

                                           CAPITAL   OPERATING      TOTAL
FISCAL YEARS                               LEASES     LEASES     COMMITMENTS
- ----------------------------------------  ---------  ---------  -------------
1997....................................  $   4,771  $   6,322   $    11,093
1998....................................      4,238      3,600         7,838
1999....................................      1,186      2,168         3,354
2000....................................         20      1,629         1,649
2001....................................     --          1,496         1,496
Later years.............................     --          3,111         3,111
Less imputed interest...................       (930)    --              (930)
                                          ---------  ---------  -------------
Total minimum lease payment.............  $   9,285  $  18,326   $    27,611
                                          ---------  ---------  -------------
                                          ---------  ---------  -------------

    Total rental expense on all operating leases charged to income was $8,193,000, $7,965,000, and $6,723,000 in fiscal years 1996, 1995, and 1994, respectively.

9.  INTELLECTUAL PROPERTY RIGHTS
    Certain of the Company's fundamental power MOSFET patents have been subjected, and continue to be subjected, to reexamination in the United States Patent and Trademark Office ("PTO"). The patents subject to reexamination are fundamental to the Company's MOS transistors and their loss would allow competitors to use currently patented features of the Company's MOS transistor

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. INTELLECTUAL PROPERTY RIGHTS (CONTINUED) technology without liability for infringement of those patents. On the following dates, the PTO granted requests for reexamination of the following patents of the Company: November 13, 1992 and September 12, 1994 on patent 4,642,666; October 13, 1993 on patent 4,705,759; September 12, 1994 on patent 4,959,699;
September 23, 1994 and June 28, 1995 on patent 5,008,725; January 17, 1995 on patent 5,130,767; June 5, 1995 on patent 5,191,396; and June 14, 1995 on patent 4,593,302. On February 14, 1995 and on December 26, 1995, respectively, the PTO issued reexamination certificates, confirming the patentability of the Company's U.S. patents 4,705,759 and 5,191,396.

10. LITIGATION
    The Company and SGS-Thomson Microelectronics, Inc. ("SGS") are engaged in various legal proceedings relating to their respective power MOSFET patents. SGS filed suit against the Company in June 1991 in Federal District Court in Texas, charging infringement of U.S. patent 4,553,314. On motion by the Company, the suit was transferred to the Federal District Court in Los Angeles, California, and thereafter SGS amended its complaint to charge infringement of U.S. patents 4,495,513 and 4,712,127. SGS alleges, in substance, that the Company's power MOSFET, power IC and IGBT products infringe the '314 patent, that the Company's IGBT products infringe the '513 patent, and that certain packages for the Company's products (including certain power MOSFET packages) infringe the '127 patent. The complaint, as amended, seeks unspecified actual damages (but no less than an unspecified reasonable royalty) and an injunction restraining further sales of such products. On February 1, 1993, the District Court dismissed SGS's claims for infringement of the '127 and '513 patents for lack of standing and on March 15, 1993, ruled that the SGS '314 patent is unenforceable due to inequitable conduct. SGS appealed these rulings, as well as the order transferring the case to California, to the Court of Appeals for the Federal Circuit. The Company cross-appealed a separate ruling by the District Court denying the Company's motion for summary judgment that the '314 patent is invalid. In July 1994, the Federal Circuit vacated the District Court's grants of summary judgment as to the '513, '127, and '314 patents and affirmed the District Court's denial of the Company's motion for summary judgment of invalidity of the '314 patent. The Federal Circuit ordered, however, that the case should proceed in California. On July 5, 1995, the Court, based on the stipulation of the parties, effectively stayed SGS's claims on its '314 and '127 patents pending the outcome of reexamination of the patentability of the subject matter of those patents by the PTO. These reexamination proceedings are still pending.

    In November and December 1995, the parties presented testimony and evidence to the District Court concerning the interpretation of the claims of the '513 patent; and the Court has not yet ruled on the matter.

    The Company has also filed a separate action in the same District Court against SGS and its Italian affiliate, SGS-Thomson Microelectronics, S.r.l., seeking an injunction against infringement of the Company's U.S. patents 5,008,725 and 5,130,767. This action has been essentially stayed pending completion of reexamination of these patents by the PTO (see Note 9).

    The Company filed another separate action in the same District Court on August 13, 1996, against the same SGS entities charging infringement of its U.S. patent 5,545,955.

    In the Fall of 1995, SGS and SGS-Thomson Microelectronics, S.A. ("SGS-France") commenced an infringement action in Great Britain against the Company and International Rectifier (Great Britain) Limited ("IRGB") based on the European counterpart patent to the '513 patent (European Patent (UK) No. 0,068,546). The Company and IRGB have filed a response denying the material allegations plead by SGS and SGS-France and seek revocation of the foreign counterpart patents at issue. The British action is set for trial in July 1997.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. LITIGATION (CONTINUED)
    The Company, its directors, and certain officers have been named as defendants in three class action lawsuits filed in Federal Court in California. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. The complaints generally allege that the Company and the other defendants made materially false statements or omitted to state material facts in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures Due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Although the Company believes that the claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's financial condition and results of operations. Two of these suits also name Kidder, Peabody & Co. Incorporated and Montgomery Securities as defendants. Defendants Kidder, Peabody & Co. and Montgomery Securities have demanded that the Company indemnify them for any liability or expenses, including attorneys fees, that they may incur in connection with this litigation. Those defendant underwriters base that demand on their underwriting agreements with the Company. The Company has agreed to advance the underwriter defendants' attorneys fees pursuant to that indemnity, subject to a reservation of the Company's right to seek reimbursement of those advances.

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

11. EXECUTIVE AGREEMENT
    The Company entered into an executive agreement with Eric Lidow dated May 15, 1991 providing for his continued employment with the Company for a six year period as Chief Executive Officer and President or in such other position as the Board of Directors may determine. Mr. Lidow's salary at fiscal year end under this agreement was $632,500. Upon Mr. Lidow's retirement from the Company (or a change in control) he will receive annual payments (Founder's Pension) of 90% of his then current salary. The agreement was amended on April 12, 1995 to provide that upon retirement Mr. Lidow's pension would be based, in addition to his salary, on the average of the prior three years' cash bonuses, if any. The pension would further be adjusted annually to account for any increase in the Consumer Price Index. Upon Mr. Lidow's death, payments will be continued to his wife, if she survives him, in an amount equal to two-thirds of his retirement benefits for the remainder of her life. Under the terms of the Founder's Pension, $2,348,000, $1,068,000, and $572,000 have been expensed in fiscal years 1996, 1995, and 1994, respectively.

    On October 24, 1995 (amended on February 22, 1996), the Company established an irrevocable grantor trust (the "Trust") for payment of retirement benefits to Eric Lidow and his wife. The principal of the Trust, and any earnings thereon, shall be held separate and apart from other funds of the Company and shall be used exclusively for the uses and purposes of providing the retirement benefits described in the executive agreement (and for payments to general creditors if the Company is unable to pay its debts as they become due or is subject to a pending proceeding as a debtor under the United States Bankruptcy Code). Under the Trust agreement, the Company funds the pro-rata liability accrual 30 days following the end of each calendar quarter. At June 30, 1996, the balance in the Trust was $5,219,000 and was included in "Other assets."

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. QUARTERLY FINANCIAL DATA (UNAUDITED)
    Summarized quarterly financial data is as follows (000's except per share data):

                                                                                  NET
                                                         GROSS       NET        INCOME
                                           REVENUES     PROFIT     INCOME    PER SHARE (A)
                                          -----------  ---------  ---------  -------------
1996
1st Quarter.............................  $   126,097  $  47,311  $  12,829    $    0.25
2nd Quarter.............................      141,026     53,889     15,219         0.30
3rd Quarter.............................      154,070     60,094     18,011         0.35
4th Quarter.............................      155,656     64,509     20,420         0.40

1995
1st Quarter.............................  $    92,253  $  31,514  $   6,498    $    0.16
2nd Quarter.............................      102,814     35,792      8,368         0.18
3rd Quarter.............................      111,867     39,506     10,752         0.21
4th Quarter.............................      122,092     44,012     13,780         0.27

- ------------------------

(A) Quarter net income per share is rounded to the nearest cent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    For information called for by Items 10, 11, 12, and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held November 25, 1996, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1996, and which is incorporated herein by reference. Certain information concerning the Directors and Executive Officers of the Company is included in Part I. See "Additional Item" page 10.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

    a. Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 17.

    b. Exhibits filed as part of this report are listed on the Exhibit Index on page 39.

                                 EXHIBIT INDEX

    Incorporated By Reference:

EXHIBIT
  NO.                 ITEM                               DOCUMENT
- -------   -----------------------------  ----------------------------------------
   3(a)   Certificate of Incorporation   Report on Form 10-Q for the quarterly
          of the Company, as amended to  period ended December 31, 1990, as
          date                           amended by Form 8 dated March 6 and
                                         March 12, 1991 as filed with the
                                         Securities and Exchange Commission, File
                                         No. 1-7935 (Exhibit 3(a))

   3(b)   Amended and restated By-Laws   Form 10-Q -- for the quarterly period
          of the Company                 ended March 31, 1995 as filed with the
                                         Securities and Exchange Commission, File
                                         No. 1-7935

  10(a)   Technical Assistance           Registration Statement on Form S-2 as
          Agreement dated March 30,      filed with the Securities and Exchange
          1983 between the Company and   Commission, Registration No. 2-89410
          Unitrode Corporation           (Exhibit 10.8)

  10(b)   Amended and Restated           Form 10-K -- Annual Report Pursuant to
          Settlement Agreement between   Section 13 or 15(d) of the Securities
          International Rectifier        Exchange Act of 1934 for Fiscal Year
          Corporation and Siliconix      Ended June 30, 1990, Commission File No.
          incorporated dated July 27,    1-7935
          1990

  10(c)   Amendment to Technical         Report on Form 10-Q for the quarterly
          Assistance Agreement,          period ended December 31, 1990 as
          effective as of August 27,     amended by Form 8 dated April 15, 1991,
          1987, by and between the       Commission File No. 1-7935 (Exhibit
          Company and Unitrode           10(l))
          Corporation

  10(d)   International Rectifier        Registration Statement on Form S-8 as
          Corporation Stock Option Plan  filed with the Securities and Exchange
          of 1984 (Second Amendment)     Commission, Registration No. 33-40208

  10(e)   Executive Employment           Form 10-K -- Annual Report Pursuant to
          Agreement dated May 15, 1991   Section 13 or 15(d) of the Securities
          between International          Exchange Act of 1934 for Fiscal Years
          Rectifier Corporation and      Ended June 30, 1991 and 1995, Commission
          Eric Lidow and amended as of   File No. 1-7935
          April 12, 1995

  10(f)   International Rectifier        Registration Statement on Form S-8 as
          Corporation Stock Option Plan  filed with the Securities and Exchange
          of 1992                        Commission, Registration No. 33-63958
                                         (Exhibit 8)

  10(g)   Line of Credit Agreement       Form 10-K -- Annual Report Pursuant to
          between International          Section 13 or 15(d) of the Securities
          Rectifier Corporation and      Exchange Act of 1934 for Fiscal Years
          Sanwa Bank California dated    Ended June 30, 1993, 1994, and 1995, and
          as of June 30, 1993 and        Form 10-Q for the quarterly period ended
          amended as of August 24,       March 31, 1996, Commission File No.
          1993, November 22, 1993, July  1-7935
          1, 1994, December 30, 1994,
          February 28, 1995, and
          February 29, 1996

EXHIBIT
  NO.                 ITEM                               DOCUMENT
- -------   -----------------------------  ----------------------------------------
  10(h)   Amendment to International     Registration Statement on Form S-8 as
          Rectifier Corporation 1984     filed with the Securities and Exchange
          Stock Participation Plan       Commission, Registration No. 33-53589
                                         (Exhibit 4.1)

  10(i)   Security Agreement between     Form 10-K -- Annual Report Pursuant to
          International Rectifier        Section 13 or 15(d) of the Securities
          Corporation and Nationsbanc    Exchange Act of 1934 for Fiscal Years
          Leasing Corporation of North   Ended June 30, 1994 and 1995, Commission
          Carolina dated as of July 1,   File No. 1-7935
          1994 and amended as of August
          15, 1994, November 3, 1994,
          and March 8, 1995

  10(j)   Revolving Credit Agreement     Form 10-K -- Annual Report Pursuant to
          between International          Section 13 or 15(d) of the Securities
          Rectifier Corporation and      Exchange Act of 1934 for Fiscal Years
          Wells Fargo Bank, N.A. dated   Ended June 30, 1994 and 1995, Commission
          as of July 1, 1994 and         File No. 1-7935
          amended as of December 30,
          1994 and March 31, 1995

  10(k)   Loan and Security Agreement    Form 10-K -- Annual Report Pursuant to
          between Sanwa General          Section 13 or 15(d) of the Securities
          Equipment Leasing, a Division  Exchange Act of 1934 for Fiscal Year
          of Sanwa Business Credit       Ended June 30, 1994, Commission File No.
          Corporation and International  1-7935
          Rectifier Corporation dated
          as of July 1, 1994

  10(l)   Revolving Credit Agreement     Form 10-K -- Annual Report Pursuant to
          between International          Section 13 or 15(d) of the Securities
          Rectifier Corporation and      Exchange Act of 1934 for Fiscal Year
          Nationsbank of Texas, N.A.     Ended June 30, 1995, Commission File No.
          dated June 15, 1995            1-7935

  10(m)   Amendments to Term Loan        Form 10-Q for the quarterly period ended
          Agreement between              March 31, 1996, Commission File No.
          International Rectifier        1-7935
          Corporation and Sanwa Bank
          California dated as of
          December 29, 1995 and
          February 29, 1996

  10(n)   Term Loan Agreement between    Form 10-Q for the quarterly period ended
          International Rectifier        March 31, 1996, Commission File No.
          Corporation and Sanwa Bank     1-7935
          California (Sanwa Term
          Facility #2) dated March 26,
          1996

SUBMITTED HEREWITH:

    See page 17 for an index of Financial Statements and Schedules being filed as part of this report.

EXHIBIT
  NO.                 ITEM                               DOCUMENT
- -------   -----------------------------  ----------------------------------------
  10(o)   Term Loan Agreement between
          International Rectifier
          Corporation and Sanwa Bank
          California dated February 28,
          1995 and amended as of
          December 29, 1995, February
          29, 1996, and June 28, 1996

  10(p)   International Rectifier
          Corporation Grantor Trust for
          Retirement Benefits for Eric
          Lidow dated October 24, 1995
          and amended as of February
          22, 1996

  10(q)   Amendments to Security
          Agreement between
          International Rectifier
          Corporation and Nationsbanc
          Leasing Corporation of North
          Carolina dated as of December
          29, 1995 and July 30, 1996

  10(r)   Amendment to Revolving Credit
          Agreement between
          International Rectifier
          Corporation and Wells Fargo
          Bank, N.A. dated as of May
          15, 1996

  10(s)   Amendment to Revolving Credit
          Agreement between
          International Rectifier
          Corporation and Nationsbank
          of Texas, N.A. dated as of
          June 6, 1996

  10(t)   Term Loan Agreement between
          International Rectifier
          Corporation and Sumitomo
          Trust & Banking Co., LTD.,
          Los Angeles Agency dated June
          12, 1996

  10(u)   Term Loan Agreement between
          International Rectifier
          Corporation and Banque
          Nationale de Paris, Los
          Angeles Branch dated June 25,
          1996

  10(v)   Amendment to Line of Credit
          Agreement between
          International Rectifier
          Corporation and Sanwa Bank
          California dated as of June
          28, 1996

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

                      INTERNATIONAL RECTIFIER CORPORATION
                                  (Registrant)

By           MICHAEL P. MCGEE          Date:  September 24, 1996
     --------------------------------
             Michael P. McGee
     VICE PRESIDENT, CHIEF FINANCIAL
     OFFICER AND PRINCIPAL ACCOUNTING
                 OFFICER

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

          SIGNATURES                      TITLE                    DATE
- ------------------------------  --------------------------  ------------------
          ERIC LIDOW            Chairman of the Board       September 24, 1996
- ------------------------------
          Eric Lidow

       ALEXANDER LIDOW          Director, Chief Executive   September 24, 1996
- ------------------------------   Officer
       Alexander Lidow

        DEREK B. LIDOW          Director, Chief Executive   September 24, 1996
- ------------------------------   Officer
        Derek B. Lidow

      ROBERT J. MUELLER         Director, Executive Vice    September 24, 1996
- ------------------------------   President
      Robert J. Mueller

         GEORGE KRSEK           Director                    September 24, 1996
- ------------------------------
         George Krsek

        JACK O. VANCE           Director                    September 24, 1996
- ------------------------------
        Jack O. Vance

        ROCHUS E. VOGT          Director                    September 24, 1996
- ------------------------------
        Rochus E. Vogt

       DONALD S. BURNS          Director                    September 24, 1996
- ------------------------------
       Donald S. Burns

       JAMES D. PLUMMER         Director                    September 24, 1996
- ------------------------------
       James D. Plummer

                                                                     SCHEDULE II

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                   (IN 000'S)

                                                                  ADDITIONS
                                                           -----------------------
                                              BALANCE AT   CHARGED TO                                BALANCE AT
                                             BEGINNING OF   COST AND    CHARGED TO                       END
DESCRIPTION                                     PERIOD      EXPENSES      OTHER     DEDUCTIONS (1)    OF PERIOD
- -------------------------------------------  ------------  -----------  ----------  --------------  -------------
1996
Allowance for doubtful accounts............   $      901    $     421   $   --        $     (308)    $     1,014
Deferred tax valuation allowance...........   $        0    $  --       $   --        $   --         $         0
Inventory valuation reserve................   $    5,029    $   6,503   $   --        $   (5,448)    $     6,084

1995
Allowance for doubtful accounts............   $      677    $     703   $   --        $     (479)    $       901
Deferred tax valuation allowance...........   $   10,596    $  --       $  (10,596)   $   --         $         0
Inventory valuation reserve................   $    2,798    $   4,420   $   --        $   (2,189)    $     5,029

1994
Allowance for doubtful accounts............   $      607    $     577   $   --        $     (507)    $       677
Deferred tax valuation allowance...........   $   15,546    $  --       $   (4,950)   $   --         $    10,596
Inventory valuation reserve................   $    2,052    $   1,997   $   --        $   (1,251)    $     2,798

- ------------------------
(1) Deductions include the write-off of uncollectible amounts with respect to trade accounts receivable, obsolete and scrap inventory, and the effects of Statement of Financial Accounting Standards No. 52.