Form 10-Q
period 1996-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1996-11-12
CIK 316793

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                    FORM 10-Q



(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                   SEPTEMBER 30, 1996
                               -------------------------------------------------

                                         OR

[   ]     TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15 (D) OF  THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                           TO
                               -------------------------    --------------------
COMMISSION FILE                       NO. 1-7935
                ----------------------------------------------------------------

                          INTERNATIONAL RECTIFIER CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                       95-1528961
-----------------------------------        -------------------------------------
 (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                           NUMBER)

     233 KANSAS STREET
     EL SEGUNDO, CALIFORNIA                                 90245
-----------------------------------        -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

                                   NO CHANGE
--------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X     NO
    -----      -----
THERE WERE 50,935,372 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON NOVEMBER 11, 1996.

                                 TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

                                                                 PAGE
                                                               REFERENCE
                                                               ---------
     ITEM 1.   FINANCIAL STATEMENTS

               Unaudited Consolidated Statement of
                 Income for the Three Month Periods
                 Ended September 30, 1996 and 1995                 2


               Consolidated Balance Sheet as of
                 September 30, 1996 (unaudited) and
                 June 30, 1996                                     3


               Unaudited Consolidated Statement of
                 Cash Flows for the Three Month
                 Periods Ended September 30, 1996
                 and 1995                                          4


               Notes to Unaudited Consolidated
                 Financial Statements                              5


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                     7


PART II.  OTHER INFORMATION

     None

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



               INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                              THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             ---------------------
                                                1996        1995
                                             ---------    --------

Revenues                                      $115,193    $126,097
Cost of sales                                   76,381      78,786
                                             ---------    --------
   Gross profit                                 38,812      47,311

Selling and administrative expense              26,189      23,159
Research and development expense                 8,024       5,687
                                             ---------    --------
   Operating profit                              4,599      18,465

Other income (expense):
   Interest, net                                  (344)        450
   Other, net                                      176        (402)
                                             ---------    --------
Income before income taxes                       4,431      18,513

Provision for income taxes                       1,374       5,684
                                             ---------    --------
Net income                                     $ 3,057     $12,829
                                             ---------    --------
                                             ---------    --------
Net income per share (A)                       $  0.06     $  0.25
                                             ---------    --------
                                             ---------    --------
Average common and common
   equivalent shares outstanding (A)            51,425      51,213
                                             ---------    --------
                                             ---------    --------





(A)  Reflects the two-for-one stock split declared on November 20, 1995.

The accompanying notes are an integral part of this statement.

             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                           SEPTEMBER 30,
                                                1996      JUNE 30,
                                            (UNAUDITED)     1996
                                           -------------  --------
ASSETS
Current assets:
   Cash and cash equivalents                    $ 32,463  $ 35,760
   Short-term investments                         20,000    18,000
   Trade accounts receivable, net                125,648   126,341
   Inventories                                   113,504    82,852
   Deferred income taxes                          10,409     9,801
   Prepaid expenses                                3,759     3,772
                                               ---------  --------
     Total current assets                        305,783   276,526

Property, plant and equipment, net               346,258   327,978
Other assets                                      23,986    24,575
                                               ---------  --------
   Total assets                                 $676,027  $629,079
                                               ---------  --------
                                               ---------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans                                   $ 19,589  $ 13,302
   Long-term debt, due within one year            10,992    10,268
   Accounts payable                               47,074    41,645
   Accrued salaries, wages and commissions        12,151    13,953
   Other accrued expenses                         20,093    19,286
                                               ---------  --------
     Total current liabilities                   109,899    98,454

Long-term debt, less current maturities           93,992    47,994
Other long-term liabilities                       26,208    42,262
Deferred income taxes                             19,931    19,156

Stockholders' equity:
   Common stock                                   50,934    50,821
   Capital contributed in excess of
    par value                                    250,692   249,388
   Retained earnings                             128,434   125,377
   Cumulative translation adjustments             (4,063)   (4,373)
                                               ---------  --------
     Total stockholders' equity                  425,997   421,213
                                               ---------  --------
     Total liabilities and
      stockholders' equity                      $676,027  $629,079
                                               ---------  --------
                                               ---------  --------



The accompanying notes are an integral part of this statement.

                INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     ----------------------
                                                       1996          1995
                                                     --------      --------
Cash flow from operating activities:
   Net income                                         $ 3,057      $ 12,829
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                      9,966         6,527
     Deferred income                                     (238)         (143)
     Deferred income taxes                                -           2,281
     Deferred compensation                              1,075           686
   Change in working capital                          (24,837)      (11,311)
                                                     --------      --------
Net cash provided by (used in) operating activities   (10,977)       10,869
                                                     --------      --------
Cash flow from investing activities:
   Additions to property, plant and equipment         (27,200)      (23,745)
   Purchase of short-term investments                 (20,000)      (20,441)
   Proceeds from sale of short-term investments        18,000         5,500
   Investment in other noncurrent assets                  140        (1,117)
                                                     --------      --------
Net cash used in investing activities                 (29,060)      (39,803)
                                                     --------      --------
Cash flow from financing activities:
   Proceeds from issuance of (payments on)
     short-term bank debt, net                          6,223        (4,963)
   Proceeds from issuance of long-term debt            49,115        19,554
   Payments on long-term debt and obligations
     under capital leases                              (2,550)       (1,639)
   Net proceeds from issuance of common stock           1,417           952
   Decrease in other long-term liabilities
     to be financed with long-term debt               (16,999)       (1,631)
   Other                                                 (444)        1,916
                                                     --------      --------
Net cash provided by financing activities              36,762        14,189
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents                                        (22)         (475)
                                                     --------      --------
Net decrease in cash and cash equivalents              (3,297)      (15,220)
Cash and cash equivalents beginning of period          35,760        50,820
                                                     --------      --------
Cash and cash equivalents end of period              $ 32,463      $ 35,600
                                                     --------      --------
                                                     --------      --------


The accompanying notes are an integral part of this statement.

                  INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 1996


1.  BASIS OF PRESENTATION

    The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1996 and the consolidated results of operations and cash flows for the three month periods ended September 30, 1996 and 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

    The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1996.

    Certain reclassifications have been made to previously reported amounts to conform with the current year presentation.

2.  EARNINGS PER SHARE

    Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options
    outstanding   under  stock   option  plans   are  considered common  stock
    equivalents.   Common  stock equivalents  for stock  options of 514,000 and
    778,600 were utilized in the computation of earnings per share for the three month periods ended September 30, 1996 and 1995, respectively.

3.  INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at September 30, 1996 (unaudited) and June 30, 1996 were comprised of the following (in thousands):

                                 SEPTEMBER 30, 1996     JUNE 30, 1996
                                 ------------------     -------------
        Raw materials               $ 27,036               $20,203
        Work-in-process               55,315                40,895
        Finished goods                31,153                21,754
                                 ------------------     -------------
                                    $113,504               $82,852

4.  LONG-TERM DEBT AND OTHER LOANS

    A summary of the Company's long-term debt and other loans at September 30, 1996 is as follows (in thousands):

                                                                  SEPTEMBER 30,
                                                                      1996
                                                                  -------------
    Capitalized lease obligations payable in varying
       monthly installments primarily at rates from
       6.0% to 12.6%                                                $  8,259

    Domestic bank loans collateralized by equipment,
       payable in varying monthly installments at
       rates from 6.5% to 8.7%, due in 1998 through 2001              20,366

    Domestic unsecured bank loans payable in varying monthly
       installments at rates from 6.0% to 6.4%, due in 2001           64,700

    Foreign bank loans collateralized by property and/or
       equipment, payable in varying monthly installments
       at rates from 8.0% to 10.8%, due in 1997 through 2000           4,400

    Foreign unsecured bank loans payable in varying monthly
       installments at rates from 2.6% to 8.4%, due in 1998
       through 2006                                                    7,259
                                                                   ------------
                                                                     104,984
    Less current portion of long-term debt                           (10,992)
                                                                   ------------
                                                                    $ 93,992
                                                                   ------------
                                                                   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996 COMPARED WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995

The following table sets forth certain items as a percentage of revenues.

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                              (UNAUDITED)
                                           -----------------
                                           1996         1995
                                           ------     ------
Revenues                                    100.0%     100.0%
Cost of sales                                66.3       62.5
                                           ------     ------
Gross profit                                 33.7       37.5
Selling and administrative expense           22.7       18.4
Research and development expense              7.0        4.5
                                           ------     ------
Operating profit                              4.0       14.6
Interest income (expense), net               (0.3)       0.4
Other income (expense), net                   0.2       (0.3)
                                           ------     ------
Income before income taxes                    3.9       14.7
Provision for income taxes                    1.2        4.5
                                           ------     ------
Net income                                    2.7%      10.2%
                                           ------     ------
                                           ------     ------

Revenues for the three months ended September 30, 1996 decreased 8.6% to $115.2 million from $126.1 million in the prior year period. The Company's revenue decrease reflected weak industry conditions and aggressive efforts by distributors to reduce their inventory levels. Distributors accounted for approximately 30% of fiscal 1996 annual revenues. Changes in foreign exchange rates negatively impacted revenues by approximately $2.4 million in the three months ended September 30, 1996. Revenues in the current quarter included $4.9 million of net patent royalties, versus $3.3 million in the prior year period.

September-quarter gross profit fell to $38.8 million (33.7% of revenues) versus $47.3 million (37.5% of revenues) in the comparable year-ago quarter. Gross profit margins reflected lower dollar volumes, the effect of meeting competitive price moves in the current quarter, and the impact of price concessions on International Rectifier products held in inventory by distributors.

September-quarter selling and administrative expense was $26.2 million (22.7% of revenues) versus $23.2 million (18.4% of revenues) in the comparable year-ago quarter. The Company's current-year spending ratio reflected lower-than-expected revenues. September-quarter selling and administrative expense was slightly lower than the immediately preceding quarter ended June 30, 1996.

In the quarter ended September, the Company's research and development expenditures increased to $8.0 million (7.0% of revenues) compared to $5.7 million (4.5% of revenues) in the comparable prior year period. The Company's research and development program continues to be focused on the advancement and diversification of the HEXFET product line, the expansion of the related IGBT products, and the development of High Voltage Control ICs and power products that work in combination with HEXFETs and IGBTs to improve system performance.

Net interest expense was $0.3 million compared to net interest income of $0.5 million in the prior year period, reflecting increased interest expense incurred on higher average debt balances.

Changes in foreign currency exchange rates had no material effect on net income in the three month period ending September 30, 1996, and negatively impacted net income by $0.2 million in the prior year period.


SEASONALITY

The  Company  has experienced  moderate seasonality  in  its business  in
recent years.   On  average  over  the  past  three years,  the  Company  has reported approximately 46% of annual revenues in the first half and 54% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company  maintained cash and cash equivalent
balances of $32.5 million and short term investments of $20.0 million.   In
addition, the Company had established $74.3 million of domestic and foreign revolving lines of credit, against which $19.6 million had been borrowed. Based on covenant and collateral limitations, the Company had $48.0 million available for borrowing at September 30, 1996. Additionally, the Company had at its disposal $20.0 million of unused bank term-loan facilities and $18.4 million of unused capital equipment credit lines. At September 30, 1996, the Company had made purchase commitments for capital equipment of approximately $19.5 million.


The Company intends to fund operations and planned capital expenditures through cash and cash equivalents on hand, short-term investments, anticipated cash flow from operations, and funds from existing credit facilities. However, the Company may also consider the use of funds from other external sources including, but not limited to, public or private offerings of debt or equity.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          INTERNATIONAL RECTIFIER CORPORATION
                                     REGISTRANT




November 12, 1996                                   MICHAEL P. MCGEE
                                               --------------------------
                                               Michael P. McGee
                                               Vice President,
                                               Chief Financial Officer and
                                               Principal Accounting Officer

PART II.  OTHER INFORMATION

          NONE