Form 10-Q
period 1996-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1997-02-11
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    DECEMBER 31, 1996
                              ------------------------------------------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                           TO
                              ---------------------------  -------------------

COMMISSION FILE                       No. 1-7935
               ---------------------------------------------------------------

                          INTERNATIONAL RECTIFIER CORPORATION
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                              95-1528961
----------------------------------------      --------------------------------
  (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                        NUMBER)


     233 KANSAS STREET
     EL SEGUNDO, CALIFORNIA                               90245
----------------------------------------      --------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

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

THERE WERE 51,042,707 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON FEBRUARY 10, 1997.

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

                                                                 PAGE
                                                                 REFERENCE
                                                                 ---------
     ITEM 1.   FINANCIAL STATEMENTS
     -------   --------------------

               Unaudited Consolidated Statement of
                 Income for the Three and Six Month Periods
                 Ended December 31, 1996 and 1995                     2


               Consolidated Balance Sheet as of
                 December 31, 1996 (unaudited) and
                 June 30, 1996                                        3


               Unaudited Consolidated Statement of
                 Cash Flows for the Six Month
                 Periods Ended December 31, 1996
                 and 1995                                             4


               Notes to Unaudited Consolidated
                 Financial Statements                                 5


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               ------------------------------------
                 OF FINANCIAL CONDITION AND RESULTS
                 ----------------------------------
                 OF OPERATIONS                                        7
                 -------------

PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
               -----------------------------------
                 SECURITY HOLDERS                                    10
                 ----------------

     ITEM 6.   OTHER                                                 10
               -----

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------


                  INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    DECEMBER 31,                    DECEMBER 31,
                                               -----------------------       -----------------------
                                                 1996           1995           1996            1995
                                               --------       --------       --------       --------
Revenues                                       $118,007       $141,026       $233,200       $267,123
Cost of sales                                    77,672         87,137        154,053        165,923
                                               --------       --------       --------       --------
     Gross profit                                40,335         53,889         79,147        101,200

Selling and administrative expense               26,331         25,187         52,520         48,346
Research and development expense                  8,635          6,325         16,659         12,012
                                               --------       --------       --------       --------
     Operating profit                             5,369         22,377          9,968         40,842

Other income (expense):
     Interest, net                                 (788)          (169)        (1,132)           281
     Other, net                                     352           (248)           528           (650)
                                               --------       --------       --------       --------
Income before income taxes                        4,933         21,960          9,364         40,473

Provision for income taxes                        1,529          6,741          2,903         12,425
                                               --------       --------       --------       --------

Net income                                     $  3,404     $   15,219     $    6,461        $28,048
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Net income per share                              $0.07          $0.30          $0.13          $0.55
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

Average common and common
     equivalent shares outstanding               51,327         51,403         51,376         51,308
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

The accompanying notes are an integral part of this statement.

                      INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                         (In thousands)

                                               DECEMBER 31,
                                                  1996                JUNE 30,
                                               (UNAUDITED)              1996
                                               ------------        -------------
ASSETS
Current assets:
     Cash and cash equivalents                   $  33,789            $  35,760
     Short-term investments                         18,000               18,000
     Trade accounts receivable, net                123,346              126,341
     Inventories                                   127,451               82,852
     Deferred income taxes                          10,516                9,801
     Prepaid expenses                                3,355                3,772
                                               ------------        -------------
          Total current assets                     316,457              276,526

Property, plant and equipment, net                 363,704              327,978
Other assets                                        24,837               24,575
                                               ------------        -------------
     Total assets                                $ 704,998            $ 629,079
                                               ------------        -------------
                                               ------------        -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank loans                                  $  18,691            $  13,302
     Long-term debt, due within one year            14,250               10,268
     Accounts payable                               41,564               41,645
     Accrued salaries, wages and commissions        14,170               13,953
     Other accrued expenses                         19,236               19,286
                                               ------------        -------------
          Total current liabilities                107,911               98,454

Long-term debt, less current maturities            122,512               47,994
Other long-term liabilities                         20,542               42,262
Deferred income taxes                               23,674               19,156

Stockholders' equity:
     Common stock                                   50,939               50,821
     Capital contributed in excess of par value    250,720              249,388
     Retained earnings                             131,838              125,377
     Cumulative translation adjustments             (3,138)              (4,373)
                                               ------------        -------------

          Total stockholders' equity               430,359              421,213
                                               ------------        -------------

          Total liabilities and stockholders'
          equity                                 $ 704,998            $ 629,079
                                               ------------        -------------
                                               ------------        -------------


The accompanying notes are an integral part of this statement.

                       INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                          UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (In thousands)


                                                           SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                       -------------------------
                                                          1996           1995
                                                       ---------      ----------
Cash flow from operating activities:
     Net income                                        $   6,461      $  28,048
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                   19,368         13,965
          Deferred income                                   (374)          (286)
          Deferred income taxes                            3,646          5,030
          Deferred compensation                            2,118          1,548
     Change in working capital                           (38,367)       (29,498)
                                                       ---------      ----------
Net cash provided by (used in) operating activities       (7,148)        18,807
                                                       ---------      ----------

Cash flow from investing activities:
     Additions to property, plant and equipment          (51,871)       (40,313)
     Purchase of short-term investments                  (33,000)       (34,071)
     Proceeds from sale of short-term investments         33,000         18,995
     Investment in other noncurrent assets                (1,322)        (2,237)
                                                       ---------      ----------
Net cash used in investing activities                    (53,193)       (57,626)
                                                       ---------      ----------

Cash flow from financing activities:
     Proceeds from issuance of (payments on)
       short-term bank debt, net                           5,604         (2,476)
     Proceeds from issuance of long-term debt             84,464         32,495
     Payments on long-term debt and obligations
       under capital leases                               (6,851)        (3,505)
     Net proceeds from issuance of common stock            1,450          1,086
     Decrease in other long-term liabilities to be
       financed with long-term debt                      (23,557)        (1,602)
     Other                                                (2,768)          (473)
                                                       ---------      ----------
Net cash provided by financing activities                 58,342         25,525
                                                       ---------      ----------

Effect of exchange rate changes on cash and
  cash equivalents                                            28           (593)
                                                       ---------      ----------

Net decrease in cash and cash equivalents                 (1,971)       (13,887)

Cash and cash equivalents beginning of period             35,760         50,820
                                                       ---------      ----------

Cash and cash equivalents end of period                  $33,789        $36,933
                                                       ---------      ----------
                                                       ---------      ----------

The accompanying notes are an integral part of this statement.

                INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 DECEMBER 31, 1996


1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 1996 and the consolidated results of operations and cash flows for the six month periods ended December 31, 1996 and 1995. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the six month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   EARNINGS PER SHARE

     Earnings per share is computed by dividing earnings by the weighted average number of common stock and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options for 391,000 and 931,400 shares were utilized in the computation of earnings per share for the three month periods ended December 31, 1996 and 1995, respectively.

3.   INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at December 31, 1996 (unaudited) and June 30, 1996 were comprised of the following (in thousands):

                                   DECEMBER 31, 1996   JUNE 30, 1996
                                   -----------------   -------------
          Raw materials                $ 29,973           $20,203
          Work-in-process                63,193            40,895
          Finished goods                 34,285            21,754
                                   -----------------   -------------
                                       $127,451           $82,852
                                   -----------------   -------------
                                   -----------------   -------------

4.   LONG-TERM DEBT AND OTHER LOANS

     A summary of the Company's long-term debt and other loans at December 31, 1996 is as follows (in thousands):

                                                                    DECEMBER 31,
                                                                       1996
                                                                    ----------
     Capitalized lease obligations payable in varying monthly
        installments primarily at rates from 6.0% to 12.0%          $    7,418

     Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 6.5% to 8.7%, due
        in 1998 through 2001                                            36,093

     Domestic unsecured bank loans payable in varying monthly
        installments at rates from 6.2% to 6.4%, due in 2001            76,700

     Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 8.0% to
        10.8%, due in 1997 through 2000                                  4,143

     Foreign unsecured bank loans payable in varying monthly
        installments at rates from 2.6% to 8.4%, due in 1998
        through 2006                                                    12,408
                                                                    ----------
                                                                       136,762


     Less current portion of long-term debt                            (14,250)
                                                                    ----------
                                                                     $ 122,512
                                                                    ----------
                                                                    ----------

5.   LITIGATION

     On January 21,1997 the U.S. District Court for the Central District of California granted the Company's motion for summary judgment that the Company's IGBT products do not infringe SGS-Thompson Microelectronics' U.S. patent 4,495,513.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1996 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1995

The following table sets forth certain items as a percentage of revenues.

                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                           DECEMBER 31,           DECEMBER 31,
                                           (UNAUDITED)            (UNAUDITED)
                                        ------------------      ----------------
                                        1996        1995        1996      1995
                                        ------      ------      ------    ------
Revenues                                100.0%      100.0%      100.0%    100.0%
Cost of sales                            65.8        61.8        66.1      62.1
                                        ------      ------      ------    ------
Gross profit                             34.2        38.2        33.9      37.9
Selling and administrative expense       22.3        17.9        22.5      18.1
Research and development expense          7.3         4.5         7.1       4.5
                                        ------      ------      ------    ------
Operating profit                          4.6        15.8         4.3      15.3

Interest income (expense), net           (0.7)       (0.1)       (0.5)      0.1
Other income (expense), net               0.3        (0.2)        0.2      (0.2)
                                        ------      ------      ------    ------
Income before income taxes                4.2        15.5         4.0      15.2
Provision for income taxes                1.3         4.7         1.2       4.7
                                        ------      ------      ------    ------
Net income                                2.9%       10.8%        2.8%     10.5%
                                        ------      ------      ------    ------
                                        ------      ------      ------    ------


Revenues for the three and six month periods ended December 31, 1996 decreased 16.3% and 12.7% to $118.0 million and $233.2 million, from $141.0 million and $267.1 million in the respective prior year periods. The Company's revenue decrease reflected weak industry conditions and aggressive efforts, principally by distributors, to reduce inventory levels. Distributors accounted for approximately 30% of fiscal 1996 annual revenues. Changes in foreign exchange rates impacted revenues favorably by $2.1 million and negatively by $0.3 million for the three and six month periods ended December 31, 1996, versus a favorable impact of $0.8 million and $3.2 million in the respective prior year periods. Revenues in the current quarter included $5.1 million of net patent royalties, versus $3.5 million in the prior year period.

December-quarter gross profit fell to $40.3 million (34.2% of revenues) versus $53.9 million (38.2% of revenues) in the comparable year-ago quarter. Gross profit for the six month period ended December 31, 1996 fell to $79.1 million (33.9% of revenues) versus $101.2 million (37.9% of revenues) in the year-ago period. Current year gross profit margins reflected lower dollar volumes, the effect of meeting competitive price moves, the impact of price reductions on International Rectifier products held in inventory, principally by distributors, and higher fixed overhead expense.

In the three and six month periods ended December 31, 1996, selling and administrative expense was $26.3 million and $52.5 million (22.3% and 22.5% of revenues), respectively, versus $25.2 million and $48.3 million (17.9% and 18.1% of revenues) in the comparable year-ago periods. The Company's current-year spending ratio reflected lower-than-expected revenues.

In the three and six month periods ended December 31, 1996, the Company's research and development expenditures increased to $8.6 million and $16.7 million (7.3% and 7.1% of revenues), respectively, compared to $6.3 million and $12.0 million (4.5% and 4.5% of revenues) in the comparable prior year periods. The Company's research and development program actively focuses on the advancement and diversification of HEXFET and IGBT product lines and the development of high voltage control integrated circuits and power products that work in combination with HEXFETs and IGBTs. IR's program places increasing emphasis on the development of chipsets, hybrids and board-level products that tune and combine components to optimize overall system performance and cost and enable customers to accelerate market introduction of their products.

Net interest expense increased $0.6 million and $1.4 million in the three and six month periods ended December 31, 1996, compared to the respective prior year periods, reflecting increased interest expense incurred on higher average debt balances.

Changes in foreign currency exchange rates negatively impacted net income by $0.1 in both the three and six month periods ended December 31,1996 and positively impacted net income by $0.1 million and negatively impacted net income by $0.1 million in the comparable prior year periods.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 46% of annual revenues in the first half and 54% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company maintained cash and cash equivalent balances of $33.8 million and short-term investments of $18.0 million. In addition, the Company had established $74.0 million of domestic and foreign revolving lines of credit, against which $18.7 million had been borrowed. Based on covenant and collateral limitations, the amount available for borrowing against these lines at December 31, 1996 was $50.4 million. Additionally, the Company had at its disposal $8.0 million of unused bank term-loan facilities and $10.0 million of unused capital equipment credit lines.

At December 31, 1996, the Company had made purchase commitments for capital equipment of approximately $22.4 million.

The Company intends to fund operations and planned capital expenditures through cash and cash equivalents on hand, short-term investments, anticipated cash flow from operations, and funds from existing credit facilities. However, the Company may also seek financing from other external sources including, but not limited to, public or private offerings of debt or equity.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                  INTERNATIONAL RECTIFIER CORPORATION
                  -----------------------------------
                               REGISTRANT




February 11, 1997                                 MICHAEL P. MCGEE
                                         ----------------------------------
                                                  Michael P. McGee
                                                  Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

PART II.  OTHER INFORMATION

     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders of the Company at the Company's Annual Meeting of Stockholders held on November 25, 1996, with the following results:

                                                       Authority
Description of matter                        For       Withheld
                                             ---       ---------
1.   Election of Directors

        Alexander Lidow                    38,755,534   254,984

        Robert J. Mueller                  38,764,707   245,811

        Rochus E. Vogt                     38,799,882   210,636


                                             For       Against   Abstentions
                                             ---       -------   -----------

2.   Amendment to and Restatement
     of the Company's Stock Option
     Plan of 1992 (Amended)              20,029,298   11,654,273     345,463


3.   Ratification of Coopers & Lybrand
     as Independent Auditors             38,789,412      103,632     117,474


Broker Non-Vote on Proposal 2            11,243,414

     ITEM 6.        EXHIBITS

10(a) Amendment to Security Agreement between International Rectifier Corporation and NationsBanc Leasing Corporation of North Carolina dated as of December 19, 1996.