Form 10-Q
period 1997-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1997-05-14
CIK 316793

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                Form 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

For the quarterly period ended March 31, 1997
                               --------------
                                       OR

[ ] Transition report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

FOR THE TRANSITION PERIOD FROM                TO
                               --------------   ------------------

COMMISSION FILE No. 1-7935
                -----------
                 International Rectifier Corporation
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                   95-1528961
--------------------------------       -----------------------------------
(State or other jurisdiction of        (IRS employer identification
incorporation or organization)                number)

  233 Kansas Street
  El Segundo, California                           90245
--------------------------------       -----------------------------------
(Address of principal executive offices)         (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 726-8000

                            NO CHANGE
--------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
Yes X  No
   ---   ---

THERE WERE 51,045,507 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON MAY 13, 1997.

                             TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION



                                                                  PAGE
                                                               REFERENCE
                                                             -------------

ITEM 1.  Financial Statements

         Unaudited Consolidated Statement of Income
          for the Three and Nine Month Periods Ended
          March 31, 1997 and 1996.................................. 2

         Consolidated Balance Sheet as of March 31,
          1997 (unaudited) and June 30, 1996....................... 3

         Unaudited Consolidated Statement of Cash
          Flows for the Nine Month Periods Ended
          March 31, 1997 and 1996.................................. 4

         Notes to Unaudited Consolidated Financial
          Statements............................................... 5


ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations..............................................  8


PART II. OTHER INFORMATION

     NONE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                    (In thousands except per share amounts)


                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                         MARCH 31,               MARCH 31,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997        1996
                                                                   ----------  ----------  ----------  ----------
Revenues.........................................................  $  122,750  $  154,070  $  355,950  $  421,193
Cost of sales....................................................      80,428      93,976     234,481     259,899
                                                                   ----------  ----------  ----------  ----------
   Gross profit..................................................      42,322      60,094     121,469     161,294
Selling and administrative expense...............................      26,098      26,634      78,618      74,980
Research and development expense.................................       9,144       7,185      25,803      19,197
                                                                   ----------  ----------  ----------  ----------
   Operating profit..............................................       7,080      26,275      17,048      67,117
Other income (expense):
   Interest, net.................................................      (1,515)       (560)     (2,647)       (279)
   Other, net....................................................          50         283         578        (367)
                                                                   ----------  ----------  ----------  ----------
Income before income taxes.......................................       5,615      25,998      14,979      66,471
Provision for income taxes.......................................       1,741       7,987       4,644      20,412
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $    3,874  $   18,011  $   10,335  $   46,059
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Net income per share.............................................  $     0.08  $     0.35  $     0.20  $     0.90
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Average common and common equivalent shares outstanding..........      51,430      51,363      51,394      51,326
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------



The accompanying notes are an integral part of this statement.

               INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               (In thousands)

                                                                        MARCH 31,
                                                                          1997       JUNE 30,
                                                                       (UNAUDITED)     1996
                                                                       -----------  ----------
ASSETS
Current assets:
    Cash and cash equivalents........................................   $  32,282   $   35,760
    Short-term investments...........................................      17,150       18,000
    Trade accounts receivable, net...................................     125,225      126,341
    Inventories......................................................     123,293       82,852
    Deferred income taxes............................................       8,804        9,801
    Prepaid expenses.................................................       4,520        3,772
                                                                       -----------  ----------
       Total current assets..........................................     311,274      276,526
Property, plant and equipment, net...................................     369,849      327,978
Other assets.........................................................      27,178       24,575
                                                                       -----------  ----------
       Total assets..................................................   $ 708,301   $  629,079
                                                                       -----------  ----------
                                                                       -----------  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank loans.......................................................   $  15,205   $   13,302
    Long-term debt, due within one year..............................      15,192       10,268
    Accounts payable.................................................      36,800       41,645
    Accrued salaries, wages and commissions..........................      10,831       13,953
    Other accrued expenses...........................................      17,637       19,286
                                                                       -----------  ----------
       Total current liabilities.....................................      95,665       98,454
Long-term debt, less current maturities..............................     135,311       47,994
Other long-term liabilities..........................................      17,847       42,262
Deferred income taxes................................................      25,821       19,156

Stockholders' equity:
    Common stock.....................................................      51,045       50,821
    Capital contributed in excess of par value.......................     251,998      249,388
    Retained earnings................................................     135,712      125,377
    Cumulative translation adjustments...............................      (5,098)      (4,373)
                                                                       -----------  ----------
        Total stockholders' equity...................................     433,657      421,213
                                                                       -----------  ----------
        Total liabilities and stockholders' equity...................   $ 708,301   $  629,079
                                                                       -----------  ----------
                                                                       -----------  ----------

The accompanying notes are an integral part of this statement.

               INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                                           NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Cash flow from operating activities:
    Net income..........................................................  $  10,335  $  46,059
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization...................................     27,984     21,715
        Deferred income.................................................       (508)     1,871
        Deferred income taxes...........................................      7,569      4,207
        Deferred compensation...........................................      2,988      2,271
    Change in working capital...........................................    (53,333)   (28,949)
                                                                          ---------  ---------
Net cash provided by (used in) operating activities.....................     (4,965)    47,174
                                                                          ---------  ---------
Cash flow from investing activities:
    Additions to property, plant and equipment..........................    (68,940)   (66,336)
    Purchase of short-term investments..................................    (50,150)   (50,821)
    Proceeds from sale of short-term investments........................     51,000     32,141
    Investment in other noncurrent assets...............................     (4,254)    (6,698)
                                                                          ---------  ---------
Net cash used in investing activities...................................    (72,344)   (91,714)
                                                                          ---------  ---------
Cash flow from financing activities:
    Proceeds from issuance of (payments on)
     short-term bank debt, net..........................................      3,536     (3,809)
    Proceeds from issuance of long-term debt............................    102,784     32,495
    Payments on long-term debt and obligations under capital leases.....    (10,354)    (6,484)
    Net proceeds from issuance of common stock..........................      2,834      3,416
    Increase (decrease) in other long-term liabilities
     to be financed with long-term debt.................................    (24,035)     2,004
    Other...............................................................       (777)     3,610
                                                                          ---------  ---------
Net cash provided by financing activities...............................     73,988     31,232
                                                                          ---------  ---------
Effect of exchange rate changes on cash and cash equivalents............       (157)      (755)
                                                                          ---------  ---------
Net decrease in cash and cash equivalents...............................     (3,478)   (14,063)
Cash and cash equivalents beginning of period...........................     35,760     50,820
                                                                          ---------  ---------
Cash and cash equivalents end of period.................................  $  32,282  $  36,757
                                                                          ---------  ---------
                                                                          ---------  ---------

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

1. BASIS OF PRESENTATION

    The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1997 and the consolidated results of operations and cash flows for the nine month periods ended March 31, 1997 and 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the nine month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


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

2. EARNINGS PER SHARE

    Earnings per share is computed by dividing earnings by the weighted average number of common stock and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 403,100 and 757,400 shares were utilized in the computation of earnings per share for the three month periods ended March 31, 1997 and 1996, respectively.

3. INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at March 31, 1997 (unaudited) and June 30, 1996 were comprised of the following (in thousands):

                                                                 MARCH 31, 1997  JUNE 30, 1996
                                                                 --------------  -------------
Raw materials..................................................    $   28,161     $    20,203
Work-in-process................................................        60,220          40,895
Finished goods.................................................        34,912          21,754
                                                                 --------------  -------------
                                                                   $  123,293     $    82,852
                                                                 --------------  -------------
                                                                 --------------  -------------

4. LONG-TERM DEBT AND OTHER LOANS

    A summary of the Company's long-term debt and other loans at March 31, 1997 is as follows (in thousands):


                                                                   March 31,
                                                                     1997
                                                                 ------------

Capitalized lease obligations payable in varying monthly
  installments primarily at rates from 6.0% to 12.0%               $  6,249

Domestic bank loans collateralized by equipment, payable in
  varying monthly installments at rates from 6.4% to 8.7%, due
  in 1998 through 2002                                               41,956

Domestic unsecured bank loans payable in varying monthly
  installments at rates from 6.1% to 6.5%, due in 2001 through
  2003                                                               84,700

Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 8.0% to
  10.8%, due in 1997 through 2000                                     3,704

Foreign unsecured bank loans payable in varying monthly
  installments at rates from 2.6% to 8.4%, due in 1998
  through 2006                                                       13,894
                                                                    --------
                                                                    150,503

Less current portion of long-term debt                              (15,192)
                                                                    --------
                                                                 $  135,311
                                                                    ========


5. LITIGATION

     In connection with the three class action lawsuits filed in Federal District Court in Los Angeles against the Company, its Directors and certain officers relating to the public offering of securities by the Company in 1991, the Court on March 31, 1997 rendered its decision on a motion for summary judgment brought by these defendants. The Court issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and denied in all other. The trial of this action has been rescheduled to January 1998.

    Trial of the action brought by the Company against SGS-Thomson Microelectronics, Inc. charging infringement of its U.S. patent 5,545,955 is scheduled for July 1997.

ITEM 6.  SUBSEQUENT EVENT

     On May 9, 1997, the Company's Board of Directors approved a restructuring plan that will result in a fourth quarter non-recurring pretax charge of approximately $75 million. The charge will be taken to cover the one time costs of transferring certain manufacturing operations to more advanced facilities, moving research and development activity into a new facility, and writing down the assets of older production facilities and information systems. Included in the charge are severance costs associated with a planned reduction of the Company's payroll by approximately 5% to 7%. It is estimated that the annual savings from the restructuring plan will be approximately $15 million in fiscal 1998 and about $20 million per year thereafter.

    The foregoing comments include some forward-looking statements. International Rectifier cautions that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect the Company's achievement of pretax savings include manufacturing yields, delays in constructing and equipping new facilities or in transferring operations, the rate at which current payroll is reduced, currency exchange rates, general economic conditions in the Company's markets around the world, and other uncertainties disclosed in the Company's filings with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Results of Operations for the Three and Nine Month Periods Ended March 31, 1997 Compared with the Three and Nine Month Periods Ended March 31, 1996

    The following table sets forth certain items as a percentage of revenues.

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                            MARCH 31,             MARCH 31,
                                           (UNAUDITED)           (UNAUDITED)
                                      --------------------  --------------------
                                         1997       1996       1997       1996
                                       ---------  ---------  ---------  ---------

Revenues..............................   100.0%     100.0%     100.0%     100.0%
Cost of sales.........................    65.5       61.0       65.9       61.7
                                        ---------  ---------  ---------  ---------
Gross profit..........................    34.5       39.0       34.1       38.3
Selling and administrative expense....    21.3       17.3       22.1       17.8
Research and development expense......     7.4        4.7        7.2        4.6
                                        ---------  ---------  ---------  ---------
Operating profit......................     5.8       17.0        4.8       15.9
Interest income (expense), net........    (1.2)      (0.4)      (0.7)      (0.1)
Other income (expense), net...........     0.0        0.2        0.1       (0.1)
                                        ---------  ---------  ---------  ---------
Income before income taxes...........      4.6       16.8        4.2       15.7
Provision for income taxes...........      1.4        5.1        1.3        4.8
                                        ---------  ---------  ---------  ---------
Net income...........................      3.2%      11.7%       2.9%      10.9%
                                        ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------

    Revenues for the three and nine month periods ended March 31, 1997 decreased 20.3% and 15.5% to $122.8 million and $356.0 million, from $154.1 million and $421.2 million in the respective prior year periods. The
Company's revenue decrease reflected continued efforts, principally by distributors, to reduce inventory levels. Distributors accounted for approximately 30% of fiscal 1996 annual revenues. Changes in foreign exchange rates impacted revenues favorably by $0.2 million and negatively by $3.3 million for the three and nine month periods ended March 31, 1997, versus a negative impact of $0.6 million and a favorable impact of $2.6 million in the respective prior year periods. Revenues in the current quarter included $5.1 million of net patent royalties, versus $4.3 million in the prior year period.

    March-quarter gross profit was $42.3 million (34.5% of revenues) versus $60.1 million (39.0% of revenues) in the comparable year-ago quarter. For the nine months ended March 31, 1997, gross profit was $121.5 million (34.1% of revenues) versus $161.3 million (38.3% of revenues) in the year-ago period. Current year gross profit margins reflected lower dollar volumes, the effect of meeting competitive price moves, the impact of price reductions on International Rectifier products held in inventory, principally by distributors, and higher fixed overhead expense.

    In the three and nine month periods ended March 31, 1997, selling and administrative expense was $26.1 million and $78.6 million (21.3% and 22.1% of revenues), respectively, versus $26.6 million and $75.0 million (17.3% and 17.8% of revenues) in the comparable year-ago periods. The Company's current-year spending ratio reflected lower-than-expected revenues.

    In the three and nine month periods ended March 31, 1997, the Company's research and development expenditures were $9.1 million and $25.8 million (7.4% and 7.2% of revenues), respectively, compared to $7.2 million and $19.2 million (4.7% and 4.6% of revenues) in the comparable prior year periods. The Company's research and development program actively focuses on the advancement and diversification of its HEXFET-Registered Trademark- and IGBT product lines and the development of high voltage control integrated circuits and power products that work in combination with HEXFET power MOSFETs and IGBTs. IR's program places increasing emphasis on the development of chipsets, hybrids and board-level devices that tune and combine components to optimize overall system performance and cost. These devices will also enable customers to accelerate market introduction of their products.

    Net interest expense increased $1.0 million and $2.4 million in the three and nine month periods ended March 31, 1997, compared to the respective prior year periods, reflecting increased interest expense incurred on higher average debt balances.

    Changes in foreign currency exchange rates negatively impacted net income by $0.1 million and $0.2 million in the three and nine month periods ended March 31,1997. Changes in foreign currency exchange rates had no impact on net income in the three months ended March 31, 1996 and negatively impacted net income by $0.1 million in the nine month period ended March 31, 1996.

SEASONALITY

    The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 46% of annual revenues in the first half and 54% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company maintained cash and cash equivalent balances of $32.3 million and short-term investments of $17.2 million. In addition, the Company had established $75.3 million of domestic and foreign revolving lines of credit, against which $15.2 million had been borrowed. Based on covenant and collateral limitations, the amount available for borrowing against these lines at March 31, 1997 was $53.6 million. Additionally, the Company had at its disposal $2.2 million of unused capital equipment credit lines.

    At March 31, 1997, the Company had made purchase commitments for capital equipment of approximately $32.7 million.

    The Company intends to fund operations and planned capital expenditures through cash and cash equivalents on hand, short-term investments, anticipated cash flow from operations, and funds from existing credit facilities. The Company may also seek financing from other external sources including, but not limited to, public or private offerings of debt or equity, although no assurance can be given that cost effective funds will be available.

RESTRUCTURING PLAN

     On May 9, 1997, the Company's Board of Directors approved a restructuring plan that will result in a fourth quarter non-recurring pretax charge of approximately $75 million. The charge will be taken to cover the one time costs of transferring certain manufacturing operations to more advanced facilities, moving research and development activity into a new facility, and writing down the assets of older production facilities and information systems. Included in the charge are severance costs associated with a planned reduction of the Company's payroll by approximately 5% to 7%. It is estimated that the annual savings from the restructuring plan will be approximately $15 million in fiscal 1998 and about $20 million per year thereafter.

    The foregoing comments include some forward-looking statements. International Rectifier cautions that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect the Company's achievement of pretax savings include manufacturing yields, delays in constructing and equipping new facilities or in transferring operations, the rate at which current payroll is reduced, currency exchange rates, general economic conditions in the Company's markets around the world, and other uncertainties disclosed in the Company's filings with the Securities and Exchange Commission.

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



                                  INTERNATIONAL RECTIFIER CORPORATION
                                  -----------------------------------
                                               Registrant


May 13, 1997                                     MICHAEL P. MCGEE
                                               ----------------------
                                                 Michael P. McGee
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Principal Accounting Officer

PART II. OTHER INFORMATION

     NONE