Form 10-K405
period 1997-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1997-09-26
CIK 316793

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

                    For the fiscal year ended June 30, 1997

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

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS            NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------------------  ----------------------------------------
      Common Stock, par value $1        New York Stock Exchange
                                        Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $1,070,790,805 (computed using the closing price of a share of Common Stock on September 24, 1997 reported by New York Stock Exchange).

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

    There were 51,176,808 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 24, 1997.

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 24, 1997, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 1997, are incorporated by reference in
Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

ITEM                                                                        PAGE
----                                                                        ----

 1.   Business............................................................    1
 2.   Properties..........................................................    8
 3.   Legal Proceedings...................................................    9
 4.   Submission of Matters to a Vote of the Security Holders.............   10
      Additional Item. Directors and Executive Officers of the
       Registrant.........................................................   10

                                    PART II

 5.   Market for the Registrants' Common Equity and Related Stockholders'
       Matters............................................................   12
 6.   Selected Financial Data.............................................   13
 7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................   14
 8.   Financial Statements and Supplementary Data.........................   17
 9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure...............................................   38

                                    PART III

10.   Directors and Executive Officers of the Registrant..................   38
11.   Executive Compensation..............................................   38
12.   Security Ownership of Certain Beneficial Owners and Management......   38
13.   Certain Relationships and Related Transactions......................   38

                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....   38

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

    International Rectifier Corporation ("IR" or "Company") is a major worldwide supplier of power semiconductors. Power semiconductors switch or condition electricity at relatively high voltage and current levels in products such as power supplies, motor controls, computers/peripherals, automobiles, cellular phones, and electronic lighting ballasts.

    The Company designs, manufactures, and markets power semiconductors, which are used for power conversion. In a manner similar to the way that oil is refined to produce gasoline, electrical power is converted to produce efficient, usable power. This process of power conversion can be viewed in four stages: input rectification, control, switching, and output rectification. Input rectification conditions off-line electricity, typically rectifying alternating current to direct current. The control function measures incoming electricity and sends a signal to a switch. The switch chops the energy into small elements. Output rectification re-configures the elements into a form usable by electrically operated equipment.

    IR supplies products that perform each of the four basic functions in power conversion, and many circuits use more than one type of IR product. This allows IR to develop products that work together to optimize overall circuit performance, and enables the Company to capitalize more broadly on market-leading products.

    IR's products are widely used. Applications for power semiconductors in automobiles include anti-lock braking and fuel injection systems, power accessories, and air bags. Computer/peripheral applications include monitors, disk drives, and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics and lighting applications include home entertainment, household appliances, and electronic lighting ballasts. Communications applications include portable phones, telephone networks, and modems. Power semiconductors are also used widely in industrial applications such as motor-driven production lines, machine tools, fork lifts, and welders.

    Based on statistics published by the Semiconductor Industry Association ("SIA"), the Company believes it is the leader in the power MOSFET (Metal Oxide Semiconductor Field Effect Transistor) segment with its
HEXFET-Registered Trademark- power MOSFETs and IGBTs (Insulated Gate Bipolar Transistors). SIA data indicates that over the past five years, power MOSFET sales have grown at an average rate of 27% per year. Industry-wide sales of power MOSFETs and IGBTs were $2.8 billion in calendar 1996, an increase of 7% over 1995 levels, reflecting the impact of a widespread inventory correction among distributors and OEM customers.

    The Company's major customers in the automotive segment include Delco, Ford, Siemens, and Bosch. IBM, Hewlett Packard, and Compaq are customers in the computer segment. Consumer electronics customers include Philips and Sony. Customers in the telecommunications segment include Lucent Technologies, Motorola, and Nokia. Industrial customers include Emerson, Sanken Electric, and American Power Conversion. The Company also sells its products to distributors, including Arrow Electronics and Future Electronics. In fiscal year 1997, the Company's product sales by region were approximately 47% from North America, 25% from Europe, and 28% from Asia. IR has manufacturing facilities in North America, Europe, and Asia, and uses subcontract assembly in Asia.

    IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979. Its executive offices are located at 233 Kansas Street, El Segundo, California 90245 and its telephone number is (310) 726-8000.

POWER SEMICONDUCTOR INDUSTRY

    Semiconductors are silicon-based chips that conduct and block electricity. The semiconductor industry consists of two product categories: integrated circuits ("ICs") and power semiconductors. ICs operate at low power levels and perform multiple functions to process and convey information in electronic signal form. IC capability is largely defined by circuit density, which increases as its features are miniaturized. The applications for ICs are generally concentrated in the computer industry and have been subject to frequent redesign, short product life cycles and rapid obsolescence. As a result, the demand for ICs has been highly cyclical.

    In contrast to ICs, power semiconductors operate at higher power levels and perform a single function: they condition and control electricity to operate a power supply, control a motor, or light a lamp. Their capability is largely defined by the level of power that they can handle and their efficiency in converting raw electric current into a more useful form. The amount of electric current handled and the heat generated present different design challenges than those of integrated circuits, and the miniaturization of power semiconductors usually lags that of ICs.

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

APPLICATIONS

    Power semiconductors are used in a broad spectrum of commercial and industrial applications, including many products with long life cycles. The Company believes that because of their more gradual rate of technological change and the diversity of applications, the demand for power semiconductors is less cyclical than for some ICs. Power semiconductor demand is driven by conversion to new technologies, the proliferation of new end-product applications, and growth in the end markets. The Company believes that markets driving future demand for power semiconductors include:

    PORTABLE ELECTRONICS. Advances in power semiconductors help extend battery life and reduce product size and weight in a variety of battery-operated products such as lap-top and notebook computers, personal digital organizers, cellular telephones, household appliances, and hand tools.

    AUTOMOTIVE ELECTRONIC SYSTEMS. The concentration of solid state electronics has increased rapidly in recent model year automobiles as safety and comfort features increase demands on the battery. Applications include anti-lock braking systems, air-bags, fuel injection systems, electronic power steering, electric windows, and adjustable mirrors and seats. Widespread adoption of battery operated electric vehicles to reduce emissions could dramatically increase consumption of MOS transistors.

    ELECTRONIC LIGHTING BALLASTS. Electronic lighting ballasts, which incorporate power MOSFETs and Power ICs, significantly reduce the amount of energy consumed in lighting. Conversion to electronic ballasts has been driven by lower end-user operating costs and incentives from electric utilities to encourage energy efficiency. Applications include compact fluorescent and high-intensity discharge (HID) lamps.

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

    The Company's HEXFET power MOSFET products and IGBT transistors comprised approximately 70% of fiscal 1997 sales. IR also supplies High Voltage Control ICs, high-performance diodes, and high power rectifiers and thyristors. The Company believes that its full complement of power conversion technology represents a competitive advantage, enabling IR to provide customers with integrated solutions to their power conversion needs.

SWITCHING PRODUCTS

    MOS TRANSISTORS. MOS transistors (power MOSFETs and IGBTs) serve the switch function in power conversion to provide an even, usable flow of power for electronic equipment.

    POWER MOSFETS. Through its HEXFET product line, the Company believes it is the market leader in power MOSFETs. The breadth and diversity of the market for these products help to stabilize demand.

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

    Market acceptance and brand recognition of the Company's HEXFET line of products have benefited from the Company's emphasis on quality control and reliability, and the Company believes its standards to be among the most stringent in the industry. Cumulative and current data on long and short term product reliability is made available to customers quarterly.

    The Company fabricates the majority of its power MOSFET wafers at HEXFET America. Die from these wafers are assembled into packaged devices at IR's facilities in England and Mexico, and subcontract facilities in Asia. See "-- Manufacturing."

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

    The Company's IGBT technology is closely related to its MOSFET technology, and the Company views them as complementary products. The Company believes that its patents on fundamental MOSFET technology also apply to IGBTs, and it is seeking further patent protection on its IGBT technology, as well as on its MOSFET technology.

CONTROL PRODUCTS

    HIGH VOLTAGE CONTROL INTEGRATED CIRCUITS. These devices serve the control function of power conversion. They perform the functions of several discrete components. This integration allows IR's customers to simplify circuit design and assembly, improve reliability, and reduce overall system size and cost. In sensing and responding to adverse operating conditions the performance of high voltage control integrated circuits is superior to that of discrete components in a safety or diagnostic circuit.

IR's high voltage control integrated circuits draw on the Company's MOSFET technology and are designed to optimize the performance of both power MOSFETs and IGBTs. The Company believes that its power MOSFET patents also apply to a broad range of high voltage control integrated circuits.

    High voltage control integrated circuits are used in a wide variety of power supply, motor, and lighting control applications. These include industrial motor controls, home appliance motor controls, solenoid drivers, welding equipment, telecom switchers, computer/peripherals, instrumentation and test equipment, electronic lighting ballasts, and compact fluorescent light bulbs.

OUTPUT RECTIFICATION PRODUCTS

    The Company's Schottky diodes and Fast-Recovery diodes serve the output rectification function of power conversion. Output rectification reconfigures the elements into a form usable by electrically-operated equipment. Schottky diodes are used with power MOSFETs in high-frequency applications such as computer/peripherals. The Company's HEXFRED-Registered Trademark- Fast-Recovery diodes are used with IGBTs in higher-current, lower-frequency applications such as motor controls.

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

MANUFACTURING

    Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly (or packaging). Wafer fabrication exposes silicon wafers to chemicals that change their electrical properties in a sequence of process steps. The chemicals are applied in patterns that define cells or circuits within numerous individual devices (often termed "die" or "chips") on each wafer. Packaging or assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in external structures (termed packages) that make them usable in a circuit. Power semiconductors generally use the process technology and equipment already proven in the manufacturing of ICs.

    The Company has production facilities in California, England, Italy, Mexico, India, and China. In addition, the Company has equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Japan, Taiwan, Malaysia, and the United States.

    IR fabricates the majority of its power MOSFET and IGBT wafers at HEXFET America in Temecula, California. A wafer fabrication facility for high voltage power integrated circuits and other advanced products, as well as assembly operations for components used in government/space applications, are located in El Segundo, California. Facilities that assemble MOSFETs and other products are located overseas, in Company-owned and subcontract facilities. In the second half of fiscal 1997, the Company completed a new assembly facility in Tijuana, Mexico, that assembles MOSFETs, Schottkys, IGBTs, and other modules. The Company's Oxted, England facility, which qualifies as a duty-free facility, assembles MOSFETs, IGBTs, Schottkys, and diodes. The Company manufactures substantially all its high power rectifiers and thyristors at its Turin, Italy facility. A Schottky wafer fabrication facility at its Turin facility went into production in late calendar 1996. The Company also has arrangements with third parties for product assembly in the Philippines, Malaysia, Taiwan, Japan, and Mexico. In a duty-free zone in India, the Company has an assembly facility for rectifiers and thyristors.

    To address the fastest growing segments of the power transistor market, high density MOSFETs and IGBTs, the Company installed a second wafer fabrication unit at HEXFET America. Phase one, completed in September 1995, and phase two, completed in the second half of fiscal 1997, combined are expected to add about $297 million in additional annual revenues at full utilization. Estimated additional annual revenues from the expansion assume fiscal year 1997 pricing levels and the sale of all products manufactured at the facility. Next-generation devices designed for production in the new fabrication unit incorporate design and process advancements in the Company's proprietary HEXFET and IGBT technologies. A core process with shared elements for both products enables the unit to combine flexibility with efficient high-volume manufacturing techniques. Fabrication is performed on six-inch wafers and uses a continuous-flow layout similar to the one already in use at HEXFET America.

    In the second half of fiscal 1997, the Company completed the transfer of its assembly lines from HEXFET America to its assembly facility in Tijuana, Mexico and to independent subcontractors. The move affected only the assembly phase of manufacturing. It allows the California plant to focus on expansion of its benchmark wafer fabrication capability and enables the Company to reduce the cost of assembling its HEXFET power MOSFET chips into finished devices.

MARKETING, SALES, AND DISTRIBUTION

    The Company markets its products through sales staff, representatives, and distributors. The Company believes its ability to offer products that serve each of the four functions of power conversion enhances its competitive position in the overall power semiconductor market.

    In fiscal year 1997, the Company's product sales by region were approximately 47% from North America, 25% from Europe, and 28% from Asia. The Company's domestic direct sales force is organized into four sales zones. In Western Europe, the Company's products are sold through its own sales force as well as through sales agents and distributors. The Company's European sales and representative offices are in England, Italy, Sweden, France, Germany, Finland, Denmark, Switzerland, Russia, the Czech Republic, and Hungary. In Asia, IR has sales, representative, and liaison offices in India, Japan, Singapore, China, Hong Kong, South Korea, Taiwan, and the Philippines.

    Because many applications require products from several product groups, the Company has organized its marketing efforts by application, rather than product type. These business management groups focus on several key commercial sectors and on government and aerospace business. In addition, the Company's staff of application engineers provides customers with technical advice and support regarding the use of IR's products.

CUSTOMERS

    International Rectifier's devices are incorporated in subsystems and end products manufactured by other companies. IR's customers in the automotive segment include Delco, Ford, Siemens, and Bosch. IBM, Hewlett Packard, and Compaq are customers in the computer segment. Consumer electronics customers include Philips and Sony. Customers in the telecommunications segment include Lucent Technologies, Motorola, and Nokia. Industrial customers include Emerson, Sanken Electric, and American Power Conversion. Over the long term, approximately 35% of the Company's revenues have come from sales of its products to distributors, including Arrow Electronics and Future Electronics. The Company has historically found it more difficult to determine distributor demand than demand from its other customers. There were no sales to a single customer that accounted for 10% or more of fiscal 1997 revenues.

BACKLOG

    As of June 30, 1997, the Company's backlog of orders was $143.8 million compared to $315.5 million as of June 30, 1996. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following 12 months. Increasingly, major customers are operating their businesses with shorter lead-times and are placing orders on a periodic rather than an annual basis, which tends to reduce backlog relative to future revenue. The sharp decrease in backlog at June 30, 1997 is mainly attributable to an industry-wide inventory correction, competitive price pressures triggered by shorter lead-times, and greater product availability. In most circumstances IR allows customers to cancel purchase orders without penalty. Backlog is not necessarily indicative of sales for any future period.

RESEARCH AND DEVELOPMENT

    The Company's breadth of technology and focus on power conversion underlie an integrated approach to developing complementary products that are designed to add value and differentiate International Rectifier from its competitors. IR conducts research and development activities to improve the price/performance ratio of its product offerings to customers across a wide range of end-use applications. The Company's research and development program focuses on the advancement and diversification of its HEXFET and IGBT product lines and the development of high voltage control integrated circuits and power products that work in combination with HEXFET power MOSFETs and IGBTs. IR's program places increasing emphasis on the development of chipsets and system-level solutions that optimize components to improve overall system performance and cost. These devices will also enable customers to accelerate market introduction of their products.

    In fiscal years 1997, 1996, and 1995, the Company spent approximately $35.5 million, $27.0 million, and $20.1 million, respectively, on research and development activities.

    In fiscal 1996, IR previewed its most comprehensive offering to date in the area of "solution" products that combine multiple components and technologies to improve overall circuit size, cost, and performance. These products have been designed-in by customers throughout the world since market introduction in late calendar 1996.

    Fiscal 1997 product introductions included the proprietary PowIRTrain-TM-line, which may reduce by as much as half the size, cost, and development time for advanced motion control systems. Other important product introductions included a broad family of IGBTs with decisive speed and efficiency advantages; the industry's first 1200V IC, which serves as the core of IR's highly-integrated motor drive solutions; a specialized series of highly-competitive IGBTs for high-volume power supplies; and co-packaged power MOSFETs and diodes in proprietary FETKY-Registered Trademark- packages that offer the industry's smallest footprint.

    A new Development Center in El Segundo is scheduled to come on line in the first quarter of fiscal 1998. This facility provides greater capacity and submicron capability for development and pilot production of advanced power MOSFETs and IGBTs. The 55,000 square foot facility incorporates a 12,000 square foot clean-room and is designed to support a greater activity level as IR aggressively addresses high-growth market opportunities in the field of power conversion. The cost for construction and equipment is expected to total $46 million.

INTELLECTUAL PROPERTY

    The Company has made significant investments in developing and protecting its intellectual property. Through successful enforcement of its patents, the Company has entered into a number of license agreements, generated royalty income, and received substantial payments in settlement of litigation. The Company currently has 92 unexpired U.S. patents and 68 U.S. patents pending. Those patents fundamental to the Company's products expire between 2000 and 2010. In addition, the Company has 76 issued foreign patents and 291 foreign patents pending in a number of countries. The Company is also licensed to use certain patents owned by others. Under the terms of an agreement with Unitrode Corporation, the Company pays Unitrode approximately 12% of the Company's net patent royalty income. The Company has several registered trademarks in the United States and abroad including the trademark HEXFET. The Company believes that its proprietary technology and intellectual property contribute to its competitive advantage.

    Since the Company believes that its power MOSFET patents are broadly applicable, it is committed to enforcing its rights under those patents and is pursuing additional license agreements. The Company presently has license agreements with most of the major power MOSFET manufacturers in the United States and abroad (20). In fiscal 1997, $20.3 million of net revenues were derived from royalty-bearing license agreements.

    Certain of the Company's fundamental power MOSFET patents have been subjected, and continue to be subjected, to reexamination in the United States Patent and Trademark Office ("PTO").

The patents subject to reexamination are fundamental to the Company's MOS transistors and their loss would allow competitors to use currently patented features of the Company's MOS transistor technology without liability for infringement of those patents. The following patents of the Company are currently undergoing reexamination in the PTO: 4,642,666; 4,959,699; 5,008,725; 5,130,767; and 4,593,302.

    Although no assurance can be given as to the ultimate outcome of the Company's patent enforcement efforts, the PTO reexamination proceedings, or the success of the Company's patent licensing program, the Company believes that its patent portfolio will be the source of continuing royalty income.

COMPETITION

    The Company encounters differing degrees of competition for its various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes, and many of the Company's competitors are larger companies with greater financial resources than IR. The Company believes that it is distinguished from competitors by its breadth of product line and ability to combine multiple power conversion products into compact, cost-effective packages and system-level solutions. IR's products compete with products manufactured by others based on breadth of product line, quality, price, reliability, over-all performance of the products, delivery time to the customer, and service (including technical advice and support). The Company's competitors include Eupec, Harris Corporation, Hitachi Ltd., Motorola, Inc., NEC Corporation, Philips International B.V., Powerex, Inc., Samsung Semiconductor Inc., SGS-Thomson Microelectronics, Siemens AG, Siliconix incorporated, Toshiba Corporation, and Westcode Semiconductors Ltd.

ENVIRONMENTAL MATTERS

    Federal, state, and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals, and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), its former pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under CERCLA. The lawsuit against the Company, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. In June 1995, the Company was named among others as a party defendant in Federal Court apparently in connection with a third consent decree with respect to the OII Site. The Company received a letter (dated July 25, 1995) from the U.S. Department of Justice offering to settle claims against Rachelle relating to the first three elements of clean-up work at the OII Site for the sum of $4,953,148 (the final remedy assessment has not yet been made). This settlement offer expired by its terms on September 1, 1995. The Company also received a separate letter from the EPA dated July 25, 1995, with respect to International Rectifier only, notifying the Company that it may qualify for a settlement with de minimis generators under CERCLA Section 122(g). The Company has received no further communications in this regard.

    On August 7, 1995, the Company received a Supplemental Information Request from the EPA, directed to Rachelle. In its response, dated October 20, 1995, the Company explained that none of the wastes generated by Rachelle were hazardous. The Company has received no further communications in connection with the Supplemental Information Request.

    Claims have been made with the Company's insurers with respect to the OII site matter, which the insurers have not accepted. There can be no assurance that the insurance coverage attaches to these claims. The Company does not believe that either it or Rachelle is responsible for the disposal at the OII site of any material constituting hazardous substances under CERCLA. Although the ultimate resolution of this matter is unknown, the Company believes that it will not have a material adverse impact on its financial position.

    In May 1993, the Company purchased property from its Employee Profit Sharing and Retirement Plan. It was determined that the property required clean-up of seepage from a storage tank. The Company commenced the clean-up in fiscal year 1994 and completed it in fiscal year 1997. The total cost thereof ($585,000) has been capitalized as additional costs of the property.

    On July 18, 1994, the Company received a letter from the State of Washington Department of Ecology ("Department") notifying the Company of a proposed finding that the Company is a potentially liable person ("PLP") for alleged PCE contamination (also known as perchloroethylene, tetrachloroethylene, and other names) of real property and groundwater in Yakima County, Washington. The letter alleged that the Company arranged for disposal or treatment of the PCE or arranged with a transporter for the disposal or treatment of the PCE in Yakima County. The Company replied by a letter dated August 11, 1994, stating that it has not contributed to PCE or other solvent contamination at the Yakima County site (resulting from sending carbon canisters for regeneration to a facility in the county) and that it should not be designated a PLP. On October 11, 1994, the Company received a letter from the Department notifying the Company of its finding that the Company is a PLP in the above matter. The Company settled this matter with the Department by the payment of $51,906 in July 1997. No further costs are expected to be incurred in connection with the alleged PCE contamination.

    The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company, in June 1995, joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $3.1 million and $4 million, of which between $12,000 and $15,000 is presently expected to be allocated to the Company. However, the ultimate cost borne by the Company will depend on the extent of the clean-up undertaken by the group and the actual clean-up costs and the final allocation scheme agreed upon by the group.

EMPLOYEES

    As of June 30, 1997, the Company employed approximately 4,385 people, of whom approximately 3,310 are employed in North America, 975 in Western Europe, and 100 in Asia. The Company is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's operations occupy a total of approximately 983,000 square feet, of which approximately 592,000 square feet are located within the United States. Of the worldwide total, approximately 254,000 square feet are leased and the balance is owned by the Company.

    IR's leases expire between 1997 and 2012. If the Company is unable to renew these leases upon expiration, it believes that it could find other suitable premises without any material adverse impact on its operations.

    The Company's major facilities are in the following locations:

                                       TOTAL SQUARE FEET
                                     ---------------------
FACILITY                               OWNED      LEASED               EXPIRATION OF LEASE
-----------------------------------  ---------   ---------   ----------------------------------------
Temecula, California...............    297,000      --
El Segundo, California.............    132,000     163,000   May 31, 1999 -- July 31, 2004(1)
Tijuana, Mexico....................    150,000      10,000   Month to Month
Oxted, England.....................     40,000      32,000   June 30, 2000 -- March 27, 2012
Turin, Italy.......................    110,000       9,000   September 30, 2001

------------------------
(1) Owned facilities include approximately 55,000 square feet for the new development center that was substantially complete at year-end. A certificate of occupancy is expected in the second quarter of fiscal 1998.

    The Company believes that these facilities are adequate for its current and anticipated near term operating needs. IR estimates that it currently utilizes approximately 69% of its worldwide manufacturing capacity, including the capacity added in the second half of fiscal 1997 (see "Business -- Manufacturing").

    The Company has sales and technical support offices located throughout the United States, Canada, France, Germany, Switzerland, Finland, Scandinavia, Russia, Czech Republic, Hungary, Hong Kong, Japan, China, Korea, Taiwan, the Philippines, Singapore, and India which operate in leased facilities.

ITEM 3. LEGAL PROCEEDINGS

    On May 22, 1997, the Company entered into an agreement with SGS-Thomson Microelectronics, Inc. ("SGS") settling all outstanding litigation in the United States and Great Britain between the Company and SGS and its affiliated companies relating to MOSFET, IGBT, and IC patents on the basis of world-wide cross licenses. The agreement superseded the former agreement between the Company and SGS, which was limited to the United States. The new agreement provides for continued payment of royalties by SGS on certain sales in the United States and provides for the payment of royalties by SGS on certain sales in Japan.

    The Company and certain of its directors and officers have been named as defendants in three class action lawsuits filed in Federal District Court in California. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. The complaints generally allege that the Company and the other defendants made materially false statements or omitted to state material facts in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures Due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities as defendants.

    The Court on March 31, 1997 rendered its decision on a motion for summary judgment brought by the Company and certain of its directors and officers. The Court issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and was denied as to other such claims. The Court also granted the summary judgment motion brought by the underwriters.

    Although the Company believes that the remaining claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's financial condition and results of operations. Trial of this action against the Company is scheduled for January 1998.

    No provision for any liability that may result upon adjudication of these matters has been made in the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    Not applicable.

ADDITIONAL ITEM.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company serve at the discretion of the Board of Directors. Mr. Eric Lidow's employment with the Company is subject to the provisions of an executive employment agreement with the Company dated May 15, 1991. For further information, see "Notes to Consolidated Financial Statements -- Note 12. Executive Agreement."

    The executive officers and directors of IR are:

  Eric Lidow             84  Chairman of the Board

  Alexander Lidow        42  Chief Executive Officer; Director

  Derek B. Lidow         44  Chief Executive Officer; Director

  Robert J. Mueller      68  Executive Vice President -- External Affairs
                              and Business Development; Director

  Michael P. McGee       38  Vice President -- Chief Financial Officer

  L. Michael Russell     50  Vice President, Secretary and General Counsel

  George Krsek           76  Director

  Jack O. Vance          72  Director

  Rochus E. Vogt         67  Director

  Donald S. Burns        72  Director

  James D. Plummer       52  Director

  Minoru Matsuda         60  Director

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

    L. Michael Russell has been employed by the Company since January 1997. He joined the Company as Vice President and General Counsel and became Secretary in February 1997. Prior to joining the Company, Mr. Russell was General Counsel, Consumer & Industrial Segment, and Chief International Counsel of Teledyne, Inc., where he was employed in the Corporate Legal Department for more than the past five years.

    George Krsek, Ph.D., was President of Houba, Inc. a pharmaceutical firm from 1975 to July 1994, and is currently Managing Member of Konec L.L.C., a management consulting company. He has been a director of the Company since 1979, and serves as Chairman of the Company's Audit Committee.

    Jack O. Vance became the Managing Director of Management Research, a management consulting firm, in November 1990. From 1960 through 1989 he was a director of McKinsey & Co., Inc., a management consulting firm. During the years 1973 through 1989 he was also the Managing Director of the firm's Los Angeles office. He has been a director of the Company since 1988 and also serves as Chairman of the Company's Compensation and Stock Option Committee. He is also a director of Atol Holdings, Inc., The Olson Company, Flowline, Inc., University Restaurant Group, FCG, Enterprises, Inc., Semtech Corporation and National Veterinarian Associates, Inc.

    Rochus E. Vogt, Ph.D., is the R. Stanton Avery Distinguished Service Professor and a Professor of Physics, California Institute of Technology, and acted as Provost from 1983 through 1987. He has been a director of the Company since 1984.

    Donald S. Burns has been Chairman, President and Chief Executive Officer of Prestige Holdings, Ltd., a property management and business consulting firm, since 1978. Mr. Burns was elected a director of the Company in 1993. He is also a director of Atol Holdings, Inc.

    James D. Plummer, Ph.D., has been the John M. Fluke Professor of Electrical Engineering, Stanford University, since 1988 and Director of Stanford's Nanofabrication Laboratory since 1984. He is currently the Chairman of the Electrical Engineering Department at Stanford University. Dr. Plummer was elected a director of the Company in September 1994.

    Minoru Matsuda was employed by Hitachi, Ltd. and its American subsidiary, Hitachi American, Ltd., from 1960 through March 1997. Management positions included General Manager of operations in Indonesia; Manager of the Planning Department for International Operations; and Senior Counsel, Intellectual Property Office. In April 1997, Mr. Matsuda became a Professor at Kanazawa Institute of Technology, Japan's largest institution of higher education specializing in engineering and technology. A member of the New York State Bar, Mr. Matsuda was elected a director of the Company in September 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

                          PRICE RANGE OF COMMON STOCK
                                  (IN DOLLARS)

                       FIRST QUARTER       SECOND QUARTER      THIRD QUARTER       FOURTH QUARTER
                     ------------------  ------------------  ------------------  ------------------   STOCKHOLDERS AT
FISCAL YEAR           HIGH        LOW     HIGH        LOW     HIGH        LOW     HIGH        LOW        YEAR END
-------------------- -------    -------  -------    -------  -------    -------  -------    -------   ---------------
1997................  20 5/8     12 1/4   16 1/4     12 1/4   16 7/8     12       18 1/4     11 1/8          1,946
1996................  22         16 1/8   25 3/4     19 1/16  24 1/4     16 3/4   26         16 1/8          1,742

    The Company's Common Stock is traded on the New York Stock Exchange and the Pacific Exchange under the symbol "IRF."

    No dividends have been recently declared or paid. The Company does not intend to pay cash dividends in the foreseeable future as all funds will be used to expand operations. Furthermore, under certain credit agreements, the Company is not permitted to pay any cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data as of June 30, 1997 and 1996 and for the fiscal years ended June 30, 1997, 1996, and 1995 are derived from the audited consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements and notes with respect thereto included herein. The selected consolidated financial data as of June 30, 1995, 1994, and 1993, and for the fiscal years ended June 30, 1994 and 1993 are derived from audited consolidated financial statements of the Company which are not included herein.

                                                                    FISCAL YEARS ENDED JUNE 30,
                                                  ---------------------------------------------------------------
                                                     1997         1996         1995         1994         1993
                                                  -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA
 (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues........................................  $   486,127  $   576,849  $   429,026  $   328,882  $   281,732
Cost of sales...................................      323,067      351,046      278,202      219,944      202,684
                                                  -----------  -----------  -----------  -----------  -----------
Gross profit....................................      163,060      225,803      150,824      108,938       79,048
Selling and administrative expense..............      105,954      102,129       82,328       69,008       62,637
Research and development expense................       35,495       26,967       20,108       16,381       14,083
Impairment of assets and restructuring charge...       71,000      --           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------
Operating profit (loss).........................      (49,389)      96,707       48,388       23,549        2,328
Interest expense, net...........................       (4,015)        (394)        (377)      (3,625)      (2,250)
Other income (expense), net.....................          714         (383)        (544)      (1,050)      (2,675)
                                                  -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes...............      (52,690)      95,930       47,467       18,874       (2,597)
Provision (benefit) for income taxes............       (9,484)      29,451        8,069        3,160          436
                                                  -----------  -----------  -----------  -----------  -----------
Net income (loss)...............................  $   (43,206) $    66,479  $    39,398  $    15,714  $    (3,033)
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Net income (loss) per share (1).................  $     (0.84) $      1.29  $      0.84  $      0.38  $     (0.08)
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------
Average common and common equivalent shares
 outstanding (1)................................       51,307       51,384       47,020       40,856       40,174
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

                                                                            AT JUNE 30,
                                                  ---------------------------------------------------------------
                                                     1997         1996         1995         1994         1993
                                                  -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA (IN THOUSANDS)(2)
Working capital.................................  $   203,216  $   178,072  $   127,751  $    67,165  $    58,116
Total assets....................................      679,753      629,079      496,184      330,574      278,448
Short-term debt.................................       31,820       23,570       25,235       33,310       27,539
Long-term debt, less current maturities.........      143,164       47,994       23,881       26,817       11,810
Stockholders' equity............................      381,715      421,213      345,181      202,943      186,074

------------------------
(1) Adjusted to reflect the two-for-one stock split declared on November 20, 1995.

(2) Certain reclassifications have been made to previously reported amounts to conform with current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain items included in selected financial data as a percentage of revenues.

                                                                         FISCAL YEARS ENDED
                                                                              JUNE 30,
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Revenues.........................................................      100.0%     100.0%     100.0%
Cost of sales....................................................       66.5       60.9       64.8
                                                                   ---------  ---------  ---------
Gross profit.....................................................       33.5       39.1       35.2
Selling and administrative expense...............................       21.8       17.7       19.2
Research and development expense.................................        7.3        4.7        4.7
Impairment of assets and restructuring charge....................       14.6         --         --
                                                                   ---------  ---------  ---------
Operating profit (loss)..........................................      (10.2)      16.7       11.3
Interest expense, net............................................       (0.8)      (0.1)      (0.1)
Other income (expense), net......................................        0.1       (0.1)      (0.1)
                                                                   ---------  ---------  ---------
Income (loss) before income taxes................................      (10.9)      16.5       11.1
Provision (benefit) for income taxes.............................       (2.0)       5.0        1.9
                                                                   ---------  ---------  ---------
Net income (loss)................................................       (8.9)%      11.5%       9.2%
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

1997 COMPARED WITH 1996

    Revenues for fiscal 1997 decreased 15.7% to $486.1 million from $576.8 million in the prior year. This reflected an approximate 20% price reduction on roughly 50% of the Company's products and aggressive efforts, principally by distributors, to reduce inventory levels, partially offset by increases in revenue attributed to new products. Changes in foreign exchange rates negatively impacted revenues by $9.3 million. Revenues for fiscal 1997 included $20.3 million of net patent royalties compared to $16.3 million in the prior year, reflecting royalties associated with the issuance of new Japanese patents under the Company's power MOSFET technology.

    In fiscal 1997 gross profit was $163.1 million (33.5% of revenues) versus $225.8 million (39.1% of revenues) in fiscal 1996. Current year gross profit margins reflected lower dollar volumes, an approximate 20% price reduction on roughly 50% of the Company's products, and fixed overhead expense scaled to anticipated higher revenue levels.

    Selling and administrative expense was $106.0 million (21.8% of revenues) in fiscal 1997 versus $102.1 million (17.7% of revenues) in fiscal 1996. The Company's current-year spending ratio reflected lower-than-expected revenues.

    In fiscal 1997, the Company's research and development expenditures increased $8.5 million to $35.5 million (7.3% of revenues) from $27.0 million (4.7% of revenues) in fiscal 1996. Revenue from new products increased 33% over the prior year level, and new products accounted for 33% of fiscal 1997 revenue compared to 21% of fiscal 1996 revenue.

    In fiscal 1997, net interest expense increased $3.6 million from the prior year. The increase was due to increased interest expense incurred on higher average debt balances over the prior year, partially offset by small increases in interest capitalized on construction in progress and interest income on investments.

    Changes in foreign currency exchange rates negatively impacted net income by $1.1 million in fiscal 1997 but had no significant impact on net income in fiscal 1996.

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

    In fiscal 1996, the Company's research and development expenditures increased $6.9 million to $27.0 million (4.7% of revenues) from $20.1 million (4.7% of revenues) in the prior period. Research and development activities were focused on the advancement and diversification of the HEXFET product line and expansion of the related IGBT products, the development of high voltage control integrated circuits and complementary components that work in combination with HEXFETs and IGBTs to improve system performance.

    Net interest expense and net other expense were essentially unchanged in fiscal 1996 from fiscal 1995.

SEASONALITY

    The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company maintained cash and cash equivalent balances of $36.6 million and $16.9 million of short-term investments. Cash in excess of operating requirements is maintained in the United States. In addition, the Company had established $71.1 million of domestic and foreign revolving lines of credit, against which $27.7 million had been borrowed. Based on covenant and collateral limitations, the Company had $37.9 million available for borrowing against these lines at June 30, 1997. Based on cash and cash equivalents on hand, short-term investments, and available financing, at June 30, 1997, the Company's liquidity was $91.4 million. At June 30, 1997, the Company had made purchase commitments for capital equipment of approximately $33.8 million.

    During fiscal 1998, the Company plans to spend approximately $120 million on capital expenditures for the continuing expansion of its global wafer fabrication and assembly capacity. The Company intends to fund these capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations, and as needed, from funds available from revolving credit, term loan and equipment financing facilities. The Company may also consider the use of funds from other external sources including, but not limited to, public or private offerings of debt or equity. The Company believes that its existing manufacturing capacity and planned capital expenditures of $120 million in fiscal 1998 are consistent with the Company's view of market needs over the next few years.

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

FOREIGN CURRENCY TRANSACTIONS

    Due to the global nature of its operations, the Company is subject to the effect of international currency fluctuations. In fiscal year 1997, over 50% of the Company's revenues were derived from sales in foreign markets. In the years ended June 30, 1997, 1996, and 1995, the Company recognized net foreign currency transaction gains of $902,000, $126,000, and $347,000, respectively.

    The Company manages potential foreign currency exposure by entering into forward contracts and currency options. These contracts are not speculative in nature, as the resulting gains or losses will offset any losses or gains on the underlying hedged transactions.

INCOME TAXES

    The Company's effective tax benefit in fiscal 1997 was approximately 18.0% due primarily to the higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit. The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates of approximately 30.7% and 17.0% in fiscal years 1996 and 1995, respectively, was attributable mainly to foreign sales corporation benefits, state credits, and other credits for 1996 and change in valuation allowance and research and development credits for 1995.

IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGE

    After an extensive review of its business model, the Company announced a restructuring program in May 1997 to strengthen its competitive position and accelerate growth by streamlining operations and administration. In connection with this program, the Company recognized a $75 million pretax charge in the fourth quarter of fiscal 1997. After tax, the charge was $58.6 million ($1.14 per share). Three key developments underlay the changes: 1) the successful transition to new production facilities allowed acceleration of the shift of production from older manufacturing lines and facilities to newer ones, 2) the new global order management and business process allowed the Company to consolidate order entry, customer support, inventory management, information systems, and finance activities, and 3) the new Development Center in El Segundo was essentially complete and ready for the transfer of research and development activity.

    About 150 positions were targeted for elimination in an initiative that will reduce payroll by over five percent and result in termination benefit payments of approximately $10 million. Certain assets were also devalued by $61 million, including older production facilities and information systems, and $4 million in inventories (principally raw materials) were written off to "Cost of sales."

    The restructuring program is expected to produce annual savings of about $20 million that fall directly through to operating profit. Savings are estimated to be approximately $5 million in the first half of fiscal 1998 and $10 million in the second half. The cost savings are expected to be divided evenly between cost of sales and selling and administrative expenses.

RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." This statement will be effective for the Company's fiscal quarter ending December 31, 1997. SFAS 128 will change the computation, presentation and disclosure requirements for earnings per share. SFAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities whose capital structure include convertible securities and options. Management does not believe that this pronouncement will have a material impact on its earnings per share amounts when adopted in fiscal 1998.

    On June 30, 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the impact, if any, of SFAS 130.

    Also on June 30, 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the impact, if any, of SFAS 131.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This Form 10-K Report contains statements that are not historical facts but are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and that can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, capacity installed might be under-utilized, capital spending may be slowed, and Company performance may be negatively impacted. Other risks and uncertainties that could negatively impact Company results include: risk of nonpayment of accounts receivable; risk of inventory obsolescence due to shifts in market demand; an increased rate of customer inventory adjustment; deferral of delivery dates, cancellations and returns; development and acceptance of new products and price pressures; availability and pricing of competitors' products; lower manufacturing yields; risks associated with foreign operations and foreign currency fluctuations; adverse results in litigation involving intellectual property; environmental claims; shareholder lawsuits; the successful implementation of the Company's announced restructuring program; the availability of cost effective sources of financing; and business and general economic conditions in the Company's markets around the world.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Accountants.........................................   18
Financial Statements
  Consolidated Statement of Operations for the Fiscal Years Ended June 30,
   1997, 1996, and 1995...................................................   19
  Consolidated Balance Sheet as of June 30, 1997 and 1996.................   20
  Consolidated Statement of Stockholders' Equity for the Fiscal Years
   Ended June 30, 1997, 1996, and 1995....................................   21
  Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30,
   1997, 1996, and 1995...................................................   22
  Notes to Consolidated Financial Statements..............................   23

Supporting Financial Statement Schedule:

SCHEDULE NO.                                                                PAGE
------------                                                                ----
       II     Valuation and Qualifying Accounts and Reserves for the
               Fiscal Years Ended June 30, 1997, 1996, and 1995...........  F-1

    Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
International Rectifier Corporation

    We have audited the accompanying consolidated financial statements and the financial statement schedule of International Rectifier Corporation and Subsidiaries as of June 30, 1997 and 1996, and for the fiscal years ended June 30, 1997, 1996, and 1995 as listed on the index on page 17 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the fiscal years ended June 30, 1997, 1996, and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Los Angeles, California
July 17, 1997

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Revenues...................................................................  $   486,127  $   576,849  $   429,026
Cost of sales..............................................................      323,067      351,046      278,202
                                                                             -----------  -----------  -----------
  Gross profit.............................................................      163,060      225,803      150,824
Selling and administrative expense.........................................      105,954      102,129       82,328
Research and development expense...........................................       35,495       26,967       20,108
Impairment of assets and restructuring charge (Note 4).....................       71,000      --           --
                                                                             -----------  -----------  -----------
  Operating profit (loss)..................................................      (49,389)      96,707       48,388
Other income (expense):
  Interest, net............................................................       (4,015)        (394)        (377)
  Other, net...............................................................          714         (383)        (544)
                                                                             -----------  -----------  -----------
Income (loss) before income taxes..........................................      (52,690)      95,930       47,467
Provision (benefit) for income taxes (Note 6)..............................       (9,484)      29,451        8,069
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................  $   (43,206) $    66,479  $    39,398
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Net income (loss) per share (Note 1).......................................  $     (0.84) $      1.29  $      0.84
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Average common and common equivalent shares outstanding (Note 1)...........       51,307       51,384       47,020
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN 000'S EXCEPT SHARE AMOUNTS)
                                     ASSETS

                                                                                           JUNE 30,     JUNE 30,
                                                                                             1997         1996
                                                                                          -----------  -----------
Current assets:
Cash and cash equivalents...............................................................  $    36,564  $    35,760
  Short-term investments................................................................       16,850       18,000
  Trade accounts receivable, less allowance for doubtful accounts ($1,043 in 1997 and
   $1,014 in 1996)......................................................................      125,481      126,341
  Inventories...........................................................................      115,754       82,852
  Deferred income taxes (Note 6)........................................................       18,800        9,801
  Prepaid expenses......................................................................        3,032        3,772
                                                                                          -----------  -----------
    Total current assets................................................................      316,481      276,526
Property, plant, and equipment, at cost, less accumulated depreciation ($144,852 in 1997
 and $160,167 in 1996)..................................................................      333,559      327,978
Other assets............................................................................       29,713       24,575
                                                                                          -----------  -----------
    Total assets........................................................................  $   679,753  $   629,079
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans (Note 2)...................................................................  $    12,710  $    13,302
  Long-term debt, due within one year (Note 2)..........................................       19,110       10,268
  Accounts payable......................................................................       40,332       41,645
  Accrued salaries, wages, and commissions..............................................       14,517       13,953
  Other accrued expenses................................................................       26,596       19,286
                                                                                          -----------  -----------
    Total current liabilities...........................................................      113,265       98,454
Long-term debt, less current maturities (Note 2)........................................      143,164       47,994
Other long-term liabilities.............................................................       28,982       42,262
Deferred income taxes (Note 6)..........................................................       12,627       19,156

Commitments and contingencies (Notes 8, 9, 10, 11, and 12)

Stockholders' equity (Notes 1 and 3):
  Common shares, $1 par value, authorized: 150,000,000; issued and outstanding:
   51,051,907 shares in 1997 and 50,821,277 shares in 1996..............................       51,052       50,821
  Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in
   1997 and 1996........................................................................      --           --
  Capital contributed in excess of par value of shares..................................      252,199      249,388
  Retained earnings.....................................................................       82,171      125,377
  Cumulative translation adjustments....................................................       (3,707)      (4,373)
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................      381,715      421,213
                                                                                          -----------  -----------
    Total liabilities and stockholders' equity..........................................  $   679,753  $   629,079
                                                                                          -----------  -----------
                                                                                          -----------  -----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                                CAPITAL
                                                              CONTRIBUTED
                                                               IN EXCESS
                                                                  OF
                                                    COMMON     PAR VALUE                CUMULATIVE
                                                    SHARES     OF SHARES    RETAINED    TRANSLATION
                                                   (NOTE 1)    (NOTE 1)     EARNINGS    ADJUSTMENTS     TOTAL
                                                   ---------  -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 1994...........................  $  40,705   $ 147,725   $    19,500   $  (4,987)  $   202,943
Issuance of common shares:
  417,400 -- exercise of stock options...........        417       1,351       --           --             1,768
  148,064 -- stock purchase plan.................        148         767       --           --               915
  9,090,000 -- stock offering....................      9,090      88,008       --           --            97,098
Tax benefits from exercise of stock options and
 stock purchase plan.............................     --           2,295       --           --             2,295
Net income for the year ended June 30, 1995......     --          --            39,398      --            39,398
Cumulative translation adjustments...............     --          --           --              764           764
                                                   ---------  -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 1995...........................     50,360     240,146        58,898      (4,223)      345,181
Issuance of common shares:
  339,090 -- exercise of stock options...........        339       3,073       --           --             3,412
  122,169 -- stock purchase plan.................        122       1,339       --           --             1,461
Tax benefits from exercise of stock options and
 stock purchase plan.............................     --           1,305       --           --             1,305
Tax benefits from exercise of warrants (Note
 3)..............................................     --           3,525       --           --             3,525
Net income for the year ended June 30, 1996......     --          --            66,479      --            66,479
Cumulative translation adjustments...............     --          --           --             (150)         (150)
                                                   ---------  -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 1996...........................     50,821     249,388       125,377      (4,373)      421,213
Issuance of common shares:
  48,440 -- exercise of stock options............         49         342       --           --               391
  182,190 -- stock purchase plan.................        182       2,306       --           --             2,488
Tax benefits from exercise of stock options and
 stock purchase plan.............................     --             163       --           --               163
Net loss for the year ended June 30, 1997........     --          --           (43,206)     --           (43,206)
Cumulative translation adjustments...............     --          --           --              666           666
                                                   ---------  -----------  -----------  -----------  -----------
BALANCE, JUNE 30, 1997...........................  $  51,052   $ 252,199   $    82,171   $  (3,707)  $   381,715
                                                   ---------  -----------  -----------  -----------  -----------
                                                   ---------  -----------  -----------  -----------  -----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN 000'S)

                                                                                FISCAL YEARS ENDED JUNE 30,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Cash flow from operating activities:
  Net income (loss).....................................................  $    (43,206) $     66,479  $     39,398
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.......................................        37,103        30,144        23,444
    Deferred income.....................................................          (718)        1,594          (524)
    Deferred income taxes...............................................       (15,500)       14,725        (1,178)
    Deferred compensation...............................................         3,170         3,015         1,471
    Impairment of assets and restructuring charge.......................        75,000       --            --
  Change in working capital (Note 1)....................................       (34,455)      (47,373)        3,707
                                                                          ------------  ------------  ------------
Net cash provided by operating activities...............................        21,394        68,584        66,318
                                                                          ------------  ------------  ------------
Cash flow from investing activities:
  Additions to property, plant, and equipment...........................       (99,762)     (112,275)     (106,902)
  Purchase of short-term investments....................................       (67,000)      (68,821)      (57,581)
  Proceeds from sale of short-term investments..........................        68,150        53,821        54,581
  Investment in other noncurrent assets.................................        (9,117)       (8,741)       (3,615)
                                                                          ------------  ------------  ------------
Net cash used in investing activities...................................      (107,729)     (136,016)     (113,517)
                                                                          ------------  ------------  ------------
Cash flow from financing activities:
  Proceeds from issuance of (payments on) short-term bank debt, net.....           518        (2,904)      (11,542)
  Proceeds from issuance of long-term debt..............................       119,329        36,495         9,435
  Payments on long-term debt and obligations under capital leases.......       (15,511)       (9,010)      (11,302)
  Net proceeds from issuance of common stock............................         2,879         4,873        99,781
  Increase (decrease) in other long-term liabilities to be financed with
   long-term debt.......................................................       (19,142)       20,295       --
  Other.................................................................          (970)        3,523        (1,979)
                                                                          ------------  ------------  ------------
Net cash provided by financing activities...............................        87,103        53,272        84,393
                                                                          ------------  ------------  ------------
Effect of exchange rate changes on cash and cash
 equivalents............................................................            36          (900)          575
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents....................           804       (15,060)       37,769
Cash and cash equivalents beginning of year.............................        35,760        50,820        13,051
                                                                          ------------  ------------  ------------
Cash and cash equivalents end of year...................................  $     36,564  $     35,760  $     50,820
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    International Rectifier Corporation ("IR" or "Company") designs, manufactures, and markets power semiconductors which switch or condition electricity at relatively high voltage and current levels. The Company's products are used in major market sectors including automobiles, computer/ peripherals, office equipment, consumer electronics, lighting, communications, and industrial.

    IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which are located in Europe, Mexico, the Far East, and South East Asia. All material intercompany transactions have been eliminated.

    FISCAL YEAR

    Fiscal years 1997, 1996, and 1995 consist of 52 weeks ending June 29, June 30, and July 2, respectively. For convenience, all references herein to fiscal years are to fiscal years ended June 30.

    REVENUE RECOGNITION

    The Company recognizes revenues from product sales to all customers, including distributors, at the time of shipment.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheet have been translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Unrealized translation adjustments do not affect the results of operations and are reported as a separate component of stockholders' equity. In fiscal 1997, 1996, and 1995, the Company recognized foreign currency transaction gains of $902,000, $126,000, and $347,000, respectively.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

    ADVERTISING

    The Company reports the costs of all advertising as expenses in the periods in which those costs are incurred. The Company shares portions of certain distributors' advertising expenses through cooperative advertising arrangements. In fiscal 1997, 1996, and 1995, the Company spent approximately $4,078,000, $1,667,000, and $1,174,000, respectively, on advertising.

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

    U.S. income taxes have not been provided on approximately $26,035,000 of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK SPLIT

    On November 20, 1995, the Board of Directors declared a two-for-one split of the Company's common stock. Shares were distributed on December 22, 1995 to stockholders of record on December 1, 1995. Stockholders' equity has been retroactively restated for all periods presented by reclassifying from Capital Contributed in Excess of Par Value of Shares to Common Shares, the par value of the additional shares arising from the split. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and market prices of the Company's common stock have been restated to reflect the split.

    EARNINGS PER SHARE

    Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 807,679 and 486,112 were utilized in the computation of earnings per share in 1996 and 1995, respectively. No common stock equivalents for stock options were used in 1997 as the impact would have been anti-dilutive.

    STATEMENT OF CASH FLOWS

    The Company invests excess cash from operations in investment grade money market instruments. The Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents. Components in the change in working capital for the fiscal years ended June 30, 1997, 1996, and 1995 were comprised of the following (000's):

                                             1997        1996        1995
                                          ----------  ----------  ----------
Trade accounts receivable, net..........  $     (929) $  (35,760) $  (23,938)
Inventories.............................     (35,643)     (9,890)        613
Prepaid expenses........................         764      (1,713)        737
Accounts payable........................        (847)     (6,457)     16,787
Accrued salaries, wages, and
 commissions............................         791       2,288       1,277
Other accrued expenses..................       1,409       4,159       8,231
                                          ----------  ----------  ----------
                                          $  (34,455) $  (47,373) $    3,707
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

    Supplemental disclosures of cash flow information (000's):

                                            1997       1996       1995
                                          ---------  ---------  ---------
Cash paid during the year for:
  Interest..............................  $   8,633  $   4,489  $   4,578
  Income taxes..........................      3,096     15,760      3,879
Interest capitalized....................      1,870      1,371      2,164

Non cash financing activity:
  Assets acquired through capital
   leases...............................     --         --            792

    SHORT-TERM INVESTMENTS

    The Company's short-term investments consist of investment grade money market instruments. All of the Company's investments have original maturities of less than one year. In accordance with the criteria established by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all investments have been classified

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) as "available-for-sale." The Company utilizes the specific identification method for determining the cost of the investments. At June 30, 1997 and 1996 the cost of the investments approximates the market value.

    INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at June 30, 1997 and 1996 were comprised of the following (000's):

                                             1997        1996
                                          -----------  ---------
Raw materials...........................  $    25,002  $  20,203
Work-in-process.........................       56,749     40,895
Finished goods..........................       34,003     21,754
                                          -----------  ---------
                                          $   115,754  $  82,852
                                          -----------  ---------
                                          -----------  ---------

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, or the units of production method based upon the estimated output of the equipment. Depreciation expense for the fiscal years ended June 30, 1997, 1996, and 1995 was $34,916,000, $28,958,000, and
$21,819,000, respectively. Property, plant, and equipment at June 30, 1997 and 1996 were comprised of the following (000's):

                                              1997          1996
                                          ------------  ------------
Buildings and improvements..............  $    103,235  $     75,863
Equipment...............................       297,960       331,712
Construction in progress................        68,395        72,595
Less accumulated depreciation...........      (144,852)     (160,167)
                                          ------------  ------------
                                               324,738       320,003
Land....................................         8,821         7,975
                                          ------------  ------------
                                          $    333,559  $    327,978
                                          ------------  ------------
                                          ------------  ------------

    Property, plant, and equipment at June 30, 1997 has been adjusted to reflect the $61,000,000 asset impairment taken in connection with the Company's restructuring program (see Note 4. Impairment of Assets and Restructuring Charge).

    Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant, and equipment at June 30, 1997 and 1996 were as follows (000's):

                                             1997        1996
                                          ----------  ----------
Equipment...............................  $   48,513  $   59,458
Less accumulated depreciation...........     (33,504)    (40,744)
                                          ----------  ----------
                                          $   15,009  $   18,714
                                          ----------  ----------
                                          ----------  ----------

    Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 1997, 1996, and 1995, repairs and maintenance costs were $16,016,000, $16,620,000, and $11,977,000, respectively.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INTANGIBLE ASSETS

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

    FINANCIAL INSTRUMENTS

    The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company enters into forward contracts and currency options to hedge certain foreign currency denominated receivables and payables from its foreign subsidiaries. The related gains and losses on these contracts are included in "Other income (expense)." The Company does not hold or issue financial instruments for trading purposes.

    Forward contracts outstanding at June 30, 1997 had maturities of less than three months and were denominated in the British Pound Sterling, French Franc, Italian Lira, and Japanese Yen. Counterparties to the transactions were large financial institutions. At June 30, 1997, the Company had $24,800,000 outstanding in forward contracts and had no outstanding currency options.

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

    STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record stock-based employee compensation plans at fair value. The Company has elected to continue accounting for stock-based compensation in accordance with APB No. 25 and is providing the required disclosures under SFAS No. 123 in the notes to consolidated financial statements.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Share." This statement will be effective for the Company's fiscal quarter ending December 31, 1997. SFAS 128 will change the computation, presentation and disclosure requirements for earnings per share. SFAS 128 requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities whose capital structure include convertible securities and options. Management does not believe that this pronouncement will have a material impact on its earnings per share amounts when adopted in fiscal 1998.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    On June 30, 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the impact, if any, of SFAS 130.

    Also on June 30, 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the impact, if any, of SFAS 131.

    RECLASSIFICATION

    Certain reclassifications have been made to previously reported amounts to conform with the current year presentation.

2.  BANK LOANS AND LONG-TERM DEBT
    In June 1997, the Company renewed its $10,000,000 unsecured credit facility with Nationsbank of Texas, N.A. The expiration of this facility was extended to June 4, 1998. Including existing facilities of $30,000,000 with two other banks, the Company had a total of $40,000,000 in domestic unsecured credit facilities. At June 30, 1997, there was $15,000,000 in outstanding borrowings under these facilities at a weighted average interest rate of 6.75%. Based on the repayment terms under these facilities, the outstanding borrowings were classified as "Long-term bank debt" in the balance sheet. The Company also had established $84,700,000 in four unsecured term loan facilities with three separate banks. At June 30, 1997, $84,700,000 was outstanding under these facilities. The Company's domestic unsecured credit facilities and term loan facilities all contain the same financial covenants and ratios which affect the availability of funds and prohibit the Company from paying cash dividends.

    The Company had an additional $31,100,000 of revolving credit facilities at foreign locations. The interest rates on borrowings from these facilities range from 1.35% to 10.0% at June 30, 1997. Under the terms of the agreements, the availability of funds is affected by various financial covenants and collateral requirements. At June 30, 1997, $12,700,000 was outstanding under these foreign facilities at a weighted average interest rate of 4.6%.

    Based on covenant and collateral limitations under the above revolving credit facilities, the Company had an additional $37,900,000 available for borrowing at June 30, 1997.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  BANK LOANS AND LONG-TERM DEBT (CONTINUED)
    The following is a summary of the Company's long-term debt and other loans at June 30, 1997 and 1996 (000's):

                                                                                              1997        1996
                                                                                           -----------  ---------
Capitalized lease obligations payable in varying monthly installments primarily at rates
 from 6.0% to 10.7%......................................................................  $     5,273  $   9,285
Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 6.4% to 8.7%,
 due in 1998 through 2002................................................................       39,836     17,199
Domestic unsecured bank loans payable in varying monthly installments at rates from 6.3%
 to 6.8%, due in 1998 through 2002.......................................................       99,700     19,700
Foreign bank loans collateralized by property and/or equipment, payable in varying
 monthly installments at rates from 8.0% to 10.8%, due in 1998 through 2000..............        3,459      4,743
Foreign unsecured bank loans payable in varying monthly installments at rates from 2.6%
 to 8.4%, due in 1998 through 2006.......................................................       14,006      7,335
                                                                                           -----------  ---------
                                                                                               162,274     58,262
Less current portion of long-term debt...................................................      (19,110)   (10,268)
                                                                                           -----------  ---------
                                                                                           $   143,164  $  47,994
                                                                                           -----------  ---------
                                                                                           -----------  ---------

    The increase in long-term debt in fiscal 1997 was primarily due to the financing of capital expenditures for the continuing expansion of the Company's global wafer fabrication and assembly capacity.

    Principal payments on long-term debt are as follows: 1998 $19,110,000; 1999 $40,883,000; 2000 $37,728,000; 2001 $48,634,000; 2002 $12,344,000; and
$3,575,000 thereafter.

    During fiscal years 1997, 1996, and 1995, the Company incurred interest expense of $9,227,000, $4,851,000, and $5,098,000, respectively.

    In accordance with SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," the fair values of the Company's long-term debt has been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's loans approximate their fair values.

3.  CAPITAL STOCK

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has an employee stock purchase plan ("ESPP"). Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value. During fiscal 1997 and 1996, 182,190 and 122,169 shares were purchased at weighted average exercise prices of $13.66 and $11.96, respectively. During fiscal 1995, 148,064 shares were purchased at an aggregate purchase price of $915,000. Shares authorized under this plan that remained unissued were 1,657,541, 1,839,731, and 1,961,942 at June 30, 1997, 1996, and
1995, respectively. The weighted average fair value of ESPP options granted in 1997 and 1996 were $5.54 and $4.46 per share, respectively.

    STOCK OPTION PLANS

    The Company has two stock option plans, the 1984 and 1992 plans, as amended. Under these plans, options to purchase shares of the Company's common stock are issued to key employees as well as members of the Company's Board of Directors. Options are issued at 100% of the fair value of the

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  CAPITAL STOCK (CONTINUED)
Company's common stock at the date of grant and become exercisable in annual installments of 20%, beginning on the first anniversary date. The 1984 plan has expired. Exercisable options outstanding under the 1984 plan expire between August 1997 and June 1999. The 1992 plan provides for an increase in shares available for grant under the plan by 1.5% of total common stock outstanding on January 1 of each year. On January 1, 1997, 1996, and 1995, 764,078, 757,165, and 748,422 shares, respectively, were added to the plan. During fiscal years 1997, 1996, and 1995, 2,400, 400, and 8,150 shares, respectively, expired under the 1984 plan.

    On November 25, 1996, the stockholders of the Company approved an amendment to the stock option plan of 1992. The Amended and Restated Stock Incentive Plan of 1992 (the "Plan") broadens the types of stock-based awards that may be granted (under the 1992 Plan only non-qualified options could be granted), extends the term of the 1992 Plan for three years to December 31, 2002, retains the provision for the annual increase in shares of the Company's common stock available for grant of 1.5% of outstanding shares, increases the maximum number of shares that may be granted to non-employee directors from 100,000 to 120,000 (including an annual grant of 5,000 shares to each such director), reduces the holding period for full vesting of certain non-employee director options from one year to six months, and generally provides the committee of the Board of Directors that administers the Plan with substantial powers and discretion. During fiscal 1997, only non-qualified options were issued under the Plan.

    A summary of the status of options under the 1992 and 1984 plans is as follows:

                                                        WEIGHTED
                                                         AVERAGE
                                                         OPTION
                                                        EXERCISE    WEIGHTED AVERAGE
                                                        PRICE PER    GRANT DATE FAIR
                                            SHARES        SHARE      VALUE PER SHARE
                                          -----------  -----------  -----------------
Outstanding, June 30, 1994..............    1,362,400   $    6.98          --
  Options granted.......................      676,200       12.00
  Options exercised.....................     (417,400)       4.24          --
  Options expired or canceled...........      (16,800)       6.28          --
                                          -----------
Outstanding, June 30, 1995..............    1,604,400        9.82          --
  Options granted.......................      581,825       19.25            9.86
  Options exercised.....................     (339,090)      10.06          --
  Options expired or canceled...........       (7,200)      13.60          --
                                          -----------
Outstanding, June 30, 1996..............    1,839,935       12.75          --
  Options granted.......................    1,018,000       17.49            7.99
  Options exercised.....................      (48,440)       8.08          --
  Options expired or canceled...........      (11,310)      14.69          --
                                          -----------
Outstanding, June 30, 1997..............    2,798,185   $   14.55          --
                                          -----------
                                          -----------

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  CAPITAL STOCK (CONTINUED)
    The following table summarizes significant option groups outstanding at June 30, 1997 and related weighted average price and life information:

                                   OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                      ----------------------------------------------  ----------------------------
                                         WEIGHTED        WEIGHTED        NUMBER        WEIGHTED
                          NUMBER          AVERAGE         AVERAGE      EXERCISABLE      AVERAGE
      RANGE OF        OUTSTANDING AT     REMAINING       EXERCISE          AT          EXERCISE
   EXERCISE PRICE     JUNE 30, 1997    LIFE (YEARS)        PRICE      JUNE 30, 1997      PRICE
--------------------  --------------  ---------------  -------------  -------------  -------------
$     4.50 to $ 6.94        130,760            5.4       $    6.03          89,720     $    6.01
      7.00 to  10.31        548,200            7.0            8.05         218,400          8.06
     11.19 to  16.75        958,175            8.3           13.46         226,805         13.00
     17.44 to  23.81      1,161,050            9.1           19.47          93,360         19.82
                      --------------                                  -------------
$     4.50 to $23.81      2,798,185            8.2       $   14.55         628,285     $   11.30
                      --------------                                  -------------
                      --------------                                  -------------

    Additional information relating to the 1992 and 1984 plans at June 30, 1997, 1996, and 1995 is as follows:

                                             1997         1996         1995
                                          -----------  -----------  -----------
Options exercisable.....................      628,285      379,230      379,280
Options available for grant.............      710,278      955,290      773,150
Total reserved common stock shares for
 stock option plans.....................    3,508,463    2,795,225    2,377,550

    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                             1997         1996
                                          -----------  -----------
Expected life (years)...................          5            5
Interest rate...........................       6.43%        6.19%
Volatility..............................      49.95%       49.95%
Dividend yield..........................          0%           0%

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation programs. Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income (loss) and net income (loss) per share would approximate the following (000's except per share data):

                                             1997       1996
                                          ----------  ---------
Net income (loss)
  As reported...........................  $  (43,206)   $66,479
  Pro forma.............................     (45,273)    65,851
Net income (loss) per share
  As reported...........................  $    (0.84)     $1.29
  Pro forma.............................       (0.88)      1.28

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996. The Company anticipates grants of additional awards in future years.

    WARRANTS

    In connection with an April 24, 1991 public offering of the Company's common stock, 700,000 warrants previously issued by the Company were exercised and sold as part of the total shares offered. The difference between the exercise price of the warrants and the public offering price of the stock was

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  CAPITAL STOCK (CONTINUED)
treated as expense to the Company for federal and state income tax purposes. In fiscal year 1996, the income tax benefit of approximately $3,525,000 relating to the exercise of the warrants was credited to "Capital Contributed in Excess of Par Value."

4.  IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGE
    Operating loss for fiscal 1997 included total charges of $75,000,000, comprised of $10,000,000 related to a restructuring program designed to improve the Company's competitive position and further accelerate growth and earnings, $61,000,000 for the write-down of long-lived assets, and a $4,000,000 write-down of inventory included in "Cost of Sales."

    The key components of the restructuring program include transferring manufacturing operations into more advanced facilities, moving research and development activity into a new state-of-the-art facility, consolidating administrative and service functions, and reducing current payroll by more than five percent. As a result of this program, the Company expects to eliminate approximately 150 positions by the end of 1998 and pay an estimated $10,000,000 in termination benefits.

    The asset impairment loss of $61,000,000 consists principally of the write-down of older production facilities and information systems, and results from the evaluation of the Company's ability to recover asset costs after an extensive review of its business model. The $4,000,000 inventory write-down consists mainly of raw materials associated with the impaired production facilities.

    The asset impairment loss was determined by comparing the estimated future cash flows associated with each long-lived asset or group thereof, as appropriate, to the carrying amount of such asset or group of assets. An impairment loss was recognized when the sum of such estimated future cash flows was less than the carrying amount of such assets or groups of assets. The amount of the impairment loss was the excess of the carrying amount of the impaired asset over the fair value of the asset. Generally, fair value represents the Company's expected future cash flows from the use of the asset or group of assets, discounted at a rate commensurate with the risks involved.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS
    The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Revenues from unaffiliated customers is based on the location of the customer. Geographic segment information, including sales and transfers between geographic areas, for the fiscal years ended June 30, 1997, 1996, and 1995 is presented below (000's):

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Revenues from Unaffiliated Customers
  United States.........................................................  $    219,717  $    250,252  $    186,777
  Europe................................................................       118,098       158,853       122,391
  Asia..................................................................       127,984       151,482       110,115
  Unallocated royalties.................................................        20,328        16,262         9,743
                                                                          ------------  ------------  ------------
    Total...............................................................  $    486,127  $    576,849  $    429,026
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Transfers between Geographic Areas
  United States.........................................................  $     73,637  $     60,694  $     47,196
  Europe................................................................       112,434       134,395        82,439
  Asia..................................................................        91,097        97,238        69,418
                                                                          ------------  ------------  ------------
    Total...............................................................  $    277,168  $    292,327  $    199,053
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Total Revenues
  United States.........................................................  $    293,354  $    310,946  $    233,973
  Europe................................................................       230,532       293,248       204,830
  Asia..................................................................       219,081       248,720       179,533
  Intersegment eliminations.............................................      (277,168)     (292,327)     (199,053)
  Unallocated royalties.................................................        20,328        16,262         9,743
                                                                          ------------  ------------  ------------
    Total...............................................................  $    486,127  $    576,849  $    429,026
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Operating Profit (Loss)
  United States.........................................................  $    (58,707) $     82,276  $     38,924
  Europe................................................................         2,578         6,704         7,428
  Asia..................................................................         6,740         7,727         2,036
                                                                          ------------  ------------  ------------
    Total...............................................................  $    (49,389) $     96,707  $     48,388
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Identifiable Assets
  United States (1).....................................................  $    433,684  $    362,497  $    269,737
  Europe................................................................       121,311       123,994        93,517
  Asia..................................................................        66,405        43,327        35,765
                                                                          ------------  ------------  ------------
    Total...............................................................  $    621,400  $    529,818  $    399,019
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
U.S. Export Sales to Unaffiliated Customers by Destination of Sale
  Europe................................................................  $      3,339  $     19,863  $      9,231
  Asia..................................................................        14,611        24,762        18,026
  Other.................................................................         5,785         2,830         3,345
                                                                          ------------  ------------  ------------
    Total...............................................................  $     23,735  $     47,455  $     30,602
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

------------------------
(1) Excluding general corporate assets.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  INCOME TAXES

    Income (loss) before income taxes for the fiscal years ended June 30, 1997, 1996, and 1995 is as follows (000's):

                                             1997       1996        1995
                                          ----------  ---------  ----------
Operations:
  Domestic..............................  $  (59,536) $  86,231  $   39,719
  Foreign...............................       6,846      9,699       7,748
                                          ----------  ---------  ----------
                                          $  (52,690) $  95,930  $   47,467
                                          ----------  ---------  ----------
                                          ----------  ---------  ----------

    The provision (benefit) for income taxes for the fiscal years ended June 30, 1997, 1996, and 1995 consists of (000's):

                                                               1997       1996       1995
                                                            ----------  ---------  ---------
Current income taxes:
  Domestic................................................  $   (2,666) $  16,948  $   6,356
  Foreign.................................................       8,710      2,593      2,874
                                                            ----------  ---------  ---------
                                                                 6,044     19,541      9,230
                                                            ----------  ---------  ---------
Deferred income taxes:
  Domestic................................................     (16,312)     8,695     (1,458)
  Foreign.................................................         784      1,215        297
                                                            ----------  ---------  ---------
                                                               (15,528)     9,910     (1,161)
                                                            ----------  ---------  ---------
Total provision (benefit).................................  $   (9,484) $  29,451  $   8,069
                                                            ----------  ---------  ---------
                                                            ----------  ---------  ---------

    Deferred taxes result primarily from temporary differences relating to depreciation, financial statement reserves, and state taxes.

    The Company's effective tax rate (benefit) on pretax income (loss) differs from the U.S. Federal Statutory tax rate for the fiscal years ended June 30, 1997, 1996, and 1995 as follows:

                                                                 1997         1996         1995
                                                              -----------  -----------  -----------
Statutory tax rate (benefit)................................      (35.0)%       35.0%        35.0%
Change in valuation allowance...............................      --           --           (21.7)
Foreign tax differential....................................       14.4          1.4          1.8
Foreign tax credit benefit..................................       (1.7)        (2.0)        (1.8)
Foreign sales corporation benefit...........................      --            (0.8)       --
State taxes, net of federal tax benefit.....................       (0.6)        (1.2)         1.0
Other tax credits...........................................       (0.4)       --            (1.2)
Accrual without tax effect..................................        5.0        --           --
Other, net..................................................        0.3         (1.7)         3.9
                                                                  -----        -----        -----
                                                                  (18.0)%       30.7%        17.0%
                                                                  -----        -----        -----
                                                                  -----        -----        -----

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  INCOME TAXES (CONTINUED)
    The major components of the net deferred tax asset (liability) as of June 30, 1997 and 1996 are as follows (000's):

                                                                          1997        1996
                                                                       ----------  ----------
Deferred tax liabilities:
  Depreciation.......................................................  $  (33,460) $  (22,638)
  Effect of state taxes..............................................      (1,917)     (1,415)
  Other..............................................................      (1,473)       (435)
                                                                       ----------  ----------
  Total deferred tax liabilities.....................................     (36,850)    (24,488)
                                                                       ----------  ----------
Deferred tax assets:
  Reserves for books, not deducted...................................       9,166      10,334
  Credit carryovers..................................................      13,569       3,844
  Impairment of assets and restructuring charge......................      20,769      --
  Inventory adjustment...............................................       2,991         808
  Other..............................................................       1,398         147
                                                                       ----------  ----------
  Total deferred tax assets..........................................      47,893      15,133
  State valuation allowance..........................................      (4,870)     --
                                                                       ----------  ----------
Net deferred tax asset (liability)...................................  $    6,173  $   (9,355)
                                                                       ----------  ----------
                                                                       ----------  ----------

    During fiscal 1997, the Company has an estimated federal net operating loss ("NOL") of $33,600,000, which will be a carryback to prior years and result in a refund of approximately $6,700,000. After the NOL carryback, the Company has approximately $4,500,000 and $900,000, respectively, of research and development and foreign tax credit carryforwards available to reduce income taxes otherwise payable, which expire from 2000 to 2011. In addition, the Company has approximately $1,100,000 of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax, and a $7,000,000 state tax credit, before valuation allowance, which expires from 2004 to 2005.

    Realization of deferred tax assets associated with state tax credits and temporary differences is dependent upon generating sufficient taxable income. Management believes that there is a risk that certain of these credits may expire unused and certain future deductible items may result in no benefit and, accordingly, has established a valuation allowance of $4,900,000 against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

7.  PROFIT SHARING AND RETIREMENT PLANS
    The Company has established defined contribution plans for all eligible employees. The Profit Sharing and Retirement Plan provided for contributions by the Company in such amounts as the Board of Directors determined annually. Effective November 1, 1996, the Company elected to terminate its Profit Sharing and Retirement Plan in order to focus on improvements in its voluntary Retirement Savings Plan (401K). Employees and former employees not fully vested at time of the plan termination became 100% vested and were given various distribution options as defined by ERISA. Under the established Retirement Savings Plan (401K), the Company made an annual contribution for each participating employee of up to $1,200 in fiscal years 1997 and 1996 and up to $600 in fiscal year 1995. Combined plan contributions by the Company totaled $1,365,000, $1,021,000, and $1,027,000 for fiscal years 1997, 1996, and 1995, respectively.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  ENVIRONMENTAL MATTERS
    Federal, state, and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals, and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), its former pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under CERCLA. The lawsuit against the Company, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. In June 1995, the Company was named among others as a party defendant in Federal Court apparently in connection with a third consent decree with respect to the OII Site. The Company received a letter (dated July 25, 1995) from the U.S. Department of Justice offering to settle claims against Rachelle relating to the first three elements of clean-up work at the OII Site for the sum of $4,953,148 (the final remedy assessment has not yet been made). This settlement offer expired by its terms on September 1, 1995. The Company also received a separate letter from the EPA dated July 25, 1995, with respect to International Rectifier only, notifying the Company that it may qualify for a settlement with de minimis generators under CERCLA Section 122(g). The Company has received no further communications in this regard.

    On August 7, 1995, the Company received a Supplemental Information Request from the EPA, directed to Rachelle. In its response, dated October 20, 1995, the Company explained that none of the wastes generated by Rachelle were hazardous. The Company has received no further communications in connection with the Supplemental Information Request.

    Claims have been made with the Company's insurers with respect to the OII site matter, which the insurers have not accepted. There can be no assurance that the insurance coverage attaches to these claims. The Company does not believe that either it or Rachelle is responsible for the disposal at the OII site of any material constituting hazardous substances under CERCLA. Although the ultimate resolution of this matter is unknown, the Company believes that it will not have a material adverse impact on its financial position.

    In May 1993, the Company purchased property from its Employee Profit Sharing and Retirement Plan. It was determined that the property required clean-up of seepage from a storage tank. The Company commenced the clean-up in fiscal year 1994 and completed it in fiscal year 1997. The total cost thereof ($585,000) has been capitalized as additional costs of the property.

    On July 18, 1994, the Company received a letter from the State of Washington Department of Ecology ("Department") notifying the Company of a proposed finding that the Company is a potentially liable person ("PLP") for alleged PCE contamination (also known as perchloroethylene, tetrachloroethylene, and other names) of real property and groundwater in Yakima County, Washington. The letter alleged that the Company arranged for disposal or treatment of the PCE or arranged with a transporter for the disposal or treatment of the PCE in Yakima County. The Company replied by a letter dated August 11, 1994, stating that it has not contributed to PCE or other solvent contamination at the Yakima County site (resulting from sending carbon canisters for regeneration to a facility in the county) and that it should not be designated a PLP. On October 11, 1994, the Company

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  ENVIRONMENTAL MATTERS (CONTINUED)
received a letter from the Department notifying the Company of its finding that the Company is a PLP in the above matter. The Company settled this matter with the Department by the payment of $51,906 in July 1997. No further costs are expected to be incurred in connection with the alleged PCE contamination.

    The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company, in June 1995, joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $3,100,000 and $4,000,000, of which between $12,000 and $15,000 is presently expected to be allocated to the Company. However, the ultimate cost borne by the Company will depend on the extent of the clean-up undertaken by the group and the actual clean-up costs and the final allocation scheme agreed upon by the group.

9.  COMMITMENTS
    The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 1997 are as follows (000's):

                                                            CAPITAL   OPERATING      TOTAL
FISCAL YEARS                                                LEASES     LEASES     COMMITMENTS
---------------------------------------------------------  ---------  ---------  -------------
1998.....................................................  $   4,326  $   4,258   $     8,584
1999.....................................................      1,256      2,814         4,070
2000.....................................................         21      1,905         1,926
2001.....................................................     --          1,638         1,638
2002.....................................................     --          1,034         1,034
Later years..............................................     --          2,543         2,543
Less imputed interest....................................       (330)    --              (330)
                                                           ---------  ---------  -------------
Total minimum lease payment..............................  $   5,273  $  14,192   $    19,465
                                                           ---------  ---------  -------------
                                                           ---------  ---------  -------------

    Total rental expense on all operating leases charged to income was $8,552,000, $8,193,000, and $7,965,000 in fiscal years 1997, 1996, and 1995, respectively.

10. INTELLECTUAL PROPERTY RIGHTS
    Certain of the Company's fundamental power MOSFET patents have been subjected, and continue to be subjected, to reexamination in the United States Patent and Trademark Office ("PTO"). The patents subject to reexamination are fundamental to the Company's MOS transistors and their loss would allow competitors to use currently patented features of the Company's MOS transistor technology without liability for infringement of those patents. The following patents of the Company are currently undergoing reexamination in the PTO:
4,642,666; 4,959,699; 5,008,725; 5,130,767; and 4,593,302.

11. LITIGATION
    On May 22, 1997, the Company entered into an agreement with SGS-Thomson Microelectronics, Inc. ("SGS") settling all outstanding litigation in the United States and Great Britain between the Company and SGS and its affiliated companies relating to MOSFET, IGBT, and IC patents on the basis of world-wide cross licenses. The agreement superseded the former agreement between the Company and SGS, which was limited to the United States. The new agreement provides for continued payment of royalties by SGS on certain sales in the United States and provides for the payment of royalties by SGS on certain sales in Japan.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. LITIGATION (CONTINUED)
    The Company and certain of its directors and officers have been named as defendants in three class action lawsuits filed in Federal District Court in California. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. The complaints generally allege that the Company and the other defendants made materially false statements or omitted to state material facts in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures Due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities as defendants.

    The Court on March 31, 1997 rendered its decision on a motion for summary judgment brought by the Company and certain of its directors and officers. The Court issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and was denied as to other such claims. The Court also granted the summary judgment motion brought by the underwriters.

    Although the Company believes that the remaining claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's financial condition and results of operations. Trial of this action against the Company is scheduled for January 1998.

    No provision for any liability that may result upon adjudication of these matters has been made in the consolidated financial statements.

    The Company is currently involved in other litigation arising in the normal course of business. Management does not believe that the ultimate resolution of such litigation will have a material adverse impact on the financial position of the Company (also see Notes 8 and 10).

12. EXECUTIVE AGREEMENT
    The Company entered into an executive agreement with Eric Lidow dated May 15, 1991, which provided for his continued employment with the Company as Chief Executive Officer and President or in such other position as the Board of Directors may determine. After six years, either party may terminate the agreement upon ninety days written notice. Mr. Lidow's salary at fiscal year end under this agreement was $632,500. Upon Mr. Lidow's retirement from the Company (or a change in control) he will receive annual payments (Founder's Pension) of 90% of his then current salary. The agreement was amended on April 12, 1995 to provide that upon retirement Mr. Lidow's pension would be based, in addition to his salary, on the average of the prior three years' cash bonuses, if any. The pension would further be adjusted annually to account for any increase in the Consumer Price Index. Upon Mr. Lidow's death, payments will be continued to his wife, if she survives him, in an amount equal to two-thirds of his retirement benefits for the remainder of her life. Under the terms of the Founder's Pension, $2,849,000, $2,348,000, and $1,068,000 have been expensed in fiscal years 1997, 1996, and 1995, respectively.

    On October 24, 1995 (amended on February 22, 1996), the Company established an irrevocable grantor trust (the "Trust") for payment of retirement benefits to Eric Lidow and his wife. The principal of the Trust, and any earnings thereon, shall be held separate and apart from other funds of

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. EXECUTIVE AGREEMENT (CONTINUED)
the Company and shall be used exclusively for the uses and purposes of providing the retirement benefits described in the executive agreement (and for payments to general creditors if the Company is unable to pay its debts as they become due or is subject to a pending proceeding as a debtor under the United States Bankruptcy Code). Under the Trust agreement, the Company funds the pro-rata liability accrual 30 days following the end of each calendar quarter. At June 30, 1997, the balance in the Trust was $7,335,000 and was included in "Other assets."

13. QUARTERLY FINANCIAL DATA (UNAUDITED)
    Summarized quarterly financial data is as follows (000's except per share data):

                                                                                                    NET INCOME
                                                                              GROSS    NET INCOME   (LOSS) PER
                                                                REVENUES     PROFIT      (LOSS)        SHARE
                                                               -----------  ---------  ----------  -------------
1997
1st Quarter..................................................  $   115,193  $  38,812  $    3,057    $    0.06
2nd Quarter..................................................      118,007     40,335       3,404         0.07
3rd Quarter..................................................      122,750     42,322       3,874         0.08
4th Quarter..................................................      130,177     41,591     (53,541)       (1.04)
1996
1st Quarter..................................................  $   126,097  $  47,311  $   12,829    $    0.25
2nd Quarter..................................................      141,026     53,889      15,219         0.30
3rd Quarter..................................................      154,070     60,094      18,011         0.35
4th Quarter..................................................      155,656     64,509      20,420         0.40

------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    For information called for by Items 10, 11, 12, and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held November 24, 1997, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1997, and which is incorporated herein by reference. Certain information concerning the Directors and Executive Officers of the Company is included in Part I. See "Additional Item" page 10.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a. Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 17.

    b. Exhibits filed as part of this report are listed on the Exhibit Index on page 39.

    c. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                 EXHIBIT INDEX

    Incorporated By Reference:

EXHIBIT
  NO.                 ITEM                               DOCUMENT
-------   -----------------------------  ----------------------------------------
   3(a)   Certificate of Incorporation   Report on Form 10-Q for the quarterly
          of the Company, as amended to  period ended December 31, 1990, as
          date                           amended by Form 8 dated March 6 and
                                         March 12, 1991 as filed with the
                                         Securities and Exchange Commission, File
                                         No. 1-7935 (Exhibit 3(a))
   3(b)   Amended and restated By-Laws   Form 10-Q -- for the quarterly period
          of the Company                 ended March 31, 1995 as filed with the
                                         Securities and Exchange Commission, File
                                         No. 1-7935
  10(a)   Technical Assistance           Registration Statement on Form S-2 as
          Agreement dated March 30,      filed with the Securities and Exchange
          1983 between the Company and   Commission, Registration No. 2-89410
          Unitrode Corporation           (Exhibit 10.8)
  10(b)   Amended and Restated           Form 10-K -- Annual Report Pursuant to
          Settlement Agreement between   Section 13 or 15(d) of the Securities
          International Rectifier        Exchange Act of 1934 for Fiscal Year
          Corporation and Siliconix      Ended June 30, 1990, Commission File No.
          incorporated dated July 27,    1-7935
          1990
  10(c)   Amendment to Technical         Report on Form 10-Q for the quarterly
          Assistance Agreement,          period ended December 31, 1990 as
          effective as of August 27,     amended by Form 8 dated April 15, 1991,
          1987, by and between the       Commission File No. 1-7935 (Exhibit
          Company and Unitrode           10(l))
          Corporation
  10(d)   International Rectifier        Registration Statement on Form S-8 as
          Corporation Stock Option Plan  filed with the Securities and Exchange
          of 1984 (Second Amendment)     Commission, Registration No. 33-40208
  10(e)   Amendment to International     Registration Statement on Form S-8 as
          Rectifier Corporation 1984     filed with the Securities and Exchange
          Stock Participation Plan       Commission, Registration No. 33-53589
                                         (Exhibit 4.1)
  10(f)   International Rectifier        Registration Statement on Form S-8 as
          Corporation Stock Option Plan  filed with the Securities and Exchange
          of 1992                        Commission, Registration No. 33-63958
                                         (Exhibit 8)
  10(g)   Executive Employment           Form 10-K -- Annual Report Pursuant to
          Agreement dated May 15, 1991   Section 13 or 15(d) of the Securities
          between International          Exchange Act of 1934 for Fiscal Years
          Rectifier Corporation and      Ended June 30, 1991 and 1995, Commission
          Eric Lidow and amended as of   File No. 1-7935
          April 12, 1995
  10(h)   International Rectifier        Form 10-K -- Annual Report Pursuant to
          Corporation Grantor Trust for  Section 13 or 15(d) of the Securities
          Retirement Benefits for Eric   Exchange Act of 1934 for Fiscal Year
          Lidow dated October 24, 1995   Ended June 30, 1996, Commission File No.
          and amended as of February     1-7935
          22, 1996

EXHIBIT
  NO.                 ITEM                               DOCUMENT
-------   -----------------------------  ----------------------------------------
  10(i)   Line of Credit Agreement       Form 10-K -- Annual Report Pursuant to
          between International          Section 13 or 15(d) of the Securities
          Rectifier Corporation and      Exchange Act of 1934 for Fiscal Years
          Sanwa Bank California dated    Ended June 30, 1993, 1994, 1995, and
          as of June 30, 1993 and        1996, and Form 10-Q for the quarterly
          amended as of August 24,       period ended March 31, 1996, Commission
          1993, November 22, 1993, July  File No. 1-7935
          1, 1994, December 30, 1994,
          February 28, 1995, February
          29, 1996, and June 28, 1996
  10(j)   Security Agreement between     Form 10-K -- Annual Report Pursuant to
          International Rectifier        Section 13 or 15(d) of the Securities
          Corporation and Nationsbanc    Exchange Act of 1934 for Fiscal Years
          Leasing Corporation of North   Ended June 30, 1994, 1995, and 1996, and
          Carolina dated as of July 1,   Form 10-Q for the quarterly period ended
          1994 and amended as of August  December 31, 1996, Commission File No.
          15, 1994, November 3, 1994,    1-7935
          March 8, 1995, December 29,
          1995, July 30, 1996, and
          December 19, 1996
  10(k)   Revolving Credit Agreement     Form 10-K -- Annual Report Pursuant to
          between International          Section 13 or 15(d) of the Securities
          Rectifier Corporation and      Exchange Act of 1934 for Fiscal Years
          Wells Fargo Bank, N.A. dated   Ended June 30, 1994, 1995, and 1996,
          as of July 1, 1994 and         Commission File No. 1-7935
          amended as of December 30,
          1994, March 31, 1995, and May
          15, 1996
  10(l)   Loan and Security Agreement    Form 10-K -- Annual Report Pursuant to
          between Sanwa General          Section 13 or 15(d) of the Securities
          Equipment Leasing, a Division  Exchange Act of 1934 for Fiscal Year
          of Sanwa Business Credit       Ended June 30, 1994, Commission File No.
          Corporation and International  1-7935
          Rectifier Corporation dated
          as of July 1, 1994
  10(m)   Term Loan Agreement between    Form 10-K -- Annual Report Pursuant to
          International Rectifier        Section 13 or 15(d) of the Securities
          Corporation and Sanwa Bank     Exchange Act of 1934 for Fiscal Year
          California dated February 28,  Ended June 30, 1996, Commission File No.
          1995 and amended as of         1-7935
          December 29, 1995, February
          29, 1995, and June 28, 1996
  10(n)   Revolving Credit Agreement     Form 10-K -- Annual Report Pursuant to
          between International          Section 13 or 15(d) of the Securities
          Rectifier Corporation and      Exchange Act of 1934 for Fiscal Years
          Nationsbank of Texas, N.A.     Ended June 30, 1995 and 1996, Commission
          dated as of June 15, 1995 and  File No. 1-7935
          amended as of June 6, 1996
  10(o)   Term Loan Agreement between    Form 10-Q for the quarterly period ended
          International Rectifier        March 31, 1996, Commission File No.
          Corporation and Sanwa Bank     1-7935
          California (Sanwa Term
          Facility #2) dated March 26,
          1996

EXHIBIT
  NO.                 ITEM                               DOCUMENT
-------   -----------------------------  ----------------------------------------
  10(p)   Term Loan Agreement between    Form 10-K -- Annual Report Pursuant to
          International Rectifier        Section 13 or 15(d) of the Securities
          Corporation and Sumitomo       Exchange Act of 1934 for Fiscal Year
          Trust & Banking Co., LTD.,     Ended June 30, 1996, Commission File No.
          Los Angeles Agency dated June  1-7935
          12, 1996
  10(q)   Term Loan Agreement between    Form 10-K -- Annual Report Pursuant to
          International Rectifier        Section 13 or 15(d) of the Securities
          Corporation and Banque         Exchange Act of 1934 for Fiscal Year
          Nationale de Paris, Los        Ended June 30, 1996, Commission File No.
          Angeles Branch dated June 25,  1-7935
          1996

SUBMITTED HEREWITH:

    See page 17 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

EXHIBIT
  NO.                 ITEM                               DOCUMENT
-------   -----------------------------  ----------------------------------------
   3(a)   Certificate of Amendment of
          Certificate of Incorporation
          dated as of November 29, 1995

  10(r)   Amendment to Term Loan
          Agreement between
          International Rectifier
          Corporation and Banque
          Nationale de Paris, Los
          Angeles Branch dated as of
          May 9, 1997

  10(s)   Amendments to Revolving
          Credit Agreement between
          International Rectifier
          Corporation and Nationsbank
          of Texas, N.A. dated as of
          May 9, 1997 and June 5, 1997

  10(t)   Amendment to Term Loan
          Agreement between
          International Rectifier
          Corporation and Sumitomo
          Trust & Banking Co., LTD.,
          Los Angeles Agency dated as
          of May 9, 1997

  10(u)   Amendment to Revolving Credit
          Agreement between
          International Rectifier
          Corporation and Wells Fargo
          Bank, N.A. dated as of May 9,
          1997

  10(v)   Amendment to Line of Credit
          Agreement between
          International Rectifier
          Corporation and Sanwa Bank
          California dated as of May
          22, 1997

  10(w)   Amendment to Term Loan
          Agreement between
          International Rectifier
          Corporation and Sanwa Bank
          California dated as of May
          22, 1997

  10(x)   Amendment to Term Loan
          Agreement between
          International Rectifier
          Corporation and Sanwa Bank
          California (Sanwa Term
          Facility #2) dated as of May
          22, 1997

  21      List of Subsidiaries

  23      Consent of Independent
          Accountants

  27      Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      INTERNATIONAL RECTIFIER CORPORATION
                                  (Registrant)

By           MICHAEL P. MCGEE          Date:  September 25, 1997
     --------------------------------         --------------------------------
             Michael P. McGee
     VICE PRESIDENT, CHIEF FINANCIAL
                 OFFICER

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

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  ------------------
          ERIC LIDOW            Chairman of the Board       September 25, 1997
------------------------------
          Eric Lidow
       ALEXANDER LIDOW          Director, Chief Executive   September 25, 1997
------------------------------   Officer
       Alexander Lidow
        DEREK B. LIDOW          Director, Chief Executive   September 25, 1997
------------------------------   Officer
        Derek B. Lidow
       MICHAEL P. MCGEE         Vice President, Chief       September 25, 1997
------------------------------   Financial Officer, and
       Michael P. McGee          Principal Accounting
                                 Officer
      ROBERT J. MUELLER         Director, Executive Vice    September 25, 1997
------------------------------   President
      Robert J. Mueller
         GEORGE KRSEK           Director                    September 25, 1997
------------------------------
         George Krsek
        JACK O. VANCE           Director                    September 25, 1997
------------------------------
        Jack O. Vance
        ROCHUS E. VOGT          Director                    September 25, 1997
------------------------------
        Rochus E. Vogt
       DONALD S. BURNS          Director                    September 25, 1997
------------------------------
       Donald S. Burns
       JAMES D. PLUMMER         Director                    September 25, 1997
------------------------------
       James D. Plummer
        MINORU MATSUDA          Director                    September 25, 1997
------------------------------
        Minoru Matsuda

                                                                     SCHEDULE II

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 1997, 1996, AND 1995
                                   (IN 000'S)

                                                                  ADDITIONS
                                                           -----------------------
                                              BALANCE AT   CHARGED TO                                BALANCE AT
                                             BEGINNING OF   COST AND   CHARGED TO                        END
DESCRIPTION                                     PERIOD      EXPENSES      OTHER     DEDUCTIONS (1)    OF PERIOD
-------------------------------------------  ------------  ----------  -----------  --------------  -------------
1997
Allowance for doubtful accounts............   $    1,014   $      428   $  --         $     (399)    $     1,043
Deferred tax valuation allowance...........   $   --       $    4,870   $  --         $   --         $     4,870
Inventory valuation reserve................   $    6,084   $   (2,327)  $  --         $     (177)    $     3,580
1996
Allowance for doubtful accounts............   $      901   $      421   $  --         $     (308)    $     1,014
Deferred tax valuation allowance...........   $   --       $   --       $  --         $   --         $   --
Inventory valuation reserve................   $    5,029   $    6,503   $  --         $   (5,448)    $     6,084
1995
Allowance for doubtful accounts............   $      677   $      703   $  --         $     (479)    $       901
Deferred tax valuation allowance...........   $   10,596   $  (10,596)  $  --         $   --         $   --
Inventory valuation reserve................   $    2,798   $    4,420   $  --         $   (2,189)    $     5,029

------------------------
(1) Deductions include the write-off of uncollectible amounts with respect to trade accounts receivable, obsolete and scrap inventory, and the effects of Statement of Financial Accounting Standards No. 52.