Form 10-Q
period 1997-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1997-11-12
CIK 316793

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

COMMISSION FILE NO. 1-7935

                      INTERNATIONAL RECTIFIER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                   95-1528961
 --------------------------------------           ---------------------------
    (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION
     INCORPORATION OR ORGANIZATION)                         NUMBER)


         233 KANSAS STREET
         EL SEGUNDO, CALIFORNIA                              90245
 --------------------------------------           ---------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

                                  NO CHANGE
 ------------------------------------------------------------------------------
    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
     REPORT)

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

THERE WERE 51,194,508 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON NOVEMBER 11, 1997.

                              TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

                                                              PAGE
                                                            REFERENCE
                                                            ---------

    ITEM 1.   FINANCIAL STATEMENTS

              Unaudited Consolidated Statement of
                Income for the Three Month Periods
                Ended September 30, 1997 and 1996               2


              Consolidated Balance Sheet as of
                September 30, 1997 (unaudited) and
                June 30, 1997                                   3


              Unaudited Consolidated Statement of
                Cash Flows for the Three Month
                Periods Ended September 30, 1997
                and 1996                                        4


              Notes to Unaudited Consolidated
                Financial Statements                            5


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                   8


PART II. OTHER INFORMATION

    ITEM 6.   EXHIBITS                                          11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                            ---------------------------
                                                1997           1996
                                            ------------   ------------
Revenues                                     $133,111       $115,193
Cost of sales                                  88,160         76,381
                                             --------       --------
    Gross profit                               44,951         38,812
Selling and administrative expense             25,348         26,189
Research and development expense                8,731          8,024
                                             --------       --------
    Operating profit                           10,872          4,599
Other income (expense):
    Interest, net                              (1,627)          (344)
    Other, net                                   (148)           176
                                             --------       --------
Income before income taxes                      9,097          4,431
Provision for income taxes                      3,002          1,374
                                             --------       --------

Net income                                   $  6,095       $  3,057
                                             --------       --------
                                             --------       --------

Net income per share                         $   0.12       $   0.06
                                             --------       --------
                                             --------       --------

Average common and common
    equivalent shares outstanding              52,011         51,425
                                             --------       --------
                                             --------       --------


The accompanying notes are an integral part of this statement.

             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                           SEPTEMBER 30,
                                                               1997        JUNE 30,
                                                            (UNAUDITED)      1997
                                                           -------------  ---------
ASSETS
Current assets:
    Cash and cash equivalents                               $ 31,546       $ 36,564
    Short-term investments                                    18,000         16,850
    Trade accounts receivable, net                           129,076        125,481
    Inventories                                              116,988        115,754
    Deferred income taxes                                     15,343         18,800
    Prepaid expenses                                           2,838          3,032
                                                            --------       --------
         Total current assets                                313,791        316,481

Property, plant and equipment, net                           342,333        333,559
Other assets                                                  30,052         29,713
                                                            --------       --------
    Total assets                                            $686,176       $679,753
                                                            --------       --------
                                                            --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank loans                                              $ 22,859       $ 12,710
    Long-term debt, due within one year                       20,410         19,110
    Accounts payable                                          41,346         40,332
    Accrued salaries, wages and commissions                   12,539         14,517
    Other accrued expenses                                    23,863         26,596
                                                            --------       --------
         Total current liabilities                           121,017        113,265

Long-term debt, less current maturities                      137,551        143,164
Other long-term liabilities                                   25,433         28,982
Deferred income taxes                                         14,799         12,627
Stockholders' equity:
    Common stock                                              51,177         51,052
    Capital contributed in excess of par value               253,544        252,199
    Retained earnings                                         88,266         82,171
    Cumulative translation adjustments                        (5,611)        (3,707)
                                                            --------       --------

         Total stockholders' equity                          387,376        381,715
                                                            --------       --------

         Total liabilities and stockholders' equity         $686,176       $679,753
                                                            --------       --------
                                                            --------       --------


The accompanying notes are an integral part of this statement.

             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)


                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              1997           1996
                                                           ----------     ----------
Cash flow from operating activities:
    Net income                                              $  6,095       $  3,057
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                         9,375          9,966
         Deferred income                                        (150)          (238)
         Deferred income taxes                                 5,713              -
         Deferred compensation                                   (98)         1,075
    Change in working capital                                (11,130)       (24,837)
                                                            --------       --------
Net cash provided by (used in) operating activities            9,805        (10,977)
                                                            --------       --------

Cash flow from investing activities:
    Additions to property, plant and equipment               (18,975)       (27,200)
    Purchase of short-term investments                       (18,000)       (20,000)
    Proceeds from sale of short-term investments              16,850         18,000
    Investment in other noncurrent assets                       (949)           140
                                                            --------       --------
Net cash used in investing activities                        (21,074)       (29,060)
                                                            --------       --------

Cash flow from financing activities:
    Proceeds from issuance of
      short-term bank debt, net                               10,631          6,223
    Proceeds from issuance of long-term debt                     140         49,115
    Payments on long-term debt and obligations
      under capital leases                                    (3,869)        (2,550)
    Net proceeds from issuance of common stock                 1,470          1,417
    Decrease in other long-term liabilities to be
      financed with long-term debt                            (3,074)       (16,999)
    Other                                                      1,103           (444)
                                                            --------       --------
Net cash provided by financing activities                      6,401         36,762
                                                            --------       --------

Effect of exchange rate changes on cash and
  cash equivalents                                              (150)           (22)
                                                            --------       --------

Net decrease in cash and cash equivalents                     (5,018)        (3,297)

Cash and cash equivalents beginning of period                 36,564         35,760
                                                            --------       --------

Cash and cash equivalents end of period                     $ 31,546       $ 32,463
                                                            --------       --------
                                                            --------       --------


The accompanying notes are an integral part of this statement.

             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997


1.  BASIS OF PRESENTATION

    The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1997 and the consolidated results of operations and cash flows for the three month periods ended September 30, 1997 and 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1997.

2.  EARNINGS PER SHARE

    Earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options of 860,700 and 514,000 were utilized in the computation of earnings per share for the three month periods ended September 30, 1997 and 1996, respectively.

3.  INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at September 30, 1997 (unaudited) and June 30, 1997 were comprised of the following (in thousands):

                                       SEPTEMBER 30, 1997       JUNE 30, 1997
                                       ------------------       -------------
         Raw materials                     $  24,954              $  25,002
         Work-in-process                      58,435                 56,749
         Finished goods                       33,599                 34,003
                                           ---------              ---------
                                           $ 116,988              $ 115,754

4.  LONG-TERM DEBT AND OTHER LOANS

    A summary of the Company's long-term debt and other loans at September 30, 1997 is as follows (in thousands):

                                                                        SEPTEMBER 30,
                                                                            1997
                                                                        -------------
    Capitalized lease obligations payable in varying monthly
       installments primarily at rates from 6.0% to 10.7%                 $  4,298

    Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 6.4% to 8.7%, due
       in 1998 through 2002                                                 37,444
    Domestic unsecured bank loans payable in varying monthly
       installments at rates from 6.3% to 6.8%, due in 2000
       through 2002                                                         99,700
    Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 8.0% to
       10.8%, due in 1998 through 2000                                       2,961
    Foreign unsecured bank loans payable in varying monthly
       installments at rates from 2.6% to 8.4%, due in 1998
       through 2006                                                         13,558
                                                                          --------
                                                                           157,961
    Less current portion of long-term debt                                 (20,410)
                                                                          --------
                                                                          $137,551
                                                                          --------
                                                                          --------


5.  IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGE

    During the fourth quarter of fiscal 1997, the Company recorded a $75 million pretax charge related to a restructuring program designed to improve the Company's competitive position and further accelerate growth and earnings by streamlining operations and administration. The charge was composed of $65 million for the write-down of assets and $10 million for termination benefits to be paid in connection with the elimination of approximately 150 positions.

    As of September 30, 1997, the Company had recorded approximately $65.9 million in cumulative costs against its $75 million restructuring reserve, of which approximately $65 million related to non-cash effects of asset write-offs and about $0.9 million represented cash expenditures for termination benefits paid to over 50 employees.

6.  ENVIRONMENTAL MATTERS

    Counsel for the Company's discontinued pharmaceutical subsidiary, Rachelle Laboratories, Inc., received a letter from the United States Environmental Protection Agency (EPA) dated September 30, 1997 requesting Rachelle to participate (with numerous other companies) in the final remedial actions for the Operation Industries,

    Inc. (OII) superfund site. Counsel replied on October 21, 1997 maintaining the position that the fermentation wastes sent to OII by Rachelle were not toxic and requesting additional information from the EPA. The amount of Rachelle's potential liability has not been provided by the EPA and is not presently determinable. The United States Department of Justice previously requested the Company pay $4,953,148 for earlier phases of the OII site cleanup, which the Company declined to do. Based on the prior request, a sum in the same general range as, and in addition to, that amount could reasonably be anticipated for the final remedial phase.

7.  LITIGATION

    The trial date of the class action lawsuit filed against the Company and certain of its directors and officers, alleging violation of the securities laws, has been rescheduled from January 1998 to May 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

The following table sets forth certain items as a percentage of revenues.

                                       THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                          (UNAUDITED)
                                       ------------------
                                       1997          1996
                                       ----          ----
Revenues                               100.0%        100.0%
Cost of sales                           66.2          66.3
                                       -----         -----
Gross profit                            33.8          33.7
Selling and administrative expense      19.0          22.7
Research and development expense         6.6           7.0
                                       -----         -----
Operating profit                         8.2           4.0
Interest income (expense), net          (1.2)         (0.3)
Other income (expense), net             (0.1)          0.2
                                       -----         -----
Income before income taxes               6.9           3.9
Provision for income taxes               2.3           1.2
                                       -----         -----
Net income                               4.6%          2.7%
                                       -----         -----
                                       -----         -----

Revenues for the three months ended September 30, 1997 increased 15.6% to $133.1 million from $115.2 million in the prior year period. Growth in sales to North America, Europe, and Asia Pacific offset a decline in Japan. The increase was concentrated in the Company's HEXFET-Registered Trademark- power MOSFET products and companion Schottky diodes and reflected market acceptance of the Company's new products. Changes in foreign exchange rates positively impacted revenues by approximately $2.7 million in the three months ended September 30, 1997. Revenues in the current quarter included $4.5 million of net patent royalties, versus $4.9 million in the prior year period.

September-quarter gross margin was relatively unchanged at 33.8% of revenues ($45.0 million) versus 33.7% of revenues ($38.8 million) in the comparable year-ago quarter.

September-quarter selling and administrative expense was $25.3 million (19.0% of revenues) versus $26.2 million (22.7% of revenues) in the comparable year-ago quarter. The Company's current-year spending ratio reflected the benefit of greater volume and the restructuring of operations announced in May 1997.

In the quarter ended September, the Company's research and development expenditures increased to $8.7 million (6.6% of revenues) compared to $8.0 million (7.0% of revenues) in the comparable prior year period. The Company's research and development program continues to focus on optimizing multiple technologies to combine in proprietary value-added power conversion "solutions" products and on setting cost/performance benchmarks in power conversion components.

Net interest expense was $1.6 million compared to $0.3 million in the prior year period, reflecting increased interest expense incurred on higher average debt balances.

Changes in foreign currency exchange rates positively impacted net income by $0.3 million in the three month period ending September 30, 1997, and had no material effect on net income in the prior year period.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company maintained cash and cash equivalent balances of $31.5 million and short term investments of $18.0 million. In addition, the Company had established $69.0 million of domestic and foreign revolving lines of credit, against which $37.9 million had been borrowed. Based on covenant and collateral limitations, the Company had $26.4 million available for borrowing at September 30, 1997. Additionally, the Company had at its disposal $10 million of unused bank term-loan facilities. At September 30, 1997, the Company had made purchase commitments for capital equipment of approximately $23.3 million.

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




                     INTERNATIONAL RECTIFIER CORPORATION
                                  REGISTRANT




November 12, 1997                            /s/ MICHAEL P. MCGEE
                                        -----------------------------------
                                            Michael P. McGee
                                            Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS

10(a)     Credit Agreement by and between International Rectifier
          Corporation and The Dai-Ichi Kangyo Bank, LTD., Los Angeles Agency dated as of September 26, 1997