Form 10-Q
period 1997-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1998-02-18
CIK 316793

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

For the quarterly period ended     December 31, 1997
                               -----------------------------------------------

                                      OR

[ ] Transition report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

For the transition period from                        to
                               ---------------------     ---------------------

Commission File                     No. 1-7935
                --------------------------------------------------------------

                      INTERNATIONAL RECTIFIER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          Delaware                                           95-1528961
-----------------------------------               ------------------------------
    (State or other jurisdiction of                (IRS employer identification
    incorporation or organization)                             number)

     233 Kansas Street
     El Segundo, California                                     90245
----------------------------------------          ------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (310) 726-8000

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

There were 51,330,923 shares of the registrant's common stock, par value $1.00 per share, outstanding on February 17, 1998.

                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

                                                                   PAGE
                                                                REFERENCE
                                                                ---------
     ITEM 1.   FINANCIAL STATEMENTS

               Unaudited Consolidated Statement of
                Income for the Three and Six Month Periods
                Ended December 31, 1997 and 1996                     2


               Consolidated Balance Sheet as of
                December 31, 1997 (unaudited) and
                June 30, 1997                                        3


               Unaudited Consolidated Statement of
                Cash Flows for the Six Month
                Periods Ended December 31, 1997
                and 1996                                             4


               Notes to Unaudited Consolidated
                Financial Statements                                 5


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                        8


PART II.  OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                     12

     PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 DECEMBER 31,                 DECEMBER 31,
                                        --------------------------    --------------------------
                                             1997           1996          1997           1996
                                        ----------     -----------    ----------     ----------
Revenues                                $  144,622     $  118,007     $  277,733     $  233,200
Cost of sales                               96,772         77,672        184,932        154,053
                                        ----------     -----------    ----------     ----------
  Gross profit                              47,850         40,335         92,801         79,147
Selling and administrative expense          26,988         26,331         52,336         52,520
Research and development expense             8,778          8,635         17,509         16,659
                                        ----------     -----------    ----------     ----------
  Operating profit                          12,084          5,369         22,956          9,968
Other income (expense):
  Interest, net                             (1,933)          (788)        (3,560)        (1,132)
  Other, net                                  (153)           352           (301)           528
                                        ----------     -----------    ----------     ----------
Income before income taxes                   9,998          4,933         19,095          9,364
Provision for income taxes                   3,299          1,529          6,301          2,903
                                        ----------     -----------    ----------     ----------
Net income                              $    6,699     $    3,404     $   12,794     $    6,461
                                        ----------     -----------    ----------     ----------
                                        ----------     -----------    ----------     ----------

Net income per share
     Basic                              $     0.13     $     0.07     $     0.25     $     0.13
                                        ----------     -----------    ----------     ----------
                                        ----------     -----------    ----------     ----------
     Diluted                            $     0.13     $     0.07     $     0.25     $     0.13
                                        ----------     -----------    ----------     ----------
                                        ----------     -----------    ----------     ----------

Average common and common
 equivalent shares outstanding
      Basic                                 51,191         50,936         51,171         50,923
                                        ----------     -----------    ----------     ----------
                                        ----------     -----------    ----------     ----------
      Diluted                               51,616         51,327         51,814         51,376
                                        ----------     -----------    ----------     ----------
                                        ----------     -----------    ----------     ----------

The accompanying notes are an integral part of this statement.

             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                        DECEMBER 31,
                                                           1997         JUNE 30,
                                                        (UNAUDITED)       1997
                                                        ----------    ----------
ASSETS
Current assets:
 Cash and cash equivalents                              $  36,906     $  36,564
 Short-term investments                                    15,000        16,850
 Trade accounts receivable, net                           133,745       125,481
 Inventories                                              119,853       115,754
 Deferred income taxes                                     13,593        18,800
 Prepaid expenses                                           2,630         3,032
                                                        ----------    ----------
  Total current assets                                    321,727       316,481
Property, plant and equipment, net                        360,397       333,559
Other assets                                               29,986        29,713
                                                        ----------    ----------
 Total assets                                           $ 712,110     $ 679,753
                                                        ----------    ----------
                                                        ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Bank loans                                             $  21,837     $  12,710
 Long-term debt, due within one year                       25,388        19,110
 Accounts payable                                          46,506        40,332
 Accrued salaries, wages and commissions                   12,940        14,517
 Other accrued expenses                                    32,032        26,596
                                                        ----------    ----------
  Total current liabilities                               138,703       113,265
Long-term debt, less current maturities                   136,822       143,164
Other long-term liabilities                                24,904        28,982
Deferred income taxes                                      17,010        12,627
Stockholders' equity:
 Common stock                                              51,195        51,052
 Capital contributed in excess of par value               253,648       252,199
 Retained earnings                                         94,965        82,171
 Cumulative translation adjustments                        (5,137)       (3,707)
                                                        ----------    ----------
  Total stockholders' equity                              394,671       381,715
                                                        ----------    ----------
  Total liabilities and stockholders' equity            $ 712,110     $ 679,753
                                                        ----------    ----------
                                                        ----------    ----------

  The accompanying notes are an integral part of this statement.

             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)


                                                            SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                        ------------------------
                                                           1997           1996
                                                        ---------       --------
Cash flow from operating activities:
 Net income                                             $  12,794       $  6,461
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            19,257         19,368
  Deferred income                                            (300)          (374)
  Deferred income taxes                                     9,590          3,646
  Deferred compensation                                      (213)         2,118
 Change in working capital                                 (5,588)       (38,367)
                                                        ---------       --------
Net cash provided by (used in) operating activities        35,540         (7,148)
                                                        ---------       --------
Cash flow from investing activities:
 Additions to property, plant and equipment               (46,036)       (51,871)
 Purchase of short-term investments                       (33,000)       (33,000)
 Proceeds from sale of short-term investments              34,850         33,000
 Investment in other noncurrent assets                     (1,529)        (1,322)
                                                        ---------       --------
Net cash used in investing activities                     (45,715)       (53,193)
                                                        ---------       --------
Cash flow from financing activities:
 Proceeds from issuance of short-term
  bank debt, net                                           10,192          5,604
 Proceeds from issuance of long-term debt                   9,017         84,464
 Payments on long-term debt and obligations
  under capital leases                                     (8,595)        (6,851)
 Net proceeds from issuance of common stock                 1,592          1,450
 Decrease in other long-term liabilities to be
  financed with long-term debt                             (3,236)       (23,557)
 Other                                                      1,745         (2,768)
                                                        ---------       --------
Net cash provided by financing activities                  10,715         58,342
                                                        ---------       --------
Effect of exchange rate changes on cash and
  cash equivalents                                           (198)            28
                                                        ---------       --------
Net increase (decrease) in cash and cash equivalents          342         (1,971)
Cash and cash equivalents beginning of period              36,564         35,760
                                                        ---------       --------
Cash and cash equivalents end of period                 $  36,906       $ 33,789
                                                        ---------       --------
                                                        ---------       --------

The accompanying notes are an integral part of this statement.

             INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1. BASIS OF PRESENTATION

   The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 1997 and the consolidated results of operations and cash flows for the six month periods ended December 31, 1997 and 1996. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the six month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

   The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1997.

2. EARNINGS PER SHARE

   The Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" which modifies the calculation of earnings per share ("EPS") and its disclosure requirements. Upon adoption of this standard for the current interim period ended December 31, 1997, the Company is disclosing basic and diluted EPS for Fiscal 1998 and has restated all prior period EPS data presented.

   Basic earnings per share is computed by dividing earnings by the weighted average number of common stock outstanding. Diluted earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options utilized in the computation of earnings per share were 425,200 and 643,000 for the three and six month periods ended December 31, 1997 with 391,000 and 452,500 utilized in the respective prior year periods.

3. INVENTORIES

   Inventories are stated at the lower of cost (principally first-in, first-out) or market.

   Inventories at December 31, 1997 (unaudited) and June 30, 1997 were comprised of the following (in thousands):

                                DECEMBER 31, 1997   JUNE 30, 1997
                                ----------------    -------------
       Raw materials              $  24,843          $  25,002
       Work-in-process               58,130             56,749
       Finished goods                36,880             34,003
                                  ---------          ---------
                                  $ 119,853          $ 115,754
                                  ---------          ---------
                                  ---------          ---------

4. LONG-TERM DEBT AND OTHER LOANS

   A summary of the Company's long-term debt and other loans at December 31, 1997 is as follows (in thousands):

                                                                  DECEMBER 31,
                                                                       1997
                                                                  ------------
   Capitalized lease obligations payable in varying monthly
    installments primarily at rates from 6.0% to 10.7%              $  2,597

   Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 6.4% to 8.7%,
    due in 1999 through 2003                                          43,881

   Domestic unsecured bank loans payable in varying monthly
    installments at rates from 6.3% to 6.7%, due in 2000 through
    2003                                                              99,700

   Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 8.0% to
    10.8%, due in 1998 through 2000                                    2,581

   Foreign unsecured bank loans payable in varying monthly
    installments at rates from 2.6% to 8.4%, due in 1998
    through 2006                                                      13,451
                                                                  ----------
                                                                     162,210

   Less current portion of long-term debt                            (25,388)
                                                                  ----------
                                                                  $  136,822
                                                                  ----------
                                                                  ----------

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

   As of December 31, 1997, the Company had recorded approximately $67.5 million in cumulative costs against its $75 million restructuring reserve, of which approximately

   $65 million related to non-cash effects of asset write-offs and about $2.5 million represented cash expenditures for termination benefits paid to over 100 employees.

6. LITIGATION
   On January 16, 1998, the Company filed suit in Federal District Court in Los Angeles, California against Samsung Semiconductor, Inc. and Samsung Electronics Co., Ltd., alleging infringement of the Company's U.S. patents 4,959,699 and 4,705,759. The suit seeks customary relief in such matters.

   In the class action lawsuits alleging violation of federal securities laws by the Company, its directors and certain officers, the Federal District Court in California on January 28, 1998 issued several rulings. The court decertified the class pursuing common law claims for fraud and negligent misrepresentation, and granted the defendants' motion to narrow the shareholder class period to June 19, 1991 through October 21, 1991. The court also rescheduled trial of this action to November 10, 1998.

7. YEAR 2000 READINESS

   Many currently-installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be adapted to meet these requirements.

   International Rectifier has initiated a company-wide task force to assess and act on Year 2000 requirements relating to our internal computer systems and automated factory equipment. The Company expects to incur internal staff costs, as well as consulting and other expenses related to the Year 2000 adaptation.

   The Company's task force is also working with our vendors and customers to ensure the integrity of our interface with their systems. There can be no assurance that the adaptation of other companies' systems will be timely and successful.

   Failure to fully meet Year 2000 systems requirements could have a significant adverse impact on our operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1997 COMPARED WITH THE THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1996

The following table sets forth certain items as a percentage of revenues.

                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                               DECEMBER 31,                  DECEMBER 31,
                                                (UNAUDITED)                 (UNAUDITED)
                                         ---------------------          --------------------
                                           1997           1996           1997          1996
                                          ------         ------         ------        -------
Revenues                                  100.0%         100.0%         100.0%         100.0%
Cost of sales                              66.9           65.8           66.6           66.1
                                          ------         ------         ------        -------
Gross profit                               33.1           34.2           33.4           33.9
Selling and administrative expense         18.7           22.3           18.8           22.5
Research and development expense            6.1            7.3            6.3            7.1
                                          ------         ------         ------        -------
Operating profit                            8.3            4.6            8.3            4.3
Interest expense, net                      (1.3)          (0.7)          (1.3)          (0.5)
Other income (expense), net                (0.1)           0.3           (0.1)           0.2
                                          ------         ------         ------        -------
Income before income taxes                  6.9            4.2            6.9            4.0
Provision for income taxes                  2.3            1.3            2.3            1.2
                                          ------         ------         ------        -------
Net income                                  4.6%           2.9%           4.6%           2.8%
                                          ------         ------         ------        -------
                                          ------         ------         ------        -------

Revenues for the three and six month periods ended December 31, 1997 increased 22.6% and 19.1% respectively to $144.6 million and $277.7 million from $118.0 million and $233.2 million in the respective prior year periods. Growth in sales reflected stable demand in North America and increasing sales in Europe and Japan, offset by difficult market conditions elsewhere in Asia. This quarter, revenues reflected stronger industrial demand led by motor drives and to an increase in automotive business. While sales to computer customers softened, government and space shipments returned to expected levels and other business sectors were largely unchanged. Changes in foreign exchange rates impacted revenues negatively by $2.3 million and favorably by $0.4 million for the three and six month periods ended December 31, 1997, versus a favorable impact of $2.1 million and negative impact of $0.3 million in the respective prior year periods. Revenues in the current quarter included $4.4 million of net patent royalties, versus $5.1 million in the prior year period.

December-quarter gross profit increased to $47.9 million (33.1% of revenues) versus $40.3 million (34.2% of revenues) in the comparable year-ago quarter. Gross profit for the six month period ended December 31, 1997 increased to $92.8 million (33.4% of revenues) versus $79.1 million (33.9% of revenues) in the year-ago period, reflecting increased volume impacted by pressure on prices.

In the three and six month periods ended December 31, 1997, selling and administrative expense was $27.0 million and $52.3 million (18.7% and 18.8% of revenues), respectively, versus $26.3 million and $52.5 million (22.3% and 22.5% of revenues) in the comparable year-ago periods. The Company's current-year spending ratio reflected the benefit of greater sales volume and the restructuring of operations announced in May 1997.

In the three and six month periods ended December 31, 1997, the Company's research and development expenditures increased to $8.8 million and $17.5 million (6.1% and 6.3% of revenues), respectively, compared to $8.6 million and $16.7 million (7.3% and 7.1% of revenues) in the comparable prior year periods. The Company's research and development program actively focuses on the advancement and diversification of HEXFET-Registered Trademark-power MOSFET and IGBT product lines and the development of high voltage control integrated circuits and power products that work in combination with HEXFETs power MOSFET and IGBTs. IR's program places increasing emphasis on the development of value-added chipsets, hybrids and board-level products that tune and combine components to optimize overall system performance and reduce customers' cost and development time.

Net interest expense increased $1.1 million and $2.4 million in the three and six month periods ended December 31, 1997, compared to the respective prior year periods, reflecting increased interest expense incurred on higher average debt balances.

Changes in foreign currency exchange rates impacted net income negatively by $0.1 million and positively by $0.2 million in the three and six month periods ended December 31,1997 compared to a negative impact of $.01 million in both the three and six month periods ended December 31, 1996.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company maintained cash and cash equivalent balances of $36.9 million and short-term investments of $15.0 million. In addition, the Company had established $78.1 million of domestic and foreign revolving lines of credit, against which $36.8 million had been borrowed. Based on covenant and collateral limitations, the Company had $37.7 million available for borrowing at December 31, 1997. Additionally, the Company had at its disposal $6.2 million of unused capital equipment credit lines. At December 31, 1997, the Company had made purchase commitments for capital equipment of approximately $23.7 million.

In January 1998, the Company established an additional $10 million foreign term loan facility.

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



                      INTERNATIONAL RECTIFIER CORPORATION
                                  REGISTRANT




February 17, 1998                             MICHAEL P. MCGEE
                                              -----------------------------
                                              Michael P. McGee
                                              Vice President,
                                              Chief Financial Officer and
                                              Principal Accounting Officer

PART II.  OTHER INFORMATION

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders of the Company at the Company's Annual Meeting of Stockholders held on November 24, 1997, with the following results:

                                                                        Authority
Description of matter                                    For             Withheld
                                                         ---            ---------
1. Election of Directors

      Eric Lidow                                      45,642,889         948,539

      Donald S. Burns                                 45,672,224         919,204

      James D. Plummer                                46,196,071         395,357


                                                         For              Against          Abstentions
                                                         ---              -------          -----------

2. Ratification of Coopers & Lybrand
   as Independent Auditors for fiscal 1998            46,398,052          117,196             76,180
