Form 10-Q
period 1998-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1998-05-20
CIK 316793

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   Form 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED          MARCH 31, 1998
                               --------------------------------------
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                         TO
                               ----------------------     ---------------------
COMMISSION FILE               NO. 1-7935
                ---------------------------------------------------------------

                        INTERNATIONAL RECTIFIER CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                      95-1528961
-------------------------------             -----------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION
 INCORPORATION OR ORGANIZATION)                        NUMBER)

     233 KANSAS STREET
     EL SEGUNDO, CALIFORNIA                               90245
-------------------------------             -----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

                              NO CHANGE
-------------------------------------------------------------------------------
     (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                      REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X       NO
                                           -------      -------

THERE WERE 51,335,123 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON MAY 18, 1998.

                              TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION


                                                                        PAGE
   ITEM 1.     FINANCIAL STATEMENTS                                   REFERENCE
               --------------------                                   ---------
               Unaudited Consolidated Statement of
                Income for the Three and Nine Month Periods
                Ended March 31, 1998 and 1997                              2

               Consolidated Balance Sheet as of
                March 31, 1998 (unaudited) and June 30, 1997               3


               Unaudited Consolidated Statement of Cash Flows
                for the Nine Month Periods Ended March 31, 1998
                and 1997                                                   4

               Notes to Unaudited Consolidated Financial Statements        5


   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                         8

PART II.       OTHER INFORMATION

   None

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS



                INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                MARCH 31,                       MARCH 31,
                                        ------------------------      -----------------------------
                                          1998           1997           1998                 1997
                                        ---------      ---------      ---------           ---------
Revenues                                $ 140,376      $ 122,750      $ 418,109           $ 355,950
Cost of sales                              95,862         80,428        280,794             234,481
                                        ---------      ---------      ---------           ---------
    Gross profit                           44,514         42,322        137,315             121,469

Selling and administrative expense         26,774         26,098         79,110              78,618
Research and development expense           10,796          9,144         28,305              25,803
                                        ---------      ---------      ---------           ---------
    Operating profit                       6,944          7,080          29,900              17,048

Other income (expense):
    Interest, net                         (1,948)        (1,515)         (5,508)             (2,647)
    Other, net                               (94)            50            (395)                578
                                        ---------      ---------      ---------           ---------
Income before income taxes                 4,902          5,615          23,997              14,979
Provision for income taxes                 1,618          1,741           7,919               4,644
                                        ---------      ---------      ---------           ---------
Net income                              $  3,284       $  3,874        $ 16,078            $ 10,335
                                        ---------      ---------      ---------           ---------
                                        ---------      ---------      ---------           ---------
Net income per share

          Basic                         $   0.06       $   0.08       $    0.31            $   0.20
                                        ---------      ---------      ---------           ---------
                                        ---------      ---------      ---------           ---------
          Diluted                       $   0.06       $   0.08       $    0.31            $   0.20
                                        ---------      ---------      ---------           ---------
                                        ---------      ---------      ---------           ---------

Average common and common
    equivalent shares outstanding

          Basic                           51,319         51,027          51,219              50,958
                                        ---------      ---------      ---------           ---------
                                        ---------      ---------      ---------           ---------
          Diluted                         51,570         51,430          51,731              51,394
                                        ---------      ---------      ---------           ---------
                                        ---------      ---------      ---------           ---------

The accompanying notes are an integral part of this statement.

               INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                  MARCH 31,
                                                    1998           JUNE 30,
                                                  (UNAUDITED)        1997
                                                 ------------    -----------
ASSETS
Current assets:
     Cash and cash equivalents                    $ 39,267       $ 36,564
     Short-term investments                         15,500         16,850
     Trade accounts receivable, net                129,915        125,481
     Inventories                                   126,836        115,754
     Deferred income taxes                          15,356         18,800
     Prepaid expenses                                5,062          3,032
                                                 ------------    -----------
          Total current assets                     331,936        316,481

Property, plant and equipment, net                 372,630        333,559
Other assets                                        29,828         29,713
                                                 ------------    -----------
     Total assets                                 $734,394       $679,753
                                                 ------------    -----------
                                                 ------------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank loans                                   $ 23,205       $ 12,710
     Long-term debt, due within one year            19,190         19,110
     Accounts payable                               48,013         40,332
     Accrued salaries, wages and commissions        14,929         14,517
     Other accrued expenses                         25,530         26,596
                                                 ------------    -----------
          Total current liabilities                130,867        113,265

Long-term debt, less current maturities            154,010        143,164
Other long-term liabilities                         28,257         28,982
Deferred income taxes                               22,562         12,627

Stockholders' equity:
     Common stock                                   51,331         51,052
     Capital contributed in excess of par value    254,802        252,199
     Retained earnings                              98,249         82,171
     Cumulative translation adjustments             (5,684)        (3,707)
                                                 ------------    -----------
          Total stockholders' equity               398,698        381,715
                                                 ------------    -----------
     Total liabilities and stockholders' equity   $734,394       $679,753
                                                 ------------    -----------
                                                 ------------    -----------

The accompanying notes are an integral part of this statement.

                INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)


                                                         NINE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                        1998            1997
                                                       --------       --------
Cash flow from operating activities:
     Net income                                        $ 16,078       $ 10,335
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization                  28,958         27,984
          Deferred income                                  (450)          (508)
          Deferred income taxes                          13,362          7,569
          Deferred compensation                            (218)         2,988
     Change in working capital                          (14,154)       (53,333)
                                                       --------       --------
Net cash provided by (used in) operating activities      43,576         (4,965)
                                                       --------       --------
Cash flow from investing activities:
     Additions to property, plant and equipment         (68,054)       (68,940)
     Purchase of short-term investments                 (39,800)       (50,150)
     Proceeds from sale of short-term investments        41,150         51,000
     Investment in other noncurrent assets               (1,924)        (4,254)
                                                       --------       --------
Net cash used in investing activities                   (68,628)       (72,344)
                                                       --------       --------
Cash flow from financing activities:
     Proceeds from issuance of
       short-term bank debt, net                         12,043          3,536
     Proceeds from issuance of long-term debt            24,507        102,784
     Payments on long-term debt and obligations
       under capital leases                             (12,896)       (10,354)
     Net proceeds from issuance of common stock           2,881          2,834
     Decrease in other long-term liabilities to be
       financed with long-term debt                         524        (24,035)
     Other                                                  862           (777)
                                                       --------       --------
Net cash provided by financing activities                27,921         73,988
                                                       --------       --------
Effect of exchange rate changes on cash and
 cash equivalents                                         (166)           (157)
                                                       --------       --------
Net increase (decrease) in cash and cash equivalents     2,703          (3,478)

Cash and cash equivalents beginning of period           36,564          35,760
                                                       --------       --------
Cash and cash equivalents end of period               $ 39,267        $ 32,282
                                                       --------       --------
                                                       --------       --------


The accompanying notes are an integral part of this statement.

               INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1998


1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1998 and the consolidated results of operations and cash flows for the nine month periods ended March 31, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the nine month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

     The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1997.

2.   EARNINGS PER SHARE

     The Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share" which modifies the calculation of earnings per share ("EPS") and its disclosure requirements. Upon adoption of this standard for the interim period ended December 31, 1997, the Company is disclosing basic and diluted EPS for Fiscal 1998 and has restated all prior period EPS data presented.

     Basic earnings per share is computed by dividing earnings by the weighted average number of common stock outstanding. Diluted earnings per share is computed by dividing earnings by the weighted average number of common and common stock equivalents outstanding. Stock options outstanding under stock option plans are considered common stock equivalents. Common stock equivalents for stock options utilized in the computation of earnings per share were 250,600 and 512,200 for the three and nine month periods ended March 31, 1998 with 403,100 and 436,000 utilized in the respective prior year periods.

3.   INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market.

     Inventories at March 31, 1998 (unaudited) and June 30, 1997 were comprised of the following (in thousands):

                          MARCH 31, 1998       JUNE 30, 1997
                          --------------       -------------
     Raw materials            $ 23,528            $ 25,002
     Work-in-process            57,340              56,749
     Finished goods             45,968              34,003
                              --------            --------
                              $126,836            $115,754
                              --------            --------
                              --------            --------

4.   LONG-TERM DEBT AND OTHER LOANS

     A summary of the Company's long-term debt and other loans at March 31, 1998 is as follows (in thousands):


                                                                      MARCH 31,
                                                                      1998
                                                                    -------------
     Capitalized lease obligations payable in varying monthly
       installments primarily at rates from 6.0% to 10.7%              $ 1,954

     Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 5.5% to 8.7%, due
       in 1999 through 2003                                             47,263

     Domestic unsecured bank loans payable in varying monthly
       installments at rates from 6.2% to 6.6%, due in 2000 through
       2003                                                             98,465

     Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 8.0% to
       10.8%, due in 1998 through 2000                                   2,283

     Foreign unsecured bank loans payable in varying monthly
       installments at rates from 2.6% to 8.4%, due in 1998
       through 2006                                                     23,235
                                                                    -------------
                                                                       173,200

     Less current portion of long-term debt                            (19,190)
                                                                    -------------
                                                                      $154,010
                                                                    -------------
                                                                    -------------

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

     As of March 31, 1998, the Company had recorded approximately $68.7 million in cumulative costs against its $75 million restructuring reserve, of which approximately

     $65 million related to non-cash effects of asset write-offs and about $3.7 million represented cash expenditures for termination benefits paid to over 100 employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1998 COMPARED WITH THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 1997

The following table sets forth certain items as a percentage of revenues.


                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   MARCH 31,                     MARCH 31,
                                                  (UNAUDITED)                   (UNAUDITED)
                                             ---------------------         ---------------------
                                              1998           1997           1998           1997
                                             ------         ------         ------         ------
Revenues                                     100.0%         100.0%         100.0%         100.0%
Cost of sales                                 68.3           65.5           67.2           65.9
                                             ------         ------         ------         ------
Gross profit                                  31.7           34.5           32.8           34.1

Selling and administrative expense            19.1           21.3           18.9           22.1

Research and development expense               7.7           7.4             6.8            7.2
                                             ------         ------         ------         ------
Operating profit                               4.9           5.8             7.1            4.8

Interest expense, net                         (1.4)         (1.2)           (1.3)          (0.7)

Other income (expense), net                   (0.1)          0.0            (0.1)           0.1
                                             ------         ------         ------         ------
Income before income taxes                     3.4           4.6             5.7            4.2
Provision for income taxes                     1.1           1.4             1.9            1.3
                                             ------         ------         ------         ------
Net income                                     2.3%          3.2%            3.8%           2.9%
                                             ------         ------         ------         ------
                                             ------         ------         ------         ------

Revenues for the three and nine month periods ended March 31, 1998 increased 14.4% and 17.5%, respectively, to $140.4 million and $418.1 million from $122.8 million and $356.0 million in the respective prior year periods. Growth in sales reflected stable demand in North America and increasing sales
in Europe, tempered by difficult market conditions principally in Asia.   In
the quarter, continued strength in industrial demand and an increase in automotive business largely offset weakness in computer-related and consumer electronics sectors. Changes in foreign exchange rates impacted revenues negatively by $3.0 million and $10.5 million for the three and nine month periods ended March 31, 1998, versus negative impacts of $3.3 million and $7.1 million in the respective prior year periods. Revenues in the current quarter included $4.3 million of net royalties from patent licenses versus $5.1 million in the prior year period.

March-quarter gross profit increased to $44.5 million (31.7% of revenues) versus $42.3 million (34.5% of revenues) in the comparable year-ago quarter. Gross profit for the nine month period ended March 31, 1998 increased to $137.3 million (32.8% of revenues) versus $121.5 million (34.1% of revenues) in the year-ago period, reflecting increased volume impacted by continued pressure on prices.

In the three and nine month periods ended March 31, 1998, selling and administrative expense was $26.8 million and $79.1 million (19.1% and 18.9% of revenues), respectively, versus $26.1 million and $78.6 million (21.3% and 22.1% of revenues) in the comparable year-ago periods. The Company's current-year spending ratio reflected the benefit of greater sales volume and the restructuring of operations announced in May 1997.

In the three and nine month periods ended March 31, 1998, the Company's research and development expenditures increased to $10.8 million and $28.3 million (7.7% and 6.8% of revenues), respectively, compared to $9.1 million and $25.8 million (7.4% and 7.2% of revenues) in the comparable prior year periods. The Company's research and development program focuses on the advancement and diversification of HEXFET-Registered Trademark- power MOSFET and IGBT product lines and the development of high voltage control integrated circuits and power products that work in combination with HEXFET power MOSFETs and IGBTs. IR's program places increasing emphasis on the development of value-added chipsets, hybrids and board-level products that tune and combine components to optimize overall system performance and reduce customers' cost and development time. A new Development Center in El Segundo began production in the second quarter of fiscal 1998, providing greater capacity and submicron development capability.

Net interest expense increased $0.4 million and $2.9 million in the three and nine month periods ended March 31, 1998, compared to the respective prior year periods, reflecting increased interest expense incurred on higher average debt balances.

Foreign currency gains and losses affected net income negatively by $0.4 million and $0.1 million for the three and nine month periods ended March 31, 1998 compared to a negative impact of $0.3 million and a positive impact of $0.6 million in the respective prior year periods.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 47% of annual revenues in the first half and 53% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company maintained cash and cash equivalent balances of $39.3 million and short-term investments of $15.5 million. In addition, the Company had established $76.7 million of domestic and foreign revolving lines of credit, against which $38.2 million had been borrowed. Based on covenant and collateral limitations, the Company had $34.2 million available for borrowing at March 31, 1998. Additionally, the Company had at its disposal $30.8 million of unused capital equipment credit lines. At March 31, 1998, the Company had made purchase commitments for capital equipment of approximately $26.1 million.

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




                       INTERNATIONAL RECTIFIER CORPORATION
                       -----------------------------------
                                   REGISTRANT




May 19, 1998                       MICHAEL P. MCGEE
                              ---------------------------------
                                        Michael P. McGee
                                        Vice President,
                                        Chief Financial Officer and
                                        Principal Accounting Officer

PART II.  OTHER INFORMATION

     None