Form 10-K405
period 1998-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1998-09-30
CIK 316793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 ( ) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 ( ) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EXCHANGE ON WHICH
            TITLE OF EACH CLASS                        REGISTERED
  ----------------------------------------  ---------------------------------
         Common Stock, par value $1              New York Stock Exchange
                                                 Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $247,657,977 (computed using the closing price of a share of Common Stock on September 28, 1998 reported by New York Stock Exchange).

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There were 51,527,602 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 28, 1998.

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 23, 1998, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 1998, are incorporated by reference in
Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                                              PAGE
---------                                                                                                      -----------
                                                          PART I

       1.  Business..........................................................................................           3

       2.  Properties........................................................................................          10

       3.  Legal Proceedings.................................................................................          11

       4.  Submission of Matters to a Vote of the Security Holders...........................................          12

           Additional Item. Executive Officers of the Registrant.............................................          12

                                                         PART II

       5.  Market for the Registrants' Common Equity and Related Stockholders' Matters.......................          13

       6.  Selected Financial Data...........................................................................          14

       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............          15

       8.  Financial Statements and Supplementary Data.......................................................          20

       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............          44

                                                         PART III

      10.  Directors and Executive Officers of the Registrant................................................          44

      11.  Executive Compensation............................................................................          44

      12.  Security Ownership of Certain Beneficial Owners and Management....................................          44

      13.  Certain Relationships and Related Transactions....................................................          44

                                                         PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................          44

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    International Rectifier Corporation ("IR" or "Company") is a major worldwide supplier of power semiconductors. Power semiconductors switch or condition electricity at relatively high voltage and current levels in products such as office equipment, production and process equipment, computers/peripherals, automobiles, cellular phones, routers and servers, home appliances, welders, satellites and electronic lighting ballasts.

    The Company designs, manufactures, and markets power semiconductors, which are used for power conversion. In a manner similar to the way that oil is refined to produce efficient, usable fuel, electrical power is converted to produce efficient, usable power. This process of power conversion can be viewed in four stages: input rectification, control, switching, and output rectification. Input rectification conditions off-line electricity, typically rectifying alternating current to direct current. The control function measures incoming electricity and sends a signal to a switch. The switch chops the energy into small elements. Output rectification re-configures the elements into a form usable by electrically operated equipment.

    IR supplies devices that perform each of the four basic power conversion functions, and most end products use more than one type of power conversion device. This allows IR to develop devices that work together to optimize the performance of end products, and enables the Company to capitalize more broadly on market-leading devices.

    IR's products are widely used. Applications for power semiconductors in automobiles include anti-lock braking, fuel injection systems, power accessories, air bags, and electronic power steering. Computer/ peripheral applications include monitors, disk drives, and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics and lighting applications include home entertainment, household appliances, and electronic lighting ballasts. Communications applications include portable phones, telephone networks, and modems. Power semiconductors are also used widely in industrial applications such as motor-driven production lines, machine tools, fork lifts, and welders.

    Based on statistics published by the Semiconductor Industry Association ("SIA"), the Company believes it is the leader in the field effect power transistor segment with its HEXFET-Registered Trademark- power MOSFETs (Metal Oxide Semiconductor Field Effect Transistors) and IGBTs (Insulated Gate Bipolar Transistors). SIA data indicates that over the past five years power MOSFET sales have grown at an average rate of 22% per year. Industry-wide sales of power MOSFETs and IGBTs were $2.8 billion in calendar 1997, an increase of 2% over 1996 levels. The slower rate of increase in demand was attributable to the impact of Asian economic conditions, changes in currency exchange rates, aggressive price competition, and an inventory correction in the PC sector.

    The Company's major customers in the automotive segment include Delco, Ford, Siemens, and Bosch. IBM, NEC, and Compaq are customers in the computer segment. Consumer electronics customers include Philips and Sony. Customers in the telecommunications segment include Lucent Technologies, Motorola, and Nokia. Industrial customers include Emerson, Sanken Electric, and American Power Conversion. The Company also sells its products to distributors, including Arrow Electronics, Hamilton/Hallmark, and Future Electronics. In fiscal year 1998, the Company's product sales by region were approximately 47% from North America, 26% from Europe, and 27% from Asia. IR has manufacturing facilities in North America, Europe, and Asia, and uses subcontract assembly in Asia.

    IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979. Its executive offices are located at 233 Kansas Street, El Segundo, California 90245 and its telephone number is (310) 726-8000.

POWER SEMICONDUCTOR INDUSTRY

    Semiconductors are silicon-based chips that conduct and block electricity. The semiconductor industry consists of two product categories: integrated circuits ("ICs") and discrete semiconductors. ICs operate at low power levels and perform multiple functions to process and convey information in electronic signal form. IC capability is largely defined by circuit density, which increases as its features are miniaturized. The applications for ICs are generally concentrated in the computer industry and have been subject to frequent redesign, short product life cycles and rapid obsolescence. As a result, the demand for ICs has been highly cyclical.

    In contrast to ICs, discrete semiconductors perform a single function. Power semiconductors are discretes that operate at high power levels, and they condition and control electricity to operate a power supply, control a motor, or light a lamp. Their capability is largely defined by the level of power that they can handle and their efficiency in converting raw electric current into a more useful form. The amount of electric current handled and the heat generated present different design challenges than those of integrated circuits, and the miniaturization of power semiconductors usually lags that of ICs. Demand is typically less volatile.

    MOS technology has enabled advances in power semiconductor performance and cost-per-function. Field effect power transistors (power MOSFETs and IGBTs) have gained an increasing share of the power transistor market at the expense of older-technology bipolar transistors that also serve the switch function.

    MOS power transistors offer significant benefits over bipolar power transistors. They provide much greater switching speed, which allows the design of higher frequency, more compact circuits. They are activated by voltage rather than current, so they require less external circuitry. MOS power transistors are more compatible with microprocessor controls. They offer more reliable long-term performance and are more rugged, so they can better withstand adverse operating conditions. Power MOSFETs and IGBTs compare favorably to bipolar power transistors on a price/performance basis.

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

    AUTOMOTIVE ELECTRONIC SYSTEMS. The concentration of solid state electronics has increased rapidly in recent model year automobiles as safety and comfort features increase demands on the electronic system. Applications include anti-lock braking systems; air-bags; fuel injection systems; electronic power steering, windows, mirrors, and seats. Widespread adoption of battery operated electric and hybrid vehicles to reduce emissions could dramatically increase consumption of field effect power transistors.

    ELECTRONIC LIGHTING BALLASTS. Electronic lighting ballasts, which can incorporate power MOSFETs and Power ICs, significantly reduce the amount of energy consumed in lighting. Conversion to electronic ballasts has been driven by lower end-user operating costs and incentives to increase energy efficiency. Applications include overhead fixtures, compact fluorescent bulbs, and high-intensity discharge (HID) lamps.

    VARIABLE SPEED MOTORS. Variable-speed solid state controls increase energy efficiency and performance in a broad range of industrial and appliance motors. Public mandates to meet rising demand for power and conserve natural resources drive demand for affordable, efficient motor controls. Clean air legislation is also driving the conversion from traditional chlorofluorocarbons ("CFCs") to refrigerants that are less toxic but also less efficient. Manufacturers of refrigerators and air conditioners can compensate for these less efficient chemicals by using more efficient variable-speed motors.

PRODUCTS

    The Company's products convert electrical power to make it more usable and efficient in performing work such as operating power supplies, controlling motors, and lighting lamps. The products' ability to minimize energy lost at each point in the power conversion process is central to their value. Important growth applications include portable electronics, automotive electronics, and variable-speed motors.

    The Company's HEXFET power MOSFET products and IGBT transistors comprised approximately 70% of fiscal 1998 sales. IR also supplies High Voltage Control ICs, high-performance diodes, and high power rectifiers and thyristors. The Company believes that its full complement of power conversion technology represents a competitive advantage, enabling IR to provide customers with integrated solutions to their power conversion needs.

    SWITCHING PRODUCTS

    FIELD EFFECT POWER TRANSISTORS (power MOSFETs and IGBTs) serve the switch function in power conversion to provide an even, usable flow of power for electronic equipment.

    POWER MOSFETS. Through its HEXFET product line, the Company believes it is the market leader in power MOSFETs. The breadth and diversity of the market for these products help to stabilize demand.

    Applications for MOSFETs in automobiles include anti-lock braking and fuel injection systems, electronic power steering, power accessories, and air bags. Computer/peripheral applications include power supplies, disk drives, and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics applications include home entertainment, video cameras, household appliances, and power tools. Lighting applications include electronic lighting ballasts and compact fluorescent bulbs. Industrial applications include motor control, instrumentation, and test equipment. Communications applications include telephone networks and modems. Government and aerospace applications include satellites, communications equipment, command-and-control systems, and missiles.

    Market acceptance and brand recognition of the Company's HEXFET line of products have benefited from the Company's emphasis on quality control and reliability, and the Company believes its standards to be among the most stringent in the industry. Cumulative and current data on long and short term product reliability is made available to customers quarterly.

    The Company fabricates the majority of its power MOSFET wafers at its HEXFET America facility in Temecula, California. Die from these wafers are assembled into packaged devices at IR's facilities in England and Mexico, and subcontract facilities in Asia. See "Manufacturing."

    IGBTS. IGBTs typically serve the switch function in power conversion applications that require higher current and voltage than power MOSFETs can handle efficiently. IGBTs combine the ease of voltage-driven power MOSFET technology with the conduction efficiency of bipolar transistor technology. The performance and ruggedness of these devices enable them to replace bipolar transistors and thyristors in many high-voltage, high-current motor control and power conditioning applications. Energy-efficient, variable-speed motor controls are an emerging application, and the Company believes electric and hybrid vehicles may require large quantities of IGBTs for each vehicle.

    The Company's IGBT technology is closely related to its MOSFET technology, and the Company views them as complementary products. The Company believes that its patents on fundamental MOSFET technology also apply to IGBTs, and it is seeking further patent protection on its IGBT technology, as well as on its MOSFET technology.

    CONTROL PRODUCTS

    HIGH VOLTAGE CONTROL INTEGRATED CIRCUITS. These devices serve the control function of power conversion and optimize the performance of power MOSFETs and IGBTs. They perform the functions of multiple discrete components. This integration allows IR's customers to simplify circuit design and assembly, improve reliability, and reduce overall system size and cost. In sensing and responding to adverse operating conditions the performance of high voltage control integrated circuits is superior to that of discrete components in a safety or diagnostic circuit. IR's high voltage control integrated circuits draw on the Company's MOSFET technology, and the Company believes that its power MOSFET patents also apply to a broad range of high voltage control integrated circuits.

    High voltage control integrated circuits are used in a wide variety of power supply, motor, and lighting control applications. These include industrial motor controls, home appliance motor controls, solenoid drivers, welding equipment, telecom switchers, computer/peripherals, instrumentation and test equipment, and electronic lighting ballasts.

    OUTPUT RECTIFICATION PRODUCTS

    The Company's Schottky diodes and Fast-Recovery diodes serve the output rectification function of power conversion. Output rectification reconfigures elements of electrical power into a form usable by electrically-operated equipment. Schottky diodes are used with power MOSFETs in high-frequency applications such as computer/peripherals. The Company's HEXFRED-Registered Trademark- Fast-Recovery diodes are used with IGBTs in higher-current, lower-frequency applications such as motor controls.

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

MANUFACTURING

    Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly (or packaging). Wafer fabrication requires a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties. The chemicals are applied in patterns that define cells or circuits within numerous individual devices (termed "die" or "chips") on each wafer. Packaging or assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in structures (termed packages) that make them usable in a circuit. Power semiconductors generally use process technology and equipment already proven in the manufacturing of IC's.

    The Company has production facilities in California, England, Italy, Mexico, India, and China. In addition, the Company has equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Japan, Taiwan, Malaysia, the Czech Republic, and the United States.

    IR fabricates the majority of its power MOSFET and IGBT wafers at its HEXFET America facility in Temecula, California. The Company's most advanced wafer fabrication facility, located in El Segundo,

California, expands IR's manufacturing resources, as well as its development capability (see also "Research and Development"). A wafer fabrication facility for high voltage power integrated circuits and other advanced products, as well as assembly operations for components used in government/space applications, are located in El Segundo, California. Plants that assemble MOSFETs and other products are located overseas, in Company-owned and subcontract facilities. In the second half of fiscal 1997, the Company completed a new assembly facility in Tijuana, Mexico, that assembles MOSFETs, Schottkys, IGBTs, and other modules. The Company's Oxted, England facility, which qualifies as a duty-free facility, assembles MOSFETs, IGBTs, Schottkys, and diodes. The Company manufactures substantially all its high power rectifiers and thyristors at its Turin, Italy facility. A Schottky wafer fabrication facility at its Turin facility went into production in late calendar 1996. The Company also has arrangements with third parties for product assembly in the Philippines, Malaysia, Taiwan, Japan, the Czech Republic, and Mexico. In a duty-free zone in India, the Company has an assembly facility for rectifiers and thyristors.

MARKETING, SALES, AND DISTRIBUTION

    The Company markets its products through sales staff, representatives, and distributors. The Company believes its ability to offer products that serve each of the four functions of power conversion enhances its competitive position in the overall power semiconductor market.

    In fiscal year 1998, the Company's product sales by region were approximately 47% from North America, 26% from Europe, and 27% from Asia. The Company's domestic direct sales force is organized into four sales zones. In Western Europe, the Company's products are sold through its own sales force as well as through sales agents and distributors. The Company's European sales and representative offices are in England, Italy, Sweden, France, Germany, Finland, Denmark, Switzerland, Russia, the Czech Republic, and Hungary. In Asia, IR has sales, representative, and liaison offices in India, Japan, Singapore, China, Hong Kong, South Korea, Taiwan, the Philippines, Australia, and New Zealand.

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

CUSTOMERS

    International Rectifier's devices are incorporated in subsystems and end products manufactured by other companies. IR's customers in the automotive segment include Delco, Ford, Siemens, and Bosch. IBM, NEC, and Compaq are customers in the computer segment. Consumer electronics customers include Philips and Sony. Customers in the telecommunications segment include Lucent Technologies, Motorola, and Nokia. Industrial customers include Emerson, Sanken Electric, and American Power Conversion. Over the long term, approximately 30% of the Company's revenues have come from sales of its products to distributors, including Arrow Electronics, Hamilton/Hallmark, and Future Electronics. The Company has historically found it more difficult to determine distributor demand than demand from its other customers. No single customer accounted for 10% or more of fiscal 1998 revenues.

BACKLOG

    As of June 30, 1998, the Company's backlog of orders was $113.0 million compared to $143.8 million as of June 30, 1997. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following 12 months. Increasingly, major customers are operating their businesses with shorter lead-times and are placing orders on a periodic rather than an annual basis, which tends to reduce backlog relative to future revenue. The decrease in backlog at June 30, 1998 is largely attributable to shorter customer lead times and lower order values driven by economic pressures in Asia, unfavorable changes in currency exchange rates, and an inventory correction in the PC sector. Given adequate notice, IR usually allows customers to cancel purchase orders without penalty. Backlog is not necessarily indicative of sales for any future period.

RESEARCH AND DEVELOPMENT

    The Company's breadth of technology and focus on power conversion underlie an integrated approach to developing complementary products designed to add value and differentiate International Rectifier from its competitors. IR conducts research and development activities to improve the price/ performance ratio of its product offerings to customers across a wide range of end-use applications. The Company's research and development program focuses on the advancement and diversification of its HEXFET power MOSFET and IGBT product lines and the development of high voltage control integrated circuits and power products that work in combination with HEXFET power MOSFETs and IGBTs. IR's program places increasing emphasis on the development of chipsets and system-level solutions that optimize components to improve overall system performance and cost. These devices will also enable customers to accelerate market introduction of their products.

    In fiscal years 1998, 1997, and 1996, the Company spent approximately $39.1 million, $35.5 million, and $27.0 million, respectively, on research and development activities.

    Fiscal 1997 product introductions included the subsystems that may reduce by as much as half the size, cost, and development time for advanced motion control systems. Other important product introductions included a broad family of IGBTs with decisive speed and efficiency advantages; the industry's first 1200V IC, which serves as the core of IR's highly-integrated motor drive solutions; a specialized series of highly-competitive IGBTs for high-volume power supplies; and co-packaged power MOSFETs and diodes in proprietary FETKY-TM- packages that offer the industry's smallest footprint.

    A new Development Center in El Segundo came on line in the first quarter of fiscal 1998. This facility provides greater capacity and submicron capability for development and pilot production of advanced power MOSFETs and IGBTs. The 55,000 square foot facility incorporates a 12,000 square foot clean-room and is designed to support a greater activity level as IR aggressively addresses high-growth market opportunities in the field of power conversion. The cost for construction and equipment totaled approximately $48 million.

    The advanced process capability and much shorter development cycle of this new development center produced tangible benefits, as International Rectifier established new standards in device density and key performance parameters to address high-growth opportunities. The Company's new p-channel trench MOSFET for cellular phones and other portable electronics products reduced on-resistance by half, and a new chipset achieved record efficiency in portable PC's. A new generation of power MOSFETs set benchmarks in high-voltage performance, and IR high-voltage control IC's continued to set the industry architectural standard for motor control and lighting applications.

INTELLECTUAL PROPERTY

    The Company has made significant investments in developing and protecting its intellectual property. Through successful enforcement of its patents, the Company has entered into a number of license agreements, generated royalty income, and received substantial payments in settlement of litigation. The Company currently has 116 unexpired U.S. patents and 76 U.S. patents pending. Those patents fundamental to the Company's products expire between 2000 and 2010. In addition, the Company has 122 issued foreign patents and 373 foreign patents pending in a number of countries. The Company is also licensed to use certain patents owned by others. Under the terms of an agreement with Unitrode Corporation, the Company pays Unitrode approximately 12% of the Company's net patent royalty income. The Company has several registered trademarks in the United States and abroad including the trademark HEXFET. The Company believes that its proprietary technology and intellectual property contribute to its competitive advantage.

    Since the Company believes that its power MOSFET patents are broadly applicable, it is committed to enforcing its rights under those patents. The Company presently has license agreements with most of the major power MOSFET manufacturers in the United States and abroad. In fiscal 1998, $17.2 million of net revenues were derived from royalty-bearing license agreements.

    Certain of the Company's fundamental power MOSFET patents have been, and continue to be, subjected to reexamination in the United States Patent and Trademark Office ("PTO"). The Company's 5,008,725 and 5,130,767 patents are currently undergoing reexamination in the PTO. The Board of Patent Appeals of the PTO issued decisions in November 1997, May 1998 and August 1998 upholding the patentability of the Company's U.S. patents 4,593,302, 4,642,666, and 4,959,699, respectively. A reexamination certificate has been issued for the 4,593,302 patent and a notice of intent to issue such a certificate, dated July 17, 1998, has been received for the 4,642,666 patent.

    Although no assurance can be given as to the ultimate outcome of the Company's patent enforcement efforts, the PTO reexamination proceedings, or the success of the Company's patent licensing program, the Company believes that its patent portfolio will be the source of continuing income.

COMPETITION

    The Company encounters differing degrees of competition for its various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes, and many of the Company's competitors are larger companies with greater financial resources than IR. The Company believes that it is distinguished from competitors by its breadth of product line and ability to combine multiple power conversion products into compact, cost-effective packages and system-level solutions. IR's products compete with products manufactured by others based on breadth of product line, quality, price, reliability, over-all performance of the products, delivery time to the customer, and service (including technical advice and support). The Company's competitors include European Powersemiconductor and Electronics Company GmbH ("Eupec"), Harris Corporation, Hitachi Ltd., Motorola, Inc., NEC Corporation, Philips International B.V., Powerex, Inc., Samsung Semiconductor Inc., ST Microelectronics (formerly called SGS-Thomson Microelectronics), Siemens AG, Siliconix incorporated, Toshiba Corporation, and Westcode Semiconductors Ltd.

ENVIRONMENTAL MATTERS

    Federal, state, and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals, and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), its former pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under CERCLA. The lawsuit against the Company, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. The Company recently received an offer from the EPA by letter dated June 16, 1998 to settle claims against the Company for the clean up of the OII Site for a payment of $173,580, less a credit of $40,000 for the prior settlement payment, for a net payment of $133,580. The Company recently accepted the EPA's offer and is waiting for final approval of the settlement.

    The Company received a letter (dated July 25, 1995) from the U.S. Department of Justice, directed to Rachelle, offering to settle claims against Rachelle relating to the first three elements of clean-up work at the OII Site for the sum of $4,953,148 (the final remedy assessment has not yet been made). This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle. In its response, dated October 20, 1995, the Company stated its belief that none of the wastes generated by Rachelle was hazardous. The Company has received no further communications in connection with the Supplemental Information Request.

    Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting Rachelle to participate (with numerous other companies) in the final remedial actions for the OII Site. Counsel replied on October 21, 1997, maintaining the position that the fermentation wastes sent to the OII Site by Rachelle were not toxic and requesting additional information from the EPA. The amount of Rachelle's potential liability for the final remedy has not been provided by the EPA and is not presently determinable. The Company cannot determine with accuracy the amount of the potential demand to Rachelle for the cost of the final remedy. However, based upon information received to date, the Company believes that any demand, if made, while likely to be significant, should nonetheless be substantially below the demand amount for earlier phases of the OII Site clean-up.

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

    The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company, in June 1995, joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, of which between $20,000 and $25,000 is presently expected to be allocated to the Company. However, the ultimate cost borne by the Company will depend on the extent of the clean-up undertaken by the group and the actual clean-up costs and the final allocation scheme agreed upon by the group. Further, a tentative settlement offer has been proposed by the group of PRPs to small contributors like the Company that would allow the Company to pay a lump sum in settlement of its clean-up obligations. If the proposal is confirmed, it is currently expected that the Company could settle its liability by the payment of approximately $40,000 to $60,000. At this time the Company is unable to predict when or if the settlement proposal will be consummated.

EMPLOYEES

    As of June 30, 1998, the Company employed approximately 4,395 people, of whom approximately 3,240 are employed in North America, 1,030 in Western Europe, and 125 in Asia. The Company is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's operations occupy a total of approximately 1,101,000 square feet, of which approximately 597,000 square feet are located within the United States. Of the worldwide total, approximately 371,000 square feet are leased and the balance is owned by the Company.

    IR's leases expire between 1998 and 2012. If the Company is unable to renew these leases upon expiration, it believes that it could find other suitable premises without any material adverse impact on its operations.

    The Company's major facilities are in the following locations:

                                      TOTAL SQUARE FEET
                                     --------------------
FACILITY                               OWNED     LEASED            EXPIRATION OF LEASE
-----------------------------------  ---------  ---------  -----------------------------------
Temecula, California...............    297,000     --
El Segundo, California.............    127,000    173,000  May 31, 1999--July 31, 2004
Tijuana, Mexico....................    150,000     --
Oxted, England.....................     40,000     32,000  June 30, 2000--March 27, 2012
Turin, Italy.......................    110,000     --

    The Company believes that these facilities are adequate for its current and anticipated near term operating needs. IR estimates that it currently utilizes approximately 70% of its worldwide manufacturing capacity, including the capacity added in the second half of fiscal 1997 (see
"Business--Manufacturing").

    The Company has sales and technical support offices located throughout the United States, Canada, France, Denmark, Germany, Switzerland, Finland, Scandinavia, Russia, the Czech Republic, Hungary, Hong Kong, Japan, China, Korea, Taiwan, the Philippines, Singapore, and India which operate in leased facilities.

ITEM 3. LEGAL PROCEEDINGS

    On January 16, 1998, the Company filed suit in Federal District Court in Los Angeles, California against Samsung Semiconductor, Inc. and Samsung Electronics Co., Ltd., alleging infringement of the Company's U.S. patents 4,959,699 and 4,705,759. The suit seeks customary relief in such matters. The complaint was amended on August 12, 1998 to add the Company's U.S. patent 4,642,666 to the suit.

    On June 3, 1998, the Federal District Court granted the Company's motion for a preliminary injunction prohibiting Samsung Semiconductor, Inc. and Samsung Electronics Co., Ltd. from importing into or making, using, selling or offering for sale in the U.S. IGBTs (Insulated Gate Bipolar Transistors) designated by Samsung part number SGL60N90D. Samsung is appealing this order.

    On August 21, 1998, the Company filed suit in Federal District Court in Los Angeles, California against Fuji Electric Co., Ltd. and Collmer Semiconductor, Inc., alleging infringement of the Company's U.S. patents 4,959,699, 4,705,759, 4,642,666, and 4,974,059. The suit seeks customary relief in such matters.

    The Company and certain of its directors and officers have been named as defendants in three class action lawsuits filed in Federal District Court in California in 1991. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. The complaints generally allege that the Company and the other defendants made materially false statements or omitted to state material facts in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures Due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities as defendants.

    The District Court on March 31, 1997 rendered a decision on a motion for summary judgment brought by the Company and certain of its directors and officers. The Court issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under
Section 10(b) of the

Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and was denied as to other such claims. The Court also granted the summary judgment motion brought by the underwriters. The plaintiffs are seeking reversal of these orders.

    On January 28, 1998, the Court issued several rulings. The court decertified the class pursuing common law claims for fraud and negligent misrepresentation, and granted the defendants' motion to narrow the shareholder class period to June 19, 1991 through October 21, 1991. The plaintiffs are seeking reversal of these rulings.

    Although the Company believes that the remaining claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's financial condition and results of operations. Trial of this action against the Company is scheduled for February 1, 1999.

    No provision for any liability that may result upon adjudication of these matters has been made in the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    Not applicable.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company serve at the discretion of the Board of Directors. Mr. Eric Lidow's employment with the Company is subject to the provisions of an executive employment agreement with the Company dated May 15, 1991. For further information, see "Notes to Consolidated Financial Statements--Note 13. Executive Agreement."

    The executive officers of IR are:

Eric Lidow..................   85  Chairman of the Board

Alexander Lidow.............   43  Chief Executive Officer

Derek B. Lidow..............   45  Chief Executive Officer

Robert J. Mueller...........   69  Executive Vice President--External Affairs
                                   and Business Development

Michael P. McGee............   39  Vice President--Chief Financial Officer

L. Michael Russell..........   51  Vice President, Secretary and General Counsel

    Eric Lidow is a founder of the Company, has been a director of the Company since its inception in 1947 and was Chief Executive Officer until March 6, 1995. Mr. Lidow continues as Chairman of the Board and also serves as Chairman of the Company's Executive Committee.

    Alexander Lidow, Ph.D., has been employed by the Company since 1977. He served as the Semiconductor Division's Vice President--Research and Development beginning July 1979, was promoted to Semiconductor Division Executive Vice President--Manufacturing and Technology in March 1985, and became the President of the Electronic Products Division in July 1989. In August 1992, Dr. Lidow was elected Executive Vice President of Operations. He was elected a director in September 1994 and Chief Executive Officer in March 1995. Dr. Lidow serves on the Board of Overseers of RAND Corporation and on the Board of Trustees of the California Institute of Technology. Dr. Lidow is a son of Eric Lidow and a brother of Derek B. Lidow.

    Derek B. Lidow, Ph.D., has been employed by the Company since 1976. He served as the Semiconductor Division's Vice President--Operations beginning March 1980, was promoted to Semiconductor Division Executive Vice President--Marketing and Administration in March 1985, and became President of the Power Products Division in July 1989. In August 1992, Dr. Lidow was elected Executive Vice President and in July 1993 assumed responsibilities for worldwide sales and marketing. He was elected a director in September 1994 and Chief Executive Officer in March 1995. Dr. Lidow serves as member of the Leadership Council of the School of Engineering of Princeton University and is a Trustee of the Los Angeles Philharmonic. Dr. Lidow is a son of Eric Lidow and a brother of Alexander Lidow.

    Robert J. Mueller has been employed by the Company since November 1961. He served as Vice President of Marketing for the U.S. Semiconductor Division from 1963 until October 1969 when he was promoted to Corporate Vice President--Foreign Operations. Mr. Mueller became Executive Vice President--World Marketing and Foreign Operations in April 1978, Corporate Executive Vice President-- External Affairs and Worldwide Sales in July 1989, and in July 1993 became Executive Vice President-- External Affairs and Business Development. He was elected a director in 1990.

    Michael P. McGee has been employed by the Company since 1990. He joined the Company in July 1990 as Director of Corporate Accounting and was promoted to Corporate Controller in December 1990. Mr. McGee became Vice President, Controller and Principal Accounting Officer in 1991, and in 1993, became Vice President--Chief Financial Officer. From 1985 to the time he joined the Company, Mr. McGee was a senior manager and audit manager at Ernst and Young.

    L. Michael Russell has been employed by the Company since January 1997. He joined the Company as Vice President and General Counsel and became Secretary in February 1997. Mr. Russell was General Counsel, Consumer & Industrial Segment, and Chief International Counsel of Teledyne, Inc., where he was employed in the Corporate Legal Department for more than five years immediately prior to joining the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

                          PRICE RANGE OF COMMON STOCK
                                  (IN DOLLARS)

                        FIRST QUARTER       SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
                      -----------------   ------------------   -------------------   ------------------   STOCKHOLDERS AT
FISCAL YEAR            HIGH       LOW      HIGH       LOW        HIGH       LOW       HIGH       LOW         YEAR END
--------------------  -------   -------   -------   --------   --------   --------   -------   --------   ---------------
1998................   23 3/4    18        23 3/8    11 9/16    14 9/16    10 9/16    12 1/2     8 3/16        1,837
1997................   20 5/8    12 1/4    16 1/4    12 1/4     16 7/8     12         18 1/4    11 1/8         1,946

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data as of June 30, 1998 and 1997 and for the fiscal years ended June 30, 1998, 1997, and 1996 are derived from the audited consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements and notes with respect thereto included herein. The selected consolidated financial data as of June 30, 1996, 1995, and 1994, and for the fiscal years ended June 30, 1995 and 1994 are derived from audited consolidated financial statements of the Company which are not included herein.

                                                                      FISCAL YEARS ENDED JUNE 30,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues.............................................  $  551,891  $  486,127  $  576,849  $  429,026  $  328,882
Cost of sales........................................     375,727     323,067     351,046     278,202     219,944
                                                       ----------  ----------  ----------  ----------  ----------
Gross profit.........................................     176,164     163,060     225,803     150,824     108,938
Selling and administrative expense...................     104,661     105,954     102,129      82,328      69,008
Research and development expense.....................      39,132      35,495      26,967      20,108      16,381
Impairment of assets and restructuring charge........      --          71,000      --          --          --
                                                       ----------  ----------  ----------  ----------  ----------
Operating profit (loss)..............................      32,371     (49,389)     96,707      48,388      23,549
Interest expense, net................................      (7,288)     (4,015)       (394)       (377)     (3,625)
Other income (expense), net..........................        (494)        714        (383)       (544)     (1,050)
                                                       ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes....................      24,589     (52,690)     95,930      47,467      18,874
Provision (benefit) for income taxes.................       8,114      (9,484)     29,451       8,069       3,160
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss)....................................  $   16,475  $  (43,206) $   66,479  $   39,398  $   15,714
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss) per common share--Basic(1).........  $     0.32  $    (0.84) $     1.31  $     0.85  $     0.39
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss) per common
  share--Diluted(1)..................................  $     0.32  $    (0.84) $     1.29  $     0.84  $     0.38
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

Average common shares outstanding--Basic(1)..........      51,248      51,307      50,577      46,535      40,630
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

Average common shares and potentially dilutive
  securities outstanding--Diluted(1).................      51,674      51,307      51,384      47,020      40,856
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

                                                                              AT JUNE 30,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA (IN THOUSANDS)(2)
Working capital......................................  $  163,317  $  203,216  $  178,072  $  127,751  $   67,165
Total assets.........................................     735,827     679,753     629,079     496,184     330,574
Short-term debt......................................      65,379      31,820      23,570      25,235      33,310
Long-term debt, less current maturities..............     141,528     143,164      47,994      23,881      26,817
Stockholders' equity.................................     399,650     381,715     421,213     345,181     202,943

------------------------

(1) Adjusted to reflect the two-for-one stock split declared on November 20, 1995.

(2) Certain reclassifications have been made to previously reported amounts to conform with current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain items included in selected financial data as a percentage of revenues.

                                                                         FISCAL YEARS ENDED JUNE 30,
                                                                       -------------------------------
                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Revenues.............................................................      100.0%     100.0%     100.0%
Cost of sales........................................................       68.1       66.5       60.9
                                                                       ---------  ---------  ---------
Gross profit.........................................................       31.9       33.5       39.1
Selling and administrative expense...................................       19.0       21.8       17.7
Research and development expense.....................................        7.1        7.3        4.7
Impairment of assets and restructuring charge........................     --           14.6     --
                                                                       ---------  ---------  ---------
Operating profit (loss)..............................................        5.8      (10.2)      16.7
Interest expense, net................................................       (1.3)      (0.8)      (0.1)
Other income (expense), net..........................................       (0.1)       0.1       (0.1)
                                                                       ---------  ---------  ---------
Income (loss) before income taxes....................................        4.4      (10.9)      16.5
Provision (benefit) for income taxes.................................        1.4       (2.0)       5.0
                                                                       ---------  ---------  ---------
Net income (loss)....................................................        3.0%      (8.9)%      11.5%
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    1998 COMPARED WITH 1997 (53 WEEK YEAR AND 52 WEEK YEAR, RESPECTIVELY)

    Revenues for fiscal 1998 increased 14% to $551.9 million from $486.1 million in the prior year. Unit shipments increased 38 percent, but the revenue increase was partially offset by a $12.3 million unfavorable fluctuation in currency exchange rates and an approximate average 14% price reduction on the Company's products. The price decline reflected the impact of Asian economic conditions and efforts by customers and distributors to reduce channel inventories. Net patent royalties contributed $17.2 million to revenue, compared to $20.3 million in the prior period. Royalties are based on licensees' sales, which we believe declined as a result of economic and business conditions, currency exchange rates, and fluctuations in product mix.

    Gross profit was $176.2 million (31.9% of revenues) in fiscal 1998 versus $163.1 million (33.5% of revenues) in fiscal 1997. The gross profit decline reflects pricing and market conditions described above.

    Selling and administrative expense was $104.7 million (19.0% of revenues) in fiscal 1998 versus $106.0 million (21.8% of revenues) in fiscal 1997.

    In fiscal 1998, the Company's research and development expenditures increased $3.6 million to $39.1 million (7.1% of revenues) from $35.5 million (7.3% of revenues) in the prior period. Revenue from new products increased 14% over the prior year level, and new products accounted for 33% of fiscal 1998 and 1997 revenue, respectively.

    In fiscal 1998, net interest expense increased $3.3 million from the prior year. The increase was due to higher interest expense incurred on higher average debt balances over the prior year, partially offset by small increases in interest income on investments and interest capitalized on construction in progress.

    Net foreign currency gains and losses were less than $1 million in each year.

    1997 COMPARED WITH 1996 (52 WEEK YEARS)

    Revenues for fiscal 1997 decreased 15.7% to $486.1 million from $576.8 million in the prior year. This reflected an approximate 20% price reduction on roughly 50% of the Company's products and aggressive efforts, principally by distributors, to reduce inventory levels, partially offset by increases in revenue attributed to new products. Changes in foreign exchange rates negatively impacted revenues by $9.3 million. Revenues for fiscal 1997 included $20.3 million of net patent royalties compared to $16.3 million in the prior year, reflecting higher sales by licensees.

    In fiscal 1997 gross profit was $163.1 million (33.5% of revenues) versus $225.8 million (39.1% of revenues) in fiscal 1996. Fiscal 1997 gross profit margins reflected lower dollar volumes, an approximate 20% price reduction on roughly 50% of the Company's products, and fixed overhead expense scaled to anticipated higher revenue levels.

    Selling and administrative expense was $106.0 million (21.8% of revenues) in fiscal 1997 versus $102.1 million (17.7% of revenues) in fiscal 1996. The Company's fiscal 1997 spending ratio reflected lower-than-expected revenues.

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

    Net foreign currency gains and losses were less than $1 million in each year.

    SEASONALITY

    The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 48% of annual revenues in the first half and 52% in the second half of its fiscal year.

    LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company maintained cash and cash equivalent balances of $32.3 million and $13.2 million of short-term investments. Cash in excess of operating requirements is maintained in financial institutions in the United States.

    In addition, the Company had established $73.4 million of domestic and foreign revolving lines of credit, against which $53.2 million had been borrowed. The Company had also established $92.5 million in domestic and foreign term loan and collateralized equipment financing facilities, against which $25.6 million had been borrowed. Based on covenant and collateral limitations, the Company had $33.9 million available for borrowing against these lines at June 30, 1998.

    On August 28, 1998, the Company replaced an existing $2.5 million revolving line of credit with a new $24.9 million unsecured credit facility, both with the same foreign bank. The new agreement provides the Company with a five-year $8.3 million revolving line of credit, and a five-year $16.6 million term-loan facility, with principal retirements beginning after 30 months. The interest rate on both facilities is based on 1% above the applicable LIBOR rate.

    Based on cash and cash equivalents on hand, short-term investments, and available financing, at June 30, 1998, the Company's liquidity was $79.4 million. At June 30, 1998, the Company had made purchase commitments for capital equipment of approximately $38.3 million.

    The Company plans fiscal 1999 capital investments of between $40 million and $70 million, principally for fabrication and assembly capacity to meet market demand. The Company intends to fund these capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations, and as needed, from funds available from revolving credit and equipment financing facilities. Although the Company believes that funding will be sufficient, the Company may also consider the use of funds from other external sources including, but not limited to, public or private offerings of debt or equity.

    Although the Company believes that the class action lawsuits brought against the Company and its Board of Directors (see "Legal Proceedings") are without merit, the ultimate outcome thereof cannot be presently determined. Accordingly, the Company has not made any provision for any liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity, see "Business--Environmental Matters."

    FOREIGN CURRENCY TRANSACTIONS

    Due to the global nature of its operations, the Company is subject to the effect of international currency fluctuations. In fiscal year 1998, over 50% of the Company's revenues were derived from sales in foreign markets. Net foreign currency gains and losses were less than $1 million in each of the years ended June 30, 1998, 1997 and 1996, respectively.

    The Company manages potential foreign currency exposure by entering into forward contracts and currency options. These contracts are not speculative in nature, as the resulting gains or losses will offset any losses or gains on the underlying hedged transactions.

    INCOME TAXES

    The Company's effective tax rate in fiscal 1998 was approximately 33.0% due primarily to the higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit, offset by foreign tax credits and state tax credits. The difference between the U.S. federal statutory tax rate of 35% and the Company's effective tax rates of approximately (18.0)% and 30.7% in fiscal years 1997 and 1996, respectively, was attributable mainly to foreign jurisdiction losses without foreign tax benefits for 1997 and sales corporation benefits, state credits, and other credits for 1996.

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

    As of June 30, 1998, the Company had recorded $65 million in non-cash asset write-offs and paid $6.5 million for termination benefits relating to the restructuring program. The remaining unutilized restructuring accrual of $3.5 million relates to the elimination of approximately 28 positions, to be completed during fiscal year 1999.

    RECENT ACCOUNTING PRONOUNCEMENTS

    On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement will be effective for the Company's fiscal quarter ending September 30, 1998. SFAS 130 will affect the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. The Company believes that comprehensive income in future periods will fluctuate as a result of changes in the cumulative translation account, which is a component of comprehensive income. Net unrealized gains and losses on the Company's available-for-sale securities, which have not been significant, are also a component of comprehensive income.

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

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 supersedes the disclosure requirements for SFAS No. 87 "Employers' Accounting for Pensions," SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe that this pronouncement will have a material impact on the notes to the financial statements.

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact, if any, of SFAS 133.

    YEAR 2000 READINESS

    The "Year 2000 Issue" is the result of many existing computer programs and embedded microprocessors using only two digits to refer to the year. The year 1998, for example, is represented in such a two digit system as "98". Beginning in the year 2000, these systems will need to be modified to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be adapted to meet these requirements.

    The Company has adopted the definition of Year 2000 conformity published by the British Standards Institute (BSI) as DISC PD2000-1. The adoption of this standard as a target for compliance does not guarantee that the Company's products or operations will be in full Year 2000 conformity as detailed in this definition. Currently, none of the Company's products contain date processing logic. The Company therefore represents to purchasers that its products are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

    The Company has established a Global Year 2000 Team as well as local site teams. Both the Global and the local site teams consist of management as well as operational and information technology staff members. The Global 2000 Team was formed to address company-wide Year 2000 issues, such as overall project integration and management, project schedules, and reporting to management. Local site teams address research and remediation for site specific equipment, facilities, and suppliers. Both the Global and local site teams are divided into the following functional areas: (1) factory equipment and facilities, (2) customers, suppliers, and business partners, (3) desktop and network hardware and software systems, and (4) mid-range computer and manufacturing systems. Worldwide, the Company currently employs approximately 70 employees that are addressing the Year 2000 issue, 20 of whom are engaged in this effort on a full-time basis. The Company currently has budgeted $5.0 million for the cost of investigation and remediation for the period August, 1997 to March, 2000. The budget includes staff salaries and remediation expenses.

    International Rectifier prioritized efforts to prepare its systems for Year 2000 based on the importance of each system to the Company's operations and the potential impact of non-compliance. The Company plans to remediate its systems in phases, first establishing an inventory and then assessing, correcting, testing, and certifying compliance.

    The Company's Year 2000 plan is on schedule. Remediation efforts are well underway with a milestone of May, 1999 for which corrective actions for critical items are to be completed. There can be no assurance, however, that serious and complicated remediation problems will not arise during the remainder of the project.

    The Company is currently engaged in surveying its suppliers and business partners, including banks and other financial institutions with whom the Company engages in integrated transactions, regarding whether they are Year 2000 compliant. The survey is not yet complete and, accordingly, the Company is currently unable to evaluate the extent to which such entities may be Year 2000 compliant and the effect that their non-compliance might have on the Company. The Company has established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant.

    The Company is in the process of developing contingency plans in the event the Company or its significant customers, suppliers or vendors are not Year 2000 compliant by January 1, 2000. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address every issue that may arise in the year 2000. For this reason, it is possible that the Company may suffer failures in embedded microprocessors that result in the malfunctioning of the basic infrastructure of various buildings. The software that controls manufacturing processes may malfunction, resulting in a shutdown in assembly or packaging. The computers used in business and office operations may experience failures at the desktop or network level. On a broader scale, communication and power distribution may be disrupted, financial institutions may experience difficulties that prevent access to or the transfer of funds, and the transportation network, water supply, and food distribution may be affected, negatively impacting employees.

    Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition or results of operations. However, because of the uncertainties in this area, no assurances can be given in this regard. The Company is subject to external forces that might generally affect industry and commerce, such as utility or transportation infrastructure failures and interruptions. Supply chains and delivery shipments could be disrupted for an unknown period of time. In addition, the failure by a supplier or another third party to ensure Year 2000 capability could have a material adverse effect on the Company. The costs of the project and the dates on which the Company believes it will complete Year 2000 remediation and modifications are based on management's best estimates, which were based on assumptions of future events, including the continued availability of certain resources, third-party modifications, plans, and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

    CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
     1995

    This Form 10-K Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and that can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, capacity installed might be under-utilized, capital spending may be slowed, and Company performance may be negatively impacted. Other risks and uncertainties that could negatively impact Company results include: risk of nonpayment of accounts receivable; risk of inventory obsolescence due to shifts in market demand; an increased rate of customer inventory adjustment; deferral of delivery dates, cancellations and returns; development and acceptance of new products and price pressures; availability and pricing of competitors' products; lower manufacturing yields; risks associated with foreign operations and foreign currency fluctuations; adverse results in litigation involving intellectual property; environmental claims; shareholder lawsuits; the successful implementation of the Company's announced restructuring program; the availability of cost effective sources of financing; and business and general economic conditions in the Company's markets around the world.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          21
Financial Statements
  Consolidated Statement of Operations for the Fiscal Years Ended June 30, 1998, 1997, and 1996............          22
  Consolidated Balance Sheet as of June 30, 1998 and 1997..................................................          23
  Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended June 30, 1998, 1997, and
    1996...................................................................................................          24
  Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 1998, 1997, and 1996............          25
  Notes to Consolidated Financial Statements...............................................................          26

Supporting Financial Statement Schedule:

SCHEDULE NO.                                                                                                     PAGE
-------------                                                                                                    -----
         II    Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 30, 1998,
                 1997, and 1996.............................................................................         F-1

    Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors
International Rectifier Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and the financial statement schedule, as listed on the index on page 20 of this Form 10-K, are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California
July 23, 1998

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  551,891  $  486,127  $  576,849
Cost of sales................................................................     375,727     323,067     351,046
                                                                               ----------  ----------  ----------
Gross profit.................................................................     176,164     163,060     225,803
Selling and administrative expense...........................................     104,661     105,954     102,129
Research and development expense.............................................      39,132      35,495      26,967
Impairment of assets and restructuring charge (Note 4).......................      --          71,000      --
                                                                               ----------  ----------  ----------
  Operating profit (loss)....................................................      32,371     (49,389)     96,707
Other income (expense):
  Interest, net..............................................................      (7,288)     (4,015)       (394)
  Other, net.................................................................        (494)        714        (383)
                                                                               ----------  ----------  ----------
Income (loss) before income taxes............................................      24,589     (52,690)     95,930
Provision (benefit) for income taxes (Note 6)................................       8,114      (9,484)     29,451
                                                                               ----------  ----------  ----------
Net income (loss)............................................................  $   16,475  $  (43,206) $   66,479
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per common share--Basic (Note 7)..................................  $     0.32  $    (0.84) $     1.31
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income per common share--Diluted (Note 7)................................  $     0.32  $    (0.84) $     1.29
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Average common shares outstanding--Basic (Note 7)............................      51,248      51,307      50,577
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Average common shares and potentially dilutive securities
  outstanding--Diluted (Note 7)..............................................      51,674      51,307      51,384
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                                                             JUNE 30,    JUNE 30,
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   32,294  $   36,564
  Short-term investments..................................................................      13,232      16,850
  Trade accounts receivable, less allowance for doubtful accounts
    ($1,401 in 1998 and $1,043 in 1997)...................................................     129,738     125,481
  Inventories.............................................................................     130,653     115,754
  Deferred income taxes (Note 6)..........................................................       8,080      18,800
  Prepaid expenses........................................................................       3,253       3,032
                                                                                            ----------  ----------
    Total current assets..................................................................     317,250     316,481
Property, plant, and equipment, at cost, less accumulated depreciation
  ($208,879 in 1998 and $144,852 in 1997).................................................     390,892     333,559
Other assets..............................................................................      27,685      29,713
                                                                                            ----------  ----------
    Total assets..........................................................................  $  735,827  $  679,753
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans (Note 2).....................................................................  $   28,153  $   12,710
  Long-term debt, due within one year (Note 2)............................................      37,226      19,110
  Accounts payable........................................................................      46,637      40,332
  Accrued salaries, wages, and commissions................................................      15,875      14,517
  Other accrued expenses..................................................................      26,042      26,596
                                                                                            ----------  ----------
    Total current liabilities.............................................................     153,933     113,265
Long-term debt, less current maturities (Note 2)..........................................     141,528     143,164
Other long-term liabilities...............................................................      29,352      28,982
Deferred income taxes (Note 6)............................................................      11,364      12,627
Commitments and contingencies (Notes 9, 10, 11, 12, 13, and 14)
Stockholders' equity (Notes 1 and 3):
  Common shares, $1 par value, authorized: 60,000,000; issued and outstanding: 51,350,923
    shares in 1998 and 51,051,907 shares in 1997..........................................      51,351      51,052
  Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in
    1998 and 1997.........................................................................      --          --
  Capital contributed in excess of par value of shares....................................     255,195     252,199
  Retained earnings.......................................................................      98,646      82,171
    Cumulative translation adjustments....................................................      (5,542)     (3,707)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     399,650     381,715
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  735,827  $  679,753
                                                                                            ----------  ----------
                                                                                            ----------  ----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                                   CAPITAL
                                                                 CONTRIBUTED
                                                                  IN EXCESS
                                                                     OF
                                                       COMMON     PAR VALUE               CUMULATIVE
                                                       SHARES     OF SHARES    RETAINED   TRANSLATION
                                                      (NOTE 1)    (NOTE 1)     EARNINGS   ADJUSTMENTS    TOTAL
                                                      ---------  -----------  ----------  -----------  ----------
BALANCE, JUNE 30, 1995..............................  $  50,360   $ 240,146   $   58,898   $  (4,223)  $  345,181
Issuance of common shares:
  339,090--exercise of stock options................        339       3,073       --          --            3,412
  122,169--stock purchase plan......................        122       1,339       --          --            1,461
Tax benefits from exercise of stock options and
  stock purchase plan...............................     --           1,305       --          --            1,305
Tax benefits from exercise of warrants
  (Note 3)..........................................     --           3,525       --          --            3,525
Net income for the year ended June 30, 1996.........     --          --           66,479      --           66,479
Cumulative translation adjustments..................     --          --           --            (150)        (150)
                                                      ---------  -----------  ----------  -----------  ----------
BALANCE, JUNE 30, 1996..............................     50,821     249,388      125,377      (4,373)     421,213
Issuance of common shares:
  48,440--exercise of stock options.................         49         342       --          --              391
  182,190--stock purchase plan......................        182       2,306       --          --            2,488
Tax benefits from exercise of stock options and
  stock purchase plan...............................     --             163       --          --              163
Net loss for the year ended June 30, 1997...........     --          --          (43,206)     --          (43,206)
Cumulative translation adjustments..................     --          --           --             666          666
                                                      ---------  -----------  ----------  -----------  ----------
BALANCE, JUNE 30, 1997..............................     51,052     252,199       82,171      (3,707)     381,715
Issuance of common shares:
  82,361--exercise of stock options.................         82         528       --          --              610
  216,655--stock purchase plan......................        217       2,181       --          --            2,398
Tax benefits from exercise of stock options and
  stock purchase plan...............................     --             287       --          --              287
Net income for the year ended June 30, 1998.........     --          --           16,475      --           16,475
Cumulative translation adjustments..................     --          --           --          (1,835)      (1,835)
                                                      ---------  -----------  ----------  -----------  ----------
BALANCE, JUNE 30, 1998..............................  $  51,351   $ 255,195   $   98,646   $  (5,542)  $  399,650
                                                      ---------  -----------  ----------  -----------  ----------
                                                      ---------  -----------  ----------  -----------  ----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN 000'S)

                                                                                   FISCAL YEARS ENDED JUNE 30,
                                                                               -----------------------------------
                                                                                  1998        1997         1996
                                                                               ----------  -----------  ----------
Cash flow from operating activities:
Net income (loss)............................................................  $   16,475  $   (43,206) $   66,479
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization............................................      38,937       37,103      30,144
    Deferred income..........................................................        (600)        (718)      1,594
    Deferred income taxes....................................................       9,452      (15,500)     14,725
    Deferred compensation....................................................      (1,892)       3,170       3,015
    Impairment of assets and restructuring charge............................      --           75,000      --
  Change in working capital (Note 1).........................................     (16,291)     (34,455)    (47,373)
                                                                               ----------  -----------  ----------
Net cash provided by operating activities....................................      46,081       21,394      68,584
Cash flow from investing activities:
  Additions to property, plant, and equipment................................     (90,280)     (99,762)   (112,275)
  Purchase of short-term investments.........................................     (47,550)     (67,000)    (68,821)
  Proceeds from sale of short-term investments...............................      51,168       68,150      53,821
  Investment in other noncurrent assets......................................      (5,596)      (9,117)     (8,741)
                                                                               ----------  -----------  ----------
Net cash used in investing activities........................................     (92,258)    (107,729)   (136,016)
Cash flow from financing activities:
  Proceeds from issuance of (payments on) short-term bank debt, net..........      16,922          518      (2,904)
  Proceeds from issuance of long-term debt...................................      35,792      119,329      36,495
  Payments on long-term debt and obligations under capital leases............     (18,650)     (15,511)     (9,010)
  Net proceeds from issuance of common stock.................................       3,295        2,879       4,873
  Increase (decrease) in other long-term liabilities to be financed with
    long-term debt...........................................................       6,336      (19,142)     20,295
  Other......................................................................      (1,560)        (970)      3,523
                                                                               ----------  -----------  ----------
Net cash provided by financing activities....................................      42,135       87,103      53,272
                                                                               ----------  -----------  ----------
Effect of exchange rate changes on cash and cash equivalents.................        (228)          36        (900)
                                                                               ----------  -----------  ----------
Net increase (decrease) in cash and cash equivalents.........................      (4,270)         804     (15,060)
Cash and cash equivalents beginning of year..................................      36,564       35,760      50,820
                                                                               ----------  -----------  ----------
Cash and cash equivalents end of year........................................  $   32,294  $    36,564  $   35,760
                                                                               ----------  -----------  ----------
                                                                               ----------  -----------  ----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    International Rectifier Corporation ("IR" or "Company") designs, manufactures, and markets power semiconductors which switch or condition electricity at relatively high voltage and current levels. The Company's products are used in major market sectors including automobiles, computer/peripherals, office equipment, consumer electronics, lighting, communications, and industrial.

    IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which are located in Europe, Mexico, the Far East, and South East Asia. All material intercompany transactions have been eliminated.

    FISCAL YEAR

    Fiscal year 1998 consists of 53 weeks ending July 5. Fiscal years 1997 and 1996 consist of 52 weeks ending June 29 and June 30, respectively. For convenience, all references herein to fiscal years are to fiscal years ended June 30.

    REVENUE RECOGNITION

    The Company recognizes revenues from product sales to all customers, including distributors, at the time of shipment.

    FOREIGN CURRENCY TRANSLATION

    The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheet have been translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Unrealized translation adjustments do not affect the results of operations and are reported as a separate component of stockholders' equity. Net foreign currency gains and losses were less than $1 million in each of the years ended June 30, 1998, 1997, and 1996, respectively.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

    ADVERTISING

    The Company reports the costs of all advertising as expenses in the periods in which those costs are incurred. The Company shares portions of certain distributors' advertising expenses through cooperative advertising arrangements. In fiscal 1998, 1997, and 1996, the Company spent approximately $3,579,000, $4,078,000, and $1,667,000, respectively, on advertising.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INCOME TAXES

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

    U.S. income taxes have not been provided on approximately $31,296,000 of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits.

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

    NET INCOME PER COMMON SHARE

    Net income per common share ("basic EPS") is computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share--assuming dilution ("diluted EPS") is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. No potentially dilutive securities were used in 1997 as the impact would have been anti-dilutive.

    STATEMENT OF CASH FLOWS

    The Company invests excess cash from operations in investment grade money market instruments. The Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents. Components in the change in working capital for the fiscal years ended June 30, 1998, 1997, and 1996 were comprised of the following (000's):

                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Trade accounts receivable, net............................  $   (8,381) $     (929) $  (35,760)
Inventories...............................................     (16,104)    (35,643)     (9,890)
Prepaid expenses..........................................        (279)        764      (1,713)
Accounts payable..........................................       7,106        (847)     (6,457)
Accrued salaries, wages, and commissions..................       1,660         791       2,288
Other accrued expenses....................................        (293)      1,409       4,159
                                                            ----------  ----------  ----------
                                                            $  (16,291) $  (34,455) $  (47,373)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Supplemental disclosures of cash flow information (000's):

                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Cash paid during the year for:
  Interest......................................................  $   7,423  $   8,633  $   4,489
  Income taxes..................................................      2,050      3,096     15,760
Interest capitalized............................................      2,434      1,870      1,371

    SHORT-TERM INVESTMENTS

    The Company's short-term investments consist of investment grade money market instruments. All of the Company's investments have original maturities of less than one year. In accordance with the criteria established by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," all investments have been classified as "available-for-sale." The Company utilizes the specific identification method for determining the cost of the investments. At June 30, 1998 and 1997 the cost of the investments approximates the market value.

    INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at June 30, 1998 and 1997 were comprised of the following (000's):

                                                                           1998        1997
                                                                        ----------  ----------
Raw materials.........................................................  $   21,101  $   25,002
Work-in-process.......................................................      56,224      56,749
Finished goods........................................................      53,328      34,003
                                                                        ----------  ----------
                                                                        $  130,653  $  115,754
                                                                        ----------  ----------
                                                                        ----------  ----------

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, or the units of production method based upon the estimated output of the equipment. Depreciation expense for the fiscal years ended June 30, 1998, 1997, and 1996 was $38,937,000, $34,916,000, and
$28,958,000, respectively. Property, plant, and equipment at June 30, 1998 and 1997 were comprised of the following (000's):

                                                                         1998         1997
                                                                      -----------  -----------
Buildings and improvements..........................................  $   122,904  $   103,235
Equipment...........................................................      417,261      297,960
Construction in progress............................................       49,382       68,395
Less accumulated depreciation.......................................     (208,879)    (144,852)
                                                                      -----------  -----------
                                                                          380,668      324,738
Land................................................................       10,224        8,821
                                                                      -----------  -----------
                                                                      $   390,892  $   333,559
                                                                      -----------  -----------
                                                                      -----------  -----------

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant, and equipment at June 30, 1998 and 1997 were as follows (000's):

                                                                           1998        1997
                                                                         ---------  ----------
Equipment..............................................................  $  14,263  $   48,513
Less accumulated depreciation..........................................     (9,105)    (33,504)
                                                                         ---------  ----------
                                                                         $   5,158  $   15,009
                                                                         ---------  ----------
                                                                         ---------  ----------

    Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 1998, 1997, and 1996, repairs and maintenance costs were $18,757,000, $16,016,000, and $16,620,000, respectively.

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

    FINANCIAL INSTRUMENTS

    The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. The Company enters into forward contracts and currency options to hedge certain foreign currency denominated receivables and payables of its foreign subsidiaries. The related gains and losses on these contracts are included in "Other income (expense)." The Company does not hold or issue financial instruments for trading purposes.

    Forward contracts outstanding at June 30, 1998 had maturities of less than three months and were denominated in the British Pound Sterling, French Franc, German Mark, Italian Lira, and Japanese Yen. Counterparties to the transactions were large financial institutions. At June 30, 1998, the Company had $26,100,000 outstanding in forward contracts and had no outstanding currency options.

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

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) STOCK-BASED COMPENSATION

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income." This statement will be effective for the Company's fiscal quarter ending September 30, 1998. SFAS 130 will affect the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. The Company believes that comprehensive income in future periods will fluctuate as a result of changes in the cumulative translation account, which is a component of comprehensive income. Net unrealized gains and losses on the Company's available-for-sale securities, which have not been significant, are also a component of comprehensive income.

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

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 supersedes the disclosure requirements for SFAS No. 87 "Employers' Accounting for Pensions," SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe that this pronouncement will have a material impact on the notes to the financial statements.

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact, if any, of SFAS 133.

    RECLASSIFICATION

    Certain reclassifications have been made to previously reported amounts to conform with the current year presentation.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

2. BANK LOANS AND LONG-TERM DEBT

    At June 30, 1998, the Company had a total of $45 million in domestic unsecured credit facilities, against which $40 million had been borrowed. The outstanding borrowings under these facilities had a weighted average interest rate of 6.5%. Based on the repayment terms under these facilities, $25 million of the outstanding borrowings were classified as "Long-term bank debt" in the balance sheet. The Company also had established $92.5 million in term loan and equipment-collateralized financing facilities, of which $25.6 million was outstanding at June 30, 1998. The above facilities contain similar financial covenants and ratios that affect the availability of funds and restrict the Company from paying cash dividends.

    The Company had an additional $28.4 million of revolving credit facilities in financial institutions at foreign locations. The interest rates on borrowings from these facilities range from 1.6% to 8.7% at June 30, 1998. Under the terms of the agreements, the availability of funds is affected by various financial covenants and collateral requirements. At June 30, 1998, $13.2 million was outstanding under these foreign facilities at a weighted average interest rate of 5.4%.

    On August 28, 1998, the Company replaced an existing $2.5 million revolving line of credit with a new $24.9 million unsecured credit facility, both with the same foreign bank. The new agreement provides the Company with a five-year $8.3 million revolving line of credit, and a five-year $16.6 million term-loan facility, with principal retirements beginning after 30 months. The interest rate on both facilities is based on 1% above the applicable LIBOR rate.

    Based on covenant and collateral limitations under the above revolving credit and term facilities, the Company had a total of $33.9 million available for borrowing at June 30, 1998.

    The following is a summary of the Company's long-term debt and other loans at June 30, 1998 and 1997 (000's):

                                                                           1998        1997
                                                                        ----------  ----------
Capitalized lease obligations payable in varying monthly installments
  primarily at rates from 6.0% to 11.2.%..............................  $      885  $    5,273
Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 6.4% to 8.7%, due in 1998 through
  2002................................................................      45,599      39,836
Domestic unsecured bank loans payable in varying monthly installments
  at rates from 6.3% to 6.5%, due in 1998 through 2002................     107,237      99,700
Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 8.0% to 10.8%,
  due in 1998 through 2000............................................       1,991       3,459
Foreign unsecured bank loans payable in varying monthly installments
  at rates from 2.6% to 8.4%, due in 1998 through 2006................      23,042      14,006
                                                                        ----------  ----------
                                                                           178,754     162,274
Less current portion of long-term debt................................     (37,226)    (19,110)
                                                                        ----------  ----------
                                                                        $  141,528  $  143,164
                                                                        ----------  ----------
                                                                        ----------  ----------

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

2. BANK LOANS AND LONG-TERM DEBT (CONTINUED)
    Principal payments on long-term debt are as follows: 1999 $37,226,000; 2000 $47,500,000; 2001 $67,132,000; 2002 $18,420,000; 2003 $8,342,000; and $134,000
thereafter.

    During fiscal years 1998, 1997, and 1996, the Company incurred interest expense of $12,494,000 $9,227,000, and $4,851,000, respectively.

    In accordance with SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," the fair values of the Company's long-term debt has been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the Company's loans approximate their fair values.

3. CAPITAL STOCK

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a compensatory employee stock purchase plan ("ESPP"). Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value at a designated date. During fiscal 1998, 1997 and 1996, 216,655, 182,190, and 122,169 shares were purchased at weighted average exercise prices of $11.07, $13.66 and $11.96, respectively. Shares authorized under this plan that remained unissued were 1,440,886, 1,657,541, and 1,839,731 at June 30, 1998, 1997, and 1996, respectively. The weighted average fair value of ESPP options granted, using the Black Scholes method, in 1998, 1997, and 1996 was $4.31, $5.54, and $4.46 per share, respectively.

    STOCK OPTION PLANS

    The Company has three stock option plans, the Stock Option Plan of 1984 (as amended) ("1984 Plan"), the Amended and Restated Stock Incentive Plan of 1992 ("1992 Plan"), and the 1997 Employee Stock Incentive Plan ("1997 Plan"). Under these plans, options to purchase shares of the Company's common stock are issued to employees as well as members of the Company's Board of Directors. Options have been issued with an exercise price at least equal to the fair value of the Company's common stock at the date of grant ("at market") and become exercisable in annual installments of 20%, beginning on the first anniversary date.

    The 1984 plan terminated in August 1994. Exercisable options outstanding under the 1984 Plan may still be exercised according to their terms and expire between November 1998 and June 1999. During fiscal years 1998, 1997, and 1996, 2,800, 2,400, and 400 shares, respectively, expired under the 1984 plan.

    In November 1996, the stockholders of the Company approved an amendment to the former stock option plan of 1992 ("former 1992 Plan"). The amendment broadened the types of options and other stock-based awards (e.g., restricted stock, SARs, and performance shares) that may be granted (under the former 1992 Plan only non-qualified options could be granted), extended the term of the former 1992 Plan for three years to December 31, 2002, retained the provision for the annual increase in shares of the Company's common stock available for grant of 1.5% of outstanding shares, increased the maximum number of shares that may be granted to non-employee directors from 100,000 to 120,000 (including an annual grant of 5,000 shares to each such director), reduced the holding period for full vesting of certain non-employee director options from one year to six months, and generally provided the committee of the Board of Directors that administers the 1992 Plan with substantial powers and discretion in respect to awards. During fiscal 1998, only non-qualified options were issued, at market, under the 1992 Plan. On January 1, 1998, 1997, and 1996, 767,928, 764,078, and
757,165 shares, respectively, were added to the 1992 Plan.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK (CONTINUED)

    The 1997 Plan was adopted by the Board of Directors in November 1997. The terms of the options authorized and granted under the 1997 Plan are substantially similar to those under the 1992 Plan. As of June 30, 1998, there are 107,500 shares available for future grants to eligible employees; no awards may be granted after December 31, 2002. Executive officers and directors are not eligible for grants under the 1997 Plan. During fiscal 1998, only non-qualified options were issued under the 1997 Plan.

    A summary of the status of options under the 1984, 1992, and 1997 plans is as follows:

                                                                               WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                                                OPTION EXERCISE    GRANT DATE FAIR
                                                                     SHARES     PRICE PER SHARE    VALUE PER SHARE
                                                                   ----------  -----------------  -----------------
Outstanding, June 30, 1995.......................................   1,604,400      $    9.82             --
  Options granted................................................     581,825          19.25          $    9.86
  Options exercised..............................................    (339,090)         10.06             --
  Options expired or canceled....................................      (7,200)         13.60             --
                                                                   ----------
Outstanding, June 30, 1996.......................................   1,839,935          12.75             --
  Options granted................................................   1,018,000          17.49               7.99
  Options exercised..............................................     (48,440)          8.08             --
  Options expired or canceled....................................     (11,310)         14.69             --
                                                                   ----------
Outstanding, June 30, 1997.......................................   2,798,185          14.55             --
  Options granted................................................   1,666,960          15.22               7.73
  Options exercised..............................................     (82,361)          7.41             --
  Options expired or canceled....................................     (88,002)         15.29             --
                                                                   ----------
Outstanding, June 30, 1998.......................................   4,294,782      $   14.93             --
                                                                   ----------
                                                                   ----------

    The following table summarizes significant option groups outstanding at June 30, 1998 and related weighted average price and life information:

                                                                                         OPTIONS EXERCISABLE
                               OPTIONS OUTSTANDING                                  -----------------------------
----------------------------------------------------------------------------------                    WEIGHTED
                                    NUMBER      WEIGHTED AVERAGE                        NUMBER         AVERAGE
                                OUTSTANDING AT   REMAINING LIFE   WEIGHTED AVERAGE  EXERCISABLE AT    EXERCISE
RANGE OF EXERCISE PRICE         JUNE 30, 1998       (YEARS)        EXERCISE PRICE   JUNE 30, 1998       PRICE
------------------------------  --------------  ----------------  ----------------  --------------  -------------
$5.50 to $6.94................         68,400              4.9      $       6.16           59,400    $      6.16
7.00 to 10.31.................        937,650              7.7              8.14          398,800           7.95
11.19 to 16.75................      1,586,765              8.4             13.81          402,390          13.19
17.44 to 23.81................      1,701,967              8.4             20.07          318,291          19.58
                                --------------                                      --------------
$5.50 to 23.81................      4,294,782              8.2      $      14.93        1,178,881    $     12.79
                                --------------                                      --------------
                                --------------                                      --------------

    Additional information relating to the 1984, 1992, and 1997 plans at June 30, 1998, 1997, and 1996 is as follows:

                                                            1998        1997        1996
                                                         ----------  ----------  ----------
Options exercisable....................................   1,178,881     628,285     379,230
Options available for grant............................     746,448     710,278     955,290
Total reserved common stock shares for stock option
  plans................................................   5,041,230   3,508,463   2,795,225

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK (CONTINUED)
    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                   1998         1997         1996
                                                                -----------  -----------  -----------
Expected life (years).........................................          5            5            5
Interest rate.................................................       5.81%        6.43%        6.19%
Volatility....................................................      49.88%       49.95%       49.95%
Dividend yield................................................          0%           0%           0%

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation programs. Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income (loss) and net income (loss) per common share -- Diluted would approximate the following (000's except per share data):

                                                               1998        1997        1996
                                                             ---------  ----------  ----------
Net income (loss)
  As reported..............................................  $  16,475  $  (43,206) $   66,479
  Pro forma................................................     14,720     (45,273)     65,851
Net income (loss) per common share -- Diluted
  As reported..............................................  $    0.32  $    (0.84) $     1.29
  Pro forma................................................       0.28       (0.88)       1.28

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

    As of June 30, 1998, the Company had recorded $65 million in non-cash asset write-offs and paid $6.5 million for termination benefits relating to the restructuring program. The remaining unutilized restructuring accrual of $3.5 million relates to the elimination of approximately 28 positions, to be completed during fiscal year 1999.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

5. GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS

    The Company operates in one business segment. Transfers between geographic areas are made at prices reflecting market conditions. Revenues from unaffiliated customers are based on the location of the customer. Geographic segment information, including sales and transfers between geographic areas, for the fiscal years ended June 30, 1998, 1997, and 1996 is presented below (000's):

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Revenues from Unaffiliated Customers
  United States............................................................  $   250,283  $   219,717  $   250,252
  Europe...................................................................      139,043      118,098      158,853
  Asia.....................................................................      145,332      127,984      151,482
  Unallocated royalties....................................................       17,233       20,328       16,262
                                                                             -----------  -----------  -----------
    Total..................................................................  $   551,891  $   486,127  $   576,849
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Transfers between Geographic Areas
  United States............................................................  $    90,345  $    73,637  $    60,694
  Europe...................................................................      133,195      112,434      134,395
  Asia.....................................................................      113,191       91,097       97,238
                                                                             -----------  -----------  -----------
    Total..................................................................  $   336,731  $   277,168  $   292,327
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Total Revenues
  United States............................................................  $   340,628  $   293,354  $   310,946
  Europe...................................................................      272,238      230,532      293,248
  Asia.....................................................................      258,523      219,081      248,720
  Intersegment eliminations................................................     (336,731)    (277,168)    (292,327)
  Unallocated royalties....................................................       17,233       20,328       16,262
                                                                             -----------  -----------  -----------
    Total..................................................................  $   551,891  $   486,127  $   576,849
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Operating Profit (Loss)
  United States............................................................  $    18,347  $   (58,707) $    82,276
  Europe...................................................................          992        2,578        6,704
  Asia.....................................................................       13,032        6,740        7,727
                                                                             -----------  -----------  -----------
    Total..................................................................  $    32,371  $   (49,389) $    96,707
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

Identifiable Assets
  United States (1)........................................................  $   464,863  $   433,684  $   362,497
  Europe...................................................................      137,897      121,311      123,994
  Asia.....................................................................       69,900       66,405       43,327
                                                                             -----------  -----------  -----------
    Total..................................................................  $   672,660  $   621,400  $   529,818
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

U.S. Export Sales to Unaffiliated Customers by Destination of Sale
  Europe...................................................................  $       959  $     3,339  $    19,863
  Asia.....................................................................       16,137       14,611       24,762
  Other....................................................................        4,256        5,785        2,830
                                                                             -----------  -----------  -----------
    Total..................................................................  $    21,352  $    23,735  $    47,455
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

------------------------

(1) Excluding general corporate assets.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

6. INCOME TAXES

    Income (loss) before income taxes for the fiscal years ended June 30, 1998, 1997, and 1996 is as follows (000's):

                                                                1998        1997       1996
                                                              ---------  ----------  ---------
Operations:
  Domestic..................................................  $  14,389  $  (59,536) $  86,231
  Foreign...................................................     10,200       6,846      9,699
                                                              ---------  ----------  ---------
                                                              $  24,589  $  (52,690) $  95,930
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    The provision (benefit) for income taxes for the fiscal years ended June 30, 1998, 1997, and 1996 consists of (000's):

                                                                1998        1997       1996
                                                              ---------  ----------  ---------
Current income taxes:
  Domestic..................................................  $  (4,940) $   (2,666) $  16,948
  Foreign...................................................      3,597       8,710      2,593
                                                              ---------  ----------  ---------
                                                                 (1,343)      6,044     19,541
                                                              ---------  ----------  ---------

Deferred income taxes:
  Domestic..................................................      9,009     (16,312)     8,695
  Foreign...................................................        448         784      1,215
                                                              ---------  ----------  ---------
                                                                  9,457     (15,528)     9,910
                                                              ---------  ----------  ---------
  Total provision (benefit).................................  $   8,114  $   (9,484) $  29,451
                                                              ---------  ----------  ---------
                                                              ---------  ----------  ---------

    Deferred taxes result primarily from temporary differences relating to depreciation, financial statement reserves, and state taxes.

    The Company's effective tax rate (benefit) on pretax income (loss) differs from the U.S. Federal Statutory tax rate for the fiscal years ended June 30, 1998, 1997, and 1996 as follows:

                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Statutory tax rate (benefit)........................................       35.0%     (35.0)%      35.0%
Change in valuation allowance.......................................        1.5     --         --
Foreign tax differential............................................        3.7       14.4        1.4
Foreign tax credit benefit..........................................       (5.1)      (1.7)      (2.0)
Foreign sales corporation benefit...................................     --         --           (0.8)
State taxes, net of federal tax benefit.............................       (4.8)      (0.6)      (1.2)
Accrual without tax effect..........................................     --            5.0     --
Other, net..........................................................        2.7       (0.1)      (1.7)
                                                                            ---  ---------        ---
                                                                           33.0%     (18.0)%      30.7%
                                                                            ---  ---------        ---
                                                                            ---  ---------        ---

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    The major components of the net deferred tax asset (liability) as of June 30, 1998 and 1997 are as follows (000's):

                                                                           1998        1997
                                                                        ----------  ----------
Deferred tax liabilities:
  Depreciation........................................................  $  (51,833) $  (33,460)
  Effect of state taxes...............................................      (1,907)     (1,917)
  Other...............................................................      (1,805)     (1,473)
                                                                        ----------  ----------
  Total deferred tax liabilities......................................     (55,545)    (36,850)
                                                                        ----------  ----------

Deferred tax assets:
  Reserves for books, not deducted....................................       4,041       9,166
  Credit carryovers...................................................      22,600      13,569
  Impairment of assets and restructuring charge.......................      16,158      20,769
  Inventory adjustment................................................       1,044       2,991
  Net operating loss carryovers.......................................      12,599      --
  Other...............................................................         116       1,398
                                                                        ----------  ----------
  Total deferred tax assets...........................................      56,558      47,893
Valuation allowance...................................................      (4,297)     (4,870)
                                                                        ----------  ----------
Net deferred tax asset (liability)....................................  $   (3,284) $    6,173
                                                                        ----------  ----------
                                                                        ----------  ----------

    During fiscal 1998, the Company has an estimated federal net operating loss ("NOL") of $32,965,000, which will be carried forward to offset future taxable income. In addition, the Company has approximately $4,826,000, $1,399,000 and $5,968,000, respectively, of foreign tax credits, investment tax credits, and research and development tax credit carryforwards, available to reduce income taxes otherwise payable, which expire from 1999 to 2013. In addition, the Company has approximately $2,784,000 of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax, and a $7,622,000 state tax credit, before valuation allowance, which expires from 2004 to 2006.

    Realization of deferred tax assets are dependent upon generating sufficient taxable income. Management believes that there is a risk that certain deferred tax assets may result in no benefit and, accordingly, has established a valuation allowance of $4,297,000 against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

7. NET INCOME PER COMMON SHARE

    The Company adopted SFAS No. 128, "Earnings Per Share," for the fiscal quarter that ended December 31, 1997. This statement requires presentation of "basic" and "diluted" earnings per share, as defined, on the face of the income statement for all entities whose capital structure include convertible

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

7. NET INCOME PER COMMON SHARE (CONTINUED) securities and options. The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the years ended June 30, 1996, 1997 and 1998 (000's):

                                                          INCOME         SHARES        PER SHARE
                                                       (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                       ------------  ---------------  -----------
Year Ended June 30, 1996
  Basic EPS..........................................   $   66,479         50,577      $    1.31
  Effect of dilutive securities:
    Stock options....................................                         807
Diluted EPS..........................................       66,479         51,384           1.29
                                                       ------------        ------     -----------
Year Ended June 30, 1997
  Basic EPS..........................................      (43,206)        51,307          (0.84)
  Effect of dilutive securities:
    Stock options....................................                      --
Diluted EPS..........................................      (43,206)        51,307          (0.84)
                                                       ------------        ------     -----------
Year ended June 30, 1998
  Basic EPS..........................................       16,475         51,248           0.32
  Effect of dilutive securities:
    Stock options....................................                         426
                                                       ------------        ------     -----------
Diluted EPS..........................................   $   16,475         51,674      $    0.32
                                                       ------------        ------     -----------
                                                       ------------        ------     -----------

8. PROFIT SHARING AND RETIREMENT PLANS

    The Company previously had a defined contribution plan for all eligible employees ("The Profit Sharing and Retirement Plan"). This plan provided for contributions by the Company in such amounts as the Board of Directors determined annually. Effective November 1, 1996, the Company elected to terminate its Profit Sharing and Retirement Plan in order to focus on improvements in its voluntary Retirement Savings Plan (401K). Employees and former employees not fully vested at time of the plan termination became 100% vested and were given various distribution options as defined by ERISA. Under the established Retirement Savings Plan (401K), the Company made an annual contribution for each participating employee of up to $1,200 in fiscal years 1998, 1997 and 1996. Combined plan contributions by the Company totaled $1,261,000, $1,365,000, and $1,021,000 for fiscal years 1998, 1997, and 1996, respectively.

9. ENVIRONMENTAL MATTERS

    Federal, state, and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals, and gases used in semiconductor processing. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on its financial position.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), its former pharmaceutical subsidiary which discontinued operations in 1986, have been named among several hundred entities as potentially responsible parties ("PRPs") under the provisions of the Comprehensive Environmental Response,

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

9. ENVIRONMENTAL MATTERS (CONTINUED)
Compensation and Liability Act of 1980 ("CERCLA"), in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under CERCLA. The lawsuit against the Company, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000 to avoid protracted and expensive litigation. The Company recently received an offer from the EPA by letter dated June 16, 1998 to settle claims against the Company for the clean up of the OII Site for a payment of $173,580, less a credit of $40,000 for the prior settlement payment, for a net payment of $133,580. The Company recently accepted the EPA's offer and is waiting for final approval of the settlement.

    The Company received a letter (dated July 25, 1995) from the U.S. Department of Justice, directed to Rachelle, offering to settle claims against Rachelle relating to the first three elements of clean-up work at the OII Site for the sum of $4,953,148 (the final remedy assessment has not yet been made). This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle. In its response, dated October 20, 1995, the Company stated its belief that none of the wastes generated by Rachelle was hazardous. The Company has received no further communications in connection with the Supplemental Information Request.

    Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting Rachelle to participate (with numerous other companies) in the final remedial actions for the OII Site. Counsel replied on October 21, 1997, maintaining the position that the fermentation wastes sent to the OII Site by Rachelle were not toxic and requesting additional information from the EPA. The amount of Rachelle's potential liability for the final remedy has not been provided by the EPA and is not presently determinable. The Company cannot determine with accuracy the amount of the potential demand to Rachelle for the cost of the final remedy. However, based upon information received to date, the Company believes that any demand, if made, while likely to be significant, should nonetheless be substantially below the demand amount for earlier phases of the OII Site clean-up.

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

    The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that the Company may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. The Company, in June 1995, joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, of which between $20,000 and $25,000 is presently expected to be allocated to the Company. However, the ultimate cost borne by the Company will depend on the extent of the clean-up undertaken by the group and the actual clean-up costs and the final allocation scheme agreed upon by the group. Further, a tentative settlement offer has been proposed by the group of PRPs to small contributors like the Company that would allow the Company to pay a lump sum in settlement of its clean-up

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

9. ENVIRONMENTAL MATTERS (CONTINUED)
obligations. If the proposal is confirmed, it is currently expected that the Company could settle its liability by the payment of approximately $40,000 to $60,000. At this time the Company is unable to predict when or if the settlement proposal will be consummated.

10. COMMITMENTS

    The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 1998 are as follows (000's):

                                                              CAPITAL     OPERATING       TOTAL
FISCAL YEARS                                                  LEASES       LEASES      COMMITMENTS
----------------------------------------------------------  -----------  -----------  -------------
1999......................................................   $     912    $   3,347     $   4,259
2000......................................................          10        2,708         2,718
2001......................................................      --            2,406         2,406
2002......................................................      --            1,223         1,223
2003......................................................      --            1,184         1,184
Later years...............................................      --            2,713         2,713
Less imputed interest.....................................         (38)      --               (38)
                                                                 -----   -----------  -------------
Total minimum lease payment...............................   $     884    $  13,581     $  14,465
                                                                 -----   -----------  -------------
                                                                 -----   -----------  -------------

    Total rental expense on all operating leases charged to income was $7,698,000, $8,552,000, and $8,193,000 in fiscal years 1998, 1997, and 1996, respectively.

11. INTELLECTUAL PROPERTY RIGHTS

    Certain of the Company's fundamental power MOSFET patents have been, and continue to be, subjected to reexamination in the United States Patent and Trademark Office ("PTO"). The Company's 5,008,725 and 5,130,767 patents are currently undergoing reexamination in the PTO. The Board of Patent Appeals of the PTO issued decisions in November 1997, May 1998 and August 1998 upholding the patentability of the Company's U.S. patents 4,593,302, 4,642,666, and 4,959,699, respectively. A reexamination certificate has been issued for the 4,593,302 patent, and a notice of intent to issue such a certificate, dated July 17, 1998, has been received for the 4,642,666 patent.

12. LITIGATION

    On January 16, 1998, the Company filed suit in Federal District Court in Los Angeles, California against Samsung Semiconductor, Inc. and Samsung Electronics Co., Ltd., alleging infringement of the Company's U.S. patents 4,959,699 and 4,705,759. The suit seeks customary relief in such matters. The complaint was amended on August 12, 1998 to add the Company's U.S. patent 4,642,666 to the suit.

    On June 3, 1998, the Federal District Court granted the Company's motion for a preliminary injunction prohibiting Samsung Semiconductor, Inc. and Samsung Electronics Co., Ltd. from importing into or making, using, selling or offering for sale in the U.S. IGBTs (Insulated Gate Bipolar Transistors) designated by Samsung part number SGL60N90D. Samsung is appealing this order.

    On August 21, 1998, the Company filed suit in Federal District Court in Los Angeles, California against Fuji Electric Co., Ltd. and Collmer Semiconductor, Inc., alleging infringement of the Company's U.S. patents 4,959,699, 4,705,759, 4,642,666, and 4,974,059. The suit seeks customary relief in such matters.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

12. LITIGATION (CONTINUED)

    The Company and certain of its directors and officers have been named as defendants in three class action lawsuits filed in Federal District Court in California in 1991. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws. The complaints generally allege that the Company and the other defendants made materially false statements or omitted to state material facts in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures Due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities as defendants.

    The District Court on March 31, 1997 rendered a decision on a motion for summary judgment brought by the Company and certain of its directors and officers. The Court issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under
Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and was denied as to other such claims. The Court also granted the summary judgment motion brought by the underwriters. The plaintiffs are seeking reversal of these orders.

    On January 28, 1998, the Court issued several rulings. The court decertified the class pursuing common law claims for fraud and negligent misrepresentation and granted the defendants' motion to narrow the shareholder class period to June 19, 1991 through October 21, 1991. The plaintiffs are seeking reversal of these rulings.

    Although the Company believes that the remaining claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's financial condition and results of operations. Trial of this action against the Company is scheduled for February 1, 1999.

    No provision for any liability that may result upon adjudication of these matters has been made in the consolidated financial statements.

13. EXECUTIVE AGREEMENT

    The Company entered into an executive agreement with Eric Lidow dated May 15, 1991. The agreement set Mr. Lidow's annual salary at $500,000, granted the Board discretion to increase his salary and to pay him bonuses, and established a pension. Mr. Lidow's salary was increased in May 1992 to $550,000 and in August 1994 to $632,500. Mr. Lidow was not awarded a bonus in fiscal year 1998. The agreement may be terminated by either party upon 90 days written notice.

    Under the Agreement, prior to its amendment described below, Mr. Lidow would have been entitled to begin receiving the pension payments when his employment with the Company ceased for any reason (except termination for cause). The pension would have been payable in annual installments, equal to the sum of 90% of his then current salary and the average of his prior three years' cash bonuses, if any. If Mr. Lidow's wife survived him, she would have received for the remainder of her life, annual payments in an amount equal to two-thirds of the amount of the pension payment that would have been payable to Mr. Lidow. Before the amendments to the agreement described below, if Mr. Lidow had retired at fiscal

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

13. EXECUTIVE AGREEMENT (CONTINUED)
year end, the pension would have been equal to $821,250 per year for the remainder of Mr. Lidow's life and $574,500 per year for the remainder of Mrs. Lidow's life, if she had survived him. The Company had funded a trust to cover its liability for the pension based on actuarial assumptions established by Coopers & Lybrand L.L.P. However, the Company's actual liability for the pension in ensuing years could have been more or less than the funding depending upon whether actual events mirrored the actuarial assumptions.

    In 1998, the Company's Compensation Committee and Mr. Lidow renegotiated his executive agreement by eliminating the pension provisions referred to above. The Compensation Committee then recommended adoption of the renegotiated agreement by the Board. In making its recommendation to the Board, the Compensation Committee considered, among other things, its and Mr. Lidow's desire to limit the sale of his shares of IR Common Stock to meet commitments and its concerns about the uncertainty of the Company's liability for the pension. In connection with the former consideration, the Company also made certain loans to Mr. Lidow, which have since been repaid. See "Related Party Transactions." Amendments were thereafter made to the agreement that cancelled all of the Company's obligations with respect to the pension. As consideration, the corpus of the trust of $8,096,663 was distributed to Mr. Lidow in several installments, $1,500,000 of which was distributed to Mr. Lidow in fiscal 1998. Based on actuarial analysis, the consideration was less than the amount needed to purchase the retirement benefit from a third party company. Mr. Lidow and his wife are no longer entitled to receive any payments under the agreement after Mr. Lidow's employment with the Company ceases.

    The funding of the pension had been expensed in prior years, and the lump sum distribution did not trigger any further expense. Because Internal Revenue Code Section 162(m) imposes certain restrictions on the deductibility of non-performance based compensation in excess of $1,000,000, the Company will not be able to deduct any compensation in excess of $1,000,000 paid to Mr. Lidow in fiscal 1998 and may not be able to deduct any such amount in fiscal 1999.

14. YEAR 2000 READINESS

    The "Year 2000 Issue" is the result of many existing computer programs and embedded microprocessors using only two digits to refer to the year. The year 1998, for example is represented in such a two digit system as "98". Beginning in the year 2000, these systems will need to be modified to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be adapted to meet these requirements.

    The Company has adopted the definition of Year 2000 conformity published by the British Standards Institute (BSI) as DISC PD2000-1. The adoption of this standard as a target for compliance does not guarantee that the Company's products or operations will be in full Year 2000 conformity as detailed in this definition. Currently, none of the Company's products contain date processing logic. The Company therefore represents to purchasers that its products are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

    The Company has established a Global Year 2000 Team as well as local site teams. Both the Global and the local site teams consist of management as well as operational and information technology staff members. The Global 2000 Team was formed to address company-wide Year 2000 issues, such as overall project integration and management, project schedules, and reporting to management. Local site teams address research and remediation for site specific equipment, facilities, and suppliers. Both the Global and local site teams are divided into the following functional areas: (1) factory equipment and facilities,

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

14. YEAR 2000 READINESS (CONTINUED)
(2) customers, suppliers, and business partners, (3) desktop and network hardware and software systems, and (4) mid-range computer and manufacturing systems. Worldwide, the Company currently employs approximately 70 employees that are addressing the Year 2000 issue, 20 of whom are engaged in this effort on a full-time basis. The Company currently has budgeted $5.0 million for the cost of investigation and remediation for the period August, 1997 to March, 2000. The budget includes staff salaries and remediation expenses.

    International Rectifier prioritized efforts to prepare its systems for Year 2000 based on the importance of each system to the Company's operations and the potential impact of non-compliance. The Company plans to remediate its systems in phases, first establishing an inventory and then assessing, correcting, testing, and certifying compliance.

    The Company's Year 2000 plan is on schedule. Remediation efforts are well underway with a milestone of May, 1999 for which corrective actions for critical items are to be completed. There can be no assurance, however, that serious and complicated remediation problems will not arise during the remainder of the project.

    The Company is currently engaged in surveying its suppliers and business partners, including banks and other financial institutions with whom the Company engages in integrated transactions, regarding whether they are Year 2000 compliant. The survey is not yet complete and, accordingly, the Company is currently unable to evaluate the extent to which such entities may be Year 2000 compliant and the effect that their non-compliance might have on the Company. The Company has established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant.

    The Company is in the process of developing contingency plans in the event the Company or its significant customers, suppliers or vendors are not Year 2000 compliant by January 1, 2000. There can be no assurance that the Company will be able to develop a contingency plan that will adequately address every issue that may arise in the year 2000. For this reason, it is possible that the Company may suffer failures in embedded microprocessors that result in the malfunctioning of the basic infrastructure of various buildings. The software that controls manufacturing processes may malfunction, resulting in a shutdown in assembly or packaging. The computers used in business and office operations may experience failures at the desktop or network level. On a broader scale, communication and power distribution may be disrupted, financial institutions may experience difficulties that prevent access to or the transfer of funds, and the transportation network, water supply, and food distribution may be affected, negatively impacting employees.

    Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition or results of operations. However, because of the uncertainties in this area, no assurances can be given in this regard. The Company is subject to external forces that might generally affect industry and commerce, such as utility or transportation infrastructure failures and interruptions. Supply chains and delivery shipments could be disrupted for an unknown period of time. In addition, the failure by a supplier or another third party to ensure Year 2000 capability could have a material adverse effect on the Company. The costs of the project and the dates on which the Company believes it will complete Year 2000 remediation and modifications are based on management's best estimates, which were based on assumptions of future events, including the continued availability of certain resources, third-party modifications, plans, and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

15. RELATED PARTY TRANSACTIONS

    In June 1998, after discussing with Eric Lidow his desire to limit the sale of shares of IR Common Stock to meet commitments, the Board approved two unsecured loans to him aggregating $1,200,000, with interest at the annual rate of eight and one-half percent (8.5%). The loans were disbursed in two installments of $600,000, in June and July 1998. Both loans were due December 31, 1998 and on September 23, 1998, Mr. Lidow repaid them with accrued interest of $23,497. Contemporaneously, the Company amended his executive agreement. See "Executive Agreement".

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data is as follows (000's except per share data):

                                                                               NET INCOME
                                                      GROSS    NET INCOME   (LOSS) PER COMMON
                                         REVENUES    PROFIT      (LOSS)      SHARE--DILUTED
                                        ----------  ---------  ----------  -------------------
1998
1st Quarter...........................  $  133,111  $  44,951  $    6,095       $    0.12
2nd Quarter...........................     144,622     47,850       6,699            0.13
3rd Quarter...........................     140,376     44,514       3,284            0.06
4th Quarter...........................     133,782     38,849         397            0.01
1997
1st Quarter...........................  $  115,193  $  38,812  $    3,057       $    0.06
2nd Quarter...........................     118,007     40,335       3,404            0.07
3rd Quarter...........................     122,750     42,322       3,874            0.08
4th Quarter...........................     130,177     41,591     (53,541)          (1.04)

------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    For information called for by Items 10, 11, 12, and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held November 23, 1998, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1998, and which is incorporated herein by reference. Certain information concerning the Executive Officers of the Company is included in Part I. See "Additional Item" page 10.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a. Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 20.

    b. Exhibits filed as part of this report are listed on the Exhibit Index on page 45.

    c. No reports on Form 8-K were filed during the quarter ended June 30, 1998.

         The accompanying notes are an integral part of this statement.

                                 EXHIBIT INDEX

    Incorporated By Reference:

EXHIBIT NO.                        ITEM                                             DOCUMENT
-----------  -------------------------------------------------  -------------------------------------------------

       3(a)  Certificate of Incorporation of the Company, as    Report on Form 10-Q for the quarterly period
               amended to date                                    ended December 31, 1990, as amended by Form 8
                                                                  dated March 6 and March 12, 1991 as filed with
                                                                  the Securities and Exchange Commission, File
                                                                  No. 1-7935 (Exhibit 3(a))

       3(b)  Amended and restated By-Laws of the Company        Form 10-Q--for the quarterly period ended March
                                                                  31, 1995 as filed with the Securities and
                                                                  Exchange Commission, File No. 1-7935

       3(c)  Certificate of Amendment of Certificate of         Form 10-K--Annual Report Pursuant to Section 13
               Incorporation dated as of November 29, 1995        or 15(d) of the Securities Exchange Act of 1934
                                                                  for Fiscal Year Ended June 30, 1997, Commission
                                                                  File No. 1-7935

      10(a)  Technical Assistance Agreement dated March 30,     Registration Statement on Form S-2 as filed with
               1983 between the Company and Unitrode              the Securities and Exchange Commission,
               Corporation                                        Registration No. 2-89410 (Exhibit 10.8)

      10(b)  Amended and Restated Settlement Agreement between  Form 10-K--Annual Report Pursuant to Section 13
               International Rectifier Corporation and            or 15(d) of the Securities Exchange Act of 1934
               Siliconix incorporated dated July 27, 1990         for Fiscal Year Ended June 30, 1990, Commission
                                                                  File No. 1-7935

      10(c)  Amendment to Technical Assistance Agreement,       Report on Form 10-Q for the quarterly period
               effective as of August 27, 1987, by and between    ended December 31, 1990 as amended by Form 8
               the Company and Unitrode Corporation               dated April 15, 1991, Commission File No.
                                                                  1-7935 (Exhibit 10(l))

      10(d)  International Rectifier Corporation Stock Option   Registration Statement on Form S-8 as filed with
               Plan of 1984 (Second Amendment)                    the Securities and Exchange Commission,
                                                                  Registration No. 33-40208

      10(e)  Amendment to International Rectifier Corporation   Registration Statement on Form S-8 as filed with
               1984 Stock Participation Plan                      the Securities and Exchange Commission,
                                                                  Registration No. 33-53589 (Exhibit 4.1)

      10(f)  International Rectifier Corporation Stock Option   Registration Statement on Form S-8 as filed with
               Plan of 1992                                       the Securities and Exchange Commission,
                                                                  Registration No. 33-63958 (Exhibit 8)

EXHIBIT NO.                        ITEM                                             DOCUMENT
-----------  -------------------------------------------------  -------------------------------------------------
      10(g)  Executive Employment Agreement dated May 15, 1991  Form 10-K--Annual Report Pursuant to Section 13
               between International Rectifier Corporation and    or 15(d) of the Securities Exchange Act of 1934
               Eric Lidow and amended as of April 12, 1995        for Fiscal Years Ended June 30, 1991 and 1995,
                                                                  Commission File No. 1-7935

      10(h)  International Rectifier Corporation Grantor Trust  Form 10-K--Annual Report Pursuant to Section 13
               for Retirement Benefits for Eric Lidow dated       or 15(d) of the Securities Exchange Act of 1934
               October 24, 1995 and amended as of February 22,    for Fiscal Year Ended June 30, 1996, Commission
               1996                                               File No. 1-7935

      10(i)  Line of Credit Agreement between International     Form 10-K--Annual Report Pursuant to Section 13
               Rectifier Corporation and Sanwa Bank California    or 15(d) of the Securities Exchange Act of 1934
               dated as of June 30, 1993 and amended as of        for Fiscal Years Ended June 30, 1993, 1994,
               August 24, 1993, November 22, 1993, July 1,        1995, and 1996, and Form 10-Q for the quarterly
               1994, December 30, 1994, February 28, 1995,        period ended March 31, 1996, Commission File
               February 29, 1996, and June 28, 1996               No. 1-7935

      10(j)  Security Agreement between International           Form 10-K--Annual Report Pursuant to Section 13
               Rectifier Corporation and Nationsbanc Leasing      or 15(d) of the Securities Exchange Act of 1934
               Corporation of North Carolina dated as of July     for Fiscal Years Ended June 30, 1994, 1995, and
               1, 1994 and amended as of August 15, 1994,         1996, and Form 10-Q for the quarterly period
               November 3, 1994, March 8, 1995, December 29,      ended December 31, 1996, Commission File No.
               1995, July 30, 1996, and December 19, 1996         1-7935

      10(k)  Revolving Credit Agreement between International   Form 10-K--Annual Report Pursuant to Section 13
               Rectifier Corporation and Wells Fargo Bank,        or 15(d) of the Securities Exchange Act of 1934
               N.A. dated as of July 1, 1994 and amended as of    for Fiscal Years Ended June 30, 1994, 1995, and
               December 30, 1994, March 31, 1995, and May 15,     1996, Commission File No. 1-7935
               1996

      10(l)  Loan and Security Agreement between Sanwa General  Form 10-K--Annual Report Pursuant to Section 13
               Equipment Leasing, a Division of Sanwa Business    or 15(d) of the Securities Exchange Act of 1934
               Credit Corporation and International Rectifier     for Fiscal Year Ended June 30, 1994, Commission
               Corporation dated as of July 1, 1994               File No. 1-7935

      10(m)  Term Loan Agreement between International          Form 10-K--Annual Report Pursuant to Section 13
               Rectifier Corporation and Sanwa Bank California    or 15(d) of the Securities Exchange Act of 1934
               dated February 28, 1995 and amended as of          for Fiscal Year Ended June 30, 1996, Commission
               December 29, 1995, February 29, 1995, and June     File No. 1-7935
               28, 1996

EXHIBIT NO.                        ITEM                                             DOCUMENT
-----------  -------------------------------------------------  -------------------------------------------------
      10(n)  Revolving Credit Agreement between International   Form 10-K--Annual Report Pursuant to Section 13
               Rectifier Corporation and Nationsbank of Texas,    or 15(d) of the Securities Exchange Act of 1934
               N.A. dated as of June 15, 1995 and amended as      for Fiscal Years Ended June 30, 1995 and 1996,
               of June 6, 1996                                    Commission File No. 1-7935

      10(o)  Term Loan Agreement between International          Form 10-Q for the quarterly period ended March
               Rectifier Corporation and Sanwa Bank California    31, 1996, Commission File No. 1-7935
               (Sanwa Term Facility #2) dated March 26, 1996

      10(p)  Term Loan Agreement between International          Form 10-K--Annual Report Pursuant to Section 13
               Rectifier Corporation and Sumitomo Trust &         or 15(d) of the Securities Exchange Act of 1934
               Banking Co., LTD., Los Angeles Agency dated        for Fiscal Year Ended June 30, 1996, Commission
               June 12, 1996                                      File No. 1-7935

      10(q)  Term Loan Agreement between International          Form 10-K--Annual Report Pursuant to Section 13
               Rectifier Corporation and Banque Nationale de      or 15(d) of the Securities Exchange Act of 1934
               Paris, Los Angeles Branch dated June 25, 1996      for Fiscal Year Ended June 30, 1996, Commission
                                                                  File No. 1-7935

      10(r)  Amendment to Term Loan Agreement between           Form 10-K--Annual Report Pursuant to Section 13
               International Rectifier Corporation and Banque     or 15(d) of the Securities Exchange Act of 1934
               Nationale de Paris, Los Angeles Branch dated as    for Fiscal Year Ended June 30, 1997, Commission
               of May 9, 1997                                     File No. 1-7935

      10(s)  Amendments to Revolving Credit Agreement between   Form 10-K--Annual Report Pursuant to Section 13
               International Rectifier Corporation and            or 15(d) of the Securities Exchange Act of 1934
               Nationsbank of Texas, N.A. dated as of May 9,      for Fiscal Year Ended June 30, 1997, Commission
               1997 and June 5, 1997                              File No. 1-7935

      10(t)  Amendment to Term Loan Agreement between           Form 10-K--Annual Report Pursuant to Section 13
               International Rectifier Corporation and            or 15(d) of the Securities Exchange Act of 1934
               Sumitomo Trust & Banking Co., LTD., Los Angeles    for Fiscal Year Ended June 30, 1997, Commission
               Agency dated as of May 9, 1997                     File No. 1-7935

      10(u)  Amendment to Revolving Credit Agreement between    Form 10-K--Annual Report Pursuant to Section 13
               International Rectifier Corporation and Wells      or 15(d) of the Securities Exchange Act of 1934
               Fargo Bank, N.A. dated as of May 9, 1997           for Fiscal Year Ended June 30, 1997, Commission
                                                                  File No. 1-7935

      10(v)  Amendment to Line of Credit Agreement between      Form 10-K--Annual Report Pursuant to Section 13
               International Rectifier Corporation and Sanwa      or 15(d) of the Securities Exchange Act of 1934
               Bank California dated as of May 22, 1997           for Fiscal Year Ended June 30, 1997, Commission
                                                                  File No. 1-7935

EXHIBIT NO.                        ITEM                                             DOCUMENT
-----------  -------------------------------------------------  -------------------------------------------------
      10(w)  Amendment to Term Loan Agreement between           Form 10-K--Annual Report Pursuant to Section 13
               International Rectifier Corporation and Sanwa      or 15(d) of the Securities Exchange Act of 1934
               Bank California dated as of May 22, 1997           for Fiscal Year Ended June 30, 1997, Commission
                                                                  File No. 1-7935

      10(x)  Amendment to Term Loan Agreement between           Form 10-K--Annual Report Pursuant to Section 13
               International Rectifier Corporation and Sanwa      or 15(d) of the Securities Exchange Act of 1934
               Bank California (Sanwa Term Facility #2) dated     for Fiscal Year Ended June 30, 1997, Commission
               as of May 22, 1997                                 File No. 1-7935

      10(y)  International Rectifier Corporation 1997 Employee  Registration Statement on Form S-8 as filed with
               Stock Incentive Plan                               the Securities and Exchange Commission,
                                                                  Registration No. 33-46701

      10(z)  International Rectifier Corporation Amended and    Registration Statement on Form S-8 as filed with
               Restated Stock Incentive Plan of 1992.             the Securities and Exchange Commission,
                                                                  Registration No. 33-41363

     10(aa)  International Rectifier Corporation Retirement     Registration Statement on Form S-8 as filed with
               Savings Plan                                       the Securities and Exchange Commission,
                                                                  Registration No. 33-57575

SUBMITTED HEREWITH:

    See page 20 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

EXHIBIT NO.                        ITEM                                             DOCUMENT
-----------  -------------------------------------------------  -------------------------------------------------

     10(ab)  Amendment to Executive Employment Agreement dated
               May 15, 1991 between International Rectifier
               Corporation and Eric Lidow amended as of June
               22, 1998

     10(ac)  Amendment to International Rectifier Corporation
               Grantor Trust for Retirement Benefits for Eric
               Lidow, dated October 24, 1995, and amended as of February 22, 1996 and June 22, 1998.

     10(ad)  Amendment to International Rectifier Corporation
               Grantor Trust for Retirement Benefits for Eric
               Lidow, dated October 24, 1995, and amended as of February 22, 1996, June 22, 1998 and August
               5, 1998.

     10(ae)  Amendment to Executive Employment Agreement dated
               May 15, 1991 between International Rectifier
               Corporation and Eric Lidow amended as of June
               22, 1998 and August 5, 1998.

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

                                INTERNATIONAL RECTIFIER CORPORATION
                                (REGISTRANT)

Date:  September 29, 1998       By:             /s/ MICHAEL P. MCGEE
                                     -----------------------------------------
                                                  Michael P. McGee
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER

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

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

        /s/ ERIC LIDOW
------------------------------  Chairman of the Board       September 29, 1998
          Eric Lidow

     /s/ ALEXANDER LIDOW
------------------------------  Director, Chief Executive   September 29, 1998
       Alexander Lidow            Officer

      /s/ DEREK B. LIDOW
------------------------------  Director, Chief Executive   September 29, 1998
        Derek B. Lidow            Officer

    /s/ ROBERT J. MUELLER
------------------------------  Director, Executive Vice    September 29, 1998
      Robert J. Mueller           President

       /s/ GEORGE KRSEK
------------------------------  Director                    September 29, 1998
         George Krsek

      /s/ JACK O. VANCE
------------------------------  Director                    September 29, 1998
        Jack O. Vance

      /s/ ROCHUS E. VOGT
------------------------------  Director                    September 29, 1998
        Rochus E. Vogt

     /s/ DONALD S. BURNS
------------------------------  Director                    September 29, 1998
       Donald S. Burns

     /s/ JAMES D. PLUMMER
------------------------------  Director                    September 29, 1998
       James D. Plummer

      /s/ MINORU MATSUDA
------------------------------  Director                    September 29, 1998
        Minoru Matsuda

                                                                     SCHEDULE II

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 1998, 1997, AND 1996
                                   (IN 000'S)

                                                                    ADDITIONS
                                                            --------------------------
                                              BALANCE AT    CHARGED TO
                                             BEGINNING OF    COST AND     CHARGED TO                   BALANCE AT END
DESCRIPTION                                     PERIOD       EXPENSES        OTHER      DEDUCTIONS(1)     OF PERIOD
-------------------------------------------  -------------  -----------  -------------  -------------  ---------------
1998
Allowance for doubtful accounts............    $   1,043     $     851     $     (88)     $    (405)      $   1,401
Deferred tax valuation allowance...........    $   4,870     $     377     $  --          $    (950)      $   4,297
Inventory valuation reserve................    $   3,580     $   3,572     $  --          $  (4,601)      $   2,551

1997
Allowance for doubtful accounts............    $   1,014     $     428     $  --          $    (399)      $   1,043
Deferred tax valuation allowance...........    $  --         $   4,870     $  --          $  --           $   4,870
Inventory valuation reserve................    $   6,084     $  (2,327)    $  --          $    (177)      $   3,580

1996
Allowance for doubtful accounts............    $     901     $     421     $  --          $    (308)      $   1,014
Deferred tax valuation allowance...........    $  --         $  --         $  --          $  --           $  --
Inventory valuation reserve................    $   5,029     $   6,503     $  --          $  (5,448)      $   6,084

------------------------

(1) Deductions include the write-off of uncollectible amounts with respect to trade accounts receivable, obsolete and scrap inventory, revaluation or write-off of state valuation allowance, and the effects of Statement of Financial Accounting Standards No. 52.