Form 10-Q
period 1998-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1998-11-18
CIK 316793

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q



(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 1998
                               ---------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    ---------------------

COMMISSION FILE                       NO. 1-7935
                ------------------------------------------------------------

                        INTERNATIONAL RECTIFIER CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                               95-1528961
  ----------------------------------     -------------------------------
  (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                  NUMBER)

          233 KANSAS STREET
        EL SEGUNDO, CALIFORNIA                         90245
----------------------------------------   -----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

                                      NO CHANGE
----------------------------------------------------------------------------
               (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

THERE WERE 51,532,002 SHARES OF THE REGISTRANT S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON NOVEMBER 16, 1998.

                                  TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

                                                         PAGE
                                                       REFERENCE
                                                       ----------

     ITEM 1.   FINANCIAL STATEMENTS

               Unaudited Consolidated Statement of
                 Income for the Three Month Periods
                 Ended September 30, 1998 and 1997           2


               Unaudited Consolidated Statement of
                 Comprehensive Income for the Three Month
                 Periods Ended September 30, 1998 and 1997   3


               Consolidated Balance Sheet as of
                 September 30, 1998 (unaudited) and
                 June 30, 1998                               4


               Unaudited Consolidated Statement of
                 Cash Flows for the Three Month
                 Periods Ended September 30, 1998
                 and 1997                                    5


               Notes to Unaudited Consolidated
                 Financial Statements                        6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                              13


PART II.   OTHER INFORMATION

     NONE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                 INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -----------------------
                                                                        1998           1997
                                                                      --------       --------

Revenues                                                              $127,493       $133,111
Cost of sales                                                           91,283         88,160
                                                                      --------       --------
   Gross profit                                                         36,210         44,951
Selling and administrative expense                                      24,207         25,348
Research and development expense                                        10,021          8,731
                                                                      --------       --------
   Operating profit                                                      1,982         10,872
Other income (expense):
   Interest, net                                                        (2,451)        (1,627)
   Other, net                                                              518           (148)
                                                                      --------       --------
Income before income taxes                                                  49          9,097
Provision for income taxes                                                  15          3,002
                                                                      --------       --------
Net income                                                            $     34       $  6,095
                                                                      --------       --------
                                                                      --------       --------

Net income per common share - Basic                                   $   0.00       $   0.12
                                                                      --------       --------
                                                                      --------       --------
Net income per common share - Diluted                                 $   0.00       $   0.12
                                                                      --------       --------
                                                                      --------       --------

Average common shares outstanding - Basic                               51,514         51,150
                                                                      --------       --------
                                                                      --------       --------
Average common shares and potentially dilutive
   securities outstanding - Diluted                                     51,519         52,011
                                                                      --------       --------
                                                                      --------       --------



The accompanying notes are an integral part of this statement.

                 INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   -------------------
                                                                    1998        1997
                                                                   ------      -------

Net income                                                         $   34      $ 6,095

Other comprehensive income:
  Foreign currency translation adjustments                          2,030       (1,904)
                                                                   ------      -------
Comprehensive income                                               $2,064      $ 4,191
                                                                   ------      -------
                                                                   ------      -------


The accompanying notes are an integral part of this statement.

                 INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                    (IN THOUSANDS)

                                                           September 30,
                                                                1998                 June 30,
                                                            (unaudited)                1998
                                                           -------------             --------

ASSETS
Current assets:
   Cash and cash equivalents                                  $ 31,876               $ 32,294
   Short-term investments                                           --                 13,232
   Trade accounts receivable, net                              121,663                129,738
   Inventories                                                 129,058                130,653
   Deferred income taxes                                         8,080                  8,080
   Prepaid expenses                                              3,967                  3,253
                                                              --------               --------
     Total current assets                                      294,644                317,250

Property, plant and equipment, net                             410,561                390,892
Other assets                                                    22,409                 27,685
                                                              --------               --------
   Total assets                                               $727,614               $735,827
                                                              --------               --------
                                                              --------               --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans                                                 $ 14,243               $ 28,153
   Long-term debt, due within one year                          38,928                 37,226
   Accounts payable                                             44,207                 46,637
   Accrued salaries, wages and commissions                      15,713                 15,875
   Other accrued expenses                                       23,530                 26,042
                                                              --------               --------
     Total current liabilities                                 136,621                153,933

Long-term debt, less current maturities                        159,902                141,528
Other long-term liabilities                                     16,123                 29,352
Deferred income taxes                                           12,081                 11,364
Stockholders' equity:
   Common stock                                                 51,528                 51,351
   Capital contributed in excess of par value                  256,191                255,195
   Retained earnings                                            98,680                 98,646
   Accumulated other comprehensive income                       (3,512)                (5,542)
                                                              --------               --------
     Total stockholders' equity                                402,887                399,650
                                                              --------               --------
     Total liabilities and stockholders' equity               $727,614               $735,827
                                                              --------               --------
                                                              --------               --------



The accompanying notes are an integral part of this statement.

                INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                          -------------------------
                                                             1998            1997
                                                          --------         --------

Cash flow from operating activities:
  Net income                                              $     34         $  6,095
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                          11,426            9,375
     Deferred income                                          (150)            (150)
     Deferred income taxes                                     656            5,713
     Deferred compensation                                  (6,241)             (98)
  Change in working capital                                  5,999          (11,130)
                                                          --------         --------
Net cash provided by operating activities                   11,724            9,805
                                                          --------         --------
Cash flow from investing activities:
  Additions to property, plant and equipment               (27,776)         (18,975)
  Purchase of short-term investments                             -          (18,000)
  Proceeds from sale of short-term investments              13,232           16,850
  Return (investment) in other noncurrent assets             4,561             (949)
                                                          --------         --------
Net cash used in investing activities                       (9,983)         (21,074)
                                                          --------         --------
Cash flow from financing activities:
  Proceeds from issuance of short-term bank debt, net      (14,840)          10,631
  Proceeds from issuance of long-term debt                  38,047              140
  Payments on long-term debt and obligations
    under capital leases                                   (19,270)          (3,869)
  Net proceeds from issuance of common stock                 1,160            1,470
  Decrease in other long-term liabilities to be
    financed with long-term debt                            (9,423)          (3,074)
  Other                                                      1,949            1,103
                                                          --------         --------
Net cash provided by (used in) financing activities         (2,377)           6,401
                                                          --------         --------
Effect of exchange rate changes on cash and
  cash equivalents                                             218             (150)
                                                          --------         --------
Net decrease in cash and cash equivalents                     (418)          (5,018)
Cash and cash equivalents beginning of period               32,294           36,564
                                                          --------         --------
Cash and cash equivalents end of period                   $ 31,876         $ 31,546
                                                          --------         --------
                                                          --------         --------



The accompanying notes are an integral part of this statement.

                 INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1998


1. BASIS OF PRESENTATION

   The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1998 and the consolidated results of operations and cash flows for the three month periods ended September 30, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

   The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1998.

   Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", and accordingly has included a separate statement of comprehensive income following the Company's Consolidated Statement of Income. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. The balance of accumulated other comprehensive income at September 30, 1998 consists of accumulated foreign currency translation adjustments.

2. NET INCOME PER COMMON SHARE

   Net income per common share - Basic is computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share - Diluted is similar to the computation of net income per common share - Basic except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

   The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 30, 1998 and 1997 (in thousands except per share amounts):

                                                         NET INCOME         SHARES        PER SHARE
                                                         (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                         -----------     -------------    ---------

Three Months ended  September 30, 1998
   Net income per common share - Basic...                 $      34          51,514          $  0.00
   Effect of dilutive securities:
      Stock options .....................                                         5
                                                           -----------------------------------------
Net income per common share - Diluted....                 $      34          51,519          $  0.00
                                                           -----------------------------------------
                                                           -----------------------------------------


                                                                  NET INCOME      SHARES        PER SHARE
                                                                  (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                                                  -----------   -------------   ---------
Three Months ended  September 30, 1997
   Net income per common share - Basic...                          $  6,095       51,150          $  0.12
   Effect of dilutive securities:
      Stock options......................                                            861
                                                                   --------       ------          -------
Net income per common share - Diluted....                          $  6,095       52,011          $  0.12
                                                                   --------       ------          -------
                                                                   --------       ------          -------

3. INVENTORIES

   Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at September 30, 1998 (unaudited) and June 30, 1998 were comprised of the following (in thousands):

                             SEPTEMBER 30, 1998            JUNE 30, 1998
                             ------------------            -------------
   Raw materials                $ 18,598                    $  21,101
   Work-in-process                57,557                       56,224
   Finished goods                 52,903                       53,328
                                --------                    ---------
                                $129,058                    $ 130,653
                                --------                    ---------
                                --------                    ---------

4. LONG-TERM DEBT AND OTHER LOANS

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

   A summary of the Company's long-term debt and other loans at September 30, 1998 is as follows (in thousands):

                                                                         SEPTEMBER 30,
                                                                             1998
                                                                         -------------
   Capitalized lease obligations payable in varying monthly
      installments primarily at rates from 6.0% to 10.7%                  $     489

   Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 6.4% to 8.7%, due
      in 1999 through 2004                                                   46,913

   Domestic unsecured bank loans payable in varying monthly
      installments at rates from 6.3% to 6.5%, due in 2000
      through 2003                                                          109,339

   Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 6.4% to
      10.8%, due in 1998 through 2003                                        25,783

   Foreign unsecured bank loans payable in varying monthly
      installments at rates from 2.6% to 8.4%, due in 1999
      through 2006                                                           16,306
                                                                           --------
                                                                            198,830
   Less current portion of long-term debt                                   (38,928)
                                                                           --------
                                                                           $159,902
                                                                           --------
                                                                           --------

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

   As of September 30, 1998, the Company had recorded $65 million in non-cash asset write-offs and paid $7.7 million for termination benefits relating to the restructuring program. The remaining unutilized restructuring accrual of $2.3 million relates to positions that have been or will be eliminated during the rest of fiscal year 1999.

6. YEAR 2000 READINESS

   The "Year 2000 Issue" is the result of many existing computer programs and embedded microprocessors using only two digits to refer to the year. The year 1998, for example is represented in such a two digit system as "98". Beginning in the year 2000, these systems will need to be modified to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be adapted to meet these requirements. The disclosures contained herein are Year 2000 statements and constitute a Year 2000 Readiness Disclosure under Public Law No. 105-271.

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

   The Company has established a Global Year 2000 Team as well as local site teams. Both the Global and the local site teams consist of management as well as operational and information technology staff members. The Global 2000 Team was formed to address company-wide Year 2000 issues, such as overall project integration and management, project schedules, and reporting to management. Local site teams address research and remediation for site specific equipment, facilities and suppliers. Both the Global and local site teams are divided into the following functional areas: (1) factory equipment and facilities, (2) customers, suppliers and business partners, (3) desktop and network hardware and software systems, and (4) mid-range computer and manufacturing systems. Worldwide, the Company currently employs approximately 70 employees that are addressing the Year 2000 issue, 20 of whom are engaged in this effort on a full-time basis. The Company has currently budgeted $5.0 million for the cost of investigation and remediation for the period August, 1997 to March, 2000. The budget includes staff salaries and remediation expenses. Through September 30, 1998 the Company has spent $1.8 million of this budget.

   International Rectifier prioritized efforts to prepare its systems for Year 2000 based on the importance of each system to the Company's operations and the potential impact of non-compliance. The Company plans to remediate its systems in phases, first establishing an inventory and then assessing, correcting, testing, and certifying compliance.

   Remediation efforts are underway with a milestone of May, 1999 by which corrective action for critical items are to be completed. Non-critical systems are scheduled to be corrected on or before November 30, 1999. There can be no assurance, however, that serious and complicated remediation problems will not arise during the remainder of the project.

   The Company is currently surveying its suppliers and business partners, including banks and other financial institutions with whom the Company engages in integrated transactions, regarding whether they are Year 2000 compliant. The Company has also begun site visits to its key suppliers. The survey and site visits are not yet complete and, accordingly, the Company is currently unable to evaluate the extent to which such entities may be Year 2000 compliant and the effect that their non-compliance might have on the Company. The Company has established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

   The Company is developing contingency plans in the event the Company or its significant customers, suppliers or vendors are not Year 2000 compliant by January 1, 2000. There can be no assurance that the Company will be able to develop contingency plans that will adequately address every issue that may arise in the year 2000. Embedded microprocessors that regulate the basic infrastructure in various Company facilities may fail. The software that controls manufacturing processes may fail and shut down assembly or packaging. The computers used in business and office operations may fail at the desktop or network level. On a broader scale, communication and power distribution may be disrupted, financial institutions may experience difficulties that prevent access to or the transfer of funds, and the transportation network, water supply and food distribution may be affected, negatively impacting employees.

   Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition or results of operations. However, because of the uncertainties in this area, no assurances can be given in this regard. The Company is subject to external forces that might generally affect industry and commerce, such as utility or transportation infrastructure failures and interruptions. Supply chains and delivery shipments could be disrupted for an unknown period of time. In addition, the failure by a supplier, customer or another third party to ensure Year 2000 capability could have a material adverse effect on the Company. The costs of the project and the dates on which the Company believes it will complete Year 2000 remediation and modifications are based on management's best estimates, which were based on assumptions of future events, including the continued availability of certain resources, third-party modifications, plans, and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

7. EXECUTIVE AGREEMENT

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

   Under the Agreement, prior to its amendment described below, Mr. Lidow would have been entitled to begin receiving the pension payments when his employment with the Company ceased for any reason (except termination for cause). The pension would have been payable in annual installments, equal to the sum of 90% of his then current salary and the average of his prior three years' cash bonuses, if any. If Mr. Lidow's wife survived him, she would have received for the remainder of her life, annual payments in an amount equal to two-thirds of the amount of the pension payment that would have been payable to Mr. Lidow. Before the amendments to the agreement described below, if Mr. Lidow had retired at fiscal year end, the pension would have been equal to $821,250 per year for the remainder of Mr. Lidow's life and $574,500 per year for the remainder of Mrs. Lidow's life, if she had survived him. The Company had funded a trust to cover its liability for the pension based on actuarial assumptions established by Coopers & Lybrand L.L.P. However, the Company's actual liability for the pension in ensuing years could have been more or less than the funding depending upon whether actual events mirrored the actuarial assumptions.

   In 1998, the Company's Compensation Committee and Mr. Lidow renegotiated his executive agreement by eliminating the pension provisions referred to above. The Compensation Committee then recommended adoption of the renegotiated agreement by the Board. In making its recommendation to the Board, the Compensation Committee considered, among other things, its and Mr. Lidow's desire to limit the sale of his shares of IR Common Stock to meet commitments and its concerns about the uncertainty of the Company's liability for the pension. In connection with the former consideration, the Company also made certain loans to Mr. Lidow, which have since been repaid. See "Related Party Transactions". Amendments were thereafter made to the agreement that cancelled all of the Company's obligations with respect to the pension. As consideration, the corpus of the trust of $8,096,663 was distributed to Mr. Lidow in several installments, $1,500,000 of which was distributed to Mr. Lidow in fiscal 1998. Based on actuarial analysis, the consideration was less than the amount needed to purchase the retirement benefit from a third party company. Mr. Lidow and his wife are no longer entitled to receive any payments under the agreement after Mr. Lidow's employment with the Company ceases.

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


8. RELATED PARTY TRANSACTIONS

    In June 1998, after discussing with Eric Lidow his desire to limit the sale of shares of IR Common Stock to meet commitments, the Board approved two unsecured loans to him aggregating $1,200,000, with interest at the annual rate of eight and one-half percent (8.5%). The loans were disbursed in two installments of $600,000, in June and July 1998. Both loans were due December 31, 1998, and on September 23, 1998, Mr. Lidow repaid them with accrued interest of $23,497. Contemporaneously, the Company amended his executive agreement. See "Executive Agreement."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

The following table sets forth certain items as a percentage of revenues.


                                             THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                                (UNAUDITED)
                                            --------------------
                                             1998          1997
                                            -----         ------

Revenues                                    100.0%        100.0%
Cost of sales                                71.6          66.2
                                            -----         -----
Gross profit                                 28.4          33.8
Selling and administrative expense           19.0          19.0
Research and development expense              7.9           6.6
                                            -----         -----
Operating profit                              1.5           8.2
Interest expense, net                        (1.9)         (1.2)
Other income (expense), net                   0.4          (0.1)
                                            -----         -----
Income before income taxes                    0.0           6.9
Provision for income taxes                    0.0           2.3
                                            -----         -----
Net income                                    0.0%          4.6%
                                            -----         -----
                                            -----         -----


Revenues for the three months ended September 30, 1998 decreased 4.2% to $127.5 million from $133.1 million in the prior year period. Unit shipments increased by 21 percent year-to-year, indicating strong growth in applications for products, as well as continued gains in market share. Revenues in the current quarter included $4.4 million of net patent royalties, versus $4.5 million in the prior year period. September-quarter gross margin was 28.4% of revenues ($36.2 million) compared to 33.8% of revenues ($45.0 million) for the year-ago quarter. The year-to-year decline in revenues and gross margin primarily reflected lower prices.

September-quarter selling and administrative expense was $24.2 million (19.0% of revenues) versus $25.3 million (19.0% of revenues) in the comparable year-ago quarter.

In the quarter ended September, the Company's research and development expenditures increased to $10.0 million (7.9% of revenues) compared to $8.7 million (6.6% of revenues) in the comparable prior year period.

Net interest expense was $2.5 million compared to $1.6 million in the prior year period, reflecting increased interest expense incurred on higher average debt balances and a decrease in interest income.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 48% of annual revenues in the first half and 52% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company maintained cash and cash equivalent balances of $31.9 million. In addition, the Company had established $60.2 million of domestic and foreign revolving lines of credit, against which $34.2 million had been borrowed. The Company had unused capital equipment credit lines of $63 million. However, due to covenant limitations, the total amount the Company had available for borrowing at September 30, 1998 was $27.8 million. At September 30, 1998, the Company had made purchase commitments for capital equipment of approximately $6.7 million.

The Company intends to fund operations and planned capital expenditures through cash and cash equivalents on hand, short-term investments, anticipated cash flow from operations, and funds from existing or additional credit facilities. However, the Company may also consider the use of funds from other external sources including, but not limited to, public or private offerings of debt or equity.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 30, 1997, the FASB issued SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the impact, if any, of SFAS 131.

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

YEAR 2000 READINESS

The "Year 2000 Issue" is the result of many existing computer programs and embedded microprocessors using only two digits to refer to the year. The year 1998, for example is represented in such a two digit system as "98". Beginning in the year 2000, these systems will need to be modified to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be adapted to meet these requirements. The disclosures contained herein are Year 2000 statements and constitute a Year 2000 Readiness Disclosure under Public Law No. 105-271.

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

The Company has established a Global Year 2000 Team as well as local site teams. Both the Global and the local site teams consist of management as well as operational and information technology staff members. The Global 2000 Team was formed to address company-wide Year 2000 issues, such as overall project integration and management, project schedules, and reporting to management. Local site teams address research and remediation for site specific equipment, facilities and suppliers. Both the Global and local site teams are divided into the following functional areas: (1) factory equipment and facilities, (2) customers, suppliers and business partners, (3) desktop and network hardware and software systems, and (4) mid-range computer and manufacturing systems. Worldwide, the Company currently employs approximately 70 employees that are addressing the Year 2000 issue, 20 of whom are engaged in this effort on a full-time basis. The Company has currently budgeted $5.0 million for the cost of investigation and remediation for the period August, 1997 to March, 2000. The budget includes staff salaries and remediation expenses. Through September 30, 1998 the Company has spent $1.8 million of this budget.

International Rectifier prioritized efforts to prepare its systems for Year 2000 based on the importance of each system to the Company's operations and the potential impact of non-compliance. The Company plans to remediate its systems in phases, first establishing an inventory and then assessing, correcting, testing, and certifying compliance.

Remediation efforts are underway with a milestone of May, 1999 by which corrective action for critical items are to be completed. Non-critical systems are scheduled to be corrected on or before November 30, 1999. There can be no assurance, however, that serious and complicated remediation problems will not arise during the remainder of the project.

The Company is currently surveying its suppliers and business partners, including banks and other financial institutions with whom the Company engages in integrated transactions, regarding whether they are Year 2000 compliant. The Company has also begun site visits to its key suppliers. The survey and site visits are not yet complete and, accordingly, the Company is currently unable to evaluate the extent to which such entities may be Year 2000 compliant and the effect that their non-compliance might have on the Company. The Company has established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

The Company is developing contingency plans in the event the Company or its significant customers, suppliers or vendors are not Year 2000 compliant by January 1, 2000. There can be no assurance that the Company will be able to develop contingency plans that will adequately address every issue that may arise in the year 2000. Embedded microprocessors that regulate the basic infrastructure in various Company facilities may fail. The software that controls manufacturing processes may fail and shut down assembly or packaging. The computers used in business and office operations may fail at the desktop or network level. On a broader scale, communication and power distribution may be disrupted, financial institutions may experience difficulties that prevent access to or the transfer of funds, and the transportation network, water supply and food distribution may be affected, negatively impacting employees.

Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company s financial condition or results of operations. However, because of the uncertainties in this area, no assurances can be given in this regard. The Company is subject to external forces that might generally affect industry and commerce, such as utility or transportation infrastructure failures and interruptions. Supply chains and delivery shipments could be disrupted for an unknown period of time. In addition, the failure by a supplier, customer or another third party to ensure Year 2000 capability could have a material adverse effect on the Company. The costs of the project and the dates on which the Company believes it will complete Year 2000 remediation and modifications are based on management's best estimates, which were based on assumptions of future events, including the continued availability of certain resources, third-party modifications, plans, and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-Q Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and that can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, capacity installed might be under-utilized, capital spending may be slowed, and Company performance may be negatively impacted. Other risks and uncertainties that could negatively impact Company results include: risk of nonpayment of accounts receivable; risk of inventory obsolescence due to shifts in market demand; an increased rate of customer inventory adjustment; deferral of delivery dates, cancellations and returns; development and acceptance of new products and price pressures; availability and pricing of competitors' products; lower manufacturing yields; risks associated with foreign operations and foreign currency fluctuations; adverse results in litigation involving intellectual property; environmental claims; shareholder lawsuits; the successful implementation of the Company's announced restructuring program; the availability of cost effective sources of financing; and business and general economic conditions in the Company's markets around the world.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      INTERNATIONAL RECTIFIER CORPORATION
                      -----------------------------------
                                 Registrant




November 18, 1998                         MICHAEL P. MCGEE
                                          ----------------------------
                                          Michael P. McGee
                                          Vice President,
                                          Chief Financial Officer and
                                          Principal Accounting Officer

PART II. OTHER INFORMATION

      None