Form 10-Q
period 1998-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1999-02-17
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  DECEMBER 31, 1998
                               -------------------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO
                               -----------------------     ---------------------

COMMISSION FILE              NO. 1-7935
                ----------------------------------------------------------------

                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                         95-1528961
----------------------------------------            ----------------------------
(STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                                NUMBER)

         233 KANSAS STREET
         EL SEGUNDO, CALIFORNIA                                90245
----------------------------------------            ----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

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
THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X       NO
    ------       -----

THERE WERE 51,707,700 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON FEBRUARY 16, 1999.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                                    PAGE
                                                                                  REFERENCE
                                                                                  ---------
         ITEM 1.  FINANCIAL STATEMENTS

                  Unaudited Consolidated Statement of
                     Income for the Three- and Six-Month Periods
                     Ended December 31, 1998 and 1997                                2

                  Unaudited Consolidated Statement of Comprehensive
                     Income for the Three- and Six-Month Periods
                     Ended December 31, 1998 and 1997                                3

                  Consolidated Balance Sheet as of
                     December 31, 1998 (unaudited) and
                     June 30, 1998                                                   4

                  Unaudited Consolidated Statement of
                     Cash Flows for the Six-Month
                     Periods Ended December 31, 1998
                     and 1997                                                        5

                  Notes to Unaudited Consolidated
                     Financial Statements                                            6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS                                                   13

PART II. OTHER INFORMATION

         ITEM 3.  LEGAL PROCEEDINGS                                                 21

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS                                                21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                   -----------------------------      -----------------------------
                                                      1998               1997             1998             1997
                                                   ----------        -----------      -----------       -----------
Revenues                                           $   132,837       $   144,622      $   260,330       $   277,733
Cost of sales                                           96,684            96,772          187,967           184,932
                                                   -----------       -----------      -----------       -----------
     Gross profit                                       36,153            47,850           72,363            92,801

Selling and administrative expense                      24,398            26,988           48,605            52,336
Research and development expense                        10,397             8,778           20,418            17,509
Restructuring charge                                    12,000                 -           12,000                 -
                                                   -----------       -----------      -----------       -----------
     Operating profit (loss)                           (10,642)           12,084           (8,660)           22,956

Other income (expense):
     Interest, net                                      (2,905)           (1,933)          (5,356)           (3,560)
     Other, net                                         43,829              (153)          44,347              (301)
                                                   -----------       -----------      -----------       -----------
Income before income taxes                              30,282             9,998           30,331            19,095

Provision for income taxes                              10,488             3,299           10,503             6,301
                                                   -----------       -----------      -----------       -----------
Net income                                         $    19,794       $     6,699      $    19,828       $    12,794
                                                   -----------       -----------      -----------       -----------
                                                   -----------       -----------      -----------       -----------
Net income per common share

         Basic                                     $      0.38       $      0.13      $      0.38       $      0.25
                                                   -----------       -----------      -----------       -----------
                                                   -----------       -----------      -----------       -----------

         Diluted                                   $      0.38       $      0.13      $      0.38       $      0.25
                                                   -----------       -----------      -----------       -----------
                                                   -----------       -----------      -----------       -----------
Average common shares and potentially
  dilutive securities outstanding

         Basic                                          51,532            51,191           51,523            51,171
                                                   -----------       -----------      -----------       -----------
                                                   -----------       -----------      -----------       -----------

         Diluted                                        51,691            51,616           51,605            51,814
                                                   -----------       -----------      -----------       -----------
                                                   -----------       -----------      -----------       -----------

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                   -----------------------------      -----------------------------
                                                      1998               1997             1998             1997
                                                   ----------        -----------      -----------       -----------
Net income                                         $   19,794        $     6,699      $    19,828       $    12,794

Other comprehensive income (loss):
     Foreign currency translation
      adjustments                                        (53)                474            1,977            (1,430)
                                                   ----------        -----------      -----------       -----------

Comprehensive income                               $   19,741        $     7,173      $    21,805       $    11,364
                                                   ----------        -----------      -----------       -----------
                                                   ----------        -----------      -----------       -----------





The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                        DECEMBER 31,
                                                                            1998                JUNE 30,
                                                                        (UNAUDITED)              1998
                                                                        ------------          -----------
ASSETS
Current assets:
     Cash and cash equivalents                                           $ 22,858               $ 32,294
     Short-term investments                                                 4,000                 13,232
     Trade accounts receivable, net                                       115,756                129,738
     Inventories                                                          114,466                130,653
     Deferred income taxes                                                  7,380                  8,080
     Prepaid expenses and other receivables                                47,924                  3,253
                                                                         --------               --------
         Total current assets                                             312,384                317,250

Property, plant and equipment, net                                        409,290                390,892
Other assets                                                               26,089                 27,685
                                                                         --------               --------

     Total assets                                                        $747,763               $735,827
                                                                         --------               --------
                                                                         --------               --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank loans                                                          $ 16,493               $ 28,153
     Long-term debt, due within one year                                   37,635                 37,226
     Accounts payable                                                      43,255                 46,637
     Accrued salaries, wages and commissions                               13,660                 15,875
     Other accrued expenses                                                39,572                 26,042
                                                                         --------               --------
         Total current liabilities                                        150,615                153,933

Long-term debt, less current maturities                                   140,978                141,528
Other long-term liabilities                                                20,383                 29,352
Deferred income taxes                                                      13,116                 11,364

Stockholders' equity:
     Common stock                                                          51,532                 51,351
     Capital contributed in excess of par value                           256,230                255,195
     Retained earnings                                                    118,474                 98,646
     Accumulated other comprehensive loss                                  (3,565)                (5,542)
                                                                         --------               --------

         Total stockholders' equity                                       422,671                399,650
                                                                         --------               --------

         Total liabilities and stockholders' equity                      $747,763               $735,827
                                                                         --------               --------
                                                                         --------               --------

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                       ---------------------------
                                                           1998           1997
                                                       -------------   -----------
Cash flow from operating activities:

     Net income                                          $ 19,828      $ 12,794
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                     23,285        19,257
         Deferred income                                     (300)         (300)
         Deferred income taxes                              2,444         9,590
         Deferred compensation                             (6,193)         (213)
         Restructuring charge                              14,500             -
     Change in working capital                            (13,978)       (5,588)
                                                         --------      --------
Net cash provided by operating activities                  39,586        35,540
                                                         --------      --------

Cash flow from investing activities:
     Additions to property, plant and equipment           (38,468)      (46,036)
     Purchase of short-term investments                    (4,000)      (33,000)
     Proceeds from sale of short-term investments          13,232        34,850
     Change in other noncurrent assets                        336        (1,529)
                                                         --------      --------
Net cash used in investing activities                     (28,900)      (45,715)
                                                         --------      --------

Cash flow from financing activities:
     Proceeds from issuance of (payments on)
       short-term bank debt, net                          (12,964)       10,192
     Proceeds from issuance of long-term debt              42,443         9,017
     Payments on long-term debt and obligations
       under capital leases                               (43,352)       (8,595)
     Net proceeds from issuance of common stock             1,216         1,592
     Decrease in other long-term liabilities to be
       financed with long-term debt                        (7,511)       (3,236)
     Other                                                   (694)        1,745
                                                         --------      --------
Net cash provided by (used in) financing activities       (20,862)       10,715
                                                         --------      --------

Effect of exchange rate changes on cash and
  cash equivalents                                            740          (198)
                                                         --------      --------
Net increase (decrease) in cash and cash equivalents       (9,436)          342

Cash and cash equivalents beginning of period              32,294        36,564
                                                         --------      --------

Cash and cash equivalents end of period                  $ 22,858      $ 36,906
                                                         --------      --------
                                                         --------      --------

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.     BASIS OF PRESENTATION

       The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 1998 and the consolidated results of operations and cash flows for the six-month periods ended December 31, 1998 and 1997. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six-month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

       The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1998.

       The Company operates on a fiscal calendar under which the six months ended December 31, 1998 consisted of 26 weeks compared to 27 weeks in the six months ended December 31, 1997.

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

       The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the three- and six-month periods ended December 31, 1998 and 1997 (in thousands except per share amounts):

                                                                Net Income             Shares              Per Share
                                                                (Numerator)        (Denominator)             Amount
                                                                -----------        -------------           ----------
   Three Months ended December 31, 1998
      Net income per common share - Basic...                     $ 19,794               51,532               $ 0.38
      Effect of dilutive securities:
          Stock options.....................                                               159
                                                                ------------------------------------------------------
   Net income per common share - Diluted....                     $ 19,794               51,691               $ 0.38
                                                                ------------------------------------------------------
                                                                ------------------------------------------------------
                                                                Net Income             Shares              Per Share
                                                                (Numerator)        (Denominator)             Amount
                                                                -----------        -------------           ----------
   Three Months ended December 31, 1997
      Net income per common share - Basic...                     $  6,699               51,191               $ 0.13
      Effect of dilutive securities:
          Stock options.....................                                               425
                                                                ------------------------------------------------------
   Net income per common share - Diluted....                     $  6,699               51,616               $ 0.13
                                                                ------------------------------------------------------
                                                                ------------------------------------------------------
                                                                Net Income             Shares              Per Share
                                                                (Numerator)        (Denominator)             Amount
                                                                -----------        -------------           ----------
   Six Months ended December 31, 1998
      Net income per common share - Basic...                     $ 19,828                51,523              $ 0.38
      Effect of dilutive securities:
          Stock options.....................                                                 82
                                                                ------------------------------------------------------
   Net income per common share - Diluted....                     $ 19,828                51,605              $ 0.38
                                                                ------------------------------------------------------
                                                                ------------------------------------------------------
                                                                Net Income             Shares              Per Share
                                                                (Numerator)        (Denominator)             Amount
                                                                -----------        -------------           ----------
   Six Months ended December 31, 1997
      Net income per common share - Basic...                     $ 12,794                51,171              $ 0.25
      Effect of dilutive securities:
          Stock options.....................                                                643
                                                                ------------------------------------------------------
   Net income per common share - Diluted....                     $ 12,794                51,814              $ 0.25
                                                                ------------------------------------------------------
                                                                ------------------------------------------------------

3.     INVENTORIES

       Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at December 31, 1998 and June 30, 1998 (audited) were comprised of the following (in thousands):

                                            DECEMBER 31, 1998       JUNE 30, 1998
                                            -----------------       -------------
              Raw materials                    $ 16,736               $ 21,101
              Work-in-process                    51,685                 56,224
              Finished goods                     46,045                 53,328
                                               --------               --------


                                               $114,466               $130,653
                                               --------               --------
                                               --------               --------

4.     LONG-TERM DEBT AND OTHER LOANS

       A summary of the Company's long-term debt and other loans at December 31, 1998 is as follows (in thousands):

                                                                               DECEMBER 31,
                                                                                   1998
                                                                               ------------
       Capitalized lease obligations payable in varying monthly
          installments primarily at rates from 7.5% to 10.7%                     $    103

       Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 5.8% to 8.7%, due
          in 1999 through 2004                                                     43,953

       Domestic unsecured bank loans payable in varying monthly installments at
          rates from 5.7% to 6.0%, due in 2000 through 2003                        92,608

       Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 6.0% to
          10.8%, due in 1999 through 2000                                             333

       Foreign unsecured bank loans payable in varying monthly installments at
          rates from 4.3% to 8.4%, due in 2000 through 2006                        41,616
                                                                                 --------
                                                                                  178,613

       Less current portion of long-term debt                                     (37,635)
                                                                                 --------

                                                                                 $140,978
                                                                                 --------
                                                                                 --------

5.     IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

       During the fourth quarter of fiscal 1997, the Company recorded a $75.0 million pretax charge related to a program initiated to decrease costs through increased yields, lower material costs, lower assembly costs and operating expenses through streamlining global processes. The charge was composed of $65.0 million for the write-down of assets and $10.0 million for termination benefits to be paid in connection with the elimination of approximately 150 positions.

       As of December 31, 1998, the Company had incurred $65.0 million in non-cash asset write-offs and paid $9.0 million for termination benefits related to the cost reduction program. The remaining unutilized restructuring accrual of $1.0 million relates to severance payments to previously notified employees for positions that were scheduled to be eliminated during the remainder of fiscal year 1999. The majority of these remaining positions were eliminated in the last week of January and the first week of February 1999.

       In the quarter ended December 31, 1998, the Company recorded a $14.5 million charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico, and to streamline worldwide sales and administration through reductions in personnel. The Company expects to complete this operational transition over the next eighteen months. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write-down of related assets, and $2.5 million for the write-down of related inventory included in "Cost of Sales." The Company estimates that charges associated with these actions will total approximately $19.5 million, and the Company expects to recognize the final charge of approximately $5.0 million, relating to additional severance costs, in the quarter ending March 31, 1999.

6.     YEAR 2000 READINESS

       See "Year 2000 Readiness" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

7.     ENVIRONMENTAL MATTERS

       Federal, state, and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals, and gases used in semiconductor manufacturing processes. In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated, or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties.

       The Company and Rachelle Laboratories, Inc. ("Rachelle"), a former subsidiary of the Company which discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The lawsuit against the Company, relating to the first and second consent decrees, was settled in August 1993 for the sum of $40,000, to avoid protracted and expensive litigation. The Company recently settled the EPA's claims against the Company for the clean-up of the OII Site for a payment of $173,580, less a credit of $40,000 for the prior settlement payment, for a net payment of $133,580.

       The Company also received a letter dated July 25, 1995 from the U.S. Department of Justice, directed to Rachelle, offering to settle claims against Rachelle relating to the first elements of clean-up work at the site for $4,953,148 (the final remedy assessment has not yet been made). The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle. The Company has received no further communications in connection with the Supplemental
       Information Request. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle was hazardous.

       The Company cannot determine with accuracy the amount of the potential demand to Rachelle for the cost of the final remedy. Based upon information received to date, the Company believes that any demand, if made, while likely to be significant, should nonetheless be substantially below the demand amount for earlier phases of the OII Site clean-up. The Company's insurer has not accepted liability although it has made payments for defense costs for the lawsuit against the Company.

       The Company also received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that it may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. In June 1995, the Company joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, although the actual cost could be much higher. The Company estimated that it sent approximately 0.1% of the waste, by weight, sent by all PRPs contributing to the clean-up of the site, and the Company believes the cost of the clean-up will be roughly allocated among PRPs by the amount of waste contributed. On January 18, 1999, the group proposed to settle a portion of the Company's clean-up obligations for $34,000 to $67,800, though the Company would remain liable for certain future costs after the settlement. The Company did not accept the offer, and it cannot predict if or when it will settle the claims.

8.     INTELLECTUAL PROPERTY RIGHTS

       Certain of the Company's fundamental power MOSFET patents have been, and continue to be, subjected to reexamination in the United States Patent and Trademark Office ("PTO"). The PTO has concluded its reexamination of the Company's U.S. patents 4,642,666 and 4,959,699 and has issued reexamination certificates confirming the patentability of claims of those patents. The Company's 5,008,725 and 5,130,767 patents are currently undergoing reexamination in the PTO.

9.     LITIGATION

       In January 1998, the Company filed suit against Samsung Semiconductor, Inc. and Samsung Electronics Co., Ltd., alleging infringement of certain of the Company's U.S. patents. In December 1998, the Company filed a second suit against the Samsung entities alleging infringement of additional U.S. patents of the Company. On December 31, 1998, the Company entered into an agreement with the Samsung entities settling all past infringement claims and providing the Samsung entities with a short-term license under the Company's MOSFET and IGBT patents.

       In August 1998, the Company filed suit against Fuji Electric Co., Ltd. ("Fuji") and Collmer Semiconductor, Inc. ("Collmer"), alleging infringement of certain of the Company's U.S. patents. The Company entered into a worldwide, royalty-bearing license agreement dated as of December 16, 1998 with Fuji under the Company's power MOSFET/IGBT patents thereby settling the litigation against both Fuji and Collmer.

       The Company and certain of its directors and officers have been named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures Due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities as defendants.

       On March 31, 1997, the Court, on the Company's motion for summary judgment, issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and was denied as to other such claims. The Court also granted the summary judgment motion brought by the underwriters. The plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these orders was denied.

       On January 28, 1998, the Court decertified the class pursuing common law claims for fraud and negligent misrepresentation and granted the defendants' motion to narrow the shareholder class period to June 19, 1991 through October 21, 1991. Plaintiff's motion for reconsideration or certification of an interlocutory appeal of these rulings was denied.

       Although the Company believes that the remaining claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's financial condition and results of operations. Trial is scheduled for August 1999. No provision for any liability that may result upon adjudication of these matters has been made in the consolidated financial statements.

10.    OTHER INCOME

       In December 1998, the Company entered into licensing agreements with two competitors, Samsung Semiconductor, Inc. and Samsung Electronics Co., Ltd. (together "Samsung") and Fuji Electric Co., Ltd. ("Fuji"), with respect to the Company's power MOSFET/IGBT patents. The respective agreements provide for payments of royalties for prior periods. The agreement with Samsung also provides for a paid-up license that will expire no later than May 1, 1999. The agreement with Fuji provides for ongoing royalties on worldwide sales covered by the Company's licensed patents.

       As a result of these agreements, the Company reported approximately
       $43.5 million as other income in the quarter ended December 31, 1998. The income reported was based upon the gross proceeds net of advanced and deferred royalty payments, patent defense costs and royalties due Unitrode Corporation, which previously held an exclusive license under the Company's MOSFET patents. As a result of patent litigation settlements, the Company will receive $48.4 million in cash over the next fourteen months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1998 COMPARED WITH THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1997

The following table sets forth certain items as a percentage of revenues.

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     DECEMBER 31,            DECEMBER 31,
                                                     (UNAUDITED)              (UNAUDITED)
                                               ----------------------   ----------------------
                                                 1998          1997       1998           1997
                                               -------        ------    -------        -------
Revenues                                        100.0%        100.0%     100.0%         100.0%
Cost of sales                                    72.8          66.9       72.2           66.6
                                               ------         -----     ------         ------
Gross profit                                     27.2          33.1       27.8           33.4

Selling and administrative expense               18.4          18.7       18.7           18.8
Research and development expense                  7.8           6.1        7.8            6.3
Restructuring charge                              9.0           --         4.6            --
                                               ------         -----     ------         ------
Operating profit (loss)                          (8.0)          8.3       (3.3)           8.3

Interest expense, net                            (2.2)         (1.3)      (2.1)          (1.3)
Other income (expense), net                      33.0          (0.1)      17.0           (0.1)
                                               ------         -----     ------         ------
Income before income taxes                       22.8           6.9       11.6            6.9
Provision for income taxes                        7.9           2.3        4.0            2.3
                                               ------         -----     ------         ------
Net income                                       14.9%          4.6%       7.6%           4.6%
                                               ------         -----     ------         ------
                                               ------         -----     ------         ------

Revenues for the three-month period ended December 31, 1998 decreased 8.1% to $132.8 million from $144.6 million in the year-ago period. Revenues for the six-month periods ended December 31, 1998 and 1997 decreased 6.3% to $260.3 million from $277.7 million, respectively. These revenues were negatively impacted by average sales price reductions of approximately 12%, reflecting the Asian economic crisis, excess industry-wide manufacturing capacity, and sluggish global economic growth. Year to year, revenues were down approximately 19% in North America, reflecting reduced shipments to distributors, and down approximately 26% in Japan, reflecting a further decline in general economic conditions. Revenues in Asia Pacific were up approximately 25%, reflecting strength in the computer sector. Unit shipments increased by 24% year-to-year and in the quarter ended December 31, 1998 set a record high, reflecting strong growth in applications for the Company's products. Revenues in this six-month period included $11.1 million of net patent royalties, versus $8.9 million in the comparable prior-year period. Increased royalties primarily reflect the addition of licensees.

December-quarter gross profit decreased to $36.2 million (27.2% of revenues) from $47.9 million (33.1% of revenues) in the comparable year-ago quarter. Gross profit for the six-month period ended December 31, 1998 decreased to $72.4 million (27.8% of revenues) from $92.8 million (33.4% of revenues) in the year-ago period. Gross profit decreased because of reduced prices and lower absorption of overhead as a result of a planned production decrease, which reduced inventory levels by $12.1 million. The effect of reduced prices and lower overhead absorption was partially offset by reductions in manufacturing costs and increases in royalties. In addition, during December 1998, $2.5 million was charged to the cost of goods sold due to the write-down of inventory as a result of the planned relocation of assembly lines from the Company's facility in England to its facility in Mexico. Excluding the inventory charge, gross profit for the six-month period ended December 31, 1998 was 28.8% of revenue. See "Notes to Unaudited Consolidated Financial Statements - Note 5. Impairment of Assets and Restructuring Charges".

In the three- and six-month periods ended December 31, 1998, selling and administrative expense was $24.4 million and $48.6 million (18.4% and 18.7% of revenues), respectively, versus $27.0 million and $52.3 million (18.7% and 18.8% of revenues) in the comparable year-ago periods. Reductions in selling and administrative expenses reflect management's continued efforts to control spending and to administer its activities more efficiently.

In the three- and six-month periods ended December 31, 1998, the Company's research and development expenditures increased to $10.4 million and $20.4 million (7.8% and 7.8% of revenues), respectively, compared to $8.8 million and $17.5 million (6.1% and 6.3% of revenues) in the comparable prior-year periods. Higher research and development expenses reflect higher overhead costs associated with a new research and development facility and the Company's increased development of new products.

A total restructuring charge of $14.5 million taken in the six months ended December 31, 1998 is a result of actions designed to cut costs by relocating high volume assembly lines from the Company's operation in England to its facility in Mexico and by streamlining worldwide sales and administration. This total charge consisted of an inventory write-down of $2.5 million and a $12.0 million restructuring charge consisting of $5.9 million in estimated severance costs and $6.1 million for the write-down of related assets. The Company expects the savings resulting from these activities to reduce product cost and selling and administrative expense as a percentage of sales. See "Notes to Unaudited Consolidated Financial Statements - Note 5. Impairment of Assets and Restructuring Charges".

Other income was $44.3 million in the first half of fiscal 1999 versus other expense of $0.3 million in the comparable prior-year period, as a result of a $43.5 million pretax benefit related to the settlement of patent litigation during the second quarter of fiscal 1999. The income reported from these settlements in the quarter ended December 31, 1998 is net of advanced and deferred royalty payments, patent defense costs, and the share of the Company's royalty proceeds payable to Unitrode Corporation. In addition to amounts already received, the Company will receive $48.4 million in cash over the next fourteen months.

Net interest expense increased $1.0 million and $1.8 million in the three- and six-month periods ended December 31, 1998, compared to the respective prior-year periods, reflecting increased interest expense incurred on higher average debt balances and a decrease in interest income.

Net foreign currency gains and losses were less than $0.5 million in each six-month period.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 48% of annual revenues in the first half and 52% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended December 31, 1998, cash and cash equivalents decreased by $9.4 million to $22.9 million. Operating activities provided $39.6 million in cash. The Company reduced accounts receivable by $14.0 million. The reduction was a result of focused collection efforts to reduce the Company's days of sales outstanding. The Company reduced inventories by $13.7 million, excluding restructuring charges of $2.5 million, as the result of planned lower production rates. As a result of patent litigation settlements, the Company will receive $48.4 million in cash over the next fourteen months.

Investing activities consumed $28.9 million, primarily due to capital expenditures of $38.5 million. At December 31, 1998, the Company had made purchase commitments for capital equipment of approximately $5.6 million. During fiscal 1999, the Company plans on capital expenditures of approximately $70 million to expand fabrication and assembly capacity. The Company intends to fund capital expenditures and working capital requirements through cash, cash equivalents on hand, short-term investments, anticipated cash flow from operations, and as needed from funds available from revolving credit, term loan and equipment financing facilities. The Company is considering obtaining the use of funds from public or private offerings of debt. The Company may also consider using funds from other external sources including, but not limited to, public or private offerings of equity.

Cash used in financing activities was $20.9 million, primarily the result of the paydown of short-term bank debt ($13.0 million) and a pension payout. The Company had established $61.5 million of domestic and foreign revolving lines of credit, against which $26.5 million had been borrowed. The Company had unused capital equipment credit lines of $48.0 million. However, due to covenant limitations, the total amount the Company had available for borrowing at December 31, 1998 was $58.0 million.

In 1991, three class action lawsuits were brought against the Company and its Board of Directors. Although the Company believes that these suits are without merit (see "Notes to Unaudited Consolidated Financial Statements - Note 9. Litigation") the ultimate outcome thereof cannot presently be determined. Accordingly, the Company has not made provision for any liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity (see "Notes to Unaudited Consolidated Financial Statements - Note 7. Environmental Matters").

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

In April 1998, the Accounting Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 requires certain start-up costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Management is currently evaluating the impact of SOP 98-5. Although the Company is not currently able to quantify an amount, adoption may have a material impact on its financial statements.

IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

During the fourth quarter of fiscal 1997, the Company recorded a $75.0 million pretax charge related to a program initiated to decrease costs through increased yields, lower material costs, lower assembly costs and operating expenses through streamlining global processes. The charge was composed of $65.0 million for the write-down of assets and $10.0 million for termination benefits to be paid in connection with the elimination of approximately 150 positions.

As of December 31, 1998, the Company had incurred $65.0 million in non-cash asset write-offs and paid $9.0 million for termination benefits related to the cost reduction program. The remaining unutilized restructuring accrual of $1.0 million relates to severance payments to previously notified employees for positions that were scheduled to be eliminated during the remainder of fiscal year 1999. The majority of these remaining positions were eliminated in the last week of January and the first week of February 1999.

In the quarter ended December 31, 1998, the Company recorded a $14.5 million charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico, and to streamline worldwide sales and administration through reductions in personnel. The Company expects to complete this operational transition over the next eighteen months. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write-down of related assets, and $2.5 million for the write-down of related inventory included in "Cost of Sales". The Company estimates that charges associated with these actions will total approximately $19.5 million, and the Company expects to recognize the final charge of approximately $5.0 million, relating to additional severance costs, in the quarter ending March 31, 1999.

YEAR 2000 READINESS

The Year 2000 issue is the result of many existing computer programs and embedded microprocessors using only two digits to refer to the year. Beginning in the year 2000, these systems will need to be upgraded or replaced to distinguish 21st century dates from 20th century dates.

The Company has adopted the definition of Year 2000 conformity published by the British Standards Institute ("BSI") as DISC PD2000-1. Currently, none of the Company's products contain date processing logic. The Company therefore believes that its products are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

The Company has established a Global Year 2000 Team as well as local site teams. The Global Year 2000 Team was formed to manage and coordinate company-wide Year 2000 initiatives, while local site teams address research and remediation for site-specific equipment, facilities and suppliers. Worldwide, the Company currently employs approximately 70 employees that are addressing the Year 2000 issue, 20 of whom are engaged in this effort on a full-time basis. The Company has currently budgeted $5.0 million for the cost of investigation and remediation for the period August 1997 to March 2000. The budget includes staff salaries and remediation expenses. Through December 31, 1998 the Company has spent $3.0 million of this budget.

The Company prioritized efforts to prepare its information systems for Year 2000 based on the importance of each system to the Company's operations and the potential impact of non-compliance. The Company plans to remediate its information systems in phases, first establishing an inventory and then assessing, correcting, testing, and certifying compliance. Correction of critical information systems is scheduled to be completed by May 31, 1999. At this time each of these critical systems is performing in its remediated form in at least one site in the world. In addition, the Company has inventoried all potentially affected facilities, equipment and other infrastructure and has identified solutions for each one of critical importance that is not presently compliant.

The Company expects to complete its remediation efforts for critical items by May 31, 1999. Non-critical items are scheduled to be corrected on or before November 30, 1999. Furthermore, the Company has established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

The Company is currently surveying its suppliers and business partners, including financial institutions with whom it has material relationships, to determine whether they are Year 2000 compliant. The Company has also begun site visits to its key suppliers. Accordingly, the Company is currently unable to evaluate the extent to which such entities may be Year 2000 compliant and the effect that their non-compliance may have on the Company.

The Company is developing contingency plans in the event the Company or its material customers, suppliers or vendors are not Year 2000 compliant by January 1, 2000. There can be no assurance that the Company's compliance efforts and contingency plans will adequately address every issue that may arise in the year 2000. Embedded microprocessors that regulate the basic infrastructure in various Company facilities may fail. The software that controls manufacturing processes may fail and shut down fabrication, assembly or packaging. The computers used in business and office operations may fail at the desktop or network level. On a broader scale, communication and power distribution may be disrupted, financial institutions may experience difficulties that prevent access to or the transfer of funds, and the transportation network, water supply and food distribution may be affected, negatively impacting employees as well as industry and commerce generally.
The costs of the Company's Year 2000 remediation and the dates on which the Company believes that it will be completed are based on the Company's best estimates, which were based on assumptions of future events, including the continued availability of certain resources, third-party compliance and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition, liquidity, or results of operations. The Company is not aware of any material vendor or suppliers who appear unable to be ready for Year 2000. Currently utilities are the area of greatest concern. However, to date interviews and research of the Company's power and water suppliers do not indicate that these areas will result in any reasonably likely worst case scenarios.

The disclosures contained herein are Year 2000 statements and constitute a Year 2000 Readiness Disclosure under Public Law No. 105-271.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-Q Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be under-utilized, capital spending may be slowed, and Company performance may be negatively impacted. Other risks and uncertainties that could negatively impact Company results include: risk of nonpayment of accounts receivable; risk of inventory obsolescence due to shifts in market demand; an increased rate of customer inventory adjustment; deferral of delivery dates, cancellations and returns; development and acceptance of new products and price pressures; availability and pricing of competitors' products; lower manufacturing yields; risks associated with foreign operations and foreign currency fluctuations; adverse results in litigation involving intellectual property; environmental claims; shareholder lawsuits; the successful implementation of the Company's announced restructuring program; the availability of cost effective sources of financing; and business and general economic conditions in the Company's markets around the world.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INTERNATIONAL RECTIFIER CORPORATION
                       -----------------------------------
                                   REGISTRANT

February 17, 1999                                  MICHAEL P. MCGEE
                                        -------------------------------------
                                                   Michael P. McGee
                                                   Executive Vice President,
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer

PART II.   OTHER INFORMATION

       ITEM 3.      LEGAL PROCEEDINGS

See Notes 7, 8, 9 and 10 to the accompanying consolidated financial statements.

       ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders of the Company at the Company's Annual Meeting of Stockholders held on November 23, 1998, with the following results:

                                                                                     Authority
Description of matter                                                 For            Withheld
                                                                      ---            ---------
1.     Election of Directors

           George Krsek                                           46,369,637          573,770

           Jack O. Vance                                          46,388,172          555,235

           Derek B. Lidow                                         46,435,525          507,882

                                                                      For             Against          Abstentions
                                                                      ---             -------          -----------
2.     Ratification of PricewaterhouseCoopers LLP
       as Independent Auditors for fiscal 1999                    46,635,298          199,516            108,593