Form 10-Q
period 1999-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1999-05-18
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  MARCH 31, 1999
                               ----------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ____________________

COMMISSION FILE                      NO. 1-7935
                -------------------------------------------------------------

                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                   95-1528961
-----------------------------------------     --------------------------------
   (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                        NUMBER)

         233 KANSAS STREET
         EL SEGUNDO, CALIFORNIA                                90245
-----------------------------------------     --------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

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

THERE WERE 51,709,500 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON MAY 17, 1999.

                                TABLE OF CONTENTS


                                                                    PAGE
                                                                  REFERENCE

PART I.   FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             Unaudited Consolidated Statement of
                Income for the Three- and Nine-Month Periods
                Ended March 31, 1999 and 1998                        2


             Unaudited Consolidated Statement of Comprehensive
                Income for the Three- and Nine-Month Periods
                Ended March 31, 1999 and 1998                        3


             Consolidated Balance Sheet as of
                March 31, 1999 (unaudited) and
                June 30, 1998                                        4


             Unaudited Consolidated Statement of
                Cash Flows for the Nine-Month
                Periods Ended March 31, 1999
                and 1998                                             5


             Notes to Unaudited Consolidated
                Financial Statements                                 6


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                        14

    ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
                ON MARKET RISK                                       23

PART II.  OTHER INFORMATION

    ITEM 5.  MANAGEMENT CHANGE                                       25
             SEC LETTER                                              25

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        25

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                   -----------------------       -----------------------
                                                     1999           1998           1999           1998
                                                   --------       --------       --------       --------
Revenues                                           $137,550       $140,376       $397,880       $418,109
Cost of sales                                        97,669         95,862        285,636        280,794
                                                   --------       --------       --------       --------
     Gross profit                                    39,881         44,514        112,244        137,315

Selling and administrative expense                   24,575         26,774         73,180         79,110
Research and development expense                     10,147         10,796         30,565         28,305
Restructuring charge                                  4,200           -            16,200           -
                                                   --------       --------       --------       --------
     Operating profit (loss)                            959          6,944         (7,701)        29,900

Other income (expense):
     Interest, net                                   (2,855)        (1,948)        (8,211)        (5,508)
     Other, net                                       7,954            (94)        52,301           (395)
                                                   --------       --------       --------       --------
Income before income taxes                            6,058          4,902         36,389         23,997
Provision for income taxes                            2,054          1,618         12,557          7,919
                                                   --------       --------       --------       --------
Net income                                         $  4,004       $  3,284       $ 23,832       $ 16,078
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
Net income per common share

     Basic                                         $   0.08           0.06       $   0.46           0.31
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
     Diluted                                       $   0.08       $   0.06       $   0.46       $   0.31
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
Average common shares and potentially
     dilutive securities outstanding

     Basic                                           51,681         51,319         51,576         51,219
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------
     Diluted                                         51,802         51,570         51,671         51,731
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)



                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           MARCH 31,                     MARCH 31,
                                                   -----------------------       -----------------------
                                                     1999           1998           1999           1998
                                                   --------       --------       --------       --------
Net income                                         $  4,004       $  3,284       $ 23,832       $ 16,078

Other comprehensive income (loss):
     Foreign currency translation
      adjustments                                    (1,698)          (547)           279         (1,977)
                                                   --------       --------       --------       --------
Comprehensive income                               $  2,306       $  2,737       $ 24,111       $ 14,101
                                                   --------       --------       --------       --------
                                                   --------       --------       --------       --------


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


                                                              MARCH 31,
                                                                1999             JUNE 30,
                                                             (UNAUDITED)          1998
                                                             -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                                $ 62,235          $ 32,294
     Short-term investments                                      8,900            13,232
     Trade accounts receivable, net                            124,293           129,738
     Inventories                                               108,684           130,653
     Deferred income taxes                                       7,380             8,080
     Prepaid expenses and other receivables                     14,014             3,253
                                                              --------          --------
         Total current assets                                  325,506           317,250

Property, plant and equipment, net                             405,185           390,892
Other assets                                                    18,656            27,685
                                                              --------          --------
     Total assets                                             $749,347          $735,827
                                                              --------          --------
                                                              --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank loans                                               $ 14,668          $ 28,153
     Long-term debt, due within one year                        41,121            37,226
     Accounts payable                                           51,826            46,637
     Accrued salaries, wages and commissions                    14,694            15,875
     Other accrued expenses                                     40,637            26,042
                                                              --------          --------
         Total current liabilities                             162,946           153,933

Long-term debt, less current maturities                        136,074           141,528
Other long-term liabilities                                     13,245            29,352
Deferred income taxes                                           10,852            11,364

Stockholders' equity:
     Common stock                                               51,705            51,351
     Capital contributed in excess of par value                257,311           255,195
     Retained earnings                                         122,477            98,646
     Accumulated other comprehensive loss                       (5,263)           (5,542)
                                                              --------          --------
         Total stockholders' equity                            426,230           399,650
                                                              --------          --------

         Total liabilities and stockholders' equity           $749,347          $735,827
                                                              --------          --------
                                                              --------          --------

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                1999              1998
                                                              --------         ---------
Cash flow from operating activities:
     Net income                                               $ 23,832          $ 16,078
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                          35,818            28,958
         Deferred income                                          (450)             (450)
         Deferred income taxes                                     244            13,362
         Deferred compensation                                  (6,777)             (218)
         Restructuring charge                                   18,700              --
     Change in current assets & liabilities                     26,093            (14,154)
                                                              --------          ---------
Net cash provided by operating activities                       97,460             43,576
                                                              --------          ---------
Cash flow from investing activities:
     Additions to property, plant and equipment                (55,541)           (68,054)
     Purchase of short-term investments                        (12,900)           (39,800)
     Proceeds from sale of short-term investments               17,232             41,150
     Change in other noncurrent assets                           7,587             (1,924)
                                                              --------          ---------
Net cash used in investing activities                          (43,622)           (68,628)
                                                              --------          ---------

Cash flow from financing activities:
     Net proceeds from (repayments of)
       short-term bank debt                                    (13,622)            12,043
     Proceeds from issuance of long-term debt                   39,580             25,031
     Payments on long-term debt and obligations
       under capital leases                                    (51,491)           (12,896)
     Net proceeds from issuance of common stock                  2,470              2,881
     Other                                                      (1,391)               862
                                                              --------          ---------
Net cash provided by (used in) financing activities            (24,454)            27,921
                                                              --------          ---------

Effect of exchange rate changes on cash and
  cash equivalents                                                 557               (166)
                                                              --------           --------

Net increase  in cash and cash equivalents                      29,941              2,703

Cash and cash equivalents, beginning of period                  32,294             36,564
                                                              --------           --------

Cash and cash equivalents, end of period                      $ 62,235           $ 39,267
                                                              --------          ---------
                                                              --------          ---------

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999


1.     BASIS OF PRESENTATION

       The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1999 and the consolidated results of operations and cash flows for the three- and nine-month periods ended March 31, 1999 and 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three- and nine-month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

       The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1998.

       The Company operates on a fiscal year calendar under which the nine months ended March 31, 1999 consisted of 39 weeks compared to 40 weeks in the nine months ended March 31, 1998.

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

       The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the three- and nine-month periods ended March 31, 1999 and 1998 (in thousands except per share amounts):

                                                                Net Income             Shares              Per Share
                                                                (Numerator)         (Denominator)            Amount
                                                                -----------         -------------          ---------
   Three Months ended March 31, 1999
      Net income per common share -
      Basic...                                                     $ 4,004               51,681               $0.08
      Effect of dilutive securities:
          Stock options                                                                     121
        ......................................
                                                                -----------         -------------          ---------
   Net income per common share -
      Diluted....                                                  $ 4,004               51,802               $0.08
                                                                -----------         -------------          ---------
                                                                -----------         -------------          ---------

                                                                Net Income             Shares              Per Share
                                                                (Numerator)         (Denominator)            Amount
                                                                -----------         -------------          ---------
   Three Months ended March 31, 1998
      Net income per common share -                                $ 3,284               51,319                $0.06
      Basic...
      Effect of dilutive securities:
          Stock options                                                                     251
        ......................................
                                                                -----------         -------------          ---------
   Net income per common share -                                   $ 3,284               51,570                $0.06
      Diluted....                                               -----------         -------------          ---------
                                                                -----------         -------------          ---------

                                                                Net Income             Shares              Per Share
                                                                (Numerator)         (Denominator)            Amount
                                                                -----------         -------------          ---------
   Nine Months ended March 31, 1999
      Net income per common share -                               $ 23,832               51,576                $0.46
      Basic...
      Effect of dilutive securities:
          Stock options                                                                      95
        ......................................
                                                                -----------         -------------          ---------
   Net income per common share -
      Diluted....                                                 $ 23,832               51,671                $0.46
                                                                -----------         -------------          ---------
                                                                -----------         -------------          ---------

                                                                Net Income             Shares              Per Share
                                                                (Numerator)         (Denominator)            Amount
                                                                -----------         -------------          ---------
   Nine Months ended March 31, 1998
      Net income per common share -                               $ 16,078               51,219                $0.31
      Basic...
      Effect of dilutive securities:
          Stock options                                                                     512
        ......................................
                                                                -----------         -------------          ---------
   Net income per common share -
      Diluted....                                                 $ 16,078               51,731                $0.31
                                                                -----------         -------------          ---------
                                                                -----------         -------------          ---------

3.     INVENTORIES

       Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at March 31, 1999 (unaudited) and June 30, 1998 were comprised of the following (in thousands):

                                        MARCH 31, 1999     JUNE 30, 1998
                                        --------------     -------------
            Raw materials                     $ 15,042          $ 21,101
            Work-in-process                     49,314            56,224
            Finished goods                      44,328            53,328
                                              --------          --------
                                              $108,684          $130,653
                                              --------          --------
                                              --------          --------

4.     LONG-TERM DEBT AND OTHER LOANS

       A summary of the Company's debt and other loans at March 31, 1999 is as follows (in thousands):

                                                                                             MARCH 31,
                                                                                                1999
                                                                                             ----------
       Revolving credit facilities consisting of various overdraft, draft
          import and export facilities in Europe and Asia                                    $  14,668

       Capitalized lease obligations payable in varying monthly installments primarily at rates from 5.5% to 8.1%, due
          in 1999 through 2004                                                                   7,122

       Domestic bank loans collateralized by equipment, payable in varying monthly installments at rates from 6.1% to 8.7%, due
          in 1999 through 2004                                                                  36,547

       Domestic unsecured bank loans payable in varying monthly installments at rates from 5.6% to 5.9%, due in 2000 through
          2003                                                                                  92,648

       Foreign bank loans collateralized by property and/or equipment, payable in varying monthly installments at rates from 6.0% to
          10.8%, due in 1999 through 2000                                                          229

       Foreign unsecured bank loans payable in varying monthly installments at rates from 4.3% to 8.4%, due in 2000
          through 2006                                                                          40,649
                                                                                             ----------
                                                                                               191,863

       Less short-term bank loans                                                              (14,668)
       Less current portion of long-term debt                                                  (41,121)
                                                                                             ----------
       Total long-term debt                                                                  $ 136,074
                                                                                             ----------
                                                                                             ----------

5.     IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

       In reaction to a continuous decline in selling prices for its MOSFET and IGBT products, during the fourth quarter of fiscal 1997, the Company recorded a $75 million pretax charge related to a restructuring program designed to improve the Company's cost structure. Specifically, the restructuring activities included shifting production from older manufacturing facilities to newer, more efficient facilities, changing business processes by consolidating order entry, customer support, inventory management, information systems and finance activities at fewer locations and accelerating the deployment of the Company's new product development center. The restructuring activities are expected to reduce the cost of the Company's business processes and lower product costs and result in increased flow of new products, which are less price sensitive. The charge was composed of $61 million for the write-down of assets, $4 million for the write-down of inventory, and $10 million for termination benefits to be paid in connection with the severed employees. The restructuring activities were expected to occur over an approximate eighteen month transition period through December 31, 1998.

       The asset write-down of property and equipment of $61 million was determined by comparing the expected future undiscounted cash flows to the respective asset carrying value and/or evaluating other factors, such as changes in technology or business strategy. If an asset was deemed to be impaired, the carrying value was adjusted to its expected future discounted cash flows, or when discounted cash flows were not readily available, to an amount deemed by management as recoverable after considering all relevant factors. The net book value of the applicable property and equipment prior to the $61 million write-down was $79 million. The write-downs were related to scrapped and idle wafer fabrication equipment located in El Segundo, California, impairment reductions to English assembly and packaging equipment, and abandoned information systems applications resulting from lack of vendor support. No such property or equipment is currently held for disposal. The wafer fabrication lines were moved to new locations with new technology in El Segundo, California and Italy. Certain niche products continue to be serviced with the English assembly and packaging equipment, at partial capacity, in order to fulfill certain customer specific needs.

       As of March 31, 1999, the Company had incurred approximately $65 million in non-cash asset write-offs and paid approximately $9 million for termination benefits related to the cost reduction program. The remaining unutilized restructuring accrual of approximately $1 million relates to severance payments to previously notified employees for positions that have been eliminated during fiscal year 1999.

       During December 1998, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, and to centralize more of its European customer service and administrative activities resulting in reductions in personnel. The Company expects to complete this operational transition over the next fifteen months. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write-off of assets to be abandoned, and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down, which consist primarily of building improvements relating to the high volume assembly production lines, and production information systems, will remain in use and all of them will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, the Company recorded a final charge of $4.2 million relating to additional severance costs, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. Therefore, the Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

       As of March 31, 1999, the Company had paid $0.5 million for termination benefits related to this program. The remaining unutilized restructuring accrual of $9.6 million, $6.6 million of which is classified as current and $3.0 million of which is classified as long-term, relates to severance payments to previously notified employees for positions that are scheduled to be eliminated during the next fifteen months.

6.     YEAR 2000 READINESS

       See "Year 2000 Readiness" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

7.     ENVIRONMENTAL MATTERS

       Federal, state, and local laws and regulations impose various restrictions and controls on the discharge of certain materials, chemicals, and gases used in semiconductor manufacturing processes. The Company does not believe that compliance with such laws and regulations will have a material adverse effect on the Company's results of operations, financial position or cash flows.

       In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated, or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental rules and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future. Any failure to comply with environmental laws and regulations could subject the Company to serious liabilities and could have a material adverse effect on the Company's operating results and financial condition.

       The Company and Rachelle Laboratories, Inc. ("Rachelle"), a former subsidiary of the Company which discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the United States Environmental Protection Agency's ("EPA") investigation of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has settled all outstanding claims which have arisen out of the OII Site.

       The Company also received a letter dated July 25, 1995 from the U.S. Department of Justice, directed to Rachelle, offering to settle claims against Rachelle relating to the first elements of clean-up work at the site for $4,953,148 (the final remedy assessment has not yet been made). The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle, to which Rachelle responded with information regarding waste shipped to the OII Site. The Company has received no further communications in connection with the Supplemental Information Request. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle was hazardous.

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

9.     LITIGATION

       The Company, along with 87 other companies, was sued in Phoenix, Arizona federal court on February 26, 1999, by the Lemelson Foundation for alleged infringement of various Lemelson "machine-vision" and "auto ID" patents. The Company has requested its patent counsel to investigate questions of patent validity and infringement. The Lemelson Foundation has offered to grant licenses under these patents; the Company is evaluating the offer. At this early point, the Company has drawn no conclusions as to its potential liability or damages.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED
MARCH 31, 1999 COMPARED WITH THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 1998

The following table sets forth certain items as a percentage of revenues.


                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    MARCH 31,                           MARCH 31,
                                                   (UNAUDITED)                         (UNAUDITED)
                                              -----------------------           -----------------------
                                               1999             1998             1999             1998
                                              ------           ------           ------           ------
Revenues                                      100.0%           100.0%           100.0%           100.0%
Cost of sales                                  71.0             68.3             71.8             67.2
                                              ------           ------           ------           ------
Gross profit                                   29.0             31.7             28.2             32.8
Selling and administrative expense             17.9             19.1             18.4             18.9
Research and development expense                7.4              7.7              7.7              6.8
Restructuring charge                            3.1               .-              4.1               .-
                                              ------           ------           ------           ------
Operating profit (loss)                         0.6              4.9             (2.0)             7.1
Interest expense, net                          (2.1)            (1.4)            (2.1)            (1.3)
Other income (expense), net                     5.8             (0.1)            13.1             (0.1)
                                              ------           ------           ------           ------
Income before income taxes                      4.3              3.4              9.0              5.7
Provision for income taxes                      1.4              1.1              3.0              1.9
                                              ------           ------           ------           ------
Net income                                      2.9%             2.3%             6.0%             3.8%
                                              ------           ------           ------           ------
                                              ------           ------           ------           ------

Revenues for the three- and nine-month periods ended March 31, 1999 decreased 2.0% and 4.8%, respectively, to $137.6 million and $397.9 million from $140.4 million and $418.1 million in the respective prior-year periods. Revenues in the current quarter included $7.4 million of net royalties from patent licenses versus $4.3 million in the prior-year period. Increased royalties primarily reflect royalties paid by new licensees.

During the three-month period, global pricing averaged a 2 to 3 % decline sequentially, compared to a 3% drop in the prior-year period.

Year to year, revenue in Japan increased by 14% and in Asia Pacific by 42%, reflecting a partial economic recovery and the Company's penetration into new market segments in the Asian Market. Europe is down nearly 22% year-to-year, with weakness in most market segments. Revenue in the Americas dropped about 15% year-to-year but rebounded 8% sequentially, driven by strong distributor demand.

Units shipments are up nearly 25% year-to-year and sequentially. A lesser rate of revenue growth reflects price pressure and a mix shift to smaller, lower-priced products, particularly in Asian markets.

March-quarter gross profit decreased to $39.9 million (29.0% of revenues) versus $44.5 million (31.7% of revenues) in the comparable year-ago quarter. Gross profit for the nine-month period ended March 31, 1999 decreased to $112.2 million (28.2% of revenues) versus $137.3 million (32.8% of revenues) in the year-ago period. For the nine months ended March, the year-to-year gross margin comparison reflects price declines of approximately 10%, far greater than the long-term industry average of about 6 % per year, as well as $2.5 million of restructuring expense associated with moving assembly lines from Great Britain to the Company's existing assembly plant in Mexico. March-quarter price declines averaged about 2 to 3% sequentially, compared to 3% price declines in the year-ago quarter.

The Company has substantially reduced costs in an effort to offset price pressure. Excluding reductions in operating expense, it has cut costs by $32 million in the nine months ended March.

In the three- and nine-month periods ended March 31, 1999, selling and administrative expense was $24.6 million and $73.1 million (17.9% and 18.4% of revenues), respectively, versus $26.8 million and $79.1 million (19.1% and 18.9% of revenues) in the comparable year-ago periods. The improvement, both in absolute dollars and as a percent of sales, reflects the Company's initiatives, including its restructuring programs, to increase the productivity of its selling and administrative activities.

In the three- and nine-month periods ended March 31, 1999, the Company's research and development expenditures were $10.1 million and $30.6 million (7.4% and 7.7% of revenues), respectively, compared to $10.8 million and $28.3 million (7.7% and 6.8% of revenues) in the comparable prior-year periods. Higher research and development expenses for the nine-month period reflect the Company's increased development of new products and higher overhead costs associated with a new research and development facility.

In the second and third fiscal quarters of 1999, a total restructuring charge of $18.7 million was a result of actions designed to cut costs by relocating high-volume assembly lines from the Company's operation in England to its facility in Mexico and by streamlining worldwide sales and administration. This total charge consisted of an inventory write-down of $2.5 million and a $16.2 million restructuring charge consisting of $10.1 million in estimated severance costs and $6.1 million for the write-down of related assets. Out of the total charge of $18.7 million, the Company recorded $14.5 million in the six months ended December 31, 1998 and $4.2 million in the quarter ended March 31, 1999. The Company expects the savings resulting from these activities to reduce product cost and selling and administrative expense as a percentage of sales. See "Notes to Unaudited Consolidated Financial Statements - Note 5. Impairment of Assets and Restructuring Charges".

Other income was $8.0 million in the three months ended March 31, 1999, versus other expense of $0.1 million in the comparable prior-year period. Other income in the current period reflected proceeds from a new license agreement (net of legal costs and the share of the Company's royalty proceeds payable to Unitrode Corporation).

Net interest expense increased by $0.9 million and $2.7 million in the three- and nine-month periods ended March 31, 1999, compared to the respective prior-year periods, reflecting increased interest expense incurred on higher average debt balances and a decrease in interest income.

Net foreign currency gains and losses were less than $500 thousand in each nine-month period.

SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 48% of annual revenues in the first half and 52% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended March 31, 1999, cash and cash equivalents increased by $29.9 million to $62.2 million. Operating activities provided $97.5 million in cash including amounts received for royalty settlements. The Company reduced accounts receivable by $5.4 million as the result of focused efforts to reduce the Company's days of sales outstanding. The Company reduced inventories by $19.5 million, excluding restructuring charges of $2.5 million, as the result of planned lower production rates.

Investing activities consumed $43.6 million, primarily due to capital expenditures of $55.5 million. At March 31, 1999, the Company had made purchase commitments for capital equipment of approximately $8.6 million. During fiscal 1999, the Company plans on capital expenditures of approximately $70 million to expand fabrication and assembly capacity. The Company intends to fund capital expenditures and working capital requirements through cash, cash equivalents on hand, short-term investments, anticipated cash flow from operations, and as needed from funds available from revolving credit, term loan and equipment financing facilities. The Company is considering raising funds through public or private offerings of debt. The Company may also consider obtaining funds from other external sources including, but not limited to, public or private offerings of equity.

Cash used in financing activities was $24.5 million, primarily the result of the paydown of short-term bank debt and long-term debt. The Company had established $61.7 million of domestic and foreign revolving lines of credit, against which $29.7 million had been borrowed. The Company had unused capital equipment credit lines of $45.3 million. However, due to covenant limitations, the total amount the Company had available for borrowing at March 31, 1999 was $58.2 million.

In 1991, three class action lawsuits were brought against the Company and its Board of Directors. Although the Company believes that these suits are without merit (see "Notes to Unaudited Consolidated Financial Statements -
Note 9. Litigation") the ultimate outcome thereof cannot presently be determined. Accordingly, the Company has not recorded a provision for any liability that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity (see "Notes to Unaudited Consolidated Financial Statements - Note 7. Environmental Matters").

IMPACT OF THE INTRODUCTION OF THE EURODOLLAR

On January 1, 1999, eleven member states of the European Union established fixed conversion rates between their existing national currency and a common currency, the "euro." Until January 1, 2002, either the euro or the participating country's present currency will be accepted as legal currency. On January 1, 2002, euro-denominated bills and coins will be issued and the participating country's present currency will no longer be accepted as legal and will be withdrawn from circulation.

The Company has initiated an internal analysis to determine the effects of the January 1, 1999 conversion. The current assessment includes the potential impact of the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, the impact on currency exchange rate risk and currency exchange costs, and the impact on existing contracts.

Based on currently available information, management does not believe that the euro conversion will have a material adverse impact on the Company's business or financial condition. The Company will continue to evaluate the impact of the euro conversion.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-5 requires certain start-up costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Management is currently evaluating the impact of SOP 98-5 and plans to implement early adoption in June 1999. Although the Company is not currently able to quantify an amount, adoption may have a material impact on its financial statements.

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

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 supersedes the disclosure requirements for SFAS No. 87 "Employers' Accounting for Pensions," SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." This Statement is effective for fiscal years beginning after December 15, 1997. This Statement revises employer's disclosures about pension and postretirement benefit plans. The Company's pension liability is immaterial and therefore not disclosed separately. Accordingly this pronouncement will not have an impact on the notes to the financial statements.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that SFAS 133 will have a material impact on the financial statements.

IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

In reaction to a continuous decline in selling prices for its MOSFET and IGBT products, during the fourth quarter of fiscal 1997, the Company recorded a $75 million pretax charge related to a restructuring program designed to improve the Company's cost structure. Specifically, the restructuring activities included shifting production from older manufacturing facilities to newer, more efficient facilities, changing business processes by consolidating order entry, customer support, inventory management, information systems and finance activities at fewer locations and accelerating the deployment of the Company's new product development center. The restructuring activities are expected to reduce the cost of the Company's business processes and lower product costs and result in increased flow of new products, which are less price sensitive. The charge was composed of $61 million for the write-down of assets, $4 million for the write-down of inventory, and $10 million for termination benefits to be paid in connection with the severed employees. The restructuring activities were expected to occur over an approximate eighteen month transition period through December 31, 1998.

The asset write-down of property and equipment of $61 million was determined by comparing the expected future undiscounted cash flows to the respective asset carrying value and/or evaluating other factors, such as changes in technology or business strategy. If an asset was deemed to be impaired, the carrying value was adjusted to its expected future discounted cash flows, or when discounted cash flows were not readily available, to an amount deemed by management as recoverable after considering all relevant factors. The net book value of the applicable property and equipment prior to the $61 million write-down was $79 million. The write-downs were related to scrapped and idle wafer fabrication equipment located in El Segundo, California, impairment reductions to English assembly and packaging equipment, and abandoned information systems applications resulting from lack of vendor support. No such property or equipment is currently held for disposal. The wafer fabrication lines were moved to new locations with new technology in El Segundo, California and Italy. Certain niche products continue to be serviced with the English assembly and packaging equipment, at partial capacity, in order to fulfill certain customer specific needs.

As of March 31, 1999, the Company had incurred approximately $65 million in non-cash asset write-offs and paid approximately $9 million for termination benefits related to the restructuring program. The remaining unutilized restructuring accrual of approximately $1 million relates to future severance payments to previously notified employees for positions that have been eliminated during fiscal year 1999.

The Company anticipated this restructuring to result in annual savings of approximately $20 million annually. The Company cut annual depreciation and annual selling and administrative costs by $10 million each. The benefits of these cost reductions were partially offset by price pressure, which impacted gross margin, and by higher unit sales, which increased total selling and administrative expense.

During December 1998, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, and to centralize more of its European customer service and administrative activities resulting in reductions in personnel. The Company expects to complete this operational transition over the next fifteen months. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write-off of assets to be abandoned, and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down, which consist primarily of building improvements relating to the high volume assembly production lines, and production information systems, will remain in use and all of them will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, the Company recorded a final charge of $4.2 million relating to additional severance costs, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. Therefore, the Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

The anticipated cost saving activities from the second and third fiscal 1999 quarter restructuring are expected to result in estimated annual savings of approximately $5 million in fiscal year 2000 and $13 million annually thereafter. The $13 million in estimated annual savings consists of lower direct labor costs, lower factory overhead (including lower depreciation expense), lower materials costs and lower selling and administrative costs. As of March 31, 1999, the Company had paid $0.5 million for termination benefits related to this program. The remaining unutilized restructuring accrual of $9.6 million, $6.6 million of which is classified as current and $3.0 million of which is classified as long-term, relates to severance payments to previously notified employees for positions that are scheduled to be eliminated during the next fifteen months.

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

The Company has established a Global Year 2000 Team as well as local site teams. The Global Year 2000 Team was formed to manage and coordinate company-wide Year 2000 initiatives, while local site teams address research and remediation for site-specific equipment, facilities and suppliers. Worldwide, the Company currently employs approximately 70 employees that are addressing the Year 2000 issue, 20 of whom are engaged in this effort on a full-time basis. The Company is currently estimating $7.0 million for the cost of investigation and remediation for the period August 1997 to March 2000. The estimate includes staff salaries and remediation expenses. Through March 31, 1999 the Company has expensed $4.5 million of this estimate.

The Company prioritized efforts to prepare its information systems for Year 2000 based on the importance of each system to the Company's operations and the potential impact of non-compliance. The Company is remediating its information systems in phases, by first establishing an inventory and then assessing, correcting, testing, and certifying compliance. Correction of critical information systems is scheduled to be completed by May 31, 1999. At this time each of these critical systems is performing in its remediated form in at least one site in the world. In addition, the Company has inventoried all potentially affected facilities, equipment and other infrastructure and has identified solutions for each one of critical importance that is not presently compliant.

The Company expects to complete its remediation efforts for critical items by May 31, 1999. Non-critical items are scheduled to be corrected on or before November 30, 1999. Furthermore, the Company has established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

The Company is currently surveying its suppliers and business partners, including financial institutions with whom it has material relationships, to determine whether they are Year 2000 compliant. The Company continues its site visits to its key suppliers. Accordingly, the Company is currently unable to evaluate the extent to which such entities may be Year 2000 compliant and the effect that their non-compliance may have on the Company.

Worldwide project auditing and Year 2000 certification is ongoing and to date indicates that the Company is on schedule to meet its May milestone for critical remediation.

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

The disclosures contained herein are Year 2000 statements and constitute a Year 2000 Readiness Disclosure under Public Law No. 105-271.

SEC COMMENTS

The Company received a letter from the Securities and Exchange Commission ("SEC") staff, dated February 26, 1999, requesting additional disclosures and supplemental information regarding the Company's Form 10-K for the fiscal year 1998 and the Company's Form 10-Q for the quarter ended December 31, 1998. This request consisted of accounting comments, including comments relating to the Company's fiscal 1997 restructuring charges and charges in the quarter ended December 31, 1998 for the relocation of assembly lines from England to Mexico and for reductions in personnel. The Company is in discussion with the SEC regarding the issues raised. In response to the SEC's comments, the Company is preparing additional disclosure to be included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the consolidated financial statements in those two filings. The SEC might require the Company to restate certain items in its financial statements in those two filings. The Company is unable to predict the outcome or ultimate impact of the SEC's review. However, based upon the most recent comments it has received from the SEC, the Company does not expect that any additional disclosure or restatement required by the SEC will have a material impact on its financial results for either fiscal 1998 or the second quarter of fiscal 1999.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-Q Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be under-utilized, capital spending may be slowed, and Company performance may be negatively impacted. Other risks and uncertainties that could negatively impact Company results include: delays in or higher-than-anticipated expenses associated with implementing planned cost reductions; the effectiveness of cost controls; the impact of changes in accounting methods; the impact of export controls; delays in transferring and ramping production lines or completing customer qualifications; the accuracy of customers' forecasts; the rate of customer inventory adjustments; push-out of delivery dates; product returns; changes in customers' order patterns; the Company's mix of product shipments; market and sector conditions that affect our customers and licensees; pricing pressures; acceptance of competitors' products; introduction, acceptance, and availability of new products; impact on the Company's business due to internal systems or systems of suppliers and other third parties adversely affected by Year 2000 problems; risks associated with foreign operations and foreign currency fluctuations; adverse results in litigation involving intellectual property, environmental claims, and/or shareholder lawsuits; the availability of cost effective sources of financing; and business and general economic conditions in the Company's markets around the world.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various risks including changes in interest rates affecting the repayment of debt and return on investments and foreign currency rate fluctuations. The Company does not hold or purchase any foreign currency or interest rate contracts for trading purposes. The Company's objective in managing the exposure to foreign currency changes is to reduce the risk to earnings and cash flow associated with forward exchange contracts to reduce risks associated with the value of its existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income. In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

INTEREST RATE RISK:
The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The financial liabilities of the Company that are subject to interest rate risk are its long-term debt obligations (see Note 4 of the Notes to the Unaudited Consolidated Financial Statements). The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted average interest rate on debt) affecting the Company's financial instruments would have an immaterial effect on the Company's results of operations, financial position and cash flows.

FOREIGN CURRENCY RISK:
The Company conducts business in various parts of the world and in various foreign currencies. The Company manages potential foreign currency exposure by entering into forward foreign contracts or other non-speculative risk management instruments to hedge foreign currency denominated receivables and payables at certain of its international subsidiaries. The Company evaluates the effect that near-term changes in foreign exchange rates will have on the fair value of the Company's combined foreign currency position, related to its outstanding foreign currency forward exchange contracts. The Company assumed an adverse change of 10% in foreign exchange rates, noting that the potential decrease in the Company's foreign currency position would have an immaterial effect on the Company's results of operations, financial position and cash flows.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       INTERNATIONAL RECTIFIER CORPORATION
                                   REGISTRANT




May 18, 1999                                    MICHAEL P. MCGEE
                                         ------------------------------------
                                                Michael P. McGee
                                                Executive Vice President,
                                                Chief Financial Officer and
                                                Principal Accounting Officer

PART II.   OTHER INFORMATION



        ITEM 5.   MANAGEMENT CHANGE

On May 10, 1999, the Company announced that it would change its management structure by designating Dr. Alexander Lidow as its sole chief executive officer. He previously shared the responsibilities of chief executive officer with Dr. Derek Lidow, who will remain on the Company's Board of Directors but will leave its employ effective June 15 to pursue other interests. The
Company believes that this new structure will help achieve its long-range objectives by, among other things, streamlining decision making, more tightly linking the Company's activities, and allowing further operating efficiencies.

         ITEM 5.  SEC LETTER

The Company received a letter from the Securities and Exchange Commission ("SEC") staff, dated February 26, 1999, requesting additional disclosures and supplemental information regarding the Company's Form 10-K for the fiscal year 1998 and the Company's Form 10-Q for the quarter ended December 31, 1998. This request consisted of accounting comments, including comments relating to the Company's fiscal 1997 restructuring charges and charges in the quarter ended December 31, 1998 for the relocation of assembly lines from England to Mexico and for reductions in personnel. The Company is in discussion with the SEC regarding the issues raised. In response to the SEC's comments, the Company is preparing additional disclosure to be included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to the consolidated financial statements in those two filings. The SEC might require the Company to restate certain items in its financial statements in those two filings. The Company is unable to predict the outcome or ultimate impact of the SEC's review. However, based upon the most recent comments it has received from the SEC, the Company does not expect that any additional disclosure or restatement required by the SEC will have a material impact on its financial results for either fiscal 1998 or the second quarter of fiscal 1999.

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a report on Form 8-K relating to "Other Events" on February 22, 1999.