Form 10-K/A
period 1998-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1999-09-24
CIK 316793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                                              PAGE
---------                                                                                                      -----------
                                                          PART I

       1.  Business..........................................................................................           4

       2.  Properties........................................................................................          11

       3.  Legal Proceedings.................................................................................          12

       4.  Submission of Matters to a Vote of the Security Holders...........................................          13

           Additional Item. Executive Officers of the Registrant.............................................          13

                                                         PART II

       5.  Market for the Registrants' Common Equity and Related Stockholders' Matters.......................          14

       6.  Selected Financial Data...........................................................................          15

       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............          16

       8.  Financial Statements and Supplementary Data.......................................................          23

       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............          48

                                                         PART III

      10.  Directors and Executive Officers of the Registrant................................................          48

      11.  Executive Compensation............................................................................          48

      12.  Security Ownership of Certain Beneficial Owners and Management....................................          48

      13.  Certain Relationships and Related Transactions....................................................          48

                                                         PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................          48

                                EXPLANATORY NOTE

    This amendment no. 1 to Company's report on Form 10-K for its fiscal year ended June 30, 1998, is being filed to include additional disclosures for Items 1, 7 and 8. Item 1 has been amended to include additional disclosure in the first paragraph of Environmental Matters. Item 7 has been amended to include a section regarding Quantitative and Qualitative Disclosures of Market Risk and additional disclosure of the Impairment of Assets and Restructuring Charges section. Item 8 has been revised to provide these additional disclosures in the corresponding Notes to Consolidated Financial Statements.

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

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to various risks including changes in interest rates affecting the repayment of debt and return on investments and foreign currency rate fluctuations. The Company does not hold or purchase any foreign currency or interest rate contracts for trading purposes. The Company's objective in managing the exposure to foreign currency changes is to reduce the risk to earnings and cash flow by entering into forward exchange contracts which are intended to reduce risks associated with the value of its existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income.

    In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

    INTEREST RATE RISK

    The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The financial liabilities of the Company that are subject to interest rate risk are its long-term debt obligations as of June 30, 1998 (see Note 2 of the Notes to the Consolidated Financial Statements). The Company does not use any derivatives or similar instruments to manage its interest rate risk. A 90 basis-point increase in interest rates (approximately 10% of the Company's weighted average interest rate on debt) affecting the Company's financial instruments would have an immaterial effect on the Company's results of operations, financial position or cash flows.

    FOREIGN CURRENCY RISK

    The Company conducts business in various parts of the world and in various foreign currencies. The Company manages potential foreign currency exposure by entering into forward foreign contracts or other non-speculative risk management instruments to hedge foreign currency denominated receivables and payables at certain of its international subsidiaries. At year-end, the Company evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position, related to its outstanding foreign currency forward exchange contracts. The Company assumed an adverse change of 10% in foreign exchange rates, noting that the potential decrease in the Company's foreign currency position would have an immaterial effect on the Company's results of operations, financial position and cash flows.

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

    IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGE

    Due to a continuous decline in selling prices for its MOSFET and IGBT products, during the fourth quarter of fiscal 1997, the Company recorded a $75 million pretax charge related to a restructuring program designed to improve the Company's cost structure. Specifically, the restructuring activities include shifting production from older manufacturing facilities to newer, more efficient facilities, changing business processes by consolidating order entry, customer support, inventory management, information systems and finance activities at fewer locations and accelerating the deployment of the Company's new product development center. The restructuring activities are expected to reduce the cost of the Company's business processes and lower product costs and result in increased flow on new products, which are less price sensitive. The charge was composed of $61 million for the write-down of assets, $4 million for the write-down of inventory, primarily wafers, to net realizable value and $10 million for termination benefits to be paid in connection with the severed employees. The restructuring activities are expected to occur over an approximate eighteen month transition period through December 31, 1998.

    The asset write-down of property and equipment of $61 million was determined by comparing the expected future undiscounted cash flows to the respective asset carrying value. If an asset was deemed to be impaired, the carrying value was adjusted to its expected future discounted cash flows. The net book value of the applicable property and equipment prior to the $61 million write-down was $79 million. The write-downs relate to the following:

    1) Wafer fabrication equipment located in El Segundo, California with a carrying value of $21 million, was adjusted to its fair value of $2 million. One wafer fabrication line, dedicated primarily to research and product development, was abandoned and replaced by a new product development facility in August 1998. The other wafer fabrication line, which manufactured product using equipment that processed 4-inch wafers, was abandoned and replaced with a more advanced line located in Italy, which processes 5-inch wafers, in August 1998. Using 5-inch wafers results in significant manufacturing savings. The current status of the wafer fabrication impaired equipment falls into 3 categories: a) it was scrapped as of June, 1997, b) it is idle with no viable plans for usage, or c) it is being used on a sporadic basis in research and development. There is no viable external market for this equipment.

    2) Assembly equipment in England of $26 million was adjusted to its fair value of $4 million. Specifically, three product assembly and packaging lines in England were operating at a gross margin loss.

The Company has continued to utilize these lines periodically, for market development activities, and these lines remain unprofitable.

    3) Information systems applications with a carrying value of $32 million were written down to $12 million as a result of lack of vendor support. The Company's software vendor changed business strategies and informed the Company of its intention to stop supporting and developing the software technology that certain of the Company's information systems applications were based upon. It was determined in June 1997, that no viable alternatives could be identified. As a result of this decision, the Company ceased development and implementation of certain forecasting, planning and order management programs and determined the assets related to these specific activities were impaired (i.e. no future use and were abandoned). These assets consisted of costs related to external consulting fees and expenses. The remaining book value relates to modules that have not been abandoned.

    As of June 30, 1998, the Company had eliminated approximately 190 employees. The majority of the positions eliminated were operators and technicians at the Company's North American operations. The Company also eliminated production and assembly positions in its manufacturing operations in Italy due to the outsourcing of certain production and assembly activities. In addition, administrative and sales positions in France, England, Germany, Japan, and North America, related to the regional consolidation of certain administrative functions, were eliminated.

    As of June 30, 1998, the remaining accrued severance liability was $3.5 million and was classified as "Other accrued expenses"--$0.5 million and "Other long-term liabilities"--$3 million in the Company's Consolidated Balance Sheet.

    The Company anticipated this restructuring to result in annual savings of approximately $20 million which would be fully achieved on an annual basis beginning in December 1998. The Company will reduce annual depreciation and annual selling and administrative costs by approximately $10 million each. The benefits of these cost reductions are expected to be offset by price pressure, which impacts gross margin, and by higher unit sales, which increases total selling and administrative expense.

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

4. IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGE

    Due to a continuous decline in selling prices for its MOSFET and IGBT products, during the fourth quarter of fiscal 1997, the Company recorded a $75 million pretax charge related to a restructuring program designed to improve the Company's cost structure. Specifically, the restructuring activities include shifting production from older manufacturing facilities to newer, more efficient facilities, changing business processes by consolidating order entry, customer support, inventory management, information systems and finance activities at fewer locations and accelerating the deployment of the Company's new product development center. The restructuring activities are expected to reduce the cost of the Company's business processes and lower product costs and result in increased flow of new products, which are less price sensitive. The charge was composed of $61 million for the write-down of assets, $4 million for the write-down of inventory, primarily wafers, to net realizable value and $10 million for termination benefits

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

4. IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGE (CONTINUED) to be paid in connection with the severed employees. The restructuring activities are expected to occur over an approximate eighteen month transition period through December 31, 1998.

    The asset write-down of property and equipment of $61 million was determined by comparing the expected future undiscounted cash flows to the respective asset carrying value. If an asset was deemed to be impaired, the carrying value was adjusted to its expected future discounted cash flows. The net book value of the applicable property and equipment prior to the $61 million write-down was $79 million. The write-downs relate to the following:

    1) Wafer fabrication equipment located in El Segundo, California with a carrying value of $21 million, was adjusted to its fair value of $2 million. One wafer fabrication line, dedicated primarily to research and product development, was abandoned and replaced by a new product development facility in August, 1998. The other wafer fabrication line, which manufactured product using equipment that processed 4-inch wafers, was abandoned and replaced with a more advanced line located in Italy, which processes 5-inch wafers, in August 1998. Using 5-inch wafers results in significant manufacturing savings. The current status of the wafer fabrication impaired equipment falls into 3 categories:
a) it was scrapped as of June 1997, b) it is idle with no viable plans for usage, or c) it is being used on a sporadic basis in research and development. There is no viable external market for this equipment.

    2) Assembly equipment in England of $26 million was adjusted to its fair value of $4 million. Specifically, three product assembly and packaging lines in England were operating at a gross margin loss. The Company has continued to utilize these lines periodically, for market development activities, and these lines remain unprofitable.

    3) Information systems applications with a carrying value of $32 million were written down to $12 million as a result of lack of vendor support. The Company's software vendor changed business strategies and informed the Company of its intention to stop supporting and developing the software technology that certain of the Company's information systems applications were based upon. It was determined in June 1997, that no viable alternatives could be identified. As a result of this decision, the Company ceased development and implementation of certain forecasting, planning and order management programs and determined the assets related to these specific activities were impaired (i.e., no future use and were abandoned). These assets consisted of costs related to external consulting fees and expenses. The remaining book value relates to modules that have not been abandoned.

    As of June 30, 1998, the Company had eliminated approximately 190 employees. The majority of the positions eliminated were operators and technicians at the Company's North American operations. The Company also eliminated production and assembly positions in its manufacturing operations in Italy due to the outsourcing of certain production and assembly activities. In addition, administrative and sales positions in France, England, Germany, Japan, and North America, related to the regional consolidation of certain administrative functions, were eliminated.

    As of June 30, 1998, the remaining accrued severance liability was $3.5 million and was classified as "Other accrued expenses"--$0.5 million and "Other long-term liabilities"--$3 million in the Company's Consolidated Balance Sheet.

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

      10(y)  International Rectifier Corporation 1997 Employee  Registration Statement on Form S-8 as filed with
               Stock Incentive Plan                               the Securities and Exchange Commission,
                                                                  Registration No. 33-46901

      10(z)  International Rectifier Corporation Amended and    Registration Statement on Form S-8 as filed with
               Restated Stock Incentive Plan of 1992              the Securities and Exchange Commission,
                                                                  Registration No. 33-41363

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

SUBMITTED HEREWITH:

    See page 20 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

EXHIBIT NO.                        ITEM                                             DOCUMENT
-----------  -------------------------------------------------  -------------------------------------------------

    *10(ab)  Amendment to Executive Employment Agreement dated
               May 15, 1991 between International Rectifier
               Corporation and Eric Lidow amended as of June
               22, 1998

    *10(ac)  Amendment to International Rectifier Corporation
               Grantor Trust for Retirement Benefits for Eric
               Lidow, dated October 24, 1995, and amended as of February 22, 1996 and June 22, 1998.

    *10(ad)  Amendment to International Rectifier Corporation
               Grantor Trust for Retirement Benefits for Eric
               Lidow, dated October 24, 1995, and amended as of February 22, 1996, June 22, 1998 and August
               5, 1998.

    *10(ae)  Amendment to Executive Employment Agreement dated
               May 15, 1991 between International Rectifier
               Corporation and Eric Lidow amended as of June
               22, 1998 and August 5, 1998.

        *21  List of Subsidiaries

        *23  Consent of Independent Accountants

        *27  Financial Data Schedule

------------------------

* Previously filed with the Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                INTERNATIONAL RECTIFIER CORPORATION
                                (REGISTRANT)

Date:  September 20, 1999       By:             /s/ MICHAEL P. MCGEE
                                     -----------------------------------------
                                                  Michael P. McGee
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER

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

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

        /s/ ERIC LIDOW
------------------------------  Chairman of the Board       September 20, 1999
          Eric Lidow

     /s/ ALEXANDER LIDOW
------------------------------  Director, Chief Executive   September 20, 1999
       Alexander Lidow            Officer

      /s/ DEREK B. LIDOW
------------------------------  Director, Chief Executive   September 20, 1999
        Derek B. Lidow            Officer

    /s/ ROBERT J. MUELLER
------------------------------  Director, Executive Vice    September 20, 1999
      Robert J. Mueller           President

       /s/ GEORGE KRSEK
------------------------------  Director                    September 20, 1999
         George Krsek

      /s/ JACK O. VANCE
------------------------------  Director                    September 20, 1999
        Jack O. Vance

      /s/ ROCHUS E. VOGT
------------------------------  Director                    September 20, 1999
        Rochus E. Vogt

     /s/ DONALD S. BURNS
------------------------------  Director                    September 20, 1999
       Donald S. Burns

     /s/ JAMES D. PLUMMER
------------------------------  Director                    September 20, 1999
       James D. Plummer

      /s/ MINORU MATSUDA
------------------------------  Director                    September 20, 1999
        Minoru Matsuda

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