Form 10-Q/A
period 1998-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 1999-09-24
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

SEC AMENDMENT - FORM 10Q/A

EXPLANATORY NOTE
This amendment no. 1 to the Company's report on Form 10-Q for its quarter ended December 31, 1998, is being filed to include additional disclosures for Items 1 and 2. Both items have been amended to include additional disclosure of the Impairment of Assets and Restructuring Charges sections.


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
                                                                                 --------

                                                                                 $140,978
                                                                                 --------
                                                                                 --------

5.     IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

       Due to a continuous decline in selling prices for its MOSFET and IGBT products, during the fourth quarter of fiscal 1997, the Company recorded a $75 million pretax charge related to a restructuring program designed to improve the Company's cost structure. Specifically, the restructuring activities included shifting production from older manufacturing facilities to newer, more efficient facilities, changing business processes by consolidating order entry, customer support, inventory management, information systems and finance activities at fewer locations and accelerating the deployment of the Company's new product development center. The restructuring activities were expected to reduce the cost of the Company's business processes and lower product costs and result in increased flow of new products, which are less price sensitive. The charge was composed of $61 million for the write-down of assets, $4 million for the write-down of inventory, primarily wafers, to net realizable value and $10 million for termination benefits to be paid in connection with the severed employees. The restructuring activities occurred over an eighteen-month transition period through December 31, 1998.

       The asset write-down of property and equipment of $61 million was determined by comparing the expected future undiscounted cash flows to the respective asset carrying value. If an asset was deemed to be impaired, the carrying value was adjusted to its expected future discounted cash flows. The net book value of the applicable property and equipment prior to the $61 million write-down was $79 million. The write-downs related to the following:

       1) Wafer fabrication equipment located in El Segundo, California with a carrying value of $21 million, was adjusted to its fair value of $2 million. One wafer fabrication line, dedicated primarily to research and product development, was abandoned and replaced by a new product development facility in August 1998. The other wafer fabrication line, which manufactured product using equipment that processed 4-inch wafers, was abandoned and replaced with a more advanced line located in Italy, which processes 5-inch wafers, in August 1998. Using 5-inch wafers results in significant manufacturing savings. The current status of the wafer fabrication impaired equipment falls into three categories: a) it was scrapped as of June 1997, b) it is idle with no viable plans for usage, or c) it is being used on a sporadic basis in research and development. There is no viable external market for this equipment.

       2) Assembly equipment in England of $26 million was adjusted to its fair value of $4 million. Specifically, three product assembly and packaging lines in England were operating at a gross margin loss. The Company has continued to utilize these lines periodically for market development activities, and these lines remain unprofitable.

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

       As of December 31, 1998, the Company had eliminated approximately 221 employees related to the June 1997 restructuring. The majority of the positions eliminated were operators and technicians at the Company's North American operations. The Company also eliminated production and assembly positions in its manufacturing operations in Italy due to the outsourcing of certain production and assembly activities. In addition, administrative and sales positions in France, England, Germany, Japan and North America, related to the regional consolidation of certain administrative functions, were eliminated.

       As of December 31, 1998, the Company had incurred $65 million in non-cash asset writeoffs and paid $9 million for termination benefits. The remaining unutilized restructuring accrual of $1.0 million relates to severance payments to previously notified employees for positions that were scheduled to be eliminated during the remainder of fiscal year 1999. The majority of these remaining positions were eliminated in the last week of January and the first week of February 1999.

       During December, 1998, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, and to centralize more of its European customer service and administrative activities resulting in reductions in personnel. The Company expects to complete this operational transition over the next eighteen months. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write-off of assets to be abandoned, and $2.5 million for the write-down of inventory related to specialty product lines. The Company estimates that, ultimately, charges associated with these actions will total approximately $19.5 million, and the Company expects to recognize the final charge of approximately $5.0 million, relating to additional severance costs, in the third quarter of fiscal 1999, after proper notification to these additional affected employees. None of the assets written down, consisting primarily of building improvements relating to the high volume assembly production lines, and production information systems, will remain in use and will be abandoned after the production lines are relocated.

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

IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

Due to a continuous decline in selling prices for its MOSFET and IGBT products, during the fourth quarter of fiscal 1997, the Company recorded a $75 million pretax charge related to a restructuring program designed to improve the Company's cost structure. Specifically, the restructuring activities included shifting production from older manufacturing facilities to newer, more efficient facilities, changing business processes by consolidating order entry, customer support, inventory management, information systems and finance activities at fewer locations and accelerating the deployment of the Company's new product development center. The restructuring activities were expected to reduce the cost of the Company's business processes and lower product costs and result in increased flow of new products, which are less price sensitive. The charge was composed of $61 million for the write-down of assets, $4 million for the write-down of inventory, primarily wafers, to net realizable value and $10 million for termination benefits to be paid in connection with the severed employees. The restructuring activities occurred over an approximate eighteen-month transition period through December 31, 1998.

The asset write down of property and equipment of $61 million was determined by comparing the expected future undiscounted cash flows to the respective asset carrying value. If an asset was deemed to be impaired, the carrying value was adjusted to its expected future discounted cash flows. The net book value of the applicable property and equipment prior to the $61 million write-down was $79 million. The write-downs related to the following:

1) Wafer fabrication equipment located in El Segundo, California with a carrying value of $21 million, was adjusted to its fair value of $2 million. One wafer fabrication line, dedicated primarily to research and product development, was abandoned and replaced by a new product development facility in August 1998. The other wafer fabrication line, which manufactured product using equipment that processed 4-inch wafers, was abandoned and replaced with a more advanced line located in Italy, which processes 5-inch wafers, in August 1998. Using 5-inch wafers results in significant manufacturing savings. The current status of the wafer fabrication impaired equipment falls into three categories: a) it was scrapped as of June 1997. b) it is idle with no viable plans for usage or c) it is being used on a sporadic basis in research and development. There is no viable external market for this equipment.

2) Assembly equipment in England of $26 million was adjusted to its fair value of $4 million. Specifically, three product assembly and packaging lines in England were operating at a gross margin loss. The Company has continued to utilize these lines periodically for market development activities, and these lines remain unprofitable.

3) Information systems applications with a carrying value of $32 million were written down to $12 million as result of lack of vendor support. The Company's software vendor changed business strategies and informed the Company of its intention to stop supporting and developing the software technology that certain of the Company's information systems applications were based upon. It was determined in June 1997, that no viable alternative could be identified. As a result of this decision, the Company ceased development and implementation of certain forecasting, planning and order management programs and determined the assets related to these specific activities were impaired (i.e. no future use and were abandoned). These assets consisted of costs related to external consulting fees and expenses. The remaining book value relates to modules that have not been abandoned.

As of December 31, 1998, the Company had eliminated approximately 221 employees related to the June 1997 restructuring. The majority of the positions eliminated were operators and technicians at the Company's North American operations. The Company also eliminated production and assembly positions in its manufacturing operations in Italy due to the outsourcing of certain production and assembly activities. In addition, administrative and sales positions in France, England, Germany, Japan and North America, related to the regional consolidation of certain administrative functions, were eliminated.

As of December 31, 1998, the Company had incurred $65 million in non-cash asset writeoffs and paid $9 million for termination benefits. The remaining unutilized restructuring accrual of $1.0 million relates to severance payments to previously notified employees for positions that were scheduled to be eliminated during the remainder of fiscal year 1999. The majority of these remaining positions were eliminated in the last week of January and the first week of February 1999.

The Company anticipated this restructuring to result in annual savings of approximately $20 million, which would be fully achieved on an annual basis beginning in December 1998. The company reduced annual depreciation and annual selling and administrative cost by approximately $10 million each. The Company believes that it has achieved these savings, but they have been offset by continued selling price reductions, which impacted gross margin, and by higher unit sales, which increased total selling and administrative expense.

During December, 1998, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, and to centralize more of its European customer service and administrative activities resulting in reductions in personnel. The Company expects to complete this operational transition over the next eighteen months. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write-off of assets to be abandoned, and $2.5 million for the write-down of inventory related to specialty product lines. The Company estimates that, ultimately, charges associated with these actions will total approximately $19.5 million, and the Company expects to recognize the final charge of approximately $5.0 million, relating to additional severance costs, in the third quarter of fiscal 1999, after proper notification to these additional affected employees. None of the assets written down, consisting primarily of building improvements relating to the high volume assembly production lines, and production information systems, will remain in use and will be abandoned after the production lines are relocated.

In total, these cost saving activities, upon completion, are expected to result in estimated annual savings of approximately $13 million, of which $750,000 relates to amortization and depreciation savings. The estimated savings consist of lower direct labor costs, lower factory overhead (including lower depreciation expense), lower materials costs and lower selling and administrative costs.

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