Form 10-K405
period 1999-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1999-10-01
CIK 316793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended June 30, 1999

                                       or

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from            to

                         Commission file number 1-7935
                            ------------------------
                      INTERNATIONAL RECTIFIER CORPORATION

             (Exact name of registrant as specified in its charter)

         DELAWARE               95-1528961
      (State or other          (IRS Employer
      jurisdiction of
     incorporation or         Identification
       organization)               No.)

                            ------------------------
                               233 KANSAS STREET
                              EL SEGUNDO, CA 90245
               (Address of principal executive offices, zip code)
       Registrant's telephone number, including area code: (310) 726-8000
                            ------------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      NAME OF EXCHANGE ON WHICH
      TITLE OF EACH CLASS                     REGISTERED
--------------------------------  ----------------------------------
   Common Stock, par value $1          New York Stock Exchange
                                        Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $733,216,584 (computed using the closing price of a share of Common Stock on September 24, 1999 reported by New York Stock Exchange).

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    There were 51,980,480 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 24, 1999.

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 22, 1999, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 1999, are incorporated by reference in
Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

  ITEM                                                                            PAGE
  ----                                                                            ----
                                        PART I
    1. Business..................................................................    3
    2. Properties................................................................   11
    3. Legal Proceedings.........................................................   12
    4. Submission of Matters to a Vote of the Security Holders...................   12
      Additional Item. Executive Officers of the Registrant.....................    13

                                       PART II
    5. Market for the Registrants' Common Equity and Related Stockholders'
        Matters.................................................................    14
    6. Selected Financial Data...................................................   15
    7. Management's Discussion and Analysis of Financial Condition and Results of
        Operations..............................................................    16
   7a. Quantitative and Qualitative Disclosures about Market Risk................   26
    8. Financial Statements and Supplementary Data...............................   26
    9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure..............................................................    54

                                       PART III
   10. Executive Officers of the Registrant......................................   54
   11. Executive Compensation....................................................   54
   12. Security Ownership of Certain Beneficial Owners and Management............   54
   13. Certain Relationships and Related Transactions............................   54

                                       PART IV
   14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   54

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    International Rectifier Corporation ("IR" or "Company") is a technology pioneer and a leading designer and manufacturer of power semiconductors that refine electricity from wall outlets or batteries into a more usable form. This process, which IR calls "power conversion," is conceptually similar to refining oil to produce efficient, usable fuel. Power conversion reduces costs and enhances the performance and efficiency of electrically powered products. Power conversion can be viewed in four stages: input rectification, control, switching, and output rectification. Input rectification conditions off-line electricity, typically rectifying alternating current to direct current. The control function measures incoming electricity and sends a signal to a switch. The switch chops the energy into small elements. Output rectification re-configures the elements into a form usable by electrically operated equipment.

    The Company combines discrete components and/or integrated circuits to produce what it believes are the industry's most advanced and complete power conversion solutions, ranging from chipsets to modules, integrated into its customers' products. IR products are used across a variety of markets, including information technology, automotive, industrial, consumer electronics and government/space. For example, the Company's products extend the battery life of portable electronic devices (laptop computers, cellular phones); increase automotive fuel efficiency and safety (electronic power steering, anti-lock braking systems); and reduce design and electricity costs of industrial automated equipment (motor controls) and major household appliances (refrigerators, washing machines). The Company believes several factors will drive continued demand for efficient power semiconductor components and power conversion solutions: the proliferation of portable electronics, rapid growth in electricity demand, and the high cost of installing electric power infrastructure in developing economies.

    IR focuses its efforts on developing more efficient power semiconductor components and new or improved power conversion solutions. The Company's product lines typically have an average life cycle of three to six years, with some product lines lasting as long as 15 years. IR's proprietary technology, broad product portfolio, and comprehensive knowledge of the power conversion process allow it to design components and integrated solutions that improve electrical efficiency and simplify its customers' product designs.

    The Company's major customers in the automotive group include Delco, Ford, Siemens and Bosch. IBM and Compaq are customers in the computer group. Consumer electronics customers include Philips and Sony. Customers in the telecommunications group include Lucent Technologies, Motorola and Nokia. Industrial customers include Emerson, Sanken Electric and American Power Conversion. Customers in the government/space group include Hughes and Lockheed/Martin. The Company also sells its products to distributors, including Arrow Electronics, Hamilton/Avnet and Future Electronics. In fiscal 1999, the Company's product sales by region (based upon the location of the customer) were approximately 42% from North America, 24% from Europe and 34% from Asia, which includes Japan and Asia Pacific. IR has manufacturing facilities in North America, Europe and Asia, and also uses subcontract assembly in Asia.

    Founded in 1947 as a California corporation and reincorporated in Delaware in 1979, IR pioneered the fundamental technology that set the industry standard for power Metal Oxide Semiconductor Field Effect Transistors ("MOSFET"s). Since then, the Company has advanced this technology in important ways. In fiscal 1998, IR introduced a new generation of high-voltage power MOSFETs that it believes set a new standard for price and performance in high-volume consumer electronics applications. The Company also manufactures high-voltage integrated circuits ("IC"s), up to 1,200 volts, and insulated gate bipolar transistors ("IGBT"s) that allow it to provide power conversion solutions for a broader range of applications. Based on information from the research firm Dataquest, the Company estimates that over 75% of the world's power MOSFETs are produced by IR or under its patents.

INDUSTRY OVERVIEW

    Based on statistics published by the Semiconductor Industry Association ("SIA"), the Company believes it is the leader in the field effect power transistor segment of the semiconductor industry with its HEXFET-Registered Trademark- power MOSFETs and IGBTs. Industry-wide revenues from sales of power MOSFETs and IGBTs were $2.69 billion in calendar 1998, a decrease of 4.6% from 1997 levels. The decrease in revenue was attributable to changes in currency exchange rates, aggressive price competition, and an inventory correction in the PC sector. SIA data indicates that over the past five years revenues from power MOSFET sales have grown at an average rate of 16% per year. Sales from power MOSFET units grew 31% over the same period.

    The growth of the power conversion market is driven by a number of factors:

    - INCREASE IN DEMAND FOR PORTABLE ELECTRONICS. Worldwide demand for mobility and convenience is creating significant growth opportunities in portable electronics that depend on efficient power conversion to extend battery life and enhance product performance. The latest-generation personal computers rely on advances in power conversion technology to operate efficiently at ever-lower voltages. In addition, high-efficiency power semiconductors enable new cellular phones and laptop computers to incorporate smaller batteries and extend battery life.

    - GROWTH IN AUTOMOTIVE ELECTRONICS. The proliferation of power features in automobiles and tougher standards for safety, fuel economy, and emissions are driving the adoption of more complex power electronics. An engineering group representing Mercedes-Benz, General Motors, Ford and MIT recently forecasted that the electrical load per vehicle could triple from 800 to 2,400 watts by the year 2005, significantly reducing fuel efficiency at a time when regulations call for improved gas mileage. Advanced power conversion solutions can help offset this impact by replacing traditional hydraulic and belt-driven applications with electronic ones. For example, electronic power steering systems can increase fuel efficiency by more than one-and-one-half miles per gallon.

    - EXPANDING DEMAND FOR ELECTRICITY. Demand for electricity is driven by global economic growth and the proliferation of electric applications. Global per capita consumption of electricity grew 5.0% annually between 1993 and 1996, according to the 1996 United Nations Energy Statistics Yearbook. Increased concern about environmental and health issues is making it difficult to add capacity in developed economies, and in many developing economies the cost of expanding the electric power infrastructure is limiting the rate at which capacity is expanding. To help meet demand, some utilities in industrialized economies offer incentives to customers who buy or use appliances or other electrical products that more efficiently consume electricity. In addition, regulators in a number of developing economies are considering mandating the use of energy-efficient appliances and lights.

    - INCREASING ENERGY EFFICIENCY. Motors, most of which are not controlled, consume approximately half of the world's electricity. Uncontrolled motors operate only at full speed or not at all and therefore use electricity very inefficiently. Variable-speed motors adjust operating speeds as needed and increase energy efficiency and performance in a wide range of industrial and commercial applications. For example, most refrigerator motors can only run at full speed, but a controlled motor can run at the lowest variable-speed needed to maintain the required refrigerator temperature. Such variable-speed refrigerator compressor motors reduce electricity consumption. Similarly, approximately 25% of electricity in the United States is consumed in lighting according to the Electric Power Research Institute. The Institute further reports that fluorescent lights with electronic ballasts that use power semiconductors are more efficient, last up to ten times longer, and use up to 75% less electricity than incandescent bulbs.

PRODUCTS

    IR products condition electrical power to make it more usable and efficient in performing work such as operating power supplies, controlling motors and lighting lamps. Each product's ability to minimize energy lost at each point in the power conversion process is central to that product's value.

    IR's HEXFET-Registered Trademark- power MOSFET and IGBT products comprised approximately two-thirds of fiscal 1999 sales. The Company also supplies high-voltage ICs, high-performance diodes, high-power rectifiers and thyristors. IR believes that its full complement of power conversion technology represents a competitive advantage, enabling it to provide customers with integrated solutions to their power conversion needs.

INPUT RECTIFICATION PRODUCTS

    IR manufactures a broad line of rectifiers, diodes and thyristors that serve the input rectification function of power conversion. These products, which also condition electrical power to make it more efficient and usable, are used principally in industrial end-products that require power-handling capability from one amp to 5,000 amps and from 20 volts to 5,000 volts. Applications include motor and lighting controls, welding equipment, fork lifts, machine tools, induction heating, locomotives, motor-driven production lines, smelting equipment and power supplies.

CONTROL PRODUCTS

    A high-voltage IC is a semiconductor device that has logic and control on the same chip and is used in conjunction with power MOSFETs or IGBTs.

    HIGH-VOLTAGE INTEGRATED CIRCUITS. These devices serve the control function of power conversion and optimize the performance of circuits that often include power MOSFETs and IGBTs. These devices allow IR's customers to simplify circuit design and assembly, improve reliability, and reduce overall system size and cost. IR's high-voltage ICs draw on its power MOSFET technology. The ability of a high-voltage IC to sense and respond to advanced conditions makes its performance superior to discrete components. The Company has obtained certain patent protection on these circuits and also has patent applications pending.

    High-voltage ICs are used in a wide variety of power supply, motor, and lighting control applications. These include industrial motor controls, home appliance motor controls, solenoid drivers, welding equipment, telecom switches, computers and peripherals, instrumentation and test equipment, and electronic lighting ballasts.

SWITCHING PRODUCTS

    Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to break electrical current into elements that can be formatted to the specific requirements of a circuit.

    POWER MOSFETS. Through its HEXFET-Registered Trademark- product line, IR believes it is the market leader in power MOSFETs. Applications for power MOSFETs in automobiles include anti-lock braking systems, fuel injection systems, electronic power steering, power accessories and air bags. Computer and peripheral applications include power supplies, disk drives and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics applications include home entertainment, video cameras, household appliances, and power tools. Lighting applications include electronic lighting ballasts and compact fluorescent bulbs. Industrial applications include automated production equipment, instrumentation and test equipment. Communications applications include telephone networks and modems. Government/space applications include communications satellites and command-and-control systems.

    Market acceptance and brand recognition of IR's HEXFET-Registered Trademark-line of products have benefited from IR's emphasis on quality control and reliability. IR makes cumulative and current data on long-term and short-term product reliability available to customers quarterly.

    The Company fabricates the majority of its power MOSFET wafers at its HEXFET America facility in Temecula, California. Die from these wafers are assembled into packaged devices at IR's facilities in England and Mexico and subcontract facilities in Asia. See "Manufacturing."

    IGBTS. IGBTs typically perform the switch function in industrial applications that require higher current and voltage than power MOSFETs can handle efficiently. IGBTs combine the ease of voltage-driven power MOSFET technology with the conduction efficiency of bipolar transistor technology. The performance and ruggedness of these devices enable them to replace bipolar transistors and thyristors in many high-voltage, high-current motor control and power conditioning applications. Energy-efficient, variable-speed motor controls are an emerging application, and IR believes electric and hybrid vehicles may require large quantities of IGBTs for each vehicle.

    IR's IGBT technology is closely related to its power MOSFET technology, and the Company views them as complementary products. IR believes that its patents on fundamental power MOSFET technology also apply to IGBTs, and the Company is seeking further patent protection on its IGBT technology, as well as on its power MOSFET technology.

OUTPUT RECTIFICATION PRODUCTS

    IR's Schottky diodes and fast-recovery diodes serve the output rectification function of power conversion. A diode is a discrete device that conducts current in one direction. A Schottky diode is an ultra-fast diode used in high-frequency, low-voltage circuits. A fast-recovery diode is a diode suited to applications above 200 volts where high switching speed is desirable. Schottky diodes are used with power MOSFETs in high-frequency applications such as computers and peripherals. The Company's HEXFRED-Registered Trademark-fast-recovery diodes are used with IGBTs in higher-current, lower-frequency applications such as motor controls.

POWER CONVERSION SOLUTIONS

    IR's power conversion solutions combine products from one or more stages of the power conversion process. Combining these products improves power efficiency and allows simpler application designs. The Company is currently focusing its solution products on automotive electronics, portable electronics and motor control applications.

APPLICATIONS

    Power semiconductors are used in a broad spectrum of commercial and industrial applications, including many products with long life cycles. Power semiconductor demand is driven by the adoption of new technologies, the proliferation of new end-product applications, and growth in the end-product markets. Applications that IR believes are driving future demand for power semiconductors include:

    INFORMATION TECHNOLOGY. Portable electronics is a fast growing segment of the information technology sector. Advances in power semiconductors help extend battery life and reduce product size and weight in a variety of battery-operated products such as laptop computers, personal digital organizers and cellular telephones.

    AUTOMOTIVE ELECTRONIC SYSTEMS. The use of solid-state electronics has increased rapidly in recent model year automobiles as safety and comfort features increase demands on their electronic systems. Applications include anti-lock braking systems; air-bags; fuel injection systems; and electronic power steering, windows, mirrors and seats. Widespread adoption of battery-operated electric and hybrid vehicles could dramatically increase consumption of field effect power transistors.

    MOTOR CONTROLS. Variable-speed solid-state controls increase energy efficiency and performance in a broad range of industrial and appliance motors. Public mandates to meet rising demand for power while conserving natural resources drive demand for affordable, efficient motor controls. Variable-speed motors are used in a variety of industrial and consumer applications, including industrial automated equipment, washing machines, heating and air conditioning units and refrigerators.

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

    The Company has production facilities in California, England, Italy, Mexico, Wales, India and China. In addition, the Company has equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Japan, Taiwan, Malaysia, the Czech Republic, Wales and the United States.

    IR fabricates the majority of its power MOSFET and IGBT wafers at its HEXFET America facility in Temecula, California. The Company's most advanced wafer fabrication facility, located in El Segundo, California, expands IR's manufacturing resources, as well as its development capability (see also "Research and Development"). A wafer fabrication facility for high-voltage power integrated circuits and other advanced products, as well as assembly operations for components used in government/space applications, are located in El Segundo, California. The Company manufactures substantially all its high-power rectifiers and thyristors at its Turin, Italy facility. Plants that assemble power MOSFETs and other products are located overseas, in Company-owned and subcontract facilities. The Company is in the process of transferring high-volume assembly lines for power MOSFETs, IGBTs and diodes from its Oxted, England facility into its existing facility in Mexico. The Company is currently installing a production facility in Penllergaer, Wales, to assemble power modules for its Electronic Motion Systems unit. The Company also has arrangements with third parties for product assembly in the Philippines, Malaysia, Taiwan, Japan, the Czech Republic and Mexico. In a duty-free zone in India, the Company has an assembly facility for rectifiers and thyristors.

MARKETING, SALES AND DISTRIBUTION

    The Company markets its products through sales staff, representatives and distributors. The Company believes its ability to offer products that serve each of the four functions of power conversion enhances its competitive position in the overall power semiconductor market.

    In fiscal 1999, the Company's product sales by region (based on the location of the customer) were approximately 42% from North America, 24% from Europe and 34% from Asia, which includes Japan and Asia Pacific. The Company's domestic direct sales force is organized into four regional sales zones. In Europe, the Company's products are sold through its own sales force as well as through independent sales agents and distributors. The Company's European sales and representative offices are in England, Italy, Sweden, France, Germany, Finland, Denmark, Switzerland, Russia, the Czech Republic and Hungary. In Asia, IR has sales, representative or liaison offices in India, Japan, Singapore, China, Hong Kong, South Korea, Taiwan, the Philippines, Australia and New Zealand.

    For financial information about the results of the Company's geographic areas for each of the last three fiscal years, see Note 5 of the Notes to the Consolidated Financial Statements.

    Because many applications require products from several product groups, the Company has organized its marketing efforts by application, rather than product type. These groups focus on several key commercial sectors and on government/space business. In addition, the Company's staff of application engineers provides customers with technical advice and support regarding the use of IR's products.

CUSTOMERS

    International Rectifier's devices are incorporated in subsystems and end-products manufactured by other companies. IR's customers in the automotive group include Delco, Ford, Siemens and Bosch. IBM and Compaq are customers in the computer group. Consumer electronics customers include Philips and Sony. Customers in the telecommunications group include Lucent Technologies, Motorola and Nokia. Industrial customers include Emerson, Sanken Electric and American Power Conversion. Customers in the government/space group include Hughes and Lockheed/Martin. Over the long term, approximately 35% of the Company's revenues have come from sales of its products to distributors, including Arrow Electronics, Hamilton/Avnet and Future Electronics. The Company has historically found it more difficult to determine distributor demand than demand from its other customers. Sales to one customer, Arrow Electronics, accounted for 10.7% of the Company's revenues.

BACKLOG

    As of June 30, 1999, the Company's backlog of orders was $146.9 million compared to $113.0 million as of June 30, 1998. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following twelve months. Increasingly, major customers are operating their businesses with shorter lead-times and are placing their orders at shorter intervals, which tends to reduce backlog relative to future revenue. The increase in backlog at June 30, 1999 is largely attributable to an industry rebound and the Company's market share gains. Given adequate notice, IR usually allows customers to cancel purchase orders without penalty. Backlog is not necessarily indicative of sales for any future period.

RESEARCH AND DEVELOPMENT

    IR is setting performance and architecture standards for power electronics across a broad spectrum of applications. The Company's focus on the full range of power conversion technologies differentiates International Rectifier from its competitors, and allows the Company to develop complementary products that add value to the customers' products. IR conducts research and development activities to improve the price/performance ratio of its product offerings across a wide range of end-use applications. The Company's research and development program focuses on the advancement and diversification of its HEXFET-Registered Trademark-power MOSFET and IGBT product lines and the development of high-voltage control integrated circuits and other power products that work in combination with power MOSFETs and IGBTs. The Company also directs its research and development on reducing the cost of existing products. IR's program places increasing emphasis on the development of chipsets and system-level solutions that improve overall system performance and cost, as well as help customers to accelerate market introduction of their products.

    In fiscal 1999, 1998 and 1997, the Company spent approximately $40.5 million, $39.1 million and $35.5 million, respectively, on research and development activities.

    A new Development Center in El Segundo came on-line in the first quarter of fiscal 1998. This facility provides greater capacity and submicron capability for development, pilot production and limited production of advanced power MOSFETs and IGBTs. The 55,000 square foot facility incorporates a 12,000 square-foot clean-room and is designed to support greater levels of development activity.

    The advanced process capability and much shorter development cycle of this new development center produced tangible benefits, as International Rectifier established new standards in device density and key performance parameters to address high-growth opportunities.

    During fiscal 1999, IR's product introductions accelerated, achieving cost and performance enhancements across the full range of IR's transistor line. The Company's flow of new benchmark products for target applications included:

    - Multiple design wins for new trench and planar low-voltage transistors that increase IR's penetration in advanced digital cell phones and high-end portable PCs;

    - New high-voltage power MOSFETs that combine process technologies that achieve benchmark performance in power supplies for servers and routers needed to carry internet traffic;

    - High-performance intelligent power switches, proprietary power ICs, and proprietary modules that won designs in electronic steering, fan controls and diesel fuel injection applications;

    - Proprietary high-voltage control ICs and IGBTs that have been designed into high-end refrigerators and washers by major U.S., European, and Asian brand-name OEM's;

    - Proprietary IC chipsets that will go into volume production in dimmable electronic lighting by November 1999;

    - A new chipset, built around a unique 1200 volt power IC, that adds functionality and sharply increases IR's content in industrial motor drives.

INTELLECTUAL PROPERTY

    The Company has made significant investments in developing and protecting its intellectual property. Through successful enforcement of its patents, the Company has entered into a number of license agreements, generated royalty income, and received substantial payments in settlement of litigation. The Company currently has 136 unexpired U.S. patents and 124 U.S. patents pending. The Company's power MOSFET patents expire between 2000 and 2010, with the broadest remaining in effect until 2007 and 2008. In addition, the Company has 179 issued foreign patents and 350 foreign patents pending in a number of countries. The Company is also licensed to use certain patents owned by others. The Company has several registered trademarks in the United States and abroad including the trademark HEXFET-Registered Trademark-. The Company believes that its proprietary technology and intellectual property contribute to its competitive advantage.

    The Company is committed to enforcing its rights under its patents, including through litigation, if necessary. In January 1999, the Company announced agreements that settled outstanding patent litigation with Samsung Semiconductor, Inc. and Samsung Electronics Company and with Fuji Electric Company and Collmer Semiconductor, Inc. In the second half of fiscal 1999, the Company settled litigation and disputes with Shindengen Electric Company and Rohm Co., Ltd., respectively, which resulted in two additional royalty-bearing license agreements. The Company currently has license agreements with most of the major power MOSFET manufacturers in the United States and abroad. In fiscal 1999, $26.5 million of net revenues were derived from license agreements. Other income of $53.5 million primarily consisted of proceeds from license agreements for prior periods and amounts in settlement of litigation for past patent infringement (net of legal costs and the share of the Company's royalty proceeds payable to Unitrode Corporation). Under the terms of an agreement with Unitrode Corporation, the Company pays Unitrode approximately 12% of the Company's net patent royalty income from its power MOSFET patents.

    Most of the Company's broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office ("PTO"). The PTO, in the fiscal year, concluded its reexamination of the Company's U.S. patents 4,642,666 and 4,959,699 and issued reexamination certificates confirming the patentability of claims of those patents. The Company's 5,008,725 and 5,130,767 patents are currently undergoing reexamination in the PTO.

COMPETITION

    The Company encounters differing degrees of competition for its various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes, and many of the Company's competitors are larger companies with greater financial resources. The Company believes that it is distinguished from competitors by its comprehensive line of power conversion products and ability to combine these products into compact, cost-effective packages and system-level solutions. IR's products compete with products manufactured by others on the basis of breadth of product line, quality, price, reliability, overall performance of the products, delivery time to the customer, and service (including technical advice and support). The Company's principal competitors include Advanced Power Technology, European Powersemiconductor and Electronics Company GmbH (also known as Eupec, a wholly owned subsidiary of Infineon Technologies), Fairchild Semiconductor Corporation, Fuji Electric Company, Hitachi Ltd., Infineon Technologies AG (formerly Siemens AG), Intersil Corporation (formerly part of Harris Corporation), IXYS Corporation, NEC Corporation, On Semiconductor (formerly a division of Motorola, Inc.), Philips International B.V., Powerex, Inc., ST Microelectronics (formerly called SGS-Thomson Microelectronics), Toshiba Corporation, Vishay-Siliconix Incorporated and Westcode Semiconductors Ltd.

ENVIRONMENTAL MATTERS

    Federal, state, and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals, and gases used in semiconductor manufacturing processes. The Company does not believe that compliance with such laws and regulations as now in effect will have a material adverse effect on the Company's results of operations, financial position or cash flows.

    In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated, or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental rules and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future which could have a material adverse effect on the Company's results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has settled all outstanding claims that have arisen out of the OII Site.

    The Company also received a letter dated July 25, 1995 from the U.S. Department of Justice, directed to Rachelle, offering to settle claims against Rachelle relating to the first elements of clean-up work at the OII Site for $4,953,148 (the final remedy assessment has not yet been made). The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the OII Site. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle were hazardous. The Company has received no further communications in connection with the OII Site.

    The Company cannot determine with accuracy the amount of the potential demand to Rachelle for the cost of the final remedy. Based upon information received to date, the Company believes that any demand, if made, while likely to be significant, should nonetheless be substantially below, although in addition to, the demand amount for earlier phases of the OII Site clean-up. The Company's insurer has not accepted liability although it has made payments for defense costs for the lawsuit against the Company.

    The Company also received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that it may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. In June 1995, the Company joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, although the actual cost could be much higher. The Company estimated that it sent approximately 0.1% of the waste, by weight, sent by all PRPs contributing to the clean-up of the site, and the Company believes the cost of the clean-up will be roughly allocated among PRPs by the amount of waste contributed. On July 31, 1999, the group proposed two settlement offers to the Company: one for $34,165 and the second for $68,330. The first settlement offer covers investigation and remediation of the site itself and a small area extending beyond the site. The second settlement offer covers this area plus all additional downgradient contamination. The Company accepted the $68,330 settlement offer, which requires EPA acceptance, on September 14, 1999, and will make the required payment by September 30, 1999. There can be no assurance, however, that the EPA will accept the settlement offers or what the ultimate outcome of this matter will be. The Company believes that, whatever the outcome, it will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

EMPLOYEES

    As of June 30, 1999, the Company employed approximately 4,495 people, of whom approximately 3,345 are employed in North America, 1,015 in Western Europe and 135 in Asia. The Company is not a party to any collective bargaining agreements. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's operations occupy a total of approximately 1,001,000 square feet, of which approximately 635,000 square feet are located within the United States. Of the worldwide total, approximately 257,000 square feet are leased and the balance is owned by the Company.

    IR's leases expire between 2000 and 2012. If the Company is unable to renew these leases upon expiration, it believes that it could find other suitable premises without any material adverse impact on its operations.

    The Company's major facilities are in the following locations:

                                                         TOTAL SQUARE FEET
                                                        --------------------
FACILITY                                                  OWNED     LEASED            EXPIRATION OF LEASE
------------------------------------------------------  ---------  ---------  ------------------------------------
Temecula, California..................................    331,000         --
El Segundo, California................................    127,000    177,000           May 31, 2000--July 31, 2004
Tijuana, Mexico.......................................    129,000         --
Oxted, England........................................     40,000     32,000         June 30, 2000--March 27, 2012
Turin, Italy..........................................    110,000         --

    The Company believes that these facilities are adequate for its current and anticipated near-term operating needs. IR estimates that it currently utilizes approximately 73% of its worldwide manufacturing capacity.

    The Company has sales or technical support offices located throughout the United States and in Canada, France, Denmark, Germany, Switzerland, Finland, Scandinavia, Russia, the Czech Republic, Hungary, Hong Kong, Japan, China, Korea, Taiwan, the Philippines, Singapore and India which operate in leased facilities.

ITEM 3. LEGAL PROCEEDINGS

    The Company, along with 87 other companies, was sued in Phoenix, Arizona federal court on February 26, 1999, by the Lemelson Foundation for alleged infringement of various Lemelson "machine-vision" and "auto ID" patents. In July 1999, the Company entered into an agreement with the Lemelson Foundation that settled all outstanding claims and grants the Company a license to use the Lemelson patents asserted against the Company.

    The Company and certain of its directors and officers have been named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities, as defendants.

    On March 31, 1997, the Court, on the Company and the individual defendants' motion for summary judgment, issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under
Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and was denied as to other such claims. The Court also granted the summary judgment motion brought by the underwriters. The plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these orders was denied.

    On January 28, 1998, the Court decertified the class pursuing common law claims for fraud and negligent misrepresentation and granted the defendants' motion to narrow the stockholder class period to June 19, 1991 through October 21, 1991. Plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these rulings was denied.

    On June 14, 1999, the Court approved a notice of the pendency of the class action and a proof of claim form for dissemination to class members. Such dissemination took place in June 1999. Trial is scheduled for March 14, 2000.

    Although the Company believes that the remaining claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's results of operations, financial position or cash flows. No provision for any liability that may result upon adjudication of these matters has been made in the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    Not applicable.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company serve at the discretion of the Board of Directors. Mr. Eric Lidow's employment with the Company is subject to the provisions of an executive employment agreement with the Company dated May 15, 1991, and subsequently amended on April 12, 1995, June 22, 1998 and August 5, 1998. For further information, see Note 14 of the Notes to the Consolidated Financial Statements.

    The executive officers of IR are:

Eric Lidow.........................  86         Chairman of the Board
Alexander Lidow....................  44         Chief Executive Officer
Robert J. Mueller..................  70         Executive Vice President--External
                                                Affairs and Business Development
Michael P. McGee...................  40         Executive Vice President and Chief
                                                Financial Officer
L. Michael Russell.................  52         Executive Vice President, Secretary
                                                and General Counsel

    Eric Lidow is a founder of the Company, has been a director of the Company since its inception in 1947 and was Chief Executive Officer until March 6, 1995. Mr. Lidow continues as Chairman of the Board and also serves as Chairman of the Company's Executive Committee.

    Alexander Lidow, Ph.D., has been employed by the Company since 1977. He served as the Vice President--Research and Development of the Company's Semiconductor Division beginning July 1979, was promoted to Semiconductor Division Executive Vice President--Manufacturing and Technology in March 1985, and became the President of the Company's Electronic Products Division in July 1989. In February 1992, Dr. Lidow was elected Executive Vice President of Operations. He was elected a director in September 1994 and Chief Executive Officer in March 1995. Dr. Lidow serves on the Board of Overseers of RAND Corporation and on the Board of Trustees of the California Institute of Technology. Dr. Lidow is a son of Eric Lidow and a brother of Derek B. Lidow, a director of the Company.

    Robert J. Mueller has been employed by the Company since 1961. He served as Vice President of Marketing for the Company's Semiconductor Division from 1963 until 1967 when he was promoted to Vice President--Sales. In October 1968, he was promoted to Corporate Vice President--Foreign Operations. Mr. Mueller became Executive Vice President--World Marketing and Foreign Operations in April 1977, Corporate Executive Vice President--External Affairs and Worldwide Sales in July 1989, and Executive Vice President--External Affairs and Business Development in July 1993. He was first elected a director in 1990.

    Michael P. McGee has been employed by the Company since 1990. He joined the Company in July 1990 as Director of Corporate Accounting and was promoted to Corporate Controller in December 1990. Mr. McGee became Vice President, Controller and Principal Accounting Officer in 1991, and in 1993, became Vice President and Chief Financial Officer. In November 1998, Mr. McGee was elected Executive Vice President. From 1985 to the time he joined the Company, Mr. McGee was a senior manager and audit manager at Ernst and Young.

    L. Michael Russell has been employed by the Company since January 1997. He joined the Company as Vice President and General Counsel and became Secretary in February 1997. In November 1998, he was elected Executive Vice President. Mr. Russell was General Counsel, Consumer & Industrial Segment, and Chief International Counsel of Teledyne, Inc., where he was employed in the Corporate Legal Department for more than five years immediately prior to joining the Company.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

                          PRICE RANGE OF COMMON STOCK
                                  (IN DOLLARS)

               FIRST QUARTER           SECOND QUARTER          THIRD QUARTER           FOURTH QUARTER       STOCKHOLDERS AT
FISCAL     ----------------------  ----------------------  ----------------------  ----------------------      YEAR END
YEAR          HIGH        LOW         HIGH        LOW         HIGH        LOW         HIGH        LOW           (000'S)
---------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------------
1999           8 9/16       4 1/4    10 13/16       4 1/4      11 7/8       6 3/8      13 1/2      7 3/16          1,839
1998           23 3/4          18      23 3/8     11 9/16     14 9/16     10 9/16      12 1/2      8 3/16          1,837

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data as of June 30, 1999 and 1998 and for the fiscal years ended June 30, 1999, 1998 and 1997 are derived from the audited consolidated financial statements of the Company and should be read in conjunction with the audited consolidated financial statements and notes with respect thereto included herein. The selected consolidated financial data as of June 30, 1997, 1996 and 1995, and for the fiscal years ended June 30, 1996 and 1995 are derived from audited consolidated financial statements of the Company which are not included herein.

                                                                              FISCAL YEARS ENDED JUNE 30,
                                                               ----------------------------------------------------------
                                                                  1999        1998        1997        1996        1995
                                                               ----------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA
  (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.....................................................  $  545,371  $  551,891  $  486,127  $  576,849  $  429,026
Cost of sales................................................     393,379     375,727     323,067     351,046     278,202
                                                               ----------  ----------  ----------  ----------  ----------
Gross profit.................................................     151,992     176,164     163,060     225,803     150,824
Selling and administrative expense...........................      98,193     104,661     105,954     102,129      82,328
Research and development expense.............................      40,512      39,132      35,495      26,967      20,108
Impairment of assets, restructuring and severance charges....      24,520          --      71,000          --          --
                                                               ----------  ----------  ----------  ----------  ----------
Operating profit (loss)......................................     (11,233)     32,371     (49,389)     96,707      48,388
Interest expense, net........................................     (11,120)     (7,288)     (4,015)       (394)       (377)
Other income (expense), net..................................      53,509        (494)        714        (383)       (544)
                                                               ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes and cumulative effect of
  accounting change..........................................      31,156      24,589     (52,690)     95,930      47,467
Provision (benefit) for income taxes.........................      10,780       8,114      (9,484)     29,451       8,069
                                                               ----------  ----------  ----------  ----------  ----------
Income (loss) before cumulative effect of accounting
  change.....................................................      20,376      16,475     (43,206)     66,479      39,398
Cumulative effect of change in accounting principle, net of
  income tax benefit of $5,431...............................     (26,154)         --          --          --          --
                                                               ----------  ----------  ----------  ----------  ----------
Net income (loss)............................................  $   (5,778) $   16,475  $  (43,206) $   66,479  $   39,398
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Net income (loss) per common share:
Basic:
  Income (loss) before cumulative effect of change in
    accounting principle.....................................  $     0.39  $     0.32  $    (0.84) $     1.31  $     0.85
  Cumulative effect of change in accounting principle........       (0.50)         --          --          --          --
                                                               ----------  ----------  ----------  ----------  ----------
  Net income (loss) per common share--Basic (1)..............  $    (0.11) $     0.32  $    (0.84) $     1.31  $     0.85
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Diluted:
  Income (loss) before cumulative effect of accounting
    change...................................................  $     0.39  $     0.32  $    (0.84) $     1.29  $     0.84
  Cumulative effect of change in accounting principle........       (0.50)         --          --          --          --
                                                               ----------  ----------  ----------  ----------  ----------
  Net income (loss) per common share--Diluted (1)............  $    (0.11) $     0.32  $    (0.84) $     1.29  $     0.84
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Average common shares outstanding--Basic (1).................      51,612      51,248      51,307      50,577      46,535
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
Average common shares and potentially dilutive securities
  outstanding--Diluted (1)...................................      51,788      51,674      51,307      51,384      47,020
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------

                                                                                      AT JUNE 30,
                                                               ----------------------------------------------------------
                                                                  1999        1998        1997        1996        1995
                                                               ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA (IN THOUSANDS) (2)
Working capital..............................................  $  155,642  $  163,317  $  203,216  $  178,072  $  127,751
Total assets.................................................     709,085     735,827     679,753     629,079     496,184
Short-term debt..............................................      23,043      65,379      31,820      23,570      25,235
Long-term debt, less current maturities......................     158,418     141,528     143,164      47,994      23,881
Stockholders' equity.........................................     396,274     399,650     381,715     421,213     345,181

------------------------

(1) Adjusted to reflect the two-for-one stock split declared on November 20, 1995.

(2) Certain reclassifications have been made to previously reported amounts to conform with current-year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain items included in selected financial data as a percentage of revenues.

                                                                                              FISCAL YEARS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                             1999    1998    1997
                                                                                            ------   -----   -----
Revenues..................................................................................   100.0%  100.0%  100.0%
Cost of sales.............................................................................    72.1    68.1    66.5
                                                                                            ------   -----   -----
Gross profit..............................................................................    27.9    31.9    33.5
Selling and administrative expense........................................................    18.0    19.0    21.8
Research and development expense..........................................................     7.4     7.1     7.3
Impairment of assets, restructuring and severance charges.................................     4.5      --    14.6
                                                                                            ------   -----   -----
Operating profit (loss)...................................................................    (2.0)    5.8   (10.2)
Interest expense, net.....................................................................    (2.0)   (1.3)   (0.8)
Other income (expense), net...............................................................     9.8    (0.1)    0.1
                                                                                            ------   -----   -----
Income (loss) before income taxes and cumulative effect of accounting change..............     5.8     4.4   (10.9)
Provision (benefit) for income taxes......................................................     2.1     1.4    (2.0)
                                                                                            ------   -----   -----
Income (loss) before cumulative effect of accounting change...............................     3.7     3.0    (8.9)
Cumulative effect of change in accounting principle.......................................    (4.8)     --      --
                                                                                            ------   -----   -----
Net income (loss).........................................................................    (1.1)%   3.0%   (8.9)%
                                                                                            ------   -----   -----
                                                                                            ------   -----   -----

    1999 COMPARED WITH 1998

    Fiscal 1999 was a 52-week year compared to a 53-week year in fiscal 1998. Revenues for fiscal 1999 were $545.4 million, slightly lower than fiscal 1998 revenue of $551.9 million. Net patent royalties contributed $26.5 million to revenue, compared to $17.2 million in the prior period. During fiscal 1999, IR's global pricing averaged a 8% decline compared to a 14% drop in the prior period.

    In fiscal 1999, product sales by region (based on the location of the customer) were approximately 42% from North America, 24% from Europe and 34% from Asia, which includes Japan and Asia Pacific, compared to 47%, 26% and 27%, respectively, in fiscal 1998. Year-to-year, revenue in Japan decreased by 8.5% but increased in Asia Pacific by 35.4%, reflecting a partial economic recovery and the Company's penetration into new market segments in the Asian market. Europe was down 10.1% year-to-year, with weakness in most market segments. Revenue in North America decreased 12.4% year-to-year, reflecting distributors' efforts to reduce their inventories and the shift of some U.S. based customers' assembly operations to locations in Asia.

    Unit shipments increased 28 percent year-to-year. The revenue comparison over the same period reflects price pressure and a shift to smaller, lower-priced products, particularly in Asian markets.

    Gross profit was $152.0 million (27.9% of revenues) in fiscal 1999, versus $176.2 million (31.9% of revenues) in fiscal 1998. The year-to-year gross profit comparison reflected intense industry-wide price declines, unfavorable fluctuations in product mix, and certain other expenses: a $2.5 million inventory write-down associated with the transfer of manufacturing lines as part of a restructuring program, and $2.7 million related to the adoption of Statement of Position ("SOP") 98-5, ("Reporting on the Costs of Start-up Activities"). Total cost of sales reflected the substantial increase in unit shipments to meet rising demand.

    In an effort to offset price pressure, the Company substantially reduced unit costs and achieved approximately $53 million in manufacturing cost reductions in fiscal 1999. Cost reduction measures included re-negotiation of prices paid for materials and subcontract manufacturing services and process changes that benefited manufacturing yields, as well as increased utilization of the Company's production capacity.

    Selling and administrative expense was $98.2 million (18.0% of revenues) in fiscal 1999 versus $104.7 million (19.0% of revenues) in fiscal 1998. The improvement in absolute dollars and as a percent of sales reflects initiatives to increase the productivity of selling and administrative activities as well as the benefit of restructuring programs.

    In fiscal 1999, research and development expenditures increased $1.4 million to $40.5 million (7.4% of revenues) from $39.1 million (7.1% of revenues) in the prior period. Higher research and development expenses for fiscal 1999 reflect accelerated development of new products, as well as higher overhead costs associated with a new research and development facility. The Company expects this increased development activity to yield significant new products.

    In the second and third quarters of fiscal 1999, the Company took restructuring charges totaling $18.7 million. The charges are associated with streamlining worldwide sales and administration and with the transfer of high-volume assembly lines from the Company's operation in England to its facility in Mexico. This total charge consisted of an inventory write-down of $2.5 million and a $16.2 million restructuring charge consisting of $10.1 million in estimated severance costs and $6.1 million for the write-down of related assets. The Company expects to generate savings of $5 million in fiscal 2000 and savings of approximately $13 million annually thereafter when these restructuring activities are fully implemented. IR expects the savings resulting from these activities to reduce product cost and selling and administrative expense as a percentage of sales.

    During June 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This severance consisted of costs due to the resignation of Dr. Derek
B. Lidow, who shared the responsibility of Chief Executive Officer, and a reduction in sales and administrative management and staff levels.

    Other income was $53.5 million in fiscal 1999, compared to other expense of $0.5 million in fiscal 1998. Other income primarily consisted of proceeds from license agreements for prior periods and amounts in settlement of litigation for past patent infringement (net of legal costs and the share of the Company's royalty proceeds payable to Unitrode Corporation).

    In fiscal 1999, net interest expense increased $3.8 million from the prior year. The increase was due to higher interest expense incurred on higher average debt balances over the prior year, which were partially offset by increases in interest income on investments.

    The Company reported a non-cash, after-tax charge of $26.2 million associated with the early adoption of SOP 98-5, an AICPA-mandated change in accounting practices for certain start-up and preoperating costs. Such costs had previously been deferred and amortized by the Company.

    Net realized and unrealized foreign currency gains and losses were less than $1 million in each year.

    1998 COMPARED WITH 1997

    Fiscal 1998 was a 53-week year compared to a 52-week year in fiscal 1997. Revenues for fiscal 1998 increased 14% to $551.9 million from $486.1 million in the prior year. Unit shipments increased 38 percent, but the revenue increase was partially offset by a $12.3 million unfavorable fluctuation in currency exchange rates and an approximate average 14% price reduction on the Company's products. The price decline reflected the impact of Asian economic conditions and efforts by customers and distributors to reduce channel inventories. Net patent royalties contributed $17.2 million to revenue, compared to $20.3 million in the prior period. Royalties are based on licensees' sales of products covered by IR's patents, which the Company believes declined as a result of economic and business conditions, currency exchange rates and fluctuations in product mix.

    Gross profit was $176.2 million (31.9% of revenues) in fiscal 1998 versus $163.1 million (33.5% of revenues) in fiscal 1997. The gross profit decline reflects pricing and market conditions described above. During the fourth quarter of fiscal 1997, the Company recorded a $75.0 million pre-tax charge related to a restructuring program designed to improve its competitive position and accelerate growth and earnings by streamlining operations and administration.

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

    In fiscal 1998, net interest expense increased $3.3 million from the prior year. The increase was due to higher interest expense incurred on higher average debt balances over the prior year, which were partially offset by small increases in interest income on investments and interest capitalized on construction-in-progress.

    Net realized and unrealized foreign currency gains and losses were less than $1 million in each year.

    SEASONALITY

    The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 48% of annual revenues in the first half and 52% in the second half of its fiscal year.

    LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1999, the Company maintained cash and cash equivalent balances and short-term investments of $31.5 million and $8.9 million, respectively. During the twelve-month period ended June 30, 1999, operating activities increased cash by $97.2 million, including amounts received for royalty settlements. The Company reduced inventories by $19.7 million, excluding $2.5 million for restructuring charges, as the result of planned lower production rates.

    Net investing activities consumed $58.4 million, primarily due to capital expenditures of $71.6 million. At June 30, 1999, the Company had made purchase commitments for capital expenditures of approximately $10.1 million. Assuming existing market conditions, the Company plans fiscal 2000 capital investments of approximately $60 million, principally for fabrication and assembly capacity to meet market demand. The Company intends to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations, and, as needed, from funds available from a term loan and revolving credit facility and equipment financing facilities. Although the Company believes that funding will be sufficient, the Company may also consider the use of funds from other external sources including, but not limited to, public or private offerings of debt or equity.

    Cash used in financing activities consumed $40.1 million. In June 1999, the Company entered into a syndicated Credit Agreement with Banque Nationale de Paris. The financing consists of two term loans totaling $155 million due in 2004 and 2005 and a $70 million revolver. The proceeds from the term loans were used to pay down all of the Company's existing long-term unsecured bank loans and substantially all domestic bank loans. As of June 30, 1999, $155 million had been borrowed against these two term loans. The interest rate on these two term loans is based on 3.0% and 3.5% above the applicable LIBOR rate. The loans are collateralized by the majority of the Company's assets. The Credit Agreement subjects the Company to a number of restrictive covenants, including the following: (a) maximum leverage, minimum interest coverage and fixed charge coverage ratios (b) minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) (c) maximum capital expenditures and (d) a limitation on losses. The Credit Agreement also restricts the Company with respect to the payment of cash dividends, the sale of assets, mergers and acquisitions, additional financing, and investments. The Company also had $23.9 million in foreign revolving lines of credit and $5.7 million in foreign term loans, against which $20.7 million had been borrowed. Equipment financing facilities of $5.5 million were fully utilized. In total, the Company had credit facilities of $260.1 million, against which $181.5 million had been borrowed.

    Based on cash and cash equivalents on hand, short-term investments and available financing, at June 30, 1999, the Company's liquidity was $119.3 million.

    Three class action lawsuits have been brought against the Company and its Board of Directors (see "Legal Proceedings"). Although the Company believes that these class action lawsuits are without merit, the ultimate outcome and the related effect on liquidity thereof cannot be presently determined. Accordingly, the Company has not made any provision for any liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity, see "Business--Environmental Matters."

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

    Interest Rate Risk

    The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The financial liabilities of the Company that are subject to interest rate risk are its long-term debt obligations as of June 30, 1999 (see Note 2 of the Notes to the Consolidated Financial Statements). As of June 30, 1999, the Company does not use any derivatives or similar instruments to manage its interest rate risk. A 70 basis-point increase in interest rates (approximately 10% of the Company's weighted average interest rate on debt) affecting the Company's financial instruments would have an immaterial effect on the Company's results of operations, financial position or cash flows. As of June 30, 1999, the Company signed a credit agreement that will require the use of an interest rate hedging instrument starting in fiscal 2000.

    Foreign Currency Risk

    The Company conducts business in various parts of the world and in various foreign currencies. The Company manages potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments to hedge foreign currency denominated receivables and payables at certain of its international subsidiaries. At year-end, the Company evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position, related to its outstanding foreign currency forward exchange contracts. If the Company assumed an adverse change of 10% in foreign exchange rates, the potential decrease in the Company's foreign currency position would have had an immaterial effect on the Company's results of operations, financial position and cash flows.

    In fiscal 1999, over 58% of the Company's revenues were derived from sales in foreign markets. The fair market value of foreign currency forward contracts was $43.9 million at June 30, 1999. Net realized and unrealized foreign currency gains and losses were less than $1 million for each of the years ended June 30, 1999, 1998 and 1997, respectively.

    IMPACT OF THE INTRODUCTION OF THE EURODOLLAR

    On January 1, 1999, eleven member states of the European Union established fixed conversion rates between their existing national currency and a common currency, the "euro." Until January 1, 2002, either the euro or the participating country's present currency will be accepted as legal currency. On January 1, 2002, euro-denominated bills and coins will be issued and the participating country's present currency will no longer be accepted as legal tender and will be withdrawn from circulation.

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

    INCOME TAXES

    The Company's effective tax rate in fiscal 1999 was approximately 34.6% due primarily to the increase in valuation allowance, higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit, offset by foreign tax credits, research and development credits and state tax credits. The difference between the U.S. federal statutory tax rate of 35.0% and the Company's effective tax rate (benefit) of approximately 33.0% and (18.0)% in fiscal 1998 and 1997, respectively, was attributable mainly to foreign jurisdiction losses offset by foreign tax credits and state tax credits for 1998 and foreign jurisdiction losses without foreign tax benefits and accruals for additional tax for 1997.

    IMPAIRMENT OF ASSETS, RESTRUCTURING AND SEVERANCE CHARGES

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

    As of June 30, 1999, the Company had eliminated approximately 242 employees related to the June 1997 restructuring. The majority of the positions eliminated were operators and technicians at the Company's North American operations. The Company also eliminated production and assembly positions in its manufacturing operations in Italy due to the outsourcing of certain production and assembly activities. In addition, administrative and sales positions in France, England, Germany, Japan and North America, related to the regional consolidation of certain administrative functions, were eliminated.

    As of June 30, 1999, there was no remaining accrued severance liability in the Company's Consolidated Balance Sheet related to the June 1997 restructuring.

    The Company anticipated this restructuring to result in annual savings of approximately $20 million, which would be fully achieved on an annual basis beginning in December 1998. The Company believes that it has achieved these savings, but they have been more than offset by continued selling price reductions.

    During December 1998, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, and to centralize more of its European customer service and administrative activities, resulting in reductions in personnel. The Company expects to complete this operational transition over the next twelve months ending on June 30, 2000. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write-off of assets to be abandoned, and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down, which consist primarily of building improvements relating to the high-volume assembly production lines, and production information systems, will remain in use and all of them will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, the Company recorded a final charge of $4.2 million relating to additional severance costs, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. The severance per person is larger for the March 1999 restructuring versus the December 1998 restructuring as the 43 positions included in the March 1999 restructuring are primarily highly-paid employees in sales and administrative management. The 350 positions in the December 1998 restructuring are primarily operators and technicians who have a much lower salary level. Therefore, the Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

    The anticipated cost savings from the second and third fiscal 1999 quarter restructuring activities are expected to result in estimated annual savings of approximately $5 million in fiscal 2000 and $13 million annually thereafter. These estimated savings consist of lower direct labor costs, lower factory overhead (including lower depreciation expense), lower materials costs and lower selling and administrative costs.

    As of June 30, 1999, the Company had eliminated 17 positions, paid $2.8 million for termination benefits related to this program and recorded the asset impairment of $8.6 million. The remaining unutilized restructuring accrual of $7.3 million, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next twelve months.

    During June 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This includes a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow, who shared the responsibility of Chief Executive Officer. As of June 30, 1999, the Company had eliminated 4 positions and paid $3.5 million for termination benefits. The remaining unutilized severance accrual of $4.8 million at June 30, 1999, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next twelve months.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The Company elected early adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1999. This new accounting standard, issued in April 1998 by the American Institute of Certified Public Accountants, requires most entities to expense all start-up and preoperating costs as they are incurred. The Company previously deferred such costs and amortized them over the life of the related asset following the start-up of each new process. The early adoption of SOP 98-5 was required to be made retroactive to the beginning of the Company's first quarter of fiscal 1999. The cumulative effect of this change in accounting principle, net of income tax benefit of $5.4 million, was $26.2 million or $0.50 per basic and diluted share and was recorded retroactively to the first quarter of 1999 as a one-time charge. Beginning July 1, 1998, all start-up and preoperating costs are expensed as incurred.

    Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and accordingly has included a separate Statement of Comprehensive Income following the Company's Consolidated Statement of Income. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. The balance of accumulated other comprehensive income consists of accumulated foreign currency translation adjustments.

    On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and descriptive information about their operating segments in financial statements issued to stockholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company adopted SFAS No. 131 in the fiscal year ended June 30, 1999. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information as presented in Note 5 of the Notes to the Consolidated Financial Statements.

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 supersedes the disclosure requirements for SFAS No. 87 "Employers' Accounting for Pensions," SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." This Statement is effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and postretirement benefit plans. The Company adopted SFAS No. 132 in the fiscal year ended June 30, 1999. The Company's pension obligation is immaterial and, therefore, not disclosed separately.

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on the Consolidated Financial Statements.

    YEAR 2000 READINESS

    The Year 2000 issue is the result of many existing computer programs and embedded microprocessors using only two digits to refer to the year. Beginning in the year 2000, these systems will need to be upgraded or replaced to distinguish 21st century dates from 20th century dates.

    The Company has adopted the definition of Year 2000 conformity published by the British Standards Institute ("BSI") as DISC PD2000-1. Currently, none of the Company's products contain date processing logic. The Company, therefore, believes that its products are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

    The Company's Global Year 2000 Team was formed to manage and coordinate company-wide Year 2000 initiatives, while local site teams address research and remediation for site-specific equipment, facilities and suppliers. Worldwide, the Company currently employs approximately 65 employees that are addressing the Year 2000 issue, 15 of whom are engaged in this effort on a full-time basis. The Company is currently estimating $7.7 million for the cost of investigation and remediation for the period August 1997 to March 2000. The estimate includes staff salaries and remediation expenses. Through June 30, 1999, the Company has expensed $5.6 million of this estimate.

    The Company prioritized efforts to prepare its information systems for Year 2000 based on the importance of each system to the Company's operations and the potential impact of non-compliance. The Company is remediating its information systems in phases, by first establishing an inventory of its information systems and then assessing, correcting, testing, and certifying them for compliance. As of May 31, 1999 and in accordance with the Company's project plan, corrective actions have been deployed for all mission critical items. Having achieved the May 31st milestone for mission critical items, the Company's project remains on schedule and the Company expects to complete its remediation efforts for non-critical items on or before November 30, 1999. Furthermore, the Company has established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

    As of May 31, 1999, the Company has completed all remediation activity to determine Year 2000 readiness status for mission critical suppliers and business partners, including financial institutions with whom the Company has material relationships. Furthermore, the Company has in place contingency plans for mission critical suppliers or business partners that were not able to indicate their Year 2000 compliance or readiness. These contingency plans include the identification of possible alternate suppliers, possible alternate modes of transportation, and the identification of possible sources for an increase in raw material inventory. The remediation efforts and contingency plans for non-critical suppliers and business partners are expected to be completed on or before November 30, 1999.

    Worldwide project auditing and Year 2000 certification is ongoing and to date indicates that the Company is positioned to complete the project on schedule.

    Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition, liquidity, or results of operations. Currently, infrastructure service providers (e.g. utilities and transportation) are the areas of greatest concern. To date, interviews and research of the Company's power, water and transportation suppliers indicate that the most reasonably likely worst case scenarios would be a temporary disruption in utilities service, supplier delivery and/or shipments to customers. The Company is continuing to develop contingency plans to mitigate such scenarios in the event the Company or its material customers, suppliers or vendors are not Year 2000 compliant by January 1, 2000 and should have these plans in place on or before November 30, 1999.

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

    The disclosures contained herein are Year 2000 statements and constitute a Year 2000 Readiness Disclosure under Public Law No. 105-271.

    SEC COMMENT LETTER

    In response to recent communications the Company has had with the Securities and Exchange Commission ("SEC") staff, the Company has agreed to make certain amendments to its Form 10-K for the fiscal year ended June 30, 1998 and its Form 10-Q for the quarter ended December 31, 1998. The Company believes that these amendments do not have a material impact on its financial results for either fiscal 1998 or the second quarter of fiscal 1999. See the Company's amended filings with the SEC for further information.

    MANAGEMENT CHANGE

    On May 10, 1999, the Company announced that it would change its management structure by designating Dr. Alexander Lidow as its sole Chief Executive Officer. Dr. Alexander Lidow previously shared the responsibilities of Chief Executive Officer with Dr. Derek B. Lidow. Dr. Derek B. Lidow remains on the Company's Board of Directors and will provide consulting services to the Company but terminated his employment with the Company on June 15, 1999 to pursue other interests. See Note 15 in the Notes to the Consolidated Financial Statements. The Company believes that this new structure will help achieve its long-range objectives by, among other things, streamlining decision making, more tightly linking the Company's activities, and allowing further operating efficiencies.

    CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
     1995

    This Form 10-K Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be under-utilized, capital spending might be slowed, and Company performance might be negatively impacted. Other risks and uncertainties that could negatively impact Company results include: delays in or higher-than-anticipated expenses associated with implementing planned cost reductions; the effectiveness of cost controls; the impact of changes in accounting methods; the impact of export controls; the actual results of outstanding litigation; changes in environmental laws and regulations; delays in transferring and ramping production lines or completing customer qualifications; the accuracy of customers' forecasts; the ability of current manufacturing facilities to meet future operating needs; the rate of customer inventory adjustments; push-out of delivery dates; product returns; changes in customers' order patterns; the Company's mix of product shipments; the actual growth of the portable electronics industry; the continued rapid growth of demand for more efficient semiconductor components and power conversion solutions; market and sector conditions that affect our customers, licensees, and suppliers; pricing pressures; acceptance of competitors' products; introduction, acceptance, and availability of new products; inability of the Company to fund capital expenditures from existing credit facilities or other external sources; the ability of suppliers and subcontractors to meet their delivery commitments to the Company; unanticipated impacts on the Company's business or financial condition due to the euro conversion; the failure of the Company to realize the anticipated efficiencies from its change in management structure; impact on the Company's business from internal systems, or from the business or systems of suppliers, customers, licensees and other third parties being adversely affected by year 2000 problems; and general economic conditions in the Company's markets around the world.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Quantitative and Qualitative Disclosures about Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................     27
Financial Statements
  Consolidated Statement of Operations for the Fiscal Years Ended June 30, 1999, 1998 and 1997.............     28
  Consolidated Statement of Comprehensive Income for the Fiscal Years Ended June 30, 1999, 1998 and 1997...     29
  Consolidated Balance Sheet as of June 30, 1999 and 1998..................................................     30
  Consolidated Statement of Stockholders' Equity for the Fiscal Years Ended June 30, 1999, 1998 and 1997...     31
  Consolidated Statement of Cash Flows for the Fiscal Years Ended June 30, 1999, 1998 and 1997.............     32
  Notes to Consolidated Financial Statements...............................................................     33

Supporting Financial Statement Schedule:

SCHEDULE NO.                                                                                                   PAGE
-----------------------------------------------------------------------------------------------------------  ---------
    II Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 30, 1999, 1998 and
     1997..................................................................................................     F-1

    Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors

International Rectifier Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As discussed in Note 1 to the consolidated financial statements, in fiscal 1999 the Company changed its method of accounting for the cost of start-up activities.

PricewaterhouseCoopers LLP

Los Angeles, California
July 27, 1999, except for Note 9, as to which the date is September 14, 1999

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                  1999        1998        1997
                                                                               ----------  ----------  ----------
Revenues.....................................................................  $  545,371  $  551,891  $  486,127
Cost of sales................................................................     393,379     375,727     323,067
                                                                               ----------  ----------  ----------
    Gross profit.............................................................     151,992     176,164     163,060
Selling and administrative expense...........................................      98,193     104,661     105,954
Research and development expense.............................................      40,512      39,132      35,495
Impairment of assets, restructuring and severance charges (Note 4)...........      24,520          --      71,000
                                                                               ----------  ----------  ----------
    Operating profit (loss)..................................................     (11,233)     32,371     (49,389)
Other income (expense):
  Interest, net..............................................................     (11,120)     (7,288)     (4,015)
Other, net...................................................................      53,509        (494)        714
                                                                               ----------  ----------  ----------
    Income (loss) before income taxes and cumulative effect of accounting
      change.................................................................      31,156      24,589     (52,690)
Provision (benefit) for income taxes (Note 6)................................      10,780       8,114      (9,484)
                                                                               ----------  ----------  ----------
    Income (loss) before cumulative effect of accounting change..............      20,376      16,475     (43,206)
Cumulative effect of change in accounting principle, net of income tax
  benefit of $5,431..........................................................     (26,154)         --          --
                                                                               ----------  ----------  ----------
    Net income (loss)........................................................  $   (5,778) $   16,475  $  (43,206)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net income (loss) per common share:
Basic and Diluted:
  Income (loss) before cumulative effect of change in accounting principle...  $     0.39  $     0.32  $    (0.84)
  Cumulative effect of change in accounting principle........................       (0.50)         --          --
                                                                               ----------  ----------  ----------
  Net income (loss) per common share--Basic and Diluted (Note 7).............  $    (0.11) $     0.32  $    (0.84)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Average common shares outstanding--Basic (Note 7)............................      51,612      51,248      51,307
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Average common shares and potentially dilutive securities
  outstanding--Diluted (Note 7)..............................................      51,788      51,674      51,307
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                   (IN 000'S)

                                                                                    FISCAL YEARS ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                    1999       1998        1997
                                                                                  ---------  ---------  ----------
Net income (loss)...............................................................  $  (5,778) $  16,475  $  (43,206)

Other comprehensive income (loss), net of tax effect of $305, $903 and $(146), respectively:
  Foreign currency translation adjustments......................................       (579)    (1,835)        666
                                                                                  ---------  ---------  ----------
    Comprehensive income (loss).................................................  $  (6,357) $  14,640  $  (42,540)
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                     JUNE 30,    JUNE 30,
                                                       1999        1998
                                                    ----------  ----------
                                  ASSETS

Current assets:
  Cash and cash equivalents.......................  $   31,497  $   32,294
  Short-term investments..........................       8,900      13,232
  Trade accounts receivable, less allowance for
    doubtful accounts ($2,168 in 1999 and $1,401
    in 1998)......................................     121,659     129,738
  Inventories.....................................     108,463     130,653
  Deferred income taxes (Note 6)..................      16,078       8,080
  Prepaid expenses and other receivables..........      19,677       3,253
                                                    ----------  ----------
      Total current assets........................     306,274     317,250
  Property, plant and equipment, at cost, less
    accumulated depreciation ($252,707 in 1999 and
    $208,879 in 1998).............................     380,504     390,892
  Other assets....................................      22,307      27,685
                                                    ----------  ----------
      Total assets................................  $  709,085  $  735,827
                                                    ----------  ----------
                                                    ----------  ----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans (Note 2).............................  $   14,996  $   28,153
  Long-term debt, due within one year (Note 2)....       8,047      37,226
  Accounts payable................................      64,809      46,637
  Accrued salaries, wages and commissions.........      19,546      15,875
  Other accrued expenses..........................      33,234      26,042
                                                    ----------  ----------
      Total current liabilities...................     140,632     153,933
Long-term debt, less current maturities...........     158,418     141,528
Other long-term liabilities.......................       7,142      29,352
Deferred income taxes (Note 6)....................       6,619      11,364
Commitments and contingencies (Notes 9, 10, 11,
  13, 14 and 15)
Stockholders' equity (Notes 1 and 3):
  Common shares, $1 par value, authorized:
    60,000,000; issued and outstanding: 51,780,700
    shares in 1999 and 51,350,923 shares in
    1998..........................................      51,781      51,351
  Preferred shares, $1 par value, authorized:
    1,000,000; issued and outstanding: none in
    1999 and 1998.................................          --          --
  Capital contributed in excess of par value of
    shares........................................     257,746     255,195
  Retained earnings...............................      92,868      98,646
  Accumulated other comprehensive loss............      (6,121)     (5,542)
                                                    ----------  ----------
      Total stockholders' equity..................     396,274     399,650
                                                    ----------  ----------
      Total liabilities and stockholders'
        equity....................................  $  709,085  $  735,827
                                                    ----------  ----------
                                                    ----------  ----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                                CAPITAL
                                                              CONTRIBUTED
                                                               IN EXCESS                ACCUMULATED
                                                                  OF                       OTHER
                                                    COMMON     PAR VALUE    RETAINED   COMPREHENSIVE
                                                    SHARES     OF SHARES    EARNINGS   INCOME (LOSS)     TOTAL
                                                   ---------  -----------  ----------  --------------  ----------
BALANCE, JUNE 30, 1996...........................  $  50,821   $ 249,388   $  125,377    $   (4,373)   $  421,213
Issuance of common shares:
  48,440--exercise of stock options..............         49         342           --            --           391
  182,190--stock purchase plan...................        182       2,306           --            --         2,488
Tax benefits from exercise of stock options and
  stock purchase plan............................         --         163           --            --           163
Net loss for the year ended June 30, 1997........         --          --      (43,206)           --       (43,206)
Foreign currency translation adjustments.........         --          --           --           666           666
                                                   ---------  -----------  ----------       -------    ----------
BALANCE, JUNE 30, 1997...........................     51,052     252,199       82,171        (3,707)      381,715
Issuance of common shares:
  82,361--exercise of stock options..............         82         528           --            --           610
  216,655--stock purchase plan...................        217       2,181           --            --         2,398
Tax benefits from exercise of stock options and
  stock purchase plan............................         --         287           --            --           287
Net income for the year ended
  June 30, 1998..................................         --          --       16,475            --        16,475
Foreign currency translation adjustments.........         --          --           --        (1,835)       (1,835)
                                                   ---------  -----------  ----------       -------    ----------
BALANCE, JUNE 30, 1998...........................     51,351     255,195       98,646        (5,542)      399,650
Issuance of common shares:
  85,600--exercise of stock options..............         86         549           --            --           635
  344,177--stock purchase plan...................        344       2,040           --            --         2,384
Adjustment to tax benefits from exercise of stock
  options and stock purchase plan................         --         (38)          --            --           (38)
Net loss for the year ended June 30, 1999........         --          --       (5,778)           --        (5,778)
Foreign currency translation adjustments.........         --          --           --          (579)         (579)
                                                   ---------  -----------  ----------       -------    ----------
BALANCE, JUNE 30, 1999...........................  $  51,781   $ 257,746   $   92,868    $   (6,121)   $  396,274
                                                   ---------  -----------  ----------       -------    ----------
                                                   ---------  -----------  ----------       -------    ----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (IN 000'S)

                                                                                  FISCAL YEARS ENDED JUNE 30,
                                                                              ------------------------------------
                                                                                 1999         1998        1997
                                                                              -----------  ----------  -----------
Cash flow from operating activities:
  Net income (loss).........................................................  $    (5,778) $   16,475  $   (43,206)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization...........................................       46,162      38,937       37,103
    Deferred income.........................................................         (600)       (600)        (718)
    Deferred income taxes...................................................       (7,231)      9,452      (15,500)
    Deferred compensation...................................................       (6,888)     (1,892)       3,170
    Impairment of assets, restructuring and severance charges...............       27,020          --       75,000
    Cumulative effect of change in accounting principle.....................       26,154          --           --
    Change in working capital (Note 1)......................................       18,373     (16,291)     (34,455)
                                                                              -----------  ----------  -----------
Net cash provided by operating activities...................................       97,212      46,081       21,394
                                                                              -----------  ----------  -----------
Cash flow from investing activities:
  Additions to property, plant and equipment................................      (71,577)    (90,280)     (99,762)
  Purchase of short-term investments........................................      (12,900)    (47,550)     (67,000)
  Proceeds from sale of short-term investments..............................       17,232      51,168       68,150
  Change in other noncurrent assets.........................................        8,862      (5,596)      (9,117)
                                                                              -----------  ----------  -----------
Net cash used in investing activities.......................................      (58,383)    (92,258)    (107,729)
                                                                              -----------  ----------  -----------
Cash flow from financing activities:
  Net proceeds from issuance of (repayments of) short-term bank debt........      (12,727)     16,922          518
  Proceeds from issuance of long-term debt..................................      192,669      42,128      100,187
  Payments on long-term debt and obligations under capital leases...........     (217,352)    (18,650)     (15,511)
  Net proceeds from issuance of common stock................................        2,981       3,295        2,879
  Other.....................................................................       (5,647)     (1,560)        (970)
                                                                              -----------  ----------  -----------
Net cash provided by (used in) financing activities.........................      (40,076)     42,135       87,103
                                                                              -----------  ----------  -----------
Effect of exchange rate changes on cash and cash equivalents................          450        (228)          36
                                                                              -----------  ----------  -----------
Net increase (decrease) in cash and cash equivalents........................         (797)     (4,270)         804
Cash and cash equivalents, beginning of year................................       32,294      36,564       35,760
                                                                              -----------  ----------  -----------
Cash and cash equivalents, end of year......................................  $    31,497  $   32,294  $    36,564
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    International Rectifier Corporation ("IR" or "Company") designs, manufactures, and markets power semiconductors which switch or condition electricity at relatively high voltage and current levels. The Company's products are used in major market sectors including industrial, automotive, computer/peripherals, office equipment, consumer electronics, lighting and communications.

    IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all its majority-owned subsidiaries which are located in Europe, Mexico, the Far East and South East Asia. All material intercompany transactions have been eliminated.

    FISCAL YEAR

    The Company operates on a fiscal calendar under which fiscal 1999 consists of 52 weeks ending July 4. Fiscal 1998 consisted of 53 weeks ending July 5 and fiscal 1997 consisted of 52 weeks ending June 29. For convenience, all references herein to fiscal years are to fiscal years ended June 30.

    REVENUE RECOGNITION

    The Company recognizes revenues from product sales to all customers, including distributors, at the time of shipment.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

    ADVERTISING

    The Company expenses all advertising costs in the periods in which those costs are incurred. The Company shares portions of certain distributors' advertising expenses through cooperative advertising arrangements. In fiscal 1999, 1998 and 1997, the Company spent approximately $3,928,000, $3,579,000 and
$4,078,000, respectively, on advertising.

    ENVIRONMENTAL COSTS

    Costs incurred to investigate and remediate contaminated sites are expensed.

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

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    U.S. income taxes have not been provided on approximately $24,550,000 of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

    NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share-Basic is computed by dividing net income
(loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of Net income (loss) per common share-Diluted is similar to the computation of Net income (loss) per common share-Basic except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

    STATEMENT OF CASH FLOWS

    The Company invests excess cash from operations in investment grade money market instruments. The Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents. Components in the change in working capital for the fiscal years ended June 30, 1999, 1998 and 1997 were comprised of the following (000's):

                                                               1999        1998        1997
                                                            ----------  ----------  ----------
Trade accounts receivable, net............................  $   (1,107) $   (8,381) $     (929)
Inventories...............................................      15,494     (16,104)    (35,643)
Prepaid expenses and other receivables....................      (6,704)       (279)        764
Accounts payable..........................................      18,525       7,106        (847)
Accrued salaries, wages and commissions...................       3,893       1,660         791
Other accrued expenses....................................     (11,728)       (293)      1,409
                                                            ----------  ----------  ----------
                                                            $   18,373  $  (16,291) $  (34,455)
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    Supplemental disclosures of cash flow information (000's):

                                                                    1999       1998       1997
                                                                  ---------  ---------  ---------
Cash paid during the year for:
Interest........................................................  $   6,497  $   7,423  $   8,633
Income taxes....................................................     18,274      2,050      3,096
Interest capitalized............................................      1,142      2,434      1,870

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

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company utilizes the specific identification method for determining the cost of the investments. At June 30, 1999 and 1998 the cost of the investments approximates the market value.

    INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at June 30, 1999 and 1998 were comprised of the following (000's):

                                                                           1999        1998
                                                                        ----------  ----------
Raw materials.........................................................  $   15,277  $   21,101
Work-in-process.......................................................      52,124      56,224
Finished goods........................................................      41,062      53,328
                                                                        ----------  ----------
                                                                        $  108,463  $  130,653
                                                                        ----------  ----------
                                                                        ----------  ----------

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, or the units of production method based upon the estimated output of the equipment. Depreciation expense for the fiscal years ended June 30, 1999, 1998 and 1997 was $46,162,000, $38,937,000 and $34,916,000,
respectively. Property, plant and equipment at June 30, 1999 and 1998 were comprised of the following (000's):

                                                                         1999         1998
                                                                      -----------  -----------
Buildings and improvements..........................................  $   120,872  $   122,904
Equipment...........................................................      425,194      417,261
Construction-in-progress............................................       76,841       49,382
Less accumulated depreciation.......................................     (252,707)    (208,879)
                                                                      -----------  -----------
                                                                          370,200      380,668
Land................................................................       10,304       10,224
                                                                      -----------  -----------
                                                                      $   380,504  $   390,892
                                                                      -----------  -----------
                                                                      -----------  -----------

    Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment at June 30, 1999 and 1998 were as follows (000's):

                                                                           1999        1998
                                                                        ----------  ----------
Equipment.............................................................  $   13,607  $   14,263
Less accumulated depreciation.........................................     (10,882)     (9,105)
                                                                        ----------  ----------
                                                                        $    2,725  $    5,158
                                                                        ----------  ----------
                                                                        ----------  ----------

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 1999, 1998 and 1997, repairs and maintenance costs were $16,686,000, $18,757,000 and $16,016,000, respectively.

    Historically, preoperating and start-up costs incurred in connection with construction of major new production facilities were capitalized until such facilities become operational. These costs were then amortized over the lives of such facilities. Effective fiscal 1999, preoperating and start-up costs are expensed as incurred in accordance with SOP 98-5, as described more fully in the Recent Accounting Pronouncements section of Note 1 of the Consolidated Financial Statements.

    LONG-LIVED ASSETS

    The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any, based on expected discounted cash flows.

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

    FINANCIAL CURRENCY TRANSACTIONS

    In general, the functional currency of a foreign operation is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into U.S. dollars using current exchange rates. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of stockholders' equity. At June 30, 1999 and 1998, accumulated foreign currency translation losses were $6,121,000 and $5,542,000, respectively.

    The Company hedges certain portions of its exposure to foreign currency fluctuations of foreign currency denominated receivables and payables at certain of its international subsidiaries through forward foreign exchange contracts. At June 30, 1999 and 1998, the Company had approximately $44,581,000 and $26,100,000, respectively, of forward foreign exchange contracts outstanding with fair values of $43,922,000 and $25,916,000, respectively. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Net realized and unrealized gains or losses on forward contracts for the years ending June 30, 1999 and 1998 were $287,000 and $89,000, respectively, and were included in "Other Income (Expense)." The Company does not hold or issue forward contracts for trading purposes.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    At June 30, 1999 and 1998, maturities of the Company's forward foreign exchange contracts were three months or less in term.

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

    STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record stock-based employee compensation plans at fair value. The Company has elected to continue accounting for stock-based compensation in accordance with APB No. 25 and is providing the required disclosures under SFAS No. 123 in the Notes to the Consolidated Financial Statements.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The Company elected early adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1999. This new accounting standard, issued in April 1998 by the American Institute of Certified Public Accountants, requires most entities to expense all start-up and preoperating costs as they are incurred. The Company previously deferred such costs and amortized them over the life of the related asset following the start-up of each new process. The early adoption of SOP 98-5 was required to be made retroactive to the beginning of the Company's first quarter of fiscal 1999. The cumulative effect of this change in accounting principle, net of income tax benefit of $5.4 million, was $26.2 million or $0.50 per basic and diluted share and was recorded retroactively to the first quarter of 1999 as a one-time charge. Beginning July 1, 1998, all start-up and preoperating costs are expensed as incurred.

    Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and accordingly has included a separate Statement of Comprehensive Income following the Company's Consolidated Statement of Income. Comprehensive income generally represents all changes in stockholders' equity during the period except those resulting from investments by, or distributions to, stockholders. The balance of accumulated other comprehensive income consists of accumulated foreign currency translation adjustments.

    On June 30, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and descriptive information about their operating segments in financial statements issued to stockholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company adopted SFAS No. 131 in the fiscal year ended June 30, 1999. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) affect the disclosure of segment information as presented in Note 5 of the Notes to the Consolidated Financial Statements.

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 supersedes the disclosure requirements for SFAS No. 87 "Employers' Accounting for Pensions," SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans," and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." This Statement is effective for fiscal years beginning after December 15, 1997. This Statement revises employers' disclosures about pension and postretirement benefit plans. The Company adopted SFAS No. 132 in the fiscal year ended June 30, 1999. The Company's pension obligation is immaterial and, therefore, not disclosed separately.

    In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 established standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on the Consolidated Financial Statements.

    RECLASSIFICATION

    Certain reclassifications have been made to previously reported amounts to conform with the current-year presentation.

2. BANK LOANS AND LONG-TERM DEBT

    At June 30, 1999, the Company entered into a syndicated Credit Agreement with Banque Nationale de Paris as Sole Arranger, Administrative Agent and Issuing Agent and Sanwa Bank California as the Syndication Agent. The Credit Agreement included two term loans totaling $155 million due in 2004 and 2005, and a $70 million revolving credit facility. The interest rate on these two term loans is based on 3.0% and 3.5% above the applicable LIBOR rate, while the interest rate on the $70 million revolving credit facility is based on either 3.0% above the applicable LIBOR rate or 2.0% above the prime rate, as the Company may elect. The three-month LIBOR rate was 5.3% at June 30, 1999. The proceeds from the term loans were used to pay down all of the Company's domestic unsecured bank loans, and portions of foreign unsecured bank loans and domestic bank loans collateralized by equipment. At June 30, 1999, outstanding borrowings on the term loans were $155 million with a weighted average interest rate of 8.79%. At June 30, 1999 the revolving credit facility had $70 million available for borrowing. The facilities are collateralized by the majority of the Company's assets. The Company is subject to a number of restrictive covenants under the new Credit Agreement including the following: (a) maximum leverage, minimum interest coverage and fixed charge coverage ratios (b) minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) (c) maximum capital expenditures and (d) a limitation on losses. The Credit Agreement also provides for restrictions on the payment of cash dividends, the sale of assets, mergers and acquisitions, additional financing, and investments.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

2. BANK LOANS AND LONG-TERM DEBT (CONTINUED)
    The Company had $5.5 million outstanding in equipment-collateralized financing facilities and $5.7 million outstanding in foreign unsecured term loans at June 30, 1999. The Company had an additional $23.9 million of unsecured revolving credit facilities from financial institutions at foreign locations, of which at June 30, 1999, $15.0 million was outstanding.

    The following is a summary of the Company's long-term debt and other loans at June 30, 1999 and 1998 (in 000's):

                                                                                               1999        1998
                                                                                            ----------  ----------
Domestic bank loans collateralized by the majority of the Company's assets, payable in quarterly installments of principal and interest at variable rates of 8.3% and 8.8%, due
 in 2004 and 2005.........................................................................  $  155,213  $       --
Domestic bank loans collateralized by equipment, payable in varying monthly installments
 at rates from 6.4% to 8.7%, due in 1998 through 2002, paid down in 1999..................          --      45,599
Domestic unsecured bank loans payable in varying monthly installments.....................          --     107,237
Capitalized lease obligations payable in varying monthly installments primarily at rates
 from 6.29% to 8.21%......................................................................       5,298         885
Foreign bank loans collateralized by property and/or equipment, payable in varying monthly
 installments at 10.8%, due in 2000.......................................................         216       1,991
Foreign unsecured bank loans payable in varying monthly installments at rates from 4.3% to
 8.4%, due in 2000 through 2006...........................................................       5,738      23,042
                                                                                            ----------  ----------
Debt, including current portion of long-term debt ($8,047 in 1999 and $37,226 in 1998)....     166,465     178,754
Foreign unsecured revolving bank loans at rates from 1.5% to 8.5%.........................      14,996      28,153
                                                                                            ----------  ----------
Total debt                                                                                  $  181,461  $  206,907
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Scheduled principal payments on long-term debt are as follows: fiscal 2000:
$8,047,000; fiscal 2001: $11,775,000; fiscal 2002: $9,810,000; fiscal 2003:
$14,708,000; fiscal 2004: $16,997,000; and $105,128,000 thereafter.

    During fiscal 1999, 1998 and 1997, the Company incurred interest expense, net of capitalized interest, of $12,703,000, $10,060,000 and $7,357,000, respectively.

    In accordance with SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," the fair values of the Company's debt has been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the loans to the Company approximate their fair values.

3. CAPITAL STOCK

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a compensatory employee stock purchase plan ("ESPP"). Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value at a designated date. During fiscal 1999,

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK (CONTINUED)
1998 and 1997, 344,177, 216,655 and 182,190 shares were purchased at weighted average per share exercise prices of $6.93, $11.07 and $13.66, respectively. Shares authorized under this plan that remained unissued were 1,096,709, 1,440,886 and 1,657,541 at June 30, 1999, 1998 and 1997, respectively. The weighted average per share fair value of ESPP options granted, using the Black-Scholes method, in 1999, 1998 and 1997 was $2.84, $4.31 and $5.54 per share, respectively.

    STOCK OPTION PLANS

    The Company has three stock option plans, the Stock Option Plan of 1984 (as amended) ("1984 Plan"), the Amended and Restated Stock Incentive Plan of 1992 ("1992 Plan"), and the 1997 Employee Stock Incentive Plan ("1997 Plan"). Under the 1984 Plan and the 1992 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, including executive officers, and to members of the Company's Board of Directors. Under the 1997 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees and consultants, but not to executive officers of the Company or members of its Board of Directors. Options have been issued with an exercise price at least equal to the fair value of the Company's common stock at the date of grant ("at market") and become generally exercisable in annual installments of 20%, beginning on the first anniversary date.

    The 1984 Plan terminated in August 1994. As of June 1999, there are no remaining options outstanding under the 1984 Plan. During fiscal 1999, 1998 and 1997, 14,000, 2,800 and 2,400 shares, respectively, expired under the 1984 Plan.

    In November 1996, the stockholders of the Company approved an amendment to the stock option plan of 1992. The amendment broadened the types of options and other stock-based awards (e.g., restricted stock, SARs and performance shares) that may be granted (prior to the amendment, only non-qualified options could be granted), extended the term of the 1992 Plan for three years to December 31, 2002, retained the provision for the annual increase in shares of the Company's common stock available for grant of 1.5% of outstanding shares, increased the maximum number of shares that may be granted to non-employee directors from 100,000 to 120,000 (including an annual grant of 5,000 shares to each such director), reduced the holding period for full vesting of certain non-employee director options from one year to six months, and generally provided the committee of the Board of Directors that administers the 1992 Plan with substantial powers and discretion in respect to awards. During fiscal 1999 and 1998, only non-qualified options were issued, at market, under the 1992 Plan. On January 1, 1999, 1998 and 1997, 773,019, 767,928 and 764,078 shares, respectively, were added to the 1992 Plan.

    The 1997 Plan was adopted by the Board of Directors in November 1997. The terms of the options authorized and granted under the 1997 Plan are substantially similar to those under the 1992 Plan. As of June 30, 1999, there are 826,100 shares available for future grants to eligible employees; no awards may be granted after December 31, 2002. Executive officers and directors are not eligible for grants under the 1997 Plan. During fiscal 1999 and 1998, only non-qualified options were issued under the 1997 Plan.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK (CONTINUED)
    A summary of the status of options under the 1984, 1992 and 1997 Plans is as follows:

                                                                               WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                                                OPTION EXERCISE    GRANT DATE FAIR
                                                                     SHARES     PRICE PER SHARE    VALUE PER SHARE
                                                                   ----------  -----------------  -----------------
Outstanding, June 30, 1996.......................................   1,839,935      $   12.75                 --
  Options granted................................................   1,018,000          17.49          $    7.99
  Options exercised..............................................     (48,440)          8.08                 --
  Options expired or canceled....................................     (11,310)         14.69                 --
                                                                   ----------
Outstanding, June 30, 1997.......................................   2,798,185          14.55                 --
  Options granted................................................   1,666,960          15.22               7.73
  Options exercised..............................................     (82,361)          7.41                 --
  Options expired or canceled....................................     (88,002)         15.29                 --
                                                                   ----------
Outstanding, June 30, 1998.......................................   4,294,782          14.93                 --
  Options granted................................................   1,388,050           9.20               4.20
  Options exercised..............................................     (85,600)          7.42                 --
  Options expired or canceled....................................    (212,485)         13.69                 --
                                                                   ----------
Outstanding, June 30, 1999.......................................   5,384,747      $   13.62                 --
                                                                   ----------
                                                                   ----------

    The following table summarizes significant option groups outstanding at June 30, 1999 and related weighted average price and life information:

                                                                                              OPTIONS EXERCISABLE
                                 OPTIONS OUTSTANDING                                    --------------------------------
--------------------------------------------------------------------------------------     NUMBER
                                  NUMBER        WEIGHTED AVERAGE                         EXERCISABLE
     RANGE OF EXERCISE        OUTSTANDING AT     REMAINING LIFE      WEIGHTED AVERAGE        AT        WEIGHTED AVERAGE
      PRICE PER SHARE         JUNE 30, 1999          (YEARS)          EXERCISE PRICE    JUNE 30, 1999   EXERCISE PRICE
----------------------------  --------------  ---------------------  -----------------  -------------  -----------------
$5.50 to $6.94..............        221,200               7.9            $    6.42            63,200       $    6.20
7.50 to 10.69...............      1,663,850               8.1                 8.50           625,550            8.24
11.19 to 16.75..............      1,855,915               7.8                13.33           910,303           12.95
17.44 to 23.81..............      1,643,782               7.5                20.11           789,728           20.01
                              --------------                                            -------------
$5.50 to $23.81.............      5,384,747               7.8            $   13.62         2,388,781       $   13.87
                              --------------                                            -------------
                              --------------                                            -------------

    Additional information relating to the 1984, 1992 and 1997 Plans at June 30, 1999, 1998 and 1997 is as follows:

                                                                                1999        1998        1997
                                                                             ----------  ----------  ----------
Options exercisable........................................................   2,388,781   1,178,881     628,285
Options available for grant................................................   1,314,902     746,448     710,278
Total reserved common stock shares for stock option plans..................   6,699,649   5,041,230   3,508,463

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK (CONTINUED)
    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                  1999       1998       1997
                                                                ---------  ---------  ---------
Expected life (years).........................................          5          5          5
Interest rate.................................................      5.40%      5.81%      6.43%
Volatility....................................................     57.03%     49.88%     49.95%
Dividend yield................................................         0%         0%         0%

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation programs. Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income (loss) and net income (loss) per common share-- Basic and Diluted would approximate the following (000's except per share data):

                                                                1999       1998        1997
                                                              ---------  ---------  ----------
Net income (loss)
  As reported...............................................  $  (5,778) $  16,475  $  (43,206)
  Pro forma.................................................    (10,091)    12,918     (45,273)
Net income (loss) per common share--Basic and Diluted
  As reported...............................................  $   (0.11) $    0.32  $    (0.84)
  Pro forma.................................................      (0.20)      0.25       (0.88)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996. The Company anticipates grants of additional awards in future years.

    SHAREHOLDER RIGHTS PLAN

    On August 2, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Plan") under which preferred stock purchase rights (the "Rights") have been and will continue to be granted for each outstanding share of the Company's common stock held at the close of business on August 14, 1996. The Plan is intended to ensure fair and equitable treatment for all shareholders in the event of unsolicited attempts to acquire the Company.

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

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK (CONTINUED)
    The Company amended and restated its Rights Agreement, as of December 15, 1998, to remove the requirement that continuing directors vote in board approvals of certain corporate transactions.

4. IMPAIRMENT OF ASSETS, RESTRUCTURING AND SEVERANCE CHARGES

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

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

4. IMPAIRMENT OF ASSETS, RESTRUCTURING AND SEVERANCE CHARGES (CONTINUED)
    As of June 30, 1999, the Company had eliminated approximately 242 employees related to the June 1997 restructuring. The majority of the positions eliminated were operators and technicians at the Company's North American operations. The Company also eliminated production and assembly positions in its manufacturing operations in Italy due to the outsourcing of certain assembly activities. In addition, administrative and sales positions in France, England, Germany, Japan and North America, related to the regional consolidation of certain administrative functions, were eliminated.

    As of June 30, 1999, there was no remaining accrued severance liability in the Company's Consolidated Balance Sheet related to the June 1997 restructuring.

    During December 1998, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, and to centralize more of its European customer service and administrative activities, resulting in reductions in personnel. The Company expects to complete this operational transition over the next twelve months ending on June 30, 2000. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write-off of assets to be abandoned, and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down, which consist primarily of building improvements relating to the high-volume assembly production lines, and production information systems, will remain in use and all of them will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, the Company recorded a final charge of $4.2 million relating to additional severance costs, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. The severance per person is larger for the March 1999 restructuring versus the December 1998 restructuring as the 43 positions included in the March 1999 restructuring are primarily highly paid employees in sales and administrative management. The 350 positions in the December 1998 restructuring are primarily operators and technicians who have a much lower salary level. Therefore, the Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

    As of June 30, 1999, the Company had eliminated 17 positions, paid $2.8 million for termination benefits related to this program and recorded the asset impairment of $8.6 million. The remaining unutilized restructuring accrual of $7.3 million, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next twelve months.

    During June 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This includes a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of June 30, 1999, the Company had eliminated 4 positions and paid $3.5 million in termination benefits. The remaining unutilized severance accrual of $4.8 million at June 30, 1999, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next twelve months.

5. GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS

    As described in Note 1, the Company adopted SFAS No. 131 in fiscal 1999. The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

5. GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS (CONTINUED) originated. Geographic information for the fiscal years ended June 30, 1999, 1998 and 1997 is presented below (000's):

                                                              1999        1998        1997
                                                           ----------  ----------  ----------
Revenues from Unaffiliated Customers
  England................................................  $   77,457  $   85,900  $   70,208
  Singapore..............................................      79,489      59,840      57,656
  Other Foreign..........................................     125,173     138,635     118,218
                                                           ----------  ----------  ----------
    Subtotal--Foreign....................................     282,119     284,375     246,082
  United States..........................................     236,732     250,283     219,717
  Unallocated royalties..................................      26,520      17,233      20,328
                                                           ----------  ----------  ----------
      Total..............................................  $  545,371  $  551,891  $  486,127
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

Identifiable Assets
  England................................................  $  103,002  $  107,220  $   98,275
  Singapore..............................................      62,625      55,958      47,993
  Other Foreign..........................................      32,549      44,619      41,448
                                                           ----------  ----------  ----------
    Subtotal--Foreign....................................     198,176     207,797     187,716
  United States..........................................     482,636     464,863     433,684
  Corporate Assets and Eliminations......................      28,273      63,167      58,353
                                                           ----------  ----------  ----------
      Total..............................................  $  709,085  $  735,827  $  679,753
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    Corporate assets consist of cash, short-term investments, royalties receivable, inventory reserves, deferred taxes, investments in subsidiaries and certain other assets.

    One customer accounted for 10.7% of the Company's consolidated net revenues in fiscal 1999. No single customer accounted for more than 10% of the Company's consolidated net revenues in fiscal 1998 or 1997.

6. INCOME TAXES

    Income (loss) before income taxes and cumulative effect of accounting change for the fiscal years ended June 30, 1999, 1998 and 1997 is as follows (000's):

                                                                1999       1998        1997
                                                              ---------  ---------  ----------
Operations:
  Domestic..................................................  $  29,907  $  14,389  $  (59,536)
  Foreign...................................................      1,249     10,200       6,846
                                                              ---------  ---------  ----------
                                                              $  31,156  $  24,589  $  (52,690)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes for the fiscal years ended June 30, 1999, 1998 and 1997 consists of (000's):

                                                                1999       1998        1997
                                                              ---------  ---------  ----------
Current income taxes:
  Domestic..................................................  $     680  $  (4,940) $   (2,666)
  Foreign...................................................     17,413      3,597       8,710
                                                              ---------  ---------  ----------
                                                                 18,093     (1,343)      6,044
                                                              ---------  ---------  ----------

Deferred income taxes:
  Domestic..................................................     (3,515)     9,009     (16,312)
  Foreign...................................................     (3,798)       448         784
                                                              ---------  ---------  ----------
                                                                 (7,313)     9,457     (15,528)
                                                              ---------  ---------  ----------
Total provision (benefit)...................................  $  10,780  $   8,114  $   (9,484)
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

    Deferred taxes result primarily from temporary differences relating to depreciation, financial statement reserves and state taxes.

    The Company's effective tax rate (benefit) on pretax income (loss) differs from the U.S. Federal Statutory tax rate for the fiscal years ended June 30, 1999, 1998 and 1997 as follows:

                                                                    1999       1998       1997
                                                                  ---------  ---------  ---------
Statutory tax rate (benefit)....................................       35.0%      35.0%     (35.0)%
Change in valuation allowance...................................       37.6        1.5         --
Foreign tax differential........................................       51.2        3.7       14.4
Foreign tax credit benefit......................................      (48.4)      (5.1)      (1.7)
Research tax credit benefit.....................................      (42.1)      (1.0)      (0.4)
State taxes, net of federal tax benefit.........................       (7.6)      (4.8)      (0.6)
Accrual without tax effect (1)..................................         --         --        5.0
Deferred compensation...........................................        7.0         --         --
Other, net......................................................        1.9        3.7        0.3
                                                                  ---------  ---------  ---------
                                                                       34.6%      33.0%     (18.0)%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

(1) Accrual without tax effect is the increase in tax liabilities for additional income tax exposures resulting from worldwide tax audits.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    The major components of the net deferred tax asset (liability) as of June 30, 1999 and 1998 are as follows (000's):

                                                                           1999        1998
                                                                        ----------  ----------
Deferred tax liabilities:
  Depreciation........................................................  $  (48,651) $  (51,833)
  Effect of state taxes...............................................      (3,185)     (1,907)
  Other...............................................................      (1,370)     (1,805)
                                                                        ----------  ----------
  Total deferred tax liabilities......................................     (53,206)    (55,545)
                                                                        ----------  ----------
Deferred tax assets:
  Financial statement reserves........................................       5,348       4,041
  Credit carryovers...................................................      67,386      22,600
  Impairment of assets, restructuring and severance charges...........      17,941      16,158
  Inventory adjustment................................................         571       1,044
  Net operating loss carryovers.......................................       2,582      12,599
  Other...............................................................         649         116
                                                                        ----------  ----------
  Total deferred tax assets...........................................      94,477      56,558
                                                                        ----------  ----------
Valuation allowance...................................................     (31,812)     (4,297)
                                                                        ----------  ----------
Net deferred tax asset (liability)....................................  $    9,459  $   (3,284)
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company's federal net operating loss ("NOL") carryforwards of $26,614,000 from fiscal 1998 will be fully utilized to offset taxable income in fiscal 1999. In addition, the Company has approximately $16,188,000, $1,187,000 and $38,238,000, respectively, of foreign tax credits, investment tax credits, and research and development tax credit carryforwards, before valuation allowance, available to reduce income taxes otherwise payable, which expire from 2000 to 2019. In addition, the Company has approximately $3,497,000 of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax, and a $8,276,000 state tax credit, before valuation allowance, which expires from 2004 to 2007.

    The Company's NOL carryforwards of $2,582,000 were generated from the Company's United Kingdom subsidiary. The NOLs can generally be carried forward indefinitely, with certain limitations.

    Realization of deferred tax assets is dependent upon generating sufficient taxable income. Management believes that there is a risk that certain deferred tax assets may result in no benefit and, accordingly, has established a valuation allowance of $31,812,000 against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

    The Internal Revenue Service is currently auditing the Company's income tax returns for fiscal 1995 through 1997. Management believes that resolution of the audit will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

7. NET INCOME (LOSS) PER COMMON SHARE

    The reconciliation of the numerator and denominator of the Net income (loss) per common share-- Basic and Diluted determined in accordance with SFAS No. 128 "Earnings per Share," was as follows for the years ended June 30, 1999, 1998 and 1997 (in 000's except per share amounts):

                                                          INCOME        SHARES       PER SHARE
                                                       (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                       ------------  -------------  -----------
Year ended June 30, 1997
Net loss per common share -- Basic...................   $  (43,206)       51,307     $   (0.84)
  Effect of dilutive securities:
    Stock options....................................                         --
                                                       ------------  -------------  -----------
Net loss per common share -- Diluted.................   $  (43,206)       51,307     $   (0.84)
                                                       ------------  -------------  -----------
                                                       ------------  -------------  -----------

Year ended June 30, 1998
Net income per common share -- Basic.................   $   16,475        51,248     $    0.32
  Effect of dilutive securities:
    Stock options....................................                        426
                                                       ------------  -------------  -----------
Net income per common share -- Diluted...............   $   16,475        51,674     $    0.32
                                                       ------------  -------------  -----------
                                                       ------------  -------------  -----------

Year ended June 30, 1999
Net loss per common share -- Basic...................   $   (5,778)       51,612     $   (0.11)
  Effect of dilutive securities:
    Stock options....................................                        176
                                                       ------------  -------------  -----------
Net loss per common share -- Diluted.................   $   (5,778)       51,788     $   (0.11)
                                                       ------------  -------------  -----------
                                                       ------------  -------------  -----------

8. PROFIT SHARING AND RETIREMENT PLANS

    The Company previously had a defined contribution plan for all eligible employees ("The Profit Sharing and Retirement Plan"). This plan provided for contributions by the Company in such amounts as the Board of Directors determined annually. Effective November 1, 1996, the Company elected to terminate its Profit Sharing and Retirement Plan in order to focus on improvements in its voluntary Retirement Savings Plan (401K). Employees and former employees not fully vested at the time of the plan termination became 100% vested and were given various distribution options as defined by ERISA. Under the established Retirement Savings Plan (401K), the Company made an annual contribution for each participating employee of up to $1,200 in fiscal 1999, 1998 and 1997. Combined plan contributions by the Company totaled $1,174,000, $1,261,000 and $1,365,000 for fiscal 1999, 1998 and 1997, respectively.

9. ENVIRONMENTAL MATTERS

    Federal, state, and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals, and gases used in semiconductor manufacturing processes. The Company does not believe that compliance with such laws and regulations as now in effect will have a material adverse effect on the Company's results of operations, financial position or cash flows.

    In addition, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated, or if waste is sent to a landfill or

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

9. ENVIRONMENTAL MATTERS (CONTINUED)
recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental rules and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future which could have a material adverse effect on the Company's results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

    The Company and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has settled all outstanding claims that have arisen out of the OII Site.

    The Company also received a letter dated July 25, 1995 from the U.S. Department of Justice, directed to Rachelle, offering to settle claims against Rachelle relating to the first elements of clean-up work at the OII Site for $4,953,148 (the final remedy assessment has not yet been made). The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the OII Site. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle were hazardous. The Company has received no further communications in connection with the OII Site.

    The Company cannot determine with accuracy the amount of the potential demand to Rachelle for the cost of the final remedy. Based upon information received to date, the Company believes that any demand, if made, while likely to be significant, should nonetheless be substantially below, although in addition to, the demand amount for earlier phases of the OII Site clean-up. The Company's insurer has not accepted liability although it has made payments for defense costs for the lawsuit against the Company.

    The Company also received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that it may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. In June 1995, the Company joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, although the actual cost could be much higher. The Company estimated that it sent approximately 0.1% of the waste, by weight, sent by all PRPs contributing to the clean-up of the site, and the Company believes the cost of the clean-up will be roughly allocated among PRPs by the amount of waste contributed. On July 31, 1999, the group proposed two settlement offers to the Company: one for $34,165 and the second for $68,330. The first settlement offer covers investigation and remediation of the site itself and a small area extending beyond the site. The second settlement offer covers this area plus all additional downgradient contamination. The Company accepted the $68,330 settlement offer, which requires EPA acceptance, on September 14, 1999, and will make the required payment by September 30, 1999. There

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

9. ENVIRONMENTAL MATTERS (CONTINUED)
can be no assurance, however, that the EPA will accept the settlement offers or what the ultimate outcome of this matter will be. The Company believes that, whatever the outcome, it will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

10. COMMITMENTS

    The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 1999 are as follows (000's):

                                                            CAPITAL    OPERATING       TOTAL
FISCAL YEARS                                                LEASES      LEASES      COMMITMENTS
---------------------------------------------------------  ---------  -----------  -------------
2000.....................................................  $   1,589   $   2,554     $   4,143
2001.....................................................      1,488       1,966         3,454
2002.....................................................      1,334       1,120         2,454
2003.....................................................      1,136         902         2,038
2004.....................................................        788         736         1,524
Later years..............................................         --       1,020         1,020
Less imputed interest....................................     (1,037)         --        (1,037)
                                                           ---------  -----------  -------------
Total minimum lease payments.............................  $   5,298   $   8,298     $  13,596
                                                           ---------  -----------  -------------
                                                           ---------  -----------  -------------

    Total rental expense on all operating leases charged to income was $6,710,000, $7,698,000 and $8,552,000 in fiscal 1999, 1998 and 1997, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $10.1 million at June 30, 1999.

11. INTELLECTUAL PROPERTY RIGHTS

    Most of the Company's broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office ("PTO"). The PTO, in the fiscal year, concluded its reexamination of the Company's U.S. patents 4,642,666 and 4,959,699 and issued reexamination certificates confirming the patentability of claims of those patents. The Company's 5,008,725 and 5,130,767 patents are currently undergoing reexamination in the PTO.

12. OTHER INCOME (EXPENSE)

    Other income was $53.5 million in fiscal 1999, compared to other expense of $0.5 million in fiscal 1998. Fiscal 1999 other income primarily consisted of proceeds from license agreements for prior periods and amounts in settlement of litigation for past patent infringement (net of legal costs and the share of the Company's royalty proceeds payable to Unitrode Corporation).

    In December 1998, the Company entered into licensing agreements with two competitors, Samsung Semiconductor, Inc. and Samsung Electronics Co., Ltd., (together "Samsung") and Fuji Electric Co., Ltd. ("Fuji"), with respect to IR's power MOSFET / IGBT patents. The respective agreements provide for payments of royalties for prior periods. The agreement with Samsung also provides for a paid-up license that expired in April 1999. The agreement with Fuji provides for ongoing royalties on worldwide sales covered by the licensed IR patents.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

12. OTHER INCOME (EXPENSE) (CONTINUED)
    In March 1999, the Company entered into a licensing agreement with Shindengen Electric Company. The agreement, effective as of January 1, 1999, provided for payments of royalties for prior periods, as well as ongoing royalties on worldwide sales covered by the licensed IR patents.

    In June 1999, the Company entered into a licensing agreement with Rohm Co., Ltd. The agreement provides for payments of royalties for prior periods, as well as ongoing royalties on worldwide sales covered by the licensed IR patents.

13. LITIGATION

    The Company, along with 87 other companies, was sued in Phoenix, Arizona federal court on February 26, 1999, by the Lemelson Foundation for alleged infringement of various Lemelson "machine-vision" and "auto ID" patents. In July 1999, the Company entered into an agreement with the Lemelson Foundation that settled all outstanding claims and grants the Company a license to use the Lemelson patents asserted against the Company.

    The Company and certain of its directors and officers have been named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities, as defendants.

    On March 31, 1997, the Court, on the Company and the individual defendants' motion for summary judgment, issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under
Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and was denied as to other such claims. The Court also granted the summary judgment motion brought by the underwriters. The plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these orders was denied.

    On January 28, 1998, the Court decertified the class pursuing common law claims for fraud and negligent misrepresentation and granted the defendants' motion to narrow the shareholder class period to June 19, 1991 through October 21, 1991. Plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these rulings was denied.

    On June 14, 1999, the Court approved a notice of the pendency of the class action and a proof of claim form for dissemination to class members. Such dissemination took place in June 1999. Trial is scheduled for March 14, 2000.

    Although the Company believes that the remaining claims alleged in the suits are without merit, the ultimate outcome cannot be presently determined. A substantial judgment or settlement, if any, could have a material adverse effect on the Company's results of operations, financial position or cash flows. No provision for any liability that may result upon adjudication of these matters has been made in the Consolidated Financial Statements.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

14. EXECUTIVE AGREEMENT

    The Company entered into an executive agreement with Eric Lidow dated May 15, 1991. The agreement set Mr. Lidow's annual salary at $500,000, granted the Board discretion to increase his salary and to pay him bonuses, and established a pension. Mr. Lidow's salary was increased in May 1992 to $550,000, in August 1994 to $632,500 and in July 1999 to $670,450. Mr. Lidow was not awarded a bonus in fiscal 1999. The agreement may be terminated by either party upon 90 days written notice.

    Under the agreement, prior to its amendment described below, Mr. Lidow would have been entitled to begin receiving the pension payments when his employment with the Company ceased for any reason (except termination for cause). The pension would have been payable in annual installments, equal to the sum of 90% of his then current salary and the average of his prior three years' cash bonuses, if any. If Mr. Lidow's wife survived him, she would have received, for the remainder of her life, annual payments in an amount equal to two-thirds of the amount of the pension payment that would have been payable to Mr. Lidow. Before the amendments to the agreement described below, if Mr. Lidow had retired at fiscal 1998 year-end, the pension would have been equal to $821,250 per year for the remainder of Mr. Lidow's life and $547,500 per year for the remainder of Mrs. Lidow's life, if she had survived him. The Company had funded a trust to cover its liability for the pension based on actuarial assumptions established by PricewaterhouseCoopers LLP. However, the Company's actual liability for the pension in ensuing years could have been more or less than the funding depending upon whether actual events mirrored the actuarial assumptions.

    In fiscal 1998, the Company's Compensation Committee and Mr. Lidow renegotiated his executive agreement. The Compensation Committee then recommended adoption of the renegotiated agreement by the Board, which the Board approved. In taking these actions, the Compensation Committee and the Board considered, among other things, their and Mr. Lidow's desire to limit the sale of his shares of IR Common Stock to meet commitments and their concerns about the uncertainty of the Company's liability for the pension. In connection with the former consideration, the Company also made certain loans to Mr. Lidow, which have since been repaid. See Note 15 in the Notes to the Consolidated Financial Statements. The amendments to Mr. Lidow's agreement canceled all of the Company's obligations with respect to the pension. As consideration, the corpus of the trust of $8,096,663 was distributed to Mr. Lidow in several installments, $6,596,663 and $1,500,000 in fiscal 1999 and 1998, respectively. Based on actuarial analysis, the consideration was less than the amount needed to purchase the retirement benefit from a third party company. Mr. Lidow and his wife are not entitled to receive any additional pension payments under the agreement.

    The funding of the pension had been expensed in prior years, and the lump sum distribution did not trigger any further expense. Because Internal Revenue Code Section 162(m) imposes certain restrictions on the deductibility of non-performance based compensation in excess of $1,000,000, the Company was not able to deduct any compensation in excess of $1,000,000 paid to Mr. Lidow in fiscal 1999 and 1998.

15. RELATED PARTIES

    In June 1998, after discussing with Eric Lidow his desire to limit his sale of shares of IR Common Stock to meet commitments, the Board approved two unsecured loans to him aggregating $1,200,000, with interest at the annual rate of eight and one-half percent (8.5%). The first loan of $600,000 was made in June 1998 and the second loan, also for $600,000, was made in July 1998. Both loans were due December 31, 1998. Mr. Lidow repaid them with accrued interest of $23,497 on September 23, 1998.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

15. RELATED PARTIES (CONTINUED)
Contemporaneously with the approval of the loans, the Company amended his executive agreement. (See Note 14 in the Notes to the Consolidated Financial Statements).

    In May 1999, after considering the recommendation of the Chairman and Chief Executive Officers, the Board determined that the Company should implement a single CEO management structure. To effectuate this management change, the Company entered into an agreement with Dr. Derek B. Lidow on May 10, 1999 ("Agreement"), which provided for Dr. Lidow's resignation as Chief Executive Officer and as an employee of the Company. Under the terms of the Agreement, Dr. Lidow received a severance payment of $3,200,000 on June 15, 1999, a bonus of $100,000 for fiscal 1999 performance on August 13, 1999 and a grant of 200,000 stock options on June 14, 1999, which were fully vested, and which expire on June 13, 2009. The Agreement also provided for the immediate acceleration of the vesting of all of Dr. Lidow's outstanding unvested stock options and extended the period during which the options could be exercised. Under the Agreement, Dr. Lidow will provide consulting services to the Company for a period of two years for which he will be compensated $100,000 per quarter plus associated expenses.

    In connection with Dr. Derek B. Lidow's exercise of an option on June 23, 1999 to purchase 64,000 shares of IR Common Stock, the Company had an outstanding receivable from Dr. Lidow for $597,694 at June 30, 1999, which was paid off on July 7, 1999.

    During the fiscal year, the Company paid $310,160 to the Law Offices of Janet K. Hart for legal and negotiation services rendered to the Company. Ms. Hart is the wife of Dr. Alexander Lidow.

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data is as follows (000's except per share amounts):

                                                                NET
                                                           INCOME (LOSS)
                                                NET          PER COMMON                   LOSS PER                    NET
                                               INCOME         SHARE --                     COMMON                   INCOME
                                               (LOSS)        BASIC AND                    SHARE DUE                 (LOSS)
                                               BEFORE      DILUTED BEFORE   CUMULATIVE       TO                       PER
                                             CUMULATIVE      CUMULATIVE      EFFECT OF   CUMULATIVE                 COMMON
                                             EFFECT OF         EFFECT       ACCOUNTING    EFFECT OF      NET       SHARE --
                                   GROSS     ACCOUNTING    OF ACCOUNTING    CHANGE, NET  ACCOUNTING     INCOME     BASIC AND
                      REVENUES    PROFIT       CHANGE          CHANGE         OF TAX       CHANGE       (LOSS)      DILUTED
                     ----------  ---------  ------------  ----------------  -----------  -----------  ----------  -----------
1999
1st Quarter........  $  127,493  $  36,210   $       34      $     0.00      $ (26,154)   $   (0.50)  $  (26,120)  $   (0.50)
2nd Quarter........     132,837     36,153       19,794            0.38                                   19,794        0.38
3rd Quarter........     137,550     39,881        4,004            0.08                                    4,004        0.08
4th Quarter........     147,491     39,748       (3,456)          (0.07)                                  (3,456)      (0.07)

1998
1st Quarter........  $  133,111  $  44,951                                                            $    6,095   $    0.12
2nd Quarter........     144,622     47,850                                                                 6,699        0.13
3rd Quarter........     140,376     44,514                                                                 3,284        0.06
4th Quarter........     133,782     38,849                                                                   397        0.01

------------------------

    The results, as noted above, for the first quarter in fiscal 1999 differ from those previously reported on Form 10-Q for that quarter, due to the adoption of SOP 98-5. No changes were made to the remaining fiscal 1999 quarters due to immateriality.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    For information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held November 22, 1999, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1999, and which is incorporated herein by reference. Certain information concerning the Executive Officers of the Company is included in Part I. See "Additional Item" on page 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a. Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 26.

    b. Exhibits filed as part of this report are listed on the Exhibit Index on page 55.

    c. The Company filed a report on Form 8-K relating to "Other Events" on July 6, 1999 regarding a Credit Agreement dated July 1, 1999 by and among International Rectifier Corporation, Banque Nationale de Paris, and Sanwa Bank California as agents for a group of lenders.

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

10(i)        Line of Credit Agreement between International     Form 10-K--Annual Report Pursuant to Section 13
              Rectifier Corporation and Sanwa Bank California    or 15(d) of the Securities Exchange Act of 1934
              dated as of June 30, 1993 and amended as of        for Fiscal Years Ended June 30, 1993, 1994,
              August 24, 1993, November 22, 1993, July 1,        1995, and 1996, and Form 10-Q for the quarterly
              1994, December 30, 1994, February 28, 1995,        period ended March 31, 1996, Commission File No.
              February 29, 1996, and June 28, 1996               1-7935

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

10(k)        Revolving Credit Agreement between International   Form 10-K--Annual Report Pursuant to Section 13
              Rectifier Corporation and Wells Fargo Bank, N.A.   or 15(d) of the Securities Exchange Act of 1934
              dated as of July 1, 1994 and amended as of         for Fiscal Years Ended June 30, 1994, 1995, and
              December 30, 1994, March 31, 1995, and May 15,     1996, Commission File No. 1-7935
              1996

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

10(n)        Revolving Credit Agreement between International   Form 10-K--Annual Report Pursuant to Section 13
              Rectifier Corporation and Nationsbank of Texas,    or 15(d) of the Securities Exchange Act of 1934
              N.A. dated as of June 15, 1995 and amended as of   for Fiscal Years Ended June 30, 1995 and 1996,
              June 6, 1996                                       Commission File No. 1-7935

EXHIBIT NO.                        ITEM                                             DOCUMENT
-----------  -------------------------------------------------  -------------------------------------------------
10(o)        Term Loan Agreement between International          Form 10-Q for the quarterly period ended March
              Rectifier Corporation and Sanwa Bank California    31, 1996, Commission File No. 1-7935
              (Sanwa Term Facility #2) dated March 26, 1996

10(p)        Term Loan Agreement between International          Form 10-K--Annual Report Pursuant to Section 13
              Rectifier Corporation and Sumitomo Trust &         or 15(d) of the Securities Exchange Act of 1934
              Banking Co., LTD., Los Angeles Agency dated June   for Fiscal Year Ended June 30, 1996, Commission
              12, 1996                                           File No. 1-7935

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

10(t)        Amendment to Term Loan Agreement between           Form 10-K--Annual Report Pursuant to Section 13
              International Rectifier Corporation and Sumitomo   or 15(d) of the Securities Exchange Act of 1934
              Trust & Banking Co., LTD., Los Angeles Agency      for Fiscal Year Ended June 30, 1997, Commission
              dated as of May 9, 1997                            File No. 1-7935

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

EXHIBIT NO.                        ITEM                                             DOCUMENT
-----------  -------------------------------------------------  -------------------------------------------------
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

10(ab)       Amendment to Executive Employment Agreement dated  Form 10-K--Annual Report Pursuant to Section 13
              May 15, 1991 between International Rectifier       or 15(d) of the Securities Exchange Act of 1934
              Corporation and Eric Lidow amended as of June      for Fiscal Year Ended June 30, 1998, Commission
              22, 1998                                           File No. 1-7935

10(ac)       Amendment to International Rectifier Corporation   Form 10-K--Annual Report Pursuant to Section 13
              Grantor Trust for Retirement Benefits for Eric     or 15(d) of the Securities Exchange Act of 1934
              Lidow, dated October 25, 1995 and amended as of    for Fiscal Year Ended June 30, 1998, Commission
              February 22, 1996 and June 22, 1998                File No. 1-7935

10(ad)       Amendment to International Rectifier Corporation   Form 10-K--Annual Report Pursuant to Section 13
              Grantor Trust for Retirement Benefits for Eric     or 15(d) of the Securities Exchange Act of 1934
              Lidow, dated October 25, 1995 and amended as of    for Fiscal Year Ended June 30, 1998, Commission
              February 22, 1996, June 22, 1998, and August 5,    File No. 1-7935
              1998

10(ae)       Amendment to Executive Employment Agreement dated  Form 10-K--Annual Report Pursuant to Section 13
              May 15, 1991 between International Rectifier       or 15(d) of the Securities Exchange Act of 1934
              Corporation and Eric Lidow amended as of June      for Fiscal Year Ended June 30, 1998, Commission
              22, 1998 and August 5, 1998                        File No. 1-7935

SUBMITTED HEREWITH:

    See page 26 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

EXHIBIT NO.                        ITEM                                             DOCUMENT
-----------  -------------------------------------------------  -------------------------------------------------
 3(d)        First Amendment to Amended and restated By-Laws
              of the Company, dated August 25, 1997

 4(a)        Amended and Restated Rights Agreement between
              International Rectifier Corporation and
              ChaseMellon Shareholder Services, L.L.C., dated
              as of December 15, 1998

10(af)       Consulting, Nondisclosure, Severance and
              Resignation Agreement between Derek Lidow and
              International Rectifier Corporation, dated as of
              May 10, 1999

10(ag)       First Amendment dated September 29, 1999, to
              Consulting, Nondisclosure, Severance and
              Resignation Agreement between Derek Lidow and
              International Rectifier Corporation, dated as of
              May 10, 1999

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

                                INTERNATIONAL RECTIFIER CORPORATION
                                (Registrant)

                                By:             /s/ MICHAEL P. MCGEE
                                     -----------------------------------------
                                                  Michael P. McGee
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

Date: September 30, 1999

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

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

        /s/ ERIC LIDOW
------------------------------  Chairman of the Board       September 30, 1999
          Eric Lidow

     /s/ ALEXANDER LIDOW
------------------------------  Director, Chief Executive   September 30, 1999
       Alexander Lidow            Officer

    /s/ ROBERT J. MUELLER
------------------------------  Director, Executive Vice    September 30, 1999
      Robert J. Mueller           President

      /s/ DEREK B. LIDOW
------------------------------  Director                    September 30, 1999
        Derek B. Lidow

       /s/ GEORGE KRSEK
------------------------------  Director                    September 30, 1999
         George Krsek

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ JACK O. VANCE
------------------------------  Director                    September 30, 1999
        Jack O. Vance

      /s/ ROCHUS E. VOGT
------------------------------  Director                    September 30, 1999
        Rochus E. Vogt

     /s/ DONALD S. BURNS
------------------------------  Director                    September 30, 1999
       Donald S. Burns

     /s/ JAMES D. PLUMMER
------------------------------  Director                    September 30, 1999
       James D. Plummer

      /s/ MINORU MATSUDA
------------------------------  Director                    September 30, 1999
        Minoru Matsuda

                                                                     SCHEDULE II

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                   (IN 000'S)

                                                                   ADDITIONS
                                             ------------------------------------------------------
                                              BALANCE AT    CHARGED TO
                                             BEGINNING OF    COST AND    CHARGED TO    DEDUCTIONS    BALANCE AT END
DESCRIPTION                                     PERIOD       EXPENSES     OTHER (2)        (1)         OF PERIOD
-------------------------------------------  -------------  -----------  -----------  -------------  --------------
1999

Allowance for doubtful accounts............    $   1,401     $   1,280    $     117     $    (630)     $    2,168
Deferred tax valuation allowance...........        4,297        20,669        6,846            --          31,812
Inventory valuation reserve................        2,551         6,528           --        (5,793)          3,286

1998

Allowance for doubtful accounts............        1,043           851          (88)         (405)          1,401
Deferred tax valuation allowance...........        4,870           377           --          (950)          4,297
Inventory valuation reserve................        3,580         3,572           --        (4,601)          2,551

1997

Allowance for doubtful accounts............        1,014           428           --          (399)          1,043
Deferred tax valuation allowance...........           --         4,870           --            --           4,870
Inventory valuation reserve................        6,084           596           --        (3,100)          3,580

------------------------

(1) Deductions include the write-off of uncollectible amounts with respect to trade accounts receivable, obsolete and scrap inventory, revaluation or write-off of state valuation allowance, and the effects of Statement of Financial Accounting Standards No. 52.

(2) 1999 charge relates to the cumulative effect of change in accounting principle.