Form 10-Q
period 1999-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 1999-11-17
CIK 316793

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     Form 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1999
                                       ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________to _________________

     Commission File    No. 1-7935
                        -----------


                       INTERNATIONAL RECTIFIER CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                  95-1528961
---------------------------------           ----------------------------
(State or other jurisdiction                (IRS employer identification
of incorporation or organization)                      number)


         233 Kansas Street
       El Segundo, California                            90245
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (310) 726-8000

                                   No Change
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                      if changed since last report)

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

There were 52,013,271 shares of the registrant's common stock, par value $1.00 per share, outstanding on November 12, 1999.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

                                                              Page
                                                            Reference
                                                            ---------
     ITEM 1.   FINANCIAL STATEMENTS

               Unaudited Consolidated Statement of
                 Income for the Three-Month Periods
                 Ended September 30, 1999 and 1998                3


               Unaudited Consolidated Statement of
                 Comprehensive Income for the Three-Month
                 Periods Ended September 30, 1999 and 1998        4


               Consolidated Balance Sheet as of
                 September 30, 1999 (unaudited) and
                 June 30, 1999                                    5


               Unaudited Consolidated Statement of
                 Cash Flows for the Three-Month
                 Periods Ended September 30, 1999
                 and 1998                                         6


               Notes to Unaudited Consolidated
                 Financial Statements                             7


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS                                   16


     ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES
                 ON MARKET RISK                                  24


PART II.  OTHER INFORMATION

     None


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share amounts)

                                                       Three Months Ended
                                                          September 30,
                                                 -----------------------------
                                                                       1998
                                                     1999           (restated)
                                                 -----------       -----------
Revenues                                         $152,239            $127,493
Cost of sales                                     104,020              91,283
                                                 --------            --------
   Gross profit                                    48,219              36,210

Selling and administrative expense                 26,656              24,207
Research and development expense                   10,596              10,021
                                                 --------            --------
   Operating profit                                10,967               1,982

Other income (expense):
   Interest, net                                   (3,425)             (2,451)
   Other, net                                           -                 518
                                                 --------            --------
Income before income taxes and cumulative
   effect of accounting change                      7,542                  49

Provision for income taxes                          2,413                  15
                                                 --------            --------
Income before cumulative effect of accounting
   change                                           5,129                  34
Cumulative effect of change in accounting
   principle, net of income tax benefit
   of $5,431                                            -             (26,154)
                                                 --------            --------
 Net income (loss)                               $  5,129            $(26,120)
                                                 ========            ========

Net income (loss) per common share - Basic
 and Diluted:
   Income (loss) before cumulative effect of
     change in accounting principle              $   0.10            $   0.00
   Cumulative effect of change in accounting
     principle                                          -               (0.50)
                                                 --------            --------
   Net income (loss) per common share            $   0.10            $  (0.50)
                                                 ========            ========

Average common shares outstanding - Basic          51,928              51,514
                                                 ========            ========

Average common shares and potentially dilutive
   securities outstanding - Diluted                53,096              51,519
                                                 ========            ========

        The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                       Three Months Ended
                                                          September 30,
                                                 -----------------------------
                                                                       1998
                                                     1999           (restated)
                                                 -----------       -----------
Net income (loss)                                $  5,129            $(26,120)

Other comprehensive income:
  Foreign currency translation adjustments          1,698               2,030
                                                 --------            --------
Comprehensive income (loss)                      $  6,827            $(24,090)
                                                 ========            ========



           The accompanying notes are an integral part of this statement.

                   INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                                       (In thousands)

                                               September 30,
                                                    1999           June 30,
                                                (unaudited)          1999
                                               -------------       --------
ASSETS
Current assets:
   Cash and cash equivalents                     $ 27,561          $ 31,497
   Short-term investments                           3,000             8,900
   Trade accounts receivable, net                 131,189           121,659
   Inventories                                    110,143           108,463
   Deferred income taxes                           15,573            16,078
   Prepaid expenses and other receivables          15,254            19,677
                                                 --------          --------
     Total current assets                         302,720           306,274
Property, plant and equipment, net                385,328           380,504
Other assets                                       23,467            22,307
                                                 --------          --------
   Total assets                                  $711,515          $709,085
                                                 ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank loans                                    $ 12,244          $ 14,996
   Long-term debt, due within one year              8,027             8,047
   Accounts payable                                65,096            64,809
   Accrued salaries, wages and commissions         20,195            19,546
   Other accrued expenses                          30,337            33,234
                                                 --------          --------
     Total current liabilities                    135,899           140,632
Long-term debt, less current maturities           156,002           158,418
Other long-term liabilities                         7,094             7,142
Deferred income taxes                               6,114             6,619

Stockholders' equity:
   Common stock                                    53,581            51,781
   Capital contributed in excess of par value     259,252           257,746
   Retained earnings                               97,996            92,868
   Accumulated other comprehensive income          (4,423)           (6,121)
                                                 --------          --------
     Total stockholders' equity                   406,406           396,274
                                                 --------          --------
     Total liabilities and stockholders' equity  $711,515          $709,085
                                                 ========          ========

        The accompanying notes are an integral part of this statement.

                INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                              Three Months Ended
                                                                 September 30,
                                                          -------------------------
                                                                            1998
                                                               1999      (restated)
                                                           ----------   -----------
Cash flow from operating activities:
  Net income (loss)                                         $  5,129     $(26,120)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                            13,147       11,426
     Deferred income                                            (150)        (150)
     Deferred income taxes                                        (6)         656
     Deferred compensation                                         4       (6,241)
     Cumulative effect of change in accounting principle           -       26,154
  Change in working capital                                   (4,488)       5,999
                                                            --------     --------
Net cash provided by operating activities                     13,636       11,724
                                                            --------     --------

Cash flow from investing activities:
  Additions to property, plant and equipment                 (16,271)     (27,776)
  Purchase of short-term investments                          (3,000)           -
  Proceeds from sale of short-term investments                 8,900       13,232
  Change in other noncurrent assets                           (1,085)       4,561
                                                            --------     --------
Net cash used in investing activities                        (11,456)      (9,983)
                                                            --------     --------

Cash flow from financing activities:
  Net repayments of short-term bank debt                     (3,400)     (24,263)
  Proceeds from issuance of (repayments of)
      long-term debt                                            (122)      38,047
  Payments on long-term debt and obligations
      under capital leases                                    (2,549)     (19,270)
  Net proceeds from issuance of common stock                   3,287        1,160
  Other                                                       (3,810)       1,949
                                                            --------     --------
Net cash used in financing activities                         (6,594)      (2,377)
                                                            --------     --------
Effect of exchange rate changes on cash and
      cash equivalents                                           478          218
                                                            --------     --------
Net decrease in cash and cash equivalents                     (3,936)        (418)
Cash and cash equivalents, beginning of period                31,497       32,294
                                                            --------     --------
Cash and cash equivalents, end of period                    $ 27,561     $ 31,876
                                                            ========     ========

            The accompanying notes are an integral part of this statement.

            INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999


1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1999 and the consolidated results of operations and cash flows for the three-month periods ended September 30, 1999 and 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

     The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1999.

     The Company operates on a fiscal year calendar under which the three months ended September 30, 1999 and 1998 consisted of 13 weeks.


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

     The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 30, 1999 and 1998 (in thousands except per share amounts):


                                             Net Income      Shares        Per Share
                                             (Numerator)  (Denominator)     Amount
                                             -----------  -------------    ---------
Three Months ended September 30, 1999
  Net income per common share - Basic.......  $  5,129        51,928         $  0.10
  Effect of dilutive securities:
    Stock options...........................         -         1,168               -
                                              --------------------------------------
  Net income per common share - Diluted.....  $  5,129        53,096         $  0.10
                                              ======================================

                                              Net Loss      Shares        Per Share
                                             (Numerator)  (Denominator)     Amount
                                             -----------  -------------    ---------
Three Months ended  September 30, 1998
  (Restated)
  Net loss per common share - Basic.........  $(26,120)       51,514         $ (0.50)
  Effect of dilutive securities:
    Stock options...........................          -            5               -
                                              --------------------------------------
  Net loss per common share - Diluted.......  $(26,120)       51,519         $ (0.50)
                                              ======================================


3.   INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at September 30, 1999 and June 30, 1999 were comprised of the following (in thousands):


                                September 30, 1999          June 30, 1999
                                ------------------          -------------
       Raw materials                $ 15,444                   $ 15,277
       Work-in-process                52,749                     52,124
       Finished goods                 41,950                     41,062
                                    --------                   --------
                                    $110,143                   $108,463
                                    ========                   ========


4.   LONG-TERM DEBT AND OTHER LOANS

     A summary of the Company's long-term debt and other loans at September 30, 1999 is as follows (in thousands):

                                                                      September 30,
                                                                           1999
                                                                      -------------
   Domestic bank loans collateralized by the majority
     of the Company's assets, payable in quarterly installments of principal and interest at variable rates of 8.3% and 8.8%,
     due in 2004 and 2005                                               $  153,634

   Capitalized lease obligations payable in varying monthly
     installments primarily at rates from 6.3% to 8.5%                       5,140

   Foreign bank loans collateralized by property and/or
     equipment, payable in varying monthly installments at 10.8%,
     due in 2000                                                               113

   Foreign unsecured bank loans payable in varying monthly
     installments at rates from 4.3% to 8.4%, due in 2000
     through 2006                                                            5,142
                                                                        ----------
   Debt, including current portion of long-term debt of $8,027             164,029
   Foreign unsecured revolving bank loans at rates from
   1.5% to 8.5%                                                             12,244
                                                                        ----------
   Total Debt                                                           $  176,273
                                                                        ==========

     In June 1999, the Company entered into a syndicated Credit Agreement with Banque Nationale de Paris. The financing consisted of two term loans totaling $155 million due in 2004 and 2005 and a $70 million revolving line of credit. The proceeds from the term loans were used to pay down all of the Company's existing long-term unsecured bank loans and substantially all domestic bank loans. As of September 30, 1999, $153.6 million was outstanding against these two term loans, and no borrowings have occurred against the $70 million revolving line of credit. The interest rate on these two term loans is based on a rate of 3.0% to 3.5% above the applicable LIBOR rate. The loans are collateralized by the majority of the Company's assets. The Credit Agreement imposes some restrictions, including the following: (a) maximum leverage, minimum interest coverage and fixed charge coverage ratios (b) minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) (c) maximum capital expenditures and
     (d) a limitation on losses. The Credit Agreement also restricts the Company with respect to the payment of cash dividends, the sale of assets, mergers and acquisitions, additional financing, and investments.

5.   RESTRUCTURING AND SEVERANCE CHARGES

     During the second quarter of fiscal 1999, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, to centralize more of its European customer service and administrative activities, and to reduce personnel. The Company expects to complete this operational transition over the nine months ending on June 30, 2000. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily operators and technicians;
     $6.1 million for the write-off of assets to be abandoned; and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down (primarily building improvements relating to the high-volume assembly production lines and production information systems) will remain in use, and all will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, the Company recorded a charge of $4.2 million relating to additional severance costs, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. The severance per person was larger for the third-quarter fiscal 1999 restructuring versus the second-quarter fiscal 1999 restructuring as the 43 positions included in the third-quarter fiscal 1999 restructuring are primarily highly paid employees in sales and administrative management. The 350 positions in the second-quarter fiscal 1999 restructuring were primarily operators and technicians who on average have a much lower salary level. The Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

     As of September 30, 1999, the Company had eliminated 32 positions, paid $3.4 million for termination benefits related to this program and recorded the asset impairment of $8.6 million. The remaining unutilized restructuring accrual of $6.7 million, which is classified as current, relates to severance payments to be made to these previously notified employees for positions that are scheduled to be eliminated during the next nine months.

     During the fourth quarter of fiscal 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This includes a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of September 30, 1999, the Company had eliminated 23 positions and paid $4.0 million in termination benefits. The remaining unutilized severance accrual of $4.3 million at September 30, 1999, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next nine months.


6.   GEOGRAPHICAL INFORMATION

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 in fiscal 1999. The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for 1999 and 1998 is presented below (000's):

                                                      Three Months Ended
                                                        September 30,
                                                      1999          1998
                                                      ----          ----
Revenues from Unaffiliated Customers
  England.......................................   $ 17,455       $ 20,305
  Singapore.....................................     26,582         18,586
  Other Foreign.................................     41,476         26,397
                                                   -----------------------
    Subtotal - Foreign..........................     85,513         65,288
  United States.................................     59,314         57,767
  Unallocated royalties.........................      7,412          4,438
                                                   -----------------------
    Total.......................................   $152,239       $127,493
                                                   =======================

                                                  September 30,    June 30,
                                                      1999          1999
                                                      ----          ----
Identifiable Assets
  England.......................................   $ 88,831       $103,002
  Singapore.....................................     63,482         62,625
  Other Foreign.................................     55,484         32,549
                                                   -----------------------
    Subtotal - Foreign..........................    207,797        198,176
  United States.................................    467,700        482,636
  Corporate assets..............................     36,018         28,273
                                                   -----------------------
    Total.......................................   $711,515       $709,085
                                                   =======================

     Corporate assets consist of cash, short-term investments, royalties receivable, inventory reserves, deferred taxes and certain other assets.

     One customer accounted for 11.1% of the Company's consolidated net revenues in the quarter ended September 30, 1999. No single customer accounted for more than 10% of the Company's consolidated net revenues in the quarter ended September 30, 1998.


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

     However, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated, or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future which could have a material adverse effect on the Company's results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

     The Company and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has settled all outstanding claims that have arisen out of the OII Site. No claims against Rachelle have been settled.

     The Company received a letter dated July 25, 1995 from the U.S.
     Department of Justice, directed to Rachelle, offering to settle claims against Rachelle relating to the first elements of clean-up work at the OII Site for $4,953,148 (the final remedy assessment has not yet been made). The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the OII Site. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle were hazardous. Neither the Company nor Rachelle, nor counsel for either of them, have received any further communication in connection with Rachelle's involvement with the OII Site.

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

     The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that it may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. In June 1995, the Company joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, although the actual cost could be much higher. The Company estimated that it sent approximately 0.1% of the waste, by weight, sent by all PRPs contributing to the clean-up of the site, and the Company believes the cost of the clean-up will be roughly allocated among PRPs by the amount of waste contributed. On July 31, 1999, the group proposed two settlement offers to the Company: one for $34,165 and the second for $68,330. The first settlement offer covers investigation and remediation of the site itself and a small area extending beyond the site. The second settlement offer covers this area plus all additional downgradient contamination. The Company accepted the $68,330 settlement offer, which requires EPA acceptance, on September 14, 1999 and made the required payment on September 28, 1999. There can be no assurance, however, that the EPA will accept the settlement offers or what the ultimate outcome of this matter will be. The Company believes that, whatever the outcome, it will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


8.   INTELLECTUAL PROPERTY RIGHTS

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


10.  RELATED PARTIES

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

11.  RESTATEMENT

     In fiscal 1999, the Company reported a non-cash, after-tax charge of $26.2 million associated with the early adoption of Statement of Position ("SOP") 98-5, a mandated change in accounting practices for certain start-up and preoperating costs. This cumulative effect of accounting change was recorded retroactively to the first quarter of 1999 as a one-time charge. Such costs had previously been deferred and amortized by the Company. Therefore, the three months ending September 30, 1998 have been restated to reflect the above charge.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

The following table sets forth certain items as a percentage of revenues.

                                                    Three Months Ended
                                                        September 30,
                                                        (Unaudited)
                                                    ------------------
                                                            1998
                                                     1999   (restated)
                                                    ------------------

Revenues                                            100.0%    100.0%
Cost of sales                                        68.3      71.6
                                                    ------    ------
Gross profit                                         31.7      28.4

Selling and administrative expense                   17.5      19.0
Research and development expense                      7.0       7.9
                                                    ------    ------
Operating profit                                      7.2       1.5

Interest expense, net                                (2.2)     (1.9)
Other income, net                                     0.0       0.4
                                                    ------    ------
Income before income taxes and
    effect of accounting change                       5.0       0.0
Provision for income taxes                            1.6       0.0
                                                    ------    ------
Income before cumulative effect of
    accounting change                                 3.4       0.0
Cumulative effect of change in accounting
    principle                                         0.0     (20.5)
                                                    ------    ------
Net income (loss)                                      3.4%    (20.5)%
                                                    ======    ======


Revenues for the three months ended September 30, 1999 increased 19.4% to $152.2 million from $127.5 million in the prior-year period. This September-quarter revenue increase reflected strong telecom and PC demand, and relatively stable pricing. Revenues in the current quarter included
$7.4 million of net patent royalties, versus $4.4 million in the prior-year period, reflecting a number of new license agreements and market growth.

Product sales by region (based on the location of the customer) for the three months ended September 30, 1999 were approximately 37% from North America, 25% from Europe and 39% from Asia, which includes Japan and Asia Pacific, compared to 42%, 26% and 32%, respectively, in the prior-year period. Revenue in Asia increased 41% over the prior-year period as a result of increased activity in the computer-related segments and some U.S.-based customers moving operations to Asia. Europe revenue was up 11% over the prior-year period due to increased activity in most market segments. Revenue in North America increased 4% over the prior-year period, despite the impact of the movement of certain customers from the U.S. to Asia.

September-quarter orders rose by 42% year-to-year due to sell-through of IR product in the distribution channel. In addition, IR's unit shipments have increased by 45% year-to-year. The Company anticipates increasing levels of unit shipments from new products into digital cell phones, systems using Intel's Pentium III and AMD's Athlon microprocessors, and power supplies for routers and servers.

September-quarter gross margin was 31.7% of revenues ($48.2 million) compared to 28.4% of revenues ($36.2 million) for the year-ago quarter. Despite slightly lower prices, the gross margin increase reflected a higher proportion of revenue from new and proprietary products and lower manufacturing costs.

September-quarter selling and administrative expense was $26.7 million (17.5% of revenues) versus $24.2 million (19.0% of revenues) in the comparable year-ago quarter. This reflects initiatives to increase the productivity of selling and administrative activities as well as the benefit of restructuring programs.

In the quarter ended September, the Company's research and development expenditures increased to $10.6 million (7.0% of revenues) compared to $10.0 million (7.9% of revenues) in the comparable prior-year period. The Company anticipates maintaining this level of research and development expenditures in order to accelerate the development of new products.

With respect to current-quarter activity related to restructuring and severance charges taken in prior periods, refer to Note 5 of the Notes to Unaudited Consolidated Financial Statements.

Net interest expense was $3.4 million compared to $2.5 million in the prior-year period, reflecting increased interest expense primarily as a result of higher average interest rates on domestic debt from a new credit agreement entered into at the end of the fourth quarter of fiscal 1999.

Net foreign currency gains and losses were less than $1 million in each three-month period.

In fiscal 1999, the Company reported a non-cash, after-tax charge of $26.2 million associated with the early adoption of Statement of Position ("SOP") 98-5, a mandated change in accounting practices for certain start-up and preoperating costs. This cumulative effect of accounting change was recorded retroactively to the first quarter of fiscal 1999 as a one-time charge. Such costs had previously been deferred and amortized by the Company.


SEASONALITY


The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 48% of annual revenues in the first half and 52% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalent balances and short-term investments of $27.6 million and $3.0 million, respectively. During the three-month period ended September 30, 1999, operating activities increased cash flow by $13.6 million.

Net investing activities consumed $11.5 million, primarily due to capital expenditures of $16.3 million. This was partially offset by short-term investment activities. At September 30, 1999, the Company had made purchase commitments for capital expenditures of approximately $13.8 million. Assuming existing market conditions, the Company plans fiscal 2000 capital investments of approximately $60 million, principally for fabrication and assembly capacity to meet market demand. The Company intends to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations, and, as needed, from funds available from a revolving credit facility. Although the Company believes that funding will be sufficient, it may also consider other external sources including, but not limited to, public or private offerings of debt or equity or equipment leasing.

Cash used in financing activities consumed $6.6 million. In June 1999, the Company entered into a syndicated Credit Agreement with Banque Nationale de Paris. The financing consisted of two term loans totaling $155 million due in 2004 and 2005 and a $70 million revolving line of credit. The proceeds from the term loans were used to pay down all of the Company's existing long-term unsecured bank loans and substantially all domestic bank loans. As of September 30, 1999, $153.6 million was outstanding against these two term loans, and no borrowings have occurred against the $70 million revolving line of credit. The interest rate on these two term loans is based on a rate of 3.0% to 3.5% above the applicable LIBOR rate. The loans are collateralized by the majority of the Company's assets. The Credit Agreement imposes some restrictions, including the following: (a) maximum leverage, minimum interest coverage and fixed charge coverage ratios, (b) minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization), (c) maximum capital expenditures and, (d) a limitation on losses. The Credit Agreement also restricts the Company with respect to the payment of cash dividends, the sale of assets, mergers and acquisitions, additional financing, and investments.
The Company also had $21.8 million in foreign revolving lines of credit, against which $12.2 million had been borrowed. Foreign term loan facilities of $5.3 million and equipment financing facilities of $5.1 million were both fully utilized. As of September 30, 1999, the Company had $255.8 million under its credit facilities, against which $176.3 million had been borrowed.

Based on cash and cash equivalents on hand, short-term investments and its credit facilities, at September 30, 1999, the Company's liquidity was $110.1 million.

Three class action lawsuits have been brought against the Company and its Board of Directors. See Note 9. Litigation for further information. Although the Company believes that these class action lawsuits are without merit, the ultimate outcome and the related effect on liquidity thereof cannot be presently determined. Accordingly, the Company has not made any provision for any liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity, see Note 7. Environmental Matters.

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

The Company has initiated an internal analysis to determine the effects of the January 1, 2002 conversion. The current assessment includes the potential impact of the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, the impact on currency exchange rate risk and currency exchange costs, and the impact on existing contracts.

Based on currently available information, management does not believe that the euro conversion will have a material adverse impact on the Company's business or financial condition. The Company will continue to evaluate the impact of the euro conversion.


RESTRUCTURING AND SEVERANCE CHARGES

During the second quarter of fiscal 1999, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, to centralize more of its European customer service and administrative activities, and to reduce personnel. The Company expects to complete this operational transition over the nine months ending on June 30, 2000. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily operators and technicians; $6.1 million for the write-off of assets to be abandoned; and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down (primarily building improvements relating to the high-volume assembly production lines and production information systems) will remain in use, and all will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, the Company recorded a charge of $4.2 million relating to additional severance costs, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. The severance per person was larger for the third-quarter fiscal 1999 restructuring versus the second-quarter fiscal 1999 restructuring as the 43 positions included in the third-quarter fiscal 1999 restructuring are primarily highly paid employees in sales and administrative management. The 350 positions in the second-quarter fiscal 1999 restructuring were primarily operators and technicians who on average have a much lower salary level. The Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

The anticipated cost savings from the second and third fiscal 1999 quarter restructuring activities are expected to save the Company approximately $5 million in fiscal 2000 and $13 million annually thereafter. The estimated savings consist of lower direct labor cost, lower factory overhead (including lower depreciation expense), lower materials costs and lower selling and administrative costs.

As of September 30, 1999, the Company had eliminated 32 positions, paid $3.4 million for termination benefits related to this program and recorded the asset impairment of $8.6 million. The remaining unutilized restructuring accrual of $6.7 million, which is classified as current, relates to severance payments to be made to these previously notified employees for positions that are scheduled to be eliminated during the next nine months.

During the fourth quarter of fiscal 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination
of approximately 39 positions.   This includes a reduction in sales and
administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of September 30, 1999, the Company had eliminated 23 positions and paid $4.0 million in termination benefits. The remaining unutilized severance accrual of $4.3 million at September 30, 1999, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next nine months.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective the first day of fiscal 2000, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The new guidance does not significantly differ from the Company's previous accounting treatment for software developed or obtained for internal use, and as a result, did not have a significant impact on the Consolidated Financial Statements.

During fiscal 1999, the Company elected early adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard, issued in April 1998 by the American Institute of Certified Public Accountants, requires most entities to expense all start-up and preoperating costs as they are incurred. The Company previously deferred such costs and amortized them over the life of the related asset following the start-up of each new process. The fiscal 1999 adoption of SOP 98-5 was required to be made retroactive to the first quarter. The cumulative effect of this change in accounting principle, net of income tax benefit of $5.4 million, was $26.2 million or $0.50 per basic and diluted share and was recorded retroactively to the first quarter of fiscal 1999 as a one-time charge. Currently, all start-up and preoperating costs are expensed as incurred.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on the Consolidated Financial Statements.

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

The Company's Global Year 2000 Team was formed to manage and coordinate company-wide Year 2000 initiatives, while local site teams address research and remediation for site-specific equipment, facilities and suppliers. Worldwide, the Company currently employs approximately 50 employees that are addressing the Year 2000 issue, 15 of whom are engaged in this effort on a full-time basis. The Company is currently estimating $7.7 million for the cost of investigation and remediation for the period August 1997 to March 2000. The estimate includes staff salaries and remediation expenses. Through September 30, 1999, the Company has expensed $6.6 million of this estimate.

The Company prioritized efforts to prepare its information systems for Year 2000 based on the importance of each system to the Company's operations and the potential impact of non-compliance. The Company is remediating its information systems in phases, by first establishing an inventory of its information systems and then assessing, correcting, testing, and certifying them for compliance. As of May 31, 1999 and in accordance with the Company's project plan, corrective actions were deployed for all mission critical items. Having achieved the May 31st milestone for mission critical items, the Company's project remains on schedule and the Company expects to document its remediation efforts for non-critical items on or before November 30, 1999. Furthermore, the Company has established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

The Company is continuing to certify one system as Year 2000 ready pursuant to the BSI DISC PD2000-1 definition. This system has been tested internally, certification efforts are on-going and contingency plans are being developed, and, if necessary, this system will be upgraded during a local plant shutdown for routine maintenance purposes in late December 1999 or early January 2000. Management does not believe that certification of this system, or the use of contingency plans if certification is not achieved, will have a material adverse impact on the Company's financial condition, liquidity or results of operations.

As of May 31, 1999, the Company completed all remediation activity to determine Year 2000 readiness status for mission critical suppliers and business partners, including financial institutions with whom the Company has material relationships. Furthermore, the Company has in place contingency plans for mission critical suppliers or business partners that were not able to indicate their Year 2000 compliance or readiness. These contingency plans include the identification of possible alternate suppliers, possible alternate modes of transportation, and the identification of possible sources for an increase in raw material inventory. The remediation efforts and contingency plans for substantially all non-critical suppliers and business partners are expected to be documented on or before November 30, 1999.

Worldwide project auditing and Year 2000 certification is ongoing and to date indicates that the Company is positioned to complete the project on schedule.

Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition, liquidity, or results of operations. Currently, infrastructure service providers (e.g. utilities and transportation) are the areas of greatest concern. To date, interviews and surveys of the Company's power, water and transportation suppliers indicate that the most reasonably likely worst case scenarios would be a temporary disruption in utilities service, supplier delivery and/or shipments to customers. The Company is continuing to develop contingency plans to mitigate such disruptions in the event the Company or its material customers, suppliers or vendors are not Year 2000 compliant by January 1, 2000. IR should have substantially all of these contingency plans in place on or before November 30, 1999.

There can be no assurance that the Company's compliance efforts and contingency plans will adequately address every issue that may arise in the year 2000. Embedded microprocessors that regulate the basic infrastructure in various Company facilities may fail. The software that controls manufacturing processes may fail and shut down fabrication, assembly or packaging. The computers used in business and office operations may fail at the desktop or network level. On a broader scale, communication and power distribution may be disrupted, financial institutions may experience difficulties that prevent access to or the transfer of funds, and the transportation network, water supply and food distribution may be affected, negatively impacting employees as well as industry and commerce generally. In addition, International Rectifier has some facilities, customers and suppliers that are located in developing or formerly Eastern Bloc nations that have been identified by the United States Department of State as having a medium to high risk of failures in telecommunications, energy and/or transportation resulting from the Year 2000 problem. The costs of the Company's Year 2000 remediation and the dates on which the Company believes that it will be completed are based on the Company's best estimates, which were based on assumptions of future events, including the continued availability of certain resources, third-party compliance and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

INTEREST RATE RISK
The financial assets of the Company are not subject to significant interest rate risk due to their short duration. The financial liabilities of the Company that are subject to interest rate risk are its long-term debt obligations as of September 30, 1999 (see Note 4 of the Notes to the Unaudited Consolidated Financial Statements). A 70 basis-point increase in interest rates (approximately 10% of the Company's weighted average interest rate on debt) affecting the Company's financial instruments would have an immaterial effect on the Company's results of operations, financial position or cash flows.

Under the Company's new Credit Agreement entered into on June 30, 1999, the Company is required to hedging the interest rate for at least half of the $153.6 million in outstanding term loans under the agreement. The Company has now entered into interest rate swap agreements to hedge 50% of these outstanding term loans. The purpose of these swaps is to offset with a fixed interest rate a portion of the risk inherent in this variable-rate debt. At September 30, 1999, the Company held interest rate swaps with a notional amount of $76.8 million out of a total portfolio of variable rate debt outstanding in the amount of $153.6 million. Under these agreements, IR will pay the counterparties (the parties assuming the interest rate risk) interest at a weighted average fixed rate of 6.2% and the counterparties will pay IR interest at a variable rate equal to LIBOR. The weighted average three-month LIBOR rate applicable to these agreements was 5.6% at September 30, 1999.

FOREIGN CURRENCY RISK
The Company conducts business in various parts of the world and in various foreign currencies. The Company manages potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments to hedge foreign currency denominated receivables and payables at certain of its international subsidiaries. At quarter-end, the Company evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position, related to its outstanding foreign currency forward exchange contracts. If the Company assumed an adverse change of 10% in foreign exchange rates, the potential decrease in the Company's foreign currency position would have had an immaterial effect on the Company's results of operations, financial position and cash flows.

                       INTERNATIONAL RECTIFIER CORPORATION
                       -----------------------------------
                                   Registrant





November 17, 1999                           /s/  MICHAEL P. MCGEE
                                            ------------------------------
                                            Michael P. McGee
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer

PART II. OTHER INFORMATION

    None