Form 10-Q
period 1999-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2000-02-03
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  DECEMBER 31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                              ---------------------   -------------------------

COMMISSION FILE                       NO. 1-7935
               ----------------------------------------------------------------

                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                             95-1528961
------------------------                               ----------------------
(STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                               NUMBER)

233 KANSAS STREET
EL SEGUNDO, CALIFORNIA                                           90245
--------------------------                             ------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

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
YES X  NO
   --    --

THERE WERE 52,222,118 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON FEBRUARY 1, 2000.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


                                                                     PAGE
ITEM 1.   FINANCIAL STATEMENTS                                       REFERENCE
          Unaudited Consolidated Statement of
             Income for the Three- and Six-Month Periods
             Ended December 31, 1999 and 1998                          2

          Unaudited Consolidated Statement of Comprehensive
             Income for the Three- and Six-Month Periods
             Ended December 31, 1999 and 1998                          3

          Consolidated Balance Sheet as of
             December 31, 1999 (unaudited) and
             June 30, 1999                                             4

          Unaudited Consolidated Statement of
             Cash Flows for the Six-Month
             Periods Ended December 31, 1999
             and 1998                                                  5

          Notes to Unaudited Consolidated
             Financial Statements                                      6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS                                            14

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES
             ON MARKET RISK                                           21

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS                                         24


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            DECEMBER 31,                      DECEMBER 31,
                                                     1999              1998             1999              1998
                                                 -------------      -----------      ------------     --------------
                                                                                                        (RESTATED)
Revenues                                              $171,098          $132,837         $323,337          $260,330
Cost of sales                                          112,896            96,684          216,916           187,967
                                                   -----------       -----------      -----------       -----------
Gross profit                                            58,202            36,153          106,421            72,363
Selling and administrative expense                      27,084            24,398           53,740            48,605
Research and development expense                        11,064            10,397           21,660            20,418
Restructuring charge                                         -            12,000                -            12,000
                                                   -----------       -----------      -----------       -----------
Operating profit (loss)                                 20,054           (10,642)          31,021            (8,660)

Other income (expense):
Interest, net                                           (3,895)           (2,905)          (7,320)           (5,356)
Other, net                                                 600            43,829              600            44,347
                                                   -----------       -----------      -----------       -----------
Income before income taxes and
     cumulative effect of accounting
     change                                             16,759            30,282           24,301            30,331
Provision for income taxes                               4,375            10,488            6,788            10,503
                                                   -----------       -----------      -----------       -----------
Income before cumulative effect of
     accounting change                                  12,384            19,794           17,513            19,828
Cumulative effect of change in
     accounting principle, net of
     income tax benefit of $5,431                            -                -                 -           (26,154)
                                                   -----------       -----------      -----------       -----------
    Net income (loss)                                 $ 12,384         $  19,794         $ 17,513          $ (6,326)
                                                   ===========       ===========      ===========       ===========

Net income (loss) per common share - Basic:
  Income before cumulative effect
     of accounting change                             $   0.24         $    0.38         $   0.34          $   0.38
  Cumulative effect of change in
     accounting principle                                    -                 -                -             (0.50)
                                                   -----------       -----------      -----------       -----------
  Net income (loss) per common share -
     Basic                                            $   0.24         $    0.38         $   0.34          $  (0.12)
                                                   ===========       ===========      ===========       ===========
Net income (loss) per common share - Diluted:
  Income before cumulative effect
     of accounting change                             $   0.23         $    0.38         $   0.33          $   0.38
  Cumulative effect of change in
     accounting principle                                    -                 -                -             (0.50)
                                                   -----------       -----------      -----------       -----------
  Net income (loss) per common share -
     Diluted                                          $   0.23         $    0.38         $   0.33          $  (0.12)
                                                   ===========       ===========      ===========       ===========
Average common shares and potentially
      dilutive securities outstanding

         Basic                                          52,020            51,532           51,974            51,523
                                                   ===========       ===========      ===========       ===========
         Diluted                                        54,093            51,691           53,594            51,605
                                                   ===========       ===========      ===========       ===========


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)




                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              DECEMBER 31,                    DECEMBER 31,
                                                      1999               1998             1999             1998
                                                   ----------        -----------      -----------       -----------
                                                                                                         (RESTATED)
Net income (loss)                                      $12,384           $19,794          $17,513           $(6,326)

Other comprehensive income (loss), net of tax effect:

     Foreign currency translation
          adjustments                                     (659)              (53)           1,039             1,977
                                                    ----------       -----------      -----------       -----------

Comprehensive income (loss)                            $11,725           $19,741          $18,552           $(4,349)
                                                   ===========       ===========      ===========       ===========


Related deferred tax expense (benefit)                 $  (184)          $   (18)         $   290           $   684
                                                   ===========       ===========      ===========       ===========


The accompanying notes are an integral part of this statement.

                           INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                              (In thousands)



                                                   DECEMBER 31,
                                                       1999                JUNE 30,
                                                   (UNAUDITED)               1999
                                                ---------------         -------------
ASSETS
Current assets:
Cash and cash equivalents                            $ 30,028              $ 31,497
Short-term investments                                      -                 8,900
Trade accounts receivable, net                        145,804               121,659
Inventories                                           110,239               108,463
Deferred income taxes                                  15,069                16,078
Prepaid expenses and other receivables                 15,407                19,677
                                                     --------             ---------
    Total current assets                              316,547               306,274
Property, plant and equipment, net                    377,920               380,504
Other assets                                           24,422                22,307
                                                     --------             ---------
    Total assets                                     $718,889              $709,085
                                                     ========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans                                           $ 13,536              $ 14,996
Long-term debt, due within one year                     7,904                 8,047
Accounts payable                                       63,810                64,809
Accrued salaries, wages and commissions                17,444                19,546
Other accrued expenses                                 33,562                33,234
                                                     --------             ---------
    Total current liabilities                         136,256               140,632

Long-term debt, less current maturities               152,620               158,418
Other long-term liabilities                             6,719                 7,142
Deferred income taxes                                   5,608                 6,619

Stockholders' equity:
Common stock                                           52,061                51,781
Capital contributed in excess of par value            260,326               257,746
Retained earnings                                     110,381                92,868
Accumulated other comprehensive loss                   (5,082)               (6,121)
                                                     --------             ---------
    Total stockholders' equity                        417,686               396,274
                                                     --------             ---------
    Total liabilities and stockholders' equity       $718,889              $709,085
                                                     ========             =========


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                                                              SIX MONTHS ENDED
                                                                                                DECEMBER 31,
                                                                                          1999                  1998
                                                                                       ----------            --------
                                                                                                            (RESTATED)
Cash flow from operating activities:
Net income (loss)                                                                         $17,513            $ (6,326)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
    Depreciation and amortization                                                          26,316              23,285
    Deferred income                                                                          (300)               (300)
    Deferred income taxes                                                                      (8)              2,444
    Deferred compensation                                                                     (92)             (6,193)
    Restructuring charge                                                                        -              14,500
    Cumulative effect of accounting change                                                      -              26,154
    Change in working capital                                                             (20,125)            (13,978)
                                                                                       ----------            --------
Net cash provided by operating activities                                                  23,304              39,586
                                                                                       ----------            --------
Cash flow from investing activities:
    Additions to property, plant and equipment                                            (23,290)            (38,468)
    Purchase of short-term investments                                                     (3,000)             (4,000)
    Proceeds from sale of short-term investments                                           11,900              13,232
    Change in other noncurrent assets                                                      (2,027)                336
                                                                                       ----------            --------
Net cash used in investing activities                                                     (16,417)            (28,900)
                                                                                       ----------            --------
Cash flow from financing activities:
    Net repayments of short-term bank debt                                                 (1,800)            (20,475)
    Proceeds from issuance of long-term debt                                                   52              42,443
    Payments on long-term debt and obligations
         under capital leases                                                              (5,900)            (43,352)
    Net proceeds from issuance of common stock                                              2,840               1,216
    Other                                                                                  (3,970)               (694)
                                                                                       ----------            --------
Net cash used in financing activities                                                      (8,778)            (20,862)
                                                                                       ----------            --------
Effect of exchange rate changes on cash and
    cash equivalents                                                                          422                 740
                                                                                       ----------            --------
Net decrease in cash and cash equivalents                                                  (1,469)             (9,436)
Cash and cash equivalents, beginning of period                                             31,497              32,294
                                                                                       ----------            --------

Cash and cash equivalents, end of period                                                  $30,028             $22,858
                                                                                       ==========            ========




The accompanying notes are an integral part of this statement.

                           INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                            DECEMBER 31, 1999

1.   BASIS OF PRESENTATION

     The consolidated financial statements included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 1999 and the consolidated results of operations and cash flows for the six-month periods ended December 31, 1999 and 1998. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six-month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 1999.

     The Company operates on a fiscal calendar under which the six months ended December 31, 1999 and 1998 consisted of 26 weeks, respectively.

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

     The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the three- and six-month periods ended December 31, 1999 and 1998 (in thousands except per share amounts):

                                                                    NET INCOME                SHARES               PER SHARE
                                                                    (NUMERATOR)           (DENOMINATOR)             AMOUNT
   Three Months ended December 31, 1999
      Net income per common share - Basic...                            $12,384                 52,020               $0.24
      Effect of dilutive securities:
          Stock options.....................                                                     2,073
                                                            --------------------------------------------------------------
     Net income per common share - Diluted                              $12,384                 54,093               $0.23
                                                            ==============================================================




                                                                    NET INCOME                SHARES               PER SHARE
                                                                   (NUMERATOR)             (DENOMINATOR)            AMOUNT

   Three Months ended December 31, 1998
      Net income per common share - Basic.....                          $19,794                 51,532               $0.38
      Effect of dilutive securities:
          Stock options.......................                                                     159
                                                            --------------------------------------------------------------
      Net income per common share - Diluted                             $19,794                 51,691               $0.38
                                                            ==============================================================


                                                                    NET INCOME                SHARES               PER SHARE
                                                                   (NUMERATOR)             (DENOMINATOR)            AMOUNT
   Six Months ended December 31, 1999
      Net income per common share - Basic...                            $17,513                 51,974               $0.34
      Effect of dilutive securities:
          Stock options.......................                                                   1,620
                                                            --------------------------------------------------------------
      Net income per common share - Diluted                             $17,513                 53,594               $0.33
                                                            ==============================================================


                                                                    NET INCOME                SHARES               PER SHARE
                                                                   (NUMERATOR)             (DENOMINATOR)            AMOUNT

   Six Months ended December 31, 1998 (restated)
      Net loss per common share - Basic......                           $(6,326)                51,523              $(0.12)
      Effect of dilutive securities:
          Stock options.......................                                                      82
                                                            --------------------------------------------------------------
      Net loss per common share - Diluted                               $(6,326)                51,605              $(0.12)
                                                            ==============================================================



3.   INVENTORIES

     Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at December 31, 1999 and June 30, 1999 (audited) were comprised of the following (in thousands):

                                                          DECEMBER 31, 1999                  JUNE 30, 1999
                                                          -----------------                  -------------
Raw materials                                                   $ 15,769                       $ 15,277
Work-in-process                                                   52,908                         52,124
Finished goods                                                    41,562                         41,062
                                                                --------                      ---------
                                                                $110,239                       $108,463
                                                                ========                      =========


4.   LONG-TERM DEBT AND OTHER LOANS

     A summary of the Company's long-term debt and other loans at December 31, 1999 is as follows (in thousands):


                                                                                                  DECEMBER 31,
                                                                                                     1999
                                                                                                 -------------
     Domestic bank loans collateralized by the majority of the
          Company's assets, payable in quarterly installments of
          principal and interest at variable rates of 8.6% and 11.0%,
          due in 2004 and 2005                                                                     $152,134

     Capitalized lease obligations payable in varying monthly
          installments primarily at rates from 6.3% to 8.2%, due in
          2002 though 2004                                                                            4,838

     Foreign bank loans collateralized by property and/or equipment,
          payable in varying monthly installments at 10.8%, due in 2000                                 107

     Foreign unsecured bank loans payable in varying monthly
          installments at rates from 4.3% to 8.4%, due in 2003
          through 2006                                                                                3,445
                                                                                                 -------------
     Debt, including current portion of long-term debt of $7,904                                    160,524
     Foreign unsecured revolving bank loans at rates from 1.5% to 8.5%                               13,536
                                                                                                 -------------
              Total Debt                                                                           $174,060
                                                                                                 ============

     In June 1999, the Company entered into a syndicated Credit Agreement with Banque Nationale de Paris. The financing consisted of two term loans totaling $155 million due in 2004 and 2005 and a $70 million revolving line of credit. The proceeds from the term loans were used to pay down all of the Company's existing long-term unsecured bank loans and substantially all domestic bank loans. As of December 31, 1999, $152.1 million was outstanding against these two term loans, and no borrowings have occurred against the $70 million revolving line of credit. The interest rate on these two term loans is based on a rate of 3.0% to 3.5% above the applicable LIBOR rate and 2.0% to 2.5% above the applicable base rate. The base rate applies to borrowings which are shorter than 30 days. The loans are collateralized by the majority of the Company's assets. The Credit Agreement imposes some restrictions, including the following: (a) maximum leverage, minimum interest coverage and fixed charge coverage ratios
     (b) minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) (c) maximum capital expenditures and (d) a limitation on losses. The Credit Agreement also restricts the Company with respect to the payment of cash dividends, the sale of assets, mergers and acquisitions, additional financing, and investments.

5.   RESTRUCTURING AND SEVERANCE CHARGES

     During the second quarter of fiscal 1999, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, to centralize more of its European customer service and administrative activities, and to reduce personnel. The Company expects to complete this operational transition over the six months ending on June 30, 2000. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily operators and technicians; $6.1 million for the write-off of assets to be abandoned; and $2.5 million, which was charged to Cost of Sales, for the write-down of inventory related to specialty product lines. None of the assets written down (primarily building improvements relating to the high-volume assembly production lines and production information systems) will remain in use, and all will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas, the Company recorded a charge of $4.2 million relating to additional severance costs. The severance per person was larger for the third-quarter fiscal 1999 restructuring versus the second-quarter fiscal 1999 restructuring as the 43 positions included in the third-quarter fiscal 1999 restructuring were primarily relatively high-paid employees in sales and administrative management. The 350 positions in the second-quarter fiscal 1999 restructuring were primarily operators and technicians who on average have a much lower salary level. The Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

     As of December 31, 1999, the Company had eliminated 64 positions, paid $6.0 million for termination benefits related to this program and recorded the asset impairment of $8.6 million. The remaining unutilized restructuring accrual of $4.1 million, which is classified as current, relates to severance payments to be made to these previously notified employees for positions that are scheduled to be eliminated during the next six months.

      During the fourth quarter of fiscal 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This included a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of December 31, 1999, the Company had eliminated 25 positions and paid $4.9 million in termination benefits. The remaining unutilized severance accrual of $3.4 million at December 31, 1999, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next six months.

6.   GEOGRAPHICAL INFORMATION

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 in fiscal 1999. The Company operates in one operating segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for 1999 and 1998 is presented below (000's):


                                                                         THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             DECEMBER 31,             DECEMBER 31,
                                                                        1999             1998       1999          1998
                                                                        ----             ----       ----          ----
    Revenues from Unaffiliated Customers
    England..................................                       $ 20,515        $ 18,387    $ 37,970       $ 38,692
    Singapore................................                         30,786          18,314      57,368         36,900
    Other Foreign............................                         47,899          32,152      89,376         58,549
                                                            --------------------------------------------------------------
      Subtotal - Foreign......................                        99,200          68,853     184,714        134,141
    United States............................                         64,198          57,275     123,511        115,042
    Unallocated royalties....................                          7,700           6,709      15,112         11,147
                                                            --------------------------------------------------------------
         Total................................                      $171,098        $132,837    $323,337       $260,330
                                                            ==============================================================




                                                                                       DECEMBER 31, 1999        JUNE 30, 1999
                                                                                      ------------------        -------------
    Identifiable Assets
     England...............................................                                 $ 83,782              $103,002
     Singapore.............................................                                   66,457                62,625
     Other Foreign.........................................                                   60,718                32,549
                                                                              ---------------------------------------------
      Subtotal - Foreign...................................                                  210,957               198,176
     United States.........................................                                  452,445               482,636
     Corporate assets......................................                                   55,487                28,273
                                                                              ---------------------------------------------

         Total.............................................                                 $718,889              $709,085
                                                                              =============================================


     Corporate assets consist of cash, short-term investments, royalties receivable, inventory reserves, deferred taxes and certain other assets.

     One customer accounted for 11% of the Company's consolidated net revenues in the six months ended December 31, 1999. The same customer accounted for 10.6% of the Company's consolidated net revenues in the three months ended December 31, 1999. No single customer accounted for more than 10% of the Company's consolidated net revenues in the three or six months ended December 31, 1998, respectively.

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

     The Company received a letter directed to Rachelle, dated July 25, 1995, from the U.S. Department of Justice offering to settle claims against Rachelle relating to the first elements of clean-up work at the OII Site for $4,953,148 (the final remedy assessment has not yet been made). The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the OII Site. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle were hazardous. Neither the Company nor Rachelle, nor counsel for either of them, have received any further communication in connection with Rachelle's involvement with the OII Site.

     The Company cannot determine with accuracy the amount of the potential demand to Rachelle for the cost of the final remedy. Based upon information received to date, the Company believes that any demand for the cost of the final remedy would, if made, likely be significant, although it should be substantially below the demand amount for earlier phases of the OII Site clean-up. Any demands related to the costs for the final remedy would be in addition to the amount demanded for earlier phases of the OII Site clean-up. The Company's insurer has not accepted liability although it has made payments for defense costs for the lawsuit against the Company.

     The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that it may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. In June 1995, the Company joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, although the actual cost could be much higher. The Company estimated that it sent approximately 0.1% of the waste, by weight, sent by all PRPs contributing to the clean-up of the site, and the Company believes the cost of the clean-up will be roughly allocated among PRPs by the amount of waste contributed. On July 31, 1999, the group proposed two settlement offers to the Company: one for $34,165 and the second for $68,330. The first settlement offer covers investigation and remediation of the site itself and a small area extending beyond the site. The second settlement offer covers this area plus all additional downgradient contamination. On September 14, 1999, the Company accepted the $68,330 settlement offer, which requires EPA acceptance, and made the required payment on September 28, 1999. There can be no assurance, however, that the EPA will accept the settlement offers or what the ultimate outcome of this matter will be. The Company believes that, whatever the outcome, it will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

8.   INTELLECTUAL PROPERTY RIGHTS

     Most of the Company's broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office ("PTO"). The Company's 5,008,725 and 5,130,767 patents are currently undergoing reexamination in the PTO.

9.   LITIGATION

     On December 6, 1999, the Company filed suit in Federal District Court in Los Angeles, California against Semiconductor Components Industries, LLC, dba ON Semiconductor, alleging infringement of the following of the Company's U.S. patents: 4,376,286; 4,959,699; 4,593,302; 4,680,853;
     4,642,666; 4,705,759; 5,008,725; and 5,338,961. The suit seeks damages and customary relief in such matters.

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

     On March 31, 1997, the Court, on the Company and the individual defendants' motion for summary judgment, issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the prospectuses and was denied in all other respects. The Court also granted the summary judgment motion brought by the underwriters. The plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these orders was denied.

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

10.  INCOME TAXES

     The Company's effective tax rate for the six months ended December 31, 1999 was approximately 27.9%, which differs from the U.S. federal statutory rate of 35% due primarily to higher statutory tax rates in certain foreign jurisdictions, offset by foreign tax credits, research and development credits, state tax credits, and decrease in valuation allowances.

     The Company's effective tax rate for the six months ended December 31, 1998 was approximately 34.6%, which differs from the U.S. federal statutory rate of 35% due primarily to increase in valuation allowances, higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit, offset by foreign tax credits, research and development credits, and state tax credits.

11.  INTEREST RATE SWAP AGREEMENT

     Under the Company's new Credit Agreement entered into on June 30, 1999, the Company is required to hedge the interest rate for at least half of the $152.1 million in outstanding term loans under the agreement. The Company has entered into interest rate swap agreements to hedge 50% of these outstanding term loans. The purpose of these swaps is to offset with a fixed interest rate a portion of the risk inherent in this variable-rate debt. At December 31, 1999, the Company had interest rate swap agreements in the amount of $75.8 million out of a total portfolio of variable rate debt outstanding of $152.1 million. Under these agreements, IR will pay the counterparties (the parties assuming the interest rate risk) interest at a weighted average fixed rate of 6.2% and the counterparties will pay IR interest at a variable rate equal to LIBOR. The weighted average three-month LIBOR rate applicable to these agreements was 6.2% at December 31, 1999.

12.  RESTATEMENT

     In fiscal 1999, the Company reported a non-cash, after-tax charge of $26.2 million associated with the early adoption of Statement of Position ("SOP") 98-5, a mandated change in accounting practices for certain start-up and preoperating costs. This cumulative effect of accounting change was recorded retroactively to the first quarter of 1999 as a one-time charge. Such costs had previously been deferred and amortized by the Company. Therefore, the six months ending December 30, 1998 have been restated to reflect the above charge.

13.  SUBSEQUENT EVENT

     On January 28, 2000, IR and Zing Technologies, Inc. announced that IR agreed to acquire all the outstanding shares of Zing for a cash purchase price of $15.36 per share. Zing's wholly-owned subsidiary and sole operating business, Omnirel, supplies power semiconductor modules and components. The net cash purchase price (net of Zing Technologies, Inc.'s cash) for the transaction is $28.5 million. IR expects to commence a cash tender offer in early February and expects to complete the transaction in the quarter ended March 31, 2000. The Company expects to fund the purchase price from its total liquidity at December 31, 1999 of $106.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1999 COMPARED WITH THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 1998

The following table sets forth certain items as a percentage of revenues.



                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   DECEMBER 31,                 DECEMBER 31,
                                                                   (UNAUDITED)                   (UNAUDITED)
                                                               1999            1998           1999           1998
                                                             --------        -------       ----------    ----------
                                                                                                         (RESTATED)
Revenues                                                     100.0%           100.0%          100.0%       100.0%
Cost of sales                                                 66.0             72.8            67.1         72.2
                                                           -------          -------         -------      -------
Gross profit                                                  34.0             27.2            32.9         27.8
Selling and administrative expense                            15.8             18.4            16.6         18.7
Research and development expense                               6.5              7.8             6.7          7.8
Restructuring charge                                             -              9.0               -          4.6
                                                           -------          -------         -------      -------
Operating profit (loss)                                       11.7             (8.0)            9.6         (3.3)
Interest expense, net                                         (2.3)            (2.2)           (2.3)        (2.1)
Other income, net                                              0.4             33.0             0.2         17.0
                                                           -------          -------         -------      -------
Income before income taxes and cumulative
     effect of accounting change                               9.8             22.8             7.5         11.6
Provision for income taxes                                     2.6              7.9             2.1          4.0
                                                           -------          -------         -------      -------
Income before cumulative effect of
     accounting change                                         7.2             14.9             5.4          7.6
Cumulative effect of accounting change                           -                -               -            -
                                                           -------          -------         -------      -------
                                                                                                           (10.0)
Net income (loss)                                              7.2%            14.9%            5.4%        (2.4)%
                                                           =======          =======         =======      =======



Revenues for the three-month period ended December 31, 1999 increased 28.8% to $171.1 million from $132.8 million in the year-ago period. Revenues for the six-month period ended December 31, 1999 increased 24.2% to $323.3 million from $260.3 million in the year-ago period. The revenue increase reflected strong demand in portable and consumer electronics, computers and servers and motor controls. Revenues in the six-month period included $15.1 million of net patent royalties, versus $11.1 million in the comparable prior-year period, reflecting a number of new license agreements and market growth. Royalty revenues in the three-month periods ended December 31, 1999 and 1998 were $7.7 million and $6.7 million, respectively.

Product sales by region are based on the location to which the product is shipped. For the six months ended December 31, 1999, revenues were approximately 37% from North America, 24% from Europe and 39% from Asia, which includes Japan and Asia Pacific, compared to 41%, 26% and 33%, respectively, in the prior-year period. For the three months ended December 31, 1999 and 1998, product sales by region (based on the location of the customer) were approximately 36% from North America, 24% from Europe and 40% from Asia, which includes Japan and Asia Pacific, compared to 41%, 25% and 34%, respectively. Revenue in Asia Pacific grew 51% over the prior-year period, reflecting the continued move of

American and European manufacturing activities to this region as well as strong demand in all sectors of the Asia Pacific market. Twenty percent growth year-to-year from Japan reflects strong demand for proprietary products and improved market conditions. Europe remains stable, with continuing strength in the automotive and cellular phone industries. North America sales remained constant, despite the impact of several of our U.S. customers refocusing their assemblies into their Asian operations.

December-quarter gross profit, including non-recurring items, increased to $58.2 million (34.0% of revenues) from $36.2 million (27.2% of revenues) in the comparable year-ago quarter. Gross profit including non-recurring items for the six-month period ended December 31, 1999 increased to $106.4 million (32.9% of revenues) from $72.4 million (27.8% of revenues) in the year-ago period. The gross margin increase reflected a higher proportion of revenue from proprietary products, lower manufacturing costs as a result of continued manufacturing efficiencies and restructuring efforts, and firm pricing. During December 1998, $2.5 million was charged to the cost of goods sold due to the write-down of inventory as a result of the planned relocation of assembly lines from the Company's facility in England to its facility in Mexico. Excluding the inventory charge, gross profit for the six-month period ended December 31, 1998 was 28.8% of revenue. See "Notes to Unaudited Consolidated Financial Statements Note 5. Impairment of Assets and Restructuring Charges".

In the three- and six-month periods ended December 31, 1999, selling and administrative expense was $27.1 million and $53.7 million (15.8% and 16.6% of revenues), respectively, versus $24.4 million and $48.6 million (18.4% and 18.7% of revenues) in the comparable year-ago periods. The reduction in the ratio of selling and administrative expense to revenues reflects the results of ongoing initiatives to increase the productivity of selling and administrative activities and the benefit of restructuring programs. Selling and administrative expenses as a percentage of revenues is expected to decrease with rising sales.

In the three- and six-month periods ended December 31, 1999, the Company's research and development expenditures increased to $11.1 million and $21.7 million (6.5% and 6.7% of revenues), respectively, compared to $10.4 million and $20.4 million (7.8% and 7.8% of revenues) in the comparable prior-year periods. The Company anticipates an increased level of research and development expenditures to accelerate the development of new products.

With respect to current-quarter activity related to restructuring and severance charges taken in prior periods, refer to Note 5 of the Notes to Unaudited Consolidated Financial Statements.

Other income was $0.6 million in the first half of fiscal 2000 versus other income of $44.3 million in the comparable prior-year period. During the second quarter of fiscal 1999, the Company recorded a $43.5 million pretax benefit related to the settlement of patent litigation. The income reported from these settlements was net of advanced and deferred royalty payments, patent defense costs, and the share of the Company's royalty proceeds payable to Unitrode Corporation.

Net interest expense increased $1.0 million and $2.0 million in the three- and six-month periods ended December 31, 1999, compared to the respective prior-year periods. This increase reflects higher interest rates resulting from the terms of the new credit agreement entered into at the end of the fourth quarter of fiscal 1999.

Net foreign currency gains and losses were less than $1.0 million in each six-month period.

The Company's effective tax rate for the six months ended December 31, 1999 was approximately 27.9%, which differs from the U.S. federal statutory rate of 35% due primarily to higher statutory tax rates in certain foreign jurisdictions, offset by foreign tax credits, research and development credits, state tax credits, and decrease in valuation allowances.

The Company's effective tax rate for the six months ended December 31, 1998 was approximately 34.6%, which differs from the U.S. federal statutory rate of 35% due primarily to increase in valuation allowances, higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit, offset by foreign tax credits, research and development credits, and state tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalent balances of $30.0 million. During the six-month period ended December 31, 1999, operating activities increased cash flow by $23.3 million.

Net investing activities consumed $16.4 million, primarily due to capital expenditures of $23.3 million, offset in part by the liquidation of short-term investments. At December 31, 1999, the Company had made purchase commitments for capital expenditures of approximately $18.8 million. Based on current market conditions and assumptions, the Company plans fiscal 2000 capital investments of approximately $75 million, principally for fabrication and assembly capacity to meet market demand. The Company intends to fund capital expenditures, including, without limitation, the acquisition of all outstanding shares of Zing Technologies, Inc., and working capital requirements, through cash and cash equivalents on hand, anticipated cash flow from operations, and, as needed, from funds available from a revolving credit facility. Although the Company believes that funding will be sufficient, the Company may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Cash used in financing activities consumed $8.8 million. In June 1999, the Company entered into a syndicated Credit Agreement with Banque Nationale de Paris. The financing consisted of two term loans totaling $155 million due in 2004 and 2005 and a $70 million revolving line of credit. The proceeds from the term loans were used to pay down all of the Company's existing long-term unsecured bank loans and substantially all domestic bank loans. As of December 31, 1999, $152.1 million was outstanding against these two term loans, and no borrowings have occurred against the $70 million revolving line of credit. The interest rate on these two term loans is based on a rate of 3.0% to 3.5% above the applicable LIBOR rate and 2.0% and 2.5% above the applicable base rate. The base rate applies to borrowings which are shorter than 30 days. The loans are collateralized by the majority of the Company's assets. The Credit Agreement imposes some restrictions, including the following: (a) maximum leverage, minimum interest coverage and fixed charge coverage ratios (b) minimum EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) (c) maximum capital expenditures and (d) a limitation on losses. The Credit Agreement also restricts the Company with respect to the payment of cash dividends, the sale of assets, mergers and acquisitions, additional financing, and investments.

The Company also had $20.4 million in foreign revolving lines of credit, against which $13.5 million had been borrowed. Foreign term loan facilities of $3.6 million and equipment financing facilities of $4.8 million were both fully utilized. As of December 31, 1999, the Company had credit facilities of $250.9 million, against which $174.1 million had been borrowed.

Based on cash and cash equivalents on hand and its unused credit facilities, at December 31, 1999, the Company's liquidity was $106.9 million.

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

IMPACT OF THE INTRODUCTION OF THE EURODOLLAR

On January 1, 1999, eleven member states of the European Union established fixed conversion rates between their existing national currency and a common currency, the "euro." Until January 1, 2002, either the euro or the participating country's present currency will be accepted in non-cash transactions. On January 1, 2002, euro-denominated bills and coins will be issued and the participating country's present currency will be gradually withdrawn during a short period of dual circulation of no more than three months.

The Company has undertaken an internal analysis to determine the effects of the January 1, 2002 conversion. The assessment includes the potential impact of the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, the impact on currency exchange rate risk and currency exchange costs, and the impact on existing contracts.

Based on currently available information, management does not believe that the euro conversion will have a material adverse impact on the Company's business or financial condition. The Company will continue to evaluate the impact of the euro conversion.

RESTRUCTURING AND SEVERANCE CHARGES

During the second quarter of fiscal 1999, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, to centralize more of its European customer service and administrative activities, and to reduce personnel. The Company expects to complete this operational transition over the nine months ending on June 30, 2000. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily operators and technicians; $6.1 million for the write-off of assets to be abandoned; and $2.5 million, which was charged to Cost of Sales, for the write-down of inventory related to specialty product lines. None of the assets written down (primarily building improvements relating to the high-volume assembly production lines and production information systems) will remain in use, and all will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas, the Company recorded a charge of $4.2 million relating to additional severance costs. The severance per person was larger for the third-quarter fiscal 1999 restructuring versus the second-quarter fiscal 1999 restructuring as the 43 positions included in the third-quarter fiscal 1999 restructuring were primarily relatively high-paid employees in sales and administrative management. The 350 positions in the second-quarter fiscal 1999 restructuring were primarily operators and technicians who on average have a much lower salary level. The Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

The anticipated cost savings from the second and third fiscal 1999 quarter restructuring activities are expected to total approximately $5 million in fiscal 2000 and $13 million annually thereafter. The estimated savings consist of lower direct labor cost, lower factory overhead (including lower depreciation expense), lower materials costs and lower selling and administrative costs.

As of December 31, 1999, the Company had eliminated 64 positions, paid $6.0 million for termination benefits related to this program and recorded the asset impairment of $8.6 million. The remaining unutilized restructuring accrual of $4.1 million, which is classified as current, relates to severance payments to be made to these previously notified employees for positions that are scheduled to be eliminated during the next six months.

During the fourth quarter of fiscal 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This included a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of December 31, 1999, the Company had eliminated 25 positions and paid $4.9 million in termination benefits. The remaining unutilized severance accrual of $3.4 million at December 31, 1999, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next six months.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective the first day of fiscal 2000, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Issued by the American Institute of Certified Public Accountants ("AICPA"), SOP 98-1 provides standards on accounting for the costs of computer software developed or obtained for internal use. The new standards do not significantly differ from the Company's previous accounting treatment for software developed or obtained for internal use and did not have a significant impact on the Consolidated Financial Statements.

During fiscal 1999, the Company elected early adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard, issued in April 1998 by the AICPA, requires most entities to expense all start-up and preoperating costs as they are incurred. The Company previously followed the accounting practice of deferring such costs until the start-up of each new process and then amortizing those costs over the life of the related asset. The change was required to be made retroactive to the first quarter of the fiscal year in which it was adopted. The cumulative effect of this change in accounting principle, net of income tax benefit of $5.4 million, was $26.2 million, $0.50 per basic and diluted share, and was recorded retroactively to the first quarter of fiscal 1999 as a one-time charge. Currently, all start-up and preoperating costs are expensed as incurred.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that SFAS No. 133 or SFAS No. 137 will have a material impact on the Consolidated Financial Statements.

YEAR 2000 READINESS

The Year 2000 issue is the result of many existing computer programs and embedded microprocessors using only two digits to refer to the year. Beginning in the year 2000, these systems need to be upgraded or replaced to distinguish 21st century dates from 20th century dates.

The Company has adopted the definition of Year 2000 conformity published by the British Standards Institute ("BSI") as DISC PD2000-1. Currently, none of the Company's products contain date processing logic. The Company, therefore, believes that its products are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

The Company's Global Year 2000 Team was formed to manage and coordinate company-wide Year 2000 initiatives, while local site teams address research and remediation for site-specific equipment, facilities and suppliers. The Company is currently estimating $7.5 million for the cost of investigation and remediation for the period August 1997 to March 2000. The estimate includes staff salaries and remediation expenses. Through December 31, 1999, the Company has expensed $6.9 million of this estimate.

The Company has successfully completed the verification process for all internal information systems, factory equipment, facilities, suppliers and business partners. To date, the Company has not experienced any business interruptions due to any Year 2000 related cause and has concluded all of its planned investigation and remediation related to the Year 2000 issue.

Furthermore, the Company has established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

Based on currently available information, management does not believe that the Year 2000 matters discussed above will have a material adverse impact on the Company's financial condition, liquidity, or results of operations. There can be no assurance that the Company's compliance efforts and contingency plans will adequately address every issue that may arise in the year 2000. The costs of the Company's Year 2000 remediation reflect the Company's best estimates, which were based on assumptions of future events, including the continued availability of certain resources, third-party compliance and other factors. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

The disclosures contained herein are Year 2000 statements and constitute a Year 2000 Readiness Disclosure under Public Law No. 105-271.


CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be under-utilized, capital spending might be slowed, and Company performance might be negatively impacted. Other risks and uncertainties that could negatively impact Company results include: delays in or higher-than-anticipated expenses associated with implementing planned cost reductions; the effectiveness; the impact of changes in accounting methods; the impact of trade and export regulations and policies; export controls; the actual results of outstanding litigation; changes in environmental laws and regulations; delays in transferring and ramping production lines or completing customer qualifications; the accuracy of customers' forecasts; the ability of current manufacturing facilities to meet future operating needs; the rate of customer inventory adjustments; push-out of delivery dates; product returns; changes in customers' order patterns; the Company's mix of product shipments; the actual growth of the portable electronics industry; the continued rapid growth of demand for more efficient semiconductor components and power conversion solutions; market and sector conditions that affect our customers, licensees, and suppliers; pricing pressures; acceptance of competitors' products; introduction, acceptance, and availability of new products; inability of the Company to fund capital expenditures from existing credit facilities or other external sources; the failure of suppliers and subcontractors to meet their delivery commitments to the Company; unanticipated impacts on the Company's business or financial condition due to the euro conversion; the failure of the Company to realize the anticipated efficiencies from its change in management structure; impact on the Company's business from internal systems, or from the business or systems of suppliers, customers, licensees and other third parties being adversely affected by year 2000 problems; unfavorable changes in industry and competitive conditions; and continued improvement in economic conditions in the Company's markets around the world.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various risks, including changes in interest rates that affect the repayment of debt and return on investments and foreign currency rate fluctuations. The Company does not hold or purchase any foreign currency or interest rate contracts for trading purposes. The Company's objective in managing the exposure to foreign currency changes is to reduce the risk to earnings and cash flow by entering into forward exchange contracts which are intended to reduce risks associated with the value of its existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on the Company's consolidated net income.

In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

INTEREST RATE RISK

The financial assets of the Company are principally short-term investments that are not subject to significant interest rate risk. The financial liabilities of the Company that are subject to interest rate risk are its long-term debt obligations as of December 31, 1999 (see Note 4 of the Notes to the Unaudited Consolidated Financial Statements). An increase in interest rates of as much as 70 basis points (approximately 10% of the Company's weighted average interest rate on debt) affecting the Company's financial instruments would not have a material effect on the Company's results of operations, financial position or cash flows.

Under the Company's new Credit Agreement entered into on June 30, 1999, the Company is required to hedge the interest rate for at least half of the $152.1 million in outstanding term loans under the agreement. The Company has entered into interest rate swap agreements to hedge 50% of these outstanding term loans. The purpose of these swaps is to offset with a fixed interest rate a portion of the risk inherent in this variable-rate debt. At December 31, 1999, the Company had $75.8 million in interest swap agreements out of a total portfolio of variable rate debt outstanding of $152.1 million. Under these agreements, IR will pay the counterparties (the parties assuming the interest rate risk) interest at a weighted average fixed rate of 6.2% and the counterparties will pay IR interest at a variable rate equal to LIBOR. The weighted average three-month LIBOR rate applicable to these agreements was 6.2% at December 31, 1999.

FOREIGN CURRENCY RISK

The Company conducts business in various parts of the world and in various foreign currencies. The Company manages potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments to hedge foreign currency denominated receivables and payables at certain of its international subsidiaries. At quarter-end, the Company evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position, related to its outstanding foreign currency forward exchange contracts. If the Company experienced an adverse change in foreign exchange rates of as much as 10%, the potential decrease in the Company's foreign currency position would have had an immaterial effect on the Company's results of operations, financial position and cash flows.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERNATIONAL RECTIFIER CORPORATION
                                   ------------------------------------
                                             REGISTRANT

February 3, 2000                            MICHAEL P. MCGEE
                                            ------------------------------
                                            Michael P. McGee
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders of the Company at the Company's Annual Meeting of Stockholders held on November 22, 1999, with the following results:

                                                       AUTHORITY
Description of matter                  FOR             WITHHELD


1.   Election of Directors

     Rochus E. Vogt                 47,472,499          912,913

     Robert J. Mueller              47,461,038          924,374

     Alexander Lidow                47,433,524          951,888

     Minoru Matsuda                 47,470,244          915,168





                                                             FOR               AGAINST          ABSTENTIONS
2.   Approval of the 2000 Stock Incentive Plan           23,226,165           15,951,168          454,124

Broker Non-Vote on Proposal 2                             8,753,955


                                                             FOR               AGAINST          ABSTENTIONS

3.   Ratification of PricewaterhouseCoopers LLP
     as Independent Auditors for fiscal 2000             48,134,300              168,918           81,850

     Broker Non-Vote on Proposal 3                              344
