Form 10-Q
period 2000-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2000-05-16
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 2000
                                        -------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO
                              ---------------------   ----------------------

COMMISSION FILE                        NO. 1-7935
               -------------------------------------------------------------

                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                          95-1528961
------------------------------                    ----------------------------
STATE OR OTHER JURISDICTION OF                    (IRS EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                               NUMBER)

233 KANSAS STREET
EL SEGUNDO, CALIFORNIA                                        90245
-----------------------------------------         -----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

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

THERE WERE 61,437,753 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON MAY 05, 2000.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

                                                                    PAGE
ITEM 1.  FINANCIAL STATEMENTS                                       REFERENCE


         Unaudited Consolidated Statement of
            Income for the Three- and Nine-Month Periods
            Ended March 31, 2000 and 1999                              3

         Unaudited Consolidated Statement of Comprehensive
            Income for the Three- and Nine-Month Periods
            Ended March 31, 2000 and 1999                              4

         Consolidated Balance Sheet as of
            March 31, 2000 (unaudited) and
            June 30, 1999                                              5

         Unaudited Consolidated Statement of
            Cash Flows for the Nine-Month
            Periods Ended March 31, 2000
            and 1999                                                   6

         Notes to Unaudited Consolidated
            Financial Statements                                       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                           16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                       24


PART II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    MARCH 31,                              MARCH 31,
                                                           -----------------------------      -----------------------------
                                                               2000              1999             2000              1999
                                                           -----------       -----------      -----------       -----------
                                                                                                              (RESTATED)
Revenues                                                      $197,959          $137,550         $521,296          $397,880
Cost of sales                                                  125,530            97,669          342,446           285,636
                                                           -----------       -----------      -----------       -----------
     Gross profit                                               72,429            39,881          178,850           112,244

Selling and administrative expense                              28,816            24,575           82,556            73,180
Research and development expense                                11,795            10,147           33,455            30,565
Restructuring charge                                                 -             4,200                -            16,200
                                                           -----------       -----------      -----------       -----------
     Operating profit (loss)                                    31,818               959           62,839            (7,701)

Other income (expense):
     Interest, net                                              (2,138)           (2,855)          (9,458)           (8,211)
     Other, net                                                    475             7,954            1,075            52,301
                                                           -----------       -----------      -----------       -----------
Income before income taxes,
         extraordinary charge and cumulative
         effect of accounting change                            30,155             6,058           54,456            36,389
Provision for income taxes                                       8,460             2,054           15,248            12,557
                                                           -----------       -----------      -----------       -----------
Income before extraordinary charge and
         cumulative effect of accounting change                 21,695             4,004           39,208            23,832
     Extraordinary charge for early extinguishment
         of debt, net of income tax benefit of $1,856           (4,772)                -           (4,772)                -
     Cumulative effect of accounting change,
         net of income tax benefit of $5,431                         -                 -                -           (26,154)
                                                           -----------       -----------      -----------       -----------

Net income (loss)                                             $ 16,923          $  4,004         $ 34,436          $ (2,322)
                                                           ===========       ===========      ===========       ===========

Net income per common share - Basic:
         Income before extraordinary charge and
           cumulative effect of accounting change             $   0.40          $   0.08         $   0.75          $   0.46
         Effect of extraordinary charge                          (0.09)                -            (0.10)                -
         Cumulative effect of accounting change                      -                 -                -             (0.50)
                                                           -----------       -----------      -----------       -----------
         Net income (loss) per common share -
                  Basic                                       $   0.31          $   0.08         $   0.65          $  (0.04)
                                                           ===========       ===========      ===========       ===========

Net income per common share - Diluted:
         Income before extraordinary charge and
                  cumulative effect of accounting change      $   0.38          $   0.08         $   0.71          $   0.46
         Effect of extraordinary charge                          (0.09)                -            (0.08)                -
         Cumulative effect of accounting change                      -                 -                -             (0.50)
                                                           -----------       -----------      -----------       -----------
         Net income (loss) per common share -
                  Diluted                                     $   0.29          $   0.08         $   0.63          $  (0.04)
                                                           ===========       ===========      ===========       ===========

Average common shares and potentially
      dilutive securities outstanding

         Basic                                                  53,808            51,681           52,585            51,576
                                                           ===========       ===========      ===========       ===========

         Diluted                                                57,742            51,802           54,977            51,671
                                                           ===========       ===========      ===========       ===========


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)



                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              MARCH 31,                           MARCH 31,
                                                   -----------------------------      -----------------------------
                                                      2000               1999             2000             1999
                                                   ----------        -----------      -----------       -----------
Net income (loss)                                     $16,923            $ 4,004          $34,436           $(2,322)

Other comprehensive income (loss),
   net of tax effect:

   Foreign currency translation
      adjustments                                      (1,465)            (1,698)            (426)              279
                                                   ----------        -----------      -----------       -----------
Comprehensive income (loss)                           $15,458            $ 2,306          $34,010           $(2,043)
                                                   ===========       ===========      ============      ===========

Related deferred tax expense (benefit)             $     (409)           $   (18)         $  (119)          $   684
                                                   ===========       ===========      ============      ===========


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                                MARCH 31,
                                                                                  2000                 JUNE 30,
                                                                               (UNAUDITED)               1999
                                                                           -----------------        --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                      $203,353              $ 31,497
     Short-term investments                                                            5,000                 8,900
     Trade accounts receivable, net                                                  173,368               121,659
     Inventories                                                                     118,761               108,463
     Deferred income taxes                                                            14,564                16,078
     Prepaid expenses and other receivables                                           19,355                19,677
                                                                           -----------------        --------------
         Total current assets                                                        534,401               306,274

Property, plant and equipment, net                                                   385,053               380,504
Other assets                                                                          38,959               22,307
                                                                           -----------------        --------------

     Total assets                                                                   $958,413              $709,085
                                                                           =================        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Bank loans                                                                     $ 13,594              $ 14,996
     Long-term debt, due within one year                                               1,864                 8,047
     Accounts payable                                                                 69,076                64,809
     Accrued salaries, wages and commissions                                          19,569               19,546
     Other accrued expenses                                                           37,866                33,234
                                                                           -----------------        --------------
         Total current liabilities                                                   141,969               140,632

Long-term debt, less current maturities                                                5,275               158,418
Other long-term liabilities                                                            6,316                 7,142
Deferred income taxes                                                                  5,103                 6,619

Stockholders' equity:
     Common stock                                                                     62,716                51,781
     Capital contributed in excess of par value                                      616,277               257,746
     Retained earnings                                                               127,304                92,868
     Accumulated other comprehensive loss                                             (6,547)               (6,121)
                                                                           -----------------        --------------
         Total stockholders' equity                                                  799,750               396,274
                                                                           -----------------        --------------

         Total liabilities and stockholders' equity                                 $958,413              $709,085
                                                                           =================        ==============


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)



                                                                                               NINE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                       ----------------------------------
                                                                                            2000                1999
                                                                                       -------------        -------------
                                                                                                              (restated)
Cash flow from operating activities:
     Net income (loss)                                                                     $  34,436             $ (2,322)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                                        41,191               35,818
         Deferred income                                                                        (350)                (450)
         Deferred income taxes                                                                    (2)                 244
         Deferred compensation                                                                   (77)              (6,777)
         Restructuring charge                                                                      -               18,700
         Extraordinary charge                                                                  4,772                    -
         Cumulative effect of change in accounting principle                                       -               26,154
         Change in working capital                                                           (44,313)              26,093
                                                                                       -------------        -------------
Net cash provided by operating activities                                                     35,657               97,460
                                                                                       -------------        -------------

Cash flow from investing activities:
         Additions to property, plant and equipment                                          (42,809)             (55,541)
         Proceeds from sale of property, plant & equipment                                     4,661                    -
         Acquisition of business, net of cash & cash equivalents                             (28,500)                   -
         Purchase of short-term investments                                                        -              (12,900)
         Proceeds from sale of short-term investments                                          3,900               17,232
         Change in other noncurrent assets                                                    (2,758)               7,587
                                                                                       -------------        -------------
Net cash used in investing activities                                                        (65,506)             (43,622)
                                                                                       -------------        -------------

Cash flow from financing activities:
         Net proceeds (repayments) of debt                                                  (161,139)              25,958
         Payments on long-term debt and obligations
                  under capital leases                                                        (3,602)            (51,491)
         Net proceeds from issuance of common stock                                          361,662                    -
         Proceeds from exercise of stock options                                               4,062                2,470
         Other                                                                                   369               (1,391)
                                                                                       -------------        -------------
Net cash provided by (used in) financing activities                                          201,352              (24,454)
                                                                                       -------------        -------------

Effect of exchange rate changes on cash and
  cash equivalents                                                                               353                  557
                                                                                       -------------        -------------

Net increase in cash and cash equivalents                                                    171,856               29,941

Cash and cash equivalents, beginning of period                                                31,497               32,294
                                                                                       -------------        -------------

Cash and cash equivalents, end of period                                                   $ 203,353             $ 62,235
                                                                                       =============        =============

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries, and its wholly owned subsidiary Zing Technologies, Inc. ("Zing"), and Zing's wholly owned subsidiary and sole operating business, Omnirel LLC ("Omnirel"). All significant intercompany transactions, balances and profits have been eliminated in consolidation. The consolidation includes Zing from March 8, 2000.

       The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2000 and the consolidated results of operations and cash flows for the nine-month periods ended March 31, 2000 and 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

       The accompanying unaudited consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

       The Company operates on a fiscal calendar under which the nine months ended March 31, 2000 and 1999 consisted of 39 weeks each.


2.     NET INCOME PER COMMON SHARE

       Net income per common share - Basic is computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share - Diluted is similar to the computation of net income per common share - Basic except that the denominator is increased to include the number of additional common shares, such as options, that would have been outstanding using the treasury stock method for the exercise of options. The treasury stock method is used to calculate the dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

       The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the three- and nine-month periods ended March 31, 2000 and 1999 (in thousands except per share amounts):

       2.     NET INCOME PER COMMON SHARE (CON'T)


                                                                   NET INCOME              SHARES          PER SHARE
                                                                   (NUMERATOR)          (DENOMINATOR)        AMOUNT
                                                                  -------------         -------------      -----------
Three Months ended March 31, 2000
   Net income per common share - Basic                               $16,923               53,808            $ 0.31
      Effect of dilutive securities:
         Stock options....................................                 -                3,934                 -
                                                            -----------------------------------------------------------
   Net income per common share - Diluted                            $ 16,923               57,742                $0.29
                                                            ===========================================================



                                                                   Net Income              Shares          Per Share
                                                                   (Numerator)          (Denominator)        Amount
                                                                  -------------         -------------      -----------


Three Months ended March 31, 1999
   Net income per common share - Basic                               $ 4,004               51,681            $ 0.08
      Effect of dilutive securities:
         Stock options....................................                 -                  121                 -
                                                            -----------------------------------------------------------
   Net income per common share - Diluted                             $ 4,004               51,802            $ 0.08
                                                            ===========================================================


                                                                   Net Income              Shares          Per Share
                                                                   (Numerator)          (Denominator)        Amount
                                                                  -------------         -------------      -----------


Nine Months ended March 31, 2000
   Net income per common share - Basic                               $34,436               52,585            $ 0.65
      Effect of dilutive securities:
         Stock options....................................                 -                2,392                -
                                                            -----------------------------------------------------------
   Net income per common share - Diluted                             $34,436               54,977            $ 0.63
                                                            ===========================================================


                                                                   Net Income              Shares          Per Share
                                                                   (Numerator)          (Denominator)        Amount
                                                                  -------------         -------------      -----------


Nine Months ended March 31, 1999
   Net loss per common share - Basic                                 $(2,322)              51,576            $(0.04)
      Effect of dilutive securities:
         Stock options....................................                 -                   95                 -
                                                            -----------------------------------------------------------
   Net loss per common share - Diluted                            $ (2,322)                51,671              $(0.04)
                                                            ===========================================================


3.     INVENTORIES

       Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at March 31, 2000 and June 30, 1999 (audited) were comprised of the following (in thousands):


                                  MARCH 31, 2000     JUNE 30, 1999
                                  --------------     -------------
              Raw materials             $ 17,569          $ 15,277
              Work-in-process             56,857            52,124
              Finished goods              44,335            41,062
                                  --------------     -------------
                                        $118,761          $108,463
                                  ==============     =============

4.     LONG-TERM DEBT AND OTHER LOANS

       A summary of the Company's long-term debt and other loans at March 31, 2000 is as follows (in thousands):


       Capitalized lease obligations payable in varying monthly
           installments primarily at rates from 6.3% to 8.2%, due in
           2002 though 2004                                                                     $ 4,640

       Foreign bank loans collateralized by property and/or equipment,
           payable in varying monthly installments at 10.8%, due in 2000                            100

       Foreign unsecured bank loans payable in varying monthly
           installments at rates from 4.3% to 8.4%, due in 2003
           through 2006                                                                           2,399
                                                                                               --------

       Debt, including current portion of long-term debt of $1,864                                7,139
       Foreign unsecured revolving bank loans at rates from 1.5% to 8.5%                         13,594
                                                                                               --------
       Total Debt                                                                               $20,733
                                                                                               ========

       In the quarter ended March 31, 2000, the Company successfully completed an offering of 9,250,000 shares of common stock, of which 8,850,000 shares were sold by the Company, that generated net proceeds to the Company of $361.7 million (net of $1.7 million of transaction costs and $17.9 million of underwriting discount). The remaining 400,000 shares were sold by a stockholder. A portion of the Company's proceeds was used to pay off outstanding loans, accrued interest and penalties under the Company's syndicated Credit Agreement with Banque Nationale de Paris in the amount of $192.3 million. The remaining proceeds will be used for general corporate purposes, including capital expenditures and possible acquisitions. As a result of this early extinguishment of debt, the Company incurred an extraordinary charge of $6.6 million ($4.8 million net of tax).


5.     RESTRUCTURING AND SEVERANCE CHARGES

       During the second quarter of fiscal 1999, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, to centralize more of its European customer service and administrative activities, and to reduce personnel. The Company expects to complete this operational transition by June 30, 2000. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily operators and technicians; $6.1 million for the write-off of assets to be abandoned; and $2.5 million, which was charged to Cost of Sales, for the write-down of inventory related to specialty product lines. None of the assets written down (primarily building improvements relating to the high-volume assembly production lines and production information systems) will remain in use, and all will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas, the Company

       5.  RESTRUCTURING AND SEVERANCE CHARGES (CON'T)

       recorded a charge of $4.2 million relating to additional severance costs. The severance per person was larger for the third-quarter fiscal 1999 restructuring as compared to the second-quarter fiscal 1999 restructuring, because 43 positions included in the third-quarter fiscal 1999 restructuring were primarily relatively high-paid employees in sales and administrative management. The 350 positions in the second-quarter fiscal 1999 restructuring were primarily operators and technicians who on average have a much lower salary level. The Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

       As of March 31, 2000, the Company had eliminated 114 positions, paid $6.2 million for termination benefits related to this program and recorded the asset impairment of $8.6 million. The remaining unutilized restructuring accrual of $3.9 million, which is classified as current, relates to severance payments to be made to these previously notified employees for positions that are scheduled to be eliminated during the next three months.

       During the fourth quarter of fiscal 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This included a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of March 31, 2000, the Company had eliminated 25 positions and paid $5.1 million in termination benefits. The remaining unutilized severance accrual of $3.2 million at March 31, 2000, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next three months.

6.     GEOGRAPHICAL INFORMATION

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 in fiscal 1999. The Company's business is in one operating segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for 2000 and 1999 is presented below (000's):


                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                MARCH 31,                              MARCH 31,
                                                           2000               1999              2000               1999
                                                           ----               ----              ----               ----
         REVENUES FROM UNAFFILIATED CUSTOMERS
          Great Britain............................     $ 26,086            $ 17,795         $ 64,056           $ 56,487
          Singapore................................       33,931              21,422           91,298             58,321
          Other Foreign............................       56,637              32,804          146,013             91,355
                                                     --------------------------------------------------------------------
              Subtotal - Foreign...................      116,654              72,021          301,367            206,163
          United States............................       71,105              58,130          194,617            173,172
          Unallocated royalties....................       10,200               7,399           25,312             18,545
                                                     --------------------------------------------------------------------
              Total................................     $197,959            $137,550         $521,296           $397,880
                                                     ====================================================================


                                                                                         MARCH 31,          JUNE 30,
                                                                                           2000               1999
                                                                                        ----------         ----------
        IDENTIFIABLE ASSETS
         Great Britain..........................................                         $ 76,849           $103,002
         Singapore..............................................                           75,129             62,625
         Other Foreign..........................................                           77,129             32,549
                                                                                 ------------------------------------
             Subtotal - Foreign.................................                          229,107            198,176
         United States..........................................                          465,122            482,636
         Corporate assets.......................................                          264,184             28,273
                                                                                 ------------------------------------

             Total..............................................                         $958,413           $709,085
                                                                                 ====================================


       Corporate assets consist of cash, short-term investments, royalties receivable, inventory reserves, deferred taxes and certain other assets.

       One distributor accounted for 11% of the Company's consolidated net revenues in the nine months ended March 31, 2000. The same distributor accounted for 10.9% and 11.6% of the Company's consolidated net revenues in the three months ended March 31, 2000 and 1999, respectively. No other single customer accounted for more than 10% of the Company's consolidated net revenues in the nine months ended March 31, 1999.

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

       However, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated, or if waste is

 7.    ENVIRONMENTAL MATTERS (CON'T)

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

       The Company and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has settled all outstanding claims against it that have arisen out of the OII Site. No claims against Rachelle have been settled.

       The Company received a letter directed to Rachelle, dated July 25, 1995, from the U.S. Department of Justice offering to settle claims against Rachelle relating to the first elements of clean-up work at the OII Site for $4,953,148 (but the final remedy assessment has not yet been made). The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the OII Site. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle were hazardous. Counsel for Rachelle has received a request from the EPA to update the name of the contact party for Rachelle designated to receive information on future proposed settlements. The request appears to have been sent to all PRPs, and indicated that the EPA intends to formulate a final settlement offer in the near future.

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

       The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that it may be a PRP for the deposit of

7.     ENVIRONMENTAL MATTERS (CON'T)

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


8.     INTELLECTUAL PROPERTY RIGHTS

       The PTO has recently issued a Notice of Intent to Issue Reexamination Certificate confirming the patentability of all claims of the Company's U.S. Patent No. 5,008,725. The Company's related U.S. Patent No. 5,130,767 is the sole remaining power MOSFET patent undergoing reexamination in the PTO.


9.     LITIGATION

       On December 6, 1999, the Company filed suit in Federal District Court in Los Angeles, California against Semiconductor Components Industries, LLC, dba ON Semiconductor, alleging infringement of certain of the Company's U.S. patents. The suit sought damages and customary relief in such matters. On April 6, 2000, the Company entered into a worldwide royalty-bearing license agreement with ON Semiconductor covering certain patents. The license agreement is effective as of January 1, 2000, and settles all pending litigation between the two parties.

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

       On March 31, 1997, the Court, on the Company's and the individual defendants' motion for summary judgment, issued the following orders: (a) the motion for summary judgment was

9.     LITIGATION (CON'T)

       granted as to claims brought under Sections 11 and 12 (2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the prospectuses and was denied in all other respects. The Court also granted the summary judgment motion brought by the underwriters. The plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these orders was denied.

       On January 28, 1998, the Court decertified the class pursuing common law claims for fraud and negligent misrepresentation and granted the defendants' motion to narrow the shareholder class period to June 19, 1991 through October 21, 1991. Plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these rulings was denied. On June 14, 1999, the Court approved a notice of the pendency of the class action and a proof of claim form for dissemination to class members. Such dissemination took place in June 1999. Trial is scheduled for June 27, 2000.

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


10.    INCOME TAXES

       The Company's effective tax rate for the nine months ended March 31, 2000 was approximately 28%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, state tax credits, and a decrease in valuation allowances.

       The Company's effective tax rate for the nine months ended March 31, 1999 was approximately 34.5%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects an increase in valuation allowances, higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit, more than offset by foreign tax credits, research and development credits and state tax credits.


11.    INTEREST RATE SWAP AGREEMENT

       Under the Company's Credit Agreement with Banque Nationale de Paris entered into on June 30, 1999, the Company was required to hedge the interest rate for at least half of the outstanding term loans under the agreement. The Company entered into interest rate swap agreements to hedge approximately 50% of these outstanding term loans. In March 2000, the Company paid off all outstanding loans and sold all of its unexpired interest rate swap agreements, resulting in a nominal gain.

12.    RESTATEMENT

       In fiscal 1999, the Company reported a non-cash, after-tax charge of $26.2 million associated with the early adoption of Statement of Position ("SOP") 98-5, a mandated change in accounting practices for certain start-up and preoperating costs. This cumulative effect of accounting change was recorded retroactively to the first quarter of 1999 as a one-time charge. Such costs had previously been deferred and amortized by the Company. Therefore, the results for the nine months ending March 31, 1999 have been restated to reflect the above charge.


13.    ACQUISITION

       On January 28, 2000, the Company and Zing announced that the Company agreed to acquire all the outstanding shares of Zing, and its wholly owned subsidiary and sole operating business, Omnirel, for a cash purchase price of $15.36 per share. Omnirel manufactures and sells high reliability multi-chip power semiconductor products for the military, and for industrial and high-end commercial markets. The acquisition was accounted for under the purchase method of accounting, and the consolidated financial results of Zing were included in the Company's consolidated financial statements from the date of acquisition. The purchase price (net of Zing's cash) for the transaction was approximately $28.5 million. The tender offer for the outstanding shares of Zing expired on March 6, 2000, with approximately 96% of the outstanding shares of Zing having been tendered, and the Company's acquisition of the tendered shares closed on March 8, 2000. On March 16, 2000, the Company completed its acquisition by merger between the Company's acquisition subsidiary and Zing. Pursuant to that merger, the approximately 4% of outstanding shares remaining were converted into the right to receive $15.36 per share from the Company, subject to any dissenter's rights under applicable law. As of May 12, 2000, the Company had not received any notice of election of dissenter's rights for any shares and less than approximately 10,000 former shares had not been surrendered for payment. Total consideration exceeded the fair value of the net tangible assets acquired by $16.0 million, of which $3.3 million has been recorded as goodwill and $12.7 million has been allocated to other intangibles consisting of assembled workforce, trade name, complete technology and customer base. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain balances. The goodwill and the other intangibles are being amortized on a straight-line basis over periods ranging from 10 to 15 years.

       Net sales since the acquisition date of Zing for the fiscal quarter ended March 31, 2000 were approximately $1.7 million. Assuming this acquisition had occurred July 1, 1998, consolidated proforma net sales, income and earnings per share would not have been materially different from the reported amounts for the fiscal years 1999 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 2000 COMPARED WITH THE THREE- AND NINE-MONTH PERIODS ENDED MARCH 31, 1999

The following table sets forth certain items as a percentage of revenues.

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   MARCH 31,                    MARCH 31,
                                                                 (UNAUDITED)                   (UNAUDITED)
                                                        ----------------------------    ----------------------------
                                                            2000             1999          2000             1999
                                                        ------------    ------------    ------------    ------------
                                                                                                          (RESTATED)
Revenues                                                       100.0%          100.0%          100.0%          100.0%
Cost of sales                                                   63.4            71.0            65.7            71.8
                                                        ------------    ------------    ------------    ------------
Gross profit                                                    36.6            29.0            34.3            28.2
Selling and administrative expense                              14.5            17.9            15.8            18.4
Research and development expense                                 6.0             7.4             6.4             7.7
Restructuring charge                                               -             3.1               -             4.1
                                                        ------------    ------------    ------------    ------------
Operating profit (loss)                                         16.1             0.6            12.1            (2.0)
Interest expense, net                                           (1.1)           (2.1)           (1.9)           (2.1)
Other income, net                                                0.2             5.8             0.2            13.1
                                                        ------------    ------------    ------------    ------------
Income before income taxes,
    extraordinary charge                                        15.2             4.3            10.4             9.0
Provision for income taxes                                       4.3             1.4             2.9             3.0
                                                        ------------    ------------    ------------    ------------
Income before extraordinary charge and
    cumulative effect of accounting change                      10.9             2.9             7.5             6.0
Extraordinary charge on early
    extinguishment of debt                                       2.4               -             0.9               -
Cumulative effect of accounting
    change                                                         -               -               -            (6.6)
                                                        ------------    ------------    ------------    ------------
Net income (loss)                                                8.5%            2.9%            6.6%           (0.6)%
                                                        ============    ============    ============    ============


Revenues for the three-month period ended March 31, 2000 increased 43.9% to $197.9 million from $137.6 million in the year-ago period. The current quarter includes $1.7 million of revenue from Zing Technologies, Inc. ("Zing"), and its wholly owned subsidiary and sole operating business, Omnirel LLC ("Omnirel"), which the Company acquired in March. Revenues for the nine-month period ended March 31, 2000 increased 31.0% to $521.3 million from $397.9 million in the year-ago period. The revenue growth was led by year to year and sequential growth in the Company's new proprietary products. Revenues in the nine-month period included $25.3 million of net patent royalties, versus $18.5 million in the comparable prior-year period, reflecting a number of new license agreements and market growth. Royalty revenues in the three-month periods ended March 31, 2000 and 1999 were $10.2 million and $7.4 million, respectively.

Product sales by region are based on the location of the customer's production. For the three months ended March 31, 2000, product sales by region (excluding the contribution of Zing) were approximately 34% from North America, 25% from Europe and 41% from Asia (which includes Japan and Asia Pacific), compared to 43%, 22% and 35%, respectively, in the prior-year quarter. For the nine months ended March 31, 2000, revenues (excluding the contribution of Zing) were approximately 35% from North America, 25% from Europe and 40% from Asia, compared to 42%, 24% and 34%, respectively, in the prior-year period. Revenue in Asia Pacific grew 58% over the prior-year nine months period, reflecting the continued move of American and European manufacturing activities to this region as well as strong demand in all sectors. Europe grew by over 32% for the same period, partly attributed to continuing strength in the automotive and cellular phone industries. North American sales increased by 10% over the prior-year nine-month period in part due to growth in the automotive, cellular phone and portable computer industries.

March-quarter 2000, gross profit increased to $72.4 million (36.6% of revenues) from $39.8 million (29.0% of revenues) in the comparable year-ago quarter. Gross profit for the nine-month period ended March 31, 2000 increased to $178.9 million (34.3% of revenues) from $112.2 million (28.2% of revenues) in the year-ago period. The gross margin increase reflected a higher proportion of revenue from proprietary products, increased royalty income and firm pricing. During December 1998, $2.5 million was charged to the cost of goods sold due to the write-down of inventory as a result of the planned relocation of assembly lines from the Company's facility in England to its facility in Mexico. Excluding the inventory charge, gross profit for the nine-month period ended March 31, 1999 was 28.8% of revenue. See "Notes to Unaudited Consolidated Financial Statements - Note 5. Restructuring and Severance Charges."

In the three- and nine-month periods ended March 31, 2000, selling and administrative expense was $28.8 million and $82.6 million (14.5% and 15.8% of revenues), respectively, versus $24.6 million and $73.1 million (17.9% and 18.4% of revenues) in the comparable year-ago periods. A reduction in the ratio of selling and administrative expense to revenues reflects the results of ongoing initiatives to increase the productivity of selling and administrative activities and the benefit of restructuring programs. Selling and administrative expenses as a percentage of revenues are expected to decrease with rising sales over the near term.

In the three- and nine-month periods ended March 31, 2000, the Company's research and development expenditures increased to $11.8 million and $33.4 million (6.0% and 6.4% of revenues), respectively, compared to $10.1 million and $30.6 million (7.4% and 7.7% of revenues) in the comparable prior-year periods. In the nine-month period ended March 31, 2000, the Company increased research and development expenditures by $2.9 million versus the prior year nine-month period to accelerate the development of new products.

With respect to current-quarter activity related to restructuring and severance charges taken in prior periods, refer to the "Notes to Unaudited Consolidated Financial Statements - Note 5. Restructuring and Severance Charges."

Other income was $1.1 million in the first nine months of fiscal 2000 versus other income of $52.3 million in the comparable prior-year period. During the second quarter of fiscal 1999, the Company recorded a $43.5 million pretax benefit related to the settlements of patent litigation. The income reported from these settlements was net of advanced and deferred royalty payments, patent defense costs, and the share of the Company's royalty proceeds payable to Unitrode Corporation. During the third quarter of fiscal 1999, the Company recorded a $7.6 million pretax benefit related to a new patent license agreement.

Net interest expense decreased by $0.7 million in the three-month period ended March 31, 2000 compared to the prior-year period. The current quarter decrease in net interest expense is due to the payoff of all but $20.7 million of the Company's debt on March 16, 2000 with a portion of the proceeds from the Company's common stock offering, as well as additional interest income earned on the investment of the remaining proceeds. Net interest expense increased by $1.2 million in the nine-month period ended March 31, 2000 versus the prior-year period. This increase reflected higher interest rates on the credit agreement entered into in the last quarter of fiscal 1999 versus the interest rates on the Company's debt outstanding in the first nine months of fiscal 1999.

Net foreign currency gains and losses were less than $1.0 million in each nine-month period.

The Company's effective tax rate for the nine months ended March 31, 2000 was approximately 28%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, state tax credits, and a decrease in valuation allowances.

The Company's effective tax rate for the nine months ended March 31, 1999 was approximately 34.5%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects an increase in valuation allowances, higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit, more than offset by foreign tax credits, research and development credits and state tax credits.

In the quarter ended March 31, 2000, the Company incurred an extraordinary charge of $6.6 million ($4.8 million net of tax) on the early extinguishment of debt as a result of the early payoff of outstanding loans, accrued interest and penalties ($192.3 million) under the Credit Agreement with Banque Nationale de Paris.

In fiscal 1999, the Company reported a non-cash, after-tax charge of $26.2 million associated with the early adoption of Statement of Position ("SOP") 98-5, a mandated change in accounting practices for certain start-up and preoperating costs. This cumulative effect of accounting change was recorded retroactively to the first quarter of fiscal 1999 as a one-time charge. Such costs had previously been deferred and amortized by the Company. Therefore, the nine months ending March 31, 1999 have been restated to reflect the above charge.


SEASONALITY

The Company has experienced moderate seasonality in its business in recent years. On average over the past three years, the Company has reported approximately 48% of annual revenues in the first half and 52% in the second half of its fiscal year. Historical averages are not necessarily indicative of future results.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalent balances of $203.4 million and short term investments of $5.0 million. During the nine-month period ended March 31, 2000, operating activities generated cash flow of $35.7 million.

Net investing activities consumed $65.5 million, primarily due to capital expenditures of $42.8 million and the acquisition of Zing, offset in part by the liquidation of short-term investments and the sale of certain assets. At March 31, 2000, the Company had made purchase commitments for capital expenditures of approximately $21.9 million. Based on current market conditions and assumptions, the Company plans fiscal 2000 capital investments of approximately $75 million, principally for fabrication and assembly capacity to meet market demand. The Company intends to fund capital expenditures and working capital requirements, through cash and cash equivalents on hand and anticipated cash flow from operations. Although the Company believes that its current funding will be sufficient for normal operating activities, the Company may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Cash provided by financing activities amounted to $201.4 million. In the quarter ended March 31, 2000, the Company successfully completed an offering of 9,250,000 shares of common stock, of which 8,850,000 shares were sold by the Company, that generated net proceeds to the Company of $361.7 million (net of $1.7 million of transaction costs and $17.9 million of underwriting discount). The remaining 400,000 shares were sold by a stockholder. A portion of the proceeds was used to pay off the outstanding loans, accrued interest and penalties under the Company's syndicated Credit Agreement with Banque Nationale de Paris in the amount of $192.3 million. The remaining proceeds will be used for general corporate purposes, including capital expenditures and possible acquisitions. The Company also has $18.9 million in foreign revolving lines of credit, against which $13.6 million had been borrowed. Foreign term loan facilities of $2.4 million and domestic equipment financing facilities of $4.6 million were both fully utilized. As of March 31, 2000, the Company had credit facilities of $26 million, against which $20.7 million had been borrowed.

Based on cash and cash equivalents on hand and its unused credit facilities, at March 31, 2000, the Company's liquidity was $213.7 million.

Three class action lawsuits have been brought against the Company and its Board of Directors. See "Note 9. Litigation for further information. Although the Company believes that these class action lawsuits are without merit, the ultimate outcome and the related effect on liquidity thereof cannot be presently determined. Accordingly, the Company has not made any provision for any liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity, see "Notes to Unaudited Consolidated Financial Statements - Note 7. Environmental Matters."


IMPACT OF THE INTRODUCTION OF THE EURODOLLAR

On January 1, 1999, eleven member states of the European Union established fixed conversion rates between their existing national currency and a common currency, the "euro." Until January 1, 2002, either the euro or the participating country's present currency will be accepted in non-cash transactions. On January 1, 2002, euro-denominated bills and coins will be issued and the participating country's present currency will be gradually withdrawn during a period of dual circulation of not to exceed three months.

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

RESTRUCTURING AND SEVERANCE CHARGES

During the second quarter of fiscal 1999, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, to centralize more of its European customer service and administrative activities, and to reduce personnel. The Company expects to complete this operational transition by June 30, 2000. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily operators and technicians; $6.1 million for the write-off of assets to be abandoned; and $2.5 million, which was charged to Cost of Sales, for the write-down of inventory related to specialty product lines. None of the assets written down (primarily building improvements relating to the high-volume assembly production lines and production information systems) will remain in use, and all will be abandoned after the production lines are relocated. In the third quarter of fiscal 1999, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas, the Company recorded a charge of $4.2 million relating to additional severance costs. The severance per person was larger for the third-quarter fiscal 1999 restructuring as compared to the second-quarter fiscal 1999 restructuring because the 43 positions included in the third-quarter fiscal 1999 restructuring were primarily relatively high-paid employees in sales and administrative management. The 350 positions in the second-quarter fiscal 1999 restructuring were primarily operators and technicians who on average have a much lower salary level. The Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

The anticipated cost savings from the second and third fiscal 1999 quarter restructuring activities are expected to total approximately $5 million in fiscal 2000 and $13 million annually thereafter. The estimated savings consist of lower direct labor cost, lower factory overhead (including lower depreciation expense), lower materials costs and lower selling and administrative costs.

As of March 31, 2000, the Company had eliminated 114 positions, paid $6.2 million for termination benefits related to this program and recorded the asset impairment of $8.6 million. The remaining unutilized restructuring accrual of $3.9 million, which is classified as current, relates to severance payments to be made to these previously notified employees for positions that are scheduled to be eliminated during the next three months.

During the fourth quarter of fiscal 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This included a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of March 31, 2000, the Company had eliminated 25 positions and paid $5.1 million in termination benefits. The remaining unutilized severance accrual of $3.2 million at March 31, 2000, which is classified as current, relates to severance payments to these previously notified employees for positions that are scheduled to be eliminated during the next three months.

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

During fiscal 1999, the Company elected early adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard, issued in April 1998 by the AICPA, requires most entities to expense all start-up and preoperating costs as they are incurred. The Company previously followed the accounting practice of deferring such costs and amortizing them over the life of the related asset following the start-up of each new process. The early adoption of SOP 98-5 was required to be made retroactive to the beginning of the first quarter of 1999. The cumulative effect of this change in accounting principle, net of income tax benefit of $5.4 million, was $26.2 million, $0.50 per basic and diluted share, and was recorded retroactively to the first quarter of fiscal 1999 as a one-time charge. Currently, all start-up and preoperating costs are expensed as incurred.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. The Company is required to apply the accounting and disclosures described in SAB 101 during the first quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 on its revenue recognition policy.

YEAR 2000 READINESS

The Year 2000 issue is the result of many existing computer programs and embedded microprocessors using only two digits to refer to the year. Beginning in the year 2000, these systems need to be upgraded or replaced to distinguish 21st century dates from 20th century dates.

We have adopted the definition of Year 2000 conformity published by the British Standards Institute ("BSI") as DISC PD2000-1. Currently, none of our products contain date processing logic. We, therefore, believe that our products are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

Our Global Year 2000 Team was formed to manage and coordinate company-wide Year 2000 initiatives, while local site teams addressed research and remediation for site-specific equipment, facilities and suppliers. The cost of investigation and remediation for the period August 1997 through March 2000 was $7.7 million. The amount includes staff compensation and remediation expenses.

We have successfully completed the verification process for all internal information systems, factory equipment, facilities, suppliers and business partners. To date, we have not experienced any business interruptions due to any Year 2000 related cause and have concluded all of our planned investigation and remediation related to the Year 2000 issue.

Furthermore, we have established programs to ensure that current and future purchases of equipment and software are Year 2000 compliant pursuant to the BSI DISC PD2000-1 definition.

Based on currently available information, we do not believe that the Year 2000 matters discussed above will have a material adverse impact on our financial condition, liquidity, or results of operations. We cannot assure you that our compliance efforts and contingency plans will adequately address every issue that may arise in the year 2000. The costs of our Year 2000 remediation reflect our best estimates, which were based on assumptions of future events, including the continued availability of certain resources, third-party compliance and other factors. We cannot assure you that these estimates will be achieved, and actual results could differ materially from those anticipated.

This disclosure is a Year 2000 statement and constitutes a Year 2000 Readiness Disclosure under Public Law No. 105-271.


CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be under-utilized, capital spending might be slowed, and Company performance might be negatively impacted. Other risks and uncertainties that could negatively impact Company results include: delays in or higher-than-anticipated expenses associated with implementing planned cost reductions; the effectiveness of cost controls; the impact of changes in accounting methods; the impact of trade and export regulations and policies; the actual results of outstanding litigation; changes in environmental laws and regulations; delays in transferring and ramping production lines or completing customer qualifications; the accuracy of customers' forecasts; the ability of current manufacturing facilities to meet future operating needs; product returns; changes in customers' order patterns; the Company's mix of product shipments; the actual growth of the portable electronics industry; the continued rapid growth of demand for more efficient semiconductor components and power conversion solutions; market and sector conditions that affect our customers, licensees, and suppliers; pricing pressures; acceptance of competitors' products; introduction, acceptance, and availability of new products; inability of the Company to fund capital expenditures from internal sources; the failure of suppliers and subcontractors to meet their delivery commitments to the Company; unanticipated impacts on the Company's business or financial condition due to the euro conversion; impact on the Company's business from internal systems, or from the business or systems of suppliers, customers, licensees and other third parties being adversely affected by year 2000 problems; unfavorable changes in industry and competitive conditions; and continued improvement in economic conditions in the Company's markets around the world. For further information, refer to "Risk Factors," in the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on March 7, 2000.

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

INTEREST RATE RISK
The financial assets of the Company are principally short-term investments that are not subject to significant interest rate risk. The financial liabilities of the Company that are subject to interest rate risk are its long-term equipment financing facilities as of March 31, 2000. See "Notes to Unaudited Consolidated Financial Statements - Note 4. Long-Term Debt and Other Loans".

FOREIGN CURRENCY RISK
The Company conducts business in various parts of the world and in various foreign currencies. The Company manages potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments to hedge foreign currency-denominated receivables and payables at certain of its international subsidiaries. At March 31, 2000, the Company evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position, related to its outstanding foreign currency forward exchange contracts. If the Company experienced an adverse change in foreign exchange rates of as much as 10%, the potential decrease in the Company's foreign currency position would have had an immaterial effect on the Company's results of operations, financial position and cash flows.

In the nine months ended March 31, 2000, the Company derived a large portion of its revenues from sales in foreign markets. The fair market value of the Company's foreign currency forward contracts was $33.0 million at March 31, 2000, compared to $43.9 at June 30, 1999. This decrease is due primarily to the sale of certain foreign currency forward contracts. Net realized and unrealized foreign currency gains and losses were less that $1 million in the nine months ended March 31, 2000 and 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       INTERNATIONAL RECTIFIER CORPORATION
                                   REGISTRANT




May 15, 2000                                MICHAEL P. MCGEE
                                            ----------------------------
                                            Michael P. McGee
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer