Form 10-K405
period 2000-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2000-09-27
CIK 316793

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

                    For the fiscal year ended June 30, 2000

                                       or

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from                     to

                         Commission file number 1-7935
                            ------------------------
                      INTERNATIONAL RECTIFIER CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                                95-1528961
 (State or other jurisdiction                     (IRS Employer
              of
incorporation or organization)                 Identification No.)

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

   TITLE OF EACH CLASS                     NAME OF EXCHANGE ON WHICH REGISTERED
--------------------------                 ------------------------------------
Common Stock, par value $1                     New York Stock Exchange
                                                Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                            ------------------------
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

    The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $3,151,696,500 (computed using the closing price of a share of Common Stock on September 22, 2000 reported by New York Stock Exchange).

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

    There were 61,949,105 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 22, 2000.

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 20, 2000, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 2000, are incorporated by reference in
Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

        ITEM                                                                            PAGE
---------------------                                                                 --------
                                       PART I
                   1.   Business....................................................         3
                   2.   Properties..................................................        12
                   3.   Legal Proceedings...........................................        12
                   4.   Submission of Matters to a Vote of the Security Holders.....        13
                        Additional Item. Executive Officers of the Registrant.......        14

                                      PART II
                   5.   Market for the Registrants' Common Equity and Related
                          Stockholders' Matters.....................................        15
                   6.   Selected Financial Data.....................................        16
                   7.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................        17
                  7a.   Quantitative and Qualitative Disclosures about Market
                          Risk......................................................        25
                   8.   Financial Statements and Supplementary Data.................        26
                   9.   Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................        54

                                      PART III
                  10.   Executive Officers of the Registrant........................        54
                  11.   Executive Compensation......................................        54
                  12.   Security Ownership of Certain Beneficial Owners and
                          Management................................................        54
                  13.   Certain Relationships and Related Transactions..............        54

                                      PART IV
                  14.   Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................        54

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    We are a leading designer, manufacturer and marketer of power semiconductors and the leading worldwide supplier of a type of power semiconductor called a MOSFET, a metal oxide semiconductor field effect transistor. Power semiconductors perform a power management function by converting electricity into a form more usable by electrical products. The technology advancements of power semiconductors increase system efficiency, allow more compact end products, improve features and functionality and extend battery life. Our products are used in a range of end-markets, including communications, consumer electronics, information technology, automotive, industrial and government/space.

    We use our proprietary technology, comprehensive knowledge of power management, and low cost manufacturing platforms to offer what we believe is one of the industry's most advanced and competitive lines of power semiconductors. Our products are broadly divided among three product categories:

    - POWER INTEGRATED CIRCUITS AND ADVANCED CIRCUIT DEVICES. A Power Integrated Circuit, or Power IC, is a semiconductor that integrates logic and power management functions on the same chip to optimize system performance. Advanced Circuit Devices are chipsets, multichip modules and advanced performance discrete devices that address power management requirements in more demanding applications. Our Power ICs and Advanced Circuit Devices allow manufacturers to reduce the size, extend the battery life and enhance the functionality of electronic devices. These products provide application specific power management solutions for wireless and wireline communication devices, Internet infrastructure equipment and appliances, video game stations, portable electronics, including personal digital assistants and notebook computers, as well as automotive systems and motor control devices.

    - POWER SYSTEMS. Power Systems combine power semiconductors with other power management components in modules that improve power efficiency, provide a cost-effective alternative to custom analog designs and enable customers to introduce new products more quickly. We are focusing on Power Systems for automotive electronics, including electric power steering and integrated starter/alternator motors, as well as motor control applications, including refrigeration and air conditioning.

    - POWER COMPONENTS. Power Components are discrete devices used in general power management applications. These include power MOSFETs, insulated gate bipolar transistors, referred to as IGBTs, rectifiers, diodes and thyristors. Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to supply power in a form that can be formatted to the specific requirements of a circuit. Our power components are used in virtually all of our end markets.

INDUSTRY OVERVIEW

    Power semiconductors convert power input from a source into usable power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater its need for specially-formatted, finely-regulated power. The adoption of power semiconductor technology is rising with the increasing complexity of electronic products and the rapid proliferation of electronic features in communications, consumer electronics, information technology, automotive and industrial products. Within the power semiconductor market, MOSFETs and IGBTs are critical to power management. Based on statistics published by the Semiconductor Industry Association, industry-wide revenues from sales of power MOSFETs and IGBTs were $3.13 billion in calendar 1999 and are forecasted to total approximately $4.0 billion in calendar 2000.

    Demand for power semiconductors is being driven by the following:

    - GROWTH OF COMMUNICATIONS AND INTERNET INFRASTRUCTURE. Rapid growth in communications, enterprise computing and the Internet is accelerating demand for advanced power semiconductors. Internet infrastructure equipment, such as routers, servers, hubs and switches, rely on advancements in power management efficiency in order to operate at higher speeds and to process more information with the desired degree of reliability.

    - INCREASE IN DEMAND FOR PORTABLE ELECTRONICS. Worldwide demand for mobility and convenience is creating significant growth opportunities in portable electronics that depend on efficient power conversion to extend battery life and enhance product performance. The latest-generation personal computers rely on advances in power management technology to operate efficiently at ever-lower voltages. In addition, high-efficiency power semiconductors enable makers of new cellular phones and notebook computers to offer more compact products that have greater operating speed and performance.

    - INCREASING APPLICATIONS IN AUTOMOTIVE ELECTRONICS AND MOTOR CONTROLS. The proliferation of power features in automobiles and tougher standards for safety, fuel economy, and emissions are driving the adoption of more complex power electronics. Electric motors consume approximately half of the world's electricity. Because of cost and complexity, controls that permit variable-speed operation have been predominantly used in very high-end motor applications. Recent advancements in power management make possible cost-effective, variable-speed motor controls that increase energy efficiency and improve performance in a wide range of industrial, commercial, and household applications.

    - RECOVERY AND EXPANSION OF ASIA PACIFIC ECONOMIES. The Asia Pacific region has begun to recover from its recent financial crisis and many Asia Pacific countries have returned to rapid growth. As disposable income increases in the region, we expect demand for consumer products, such as cellular phones, Internet devices, computers, televisions and other electric appliances, to expand the market for our products.

STRATEGY

    We concentrate our resources on opportunities to add value and leverage our competitive advantages through the following strategic initiatives:

    FOCUS ON ADDING VALUE IN HIGH GROWTH MARKETS. We are leveraging our leadership position in power semiconductors to offer proprietary products that have higher average selling prices and gross margins in targeted applications. Unlike most of our competitors, we focus all of our efforts in power semiconductors. We believe that this focus has resulted in developing the most advanced products for these markets. For example, our Power ICs are used in power management for Intel's Pentium III processors, Advanced Micro Devices' Athlon processors, Motorola's cellular phones, and next generation video game stations. In Power Systems, we are working with major automotive suppliers in designing advanced systems to replace traditional hydraulic and belt-driven applications with more cost-effective electronic systems that improve performance and fuel efficiency. We are also targeting a wide range of applications that have not historically utilized Power Systems, including refrigerators, washing machines, air conditioners and other appliances.

    EXTEND LEADERSHIP IN POWER COMPONENTS. The research firm Dataquest ranks us as the world's leader in sales of MOSFETs. We pioneered the fundamental technology that set the industry standard for power MOSFETs and estimate that approximately 70% of the world's power MOSFETs are produced by IR or use our patented technology. Over the last two years, we have invested aggressively to advance trench and planar process technologies. These investments have produced what we believe are the most efficient power MOSFET components in the marketplace. Our leadership position in Power Components provides us with a platform for continued expansion in value-added growth markets.

    CAPITALIZE ON LEADING CUSTOMER RELATIONSHIPS. As a result of our leadership and strength in power semiconductors, industry leaders look to us for products and programs that address their most challenging power management needs. These relationships put us at the forefront of developing products for new trends in the marketplace. We offer high quality customer service with comprehensive sales and engineering support, including Internet service applications, electronic order entry and just-in-time delivery. Our leading customers include Alcatel, American Power Conversion, Compaq, Delphi, IBM, Lockheed-Martin, Lucent, Maxtor, Motorola, Philips and Sony. Our design wins have accelerated into the applications of these customers, as well as Advanced Micro Devices, Bosch, Cisco Systems, Dell, Intel, Qualcomm and Groupe Schneider.

    LEVERAGE OUR LEADING TECHNOLOGY POSITION. Our leading technology enables us to set performance and architecture standards for power electronics in targeted applications. Our research and development program focuses on Power ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET-Registered Trademark- power MOSFET and IGBT product lines. Over the three years ended June 30, 2000, we spent approximately $127 million on research and development. In the first quarter of fiscal 1998, we opened a new research and development facility that provides submicron process capability and capacity for rapid development. Our long-term investment in research and development has resulted in a broad worldwide patent portfolio, consisting of 342 issued patents and 445 patents pending. In fiscal 1999 and 2000, licenses under our patents generated approximately $26.5 million and $36.4 million, respectively, in royalties. We believe our technology leadership and product innovation will continue to be a source of growth in the fastest growing segments of the power semiconductor industry.

    CAPITALIZE ON LOW COST MANUFACTURING. Unlike many of our competitors, we fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe that our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and /or assembly production facilities in California, Massachusetts, England, Italy, Mexico, Wales, India and China. We also use third-party foundries and assemblers to supplement our internal manufacturing.

PRODUCTS AND APPLICATIONS

    Our products process electrical power into a form that is usable by electric products. We believe that our full complement of power management technology represents a competitive advantage, enabling us to provide customers with integrated solutions for their power management needs. Our products are broadly divided among three product categories: Power ICs and Advanced Circuit Devices, Power Systems and Power Components.

    POWER ICS AND ADVANCED CIRCUIT DEVICES

    A Power IC is a semiconductor that integrates logic and power management functions on the same chip. These devices optimize the performance of circuits that often include power MOSFETs and IGBTs and allow our customers to simplify circuit design and assembly, improve reliability, and reduce overall system size and cost. The ability of a Power IC to sense and respond to circuit conditions makes its performance superior to discrete components. Our Power ICs often use our proprietary power MOSFET technology. We have obtained extensive patent protection for our Power ICs and have additional patent applications pending.

    Advanced Circuit Devices are chipsets, multichip modules and advanced performance discrete devices that address power management requirements in more demanding applications.

    Increased complexity in routers, servers and high-end enterprise computers and other devices require increased levels of power and more effective heat dissipation, making power management one of the most critical tasks. Notebook computers and other portable devices are trending to lower voltages and higher current levels, which require greater efficiency and more complex power management to meet speed and performance demands and to extend battery life. Over the last two years, we invested heavily in key trench and planar process technologies. These investments have resulted in what we believe are the most efficient power MOSFET devices in the marketplace. We believe this new generation of power MOSFETs sets a new standard for price/performance in high-volume consumer electronics applications. We have achieved multiple design wins for our new trench and planar low voltage products in Power ICs and Advanced Circuit Devices for latest generation digital cell phones, high-end portable PCs and other products.

    POWER SYSTEMS

    Power Systems combine power semiconductors with other power management components in specialized modules that improve power efficiency and simplify circuit design. We are currently focusing our Power Systems on automotive electronics and motor control. Our products provide a cost-effective alternative to custom analog designs.

    The proliferation of power features in automobiles and tougher standards for safety, fuel economy, and emissions are driving the adoption of more complex power electronics. An engineering group representing Mercedes-Benz, General Motors, Ford and MIT has forecasted that the electrical load per vehicle could triple from 800 to 2,400 watts by the year 2005, significantly reducing fuel efficiency at a time when regulations require improved gas mileage. Our Power Systems can help offset this impact by replacing traditional hydraulic and belt-driven applications with electronic systems. For example, electric power steering systems can increase fuel efficiency by more than one-and-one-half miles per gallon. In addition, electrically operated automotive systems improve reliability and maintenance. Power Systems are also designed into automotive electronics, including integrated starter/alternator motors, fuel and water pumps and fan controls.

    Motors consume approximately half of the world's electricity. New variable-speed motors equipped with Power Systems increase energy efficiency and performance in a wide range of industrial, commercial and household applications. For example, most refrigerator motors can only run at full speed, but a variable-speed motor can run at the lowest speed needed to maintain the required refrigerator temperature. Our Power Systems designed for variable-speed motors reduce electricity consumption, simplify product design, shorten time-to-market, improve product performance, and reduce overall costs. We have recently achieved design wins from leading worldwide manufacturers in high-end refrigerators, washers and home appliances.

    POWER COMPONENTS

    SWITCHING PRODUCTS. Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to supply power in a form that can be formatted to the specific requirements of a circuit. Our HEXFET-Registered Trademark-power MOSFET and IGBT component products comprised approximately two-thirds of our fiscal 1999 sales and approximately 64% of our sales for fiscal 2000.

    Through our HEXFET-Registered Trademark- product line, we believe that we are the market leader in power MOSFETs. Our emphasis on quality control and reliability has helped us maintain market acceptance and brand recognition of our HEXFET-Registered Trademark-line of products. We pioneered the fundamental technology that set the industry standard for power MOSFETs.

    MOSFETs are critical in a wide variety of electric products. Communications applications include cellular phones, telephone networks and modems. Computer and peripheral applications include power supplies, disk drives and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics applications include home entertainment, video cameras, household appliances, and power tools. Automobile applications include anti-lock braking systems, fuel injection systems, power accessories and air bags. Industrial applications include automated production equipment, instrumentation and test equipment. Government/space applications include communications satellites and command-and-control systems.

    IGBTs typically perform the switch function in industrial applications that require higher current and voltage than power MOSFETs can handle efficiently. The performance and ruggedness of these devices enable them to replace bipolar transistors and thyristors in many high-voltage, high-current motor control and power conditioning applications. Energy-efficient, variable-speed motor controls are an emerging application, and we believe electric and hybrid vehicles may require large quantities of IGBTs for each vehicle. Our IGBT technology is closely related to our power MOSFET technology. We believe that our patents on fundamental power MOSFET technology also apply to IGBTs.

    RECTIFIERS, DIODES AND THYRISTORS. We manufacture a broad line of rectifiers, diodes and thyristors. These products, which also condition electrical power to make it more efficient and usable, are used principally in industrial end products that require power-handling capability from one amp to 5,000 amps and from 20 volts to 5,000 volts. Applications include motor and lighting controls, welding equipment, fork lifts, machine tools, induction heating, locomotives, motor-driven production lines, smelting equipment and power supplies.

    Our Schottky diodes and fast-recovery diodes serve the output rectification function of power conversion. A diode is a discrete device that conducts current in one direction. A Schottky diode is an ultra-fast diode used in high-frequency, low-voltage circuits. A fast-recovery diode is a diode suited to applications above 200 volts where high switching speed is desirable. Schottky diodes are used with power MOSFETs in high-frequency applications such as computers and peripherals. Our HEXFRED-Registered Trademark- fast-recovery diodes are used with IGBTs in higher-current, lower-frequency applications such as motor controls.

MANUFACTURING

    Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly. Wafer fabrication requires a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties. The chemicals are applied in patterns that define cells or circuits within numerous individual devices, termed "die" or "chips", on each wafer. Assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in structures, termed "packages," that make them usable in a circuit. Power semiconductors generally use process technology and equipment already proven in the manufacturing of integrated circuits.

    We have production facilities in California, Massachusetts, England, Italy, Mexico, Wales, India and China. In addition, we have equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Japan, Taiwan, Malaysia, the Czech Republic, Wales and the United States.

    We fabricate the majority of our power MOSFET and IGBT wafers at our HEXFET America facility in Temecula, California. Our most advanced wafer fabrication facility, located in El Segundo, California, expands our manufacturing resources, as well as our development capability. A wafer fabrication facility for high-voltage Power ICs and other Advanced Circuit Devices, as well as assembly operations for components used in government/space applications, is located in El Segundo, California. Another assembly operation for components used in government/space applications is located in Leominster, Massachusetts. We manufacture substantially all of our Schottky diodes, high-power rectifiers and thyristors at our Turin, Italy facility. Plants that assemble power MOSFETs and other products are located overseas in facilities we own or in subcontracted facilities. Our high-volume assembly lines for power MOSFETs, IGBTs and diodes are located in our facility in Mexico. We have installed a production facility in Penllergaer, Wales, to assemble Power Systems. We also have arrangements with third parties for product assembly in the Philippines, Malaysia, Taiwan, Japan, the Czech Republic and Mexico. In a duty-free zone in India, we have an assembly facility for rectifiers and thyristors.

MARKETING, SALES AND DISTRIBUTION

    We market our products through sales staff, representatives and distributors. We believe the depth of our power management product line enhances our competitive position in the overall power semiconductor market.

    In fiscal 2000, our product sales by region, based on the location of the customer, were approximately 36% from North America, 24% from Europe and 40% from Asia, which includes Japan and Asia Pacific. Our domestic direct sales force is organized into four regional sales zones. In Europe, our products are sold through our own sales force as well as through independent sales agents and distributors. Our European sales and representative offices are in England, Italy, Sweden, France, Germany, Finland, Denmark, Switzerland, Russia, the Czech Republic and Hungary. In Asia, we have sales, representative or liaison offices in India, Japan, Singapore, China, Hong Kong, South Korea, Taiwan, the Philippines, Australia and New Zealand.

    For financial information about the results for our geographic areas for each of the last three fiscal years, refer to "Notes to the Consolidated Financial Statements Note 5. Geographic Segments and Foreign Operations."

    Because many applications require products from several product groups, we have organized our marketing efforts by application, rather than product type. These groups focus on several key commercial sectors and on government/space business. In addition, our staff of application engineers provides customers with technical advice and support regarding the use of our products.

CUSTOMERS

    Our devices are incorporated in subsystems and end-products manufactured by other companies. Approximately 42% of our revenue in fiscal 2000 came from sales of our products to distributors. We have historically found it more difficult to determine distributor demand than demand from our other customers. Sales to one distributor, Arrow Electronics, accounted for 12% of our revenues in fiscal 2000. The following table lists our major customers by end-market for fiscal 2000:

END MARKETS                                             CUSTOMERS
-----------                              ---------------------------------------
Communications.........................  Alcatel, Motorola, Nortel Networks,
                                         Qualcomm and Samsung
Information Technology.................  American Power Conversion, Artesyn,
                                         Compaq, IBM, Lucent and Maxtor
Consumer Electronics...................  Fuji, Hitachi, Philips, Siemens and
                                         Sony
Automotive.............................  Bosch, BOSE, Delphi, Ford and TRW
Industrial.............................  Groupe Schneider, Grundfos, ITW, Lights
                                         of America and Lincoln
Government/Space.......................  Bosch, Hughes, Lockheed-Martin and
                                         Marconi

    Our major distributors and contract manufacturers, based on revenues for fiscal 2000 are:Distributors Arrow Electronics, Future Electronics and Zenitron Contract Manufacturers Celestica, Natsteel, SCI and Solectron

BACKLOG

    As of June 30, 2000, our backlog of orders was $326.7 million compared to $146.9 million as of June 30, 1999. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following twelve months. Increasingly, major customers are operating their businesses with shorter lead-times and are placing their orders at shorter intervals, which tend to reduce backlog relative to future revenue. The increase in backlog at June 30, 2000 is largely attributable to an industry rebound, our market share gains, and the addition of a backlog of $20.2 million from our acquisition of Zing Technologies, Inc. at June 30, 2000. Given adequate notice, we usually allow customers to cancel purchase orders without penalty. Backlog is not necessarily indicative of sales for any future period.

RESEARCH AND DEVELOPMENT

    We conduct research and development activities to improve the price/performance ratio of our product offerings across a wide range of end-use applications. Our research and development program focuses on Power ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET-Registered Trademark- power MOSFET and IGBT product lines. We also direct our research and development towards reducing the cost of customers' existing products and products in development. Our program places increasing emphasis on the development of chipsets and system-level solutions that improve overall system performance and cost and help customers to accelerate market introduction of their products.

    In fiscal 2000, 1999, and 1998, we spent approximately $47.1 million, $40.5 million, and $39.1 million, respectively, on research and development activities.

    Our research and development center in El Segundo provides increased capacity and submicron capability for development, pilot production and production of advanced power MOSFETs and IGBTs. The 55,000 square foot facility incorporates a 12,000 square-foot clean-room and is designed to support greater levels of development activity.

    During fiscal 2000, our product introductions accelerated, and we achieved cost reductions and performance enhancements across most of our product line. Our new benchmark products for target applications introduced in fiscal 1999 and fiscal 2000 included:

    - multiple design wins for new trench and planar low-voltage MOSFETs that increase our penetration in advanced digital cell phones and high-end portable PCs;

    - new high-voltage power MOSFETs that combine process technologies to achieve benchmark performance in power supplies for servers and routers needed to carry Internet traffic;

    - high-performance intelligent power switches, proprietary Power ICs and proprietary modules that won designs in electric power steering, fan controls and diesel fuel injection applications;

    - proprietary high-voltage Power ICs and IGBTs that have been designed into high-end refrigerators and washing machines by major U.S., European and Asian brand-name OEM's;

    - Power ICs for dimmable electronic lighting; and

    - a new chipset, built around a unique 1200 Power IC, which adds functionality and sharply increases our product content in industrial motor drives.

INTELLECTUAL PROPERTY

    We have made significant investments in developing and protecting our intellectual property. Through successful enforcement of our patents, we have entered into more than 20 license agreements, generated royalty income, and received substantial payments in settlement of litigation. We have 175 issued U.S. patents and have 185 U.S. patents pending. Our power MOSFET patents expire between 2000 and 2010, with the broadest remaining in effect until 2007 and 2008. In addition, IR has 167 issued foreign patents and 260 foreign patents pending in a number of countries. We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademark HEXFET-Registered Trademark-. We believe that our intellectual property contributes to our competitive advantage.

    We are committed to enforcing our patent rights, including through litigation, if necessary. Consistent with this policy, on June 22, 2000 we filed suit against IXYS Corporation charging infringement of several of our MOSFET
patents.   In April 2000, we entered into a worldwide royalty-bearing license agreement with Semiconductor Components Industries, LLC, dba ON Semiconductor, effective as of January 1, 2000, in settlement of pending litigation between us and ON Semiconductor. We currently have license agreements with the majority of power MOSFET manufacturers in the United States and abroad. In fiscal

1999 and 2000, we derived $26.5 million and $36.4 million of royalty revenues, respectively, from license agreements. In addition, other patent-related income of $53.5 million in fiscal 1999 was derived, from license agreements for prior periods and settlements of litigation for past infringement, net of legal costs and the share of our royalty proceeds payable to Unitrode Corporation. Under the terms of an agreement with Unitrode Corporation, we paid Unitrode approximately 12% of our net patent royalty income from our power MOSFET patents. We do not believe that the expiration of four of our power MOSFET patents in calendar year 2000 will have a material adverse effect on licensing revenues, as our broadest MOSFET patents expire in 2007 and 2008. Most of our broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office.

COMPETITION

    We encounter differing degrees of competition for our various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes, and several of our competitors are larger companies with greater financial resources. We believe that we are distinguished from our competitors by our comprehensive line of power management products and ability to combine these products into compact, cost-effective packages and system-level solutions. Our products compete with products manufactured by others on the basis of breadth of product line, quality, price, reliability, overall performance of the products, delivery time to the customer, and service (including technical advice and support). Our major competitors include: Fairchild Semiconductor Corporation, Infineon Technologies AG (formerly Siemens AG), Intersil Corporation (formerly part of Harris Corporation), NEC Corporation, ON Semiconductor (formerly a division of Motorola, Inc.), Phillips International B.V., ST Microelectronics (formerly called SGS-Thomson Microelectronics), Toshiba Corporation, and Vishay-Siliconix Incorporated.

ENVIRONMENTAL MATTERS

    Federal, state, and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals, and gases used in semiconductor manufacturing processes. We do not believe that compliance with such laws and regulations as now in effect will have a material adverse effect on our results of operations, financial position or cash flows.

    However, under some of these laws and regulations, we could be held financially responsible for remedial measures if properties are contaminated, or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, we may be subject to common law claims if we release substances that damage or harm third parties. We cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future which could have a material adverse effect on our results of operations, financial position or cash flows, as could any failure by us to comply with environmental laws and regulations.

    We and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California, known as the OII site. Other potentially responsible parties who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other such parties, including us, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA. We have settled all outstanding claims that have arisen out of the OII Site. No claims against Rachelle have been settled.

    We also received a letter dated July 25, 1995 from the U.S. Department of Justice, directed to Rachelle, offering to settle claims against Rachelle relating to the first elements of clean-up work at the

OII Site for $4,953,148, but the final remedy assessment has not yet been made. The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, we received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the site. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. We have taken the position that none of the wastes generated by Rachelle were hazardous. Counsel for Rachelle received a request from the EPA in June 2000 to update the name of the contact party for Rachelle designated to receive information on future proposed settlements. The request appears to have been sent to all PRPs and indicated that the EPA intends to formulate a final settlement offer in the near future.

    We cannot determine with accuracy the amount of the potential demand to Rachelle for the cost of the final remedy. Based upon information received to date, we believe that any demand for the cost of the final remedy, if made, would likely be significant, although it should be substantially below the demand amount for earlier phases of the site clean-up. Any demands related to the costs for the final remedy would be in addition to the amount demanded for earlier phases of the OII Site clean-up. Our insurer has not accepted liability, although it has made payments for defense costs we have incurred in connection with the lawsuit.

    We also received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that we may be a potentially responsible party for the deposit of hazardous substances at a facility in Whittier, California. In June 1995, we joined a group of other potentially responsible parties to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, although the actual cost could be much higher. We estimated that we sent approximately 0.1% of the waste, by weight, sent by all parties contributing to the clean-up of the site, and we believe the cost of the clean-up will be roughly allocated among the parties by the amount of waste contributed. On July 31, 1999, the group proposed two settlement offers to us: one for $34,165 and the second for $68,330. The first settlement offer covers investigation and remediation of the site itself and a small area extending beyond the site. The second settlement offer covers this area plus all additional down gradient contamination. On September 14, 1999, we accepted the $68,330 settlement offer, which requires EPA acceptance, and made the required payment on September 28, 1999. There can be no assurance, however, that the EPA will accept the settlement offers or what the ultimate outcome of this matter will be. We believe that, whatever the outcome, it will not have a material adverse effect on our financial condition, results of operations or cash flows.

EMPLOYEES

    As of June 30, 2000, we employed approximately 5,098 people, of whom approximately 4,093 were employed in North America, 846 in Western Europe and 159 in Asia. The only collective bargaining agreements to which we are subject are with respect to our employees in Italy. We have approximately 509 employees in Italy. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

    Our operations occupy a total of approximately one million square feet, of which approximately 600,000 square feet are located within the United States. Of the worldwide total, approximately 182,000 square feet are leased and the balance is owned by us.

    Our leases expire between 2000 and 2010. If we are unable to renew these leases upon expiration, we believe that we could find other suitable premises without any material adverse impact on our operations. Our major facilities are in the following locations:

                                       TOTAL SQUARE FEET
                                      -------------------
FACILITY                               OWNED      LEASED            EXPIRATION OF LEASE
--------                              --------   --------   ------------------------------------
Temecula, California................  331,000         --
El Segundo, California..............  113,000    158,000           May 31, 2001 to July 31, 2004
Leominister, Massachusetts..........   44,000         --
Tijuana, Mexico.....................  129,000         --
Oxted (1)/Whyteleaf, England........   40,000     24,000       October 13, 2004 to June 24, 2010
Turin, Italy........................  110,000         --
Leominster, Massachusetts...........   43,243         --
Penllergaer, Wales..................   80,000         --

------------------------

(1) We intend to sell this facility and move to leased facilities

    We believe that these facilities are adequate for our current and anticipated near-term operating needs. We estimate that we currently utilize approximately 83% of our worldwide manufacturing capacity.

    We have sales or technical support offices located throughout the United States and in Canada, France, Denmark, Germany, Switzerland, Finland, Scandinavia, Russia, the Czech Republic, Hungary, Hong Kong, Japan, China, Korea, Taiwan, the Philippines, Singapore and India which operate in leased facilities.

ITEM 3. LEGAL PROCEEDINGS

    We, along with 87 other companies, were sued in Phoenix, Arizona federal court on February 26, 1999, by the Lemelson Foundation for alleged infringement of various Lemelson "machine-vision" and "auto ID" patents. In July 1999, we entered into an agreement with the Lemelson Foundation that settled all outstanding claims and grants us a license to use the Lemelson patents asserted against us.

    We and certain of our directors and officers have been named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of our common stock completed in April 1991 and the redemption and conversion in June 1991 of our 9% Convertible Subordinated Debentures due 2010. They also allege that our projections for growth in fiscal 1992 were materially misleading. Two of these suits also named our underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities, as defendants.

    The Court has granted summary judgment in favor of our underwriters and has dismissed the claims brought under Section 11 and 12(2) of the Securities Act of 1933, as amended, and the claims based on common law fraud and negligent misrepresentation in the prospectuses. Accordingly, the remaining claims are under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder.

    The Court decertified the class pursuing common law claims for fraud and negligent misrepresentation and granted the defendants' motion to narrow the stockholder class period to June 19, 1991 through October 21, 1991. The trial is currently scheduled for October 3, 2000.

    Although we believe that the remaining claims alleged in the suits are without merit, we cannot presently determine the ultimate outcome. A substantial judgment or settlement, if any, could have a material adverse effect on our results of operations, financial position or cash flows. No provision for any liability that may result upon adjudication of these matters has been made in the Consolidated Financial Statements.

    On December 6, 1999, we filed suit in Federal District Court in Los Angeles, California against Semiconductor Components Industries, LLC, dba ON Semiconductor, alleging infringement of certain of our U.S. patents. The suit sought damages and customary relief in such matters. On April 6, 2000, we entered into a worldwide royalty-bearing license agreement with ON Semiconductor covering certain patents. The license agreement is effective as of January 1, 2000 and settled all pending litigation.

    On June 22, 2000, we filed suit in Federal District Court in Los Angeles, California against IXYS Corporation alleging infringement of certain of our U.S. patents. The suit seeks damages and other relief customary in such matters. On August 17, 2000, IXYS filed an answer and counterclaim denying infringement and alleging patent invalidity and unenforceability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

    Not applicable.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers serve at the discretion of the Board of Directors. Mr. Eric Lidow's employment with IR is subject to the provisions of an executive employment agreement with IR dated May 15, 1991, and subsequently amended on April 12, 1995, June 22, 1998 and August 5, 1998. For further information, see
Note 14 of the Notes to the Consolidated Financial Statements.

    The executive officers of IR are:


Eric Lidow.........................  87   Chairman of the Board
Alexander Lidow....................  45   Chief Executive Officer
Robert J. Mueller..................  71   Executive Vice President--External
                                          Affairs and Business Development
Michael P. McGee...................  41   Executive Vice President and Chief
                                          Financial Officer
Nabeel Gareeb......................  35   Chief Operating Officer
Robert M. Grant....................  37   Executive Vice President, Marketing
                                          Communications and eCommerce
L. Michael Russell.................  53   Executive Vice President, Secretary
                                          and General Counsel

    Eric Lidow, one of our founders, has been a director since our inception in 1947 and was Chief Executive Officer until March 1995. Mr. Lidow continues as Chairman of the Board and also serves as Chairman of our Executive Committee.

    Alexander Lidow, Ph.D., has been employed by us since 1977. He was elected a director in September 1994 and Chief Executive Officer in March 1995. Dr. Lidow serves on the Board of Overseers of RAND Corporation and on the Board of Trustees of the California Institute of Technology. Dr. Lidow is a son of Eric Lidow and a brother of Derek B. Lidow, who formerly shared the responsibility of Chief Executive Officer with Dr. Alexander Lidow and is one of our directors.

    Robert J. Mueller has been employed by us since 1961. He has been Executive Vice President--External Affairs and Business Development since July 1993. He was first elected a director in 1990.

    Michael P. McGee joined us in July 1990. He became Vice President and Chief Financial Officer in 1993. In November 1998, Mr. McGee was elected Executive Vice President.

    Nabeel Gareeb joined us in August 1992. In July 1999, he became Senior Vice President, Components Group. In November 1999, Mr. Gareeb was elected Executive Vice President, Components Group, and in July 2000, he was elected Chief Operating Officer.

    Robert M. Grant joined us in February 1992. In October 1998, he became Senior Vice President, Customer Service and Sales Systems, and in October 1999 became Senior Vice President, Marketing Communications and eCommerce. In
July 2000, Mr. Grant was elected Executive Vice President, Marketing Communications and eCommerce.

    L. Michael Russell joined us in January 1997 as Vice President and General Counsel and became Secretary in February 1997. In November 1998, he was elected Executive Vice President. Mr. Russell was General Counsel, Consumer & Industrial Segment, and Chief International Counsel of Teledyne, Inc., where he was employed in the Corporate Legal Department for more than five years.

PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

                          PRICE RANGE OF COMMON STOCK
                          (CLOSING PRICES IN DOLLARS)

                                                                                                               STOCKHOLDERS AT
                          FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER         YEAR END
FISCAL                 -------------------   -------------------   -------------------   -------------------   ---------------
YEAR                     HIGH       LOW        HIGH       LOW        HIGH       LOW        HIGH       LOW          (000'S)
------                 --------   --------   --------   --------   --------   --------   --------   --------   ---------------
2000                    17 7/16     12 1/4         26     15 3/4         46     23 3/4    57 9/16   31 11/16        1,546
1999                     8 9/16      4 1/4   10 13/16      4 1/4     11 7/8      6 3/8     13 1/2     7 3/16        1,839
1998                     23 3/4         18     23 3/8    11 9/16    14 9/16    10 9/16     12 1/2     8 3/16        1,837

    Our Common Stock is traded on The New York Stock Exchange and the Pacific Exchange under the symbol "IRF." No dividends have been recently declared or paid.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data as of June 30, 2000 and 1999 and for the fiscal years ended June 30, 2000, 1999 and 1998 are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes beginning on page 33. The selected consolidated financial data as of June 30, 1998, 1997 and 1996, and for the fiscal years ended June 30, 1997 and 1996 are derived from our audited consolidated financial statements which are not included in this document.

                                                               FISCAL YEARS ENDED JUNE 30,
                                                   ----------------------------------------------------
                                                     2000       1999       1998       1997       1996
                                                   --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA
  (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.........................................  $753,327   $545,371   $551,891   $486,127   $576,849
Cost of sales....................................   485,240    393,379    375,727    323,067    351,046
                                                   --------   --------   --------   --------   --------
Gross profit.....................................   268,087    151,992    176,164    163,060    225,803
Selling and administrative expense...............   114,664     98,193    104,661    105,954    102,129
Research and development expense.................    47,180     40,512     39,132     35,495     26,967
Impairment of assets, restructuring and severance
  charges........................................        --     24,520         --     71,000         --
                                                   --------   --------   --------   --------   --------
Operating profit (loss)..........................   106,243    (11,233)    32,371    (49,389)    96,707
Interest expense, net............................    (6,012)   (11,120)    (7,288)    (4,015)      (394)
Other income (expense), net......................     1,309     53,509       (494)       714       (383)
                                                   --------   --------   --------   --------   --------
Income (loss) before income taxes, extraordinary
  charge and cumulative effect of accounting
  change.........................................   101,540     31,156     24,589    (52,690)    95,930
Provision (benefit) for income taxes.............    28,431     10,780      8,114     (9,484)    29,451
                                                   --------   --------   --------   --------   --------
Income (loss) before extraordinary charge and
  cumulative effect of accounting change.........    73,109     20,376     16,475    (43,206)    66,479
Cumulative effect of accounting change, net of
  income tax benefit of $5,431...................        --    (26,154)        --         --         --
Extraordinary charge on early repayment of debt,
  net of income tax benefit of $1,856............    (4,772)        --         --         --         --
                                                   --------   --------   --------   --------   --------
Net income (loss)................................  $ 68,337   $ (5,778)  $ 16,475   $(43,206)  $ 66,479
                                                   ========   ========   ========   ========   ========
Net income (loss) per common share:
Basic:
  Income (loss) before extraordinary charge and
    cumulative effect of accounting change:......  $   1.33   $   0.39   $   0.32   $  (0.84)  $   1.31
  Extraordinary charge and cumulative effect of
    accounting change............................     (0.08)     (0.50)        --         --         --
                                                   --------   --------   --------   --------   --------
  Net income (loss) per common share--Basic......  $   1.25   $  (0.11)  $   0.32   $  (0.84)  $   1.31
                                                   ========   ========   ========   ========   ========
Diluted:
  Income (loss) before extraordinary charge and
    cumulative effect of accounting change.......  $   1.27   $   0.39   $   0.32   $  (0.84)  $   1.29
  Extraordinary charge and cumulative effect of
    accounting change............................     (0.08)     (0.50)        --         --         --
                                                   --------   --------   --------   --------   --------
  Net income (loss) per common share--Diluted....  $   1.19   $  (0.11)  $   0.32   $  (0.84)  $   1.29
                                                   ========   ========   ========   ========   ========
Average common shares outstanding--Basic.........    54,803     51,612     51,248     51,307     50,577
Average common shares and potentially dilutive
  securities outstanding--Diluted................    57,662     51,788     51,674     51,307     51,384

                                                                       AT JUNE 30,
                                                  ------------------------------------------------------
                                                     2000        1999       1998       1997       1996
                                                  ----------   --------   --------   --------   --------
BALANCE SHEET DATA (IN THOUSANDS)(1)
Working capital (2).............................  $  441,463   $165,642   $163,317   $203,216   $178,072
Working capital--Adjusted (3)...................     201,200    148,288    183,170    181,622    147,882
Total assets....................................   1,025,970    709,085    735,827    679,753    629,079
Short-term debt.................................      14,073     23,043     65,379     31,820     23,570
Long-term debt, less current maturities.........       4,589    158,418    141,528    143,164     47,994
Stockholders' equity............................     844,066    396,274    399,650    381,715    421,213

------------------------

(1) Certain reclassifications have been made to previously reported amounts to conform to current-year presentation.

(2) Working capital defined as current assets less current liabilities.

(3) Working capital (excluding cash and debt) defined as current assets (excluding cash and short-term investments) less current liabilities (excluding debt).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth certain items included in selected financial data as a percentage of revenues.

                                                                    FISCAL YEARS ENDED
                                                                         JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    64.4       72.1       68.1
                                                               -----      -----      -----
Gross profit................................................    35.6       27.9       31.9
Selling and administrative expense..........................    15.2       18.0       19.0
Research and development expense............................     6.3        7.4        7.1
Impairment of assets, restructuring and severance charges...      --        4.5         --
                                                               -----      -----      -----
Operating profit (loss).....................................    14.1       (2.0)       5.8
Interest expense, net.......................................    (0.8)      (2.0)      (1.3)
Other income (expense), net.................................     0.2        9.8       (0.1)
                                                               -----      -----      -----
Income before income taxes, extraordinary charge and
  cumulative effect of accounting change....................    13.5        5.8        4.4
Provision for income taxes..................................     3.8        2.1        1.4
                                                               -----      -----      -----
Income before extraordinary charge and cumulative effect of
  accounting change.........................................     9.7        3.7        3.0
Extraordinary charge and cumulative effect of accounting
  change....................................................    (0.6)      (4.8)        --
                                                               -----      -----      -----
Net income (loss)...........................................     9.1%      (1.1)%      3.0%
                                                               =====      =====      =====

    2000 COMPARED WITH 1999

    Revenues for fiscal 2000 were $753.3 million, 38.1% higher than fiscal 1999 revenue of $545.3 million. This includes $9.4 million of revenue from our acquisition of Zing Technologies, Inc. ("Zing") and its wholly-owned subsidiary Omnirel LLC ("Omnirel"). Revenues for our new proprietary products (Power Integrated Circuits, Advanced Circuit Devices, and Power Systems) grew 66% to 23% of revenue in fiscal 2000 compared to 19% of revenue in fiscal 1999. Net patent royalties contributed $36.4 million to revenue, compared to $26.5 million in fiscal 1999, reflecting a number of new license agreements and market growth.

    Based on the location of the customer, revenues per region (excluding the contribution of Zing) were approximately 36% from North America, 24% from Europe, and 40% from Japan and Asia Pacific in fiscal 2000. This compares to 42%, 24%, and 34% for these regions, respectively, in fiscal 1999. Year-to-year, revenue increased by 62% in Asia Pacific and 62% in Japan, reflecting the continued movement of American and European manufacturing activities to this region as well as strong demand in all sectors. European revenue increased 38% year-to-year, due to continuing strength in the automotive and cellular phone industries. Revenue in North America increased 18% year-to-year, due to strength in the computer industry.

    Gross profit was $268.1 million (35.6% of revenues) in fiscal 2000, versus $152.0 million (27.9% of revenues) in fiscal 1999. The gross margin increase reflected a higher proportion of revenue from our proprietary products, increased royalty income and firm pricing. During fiscal 1999, $2.5 million was charged to cost of goods sold due to the write-down of inventory as a result of the planned relocation of assembly lines from our facility in England to our facility in Mexico. Excluding the inventory charge, gross profit for fiscal 1999 was 28.3% of revenue. See "Notes to Consolidated Financial Statements, Note 4. Impairment of Assets, Restructuring and Severance Charges."

    In fiscal 2000, selling and administrative expense was $114.7 million (15.2% of revenues), versus $98.2 million (18.0% of revenues) in the comparable year-ago period. A reduction in the ratio of selling and administrative expense to revenues reflects the results of ongoing initiatives to increase the productivity of selling and administrative activities and the benefit of restructuring programs. Selling and administrative expenses as a percentage of revenues are expected to further decrease over the near term.

    In fiscal 2000, our research and development expenditures increased to $47.2 million (6.3% of revenues) compared to $40.5 million (7.4% of revenues) in the comparable prior-year period. The $6.7 million increase reflects, among other things, our initiatives to accelerate the development of new products.

    With respect to current year activity related to restructuring and severance charges taken in prior periods, refer to the "Notes to Consolidated Financial Statements, Note 4. Impairment of Assets, Restructuring and Severance Charges."

    Other income was $1.3 million in fiscal 2000 versus other income of $53.5 million in the comparable prior-year period. In fiscal 1999, other income consisted of proceeds related to the settlements of patent litigation. The income reported from these settlements was net of advanced and deferred royalty payments, patent defense costs, and the share of our royalty proceeds payable to Unitrode Corporation.

    Net interest expense decreased by $5.1 million in fiscal 2000 versus the prior year. This decrease reflected higher interest income in fiscal 2000 as a result of the cash generated from our common stock offering in March 2000.

    Net foreign currency gains and losses were less than $1.0 million in each fiscal year.

    Our effective tax rate in fiscal 2000 was approximately 28.0%, which differs from the U.S. federal statutory tax rate of 35%, due primarily to the decrease in valuation allowance, the benefit of foreign tax and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

    The difference between the U.S. federal statutory tax rate of 35.0% and our effective tax rate of approximately 34.6% and 33.0% in fiscal 1999 and 1998, respectively, was attributable mainly to the benefits of foreign tax credits, research and development credits and state tax credits partially offset by an increase in valuation allowance, higher statutory rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit, and an increase due to deferred compensation in 1999.

    In the quarter ended March 31, 2000, we recorded an extraordinary charge of $6.6 million ($4.8 million net of tax benefit) on the early extinguishment of debt as a result of the early payoff of our outstanding loans, accrued interest and prepayment penalties (aggregating $192.3 million) under our syndicated Credit Agreement with Banque Nationale de Paris.

    In fiscal 1999, we reported a non-cash, after-tax charge of $26.2 million associated with the early adoption of Statement of Position ("SOP") 98-5, a mandated change in accounting practices for certain start-up and preoperating costs. This cumulative effect of accounting change was recorded retroactively to the first quarter of fiscal 1999 as a one-time charge. We had previously deferred and amortized such costs.

    1999 COMPARED WITH 1998

    Fiscal 1999 was a 52-week year compared to a 53-week year in fiscal 1998. Revenues for fiscal 1999 were $545.4 million, slightly lower than fiscal 1998 revenue of $551.9 million. Net patent royalties contributed $26.5 million to revenue, compared to $17.2 million in the prior period. During fiscal 1999, our global pricing averaged a 8% decline compared to a 14% drop in the prior period.

    In fiscal 1999, product sales by region (based on the location of the customer) were approximately 42% from North America, 24% from Europe and 34% from Asia, which includes Japan and Asia Pacific, compared to 47%, 26% and 27%, respectively, in fiscal 1998. Year-to-year, revenue in Japan decreased by 8.5% but increased in Asia Pacific by 35.4%, reflecting a partial economic recovery and our penetration into new market segments in the Asian market. Europe was down 10.1% year-to-year, with weakness in most market segments. Revenue in North America decreased 12.4% year-to-year, reflecting distributors' efforts to reduce their inventories and the shift of some U.S. based customers' assembly operations to locations in Asia.

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

    In an effort to offset price pressure, we substantially reduced unit costs and achieved approximately $53 million in manufacturing cost reductions in fiscal 1999. Cost reduction measures included re-negotiation of prices paid for materials and subcontract manufacturing services and process changes that benefited manufacturing yields, as well as increased utilization of our production capacity.

    Selling and administrative expense was $98.2 million (18.0% of revenues) in fiscal 1999 versus $104.7 million (19.0% of revenues) in fiscal 1998. The improvement in absolute dollars and as a percent of sales reflects initiatives to increase the productivity of selling and administrative activities as well as the benefit of restructuring programs.

    In fiscal 1999, research and development expenditures increased
$1.4 million to $40.5 million (7.4% of revenues) from $39.1 million (7.1% of revenues) in the prior period. Higher research and development expenses for fiscal 1999 reflect accelerated development of new products, as well as higher overhead costs associated with a new research and development facility. We expect this increased development activity to yield significant new products.

    In the second and third quarters of fiscal 1999, we took restructuring charges totaling $18.7 million. The charges are associated with streamlining worldwide sales and administration and with the transfer of high-volume assembly lines from our operation in England to our facility in Mexico. This total charge consisted of an inventory write-down of $2.5 million and a $16.2 million restructuring charge consisting of $10.1 million in estimated severance costs and $6.1 million for the write-down of related assets. We expect to generate savings of $5 million in fiscal 2000 and savings of approximately $13 million annually thereafter when these restructuring activities are fully implemented. We expect the savings resulting from these activities to reduce product cost and selling and administrative expense as a percentage of sales.

    During June 1999, we recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This severance consisted of costs due to the resignation of

Dr. Derek B. Lidow, who shared the responsibility of Chief Executive Officer, and a reduction in sales and administrative management and staff levels.

    Other income was $53.5 million in fiscal 1999, compared to other expense of $0.5 million in fiscal 1998. Other income primarily consisted of proceeds from license agreements for prior periods and amounts in settlement of litigation for past patent infringement (net of legal costs and the share of our royalty proceeds payable to Unitrode Corporation).

    In fiscal 1999, net interest expense increased $3.8 million from the prior year. The increase was due to higher interest expense incurred on higher average debt balances over the prior year, which was partially offset by increases in interest income on investments.

    We reported a non-cash, after-tax charge of $26.2 million associated with the early adoption of SOP 98-5, an AICPA-mandated change in accounting practices for certain start-up and preoperating costs. We had previously deferred and amortized these costs.

    Net realized and unrealized foreign currency gains and losses were less than $1 million in each year.

    SEASONALITY

    We have experienced moderate seasonality in our business in recent years. On average over the past three years, we have reported approximately 46% of annual revenues in the first half and 54% in the second half of our fiscal year.

    LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, we maintained cash, cash equivalents and short-term investments of $254.3 million compared to $40.4 million at June 30, 1999. The increase was primarily the result of cash generated from operating activities and our common stock offering in March 2000. During the twelve-month period ended June 30, 2000, operating activities generated cash flow of $96.4 million.

    Net investing activities consumed $145.8 million, primarily due to capital expenditures of $64.6 million and purchases of short-term investments of $49.0 million. At June 30, 2000, we had made purchase commitments for capital expenditures of approximately $15.2 million. Assuming existing market conditions, we plan fiscal 2001 capital investments of approximately
$125 million, principally for fabrication and assembly capacity to meet market demand. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations, and, as needed, from funds available from equipment financing facilities. On July 17, 2000, subsequent to the end of fiscal 2000, we sold
$550 million of 4.25% convertible subordinated notes. We received proceeds of approximately $533 million (net of underwriting commissions). The notes mature in seven years. The notes may be converted into common stock at a conversion price of $73.935 per share. We may redeem the notes on or after July 18, 2003. For more information on the notes, see "Notes to Consolidated Financial Statements Note 17. Subsequent Events." Although we believe that funding will be sufficient, we may also consider the use of funds from other external sources including, but not limited to, public or private offerings of debt or equity.

    In fiscal 2000, cash provided by financing activities amounted to $214.3 million. In March 2000, we completed an offering of 9,250,000 shares of common stock (of which 8,850,000 shares were sold by IR and the remaining 400,000 shares were sold by a stockholder) that generated net proceeds of $360.7 million for us (net of $2.7 million of transaction costs and $17.9 million of underwriting commissions). We used a portion of the proceeds to pay off the outstanding loans, accrued interest and prepayment penalties (aggregating $192.3 million) under our syndicated Credit Agreement with Banque Nationale de Paris. The remaining proceeds will be used for general corporate purposes, including capital expenditures and possible acquisitions. As of June 30, 2000, we also had $19.3 million in foreign revolving lines of credit, against which $12.1 million had been borrowed. In addition, we had foreign term loan facilities of

$2.2 million and domestic equipment financing facilities of $4.4 million, which were both fully utilized. As of June 30, 2000, we had credit facilities of $26.0 million, against which $18.6 million had been borrowed. Based on cash, cash equivalents on hand, short-term investments and unused credit facilities at June 30, 2000, our liquidity was $261.6 million.

    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to various risks including changes in interest rates affecting the repayment of debt and return on investments and foreign currency rate fluctuations. We do not hold or purchase any foreign currency or interest rate contracts for trading purposes. Our objective in managing the exposure to foreign currency changes is to reduce the risk to earnings and cash flow by entering into forward exchange contracts which are intended to reduce risks associated with the value of our existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

    In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

    Interest Rate Risk

    Our financial assets and liabilities that are subject to interest rate risk are our short-term investments. As of June 30, 2000, a 10% change in interest rates would not have had a material effect on our results of operations, financial position and cash flows.

    Foreign Currency Risk

    We conduct business in various parts of the world and in various foreign currencies. We manage potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments to hedge foreign currency denominated receivables and payables at certain of our international subsidiaries. At June 30, 2000, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position, related to our outstanding foreign currency forward exchange contracts. If we experienced an adverse change in foreign exchange rates of as much as 10%, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position and cash flows.

    In fiscal 2000, we derived a large portion of our revenues from sales in foreign markets. The notional value of our foreign currency forward contracts was $37.4 million at June 30, 2000 compared to $44.5 million at June 30, 1999. This decrease is due primarily to the sale of certain foreign currency forward contracts. The fair market value of our foreign currency forward contracts was $0.5 million at June 30, 2000 and $0.7 million at June 30, 1999. Net realized and unrealized foreign currency gains and losses were less than $1 million in the twelve months ended June 30, 1999 and 2000.

    IMPACT OF THE INTRODUCTION OF THE EURO

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

    We have initiated an internal analysis to determine the effects of the January 1, 2002 conversion. The current assessment includes the potential impact of the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, the impact on currency exchange rate risk and currency exchange costs, and the impact on existing contracts.

    Based on currently available information, we do not believe that the euro conversion will have a material adverse impact on our business or financial condition. We will continue to evaluate the impact of the euro conversion.

    IMPAIRMENT OF ASSETS, RESTRUCTURING AND SEVERANCE CHARGES

    During December 1998, we recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from our facility in England to our facility in Mexico to take advantage of labor rate savings, and to centralize more of our European customer service and administrative activities, resulting in reductions in personnel. We essentially completed this operational transition as of June 30, 2000. The charge consisted of $5.9 million, substantially for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write-off of assets to be abandoned, and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down, which consist primarily of building improvements relating to the high-volume assembly production lines, and production information systems, remain in use and all of them have been abandoned. In the third quarter of fiscal 1999, we recorded a final charge of $4.2 million relating to additional severance costs, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. The severance per person is larger for the March 1999 restructuring versus the December 1998 restructuring as the 43 positions included in the March 1999 restructuring were primarily highly-paid employees in sales and administrative management. The approximately 350 positions in the December 1998 restructuring were primarily operators and technicians who have a much lower salary level.

    The cost savings from the fiscal 1999 restructuring activities resulted in annual savings of approximately $5 million in fiscal 2000 and is expected to result in approximately $13 million annually thereafter. These estimated savings consist of lower direct labor costs, lower factory overhead (including lower depreciation expense), lower materials costs and lower selling and administrative costs.

    As of June 30, 2000, we had eliminated 336 positions, paid $9.5 million for termination benefits related to this program and recorded asset impairments totaling $8.5 million. The remaining unutilized restructuring accrual of $0.7 million, which is classified as current, relates to severance payments to certain notified employees, who were notified prior to June 30, 2000 of the elimination of their positions. We estimate that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

    During June 1999, we recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This includes a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow, who shared the responsibility of Chief Executive Officer. As of June 30, 2000, we had eliminated 36 positions and paid $6.3 million in termination benefits. The remaining unutilized severance accrual of $2.0 million at June 30, 2000, which is classified as current, relates to severance payments to certain employees who were notified prior to June 30, 2000 of the elimination of their positions.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of Opinion 25 for the definition of an employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. We believe that this interpretation will not have a material impact on our consolidated financial statements.

    Effective the first day of fiscal 2000, we adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by the American Institute of Certified Public Accountants ("AICPA"). SOP 98-1 provides standards on accounting for the costs of computer software developed or obtained for internal use. The new standards do not significantly differ from our previous accounting treatment for software developed or obtained for internal use and did not have a significant impact on our Consolidated Financial Statements.

    During fiscal 1999, we elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard, issued in April 1998 by the AICPA, requires most entities to expense all start-up and preoperating costs as they are incurred. We previously deferred such costs and amortized them over the life of the related asset following the start-up of each new process. The early adoption of SOP 98-5 was required to be made retroactive to the beginning of the first quarter of fiscal 1999. The cumulative effect of this change in accounting principle, net of income tax benefit of $5.4 million, was $26.2 million or $0.50 per basic and diluted share and was recorded retroactively to the first quarter of 1999 as a one-time charge. Currently, all start-up and preoperating costs are expensed as incurred.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. SAB 101, as amended by SAB 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements" is effective for us commencing in the fourth quarter of fiscal 2001. We do not believe that SAB 101, as amended by SAB 101A and SAB 101B, will have a material impact on our consolidated financial statements.

    In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement
No. 133." SFAS No. 133 establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not believe that SFAS No. 133, as amended by SFAS No. 137, will have a material impact on our consolidated financial statements.

    CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
     1995

    This Form 10-K Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be under-utilized, capital spending might be slowed, and Company performance might be negatively impacted. Other risks and uncertainties that could negatively impact our results include: delays in or higher-than-anticipated expenses associated with implementing planned cost reductions; the effectiveness of cost controls; the impact of changes in accounting methods; the impact of trade and export regulations and policies; the actual results of outstanding litigation; changes in environmental laws and regulations; delays in transferring and ramping production lines or completing customer qualifications; the accuracy of customers' forecasts; the ability of current manufacturing facilities to meet future operating needs; product returns; changes in customers' order patterns; our mix of product shipments; the actual growth of the portable electronics industry; the continued rapid growth of demand for more efficient semiconductor components and power conversion solutions; market and sector conditions that affect our customers, licensees, and suppliers; pricing pressures; acceptance of competitors' products; introduction, acceptance, and availability of new products; inability to fund capital expenditures from existing credit facilities or other external sources; the failure of suppliers and subcontractors to meet their delivery commitments to us; unanticipated impacts on our business or financial condition due to the euro conversion; unfavorable changes in industry and competitive conditions; and general economic conditions in our markets around the world.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See "Quantitative and Qualitative Disclosures about Market Risk" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................     27
Financial Statements
  Consolidated Statement of Operations for the Fiscal Years
    Ended June 30, 2000, 1999 and 1998......................     28
  Consolidated Statement of Comprehensive Income for the
    Fiscal Years Ended June 30, 2000, 1999 and 1998.........     29
  Consolidated Balance Sheet as of June 30, 2000 and 1999...     30
  Consolidated Statement of Stockholders' Equity for the
    Fiscal Years Ended June 30, 2000, 1999 and 1998.........     31
  Consolidated Statement of Cash Flows for the Fiscal Years
    Ended June 30, 2000, 1999 and 1998......................     32
  Notes to Consolidated Financial Statements................     33

Supporting Financial Statement Schedule:

SCHEDULE NO.                                                    PAGE
------------                                                  --------
    II Valuation and Qualifying Accounts and Reserves for
     the Fiscal Years Ended June 30, 2000, 1999 and 1998....     60

    Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Stockholders and Board of Directors

International Rectifier Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California
July 20, 2000

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN 000'S EXCEPT PER SHARE AMOUNTS)

                                                               FISCAL YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $753,327   $545,371   $551,891
Cost of sales...............................................   485,240    393,379    375,727
                                                              --------   --------   --------
    Gross profit............................................   268,087    151,992    176,164
Selling and administrative expense..........................   114,664     98,193    104,661
Research and development expense............................    47,180     40,512     39,132
Impairment of assets, restructuring and severance charges
  (Note 4)..................................................        --     24,520         --
                                                              --------   --------   --------
    Operating profit (loss).................................   106,243    (11,233)    32,371
Other income (expense):
  Interest, net.............................................    (6,012)   (11,120)    (7,288)
Other, net..................................................     1,309     53,509       (494)
                                                              --------   --------   --------
    Income before income taxes, extraordinary charge and
      cumulative effect of accounting change................   101,540     31,156     24,589
Provision for income taxes (Note 6).........................    28,431     10,780      8,114
                                                              --------   --------   --------
    Income before extraordinary charge and cumulative effect
      of accounting change..................................    73,109     20,376     16,475
Cumulative effect of accounting change, net of income tax
  benefit of $5,431.........................................        --    (26,154)        --
Extraordinary charge on early repayment of debt, net of
  income tax
  benefit of $1,856.........................................    (4,772)        --         --
                                                              --------   --------   --------
    Net income (loss).......................................  $ 68,337   $ (5,778)  $ 16,475
                                                              ========   ========   ========
Net income (loss) per common share:
Basic:
  Income before extraordinary charge and cumulative effect
    of accounting change....................................  $   1.33   $   0.39   $   0.32
  Extraordinary charge and cumulative effect of accounting
    change..................................................     (0.08)     (0.50)        --
                                                              --------   --------   --------
  Net income (loss) per common share--Basic (Note 7)........  $   1.25   $  (0.11)  $   0.32
                                                              ========   ========   ========
Diluted:
  Income before extraordinary charge and cumulative effect
    of accounting change....................................  $   1.27   $   0.39   $   0.32
  Extraordinary charge and cumulative effect of accounting
    change..................................................     (0.08)     (0.50)        --
                                                              --------   --------   --------
  Net income (loss) per common share--Diluted (Note 7)......  $   1.19   $  (0.11)  $   0.32
                                                              ========   ========   ========
Average common shares outstanding--Basic (Note 7)...........    54,803     51,612     51,248
                                                              ========   ========   ========
Average common shares and potentially dilutive securities
  outstanding--Diluted (Note 7).............................    57,662     51,788     51,674
                                                              ========   ========   ========

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                   (IN 000'S)

                                                               FISCAL YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net income (loss)...........................................  $68,337    $(5,778)   $16,475
                                                              -------    -------    -------
Other comprehensive income (loss), net of tax effect of
  $(105), $305 and $904, respectively:
  Foreign currency translation adjustments..................   (1,670)      (579)    (1,835)
  Unrealized gains on securities:
    Unrealized holding gains arising during period..........    1,940         --         --
                                                              -------    -------    -------
  Other comprehensive income................................      270       (579)    (1,835)
                                                              -------    -------    -------
      Comprehensive income (loss)...........................  $68,607    $(6,357)   $14,640
                                                              =======    =======    =======

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,    JUNE 30,
                                                                 2000        1999
                                                              ----------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  196,406   $ 31,497
  Short-term investments....................................      57,930      8,900
  Trade accounts receivable, less allowance for doubtful
    accounts ($1,280 in 2000 and $1,886 in 1999)............     180,349    121,659
  Inventories...............................................     117,974    108,463
  Deferred income taxes (Note 6)............................      21,953     16,078
  Prepaid expenses and other receivables....................      17,011     19,677
                                                              ----------   --------
      Total current assets..................................     591,623    306,274
  Property, plant and equipment, at cost, less accumulated
    depreciation ($304,644 in 2000 and $252,707 in 1999)....     390,787    380,504
  Other assets..............................................      43,560     22,307
                                                              ----------   --------
      Total assets..........................................  $1,025,970   $709,085
                                                              ==========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans (Note 2).......................................  $   12,089   $ 14,996
  Long-term debt, due within one year (Note 2)..............       1,984      8,047
  Accounts payable..........................................      85,580     64,809
  Accrued salaries, wages and commissions...................      17,757     19,546
  Other accrued expenses....................................      32,750     33,234
                                                              ----------   --------
      Total current liabilities.............................     150,160    140,632
Long-term debt, less current maturities.....................       4,589    158,418
Other long-term liabilities.................................       8,486      7,142
Deferred income taxes (Note 6)..............................      18,669      6,619
Commitments and contingencies (Notes 9, 10, 11, 13, 14 and
  15)
Stockholders' equity (Notes 1 and 3):
  Common shares, $1 par value, authorized: 150,000,000;
    issued and outstanding: 61,594,181 shares in 2000 and
    51,780,700 shares in 1999...............................      61,594     51,781
  Preferred shares, $1 par value, authorized: 1,000,000;
    issued and outstanding: none in 2000 and 1999...........          --         --
  Capital contributed in excess of par value of shares......     627,118    257,746
  Retained earnings.........................................     161,205     92,868
  Accumulated other comprehensive loss......................      (5,851)    (6,121)
                                                              ----------   --------
      Total stockholders' equity............................     844,066    396,274
                                                              ----------   --------
      Total liabilities and stockholders' equity............  $1,025,970   $709,085
                                                              ==========   ========

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN 000'S EXCEPT SHARE AMOUNTS)

                                                           CAPITAL
                                                         CONTRIBUTED                ACCUMULATED
                                                         IN EXCESS OF                  OTHER
                                              COMMON      PAR VALUE     RETAINED   COMPREHENSIVE
                                              SHARES      OF SHARES     EARNINGS   INCOME (LOSS)    TOTAL
                                             ---------   ------------   --------   -------------   --------
BALANCE, JUNE 30, 1997.....................   $51,052       $252,199    $ 82,171      $(3,707)     $381,715
Issuance of common shares:
  82,361--exercise of stock options                82            528          --           --           610
  216,655--stock purchase plan                    217          2,181          --           --         2,398
Tax benefits from exercise of stock options
  and stock purchase plan..................        --            287          --           --           287
Net income for the year ended June 30,
  1998.....................................        --             --      16,475           --        16,475
Foreign currency translation adjustments...        --             --          --       (1,835)       (1,835)
                                              -------       --------    --------      -------      --------
BALANCE, JUNE 30, 1998.....................    51,351        255,195      98,646       (5,542)      399,650
Issuance of common shares:
  85,600--exercise of stock options                86            549          --           --           635
  344,177--stock purchase plan                    344          2,040          --           --         2,384
Adjustment to tax benefits from exercise of
  stock options and stock purchase plan....        --            (38)         --           --           (38)
Net loss for the year ended June 30,
  1999.....................................        --             --      (5,778)          --        (5,778)
Foreign currency translation adjustments...        --             --          --         (579)         (579)
                                              -------       --------    --------      -------      --------
BALANCE, JUNE 30, 1999.....................    51,781        257,746      92,868       (6,121)      396,274
Issuance of common shares:
  8,850,000--issuance of common stock           8,850        351,838          --           --       360,688
  726,271--exercise of stock options              726          9,817          --           --        10,543
  237,210--stock purchase plan                    237          2,047          --           --         2,284
Tax benefits from exercise of stock options
  and stock purchase plan..................        --          5,670          --           --         5,670
Unrealized gain on available-for-sale
  securities, less deferred tax provision
  of $1,140................................        --             --          --        1,940         1,940
Net income for the year ended June 30,
  2000.....................................        --             --      68,337           --        68,337
Foreign currency translation adjustments...        --             --          --       (1,670)       (1,670)
                                              -------       --------    --------      -------      --------
BALANCE, JUNE 30, 2000.....................   $61,594       $627,118    $161,205      $(5,851)     $844,066
                                              =======       ========    ========      =======      ========

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (IN 000'S)

                                                                FISCAL YEARS ENDED JUNE 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   --------
Cash flow from operating activities:
  Net income (loss).........................................  $  68,337   $  (5,778)  $ 16,475
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................     55,937      46,162     38,937
    Deferred income.........................................       (350)       (600)      (600)
    Deferred income taxes...................................      6,178      (7,231)     9,452
    Deferred compensation and other.........................        (70)     (6,888)    (1,892)
    Impairment of assets, restructuring and severance
      charges...............................................         --      27,020         --
    Cumulative effect of accounting change..................         --      26,154         --
    Extraordinary charge....................................      4,772          --         --
    Change in operating assets and liabilities (Note 1).....    (38,439)     18,373    (16,291)
                                                              ---------   ---------   --------
Net cash provided by operating activities...................     96,365      97,212     46,081
                                                              ---------   ---------   --------
Cash flow from investing activities:
  Additions to property, plant and equipment................    (64,616)    (71,577)   (90,280)
  Proceeds from sale of property, plant and equipment.......      4,118          --         --
  Acquisition of business...................................    (28,500)         --         --
  Purchase of short-term investments........................    (49,030)    (12,900)   (47,550)
  Proceeds from sale of short-term investments..............         --      17,232     51,168
  Change in other noncurrent assets.........................     (7,755)      8,862     (5,596)
                                                              ---------   ---------   --------
Net cash used in investing activities.......................   (145,783)    (58,383)   (92,258)
                                                              ---------   ---------   --------
Cash flow from financing activities:
  Net proceeds from issuance of (repayments of) short-term
    bank debt...............................................     (2,712)    (12,727)    16,922
  Net proceeds from issuance of long-term debt..............        153     192,669     42,128
  Payments on long-term debt and obligations under capital
    leases..................................................   (164,134)   (217,352)   (18,650)
  Net proceeds from issuance of common stock................    379,185       2,981      3,295
  Other.....................................................      1,810      (5,647)    (1,560)
                                                              ---------   ---------   --------
Net cash provided by (used in) financing activities.........    214,302     (40,076)    42,135
                                                              ---------   ---------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         25         450       (228)
                                                              ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents........    164,909        (797)    (4,270)
Cash and cash equivalents, beginning of year................     31,497      32,294     36,564
                                                              ---------   ---------   --------
Cash and cash equivalents, end of year......................  $ 196,406   $  31,497   $ 32,294
                                                              =========   =========   ========

         The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    International Rectifier Corporation ("IR or the Company") is a leading designer, manufacturer and marketer of power semiconductors and the leading worldwide supplier of a type of power semiconductor called a MOSFET, a metal oxide semiconductor field effect transistor. Power semiconductors perform a power management function by converting electricity into a form more usable by electrical products. The technology advancements of power semiconductors increase system efficiency, allow more compact end products, improve features and functionality and extend battery life. The Company's products are used in a range of end markets, including communications, consumer electronics, information technology, automotive, industrial and government/space.

    IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries, which are located in Europe, Mexico, Japan, and Southeast Asia. All material intercompany transactions have been eliminated.

    FISCAL YEAR

    The Company operates on a fiscal calendar under which fiscal 2000 consisted of 52 weeks ending July 2. Fiscal 1999 consisted of 52 weeks ending July 4. Fiscal 1998 consisted of 53 weeks ending July 5. For convenience, all references herein to fiscal years are to fiscal years ended June 30.

    REVENUE RECOGNITION

    The Company recognizes revenues from product sales to all customers, including distributors, when an agreement of sale exists, product delivery has occurred, pricing is fixed and determinable, and collection is reasonably assured.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

    ADVERTISING

    The Company expenses all advertising costs in the periods in which those costs are incurred. The Company shares portions of certain distributors' advertising expenses through cooperative advertising arrangements. In fiscal 2000, 1999, and 1998, the Company incurred approximately $4.2 million, $3.9 million, and $3.6 million, respectively, of advertising costs.

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

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    U.S. income taxes have not been provided on approximately $53.3 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

    NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share-Basic is computed by dividing net income
(loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income (loss) per common share-Diluted is similar to the computation of net income (loss) per common share-Basic except that the denominator is increased to include the number of potential common shares, such as options, that would have been outstanding. The Treasury Stock Method is used to calculate the dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

    STATEMENT OF CASH FLOWS

    The Company invests excess cash from operations in investment grade money market instruments. The Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents. Components in the change of operating assets and liabilities for the fiscal years ended June 30, 2000, 1999, and 1998 were comprised of the following (000's):

                                                   2000       1999       1998
                                                 --------   --------   --------
Trade accounts receivable, net.................  $(49,090)  $ (1,107)  $ (8,381)
Inventories....................................    (5,295)    15,494    (16,104)
Prepaid expenses and other receivables.........       (52)    (6,704)      (279)
Accounts payable...............................    19,871     18,525      7,106
Accrued salaries, wages and commissions........    (2,527)     3,893      1,660
Other accrued expenses.........................    (1,346)   (11,728)      (293)
                                                 --------   --------   --------
                                                 $(38,439)  $ 18,373   $(16,291)
                                                 ========   ========   ========

    Supplemental disclosures of cash flow information (000's):

                                                      2000       1999       1998
                                                    --------   --------   --------
Cash paid during the year for:
  Interest........................................  $12,205    $ 6,497     $7,423
  Income taxes....................................    7,005     18,274      2,050
  Interest capitalized............................      788      1,142      2,434

    SHORT-TERM INVESTMENTS

    The Company's short-term investments consist of investment-grade money market instruments. All of the Company's investments have original maturities of less than one year. In accordance with the criteria established by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's investments are classified as "available-for-sale." In accordance with SFAS 115, these investments are carried at market value, and unrealized gains and losses, net of tax, are reported in shareholders' equity as a component of accumulated other

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) comprehensive income and loss. At June 30, 1999 the cost of the investments approximates the market value. Unrealized holding gains of $1.9 million are included in other comprehensive income for fiscal 2000. Unrealized gains and losses were immaterial for fiscal 1999 and 1998.

    INVENTORIES

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at June 30, 2000 and 1999 were comprised of the following (000's):

                                                            2000       1999
                                                          --------   --------
Raw materials...........................................  $ 18,296   $ 15,277
Work-in-process.........................................    59,654     52,124
Finished goods..........................................    40,024     41,062
                                                          --------   --------
                                                          $117,974   $108,463
                                                          ========   ========

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in other income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, ranging from 3 to 30 years, or the units of production method based upon the estimated output of the equipment. Depreciation and amortization expense for the fiscal years ended June 30, 2000, 1999 and 1998 was $55.9 million, $46.2 million and $38.9 million, respectively. Property, plant and equipment at June 30, 2000 and 1999 were comprised of the following (000's):

                                                                       RANGE OF
                                                2000        1999      USEFUL LIFE
                                              ---------   ---------   -----------
Buildings and improvements..................  $ 146,627   $ 120,872      3-30
Equipment...................................    481,145     425,194      3-15
Construction-in-progress....................     56,993      76,841
Less accumulated depreciation...............   (304,644)   (252,707)
                                              ---------   ---------
                                                380,121     370,200
Land........................................     10,666      10,304
                                              ---------   ---------
                                              $ 390,787   $ 380,504
                                              =========   =========

    Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment at June 30, 2000 and 1999 were as follows (000's):

                                                             2000       1999
                                                           --------   --------
Equipment................................................  $ 2,208    $ 13,607
Less accumulated depreciation............................   (1,459)    (10,882)
                                                           -------    --------
                                                           $   749    $  2,725
                                                           =======    ========

    Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 2000, 1999, and 1998, repairs and maintenance costs were $23.5 million, $16.7 million, and $18.8 million, respectively.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Historically, preoperating and start-up costs incurred in connection with construction of major new production facilities were capitalized until such facilities become operational. These costs were then amortized over the lives of such facilities. Effective fiscal 1999, preoperating and start-up costs are expensed as incurred in accordance with SOP 98-5, as described more fully in the Recent Accounting Pronouncements section of Note 1 of the Consolidated Financial Statements.

    LONG-LIVED ASSETS

    The Company defines long-lived assets as property, plant, and equipment less accumulated depreciation, and other intangible assets.

    The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any, based on the fair value of the assets.

    INTANGIBLE ASSETS

    Patent and related costs are amortized using the straight-line method over the life of the related patent portfolio. On March 16, 2000, the Company completed its acquisition by merger between the Company's acquisition subsidiary and Zing Technologies, Inc. ("Zing"), and its wholly-owned subsidiary, Omnirel LLC ("Omnirel"). Total consideration exceeded fair market value of the net tangible assets acquired by $14.2 million, of which $1.5 million has been recorded as goodwill and $12.7 million has been allocated to other intangibles consisting of assembled workforce, trade name, completed technology and customer base. The goodwill and the other intangibles are being amortized on a straight-line basis over periods up to 15 years.

    CONCENTRATION OF RISK

    The Company places its cash in investment-grade vehicles with high credit quality financial institutions.

    The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. Credit losses have consistently been within management's expectations.

    FOREIGN CURRENCY TRANSLATIONS AND TRANSACTIONS

    In general, the functional currency of a foreign operation is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into U.S. dollars using current exchange rates. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of stockholders' equity. At June 30, 2000 and 1999, accumulated foreign currency translation losses were $5.8 million and $6.1 million, respectively.

    The Company hedges certain portions of its exposure to foreign currency fluctuations of foreign currency denominated receivables and payables at certain of its international subsidiaries through forward foreign exchange contracts. At June 30, 2000 and 1999, the Company had approximately $37.4 million and $44.5 million in notional value of forward foreign exchange contracts outstanding with fair values of $0.5 million and $0.7 million, respectively. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period. Net realized and unrealized gains or losses on forward contracts for the years ending June 30, 2000 and 1999 were less than

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$1.0 million, and were included in "Other Income (Expense)." The Company does not hold or issue forward contracts for trading purposes.

    At June 30, 2000 and 1999, the majority of the maturities of the Company's forward foreign exchange contracts were three months or less in term.

    INTEREST RATE SWAPS

    Under the Company's Credit Agreement entered into on June 30, 1999, the Company was required to hedge the interest rate for at least half of the outstanding term loans under the agreement. The Company entered into interest rate swap agreements to hedge approximately 50% of these outstanding term loans. In March 2000, the Company paid off all outstanding loans and sold all of its unexpired interest rate swap agreements, resulting in a nominal gain.

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

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of Opinion 25 for the definition of an employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that this interpretation will not have a material impact on its consolidated financial statements.

    Effective the first day of fiscal 2000, the Company adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," issued by the American Institute of Certified Public Accountants ("AICPA"). SOP 98-1 provides standards on accounting for the costs of computer software developed or obtained for internal use. The new standards do not significantly differ from the Company's previous accounting treatment for software developed or obtained for internal use and did not have a significant impact on its Consolidated Financial Statements.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    During fiscal 1999, the Company elected early adoption of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This accounting standard, issued in April 1998 by the AICPA, requires most entities to expense all start-up and preoperating costs as they are incurred. The Company previously deferred such costs and amortized them over the life of the related asset following the start-up of each new process. The early adoption of SOP 98-5 was required to be made retroactive to the beginning of the first quarter of fiscal 1999. The cumulative effect of this change in accounting principle, net of income tax benefit of $5.4 million, was $26.2 million or $0.50 per basic and diluted share and was recorded retroactively to the first quarter of 1999 as a one-time charge. Currently, all start-up and preoperating costs are expensed as incurred.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. SAB 101, as amended by SAB 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements" is effective for the Company commencing in the fourth quarter of fiscal 2001. The Company does not believe that SAB 101, as amended by SAB 101A and SAB 101B, will have a material impact on its consolidated financial statements.

    In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was later amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement
No. 133." SFAS No. 133 establishes standards for the accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This Statement generally requires recognition of gains and losses on hedging instruments, based on changes in fair value or the earnings effect of a forecasted transaction. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that SFAS No. 133, as amended by SFAS No. 137, will have a material impact on its Consolidated Financial Statements.

    RECLASSIFICATION

    Certain reclassifications have been made to previously reported amounts to conform to the current-year presentation.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

2. BANK LOANS AND LONG-TERM DEBT

    In the quarter ended March 31, 2000, the Company successfully completed an offering of 9,250,000 shares of common stock, of which 8,850,000 shares were sold by the Company, which generated net proceeds to the Company of $360.7 million (net of $2.7 million of transaction costs and $17.9 million of underwriting commissions). The remaining 400,000 shares were sold by a stockholder. A portion of the Company's proceeds was used to pay off outstanding loans, accrued interest and prepayment penalties (aggregating $192.3 million) under the Company's syndicated Credit Agreement with Banque Nationale de Paris. As a result of the early extinguishment of debt, the Company incurred an extraordinary charge of $6.6 million ($4.8 million net of tax benefit).

    At June 30, 2000, the Company had $19.3 million in foreign revolving lines of credit, against which $12.1 million had been borrowed. Foreign term loan facilities of $2.2 million and equipment financing facilities of $4.4 million were both fully utilized.

    The following is a summary of the Company's long-term debt and other loans at June 30, 2000, and 1999 (in 000's):

                                                                2000       1999
                                                              --------   --------
Domestic bank loans collateralized by the majority of the
  Company's assets, payable in quarterly installments of
  principal and interest at variable rates of 8.3% and 8.8%,
  due in 2004 and 2005......................................  $    --    $155,213
Capitalized lease obligations payable in varying monthly
  installments primarily at variable rates from 6.3% to
  12.0%, due in 2002 through 2004...........................    4,406       5,298
Foreign bank loans collateralized by property and/or
  equipment, payable in varying monthly installments at
  10.8%, due in 2000........................................      233         216
Foreign unsecured bank loans payable in varying monthly
  installments at rates from 4.3% to 8.4%, due in 2001
  through 2006..............................................    1,934       5,738
                                                              -------    --------
Debt, including current portion of long-term debt ($1,984 in
  2000 and $8,047 in 1999)..................................    6,573     166,465
Foreign unsecured revolving bank loans at rates from 1.5% to
  8.5%......................................................   12,089      14,996
                                                              -------    --------
Total debt..................................................  $18,662    $181,461
                                                              =======    ========

    As of June 30, 2000, scheduled principal payments on long-term debt are as follows: fiscal 2001: $2.1 million; fiscal 2002: $1.8 million; fiscal 2003:
$1.4 million; fiscal 2004: $1.1 million; fiscal 2005: $0.1 million and $0.1 million thereafter.

    During fiscal 2000, 1999 and 1998, the Company incurred interest expense, net of capitalized interest, of $11.2 million, $12.7 million, and $10.1 million, respectively.

    In accordance with SFAS No. 107 "Disclosures About Fair Value of Financial Instruments," the fair values of the Company's debt has been estimated based on current rates offered to the Company for debt of the same remaining maturities. The carrying amounts of the loans to the Company approximate their fair values.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has a compensatory employee stock purchase plan ("ESPP"). Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value at a designated date. During fiscal 2000, 1999 and 1998, 237,210, 344,177 and 216,655 shares were purchased at weighted average per share exercise prices of $9.63, $6.93 and $11.07, respectively. Shares authorized under this plan that remained unissued were 859,499, 1,096,709, and 1,440,886 at June 30, 2000, 1999 and 1998, respectively. The weighted average per share fair value of ESPP options granted, using the Black-Scholes method, in 2000, 1999 and 1998 was $5.81, $2.84 and $4.31 per share, respectively.

    STOCK OPTION PLANS

    The Company has four stock option plans, the Stock Option Plan of 1984 (as amended) ("1984 Plan"), the Amended and Restated Stock Incentive Plan of 1992 ("1992 Plan"), the 1997 Employee Stock Incentive Plan ("1997 Plan") and the 2000 Stock Incentive Plan ("2000 Plan"). Under the 1984 Plan and the 1992 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, including executive officers, and to members of the Company's Board of Directors. Under the 1997 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees and consultants, but not to executive officers of the Company or members of its Board of Directors. Under the 2000 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, officers, directors, and consultants and advisors. Options have been issued with an exercise price at least equal to the fair value of the Company's common stock at the date of grant ("at market") and become generally exercisable in annual installments of 20%, beginning on the first anniversary date.

    The 1984 Plan terminated in August, 1994. As of June 1999, there are no remaining options outstanding under the 1984 Plan. During fiscal 1998 and 1999, 2,800 and 14,000 shares under option, respectively, expired under the 1984 plan.

    In November 1996, the stockholders of the Company approved an amendment to the stock option plan of 1992. The amendment broadened the types of options and other stock-based awards (e.g., restricted stock, SARs and performance shares) that may be granted (prior to the amendment, only non-qualified options could be granted), extended the term of the 1992 Plan for three years to December 31, 2002, retained the provision for the annual increase in shares of the Company's common stock available for grant of 1.5% of outstanding shares, increased the maximum number of shares that may be granted to non-employee directors from 100,000 to 120,000 (including an annual grant of 5,000 shares to each such director), reduced the holding period for full vesting of certain non-employee director options from one year to six months, and generally provided the committee of the Board of Directors that administers the 1992 Plan with substantial powers and discretion with respect to awards. During fiscal 1998, 1999, and 2000, only non-qualified options were issued, at market, under the 1992 Plan. On January 1, 1998, 1999 and 2000, 767,928, 773,019 and 780,922
shares, respectively, were added to the 1992 Plan.

    The Board of Directors adopted the 1997 Plan in November 1997. The terms of the options authorized and granted under the 1997 Plan are substantially similar to those under the 1992 Plan. As of June 30, 2000, there were 40,750 shares available for future grants to eligible employees; no awards may be

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK (CONTINUED)
granted after December 31, 2002. Executive officers and directors are not eligible for grants under the 1997 Plan. During fiscal 1998, 1999, and 2000 only non-qualified options were issued under the 1997 Plan.

    In November 1999, the stockholders of the Company approved the 2000 Plan. The 2000 Plan is effective as of January 1, 2000. No awards may be granted under the 2000 Plan after December 31, 2009. As of June 30, 2000, there were 2,311,400 shares available for future grants to eligible persons.

    A summary of the status of options under the 1984, 1992, 1997 and 2000 Plans is as follows:

                                                                      WEIGHTED
                                                                       AVERAGE       WEIGHTED AVERAGE
                                                                   OPTION EXERCISE   GRANT DATE FAIR
                                                        SHARES     PRICE PER SHARE   VALUE PER SHARE
                                                       ---------   ---------------   ----------------
Outstanding, June 30, 1997...........................  2,798,185       $14.55             $   --
  Options granted....................................  1,666,960        15.22               7.73
  Options exercised..................................    (82,361)        7.41                 --
  Options expired or canceled........................    (88,002)       15.29                 --
                                                       ---------

Outstanding, June 30, 1998...........................  4,294,782        14.93                 --
  Options granted....................................  1,388,050         9.20               4.20
  Options exercised..................................    (85,600)        7.42                 --
  Options expired or canceled........................   (207,485)       13.69                 --
                                                       ---------

Outstanding, June 30, 1999...........................  5,389,747        13.62                 --
  Options granted....................................  3,850,350        33.52              20.14
  Options exercised..................................   (726,271)       14.50                 --
  Options expired or canceled........................   (257,649)       14.50                 --
                                                       ---------
Outstanding June 30, 2000............................  8,256,177       $22.79             $   --
                                                       =========

    The following table summarizes significant option groups outstanding at June 30, 2000 and related weighted average price and life information:

                               OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
----------------------------------------------------------------------------------   ---------------------------------
                                  NUMBER       WEIGHTED AVERAGE                          NUMBER
RANGE OF EXERCISE             OUTSTANDING AT    REMAINING LIFE    WEIGHTED AVERAGE   EXERCISABLE AT   WEIGHTED AVERAGE
PRICE PER SHARE               JUNE 30, 2000        (YEARS)         EXERCISE PRICE    JUNE 30, 2000     EXERCISE PRICE
-----------------             --------------   ----------------   ----------------   --------------   ----------------
$5.50 to $8.50..............    1,088,300            7.1               $ 7.67             511,850          $ 7.63
$9.31 to $11.88.............    1,237,510            7.0               $10.84             846,470          $11.08
$12.63 to $16.75............    1,343,239            7.9               $13.68             307,350          $14.66
$17.44 to $20.75............    1,528,031            7.8               $19.14             514,199          $19.00
$21.25 to $33.88............    1,143,847            7.0               $26.99             303,742          $21.83
$40.31 to $54.13............    1,915,250            9.8               $45.91                  --              --
                                ---------                                               ---------
                                8,256,177            7.9               $22.79           2,483,611          $13.77
                                =========                                               =========

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK (CONTINUED)
    Additional information relating to the 1984, 1992, 1997 and 2000 Plans at June 30, 2000, 1999 and 1998 is as follows: revenues

                                                                2000        1999        1998
                                                             ----------   ---------   ---------
Options exercisable........................................   2,483,611   2,388,781   1,178,881
Options available for grant................................   2,998,123   1,314,902     746,448
Total reserved common stock shares for stock option
  plans....................................................  11,254,300   6,699,649   5,041,230

    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                 2000           1999           1998
                                                               --------       --------       --------
Expected life (years)...................................            5              5              5
Interest rate...........................................         6.38%          5.40%          5.81%
Volatility..............................................        64.00%         57.03%         49.88%
Dividend yield..........................................            0%             0%             0%

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation programs. Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income (loss) and net income (loss) per common share--Basic and Diluted would approximate the following (000's except per share data):

                                                            2000       1999       1998
                                                          --------   --------   --------
Net income (loss)
  As reported...........................................  $68,337    $ (5,778)  $16,475
  Pro forma.............................................   60,202     (10,091)   12,918
Net income (loss) per common share--Basic
  As reported...........................................  $  1.25    $  (0.11)  $  0.32
  Pro forma.............................................     1.10       (0.20)     0.25
Net income (loss) per common share--Diluted
  As reported...........................................  $  1.19    $  (0.11)  $  0.32
  Pro forma.............................................     1.04       (0.20)     0.25

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

    The Rights will become exercisable ten days after a person or group (the "Acquiror") has acquired beneficial ownership of 20% or more of the Company's common stock other than pursuant to a qualified offer, or announces or commences a tender offer or exchange offer that could result in the acquisition of

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

3. CAPITAL STOCK (CONTINUED)
beneficial ownership of 20% or more. Once exercisable, each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $135, subject to adjustment to prevent dilution. If the Acquiror acquires 20% or more of the Company's common stock, each Right (except those held by the Acquiror) entitles the holder to purchase either the Company's stock or stock in the merged entity at half of market value. The Rights have no voting power, expire on August 14, 2006, and may be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that 20% or more of the Company's shares have been acquired by the Acquiror.

    The Company amended and restated its Rights Agreement, as of December 15, 1998, to remove the requirement that continuing directors vote in board approvals of certain corporate transactions.

4. IMPAIRMENT OF ASSETS, RESTRUCTURING AND SEVERANCE CHARGES

    During December 1998, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings, and to centralize more of its European customer service and administrative activities, resulting in reductions in personnel. The Company essentially completed this operational transition by June 30, 2000. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians, $6.1 million for the write- off of assets to be abandoned, and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down, which consist primarily of building improvements relating to the high-volume assembly production lines, and production information systems, remain in use and all of them have been abandoned. In the third quarter of fiscal 1999, the Company recorded a final charge of $4.2 million relating to additional severance costs, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. The severance per person is larger for the March 1999 restructuring versus the December 1998 restructuring as the 43 positions included in the March 1999 restructuring were primarily highly paid employees in sales and administrative management. The approximately 350 positions in the December 1998 restructuring were primarily operators and technicians who have a much lower salary level.

    As of June 30, 2000, the Company had eliminated 336 positions, paid
$9.5 million for termination benefits related to this program and recorded asset impairment of $8.5 million. The remaining unutilized restructuring accrual of $0.7 million, which is classified as current, relates to severance payments to certain notified employees, who were notified prior to June 30, 2000 of the elimination of their positions. The Company estimates that, ultimately, charges associated with all of these actions will total approximately $18.7 million.

    During June 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This includes a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of June 30, 2000, the Company had eliminated 36 positions and paid $6.3 million in termination benefits. The remaining unutilized severance accrual of $2.0 million at June 30, 2000, which is classified as current, relates to severance payments to certain employees who were notified prior to June 30, 2000 of the elimination of their position.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

5. GEOGRAPHIC SEGMENTS AND FOREIGN OPERATIONS

    The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for the fiscal years ended June 30, 2000, 1999 and 1998 is presented below (000's):

                                                  2000       1999       1998
                                                --------   --------   --------
Revenues from Unaffiliated Customers
  Great Britain...............................  $106,157   $ 77,457   $ 85,900
  Singapore...................................   128,813     79,489     59,840
  Other foreign...............................   200,823    125,173    138,635
                                                --------   --------   --------
    Subtotal--Foreign.........................   435,793    282,119    284,375
  United States...............................   281,121    236,732    250,283
  Unallocated royalties.......................    36,413     26,520     17,233
                                                --------   --------   --------
      Total...................................  $753,327   $545,371   $551,891
                                                ========   ========   ========

Long-lived Assets
  Great Britain...............................  $ 24,674   $ 26,237
  Singapore...................................     3,235      4,948
  Other foreign...............................    19,930     23,118
                                                --------   --------
    Subtotal--Foreign.........................    47,839     54,303
  United States...............................   386,508    348,508
                                                --------   --------
      Total...................................  $434,347   $402,811
                                                ========   ========

    One distributor accounted for 12%, 11%, and 10% of the Company's consolidated net revenues in fiscal 2000, 1999, and 1998 respectively.

6. INCOME TAXES

    Income before income taxes, cumulative effect of accounting change and extraordinary charges for the fiscal years ended June 30, 2000, 1999 and 1998 is as follows (000's):

                                                    2000       1999       1998
                                                  --------   --------   --------
Operations:
  Domestic......................................  $ 64,311   $29,907    $14,389
  Foreign.......................................    37,229     1,249     10,200
                                                  --------   -------    -------
                                                  $101,540   $31,156    $24,589
                                                  ========   =======    =======

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes for the fiscal years ended June 30, 2000, 1999 and 1998 consists of (000's):

                                                     2000       1999       1998
                                                   --------   --------   --------
Current income taxes:
  Domestic.......................................  $ 6,257    $   680    $(4,940)
  Foreign........................................   15,362     17,413      3,597
                                                   -------    -------    -------
                                                    21,619     18,093     (1,343)
                                                   -------    -------    -------

Deferred income taxes:
  Domestic.......................................    6,814     (3,515)     9,009
  Foreign........................................       (2)    (3,798)       448
                                                   -------    -------    -------
                                                     6,812     (7,313)     9,457
                                                   -------    -------    -------
Total provision..................................  $28,431    $10,780    $ 8,114
                                                   =======    =======    =======

    Deferred taxes result primarily from temporary differences relating to depreciation, financial statement reserves and state taxes.

    The Company's effective tax rate on pretax income differs from the U.S. Federal Statutory tax rate for the fiscal years ended June 30, 2000, 1999 and 1998 as follows:

                                                         2000       1999       1998
                                                       --------   --------   --------
Statutory tax rate...................................    35.0%       35.0%     35.0%
Change in valuation allowance........................    (7.7)       37.6       1.5
Foreign tax differential.............................     4.8        51.2       3.7
Foreign tax credit benefit...........................    (2.1)      (48.4)     (5.1)
Research tax credit benefit..........................    (3.4)      (42.1)     (1.0)
State taxes, net of federal tax benefit..............     0.5        (7.6)     (4.8)
Deferred compensation................................      --         7.0        --
Other, net...........................................     0.9         1.9       3.7
                                                        -----      ------     -----
                                                         28.0%       34.6%     33.0%
                                                        =====      ======     =====

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

6. INCOME TAXES (CONTINUED)
    The major components of the net deferred tax asset (liability) as of June 30, 2000 and 1999 are as follows (000's):

                                                                2000       1999
                                                              --------   --------
Deferred tax liabilities:
  Depreciation..............................................  $(57,908)  $(48,651)
  Effect of state taxes.....................................    (3,185)    (3,185)
  Other.....................................................    (2,803)    (1,370)
                                                              --------   --------
  Total deferred tax liabilities............................   (63,896)   (53,206)
                                                              --------   --------
Deferred tax assets:
  Financial statement reserves..............................     4,724      5,348
  Credit carryovers.........................................    61,614     67,386
  Impairment of assets, restructuring and severance
    charges.................................................     6,370     17,941
  Inventory adjustment......................................       296        571
  Net operating loss carryovers.............................     6,634      2,582
  Other.....................................................       151        649
                                                              --------   --------
  Total deferred tax assets.................................    79,789     94,477
                                                              --------   --------
Valuation allowance.........................................   (12,609)   (31,812)
                                                              --------   --------
Net deferred tax asset......................................  $  3,284   $  9,459
                                                              ========   ========

    At the end of the fiscal year 2000, the Company has federal net operating loss ("NOL") carry forwards of approximately $2.0 million. In addition, the Company has approximately $19.7 million, $0.4 million and $30.4 million, of foreign tax credits, investment tax credits, and research and development tax credit carryforwards, before valuation allowance, available to reduce income taxes otherwise payable, which expire from 2001 to 2020. Furthermore, the Company has approximately $3.5 million of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax, and $7.7 million of state investment tax credits, before valuation allowance, which expire from 2004 to 2008.

    Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOL and tax credit carryovers may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of June 30, 2000, no ownership change has occurred which would limit the Company's utilization of its NOL or credit carryovers. However, in connection with the acquisition of Zing, the Company acquired NOLs of approximately $2.0 million. The utilization of such NOLs will be subject to the annual limitations under IRC Section 382.

    The Company has NOL carry forwards of approximately $19.8 million, which were generated from the Company's United Kingdom subsidiaries. The NOLs can generally be carried forward indefinitely, with certain limitations.

    Realization of deferred tax assets is dependent upon generating sufficient taxable income. Management believes that there is a risk that certain deferred tax assets may result in no benefit and, accordingly, has established a valuation allowance of $12.6 million against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

    The Internal Revenue Service is currently auditing the Company's income tax returns for fiscal 1995 through 1997. Management believes that resolution of the audit will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

7. NET INCOME (LOSS) PER COMMON SHARE

    The reconciliation of the numerator and denominator of the Net income (loss) per common share--Basic and Diluted determined in accordance with SFAS No. 128 "Earnings per Share," was as follows for the years ended June 30, 2000, 1999 and 1998 (in 000's except per share amounts):

                                              INCOME         SHARES       PER SHARE
                                            (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                            -----------   -------------   ---------
Year ended June 30, 1998
Net income per common share--Basic........    $16,475         51,248       $ 0.32
  Effect of dilutive securities:
Stock options.............................                       426
                                              -------         ------       ------
Net income per common share--Diluted......    $16,475         51,674       $ 0.32
                                              =======         ======       ======

Year ended June 30, 1999
Net loss per common share--Basic..........    $(5,778)        51,612       $(0.11)
  Effect of dilutive securities:
Stock options.............................                       176
                                              -------         ------       ------
Net loss per common share--Diluted........    $(5,778)        51,788       $(0.11)
                                              =======         ======       ======

Year ended June 30, 2000
Net income per common share--Basic........    $68,337         54,803       $ 1.25
  Effect of dilutive securities:
Stock options.............................                     2,859        (0.06)
                                              -------         ------       ------
Net income per common share--Diluted......    $68,337         57,662       $ 1.19
                                              =======         ======       ======

8. PROFIT SHARING AND RETIREMENT PLANS

    Under the established Retirement Savings Plan (401K), the Company made an annual contribution for each participating employee of up to $1,200 in fiscal 2000, 1999 and 1998. Combined plan contributions by the Company totaled
$1.2 million, $1.2 million, and $1.3 million for fiscal 2000, 1999 and 1998, respectively.

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

    However, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated, or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future which could have a material adverse

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

9. ENVIRONMENTAL MATTERS (CONTINUED)
effect on the Company's results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

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

    The Company also received a letter directed to Rachelle, dated July 25, 1995 from the U.S. Department of Justice, offering to settle claims against Rachelle relating to the first elements of clean-up work at the OII Site for $4,953,148 (the final remedy assessment has not yet been made). The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the OII Site. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle were hazardous. Counsel for Rachelle received a request from the EPA in June 2000 to update the name of the contact party for Rachelle designated to receive information on future proposed settlements. The request appears to have been sent to all PRPs and indicated that the EPA intends to formulate a final settlement offer in the near future.

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

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

9. ENVIRONMENTAL MATTERS (CONTINUED)
There can be no assurance, however, that the EPA will accept the settlement offers or what the ultimate outcome of this matter will be. The Company believes that, whatever the outcome, it will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

10. COMMITMENTS

    The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 2000 are as follows (000's):

                                                CAPITAL    OPERATING      TOTAL
FISCAL YEARS                                     LEASES     LEASES     COMMITMENTS
------------                                    --------   ---------   -----------
2001..........................................   $1,192     $1,056       $2,248
2002..........................................    1,153        548        1,701
2003..........................................      995         97        1,092
2004..........................................    1,088         12        1,100
2005 and later................................       --         --           --
Less imputed interest.........................      (22)        --          (22)
                                                 ------     ------       ------
Total minimum lease payments..................   $4,406     $1,713       $6,119
                                                 ======     ======       ======

    Total rental expense on all operating leases charged to income was $5.4 million, $6.7 million and $7.7 million in fiscal 2000, 1999 and 1998, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $15.2 million at June 30, 2000.

11. INTELLECTUAL PROPERTY RIGHTS

    Most of the Company's broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office ("PTO"). The Company's 5,130,767 patent is currently undergoing reexamination in the PTO. Recently the PTO issued a decision upholding the patentability of all the claims of another of the Company's MOSFET patents, its 5,008,725 patent, and issued a Notice of Intent to Issue a Reexamination Certificate.

12. OTHER INCOME (EXPENSE)

    Other income was $1.3 million in fiscal 2000, compared to other income of $53.5 million in fiscal 1999. Fiscal 1999 other income primarily consisted of proceeds from license agreements for prior periods and amounts in settlement of litigation for past patent infringement (net of legal costs and the share of the Company's royalty proceeds payable to Unitrode Corporation).

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

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

13. LITIGATION (CONTINUED)
    The Company and certain of its directors and officers have been named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits seek unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities, as defendants.

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

    On June 14, 1999, the Court approved a notice of the pendency of the class action and a proof of claim form for dissemination to class members. Such dissemination took place in June 1999. Trial is currently scheduled for October 3, 2000.

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

    On December 6, 1999, the Company filed suit in Federal District Court in Los Angeles, California against Semiconductor Components Industries, LLC, dba ON Semiconductor, alleging infringement of certain of the Company's U.S. patents. The suit sought damages and customary relief in such matters. On April 6, 2000, the Company entered into a worldwide royalty-bearing license agreement with ON Semiconductor covering certain patents. The license agreement is effective as of January 1, 2000 and settled all pending litigation.

    On June 22, 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation alleging infringement of certain of the Company's U.S. patents. The suit seeks damages and other relief customary in such matters. On August 17, 2000, IXYS filed an answer and counterclaim denying infringement and alleging patent invalidity and unenforceability.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

14. EXECUTIVE AGREEMENT

    The Company entered into an executive agreement with Eric Lidow dated
May 15, 1991. The agreement set Mr. Lidow's annual salary at $500,000, granted the Board discretion to increase his salary and to pay him bonuses, and established a pension. Based upon actuarial assumptions established by PricewaterhouseCoopers LLP, the Company funded a trust to cover its liability under the pension. Mr. Lidow's salary was increased in May 1992 to $550,000, in August 1994 to $632,500 and in July 1999 to $670,450. Mr. Lidow was not awarded a bonus in fiscal 2000. The agreement may be terminated by either party upon 90 days written notice.

    In fiscal 1998, the agreement was amended to cancel all of the Company's obligations with respect to the pension in consideration of the Company directing that the corpus of the trust of $8,096,663 be distributed to Mr. Lidow. The distribution was made in several installments, $6,596,663 in fiscal 1999 and $1,500,000 in fiscal 1998.

15. RELATED PARTIES

    In June 1998, after discussing with Eric Lidow his desire to limit his sale of shares of IR Common Stock to meet commitments, the Board approved two unsecured loans to him aggregating $1,200,000, with interest at the annual rate of eight and one-half percent (8.5%). The first loan of $600,000 was made in June 1998 and the second loan, also for $600,000, was made in July 1998. Both loans were due December 31, 1998. Mr. Lidow repaid them with accrued interest of $23,497 on September 23, 1998. Contemporaneously with the approval of the loans, the Company amended his executive agreement. See "Notes to the Consolidated Financial Statements Note 14. Executive Agreement."

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

    During the fiscal years 2000, 1999 and 1998, the Company paid $62,860, $310,160, and $0, respectively, to the Law Offices of Janet K. Hart for legal and negotiation services rendered to the Company. Ms. Hart is the wife of Dr. Alexander Lidow.

16. ACQUISITION

    On January 28, 2000, the Company and Zing announced that the Company agreed to acquire all the outstanding shares of Zing, and its wholly-owned subsidiary and sole operating business, Omnirel, for a cash purchase price of $15.36 per share. Omnirel manufactures and sells high reliability multi-chip power

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

16. ACQUISITION (CONTINUED)
semiconductor products for the military, and for industrial and high-end commercial markets. The acquisition was accounted for under the purchase method of accounting, and the consolidated financial results of Zing have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price (net of Zing's cash) for the transaction was approximately $28.5 million. On March 16, 2000, the Company completed its acquisition by merger between the Company's acquisition subsidiary and Zing. Total consideration exceeded the fair value of the net tangible assets acquired by $14.2 million, of which $1.5 million has been recorded as goodwill and $12.7 million has been allocated to other intangibles consisting of assembled workforce, trade name, completed technology and customer base. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain balances. The goodwill and the other intangibles are being amortized on a straight-line basis over periods up to 15 years.

    Net sales since the acquisition date of Zing for fiscal 2000 were approximately $9.4 million. Assuming this acquisition had occurred on July 1, 1997, consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amounts for the fiscal years 2000, 1999, and 1998.

17. SUBSEQUENT EVENTS

    On July 13, 2000, the Company sold $550 million principal amount of 4 1/4% Convertible Subordinated Notes due 2007. The interest rate is 4 1/4% per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2001. The notes are convertible into common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to adjustment if certain events affecting the Company's common stock occur. The notes are subordinated to all of the Company's existing and future senior indebtedness and to all debt and other liabilities of the Company's subsidiaries. The Company may redeem any of the notes, in whole or in part, on or after July 18, 2003, by giving at least 30-days notice at the following prices expressed as a percentage of the principal amount:

                                                              REDEMPTION
PERIOD                                                          PRICE
------                                                        ----------
Beginning on July 18, 2003 and ending on July 14, 2004......   102.429%
Beginning on July 15, 2004 and ending on July 14, 2005......   101.821%
Beginning on July 15, 2005 and ending on July 14, 2006......   101.214%
Beginning on July 15, 2006 and ending on July 14, 2007......   100.607%

    The Company has agreed to file a shelf registration statement with the SEC, covering the resale of the notes and the underlying common stock, within 90 days after the closing date of this offering. The Company also agreed to use reasonable efforts to have the registration statement declared effective within 180 days of the date of filing and to use reasonable efforts to keep the shelf registration statement effective until either of the following has occurred:

    - All securities covered by the registration statement have been sold; or

    - The expiration of the holding period applicable with respect to the notes and the underlying common stock under Rule 144(k) under the Securities Act, or any successor provision.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

17. SUBSEQUENT EVENTS (CONTINUED)
    The notes and the common stock issuable upon conversion of the notes have not been registered under the Securities Act and are subject to certain restrictions on transfer.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data is as follows (000's except per share amounts):

                                                                 NET
                                                            INCOME (LOSS)                       LOSS PER
                                                             PER COMMON                          COMMON
                                             INCOME            SHARE--                          SHARE DUE                   NET
                                          (LOSS) BEFORE       BASIC AND        CUMULATIVE          TO                     INCOME
                                           CUMULATIVE      DILUTED BEFORE       EFFECT OF      CUMULATIVE                 (LOSS)
                                            EFFECT OF     CUMULATIVE EFFECT    ACCOUNTING       EFFECT OF                   PER
                                           ACCOUNTING       OF ACCOUNTING        CHANGE/       ACCOUNTING                 COMMON
                                            CHANGE /           CHANGE/        EXTRAORDINARY      CHANGE/        NET       SHARE--
                                GROSS     EXTRAORDINARY     EXTRAORDINARY      CHARGE, NET    EXTRAORDINARY    INCOME    BASIC AND
                    REVENUES    PROFIT       CHARGE            CHARGE            OF TAX          CHARGE        (LOSS)     DILUTED
                    --------   --------   -------------   -----------------   -------------   -------------   --------   ---------
2000
1st Quarter......   $152,239   $48,219       $ 5,129           $ 0.10                 --             --       $  5,129    $ 0.10
2nd Quarter......    171,098    58,202        12,384             0.23                 --             --         12,384      0.23
3rd Quarter......    197,959    72,429        21,695             0.38           $ (4,772)        $(0.09)        16,923      0.29
4th Quarter......    232,031    89,237        33,901             0.52                                           33,901      0.52
1999
1st Quarter......   $127,493   $36,210       $    34           $ 0.00           $(26,154)        $(0.50)      $(26,120)   $(0.50)
2nd Quarter......    132,837    36,153        19,794             0.38                 --             --         19,794      0.38
3rd Quarter......    137,550    39,881         4,004             0.08                 --             --          4,004      0.08
4th Quarter......    147,491    39,748        (3,456)           (0.07)                --             --         (3,456)    (0.07)
1998
1st Quarter......   $133,111   $44,951            --               --                 --             --       $  6,095    $ 0.12
2nd Quarter......    144,622    47,850            --               --                 --             --          6,699      0.13
3rd Quarter......    140,376    44,514            --               --                 --             --          3,284      0.06
4th Quarter......    133,782    38,849            --               --                 --             --            397      0.01

--------------------------

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

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    For information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held November 20, 2000, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2000, and which is incorporated herein by reference. Certain information concerning the Executive Officers of the Company is included in Part I. See "Additional Item" on page 14.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    a. Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 26.

    b. Exhibits filed as part of this report are listed on the Exhibit Index on page 55.

    c. The Company filed a report on Form 8-K on July 28, 2000 relating to "Other Events" regarding the private placement pursuant to Rule 144(A) of the Securities Act of 1933, as amended, of an aggregate of $550,000,000 in principal amount of its 4 1/4% Convertible Subordinated Notes due 2007.

                                 EXHIBIT INDEX

    Incorporated By Reference:

     EXHIBIT NO.                              ITEM                                             DOCUMENT
---------------------                         ----                                             --------
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

 3(d)                   First Amendment to Amended and restated By-Laws
                         of the Company, dated August 25, 1997

 4(a)                   Amended and Restated Rights Agreement between
                         International Rectifier Corporation and Chase
                         Mellon Shareholder Services, L.L.C., dated as of
                         December 15, 1998

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

     EXHIBIT NO.                              ITEM                                             DOCUMENT
---------------------                         ----                                             --------
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

10(aa)                  International Rectifier Corporation Retirement     Registration Statement on Form S-8 as filed with
                         Savings Plan Securities and Exchange Commission,   the Securities and Exchange Commission,
                         Registration No. 33-57575                          Registration No. 33-57575

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

     EXHIBIT NO.                              ITEM                                             DOCUMENT
---------------------                         ----                                             --------
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

10(ah)                  International Rectifier Corporation 2000 Stock     Registration Statement on Form S-8 as filed with
                         Incentive Plan                                     the Securities and Exchange Commission,
                                                                            Registration Number 333-37308 (Exhibit 4)

10(ai)                  International Rectifier Corporation 1977 Stock     Registration Statement on Form S-8 as filed with
                         Incentive Plan                                     the Securities and Exchange Commission,
                                                                            Registration Number 333-41904

SUBMITTED HEREWITH:

    See page 26 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

     EXHIBIT NO.                              ITEM                                             DOCUMENT
---------------------                         ----                                             --------
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

Date: September 30, 2000

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

                 SIGNATURES                                  TITLE                        DATE
                 ----------                                  -----                        ----
               /s/ ERIC LIDOW
    ------------------------------------       Chairman of the Board               September 30, 2000
                 Eric Lidow

             /s/ ALEXANDER LIDOW
    ------------------------------------       Director, Chief Executive Officer   September 30, 2000
               Alexander Lidow

            /s/ ROBERT J. MUELLER
    ------------------------------------       Director, Executive Vice President  September 30, 2000
              Robert J. Mueller

             /s/ DEREK B. LIDOW
    ------------------------------------       Director                            September 30, 2000
               Derek B. Lidow

              /s/ GEORGE KRSEK
    ------------------------------------       Director                            September 30, 2000
                George Krsek

                 SIGNATURES                                  TITLE                        DATE
                 ----------                                  -----                        ----
              /s/ JACK O. VANCE
    ------------------------------------       Director                            September 30, 2000
                Jack O. Vance

             /s/ ROCHUS E. VOGT
    ------------------------------------       Director                            September 30, 2000
               Rochus E. Vogt

             /s/ DONALD S. BURNS
    ------------------------------------       Director                            September 30, 2000
               Donald S. Burns

            /s/ JAMES D. PLUMMER
    ------------------------------------       Director                            September 30, 2000
              James D. Plummer

             /s/ MINORU MATSUDA
    ------------------------------------       Director                            September 30, 2000
               Minoru Matsuda

                                                                     SCHEDULE II

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                   (IN 000'S)

                                                           ADDITIONS
                                    -------------------------------------------------------
                                     BALANCE AT    CHARGED TO                                 BALANCE AT
                                    BEGINNING OF    COST AND    CHARGED TO                        END
DESCRIPTION                            PERIOD       EXPENSES    OTHER (2)    DEDUCTIONS (1)    OF PERIOD
-----------                         ------------   ----------   ----------   --------------   -----------
2000

Allowance for doubtful accounts...     $ 1,886       $   469           --       $ (1,075)       $ 1,280
Deferred tax valuation
  allowance.......................      31,812         3,841      $(4,773)       (18,271)        12,609
Inventory valuation reserve.......       3,286        22,085           --        (20,902)         4,469

1999

Allowance for doubtful accounts...     $ 1,401       $ 1,280      $   117       $   (912)       $ 1,886
Deferred tax valuation
  allowance.......................       4,297        20,669        6,846             --         31,812
Inventory valuation reserve.......       2,551         6,528           --         (5,793)         3,286

1998

Allowance for doubtful accounts...     $ 1,043       $   851      $   (88)      $   (405)       $ 1,401
Deferred tax valuation
  allowance.......................       4,870           377           --           (950)         4,297
Inventory valuation reserve.......       3,580         3,572           --         (4,601)         2,551

------------------------

(1) Deductions include the write-off of uncollectible amounts with respect to trade accounts receivable, obsolete and scrap inventory, revaluation or write-off of federal and state valuation allowance, and the effects of Statement of Financial Accounting Standards No. 52.