Form 10-Q
period 2000-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2000-11-14
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO
                              -------------------   ----------------------------

COMMISSION FILE  NO. 1-7935


                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                            95-1528961
  -------------------------------         ----------------------------
  (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION
  INCORPORATION OR ORGANIZATION)                   NUMBER)

         233 KANSAS STREET
         EL SEGUNDO, CALIFORNIA                       90245
  -------------------------------         ----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

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

THERE WERE 61,973,255 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON NOVEMBER 13, 2000.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                       PAGE
                                                                                     REFERENCE
                                                                                     ---------
         ITEM 1.  FINANCIAL STATEMENTS
                           Unaudited Consolidated Statement of
                              Income for the Three-Month Periods
                              Ended September 30, 2000 and 1999                          3

                           Unaudited Consolidated Statement of Comprehensive
                              Income for the Three-Month Periods
                              Ended September 30, 2000 and 1999                          4

                           Unaudited Consolidated Balance Sheet as of September
                              30, 2000 and June 30, 2000 (audited)                       5

                           Unaudited Consolidated Statement of
                              Cash Flows for the Three-Month
                              Periods Ended September 30, 2000
                              and 1999                                                   6

                           Notes to Unaudited Consolidated
                              Financial Statements                                       7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS                                             16

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK                                         22


PART II. OTHER INFORMATION


ITEM 4.  EXHIBITS                                                                       23


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                                             SEPTEMBER 30
                                                    --------------------------
                                                        2000          1999
                                                    -----------   ------------
Revenues                                              $ 249,435   $ 152,239
Cost of sales                                           150,732     104,020
                                                      ---------   ---------
         Gross profit                                    98,703      48,219

Selling and administrative expense                       33,787      26,656
Research and development expense                         14,951      10,596
                                                      ---------   ---------
         Operating profit                                49,965      10,967

Other income (expense):
         Net interest income (expense)                    5,891      (3,425)
Other, net                                                  260        --
                                                      ---------   ---------
         Income before income taxes                      56,116       7,542
Provision for income taxes                               14,029       2,413
                                                      ---------   ---------
Net income                                            $  42,087   $   5,129
                                                      =========   =========

Net income per common share - Basic:                  $    0.68   $    0.10
                                                      =========   =========

Net income per common share - Diluted:                $    0.63   $    0.10
                                                      =========   =========

Average common shares outstanding - Basic                61,831      51,928
                                                      =========   =========

Average common shares and potentially dilutive
    securities outstanding - Diluted                     66,661      53,096
                                                      =========   =========


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               -----------     ------------

Net income                                                         $ 42,087    $  5,129
                                                                   --------    --------

Other comprehensive income (loss), net of
         tax effect of $637 and $(799) respectively:
              Foreign currency translation adjustments               (3,946)      1,698

Unrealized gains on securities:
              Unrealized holding gains arising during                 2,035          --
                 the period                                        --------    --------

Other comprehensive income (loss)                                  $ (1,911)   $  1,698
                                                                   --------    --------

Comprehensive income                                               $ 40,176    $  6,827
                                                                   ========    ========



The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                               SEPTEMBER 30,
                                                                   2000           JUNE 30,
                                                               (UNAUDITED)         2000
                                                             ----------------     --------
ASSETS
Current assets:
         Cash and cash equivalents                             $    654,484   $    196,406
         Short-term investments                                     158,836         57,930
         Trade accounts receivable, net                             190,661        180,349
         Inventories                                                118,150        117,974
         Deferred income taxes                                       22,535         21,953
         Prepaid expenses and other receivables                      29,428         17,011
                  Total current assets                            1,174,094        591,623
Property, plant and equipment, net                                  405,120        390,787
Other assets                                                         65,045         43,560
                                                               ------------   ------------
                  Total assets                                 $  1,644,259   $  1,025,970
                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Bank loans                                            $     12,070   $     12,089
                  Long-term debt, due within one year                 1,836          1,984
         Accounts payable                                            89,020         85,580
         Accrued salaries, wages and commissions                     19,476         17,757
         Other accrued expenses                                      46,792         32,750
                                                               ------------   ------------
                  Total current liabilities                         169,194        150,160

Long-term debt, less current maturities                             553,703          4,589
Other long-term liabilities                                           7,042          8,486
Deferred income taxes                                                20,989         18,669

Stockholders' equity:
         Common stock                                                61,951         61,594
         Capital contributed in excess of par value                 635,850        627,118
         Retained earnings                                          203,292        161,205
         Accumulated other comprehensive loss                        (7,762)         (5,851)
                                                               ------------   ------------
                  Total stockholders' equity                        893,331        844,066
                                                               ------------   ------------

                  Total liabilities and stockholders'          $  1,644,259   $  1,025,970
                        equity                                 ============   ============


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                  THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -------------------------
                                                                 2000            1999
                                                              ----------     ----------
Cash flow from operating activities:
Net income (loss)                                             $   42,087    $    5,129
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
         Depreciation and amortization                            14,847        13,147
         Deferred income                                            (150)         (150)
         Deferred income taxes                                     1,888            (6)
         Deferred compensation                                      --               4
         Change in working capital                                (6,082)       (4,488)
                                                              ----------     ----------
Net cash provided by operating activities                         52,590        13,636
                                                              ----------     ----------

Cash flow from investing activities:
         Additions to property, plant and equipment              (27,018)       (16,271)
         Proceeds from sale of property, plant & equipment           713          --
         Purchase of short-term investments                     (100,924)       (3,000)
         Proceeds from sale of short-term investments               --           8,900
         Change in other  investing activities                    (1,862)       (1,085)
                                                              ----------     ----------
Net cash used in investing activities                           (129,091)       (11,456)
                                                              ----------     ----------

Cash flow from financing activities:
         Net proceeds (repayments) of short-term bank debt           863        (3,400)
         Proceeds from issuance of convertible debt, net         529,964          (122)
         Payments on long-term debt and obligations
                  under capital leases                            (1,118)       (2,549)
         Proceeds from exercise of stock options                   9,088         3,287
         Other, net                                               (3,810)       (3,810)
                                                              ----------    ----------
Net cash provided by (used in) financing activities              534,987        (6,594)
                                                              ----------    ----------

Effect of exchange rate changes on cash and
  cash equivalents                                                  (408)          478
                                                              ----------    ----------

Net increase in cash and cash equivalents                        458,078        (3,936)

Cash and cash equivalents, beginning of period                   196,406        31,497
                                                              ----------    ----------

Cash and cash equivalents, end of period                      $  654,484    $   27,561
                                                              ==========    ==========


The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries, which are located in North America, Europe, Mexico, Japan, India and Southeast Asia. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

       The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2000 and the consolidated results of operations and cash flows for the three-month periods ended September 30, 2000 and 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

       The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

       The Company operates on a fiscal calendar under which the three months ended September 30, 2000 and 1999 consisted of 13 weeks each.


2.     NET INCOME PER COMMON SHARE

       Net income per common share - Basic is computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share - Diluted is similar to the computation of net income per common share - Basic except that the denominator is increased to include the number of additional common shares, such as options, that would have been outstanding using the treasury stock method for the exercise of options. The Company's use of the treasury stock method also reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

       The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the three-month periods ended September 30, 2000 and 1999 (in thousands except per share amounts):

2.     NET INCOME PER COMMON SHARE (CON'T)

                                                                  Net Income                 Shares          Per Share
                                                                 (Numerator)              (Denominator)       Amount
                                                                 -----------              -------------      ---------
Three Months ended September 30, 2000
   Net income per common share - Basic                              $ 42,087               61,831               $ 0.68
      Effect of dilutive securities:
         Stock options................................                  --                  4,830                (0.05)
                                                                 -----------              -------------      ---------

   Net income per common share - Diluted                            $ 42,087               66,661               $0.63
                                                                 ===========              =============      =========

                                                                  Net Income                 Shares          Per Share
                                                                 (Numerator)              (Denominator)       Amount
                                                                 -----------              -------------      ---------
Three Months ended September 30, 1999
   Net income per common share - Basic                              $ 5,129                51,928                $0.10
      Effect of dilutive securities:
         Stock options................................                 --                   1,168                 --
                                                                 -----------              -------------      ---------
   Net income per common share - Diluted                            $ 5,129                53,096                $0.10
                                                                 ===========              =============      =========


3.     CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with maturities of three months or less to be classified as cash equivalents. The cost of these investments approximates fair value.


4.     INVESTMENTS

       The Company considers all investments, besides cash and cash equivalents, with maturities up to 15 months or less to be available-for-sale under the Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities", which are reported in the balance sheet as short-term investments at their fair market value.

       Available-for-Sale Securities as of September 30, 2000:

       SHORT-TERM INVESTMENTS:

                                                                                     Gross             Gross
                                                                   Amortized       Unrealized        Unrealized       Market
                                                                     Cost             Gain              Loss          Value
                                                                 -------------- ----------------- ----------------- -----------
      Corporate Debt                                                    97,740                34              (48)      97,726
      U.S. Government and Agency Obligations                            13,157                10               (5)      13,162
      Mortgage and asset backed obligations                              4,939                13                 -       4,952
      Other Debt                                                        42,994                 4               (2)      42,996
                                                                 -------------- ----------------- ----------------- -----------
                                                                       158,831                61              (55)     158,836
                                                                 ============== ================= ================= ===========


       LONG-TERM INVESTMENTS:

                                                                                     Gross             Gross
                                                                  Amortized        Unrealized        Unrealized       Market
                                                                     Cost             Gain              Loss          Value
                                                                --------------- ----------------- ----------------- -----------
      Equity Securities                                             7,776             280                -            8,056
                                                                =============== ================= ================= ===========


5.     INVENTORIES

       Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at September 30, 2000 and June 30, 2000 (audited) were comprised of the following (in thousands):

                                          SEPTEMBER 30, 2000       JUNE 30, 2000
                                          ------------------       -------------
              Raw materials                   $     23,488         $      18,296
              Work-in-process                       54,726                59,654
              Finished goods                        39,936                40,024
                                              ------------         -------------
                                              $    118,150         $     117,974
                                              ============         =============


6.     BANK LOANS AND LONG-TERM DEBT

       A summary of the Company's long-term debt and other loans at September 30, 2000 and June 30, 2000 (audited) is as follows (in thousands):

                                                                   September 30,   June 30,
                                                                        2000        2000
                                                                   -------------  ---------

Convertible subordinated notes at 4.25% due 2007                       $550,000   $   --

Capitalized lease obligations payable in varying monthly
    installments primarily at rates from 6.3% to 12%,
    due in 2002 though 2004                                               4,155      4,406

Foreign bank loans collateralized by property and/or
    equipment, payable in varying monthly installments                      134        233
    at 10.8%, due in 2004
Foreign unsecured bank loans payable in varying monthly
    installments at rates from 4.3% to 8.4%, due in 2001
    through 2006                                                          1,250      1,934
                                                                        --------   --------

Debt, including current portion of long-term debt ($1,836
    September 2000 and $1,984 June 2000,
    respectively)                                                       555,539      6,573

Foreign unsecured revolving bank loans at rates
from 1.5% to 8.5%                                                        12,070     12,089
                                                                        --------   --------

Total Debt                                                             $567,609   $ 18,662
                                                                       ========   ========


         On July 13, 2000, the Company sold $550 million principal amount of 4 1/4 % Convertible Subordinated Notes due 2007. The interest rate is 4 1/4% per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2001. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to adjustment if certain events affecting the Company's common stock occur. The notes are subordinated to all of the Company's existing and future senior indebtedness and to all debt and other liabilities of the Company's subsidiaries. The Company may redeem any of the notes, in whole or in part, on or after July 18, 2003, by giving at least 30 days notice at the following prices expressed as a percentage of the principal amount:

                                                                                                        REDEMPTION
                      PERIOD                                                                               PRICE
                      ------                                                                           ------------
                      Beginning on July 18, 2003 and ending on July 14, 2004.........................        102.429%
                      Beginning on July 15, 2004 and ending on July 14, 2005.........................        101.821%
                      Beginning on July 15, 2005 and ending on July 14, 2006.........................        101.214%
                      Beginning on July 15, 2006 and ending on July 14, 2007.........................        100.607%


       The Company filed a shelf registration statement with the SEC on October 16, 2000 covering the resale of the notes and the underlying common stock. The Company has agreed to use reasonable efforts to have the registration statement declared effective within 180 days of the date of filing and to use reasonable efforts to keep the shelf registration statement effective until either of the following has occurred:

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

7.     RESTRUCTURING AND SEVERANCE CHARGES

       During December 1998, the Company recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico to take advantage of labor rate savings and to centralize more of its European customer service and administrative activities, resulting in reductions in personnel. The Company has completed this operational transition. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians; $6.1 million for the write-off of assets to be abandoned; and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down, which consist primarily of building improvements relating to the high-volume assembly production lines and production information systems, remain in use and all of them have been abandoned. In the third quarter of fiscal 1999, the Company recorded a final charge of $4.2 million relating to additional severance costs, after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. The severance per person was larger for the third-quarter fiscal 1999 restructuring versus the December 1998 restructuring, as the 43 positions included in the March 1999 restructuring were primarily relatively highly paid employees in sales and administrative management. The approximately 350 positions in the December 1999 restructuring were primarily operators and technicians who on average have a much lower salary level.

       As of September 30, 2000, the Company had eliminated 344 positions, paid $10.1 million for termination benefits related to this program and recorded the asset impairment of $8.6 million.

       During June, 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This included a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of September 30, 2000, the Company had eliminated 36 positions and paid $6.7 million in termination benefits. The remaining unutilized severance accrual of $1.6 million at September 30, 2000, which is classified as current, relates to severance payments to certain employees who were notified prior to June 30, 2000 of the elimination of their positions.

8.     GEOGRAPHICAL INFORMATION

       The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for September 30, 2000 and 1999 is presented below (000's):

                                                                                           THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                    ----------------------------------

                                                                                            2000            1999
                                                                                            ----            ----
   REVENUES FROM UNAFFILIATED CUSTOMERS
    Asia Pacific and Japan......................                                             $ 90,568        $51,191
    Europe......................................                                               52,190         34,322
    North America...............................                                               95,267         59,314
                                                                                    ---------------------------------
        Subtotal................................                                              238,025        144,827
    Unallocated royalties.......................                                               11,410          7,412
                                                                                    ---------------------------------
        Total...................................                                             $249,435       $152,239
                                                                                    =================================

                                                                                         SEPTEMBER 30,    JUNE 30,
                                                                                            2000            1999
                                                                                            ----            ----
  LONG-LIVED ASSETS
   Asia Pacific and Japan...................................                                  $10,603         $4,746
   Europe...................................................                                   41,036         43,086
   North America............................................                                  418,526        386,515
                                                                                    ---------------------------------
       Total................................................                                 $470,165       $434,347
                                                                                    =================================


       One distributor accounted for 11.6% of the Company's consolidated net revenues in the three months ended September 30, 2000. The same distributor accounted for 11.1% of the Company's consolidated net revenues in the three months ended September 30, 1999.

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

11.    LITIGATION

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

       On June 14, 1999, the Court approved a notice of the pendency of the class action and a proof of claim form for dissemination to class members. Such dissemination took place in June 1999. Trial is currently scheduled for February 6, 2001.

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

12.    INCOME TAXES

       The Company's effective tax rate for the three months ended September 30, 2000 was approximately 25%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, state tax credits, and lower valuation allowances, partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

       The Company's effective tax rate for the three months ended September 30, 1999 was approximately 32%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate is due primarily to lower valuation allowances, the benefit of foreign tax and research and development credits, which are partially offset by higher statutory tax rates and foreign jurisdiction losses without foreign tax benefit.

13.    SUBSEQUENT EVENT

       In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility with BNP Paribas in New York, and seven other banks, which will provide a credit line of $150 million. The Credit Agreement will allow borrowing by the Company's foreign subsidiaries, and provide funding for the Company's general corporate purposes. The facility bears interest at (i) local currency rates plus (ii) a margin of between 0.25% and 1.125% for Base Rate Advances and a margin of between 1.25% and 2.125% for Eurocurrency Rate Advances. Other advances bear interest as set forth in the Credit Agreement. The facility also contains certain financial and other covenants. The Company has agreed to pledge as security certain shares of certain of its subsidiaries of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

The following table sets forth certain items as a percentage of revenues.

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                                (UNAUDITED)
                                       ---------------------------
                                           2000           1999
                                       ------------   ------------

Revenues                                    100.0%         100.0%
Cost of sales                                60.4           68.3
                                          -------        -------
Gross profit                                 39.6           31.7
Selling and administrative expense           13.6           17.5
Research and development expense              6.0            7.0
                                          -------        -------
Operating profit (loss)                      20.0            7.2
Net interest income (expense)                 2.4           (2.2)
Other income, net                             0.1            0.0
                                          -------        -------

Income before income taxes,                  22.5            5.0
Provision for income taxes                    5.6            1.6
                                          -------        -------
Net income                                   16.9%           3.4%
                                          =======        =======


Revenues for the three-month period ended September 30, 2000 increased 63.9% to $249.4 million from $152.2 million in the year-ago period. Revenues for our new proprietary products (Power Integrated Circuits, Advanced Circuit Devices, and Power Systems) led the year-to-year growth in revenue. Revenues for these products increased 142% year-to-year and accounted for 30% of revenue for the current quarter. Revenues in the current quarter period included $11.4 million of net patent royalties, versus $7.4 million in the comparable prior-year period, reflecting a number of new license agreements and higher shipments of products covered under existing license agreements.

Product sales by region are based on the location of the customer's production. For the three months ended September 30, 2000, product sales by region were approximately 37% from North America, 22% from Europe, 31% from Asia Pacific, and 10% from Japan, compared to 37%, 25%, 31% and 8%, respectively, in the prior-year quarter. North American and European sales increased by 64% and 48%, respectively, over the prior-year quarter largely due to growth in the automotive and information technology sectors. Asia Pacific sales grew 65% in the prior year quarter. Such growth was largely due to the information technology sector. Japan sales increased 117% for the same time period as a result of growth in the industrial and information technology sectors.

In the three-month period ended September 30, 2000, gross profit increased to $98.7 million (39.6% of revenues) from $48.2 million (31.7% of revenues) in the comparable year-ago quarter. The gross margin increase reflected the richer mix of more proprietary products, cost reductions and higher royalties.

In the three-month period ended September 30, 2000, selling and administrative expense was $33.8 million (13.6% of revenues) compared to $26.7 million for fiscal quarter 1999 (17.5% of revenues). A reduction in the ratio of selling and administrative expense to revenues reflects the results of ongoing initiatives to increase the productivity of selling and administrative activities and the benefit of restructuring programs. Selling and administrative expenses as a percentage of revenues are expected to decrease with rising sales and continuing cost containment over the near term.

In the three-month period ended September 30, 2000, our research and development expenditures grew to $15.0 million (6.0% of revenues), compared to $10.6 million (7.0% of revenues) in the comparable prior-year periods. We expect research and development expenditures to average approximately 6% to 7% of revenue through the end of this fiscal year.

With respect to current-quarter activity related to restructuring and severance charges taken in prior periods, refer to the "Notes to unaudited consolidated Financial Statements - Note 7. Restructuring and Severance Charges."

Net interest income increased by $9.3 million in the three-month period ended September 30, 2000 compared to the prior-year period. The current quarter increase in net interest income compared to prior-year quarter resulted from interest income generated from our additional cash and short-term investments due to proceeds from our July convertible debt offering of $550 million and our common stock offering in March 2000.

Net foreign currency gains and losses were less than $1.0 million in each three-month period.

Our effective tax rate for the three months ended September 30, 2000 was approximately 25%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, state tax credits, and lower valuation allowances, which are partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

Our effective tax rate for the three months ended September 30, 1999 was approximately 32%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate was due primarily to lower valuation allowances, the benefit of foreign tax and research and development credits, partially offset by higher statutory tax rates and foreign jurisdiction losses without foreign tax benefit.

SEASONALITY

We experience moderate seasonality in our business. In the last two years it has been difficult to isolate seasonality due to our high growth rate. In such periods, the Company's rapid growth has largely overridden the traditional slowdown associated with the summer-time vacation period. Recent historical averages are not necessarily indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had cash and cash equivalent balances of $654.5 million and short-term investments of $158.8 million. Our short-term investment portfolio consists of fixed-income, investment-grade securities with maturities of no more than 15 months.

During the three-month period ended September 30, 2000, operating activities generated cash flow of $52.6 million compared to $13.6 million in the prior-year quarter. Working capital increased by $6.1 million in the quarter as a result of our revenue growth, and, in addition, we showed improvements in working capital management. Days of sales outstanding declined by 9 days compared to the year-ago quarter and inventories dropped by three weeks.

The Company invested $100.9 million in short-term investments and $27.0 million in capital equipment in the current quarter. Investing activities totaled $129.1 million in this period. At September 30, 2000, we had made purchase commitments for capital expenditures of approximately $10.1 million. Based on current market conditions and assumptions, our plan for fiscal 2000 capital expenditures is approximately $125 million, principally for fabrication and assembly capacity to meet market demand. We intend to fund capital expenditures and working capital requirements, through cash and cash equivalents on hand and anticipated cash flow from operations. Although we believe that our current funding will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Financing activities during the quarter generated $535.0 million. On July 13, 2000, we successfully completed a $550 million convertible subordinated notes offering that generated net proceeds to us of $530 million (net of underwriting commissions and transaction costs). As of September 30, 2000, we had equipment and foreign credit facilities of $20.9 million, against which $17.6 million had been borrowed. For additional information on current financing activities, refer to the "Notes to Unaudited Consolidated Financial Statements - Note 13. Subsequent Event."

At September 30, 2000 our cash, cash equivalents, short-term investments and our unused credit facilities totaled $816.7 million.

Three class action lawsuits have been brought against IR and its Board of Directors. See "Note 11. Litigation" for further information. Although we believe that these class action lawsuits are without merit, the ultimate outcome and the related effect on liquidity thereof cannot be presently determined. Accordingly, we have not made provision for liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity, see "Notes to Unaudited consolidated financial statements
- Note 9. Environmental Matters."

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

RISK MANAGEMENT

At the end of June 2000, some equipment in one of our wafer fabrication lines was damaged due to a contractor error. While our facility continues to operate normally, an inspection is underway to gauge any potential effects on the equipment and to ensure that any remediation is performed. While we have experienced no material adverse effect and believe any material losses would be covered by our insurance, there can be no assurance that the matter would not have a material and adverse effect on our business, results of operations or cash flows.

RESTRUCTURING AND SEVERANCE CHARGES

During December 1998, we recorded a $14.5 million restructuring charge associated with plans to relocate high-volume assembly lines from our facility in England to our facility in Mexico to take advantage of labor rate savings and to centralize more of our European customer service and administrative activities, resulting in reductions in personnel. We have completed this operational transition. The charge consisted of $5.9 million for estimated severance costs associated with the elimination of approximately 350 positions, primarily consisting of operators and technicians; $6.1 million for the write-off of assets to be abandoned; and $2.5 million for the write-down of inventory related to specialty product lines. None of the assets written down, which consist primarily of building improvements relating to the high-volume assembly production lines and production information systems, remain in use and all of them have been abandoned. In the third quarter of fiscal 1999, we recorded a final charge of $4.2 million relating to additional severance costs after appropriate notification was given to 43 remaining affected employees in the sales, customer service and administrative areas. The severance per person was larger for the third-quarter fiscal 1999 restructuring versus the December 1998 restructuring, as the 43 positions included in the March 1999 restructuring were primarily relatively highly paid employees in sales and administrative management. The approximately 350 positions in the December 1999 restructuring were primarily operators and technicians who on average have a much lower salary level.


The cost savings from the second and third fiscal 1999 quarter restructuring activities resulted in annual savings of approximately $5 million in fiscal 2000 and are estimated to result in approximately $13 million annually thereafter. The savings consist of lower direct labor cost, lower factory overhead (including lower depreciation expense), lower materials costs and lower selling and administrative costs.

As of September 30, 2000, we had eliminated 344 positions, paid $10.1 million for termination benefits related to this program and recorded the asset impairment of $8.6 million.

During June 1999, we recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. This included a reduction in sales and administrative management staff levels and the resignation of Dr. Derek B. Lidow who shared the responsibility of Chief Executive Officer. As of September 30, 2000, we had eliminated 36 positions and paid $6.7 million in termination benefits. The remaining unutilized severance accrual of $1.6 million at September 30, 2000, which is classified as current, relates to employees who were notified prior to June 30, 2000 of elimination of their positions.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be under-utilized, capital spending might be slowed, and Company performance might be negatively impacted. Other risks and uncertainties that could negatively impact our results include: delays in or higher-than-anticipated expenses associated with implementing planned cost reductions; the effectiveness of cost controls; the impact of changes in accounting methods; the impact of trade and export regulations and policies; the actual results of outstanding litigation; changes in environmental laws and regulations; delays in transferring and ramping production lines or completing customer qualifications; the accuracy of customers' forecasts; the ability of current manufacturing facilities to meet future operating needs; the actual effects of equipment damage in our wafer fabrication line described in the section entitled "Risk Management" above; product returns; changes in customers' order patterns; our mix of product shipments; the actual growth of the portable electronics industry; the continued rapid growth of demand for more efficient semiconductor components and power conversion solutions; market and sector conditions that affect our customers, licensees, and suppliers; pricing pressures; acceptance of competitors' products; introduction, acceptance, and availability of new products; inability to fund capital expenditures from existing credit facilities or other external sources; the failure of suppliers and subcontractors to meet their delivery commitments to us; unanticipated impacts on our business or financial condition due to the euro conversion; unfavorable changes in industry and competitive conditions; and general economic conditions in our markets around the world.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


We are exposed to various risks, including changes in interest rates that affect our return on investments and foreign currency rate fluctuations. We do not hold or purchase any speculative foreign currency or interest rate contracts.

In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

INTEREST RATE RISK
Our financial assets and liabilities that are subject to interest rate risk are our short-term investments. As of September 30, 2000, a 10% change in interest rates would not have had a material effect on our results of operations, financial position or cash flows.

FOREIGN CURRENCY RISK
We conduct business in various parts of the world and in various foreign currencies. We manage potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments related to our foreign currency denominated receivables and payables at certain of our international subsidiaries. The gains and losses on these contracts are intended to offset changes in the related exposures. We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

At September 30, 2000, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding foreign currency forward exchange contracts. If we had experienced an adverse change in foreign exchange rates of as much as 10%, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position and cash flows.

In fiscal 2000, we derived a large portion of our revenues from sales in foreign markets. The notional value of our foreign currency forward contracts was $38.7 million at September 30, 2000 compared to $37.4 million at June 30, 2000. The fair market value of our foreign currency forward contracts was less than $0.1 million at September 30, 2000 and $0.5 million at June 30, 2000. Net realized and unrealized foreign currency transaction gains and losses were less than $1.0 million in the three months ended September 30, 2000.

PART II. OTHER INFORMATION

ITEM 4.  REPORTS ON FORM 8-K AND EXHIBIT

                  a) The Company filed a report on Form 8-K on October 10, 2000 relating to "Other Events" regarding an agreement of the parties on September 27, 2000 in the three class action lawsuits filed in Fedaral District Court for the Central District of California in 1991, subject to court approval, to continue the trial date from October 3, 2000 to December 4, 2000.

                    b)  Exhibit No. 10(aj)  Credit Agreement dated as of
                                            November 2, 2000 among
                                            International Rectifier
                                            Corporation, and the initial
                                            lenders named therein, BNP Paribas,
                                            as sole arranger, administrative
                                            agent and initial issuing bank.

                        Exhibit No. 10(ak)  Form of Security Agreement, dated
                                            as of November 2, 2000, entered
                                            into by and between the grantors
                                            named therein and BNP Paribas, as
                                            agent, in connection with Credit
                                            Agreement, dated as of November 2,
                                            2000.

                    c)  Exhibit No. 12.1    Statement regarding computation
                                            of ratio of earnings to fixed
                                            charges.

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




                       INTERNATIONAL RECTIFIER CORPORATION
                       -----------------------------------
                                   REGISTRANT




November 14, 2000                           MICHAEL P. MCGEE
                                            ------------------------------
                                            Michael P. McGee
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer