Form 10-Q
period 2000-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2001-02-14
CIK 316793

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED      DECEMBER 31, 2000
                                        ----------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               ---------------------   -------------------------

COMMISSION FILE                                 NO. 1-7935
                  --------------------------------------------------------------


                       INTERNATIONAL RECTIFIER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                       95-1528961
--------------------------------------------      ------------------------------
    (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                         NUMBER)

         233 KANSAS STREET
         EL SEGUNDO, CALIFORNIA                                90245
--------------------------------------------      --------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 726-8000

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

THERE WERE 62,305,246 SHARES OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON FEBRUARY 13, 2001.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                    PAGE
ITEM 1.  FINANCIAL STATEMENTS                                       REFERENCE
         Unaudited Consolidated Statement of
            Income for the Three-Month and Six-Month Periods
            Ended December 31, 2000 and 1999                           3

         Unaudited Consolidated Statement of Comprehensive
            Income for the Three-Month and Six-Month Periods
            Ended December 31, 2000 and 1999                           4

         Unaudited Consolidated Balance Sheet as of December
            31, 2000 and June 30, 2000 (audited)                       5

         Unaudited Consolidated Statement of
            Cash Flows for the Six-Month
            Periods Ended December 31, 2000
            and 1999                                                   6

         Notes to Unaudited Consolidated
            Financial Statements                                       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                             16

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES
            ABOUT MARKET RISK                                         22


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         DECEMBER 31                          DECEMBER 31
                                                              ----------------------------------     -----------------------------
                                                                    2000               1999              2000              1999
                                                              ---------------     --------------     ------------     ------------
Revenues                                                            $268,069           $171,098         $517,504          $323,337
Cost of sales                                                        158,963            112,896          309,695           216,916
                                                              ---------------     --------------     ------------     -------------
         Gross profit                                                109,106             58,202          207,809           106,421

Selling and administrative expense                                    34,704             27,084           68,491            53,740
Research and development expense                                      16,685             11,064           31,636            21,660
                                                              ---------------     --------------     ------------     -------------
         Operating profit                                             57,717             20,054          107,682            31,021

Other income (expense):
         Net interest income (expense)                                 5,890            (3,895)           11,781           (7,320)
         Other, net                                                       24                600              284               600
                                                              ---------------     --------------     ------------     -------------
         Income before income taxes                                   63,631             16,759          119,747            24,301
Provision for income taxes                                            17,105              4,375           31,134             6,788
                                                              ---------------     --------------     ------------     -------------
         Net income                                                 $ 46,526           $ 12,384          $88,613           $17,513
                                                              ===============     ==============     ============     =============

Net income per common share - Basic:                                 $  0.75            $  0.24          $  1.43           $  0.34
                                                              ===============     ==============     ============     =============

Net income per common share - Diluted:                               $  0.71            $  0.23          $  1.34           $  0.33
                                                              ===============     ==============     ============     =============
Average common shares outstanding - Basic                             62,004             52,020           61,918            51,974
                                                              ===============     ==============     ============     =============
Average common shares and potentially dilutive
         securities outstanding - Diluted                             65,497             54,093           66,079            53,594
                                                              ===============     ==============     ============     =============

       The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          DECEMBER 31                         DECEMBER 31
                                                                ---------------------------------    ------------------------------
                                                                        2000           1999                 2000          1999
                                                                -------------      --------------    ------------     -------------
Net income                                                          $ 46,525            $ 12,384        $ 88,613           $17,513
                                                                -------------      --------------    ------------     -------------
Other comprehensive income (loss), net of tax effect
of $564, $172, $1,235 and $(290), respectively:

     Foreign currency translation adjustments                          (906)               (659)         (4,852)             1,039

     Unrealized gains (loss) on securities:

            Unrealized holding gains (loss) arising                    (698)                   -           1,337           -
            during the period
                                                                -------------      --------------    ------------     -------------
Other comprehensive income (loss)                                   $(1,604)       $       (659)        $(3,515)            $1,039
                                                                -------------      --------------    ------------     -------------
Comprehensive income                                                 $44,921       $      11,725         $85,097           $18,552
                                                                =============      ==============    ============     =============

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                                       2000             JUNE 30,
                                                                   (UNAUDITED)            2000
                                                                   -----------       ------------
ASSETS
Current assets:
         Cash and cash equivalents                                 $   555,323        $   196,406
         Short-term investments                                        279,424             57,930
         Trade accounts receivable, net                                205,742            180,349
         Inventories                                                   117,001            117,974
         Deferred income taxes                                          23,116             21,953
         Prepaid expenses and other receivables                         38,647             17,011
                                                                   -----------        -----------
                  Total current assets                               1,219,253            591,623
Property, plant and equipment, net                                     409,963            390,787
Other assets                                                            86,319             43,560
                                                                   -----------        -----------
                  Total assets                                     $ 1,715,535        $ 1,025,970
                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Bank loans                                                $     9,489        $    12,089
         Long-term debt, due within one year                             1,571              1,984
         Accounts payable                                               94,576             85,580
         Accrued salaries, wages and commissions                        19,775             17,757
         Other accrued expenses                                         63,759             32,750
                                                                   -----------        -----------
                  Total current liabilities                            189,170            150,160

Long-term debt, less current maturities                                553,449              4,589
Other long-term liabilities                                              7,747              8,486
Deferred income taxes                                                   22,447             18,669

Stockholders' equity:
         Common stock                                                   62,053             61,594
         Capital contributed in excess of par value                    638,088            627,118
         Retained earnings                                             249,818            161,205
         Accumulated other comprehensive loss                           (7,237)            (5,851)
                                                                   -----------        -----------
                  Total stockholders' equity                           942,722            844,066
                                                                   -----------        -----------
                  Total liabilities and stockholders' equity       $ 1,715,535        $ 1,025,970
                                                                   ===========        ===========

          The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                       SIX MONTHS ENDED
                                                                          DECEMBER 31
                                                                  --------------------------
                                                                     2000             1999
                                                                  ---------        ---------
Cash flow from operating activities:
Net income                                                        $  88,613        $  17,513
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
         Depreciation and amortization                               30,484           26,316
         Deferred income                                               (300)            (300)
         Deferred income taxes                                        2,915               (8)
         Deferred compensation                                         --                (92)
         Change in working capital                                   (1,578)         (20,125)
                                                                  ---------        ---------
Net cash provided by operating activities                           120,134           23,304
                                                                  ---------        ---------

Cash flow from investing activities:
         Additions to property, plant and equipment                 (45,058)         (23,290)
         Proceeds from sale of property, plant & equipment            1,459             --
         Purchase of short-term investments                        (221,529)          (3,000)
         Acquisition of businesses net of cash                      (24,656)            --
         Proceeds from sale of short-term investments                  --             11,900
         Change in other  investing activities                      (11,514)          (2,027)
                                                                  ---------        ---------
Net cash used in investing activities                              (301,298)         (16,417)
                                                                  ---------        ---------

Cash flow from financing activities:
         Net proceeds (repayments) of short-term bank debt              863           (1,800)
         Proceeds from issuance of convertible debt, net            529,511               52
         Payments on long-term debt and obligations
             under capital leases                                    (1,118)          (5,900)
         Proceeds from exercise of stock options                     11,429            2,840
         Other, net                                                    (361)          (3,970)
                                                                  ---------        ---------
Net cash provided by (used in) financing activities                 540,324           (8,778)
                                                                  ---------        ---------

Effect of exchange rate changes on cash and
  cash equivalents                                                     (243)             422
                                                                  ---------        ---------
Net increase (decrease) in cash and cash equivalents                358,917           (1,469)

Cash and cash equivalents, beginning of period                      196,406           31,497
                                                                  ---------        ---------
Cash and cash equivalents, end of period                          $ 555,323        $  30,028
                                                                  =========        =========

The accompanying notes are an integral part of this statement.

              INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries, which are located in North America, Europe, Mexico, Japan, India and Southeast Asia. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

       The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2000 and the consolidated results of operations and cash flows for the six-month periods ended December 31, 2000 and 1999. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

       The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

       The Company operates on a fiscal calendar under which the six months ended December 31, 2000 and 1999 consisted of 26 weeks each.


2.     NET INCOME PER COMMON SHARE

       Net income per common share - Basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Net income per common share - Diluted differs from Net income from common share - Basic due to certain assumed conversions of dilutive securities such as options and convertible debt. The Company's convertible debt was anti-dilutive for the periods presented.

       The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the six-month periods ended December 31, 2000 and 1999 (in thousands except per share amounts):

       2.     NET INCOME PER COMMON SHARE (CON'T)

                                                         Net Income               Shares           Per Share
                                                         (Numerator)        (Denominator)             Amount
                                                         -----------        -------------          ---------
Three Months ended December 31, 2000                        $ 46,526               62,004              $ 0.75
   Net income per common share - Basic
      Effect of dilutive securities:
         Stock options...........................                 -                 3,493              (0.04)
                                                  ------------------------------------------------------------
   Net income per common share - Diluted                    $ 46,526               65,497               $0.71
                                                  ============================================================
Three Months ended December 31, 1999
   Net income per common share - Basic                       $12,384               52,020              $ 0.24
      Effect of dilutive securities:
         Stock options...........................                  -                2,073              (0.01)
                                                  ------------------------------------------------------------
   Net income per common share - Diluted                    $ 12,384               54,093               $0.23
                                                  ============================================================
Six Months ended December 31, 2000
   Net income per common share - Basic                       $88,613               61,918               $1.43
      Effect of dilutive securities:
         Stock options...........................                                   4,161              (0.09)
                                                   ------------------------------------------------------------
   Net income per common share - Diluted                     $88,613               66,079               $1.34
                                                   ============================================================
Six Months ended December 31, 1999
   Net income per common share - Basic                       $17,513               51,974              $ 0.34
      Effect of dilutive securities:
         Stock options ..........................                  -                1,620              (0.01)
                                                   -------------------------------------------------------------
   Net income per common share - Diluted                     $17,513               53,594              $ 0.33
                                                   =============================================================

3.     CASH AND CASH EQUIVALENTS

       The Company classifies all highly liquid investments with maturities of three months or less as cash equivalents. The cost of these investments approximates fair value.


4.     INVESTMENTS

       The Company considers all investments, besides cash and cash equivalents, with maturities up to 15 months or less to be available-for-sale under the Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities", which are reported in the balance sheet as short-term investments and adjusted to fair market value through Other Comprehensive Income.

       Available-for-Sale Securities as of December 31, 2000:

                                                                                   Gross           Gross
                                                                Amortized       Unrealized       Unrealized       Market
      SHORT-TERM INVESTMENTS:                                      Cost            Gain             Loss          Value
                                                              --------------- ---------------- --------------- -------------
      Corporate Debt                                                $200,020            $ 422          $ (37)      $200,405
      U.S. Government and Agency Obligations                          47,576               52            (16)        47,612
      Other Debt                                                      31,344               63               -        31,407
                                                              --------------- ---------------- --------------- -------------
                                                                    $278,940            $ 537          $ (53)      $279,424
                                                              =============== ================ =============== =============
      LONG-TERM INVESTMENTS:
      Equity Securities                                              $10,032           $1,353               -      $ 11,385
                                                              =============== ================ =============== =============

5.     INVENTORIES

       Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at December 31, 2000 and June 30, 2000 (audited) were comprised of the following (in thousands):

                                                                December 31, 2000             June 30, 2000
                                                                -----------------             -------------
              Raw materials                                      $     28,072                  $      18,296
              Work-in-process                                          56,612                         59,654
              Finished goods                                           32,317                         40,024
                                                                 ------------                  -------------
                                                                 $    117,001                  $     117,974
                                                                 ============                  =============

6.     BANK LOANS AND LONG-TERM DEBT

       A summary of the Company's long-term debt and other loans at December 31, 2000 and June 30, 2000 (audited) is as follows (in thousands):

                                                                                       December 31,           June 30,
                                                                                           2000                 2000
                                                                                           ----                 ----
       Convertible subordinated notes at 4.25% due 2007                                     $550,000             $      -

       Other loans and capitalized lease obligations                                           5,020                6,573
                                                                                       --------------       --------------

        Debt, including current portion of long-term debt ($1,571 December 2000
              and $1,984 June 2000, respectively)                                            555,020                6,573

       Foreign unsecured revolving bank loans at rates
              from 1.5% to 8.5%                                                                9,489               12,089
                                                                                       --------------       --------------

       Total Debt                                                                           $564,509              $18,662
                                                                                       ==============       ==============

        On July 13, 2000, the Company sold $550 million principal amount of 4 1/4% Convertible Subordinated Notes due 2007. The interest rate is 4 1/4% per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2001. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to adjustment if certain events affecting the Company's common stock occur. The notes are subordinated to all of the Company's existing and future senior indebtedness and to all debt and other liabilities of the Company's subsidiaries. The Company may redeem any of the notes, in whole or in part, on or after July 18, 2003, as specified in the notes and the indenture agreement covering the notes.

        The Company filed a shelf registration statement with the SEC on October 16, 2000, which became effective on November 24, 2000, covering the resale of the notes and the underlying common stock. The Company has agreed to use reasonable efforts to keep the shelf registration statement effective until either of the following has occurred:

        - All securities covered by the registration statement have been sold; or

        - The expiration of the holding period applicable with respect to the notes and the underlying common stock under Rule 144(k) under the Securities Act, or any successor provision.

       In addition, in November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility with BNP Paribas and seven other banks, which provided a credit line of $150 million. The credit agreement will allow borrowing by the Company's foreign subsidiaries, and provide funding for the Company's general corporate purposes. The facility bears interest at (i) local currency rates plus
       (ii) a margin between 0.25% and 1.125% for base rate advances and a margin of between 1.25% and 2.125% for eurocurrency rate advances. Other advances bear interest as set forth in the credit agreement. The commitment fee for the credit agreement is 0.375% of the unused portion of the credit facility, annually. The facility also contains certain financial and other covenants. The Company pledged as security certain shares of certain of its subsidiaries. As of December 31, 2000, the Company had no cash borrowings outstanding under the credit agreement.

7.     RESTRUCTURING AND SEVERANCE CHARGES

       During June 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. We completed this restructuring as of June 2000, with the actual elimination of a total of 36 positions. As of December 31, 2000, we had paid $7.0 million in termination benefits. The remaining unutilized severance accrual of $1.3 million at December 31, 2000, which is classified as current, relates to ongoing severance payments attributed to certain of those eliminated positions.

8.     GEOGRAPHICAL INFORMATION

       The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for December 31, 2000 and 1999 is presented below (000's):

                                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      DECEMBER 31,                    DECEMBER 31,
                                                         -----------------------------------------------------------------
                                                                 2000            1999             2000           1999
                                                                 ----            ----             ----           ----
      REVENUES FROM UNAFFILIATED CUSTOMERS
       Asia Pacific and Japan............                          $95,716         $61,073        $186,284       $112,264
       Europe............................                           56,472          38,127         108,662         72,449
       North America.....................                          103,281          64,198         198,548        123,512
                                                         -----------------     -----------     -----------    -----------
           Subtotal......................                          255,469         163,398         493,494        308,225
       Unallocated royalties.............                           12,600           7,700          24,010         15,112
                                                         -----------------     -----------     -----------    -----------
           Total.........................                         $268,069        $171,098        $517,504       $323,337
                                                         =================     ===========     ===========    ===========

                                                                                              DECEMBER 31,        JUNE 30,
                                                                                                  2000              2000
                                                                                                  ----
                                                                                              (unaudited)
     LONG-LIVED ASSETS
      Asia Pacific and Japan..........................................................             $11,353         $4,746
      Europe..........................................................................              40,120         43,086
      North America...................................................................             444,809        386,515
                                                                                              ------------     -----------
          Total.......................................................................            $496,282       $434,347
                                                                                              ============     ===========

       No single customer accounted for more than 10% of the Company's consolidated net revenues in the three-months and six-months ended December 31, 2000. One distributor accounted for 10.6% and 11.0% of the Company's consolidated net revenues in the three- and six-months ended December 31, 1999, respectively.

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

       However, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated, or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on the Company's results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

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

       The Company also received a letter directed to Rachelle, dated July 25, 1995 from the U.S. Department of Justice, offering to settle claims against Rachelle relating to the first elements of clean-up work at the OII Site for $4,953,148 (the final remedy assessment has not yet been made). The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the OII Site. Counsel for Rachelle received a letter from the EPA dated December 31, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle were hazardous. Counsel for Rachelle received a request from the EPA in June 2000 to update the name of the contact party for Rachelle designated to receive information on future proposed settlements. The request appears to have been sent to all PRPs and indicated that the EPA intends to formulate a final settlement offer in the near future.

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

10.    INTELLECTUAL PROPERTY RIGHTS

       All of the Company's broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office ("PTO"). The PTO issued a decision upholding the patentability of the claims of the last of the Company's patents to be reexamined, U.S. Patent No. 5,130,767. The PTO previously issued a decision upholding the patentability of all the claims of another of the Company's MOSFET patents, its 5,008,725 patent, and issued a Notice of Intent to Issue a Reexamination Certificate.

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

       On June 14, 1999, the Court approved a notice of the pendency of the class action and a proof of claim form for dissemination to class members. Such dissemination took place in June 1999. Trial is currently scheduled for March 6, 2001.

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

       On June 22, 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation alleging infringement of certain of the Company's U.S. patents. The suit seeks damages and other relief customary in such matters. On August 17, 2000, IXYS filed an answer and counterclaim denying infringement and alleging patent invalidity and unenforceability. Trial has been set to commence on May 8, 2001.

12.    INCOME TAXES

       The Company's effective tax rate for the three- and six-month periods ended December 31, 2000 was 26.9% and 26.0%, respectively, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, state tax credits, and lower valuation allowances, which are partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

       The Company's effective tax rate for the three- and six-month periods ended December 31, 1999 was 26.1% and 27.9%, respectively, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate was due primarily to lower valuation allowances, the benefit of foreign tax credits and research and development credits, partially offset by higher statutory tax rates and foreign jurisdiction losses without foreign tax benefit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE- AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2000 COMPARED WITH THE THREE- AND SIX-MONTH PERIOD ENDED DECEMBER 31, 1999

The following table sets forth certain items as a percentage of revenues.

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           DECEMBER 31                           DECEMBER 31
                                                           (Unaudited)                           (Unaudited)
                                                 -----------------------------------------------------------------------
                                                   2000            1999                  2000            1999
                                                   ----            ----                  ----            ----
  Revenues                                        100.0   %          100.0   %          100.0   %          100.0   %
  Cost of sales                                    59.3               66.0               59.8               67.1
                                              ---------------    ----------------    --------------    ----------------
  Gross profit                                     40.7               34.0               40.2               32.9

  Selling and administrative expense               12.9               15.8               13.3               16.6
  Research and development expense                  6.2                6.5                6.1                6.7
                                              ---------------    ----------------    --------------    ----------------
  Operating profit                                 21.6               11.7               20.8                9.6

  Net interest income (expense)                     2.2               (2.3)               2.3               (2.3)
  Other income, net                                 0.0                0.4                0.0                0.2
                                              ---------------    ----------------    --------------    ----------------
  Income before income taxes                       23.8                9.8               23.1                7.5

  Provision for income taxes                        6.4                2.6                6.0                2.1
                                              ---------------    ----------------    --------------    ----------------
  Net income                                       17.4   %            7.2   %           17.1   %            5.4   %
                                              ===============    ================    ==============    ================

Revenues for the three-month period ended December 31, 2000 increased 56.7% to $268.1 million from $171.1 million in the year-ago period. Revenues for the six-month period ended December 31, 2000 increased 60.1% to $517.5 million from $323.3 million a year ago. Revenues for our proprietary products (Power Integrated Circuits, Advanced Circuit Devices, and Power Systems) led the year-to-year growth in revenues. Revenues for these products increased 123% year-to-year and accounted for 31% of revenue for the second fiscal quarter. Following the recent completion of several strategic acquisitions, proprietary products are expected to account for approximately 35% of our business in the third fiscal quarter. Revenues in the current quarter period included $12.6 million of net patent royalties, versus $7.7 million in the comparable prior-year period, reflecting new license agreements and higher shipments of products covered under existing license agreements.

                                                    % Revenue by Region                      % Revenue by Region
                                              Three Months Ended December 31,           Six Months Ended December 31,
CUSTOMER REVENUE BY REGION:
                                           --------------------------------------    ------------------------------------
                                                         2000               1999                  2000              1999
                                                         ----               ----                  ----              ----
North America                                             36%                36%                   36%               37%
Europe                                                    23%                24%                   23%               24%
Asia Pacific                                              30%                31%                   30%               31%
Japan                                                     11%                 9%                   11%                8%
                                           ------------------- ------------------    ------------------ -----------------
                                                         100%               100%                  100%              100%
                                           =================== ==================    ================== =================

Customer revenue by region reflects the location where the customer takes delivery of our product. For the three- and six-month periods ended December 2000, all regions demonstrated strong year-to-year growth. Such growth was driven by a number of factors. Among them, there were significant increases across a broad range of sectors and applications, including automotive, industrial motor drives, and such information technology products as uninterruptible power supplies and servers.

In the three-month period ended December 31, 2000, gross profit increased to $109.1 million (40.7% of revenues) from $58.2 million (34.0% of revenues) in the comparable year-ago quarter. Gross profit for the six-month period ended December 31, 2000 increased to $207.8 million (40.2% of revenues) from $106.4 million (32.9% of revenues) in the comparable year-ago period. The gross margin increase reflected the richer mix of more proprietary products, cost reductions and higher royalties.

In the three- and six-month periods ended December 31, 2000, selling and administrative expense was $34.7 million and $68.5 million (12.9% and 13.3% of revenues), respectively, compared to $27.1 million and $53.7 million (15.8% and 16.6% of revenues) in the comparable year-ago periods. A reduction in the ratio of selling and administrative expense to revenues reflects the results of ongoing operating efficiencies.

In the three- and six-month periods ended December 31, 2000, our research and development expenditures grew to $16.7 million and $31.6 million (6.2% and 6.1% of revenues), respectively, compared to $11.1 million and $21.7 million (6.5% and 6.7% of revenues) in the comparable prior-year periods. We expect research and development expenditures to average approximately 6% to 7% of revenue through the end of this fiscal year.

With respect to current-quarter activity related to restructuring and severance charges taken in prior periods, refer to the "Notes to Unaudited consolidated financial statements - Note 7. Restructuring and Severance Charges."

Net interest income increased by $9.8 million and $19.1 million in the three and six months ended December 31, 2000, respectively compared to the respective prior-year period. The increase resulted from interest income generated from higher levels of cash and short-term investments.

Net foreign currency gains and losses were less than $1.0 million in each three-month and six-month period.

Our effective tax rate for the three- and six-month periods ended December 31, 2000 was 26.9% and 26.0%, respectively, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, state tax credits, and lower valuation allowances, which are partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

Our effective tax rate for the three- and six-month periods ended December 31, 1999 was 26.1% and 27.9%, respectively, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate was due primarily to lower valuation allowances, the benefit of foreign tax credits and research and development credits, partially offset by higher statutory tax rates and foreign jurisdiction losses without foreign tax benefit.

SEASONALITY

In the past, we have experienced moderate seasonality in our business. Recently, due to our rapid growth, it has been difficult to determine the effect, if any, of seasonality.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had cash and cash equivalent balances of $555.3 million and short-term investments of $279.4 million. Our short-term investment portfolio consists of fixed-income, investment-grade securities with maturities of no more than 15 months.

During the six-month period ended December 31, 2000, operating activities generated cash flow of $120.1 million compared to $23.3 million in the prior-year period. Working capital increased by $1.6 million in the current six-month period as a result of our revenue growth. In addition, we showed improvements in working capital management. Days of sales outstanding declined by 9 days compared to the year-ago quarter and inventories dropped by four weeks.

We invested $221.5 million in short-term investments, $45.1 million in capital equipment, and $24.7 million in new acquisitions in the six-month period. In the first half of fiscal year 2001, we acquired Lambda Advanced Analog, Inc. and the business assets of Magnitude-3 LLC, suppliers of high-value-added power management systems and technology for aerospace and other high-reliability applications. On January 5, 2001, the Company acquired Unisem, Inc., ("Unisem"), for a cash purchase price of approximately $50 million. Unisem supplies analog integrated circuits that manage power for information technology applications. At December 31, 2000, we had made purchase commitments for capital expenditures of approximately $17.3 million. Based on current market conditions and assumptions, our plan for fiscal 2001 capital expenditures is approximately $115 million, principally for fabrication and assembly capacity to meet market demand. We intend to fund capital expenditures and working capital requirements, through cash and cash equivalents on hand and anticipated cash flow from operations. Although we believe that our current funding will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Financing activities during the six-month period generated $540.3 million. On July 13, 2000, we successfully completed a $550 million convertible subordinated notes offering that generated net proceeds to us of $530 million (net of underwriting commissions and transaction costs). As of December 31, 2000, we had revolving, equipment and foreign credit facilities of $171.2 million, against which $11.0 million had been borrowed. For additional information on current financing activities, refer to the "Notes to Unaudited consolidated financial statements - Note 6. Bank Loans and Long-Term Debt."

At December 31, 2000 our cash, cash equivalents, short-term investments and our unused credit facilities totaled $994.9 million.

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

IMPACT OF THE INTRODUCTION OF THE EURODOLLAR

On January 1, 1999, eleven member states of the European Union established fixed conversion rates between their existing national currency and a common currency, the "euro." Until January 1, 2002, either the euro or the participating country's present currency will be accepted in non-cash transactions. On January 1, 2002, euro-denominated bills and coins will be issued and the participating country's present currency will be gradually withdrawn during a period of dual circulation not to exceed three months.

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

RISK MANAGEMENT

At the end of June 2000, some equipment in one of our wafer fabrication lines was damaged due to a contractor error. While our facility continues to operate normally, an inspection and evaluation is underway to gauge the potential effects on the equipment and to conduct any necessary remediation. While we have experienced no material adverse effect and believe any material losses would be covered by our insurance, there can be no assurance that the matter would not have a material and adverse effect on our business, results of operations or cash flows.

RESTRUCTURING AND SEVERANCE CHARGES

During June 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. We completed this restructuring as of June 2000, with the actual elimination of a total of 36 positions. As of December 31, 2000, we had paid $7.0 million in termination benefits. The remaining unutilized severance accrual of $1.3 million at December 31, 2000, which is classified as current, relates to ongoing severance payments attributed to certain of those eliminated positions.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This Form 10-Q Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be under-utilized, capital spending might be slowed, and Company performance might be negatively impacted. Other risks and uncertainties that could negatively impact our results include: delays in or higher-than-anticipated expenses associated with implementing planned cost reductions; the effectiveness of cost controls; the integration of acquired businesses into our Company's operations; the impact of changes in accounting methods; the impact of trade and export regulations and policies; the actual results of outstanding litigation; changes in environmental laws and regulations; delays in transferring and ramping production lines or completing customer qualifications; the accuracy of customers' forecasts; the ability of current manufacturing facilities to meet future operating needs; the actual effects of equipment damage in our wafer fabrication line described in the section entitled "Risk Management" above; product returns; changes in customers' order patterns; our mix of product shipments; the actual growth of the portable electronics industry; the continued rapid growth of demand for more efficient semiconductor components and power conversion solutions; market and sector conditions that affect our customers, licensees, and suppliers; pricing pressures; acceptance of competitors' products; introduction, acceptance, and availability of proprietary products; inability to fund capital expenditures from existing credit facilities or other external sources; the failure of suppliers and subcontractors to meet their delivery commitments to us; impact of any disruption in electricity, equipment and/or critical suppliers; unanticipated impacts on our business or financial condition due to the euro conversion; unfavorable changes in industry and competitive conditions; and general economic conditions in our markets around the world.

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

INTEREST RATE RISK
Our financial assets and liabilities that are subject to interest rate risk are our short-term investments. As of December 31, 2000, a 10% change in interest rates would not have had a material effect on our results of operations, financial position or cash flows.

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

At December 31, 2000, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding foreign currency forward exchange contracts. If we had experienced an adverse change in foreign exchange rates of as much as 10%, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position and cash flows.

In fiscal 2001, we derived a large portion of our revenues from sales in foreign markets. The notional value of our foreign currency forward contracts was $39.0 million at December 31, 2000 compared to $37.4 million at June 30, 2000. The fair market value of our foreign currency forward contracts was less than $0.2 million at December 31, 2000 and $0.5 million at June 30, 2000. Net realized and unrealized foreign currency transaction gains and losses were less than $1.0 million in the three months ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders of the Company at the Company's Annual Meeting of stockholders held on November 20, 2000 with the following results:

                                                                           Authority
Description of matter                                       For            Withheld
                                                            ---            ---------
1.      Election of Directors

        Eric Lidow                                       53,025,092           568,861

        Minoru Matsuda                                   53,230,473           363,480

        James D. Plummer                                 53,235,435           358,518

                                                            For             Against               Abstentions
                                                            ---             -------               -----------
2.      Amendments to the 2000 Stock Incentive          35,277,327         18,022,316              294,310
        Plan, principally to increase authorized
        shares by 3,000,000 and expand
        performance criteria for cash-based
        awards.

        Broker Non-Vote on Proposal 2                            0

3.      Ratification of PricewaterhouseCoopers          53,459,060             71,923               62,970
        LLP as Independent Auditors for fiscal
        2001

        Broker Non-Vote on Proposal 3                            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Second Amendment dated November 21, 2000

         The following section of Article III of the Amended and Restated Bylaws of International Rectifier Corporation is amended and restated as follows:

         Section 2(a): The number of directors which shall constitute the Board shall be eight (8) until changed by an amendment hereof duly adopted by the Board amending this Section 2.

(b)      Reports on Form 8-K

1. The Company filed a report on Form 8-K relating to "Other Events" on October 10, 2000.

2. The Company filed a report on Form 8-K relating to "Other Events" on December 8, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       INTERNATIONAL RECTIFIER CORPORATION
                       -----------------------------------
                                   REGISTRANT


February 13, 2001                           MICHAEL P. MCGEE
                                            ----------------------
                                            Michael P. McGee
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Principal Accounting Officer