Form 10-Q
period 2001-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2001-05-16
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-7935

INTERNATIONAL RECTIFIER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1528961 (IRS employer identification number)
233 Kansas Street El Segundo, California 90245
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (310) 726-8000

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

    There were 62,597,562 shares of the registrant's common stock, par value $1.00 per share, outstanding on May 10, 2001.

Table of Contents

		Page Reference
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Consolidated Statement of Income for the Three-Month and Nine-Month Periods Ended March 31, 2001 and 2000	3
	Unaudited Consolidated Statement of Comprehensive Income for the Three-Month and Nine-Month Periods Ended March 31, 2001 and 2000	4
	Unaudited Consolidated Balance Sheet as of March 31, 2001 and June 30, 2000 (audited)	5
	Unaudited Consolidated Statement of Cash Flows for the Nine-Month Periods Ended March 31, 2001 and 2000	6
	Notes to Unaudited Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Qualitative and Quantitative Disclosures about Market Risk	20
PART II.	OTHER INFORMATION
ITEM 4.	Exhibits and Reports on Form 8-K	22

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenues	$275,994	$197,959	$793,498	$521,296
Cost of sales	161,044	125,530	470,739	342,446

Gross profit	114,950	72,429	322,759	178,850
Selling and administrative expense	35,111	28,816	103,602	82,556
Research and development expense	18,169	11,795	49,805	33,455
Amortization expense	2,663	—	3,354	—

Operating profit	59,007	31,818	165,998	62,839
Other income (expense):
Net interest income (expense)	5,039	(2,138)	16,820	(9,458)
Other, net	542	475	1,517	1,075

Income before income taxes	64,588	30,155	184,335	54,456
Provision for income taxes	16,729	8,460	47,863	15,248

Income before extraordinary charge	47,859	21,695	136,472	39,208
Extraordinary charge for early extinguishment of debt, net of income tax benefit of $1,856	—	4,772	—	4,772

Net income	$47,859	$16,923	$136,472	$34,436

Net income per common share — Basic:
Income before extraordinary charge	$0.77	$0.40	$2.20	$0.75
Effect of extraordinary charge	—	(0.09)	—	(0.10)

Net income (loss) per common share — Basic:	$0.77	$0.31	$2.20	$0.65

Net income per common share — Diluted:
Income before extraordinary charge	$0.73	$0.38	$2.07	$0.71
Effect of extraordinary charge	—	(0.09)	—	(0.08)

Net income (loss) per common share — Diluted:	$0.73	$0.29	$2.07	$0.63

Average common shares outstanding — Basic	62,248	53,808	62,028	52,585

Average common shares and potentially dilutive
securities outstanding — Diluted	65,943	57,742	66,034	54,977

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Net income	$47,859	$16,923	$136,472	$34,436
Other comprehensive income (loss), net of tax effect of $(161), $573, $325, and $166, respectively:
Foreign currency translation adjustments	(2,392)	(1,465)	(5,113)	(426)
Unrealized gains (loss) on available-for-sale Securities, net of tax	(638)	—	697	—
Unrealized gains on foreign currency forward contracts, net of tax	3,490	—	3,490	—

Other comprehensive income (loss)	$460	$(1,465)	$(926)	$(426)

Comprehensive income	$48,319	$15,458	$135,546	$34,010

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands)

	March 31, 2001 (unaudited)	June 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$483,133	$196,406
Short-term investments	342,566	57,930
Trade accounts receivable, net	212,907	180,349
Inventories	133,551	117,974
Deferred income taxes	23,697	21,953
Prepaid expenses and other receivables	24,724	17,011

Total current assets	1,220,578	591,623
Property, plant and equipment, net	422,357	390,787
Goodwill and intangible assets, net	92,795	23,530
Other assets	59,185	20,030

Total assets	$1,794,915	$1,025,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$8,849	$12,089
Long-term debt, due within one year	1,529	1,984
Accounts payable	97,594	85,580
Accrued salaries, wages and commissions	21,925	17,757
Other accrued expenses	69,648	32,750

Total current liabilities	199,545	150,160
Long-term debt, less current maturities	553,151	4,589
Other long-term liabilities	6,951	8,486
Deferred income taxes	36,520	18,669
Stockholders' equity:
Common stock	62,330	61,594
Capital contributed in excess of par value	645,518	627,118
Retained earnings	297,677	161,205
Accumulated other comprehensive loss	(6,777)	(5,851)

Total stockholders' equity	998,748	844,066

Total liabilities and stockholders' equity	$1,794,915	$1,025,970

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended March 31,
	2001	2000
Cash flow from operating activities:
Net income	$136,472	$34,436
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,583	41,191
Amortization of goodwill and intangibles	3,354	—
Deferred income	(300)	(350)
Deferred income taxes	7,038	(2)
Deferred compensation	—	(77)
Extraordinary charge	—	4,772
Change in working capital	(11,474)	(44,313)

Net cash provided by operating activities	183,673	35,657

Cash flow from investing activities:
Additions to property, plant and equipment	(75,855)	(42,809)
Proceeds from sale of property, plant & equipment	1,656	4,661
Purchase of short-term investments	(283,590)	—
Acquisition of businesses net of cash & cash equivalents	(74,660)	(28,500)
Proceeds from sale of short-term investments	—	3,900
Change in other, net	(10,353)	(2,758)

Net cash used in investing activities	(442,802)	(65,506)

Cash flow from financing activities:
Net proceeds (repayments) of short-term bank debt	863	(161,139)
Payments on long-term debt and obligations under capital leases	(1,118)	(3,602)
Net proceeds from issuance of convertible debt	528,181	—
Net proceeds from issuance of common stock	—	361,662
Proceeds from exercise of stock options	19,137	4,062
Other, net	(281)	369

Net cash provided by financing activities	546,782	201,352

Effect of exchange rate changes on cash and cash equivalents	(936)	353

Net increase in cash and cash equivalents	286,717	171,856
Cash and cash equivalents, beginning of period	196,416	31,497

Cash and cash equivalents, end of period	$483,133	$203,353

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2001

1.  Summary of Significant Accounting Policies

    The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries, which are located in North America, Europe, Mexico, Japan, India and Southeast Asia. All significant intercompany transactions, balances and profits have been eliminated in consolidation.

    The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and the consolidated results of operations and cash flows for the nine-month periods ended March 31, 2001 and 2000. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

    The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

    The Company operates on a fiscal calendar under which the nine months ended March 31, 2001 and 2000 consisted of 39 weeks each.

2.  Net Income Per Common Share

    Net income per common share—Basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Net income per common share—Diluted differs from Net income from common share—Basic due to certain assumed conversions of dilutive securities such as options and convertible debt. The Company's convertible debt was anti-dilutive for the periods presented.

    The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the nine-month periods ended March 31, 2001 and 2000 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2001
Net income per common share—Basic	$47,859	62,248	$0.77
Effect of dilutive securities:
Stock options	—	3,695	(0.04)

Net income per common share—Diluted	$47,859	65,943	$0.73

Three months ended March 31, 2000
Net income per common share—Basic	$16,923	53,808	$0.31
Effect of dilutive securities:
Stock options	—	3,934	(0.02)

Net income per common share—Diluted	$16,923	57,742	$0.29

Nine months ended March 31, 2001
Net income per common share—Basic	$136,472	62,028	$2.20
Effect of dilutive securities:
Stock options	—	4,006	(0.13)

Net income per common share—Diluted	$136,472	66,034	$2.07

Nine months ended March 31, 2000
Net income per common share—Basic	$34,436	52,585	$0.65
Effect of dilutive securities:
Stock options	—	2,392	(0.02)

Net income per common share—Diluted	$34,436	54,977	$0.63

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

    Available-for-Sale Securities as of March 31, 2001:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Short-term Investments:
Corporate Debt	$270,452	$788	$(25)	$271,215
U.S. Government and Agency Obligations	51,575	161	(3)	51,733
Other Debt	19,468	150	—	19,618

	$341,495	$1,099	$(28)	$342,566

Long-term Investments:
Equity Securities	$10,049	$37	$—	$10,086

5.  Derivative Financial Instruments

   Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133." SFAS No. 133 and 138 require that all derivatives, including foreign exchange contracts, be recognized in the balance sheet at their fair value.

    The Company utilizes derivative financial instruments, primarily forward contracts, in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. The Company's accounting policies for these instruments are based on whether they meet criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments, are recorded in earnings.

    In March 2001, the Company entered into a foreign currency forward exchange contract to sell 1.2 billion Japanese Yen on a quarterly basis from June 2001 through March 2006. This contract is used to hedge the effect of exchange rate fluctuations on forecasted intercompany purchases by the Company's subsidiary in Japan. During the quarter ended March 31, 2001, unrealized gains relating to this contract, net of tax, of $3.5 million, were recorded in other comprehensive income. Based on the fair value of this forward exchange contract at March 31, 2001, the Company does not expect to reclassify a material amount from accumulated other comprehensive income to earnings during the next twelve months.

6.  Inventories

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at March 31, 2001 and June 30, 2000 (audited) were comprised of the following (in thousands):

	March 31, 2001	June 30, 2000
Raw materials	$27,543	$18,296
Work-in-process	59,011	59,654
Finished goods	46,997	40,024

	$133,551	$117,974

7.  Bank Loans and Long-Term Debt

   A summary of the Company's long-term debt and other loans at March 31, 2001 and June 30, 2000 (audited) is as follows (in thousands):

	March 31, 2001	June 30, 2000
Convertible subordinated notes at 4.25% due 2007	$550,000	$—
Other loans and capitalized lease obligations	4,680	6,573

Debt, including current portion of long-term debt ($1,529 March 2001 and $1,984 June 2000, respectively)	554,680	6,573
Foreign unsecured revolving bank loans at rates from 1.5% to 7.42%	8,849	12,089

Total Debt	$563,529	$18,662

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

  •
  All securities covered by the registration statement have been sold; or

  •
  The expiration of the holding period applicable with respect to the notes and the underlying common stock under Rule 144(k) under the Securities Act, or any successor provision.

    In addition, in November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility with BNP Paribas and seven other banks, which provided a credit line of $150 million. The credit agreement will allow borrowing by the Company's foreign subsidiaries and provide funding for the Company's general corporate purposes. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25% and 1.125% for base rate advances and a margin of between 1.25% and 2.125% for eurocurrency rate advances. Other advances bear interest as set forth in the credit agreement. The commitment fee for the credit agreement is 0.375% of the unused portion of the credit facility, annually. The facility also contains certain financial and other covenants. The Company pledged as security certain shares of certain of its subsidiaries. As of March 31, 2001, the Company had no cash borrowings outstanding under the credit agreement.

8.  Restructuring and Severance Charges

    During June 1999, the Company recorded an $8.3 million charge related to employee severance associated with the elimination of approximately 39 positions. The Company completed this restructuring as of June 2000, with the actual elimination of a total of 36 positions. As of March 31, 2001, we had paid $7.6 million in termination benefits. The remaining unutilized severance accrual of $0.7 million at March 31, 2001, which is classified as current, relates to ongoing severance payments attributed to certain of those eliminated positions.

9.  Geographical Information

    The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for March 31, 2001 and 2000 is presented below (000's):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenues from Unaffiliated Customers
North America	$109,172	$71,105	$307,720	$194,617
Europe	61,165	46,417	169,827	118,866
Asia Pacific and Japan	92,069	70,236	278,353	182,501

Subtotal	$262,406	$187,758	$755,900	$495,984
Unallocated royalties	13,588	10,201	37,598	25,312

Total	$275,994	$197,959	$793,498	$521,296

	March 31, 2001	June 30, 2000
	(unaudited)
Long-lived Assets
North America	$523,469	$386,515
Europe	39,246	43,086
Asia Pacific and Japan	11,622	4,746

Total	$574,337	$434,347

    In the three- and nine-month periods ended March 31, 2001, no single customer accounted for more than 10% of the Company's consolidated net revenues. In the three- and nine-month periods ended March 31, 2000, one distributor accounted for 10.9% and 11.6%, respectively, of the Company's consolidated net revenues.

10.  Environmental Matters

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

    However, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on the Company's results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

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

11.  Intellectual Property Rights

    All of the Company's broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office ("PTO"). On May 1, 2001, the PTO issued a Reexamination Certificate for the Company's U.S. Patent No. 5,008,725. The PTO previously issued a decision upholding the patentability of the claims of the last of the Company's patents to be reexamined, U.S. Patent No. 5,130,767.

12.  Litigation

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

    On June 14, 1999, the Court approved a notice of the pendency of the class action and a proof of claim form for dissemination to class members. Such dissemination took place in June 1999. The parties have agreed, subject to Court approval, to continue the trial date to September 25, 2001.

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

    On June 22, 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of certain of the Company's U.S. patents. The suit seeks damages and other relief customary in such matters. On August 17, 2000, IXYS filed an answer and counterclaim, and on February 14, 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. Trial has been set to commence on June 12, 2001.

13.  Income Taxes

    The Company's effective tax rate for the three- and nine-month periods ended March 31, 2001 was 25.9% and 26.0%, respectively, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, state tax credits, and lower valuation allowances, which are partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

    The Company's effective tax rate for the three- and nine-month periods ended March 31, 2000 was 28.1% and 28%, respectively, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate was due primarily to lower valuation allowances, the benefit of foreign tax credits and research and development credits, partially offset by higher statutory tax rates and foreign jurisdiction losses without foreign tax benefit.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three- and Nine-Month Periods Ended March 31, 2001 Compared with the Three- and Nine-Month Periods Ended March 31, 2000

    The following table sets forth certain items as a percentage of revenues.

	Three Months Ended March 31, (Unaudited)		Nine Months Ended March 31, (Unaudited)
	2001	2000	2001	2000
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.4	63.4	59.3	65.7

Gross profit	41.6	36.6	40.7	34.3
Selling and administrative expense	12.7	14.5	13.1	15.8
Research and development expense	6.5	6.0	6.3	6.4
Amortization expense	1.0	—	0.4	—

Operating profit	21.4	16.1	20.9	12.1
Net interest income (expense)	1.8	(1.1)	2.1	(1.9)
Other income, net	0.2	0.2	0.2	0.2

Income before income taxes and extraordinary charge	23.4	15.2	23.2	10.4
Provision for income taxes	6.1	4.3	6.0	2.9

Income before extraordinary charge	17.3	10.9	17.2	7.5
Extraordinary charge on early extinguishment of debt	—	2.4	—	0.9

Net Income	17.3%	8.5%	17.2%	6.6%

    Revenues for the three-month period ended March 31, 2001 increased 39% to $276.0 million from $198.0 million in the year-ago period. Revenues for the nine-month period ended March 31, 2001 increased 52% to $793.5 million from $521.3 million a year ago.

    Customer revenue by region, set forth below, reflects the location where the customer takes delivery of our product.

	% Revenue by Region Three Months Ended March 31,		% Revenue by Region Nine Months Ended March 31,
Customer Revenue by Region:	2001	2000	2001	2000
North America	36%	35%	36%	36%
Europe	23%	25%	23%	25%
Asia Pacific	28%	30%	30%	31%
Japan	13%	10%	11%	9%

	100%	100%	100%	100%

    For the three- and nine-month periods ended March 2001, Europe and Asia Pacific decreased primarily due to the impact of a decrease in demand for desktops, cell phones, and multi-market products, and Japan increased due to a rise in demand for consumer products.

    Our proprietary product revenues (power integrated circuits, advanced circuit devices, and power systems) grew 25% quarter-to-quarter and 119% year-to-year. Revenues for these products represented 37% of total revenues, up from 31% in the preceding quarter and 24% in the year-ago quarter. Component product revenues declined 7% from the preceding quarter, reflecting a decline in the multi-market products that account for about 30% of our business. Year-to-year, component revenues grew 15%. Revenues in the current quarter included $13.6 million of net patent royalties, compared to $12.6 million in the preceding quarter and $10.2 million in the year-ago quarter.

    The Company's consumer, automotive, and aerospace business remained strong in the quarter. Together, these sectors ended the quarter with more than 45% sequential order growth and more than 30% sequential revenue growth over the preceding quarter and accounted for more than a third of our business. During the course of the quarter, demand in the telecom/datacom sector (which includes servers, routers, and infrastructure) slowed sharply and ended with revenues and orders below the December-quarter level. Multi-market products, which constitute about 30% of our business, felt the impact of pushouts and cancellations from distributors and contract manufacturers reacting to shorter industry lead times and end-market uncertainties.

    Orders for proprietary products grew 38% quarter-to-quarter and 174% year-to-year. These products represented more than half of our total bookings in the quarter. Orders for components dropped, as market conditions worsened and lead times declined for multi-market products. Overall orders, taking into account all products, declined 17% quarter-to-quarter but increased 3% year-to-year.

    Based on current market conditions and backlog, multi-market products are expected to experience continued price pressure in the June quarter. Overall, June quarter revenues are expected to be less than March quarter revenues.

    In the three-month period ended March 31, 2001, gross profit increased to $115.0 million (41.6% of revenues) from $72.4 million (36.6% of revenues) in the comparable year-ago quarter. Gross profit for the nine-month period ended March 31, 2001 increased to $322.8 million (40.7% of revenues) from $178.9 million (34.3% of revenues) in the comparable year-ago period. The gross margin increase reflected a greater proportion of proprietary products, cost reductions and higher royalties.

    In the three- and nine-month periods ended March 31, 2001, selling and administrative expense was $35.1 million and $103.6 million (12.7% and 13.1% of revenues), respectively, compared to $28.8 million and $82.6 million (14.5% and 15.8% of revenues) in the comparable year-ago periods. A reduction in the ratio of selling and administrative expense to revenues reflects the results of ongoing operating efficiencies.

    In the three- and nine-month periods ended March 31, 2001, our research and development expenditures grew to $18.2 million and $49.8 million (6.5% and 6.3% of revenues), respectively, compared to $11.8 million and $33.5 million (6.0% and 6.4% of revenues) in the comparable prior-year periods. We expect research and development expenditures to be approximately 6.5% of revenues this fiscal year.

    In the three- and nine-month periods ended March 31, 2001, amortization expense, principally related to acquisitions, was $2.7 million and $3.4 million (1.0% and 0.4% of revenues), respectively. Amortization expense was not incurred in the comparable prior periods. Increase in amortization expense is due to our acquisition activities during fiscal year 2001 and in the third quarter of fiscal year 2000.

    With respect to current-quarter activity related to restructuring and severance charges taken in prior periods, refer to the "Notes to Unaudited consolidated financial statements—Note 9. Restructuring and Severance Charges."

    Net interest income increased by $7.2 million and $26.3 million in the three and nine months ended March 31, 2001, respectively, compared to the respective prior-year period. The increase resulted from interest income generated from higher levels of cash and short-term investments.

    Net foreign currency gains and losses were less than $1.0 million in each three-month and nine-month period.

    Our effective tax rate for the three- and nine-month periods ended March 31, 2001 was 25.9% and 26.0%, respectively, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, state tax credits, and lower valuation allowances, which are partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

    Our effective tax rate for the three- and nine-month periods ended March 31, 2000 was 28.1% and 28%, respectively, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate was due primarily to lower valuation allowances, the benefit of foreign tax credits and research and development credits, partially offset by higher statutory tax rates and foreign jurisdiction losses without foreign tax benefit.

Seasonality

    In the past, we have experienced moderate seasonality in our business. Recently, due to our rapid growth, it has been difficult to isolate the effect, if any, of seasonality.

Liquidity and Capital Resources

    At March 31, 2001, we had cash and cash equivalent balances of $483.1 million and short-term investments of $342.6 million. Our short-term investment portfolio consists of fixed-income, investment-grade securities with maturities of no more than 15 months.

    During the nine-month period ended March 31, 2001, operating activities generated cash flow of $183.7 million compared to $35.7 million in the prior-year period. Working capital increased by $11.5 million in the current nine-month period commensurate with our revenue growth.

    We invested $283.6 million in short-term investments, $75.9 million in capital equipment, and $74.7 million in new acquisitions in the nine-month period. In the first half of fiscal year 2001, we acquired Lambda Advanced Analog, Inc. and the business assets of Magnitude-3 LLC, suppliers of high-value-added power management systems and technology for aerospace and other high-reliability applications. On January 5, 2001, the Company acquired Unisem, Inc., ("Unisem"), for a cash purchase price of approximately $50 million. Unisem supplies analog integrated circuits that manage power for information technology applications. At March 31, 2001, we had made purchase commitments for capital expenditures of approximately $15.3 million. Based on current market conditions and assumptions, our plan for fiscal 2001 capital expenditures is approximately $115 million, principally for fabrication and assembly capacity to meet market demand. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations. Although we believe that our current funding will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

    Financing activities during the nine-month period generated $546.8 million. On July 13, 2000, we successfully completed a $550 million convertible subordinated notes offering that generated net proceeds to us of $528 million (net of underwriting commissions and transaction costs). As of March 31, 2001, we had revolving, equipment and foreign credit facilities of $160.8 million, against which $8.8 million had been borrowed. For additional information on current financing activities, refer to the "Notes to Unaudited consolidated financial statements—Note 8. Bank Loans and Long-Term Debt."

    At March 31, 2001 our cash, cash equivalents, short-term investments and unused credit facilities totaled $981.2 million.

    Three class action lawsuits have been brought against IR and its Board of Directors. See "Note 13. Litigation" for further information. Although we believe that these class action lawsuits are without merit, the ultimate outcome and the related effect on liquidity thereof cannot be presently determined. Accordingly, we have not made provision for liability, if any, that may result upon adjudication of these matters. For the possible effects of environmental matters on liquidity, see "Notes to Unaudited consolidated financial statements—Note 11. Environmental Matters."

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

    We have completed an internal analysis to determine the effects of the January 1, 2002 conversion. The assessment included the potential impact of the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, the impact on currency exchange rate risk and currency exchange costs, and the impact on existing contracts. We are currently targeting to have information systems converted in advance of the euro conversion date of January 1, 2002.

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

Recent Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue in financial statements. SAB 101, as amended by SAB 101A, "Amendment: Revenue Recognition in Financial Statements" and SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements" is effective for us commencing in the fourth quarter of fiscal 2001. We do not believe that SAB 101, as amended by SAB 101A and SAB 101B, will have a material impact on the result of our operations, financial position, or cash flows.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125", ("SFAS No. 140"). SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. We adopted certain provisions of SFAS 140, which were effective for fiscal years ending after December 15, 2000, which did not have a material impact on the financial position or results of operations of the Company. The remaining provisions of SFAS 140 are effective after March 31, 2001 and are not expected to have a material impact on the result of our operations, financial position, or cash flows.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

    This Form 10-Q Report contains some statements that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be under-utilized, capital spending might be slowed, and Company performance might be negatively impacted. Other risks and uncertainties that could negatively impact our results include: delays in or higher-than-anticipated expenses associated with implementing planned cost reductions; the effectiveness of cost controls; the integration of acquired businesses into our Company's operations; the impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade, environmental, and export regulations and policies; the actual results of outstanding litigation; the ability or the timing of the Company to achieve strategic acquisitions and the effect of associated costs; push-out of delivery dates; Company and market impact due to the cancellation of customer and/or industry programs; availability of adequate capacity and unanticipated costs of refurbishment or replacement of equipment; unfavorable changes in industry and competitive conditions; changes in interest and investment rates; delays in transferring and ramping production lines or completing customer qualifications; the accuracy of customers' forecasts; the ability of current manufacturing facilities to meet future operating needs; the actual effects of equipment damage in our wafer fabrication line described in the section entitled "Risk Management" above; product returns; changes in customers' order patterns; our mix of product shipments; the actual growth of the portable electronics industry; the continued rapid growth of demand for more efficient semiconductor components and power conversion solutions; market and sector conditions that affect our customers, licensees, and suppliers; pricing pressures; acceptance of competitors' products; introduction, acceptance, and availability of new and proprietary products; inability to fund capital expenditures from existing credit facilities or other external sources; the failure of suppliers and subcontractors to meet their delivery commitments to us; impact of any disruption in electricity, equipment and/or critical suppliers; unanticipated impacts on our business or financial condition due to the euro conversion; unfavorable changes in industry and competitive conditions; general economic conditions in our markets around the world; and the timing of changes in market conditions.

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

Interest Rate Risk

    Our financial assets and liabilities that are subject to interest rate risk are our short-term investments. As of March 31, 2001, a 10% change in interest rates would not have had a material effect on our results of operations, financial position or cash flows.

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

    At March 31, 2001, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding foreign currency forward exchange contracts. If we had experienced an adverse change in foreign exchange rates of as much as 10%, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position or cash flows.

    We derive a large portion of our revenues from sales in foreign markets. The notional amount of our foreign currency forward exchange contracts was $250.8 million at March 31, 2001 compared to $37.4 million at June 30, 2000. The increase in the notional amount is due primarily to our $220 million foreign currency forward exchange contract to sell 1.2 billion Japanese Yen from June 2001 to March 2006. Changes in fair value of our foreign currency forward contracts that were not designated as hedges were $1.2 million and recorded in earnings during the quarter ended March 31, 2001. The change in fair value of our foreign currency forward contract that was designated as a hedge was $3.5 million, net of tax, and was recorded in other comprehensive income during the quarter ended March 31, 2001. Net realized foreign currency transaction gains and losses were less than $1.0 million in the three months ended March 31, 2001.

PART II. OTHER INFORMATION

ITEM 4. Exhibits and Reports on Form 8-K

(a)	Exhibits
1.
International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000) incorporated by reference in Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-57608 (plan document previously filed and incorporated by reference as an Appendix to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000).
2.
Effective as of February 20, 2001, the following section of Section 6(d) of the International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 is amended to read, in its entirety, as follows:
(d)
Effect of Termination of Directorship. In the event of a Non-Employee Director's death, an Option granted pursuant to this Section 6 held by such Non-Employee Director shall immediately become fully vested and remain fully exercisable for three years after the date of death or until the expiration of the stated term of such Option, whichever first occurs. If, after at least five consecutive years of service on the Board, a Non-Employee Director voluntarily resigns or decides not to stand for re-election, then an Option granted under this Section 6 held by such Non-Employee Director for at least six months from the date of grant shall immediately become and shall remain fully exercisable for three years from the date of termination of services as a Non-Employee Director or until the expiration of the stated term of such Option, whichever occurs first, and shall thereafter terminate. If a Non-Employee Director's services as a member of the Board terminate for any reason other than death or, after five consecutive years of service on the Board with such option held at least six months, resignation or decision to step down, any portion of an Option granted pursuant to this Section 6 which is not then exercisable shall terminate and any portion of such Option which is then exercisable may be exercised for three months after the date of such termination or until the expiration of the stated term of the Option, whichever first occurs. Notwithstanding anything to the contrary in this Plan, no Options granted under this Section 6 shall be accelerated to a date less than six months after the Date of Grant of such Option.
	3.	Amendment, dated as of March 22, 2001, to ISDA Master Agreement, dated as of July 1, 1999, between International Rectifier Corporation and BNP Paribas.
(b)	Reports on Form 8-K
	1.	The Company filed a report on Form 8-K relating to "Other Events" on February 6, 2001.
	2.	The Company filed a report on Form 8-K relating to "Other Events" on March 6, 2001.
	3.	The Company filed a report on Form 8-K relating to "Other Events" on April 13, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
May 15, 2001	By:	/s/ MICHAEL P. MCGEE Michael P. McGee Executive Vice President, Chief Financial Officer and Principal Accounting Officer

QuickLinks

FORM 10-Q
Table of Contents
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
CONSOLIDATED BALANCE SHEET
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  ITEM 4. Exhibits and Reports on Form 8-K
SIGNATURES