Form 10-K405
period 2001-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2001-10-01
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/ Annual report pursuant to section 13 or 15
of the Securities Exchange Act of 1934 (fee required)

For the fiscal year ended June 30, 2001

or

/ / Transition report pursuant to section 13 or 15
of the Securities Exchange Act of 1934 (no fee required)

For the transition period from                to

Commission file number 1-7935

INTERNATIONAL RECTIFIER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1528961 (IRS Employer Identification No.)

233 Kansas Street
El Segundo, CA 90245
(Address of principal executive offices, zip code)
Registrant's telephone number, including area code: (310) 726-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $1	Name of exchange on which registered New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X No

    The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $1,654,435,059 (computed using the closing price of a share of Common Stock on September 21, 2001 reported by New York Stock Exchange).

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /X/

    There were 63,274,803 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 21, 2001.

    Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 19, 2001, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 2001, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

    We use our proprietary technology, comprehensive knowledge of power management, and low cost manufacturing platforms to offer what we believe is one of the industry's most advanced and competitive lines of power semiconductors. Our products are broadly divided among three product categories:

  •
  Power Integrated Circuits and Advanced Circuit Devices. A Power Integrated Circuit, or Power IC, is a semiconductor that integrates logic and power management functions on the same chip to optimize system performance. Advanced Circuit Devices are chipsets, multichip modules and advanced performance discrete devices that address power management requirements in more demanding applications. Our Power ICs and Advanced Circuit Devices allow manufacturers to reduce the size, extend the battery life and enhance the functionality of electronic devices. These products provide application specific power management solutions for wireless and wireline communication devices, Internet infrastructure equipment and appliances, video game stations, portable electronics, including personal digital assistants (PDAs) and notebook computers, as well as automotive systems and motor control devices.

  •
  Power Systems. Power Systems combine power semiconductors with other power management components in modules that improve power efficiency, provide a cost-effective alternative to custom analog designs and enable customers to introduce new products more quickly. We are focusing on Power Systems for automotive electronics, including electric fan control, electric power steering and integrated starter/alternator motors, as well as motor control applications, including refrigeration and air conditioning.

  •
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

Industry Overview

    Power semiconductors convert power input from a source into usable power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater its need for specially-formatted, finely-regulated power. The adoption of power semiconductor technology rises with the increasing complexity of electronic products and the proliferation of electronic features in communications, consumer electronics, information technology, automotive and industrial products. Within the power semiconductor market, MOSFETs and IGBTs are critical to power management. Based on statistics published by the Semiconductor Industry Association, industry-wide revenues from sales of power MOSFETs and IGBTs were $4.3 billion in calendar 2000 and are forecasted to total approximately $4.3 billion in calendar 2001.

    Demand for power semiconductors is driven by the following:

  •
  Growth of Communications and Internet Infrastructure. Long-term growth in communications, enterprise computing and the Internet generates demand for advanced power semiconductors. Internet infrastructure equipment, such as routers, servers, hubs and switches, rely on advancements in power management efficiency in order to operate at higher speeds and to process more information with the desired degree of reliability.

  •
  Demand for Portable Electronics. Worldwide demand for mobility and convenience creates market opportunities in portable electronics that depend on efficient power conversion to extend battery life and enhance product performance. The latest-generation personal computers rely on advances in power management technology to operate efficiently at ever-lower voltages. In addition, high-efficiency power semiconductors enable makers of new cellular phones and notebook computers to offer more compact products that have greater operating speed and performance.

  •
  Applications in Automotive Electronics and Motor Controls. The proliferation of power features in automobiles and tougher standards for safety, fuel economy, and emissions drives the adoption of more complex power electronics. Electric motors consume approximately half of the world's electricity. Because of cost and complexity, controls that permit variable-speed operation have been predominantly used in very high-end motor applications. Recent advancements in power management make possible cost-effective, variable-speed motor controls that increase energy efficiency and improve performance in a wide range of industrial, commercial, and household applications.

Strategy

    We pioneered the core technology in power management, and have built on our leadership in components to develop proprietary technology that defines power system architectures and captures more value. These proprietary products form an increasing proportion of our business and make us an inherently faster-growing, more profitable company with less exposure to competition and to industry cycles. We focus on market segments where our advancements provide enabling technology for better, more competitive products: home appliances and motor-driven equipment, autos, and information technology.

    We implement our strategy through the following initiatives:

Focus on Adding Value in High Growth Markets.  We are leveraging our leadership position in power semiconductors to offer proprietary products that have higher average selling prices and gross margins in targeted applications. Unlike most of our competitors, we focus all of our efforts in power semiconductors. We believe that this focus has resulted in developing the most advanced products for these markets. For example, our Power ICs are used in power management for Intel's and Advanced Micro Devices' most advanced micro processors, advanced portable electronics, and next generation video game stations. In Power Systems, we are working with major automotive suppliers in designing advanced systems to replace traditional hydraulic and belt-driven applications with more cost-effective electronic systems that improve performance and fuel efficiency. We are also targeting a wide range of applications that have not historically utilized Power Systems, including refrigerators, washing machines, air conditioners and other appliances from such market leaders as Maytag, GE, and Miele.

Extend Leadership in Power Components.  The research firm Dataquest ranks us as the world's leader in sales of MOSFETs in calendar 2000. We pioneered the fundamental technology that set the industry standard for power MOSFETs and estimate that the majority of the world's power MOSFETs are produced by IR or use our patented technology. Over the last two years, we have invested aggressively to advance trench and planar process technologies. These investments have produced what we believe are the most efficient power MOSFET components in the marketplace. Our leadership position in Power Components provides us with a platform for continued expansion in value-added growth markets.

Capitalize on Leading Customer Relationships.  As a result of our leadership and strength in power semiconductors, industry leaders look to us for products and programs that address their most challenging power management needs. These relationships put us at the forefront of developing products for new trends in the marketplace. We offer high quality customer service with comprehensive sales and engineering support, including Internet service applications, electronic order entry and just-in-time delivery. Our leading customers include American Power Conversion, Boeing, Bosch, Bose, Danfoss, Delphi, Emerson, Fujitsu, Grundfos, Hughes, IBM, Matsushita, Nippon Denso, Philips, Sanken, Sanyo, Siemens, Sony, TRW, and Tycom.

Leverage Our Leading Technology Position.  Our leading technology enables us to set performance and architecture standards for power electronics in targeted applications. Our research and development program focuses on Power ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET® power MOSFET and IGBT product lines. Over the three years ended June 30, 2001, we spent approximately $157 million on research and development. We have a new research and development facility that provides submicron process capability and capacity for rapid development. Our long-term investment in research and development has resulted in a broad worldwide patent portfolio, consisting of 406 issued patents and 559 patents pending. In fiscal 2001, 2000, and 1999, licenses under our patents generated approximately $51.1 million, $36.4 million, and $26.5 million, respectively, in royalties. We believe our technology leadership and product innovation will continue to be a source of growth in the fastest growing segments of the power semiconductor industry.

Capitalize on Low Cost Manufacturing.  Unlike many of our competitors, we fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe that our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, England, Italy, Mexico, Wales, India and China. We also use third-party foundries and assemblers to supplement our internal manufacturing.

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

    Increased complexity in routers, servers and high-end enterprise computers and other devices require increased levels of power and more effective heat dissipation, making power management one of the most critical tasks. Notebook computers and other portable devices are trending to lower voltages and higher current levels, which require greater efficiency and more complex power management to meet speed and performance demands and to extend battery life. We continue to invest heavily in key trench and planar process technologies. These investments have resulted in what we believe are the most efficient power MOSFET devices in the marketplace. We believe this new generation of power MOSFETs sets a new standard for price/performance in high-volume consumer electronics applications. We have achieved multiple design wins for our new trench and planar low voltage MOSFETs for the latest generation digital cell phones, battery chargers, game stations, personal digital assistants (PDAs), and high-end portable and desktop PCs.

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

  Power Components

Switching Products.  Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to supply power in a form that can be formatted to the specific requirements of a circuit. Our HEXFET® power MOSFET and IGBT component products comprised approximately 60% of our sales for fiscal 2001 and approximately 64% of our sales for fiscal 2000.

    Through our HEXFET® product line, we believe that we are the market leader in power MOSFETs. Our emphasis on quality control and reliability has helped us maintain market acceptance and brand recognition of our HEXFET® line of products. We pioneered the fundamental technology that set the industry standard for power MOSFETs.

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

    Our Schottky diodes and fast-recovery diodes serve the output rectification function of power conversion. A diode is a discrete device that conducts current in one direction. A Schottky diode is an ultra-fast diode used in high-frequency, low-voltage circuits. A fast-recovery diode is a diode suited to applications above 200 volts where high switching speed is desirable. Schottky diodes are used with power MOSFETs in high-frequency applications such as computers and peripherals. Our HEXFRED® fast-recovery diodes are used with IGBTs in higher-current, lower-frequency applications such as motor controls.

Manufacturing

    Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly. Wafer fabrication requires a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties. The chemicals are applied in patterns that define cells or circuits within numerous individual devices, termed "die" or "chips," on each wafer. Assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in structures, termed "packages", that make them usable in a circuit. Power semiconductors generally use process technology and equipment already proven in the manufacturing of integrated circuits.

    We have production facilities in California, Massachusetts, England, Italy, Mexico, Wales, India and China. In addition, we have equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Thailand, Taiwan, Malaysia, the Czech Republic, Germany, Wales and the United States.

    We fabricate the majority of our power MOSFET and IGBT wafers at our HEXFET America facility in Temecula, California. Our most advanced wafer fabrication facility, located in El Segundo, California, expands our manufacturing resources, as well as our development capability. A wafer fabrication facility for high-voltage Power ICs and other Advanced Circuit Devices, as well as assembly operations for components used in government/space applications, is also located in El Segundo, California. Assembly operations for components used in government/space applications are located in Leominster, Massachusetts and Santa Clara, California. We manufacture substantially all of our

Schottky diodes, high-power rectifiers and thyristors at our Turin, Italy facility. Plants that assemble power MOSFETs and other products are located overseas in facilities we own or in subcontracted facilities. Our high-volume assembly lines for power MOSFETs, IGBTs and diodes are located in our facility in Mexico. We have installed a production facility in Penllergaer, Wales, to assemble Power Systems. We also have arrangements with third parties for product assembly in the Philippines, Malaysia, Taiwan, Thailand, the Czech Republic, Germany, and Mexico. In a duty-free zone in India, we have an assembly facility for rectifiers and thyristors.

Marketing, Sales and Distribution

    We market our products through sales staff, representatives and distributors. We believe the depth of our power management product line enhances our competitive position in the overall power semiconductor market.

    In fiscal 2001, our product sales by region, based on the location of the customer, were approximately 36% from North America, 23% from Europe and 41% from Asia, which includes Japan and Asia Pacific. Our domestic direct sales force is organized into four regional sales zones. In Europe, our products are sold through our own sales force as well as through independent sales agents and distributors. Our European sales and representative offices are in England, Italy, Sweden, France, Germany, Finland, Denmark, Switzerland, Russia, the Czech Republic and Hungary. In Asia, we have sales, representative or liaison offices in India, Japan, Singapore, China, Hong Kong, South Korea, Taiwan, the Philippines, Australia and New Zealand.

    For financial information about the results for our geographic areas for each of the last three fiscal years, refer to "Notes to the Consolidated Financial Statements Note 7. Geographic Segments and Foreign Operations."

    Because many applications require products from several product groups, we have organized our marketing efforts by application, rather than product type. These groups focus on several key commercial sectors and on government/space business. In addition, our staff of application engineers provides customers with technical advice and support regarding the use of our products.

Customers

    Our devices are incorporated in subsystems and end-products manufactured by other companies. Approximately 37% of our revenue in fiscal 2001 came from sales of our products to distributors. We have historically found it more difficult to determine distributor demand than demand from our other customers. No single customer accounted for more than 10% of our revenue. The following table lists some of our major customers by end-market for fiscal 2001:

End Markets	Customers
Communications	Alcatel, Motorola, Power-One, Samsung, and Tycom
Information Technology	Artesyn, Delta, Lucent and Maxtor
Consumer Electronics	Fuji, Hitachi, Philips, Siemens and Sony
Automotive	Bosch, Delphi, Nagares, Saturn and Temic
Industrial	Emerson, Groupe Schneider, Grundfos, GE Caribe, and Mitsubishi
Government/Space	Astrium, BAE, Boeing, Hughes, and Lockheed-Martin

    Our major distributors and contract manufacturers, based on revenues for fiscal 2001 are:

Distributors	Arrow Electronics, Avnet, Future Electronics and Zenitron
Contract Manufacturers	Celestica, Flextronics, SCI and Solectron

Backlog

    As of June 30, 2001, our backlog of orders was $237.0 million compared to $326.7 million as of June 30, 2000. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following twelve months. Increasingly, major customers are operating their businesses with shorter lead-times and are placing their orders at shorter intervals, which tend to reduce backlog relative to future revenue. The decrease in backlog at June 30, 2001 is largely attributable to the semiconductor industry downturn. Given adequate notice, we usually allow customers to cancel purchase orders without penalty. Backlog is not necessarily indicative of sales for any future period.

Research and Development

    We conduct research and development activities to improve the price/performance ratio of our product offerings across a wide range of end-use applications. Our research and development program focuses on Power ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET® power MOSFET and IGBT product lines. We also direct our research and development towards reducing the cost of customers' existing products and products in development. Our program places increasing emphasis on the development of chipsets and system-level solutions that improve overall system performance and cost, and help customers to accelerate market introduction of their products.

    In fiscal 2001, 2000, and 1999, we spent approximately $69.6 million, $47.1 million, and $40.5 million, respectively, on research and development activities.

    Our research and development center in El Segundo provides increased capacity and submicron capability for development, pilot production and production of advanced power MOSFETs and IGBTs. The 55,000 square-foot facility incorporates a 12,000 square-foot clean-room and is designed to support greater levels of development activity.

    During fiscal 2001, our product introductions accelerated, and we achieved performance enhancements and cost reductions across most of our product line. Our new products for target applications introduced in fiscal 2001 included: a) Trench and planar low-voltage MOSFETs that increased our penetration into high-end portable and desktop PCs, advanced digital cell phones, and next-generation PDAs; b) Exclusive iPOWIR technology devices, which simplify and shrink complex power conversion circuits, while increasing performance for servers, network processing units, and application-specific ICs in networking, telecom switches and routers; c) The FlipFET, an advanced IR packaging technique in which "the die is the package" to increase performance and power density for automotive and portable equipment; d) High-voltage (1000V) radiation-hardened (RAD-Hard) MOSFETs for specialized high frequency, space-level switching applications; e) Plastic-packaged MOSFETs, rated at 200 degrees Celsius—an industry first—for existing and emerging automotive applications; f) High-voltage power MOSFETs that combine process technologies to achieve benchmark performance in power supplies for servers and routers needed to carry Internet traffic; g) High-performance proprietary power ICs and systems that won major sole-source designs in electric fan controls, electric power steering, integrated starter/alternator and 42-volt automotive applications; and h) Power ICs for compact fluorescent lights (CFLs) that significantly reduce part count and simplify design.

Intellectual Property

    We have made significant investments in developing and protecting our intellectual property. Through successful enforcement of our patents, we have entered into more than 20 license agreements, generated royalty income, and received substantial payments in settlement of litigation. We have 198 issued U.S. patents and have 265 U.S. patents pending. Our power MOSFET patents expire between 2001 and 2010, with the broadest remaining in effect until 2007 and 2008. In addition, IR has 208 issued foreign patents and 294 foreign patents pending in a number of countries. We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademark HEXFET®. We believe that our intellectual property contributes to our competitive advantage.

    We are committed to enforcing our patent rights, including through litigation, if necessary. Consistent with this policy, on June 22, 2000 we filed suit against IXYS Corporation charging infringement of several of our MOSFET patents. Our broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office. We currently have license agreements with the majority of power MOSFET manufacturers in the United States and abroad. In fiscal 2001 and 2000, we derived $51.1 million and $36.4 million of royalty revenues from license agreements, respectively. Our royalty income stream is dependent on the continued enforceability and validity of our patents, as well as changing designs for MOSFETs.

Competition

    We encounter differing degrees of competition for our various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes and product design. Several of our competitors are larger companies with greater financial resources. We believe that we are distinguished from our competitors by our comprehensive line of power management products and ability to combine these products into compact, cost-effective packages and system-level solutions. Our products compete with products manufactured by others on the basis of breadth of product line, quality, price, reliability, overall performance of the products, delivery time to the customer, and service (including technical advice and support). Our major competitors include: Fairchild Semiconductor Corporation, Infineon Technologies AG, NEC Corporation, ON Semiconductor, Phillips International B.V., ST Microelectronics, Toshiba Corporation, and Vishay-Siliconix Incorporated. Increasingly, we also compete with Linear Technology Corporation, Maxim Integrated Products, Inc., Analog Devices, Inc., and Texas Instruments Incorporated.

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

    However, under some of these laws and regulations, we could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, we may be subject to common law claims if we release substances that damage or harm third parties. We cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on our results of operations, financial position or cash flows, as could any failure by us to comply with environmental laws and regulations.

    We and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary of ours that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including us, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). We have settled all outstanding claims that have arisen out of the OII Site. No claims against Rachelle have been settled.

    We also received a letter directed to Rachelle, dated July 25, 1995 from the U.S. Department of Justice, offering to settle claims against Rachelle relating to the first elements of clean-up work at the OII Site for $4,953,148. The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, we received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the OII Site. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. We have taken the position that none of the wastes generated by Rachelle were hazardous.

    Counsel for Rachelle received another letter, dated August 25, 2001, from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site. The offer required a payment from Rachelle in the amount of approximately $9.3 million in order to take advantage of the settlement. Rachelle did not accept the offer.

    In as much as Rachelle has not accepted the settlement, we cannot predict whether the EPA or others would attempt to assert an action for contribution or reimbursement for monies expended to perform remedial actions at the OII Site. We cannot predict the likelihood that the EPA or such others would prevail against Rachelle in any such action. The EPA has not responded to Rachelle's prior request for information that would verify the EPA's allegation that the waste generated by Rachelle was hazardous. It remains the position of Rachelle that its wastes were not hazardous. Our insurer has not accepted liability although it has made payments for defense costs for the lawsuit against us. We have made no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on our results of operations.

    We received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that it may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. In June 1995, we joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, although the actual cost could be much higher. We estimated that we sent approximately 0.1% of the waste, by weight, sent by all PRPs contributing to the clean-up of the site, and we believe the cost of the clean-up will be roughly allocated among PRPs by the amount of waste contributed. On July 31, 1999, the group proposed two settlement offers to us: one for $34,165 and the second for $68,330. The first settlement offer covered investigation and remediation of the site itself and a small area extending beyond the site. The second settlement offer covered this area plus all additional down gradient contamination. On September 14, 1999, we accepted the $68,330 settlement offer, which requires EPA acceptance, and made the required payment on September 28, 1999. There can be no assurance, however, that the EPA will accept the settlement offers or what the ultimate outcome of this matter will be. We have made no accrual for potential loss, if any; however we believe that, whatever the outcome, it will not have a material adverse effect on our financial condition, results of operations or cash flows.

    We received a letter dated June 15, 2001 from a law firm representing UDT Sensors, Inc. relating to environmental contamination (chlorinated solvents such as trichlorethene) assertedly found in UDT's properties in Hawthorne, California. The letter alleges that we operated a manufacturing business at that location in the 1970's and/or 1980's and that we may have liability in connection with the claimed contamination. We are investigating the matter and have made no accrual for any potential loss.

Employees

    As of June 30, 2001, we employed approximately 5,944 people, of whom approximately 4,317 were employed in North America, 891 in Western Europe and 736 in Asia. The only collective bargaining agreements to which we are subject are with respect to our employees in Italy. We have approximately 516 employees in Italy. We consider our relations with our employees to be good.

Item 2. Properties

    Our operations occupy a total of approximately 1.3 million square feet, of which approximately 736,000 square feet are located within the United States. Of the worldwide total, approximately 345,000 square feet are leased and the balance is owned by us.

    Our leases expire between 2001 and 2010. If we are unable to renew these leases upon expiration, we believe that we could find other suitable premises without any material adverse impact on our operations. Our major facilities are in the following locations:

	Total Square Feet
Facility
	Owned	Leased	Expiration of Lease
Temecula, California	331,000	—
El Segundo, California	113,000	178,000	July 31, 2002 to March 28, 2010
Santa Clara, California	—	59,000	October 31, 2002 to June 30, 2003
Leominster, Massachusetts	48,000	—
Tijuana, Mexico	150,000	—
Oxted/Whyteleafe, England	40,000	15,000	October 13, 2005 to June 24, 2010
Turin, Italy	191,000	7,000	March 31, 2006 to December 31, 2006
Penllergaer, Wales	86,000	—

    We believe that these facilities are adequate for our current and anticipated near-term operating needs. We estimate that we currently utilize approximately 86% of our worldwide manufacturing capacity.

    We have sales or technical support offices located throughout the United States and in Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Japan, Korea, the Philippines, Russia, Scandinavia, Singapore, Switzerland, and Taiwan, and which operate in leased facilities.

Item 3. Legal Proceedings

    We and certain of our directors and officers were named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits sought unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of our common stock completed in April 1991 and the redemption and conversion in June 1991 of our 9% Convertible Subordinated Debentures due 2010. They also allege that our projections for growth in fiscal 1992 were materially misleading. Two of these suits also named our underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities, as defendants.

    In March 1997, the Court, on the Company and the individual defendants' motions for summary judgment, issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and was denied as to other such claims. The Court also granted the summary judgment motion brought by the underwriters. The plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these orders was denied.

    In January 1998, the Court decertified the class pursuing common law claims for fraud and negligent misrepresentation and granted the defendants' motion to narrow the shareholder class period to June 19, 1991 through October 21, 1991. Plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these rulings was denied.

    On June 14, 1999, the Court approved a notice of the pendency of the class action and a proof of claim form for dissemination to class members. Such dissemination took place in June 1999.

    On August 30, 2001, we reached a settlement in principle with respect to the lawsuits. The settlement contemplates the dismissal of all claims without any payments. The settlement requires the filing of formal documents with the court and court approval.

    In June 2000, we filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of certain of our U.S. patents. The suit seeks damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. A trial date has not been set.

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

    The executive officers of IR are:

Eric Lidow	88	Chairman of the Board
Alexander Lidow	46	Chief Executive Officer
Nabeel Gareeb	36	Chief Operating Officer
Robert J. Mueller	72	Executive Vice President — External Affairs and Corporate Business Development
Michael P. McGee	42	Executive Vice President and Chief Financial Officer
Robert M. Grant	38	Executive Vice President, Corporate Marketing, eCommerce, and Investor Relations
Gerald A. Koris	73	General Counsel and Secretary

    Eric Lidow, one of our founders, has been a director since our inception in 1947 and was Chief Executive Officer until March 1995. Mr. Lidow continues as Chairman of the Board and also serves as Chairman of our Executive Committee.

    Alexander Lidow, Ph.D., has been employed by us since 1977. He was elected a director in September 1994 and Chief Executive Officer in March 1995. Dr. Lidow serves on the Board of Trustees of the California Institute of Technology. Dr. Lidow is a son of Eric Lidow.

    Nabeel Gareeb joined us in August 1992. In July 1999, he became Senior Vice President, Components Group. In November 1999, Mr. Gareeb was elected Executive Vice President, Components Group, and in July 2000, he was elected Chief Operating Officer.

    Robert J. Mueller has been employed by us since 1961. He has been Executive Vice President—External Affairs and Business Development since July 1993. He was first elected a director in 1990.

    Michael P. McGee joined us in July 1990. He became Vice President and Chief Financial Officer in 1993. In November 1998, Mr. McGee was elected Executive Vice President. In June 2000 he was elected Chairman and Co-CEO of Nihon Inter Electronics Corporation.

    Robert M. Grant joined us in February 1992. In October 1998, he became Senior Vice President, Customer Service and Sales Systems, and in October 1999 became Senior Vice President, Marketing Communications and eCommerce. In July 2000, Mr. Grant was elected Executive Vice President, Corporate Marketing, eCommerce, and Investor Relations.

    Gerald A. Koris first joined us in 1967, served as General Counsel and an officer for a number of years, and in more recent years as a legal consultant. In July 2001, he resumed the position of General Counsel and Secretary.

PART II

Item 5. Market for the Registrants' Common Equity and Related Stockholders' Matters

Price Range of Common Stock
(Closing Prices in Dollars)

					Second Quarter								Fourth Quarter
	First Quarter								Third Quarter
Fiscal Year																	Stockholders at Year End (000's)
	High		Low		High		Low		High		Low		High		Low
2001	65	5/8	45	13/16	51	3/4	28		54	64/79	28	22/25	67	39/50	34		1,655
2000	17	7/16	12	1/4	26		15	3/4	46		23	3/4	57	9/16	31	11/16	1,546
1999	8	9/16	4	1/4	10	13/16	4	1/4	11	7/8	6	3/8	13	1/2	7	3/16	1,839

    Our Common Stock is traded on The New York Stock Exchange and the Pacific Exchange under the symbol "IRF." No dividends have been recently declared or paid.

    The quoted market prices are as reported on The New York Stock Exchange Composite.

Item 6. Selected Financial Data

    The selected consolidated financial data as of June 30, 2001 and 2000 and for the fiscal years ended June 30, 2001, 2000 and 1999 are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes beginning on page 25. The selected consolidated financial data as of June 30, 1999, 1998 and 1997, and for the fiscal years ended June 30, 1998 and 1997 are derived from our audited consolidated financial statements which are not included in this document.

	Fiscal Years Ended June 30,
	2001	2000	1999	1998	1997
Statement of Operations Data (In thousands except per share data)
Revenues	$978,585	$753,327	$545,371	$551,891	$486,127
Cost of sales	622,394	485,240	393,379	375,727	323,067

Gross profit (1)	356,191	268,087	151,992	176,164	163,060
Selling and administrative expense	137,662	114,664	98,193	104,661	105,954
Research and development expense	69,648	47,180	40,512	39,132	35,495
Amortization of goodwill and acquisition-related intangible assets	5,996	255	—	—	—
Impairment of assets, restructuring and severance charges	47,992	—	24,520	—	71,000

Operating profit (loss)	94,893	105,988	(11,233)	32,371	(49,389)
Interest income (expense), net	21,723	(6,012)	(11,120)	(7,288)	(4,015)
Other income (expense), net	1,765	1,564	53,509	(494)	714

Income (loss) before income taxes, extraordinary charge and cumulative effect of accounting change	118,381	101,540	31,156	24,589	(52,690)
Provision (benefit) for income taxes	30,732	28,431	10,780	8,114	(9,484)

Income (loss) before extraordinary charge and cumulative effect of accounting change	87,649	73,109	20,376	16,475	(43,206)
Cumulative effect of accounting change, net of income tax benefit of $5,431	—	—	(26,154)	—	—
Extraordinary charge on early repayment of debt, net of income tax benefit of $1,856	—	(4,772)	—	—	—

Net income (loss) (2)	$87,649	$68,337	$(5,778)	$16,475	$(43,206)

Net income (loss) per common share:
Basic:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$1.41	$1.33	$0.39	$0.32	$(0.84)
Extraordinary charge and cumulative effect of accounting change	—	(0.08)	(0.50)	—	—

Net income (loss) per common share — Basic	$1.41	$1.25	$(0.11)	$0.32	$(0.84)

Diluted:
Income (loss) before extraordinary charge and cumulative effect of accounting change	$1.35	$1.27	$0.39	$0.32	$(0.84)
Extraordinary charge and cumulative effect of accounting change	—	(0.08)	(0.50)	—	—

Net income (loss) per common share — Diluted	$1.35	$1.19	$(0.11)	$0.32	$(0.84)

Average common shares outstanding — Basic	62,215	54,803	51,612	51,248	51,307
Average common shares and potentially dilutive securities outstanding — Diluted	64,800	57,662	51,788	51,674	51,307

(1)
Gross profit includes charges of $38.4 million, $2.5 million, and $4.0 million for inventory written down to net realizable value during fiscal years 2001, 1999 and 1997, respectively. Gross profit,

  excluding the inventory writedown charges, was $394.6 million, $154.5 million, and $167.1 million, for the fiscal years 2001, 1999 and 1997, respectively.

(2)
Net income includes total pretax restructuring charges of $86.4 million, $27.0 million, and $75.0 million, for the fiscal years 2001, 1999, and 1997, respectively, which are comprised of the inventory writedowns outlined in (1) and $48.0 million, $24.5 million, and $71.0 million in restructuring charges for impairment of assets and personnel severance payments for the fiscal years 2001, 1999, and 1997, respectively. Income, excluding the restructuring charges, was $151.6 million, $13.4 million, and $15.3 million, for the fiscal years 2001, 1999, and 1997, respectively.

	At June 30,
	2001	2000	1999	1998	1997
Balance Sheet Data (In thousands) (1)
Working capital (2)	$1,013,206	$441,463	$165,642	$163,317	$203,216
Total assets	1,746,462	1,025,970	709,085	735,827	679,753
Short-term debt	14,706	14,073	23,043	65,379	31,820
Long-term debt, less current maturities	552,751	4,589	158,418	141,528	143,164
Stockholders' equity	979,657	844,066	396,274	399,650	381,715

(1)
Certain reclassifications have been made to previously reported amounts to conform to current-year presentation.

(2)
Working capital defined as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following table sets forth certain items included in selected financial data as a percentage of revenues.

	Fiscal Years Ended June 30,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Cost of sales	63.6	64.4	72.1

Gross profit	36.4	35.6	27.9
Selling and administrative expense	14.1	15.2	18.0
Research and development expense	7.1	6.3	7.4
Amortization of goodwill and acquisition-related intangible assets	0.6	—	—
Impairment of assets, restructuring and severance charges	4.9	—	4.5

Operating profit (loss)	9.7	14.1	(2.0)
Interest income (expense), net	2.2	(0.8)	(2.0)
Other income, net	0.2	0.2	9.8

Income before income taxes, extraordinary charge and cumulative effect of accounting change	12.1	13.5	5.8
Provision for income taxes	3.1	3.8	2.1

Income before extraordinary charge and cumulative effect of accounting change	9.0	9.7	3.7
Extraordinary charge and cumulative effect of accounting change	—	(0.6)	(4.8)

Net income (loss)	9.0%	9.1%	(1.1)%

Fiscal 2001 Compared with Fiscal 2000

    Revenues for fiscal 2001 were $978.6 million versus revenues of $753.3 million in fiscal 2000. The overall growth of 30% in revenues reflected strong business conditions early in the year. Revenues for our proprietary products (Power ICs, Advanced Circuit Devices, and Power Systems) grew 91%, to comprise 35% of product revenues in 2001 compared to 23% of product revenues in 2000. Component product revenues increased 11%, but declined, as a percent of revenues, by 12 percentage points from the prior year, reflecting a drop off in demand for the multi-market products that account for about 30% of our business. Net patent royalties contributed $51.1 million to revenues, compared to $36.4 million in 2000, reflecting market growth, operative changes in license agreements, and the expiration of the royalty sharing agreement with Unitrode Corporation.

    Our 2001 revenues from selected information technology, automotive, aerospace, and industrial applications increased by 37% over the prior year. Demand in the telecom/datacom subsector (which includes servers, routers, and infrastructure) began to show signs of weakness late in the third quarter.

    Fourth quarter results reflected worsening business conditions. Shipments into the information technology sector, which accounted for 51% of our business during 2001, declined in the fourth quarter by 64% sequentially. Late in the fourth quarter, weakness in demand also spread to the industrial market. Pricing for multi-market products declined sequentially by nearly eight percentage points. In the face of continuing price pressure and widespread concerns about semiconductor industry conditions through the balance of the calendar year, we took steps to align IR's cost structure with our revised outlook and financial targets. In light of the above business conditions, we recorded an $86.4 million pretax restructuring charge for the writedown of assets, the writedown of inventory, and severance. See further discussion of the June 2001 Restructuring Charge below.

    Including the impact of the restructuring charge recognized in 2001, we generated net income of $87.6 million or $1.35 per share, compared to the prior year's net income of $68.3 million or $1.19 per share. Excluding the charge, income for the full year 2001 was $151.6 million or $2.34 per share. The increase in earnings in 2001 compared to 2000 is attributed to higher sales volume, a higher proportion of proprietary products, manufacturing efficiencies, and higher interest income from our investments.

    Gross profit was $356.2 million (36.4% of revenues) in 2001, versus $268.1 million (35.6% of revenues) in 2000. In the fourth quarter, $38.4 million was charged to Cost of Sales for the writedown of inventory as a result of the market downturn. Excluding the inventory charge, gross profit for fiscal 2001 was 40.3% of revenues. The gross margin increase reflected a higher proportion of revenues from our proprietary products, increased royalty income, and cost reductions.

    In 2001, selling and administrative expense was $137.7 million (14.1% of revenues), versus $114.7 million (15.2% of revenues) in the comparable year-ago period. The increase was attributable to commissions paid on higher sales revenues. A lower ratio of selling and administrative expense to revenues reflects the results of greater efficiencies and higher sales volume.

    In 2001, our research and development expenditures increased to $69.6 million (7.1% of revenues) compared to $47.2 million (6.3% of revenues) in the comparable prior-year period. The $22.4 million increase reflects, among other things, initiatives to accelerate the development of new proprietary products for automotive, information technology, appliances, and other motion control applications. We plan to maintain our current research and development spending level.

    In 2001, amortization of goodwill and acquisition-related intangible assets was $6.0 million (0.6% of revenues), principally related to the acquisitions of Omnirel LLC, Advanced Analog, Inc., Unisem, Inc., and the assets of Magnitude-3 LLC.

    In 2001, interest income, net, increased by $27.7 million. Interest income increased from $5.2 million to $47.8 million due to higher levels of cash and short-term investments. Interest expense increased from $11.2 million to $26.1 million due to interest expense resulting from the $550 million convertible notes sold in July 2000.

    Net foreign currency gains and losses were less than $1.0 million in each year.

    Our effective tax rate in 2001 was approximately 26%, which differs from the U.S. federal statutory tax rate of 35%, due primarily to the benefits of foreign tax and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit and higher state taxes.

    Our effective tax rate for 2000 was approximately 28%, which differs from the U.S. federal statutory tax rate of 35%, due primarily to a decrease in valuation allowance, the benefits of foreign tax and research and development credits, partially offset by higher statutory rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

June 2001 Restructuring Charge

    In response to the impact on our business of the semiconductor industry downturn and the corresponding weakness in demand, we recorded an $86.4 million pretax restructuring charge in the quarter ended June 2001. The charge consisted of $45.2 million for the writedown of assets, $38.4 million for the writedown of inventory, and $2.8 million in personnel severance payments.

    The asset writedown of $45.2 million includes both asset impairment and the recognition of assets to be disposed of or abandoned. In determining if an asset was impaired, we evaluated estimated undiscounted future cash flows and other factors such as changes in strategy or technology. In determining the amount of impairment losses, we reduced the carrying value of the asset to its expected discounted future cash flow or to an amount deemed recoverable by management after considering all relevant factors.

    The asset writedown included the following: a) An uncompleted wafer fabrication bay at our facility in Temecula, California with a carrying value of $26.8 million, was adjusted to a fair value of $0.6 million. We have no current plans to utilize these site-specific assets or complete the construction of the wafer bay; b) Equipment no longer utilized, located at our subcontract assembly facilities in Southeast Asia with a carrying value of $1.0 million, was written off; c) Building improvements and certain production lines at our facilities in Great Britain with a carrying value of $3.9 million were adjusted to a fair value of $0.2 million. These production lines were operating at very low utilization and we have no plans for future production; d) Building improvements and wafer and assembly equipment in Italy with a carrying value of $2.1 million were adjusted to a fair value of $0.2 million. These production lines were idle with no plans for future use, and production of certain products was transferred to our facilities in India; e) Information systems applications with a carrying value of $3.8 million were written down primarily as a result of a move to a new datacom/telecom infrastructure and the implementation of changes to our financial reporting systems; and f) Under the terms of certain of our subcontract assembly agreements in Southeast Asia, we have the obligation to purchase back $4.3 million of equipment because our order volume fell below predetermined thresholds. Order volumes are not expected to increase to a level which would relieve the obligation, and we have no other plans to utilize the equipment.

    The $38.4 million inventory writedown reflects a loss of utility as a result of the impact of the semiconductor industry downturn and weak demand in our end markets. In determining the inventory charge, we addressed the following factors: a) Market conditions make certain customer-specific inventory excessive. In light of current market conditions, we do not expect to sell a large portion of this inventory; b) We had built up inventory during fiscal 2001 to support a revenue level significantly higher than revised projections for our IT customers' current generation of datacom/telecom equipment. Reduced demand for these customer products makes inventory levels excessive and reduces the expected recoverability; and c) We have excess inventory that we expect will be sold at prices lower than its historical cost.

    In the quarter ended June 2001, we recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at our facilities in Great Britain. In addition, in the first quarter of fiscal year 2002, we announced a further workforce reduction of approximately 500 positions. We plan to absorb the cost of this workforce reduction into fiscal year 2002 operations.

    We expect to reduce costs by approximately $35 million by the end of calendar year 2002 as a result of the fourth quarter 2001 restructuring activities and the reduction in workforce announced in the first quarter of fiscal 2002. The projected savings will consist primarily of lower direct labor costs, lower depreciation expense, and lower selling and administrative costs.

Fiscal 2000 Compared with Fiscal 1999

    Revenues for fiscal 2000 were $753.3 million, 38.1% higher than fiscal 1999 revenues of $545.3 million. Revenues for our new proprietary products (Power Integrated Circuits, Advanced Circuit Devices, and Power Systems) grew 66%, to comprise 23% of product revenues in fiscal 2000 compared to 19% of product revenues in 1999. Net patent royalties contributed $36.4 million to revenues, compared to $26.5 million in 1999, reflecting a number of new license agreements and market growth.

    Gross profit was $268.1 million (35.6% of revenues) in 2000, versus $152.0 million (27.9% of revenues) in 1999. The gross margin increase reflected a higher proportion of revenues from our proprietary products, increased royalty income and firm pricing. During 1999, $2.5 million was charged to Cost of Sales due to the writedown of inventory as a result of the planned relocation of assembly lines from our facility in England to our facility in Mexico. Excluding the inventory charge, gross profit for 1999 was 28.3% of revenues.

    In 2000, selling and administrative expense was $114.7 million (15.2% of revenues), versus $98.2 million (18.0% of revenues) in the comparable year-ago period. A reduction in the ratio of selling and administrative expense to revenues reflected the results of ongoing initiatives to increase the productivity of selling and administrative activities and the benefit of restructuring programs. Selling and administrative expense as a percentage of revenues is expected to further decrease over the near term.

    In 2000, our research and development expenditures increased to $47.2 million (6.3% of revenues) compared to $40.5 million (7.4% of revenues) in the comparable prior-year period. The $6.7 million increase reflected, among other things, our initiatives to accelerate the development of new products.

    With respect to 1999 activity related to restructuring and severance charges taken in prior periods, see below.

    Other income was $1.6 million in 2000 versus other income of $53.5 million in the comparable prior-year period. In 1999, other income consisted of proceeds related to the settlements of patent litigation. The income reported from these settlements was net of advanced and deferred royalty payments, patent defense costs, and the share of our royalty proceeds payable to Unitrode Corporation.

    Net interest expense decreased by $5.1 million in 2000 versus the prior year. This decrease reflected higher interest income in 2000 as a result of the cash generated from our common stock offering in March 2000.

    Net foreign currency gains and losses were less than $1.0 million in each year.

    Our effective tax rate for 2000 was approximately 28.0%, which differs from the U.S. federal statutory tax rate of 35%, due primarily to a decrease in valuation allowance, the benefit of foreign tax and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

    Our effective tax rate in 1999 was approximately 34.6%, which differs from the U.S. federal statutory tax rate of 35%, due primarily to the benefits of foreign tax credits, research and development credits and state tax credits partially offset by an increase in valuation allowance, higher statutory rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit, and an increase in deferred compensation.

    In the quarter ended March 31, 2000, we recorded an extraordinary charge of $6.6 million ($4.8 million net of tax benefit) on the early extinguishment of debt as a result of the early payoff of our outstanding loans, accrued interest and prepayment penalties (aggregating $192.3 million) under our syndicated Credit Agreement with Banque Nationale de Paris.

    In 1999, we reported a non-cash, after-tax charge of $26.2 million associated with the early adoption of Statement of Position ("SOP") 98-5, a mandated change in accounting practices for certain start-up and preoperating costs. This cumulative effect of accounting change was recorded retroactively to the first quarter of fiscal 1999 as a one-time charge. We had previously deferred and amortized such costs.

Fiscal Year 1999 Restructuring Charges

    During fiscal 1999, we recorded a $27.0 million restructuring charge associated with plans to relocate high-volume assembly lines from our facility in England to our facility in Mexico, a reduction in sales, customer service, and administrative employees, and the resignation of Dr. Derek B. Lidow, who shared the responsibility of Chief Executive Officer. We have fully completed this transition. The charge consisted of $18.4 million, substantially for estimated severance costs associated with the elimination of approximately 432 positions, $6.1 million for the write-off of assets to be abandoned, and $2.5 million for the writedown of inventory related to specialty product lines. As of June 30, 2001, we had eliminated 425 positions, paid $18.0 million for related termination benefits, and had written off the related assets. The remaining unutilized severance accrual of $0.4 million at June 30, 2001, which is classified as current, relates to severance payments to certain employees who were notified prior to June 30, 2000 of the elimination of their positions.

    The cost savings from the fiscal 1999 restructuring activities resulted in annual savings of approximately $5 million in fiscal 2000 and approximately $13 million annually thereafter. These estimated savings consist of lower direct labor costs, lower factory overhead (including lower depreciation expense), lower materials costs and lower selling and administrative costs.

Liquidity and Capital Resources

    At June 30, 2001, we had cash and cash equivalent balances of $395.4 million and short-term investments of $455.9 million. Our short-term investment portfolio consists of fixed income, investment-grade securities with maturities of no more than 15 months. As of June 30, 2001, our cash, cash equivalents, short-term investments and unused credit facilities of $142.3 million, totaled $993.6 million.

    During 2001, operating activities generated cash flow of $206.6 million compared to $96.6 million in the prior year period. Working capital increased by $16.0 million this fiscal year period, commensurate with our revenue growth.

    We invested $397.0 million in short-term investments, $98.6 million in capital equipment, and $74.7 million in acquisitions during fiscal year 2001. In the first half of fiscal year 2001, we acquired Advanced Analog, Inc. and the assets of Magnitude-3 LLC, suppliers of high-value-added power management systems and technology for aerospace and other high-reliability applications. On January 5, 2001, we acquired Unisem, Inc. ("Unisem"), for a cash purchase price of approximately $50 million. Unisem supplies analog integrated circuits that manage power for information technology applications. At June 30, 2001, we had made purchase commitments for capital expenditures of approximately $12.9 million.

    Based on current market conditions and assumptions, we plan capital expenditures in fiscal year 2002 up to approximately 12 percent of revenues, principally to upgrade fab and assembly equipment for greater manufacturing efficiencies and to support development of proprietary and next-generation devices. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations. We believe that our current financial resources will be sufficient for normal operating activities, and we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

    Financing activities during fiscal year 2001 generated $584.2 million. On July 13, 2000, we successfully completed a $550 million convertible subordinated notes offering that generated net proceeds to us of $532 million (net of underwriting commissions and transaction costs). As of June 30, 2001, we had revolving, equipment and foreign credit facilities of $158.4 million, against which $16.1 million had been borrowed. For additional information on current financing activities, refer to the "Notes to Consolidated Financial Statements—Note 4—Bank Loans and Long-Term Debt."

    Three class action lawsuits have been brought against IR and its Board of Directors. See "Notes to Consolidated Financial Statements—Note 12—Litigation" for further information. We have entered into a preliminary settlement to settle these lawsuits without any payment. The settlement requires the filing of formal documents with the court and court approval. Accordingly, we have made no provision for any liability that may result from these matters. For the possible effects of environmental matters on liquidity, see "Notes to Consolidated Financial Statements—Note 10—Environmental Matters."

Impact of the Introduction of the Euro

    On January 1, 1999, eleven member states of the European Union established fixed conversion rates between their existing national currency and a common currency, the "euro". Until January 1, 2002, either the euro or the participating country's present currency will be accepted in non-cash transactions. On January 1, 2002, euro-denominated bills and coins will be issued and the participating country's present currency will be gradually withdrawn during a short period of dual circulation of no more than three months.

    We have completed an internal analysis to determine the effects of the January 1, 2002 conversion. The assessment included the potential impact of the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions, the impact on currency exchange rate risk and currency exchange costs, and the impact on existing contracts. We have converted our information systems to accommodate euro-denominated transactions.

    Based on currently available information, we do not believe that the euro conversion will have a material adverse impact on our business or financial condition. We will continue to evaluate the impact of the euro conversion.

Risk Management

    At the end of June 2000, some equipment in one of our wafer fabrication lines was damaged due to a contractor error. We continue to evaluate the potential effects on the equipment and to conduct any necessary remediation. While we have experienced no material adverse effect on operations and believe any material losses would be covered by our insurance, there can be no assurance that the matter would not have a material and adverse effect on our business, results of operations or cash flows.

Recent Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs. We are required to adopt the provisions of SFAS 143 no later than the first quarter of fiscal 2003. SFAS 143 is not expected to have a material impact on our financial position, results of operations or cash flows.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. SFAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Companies with fiscal years beginning after March 15, 2001 may early adopt provided they have not yet issued their first quarter financial statements. We have adopted SFAS 142 effective July 1, 2001 which is expected to reduce goodwill amortization expense by approximately $5 million annually. No material changes to the carrying values of goodwill and other intangible assets as a result of the adoption of SFAS 142 are expected to be made.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

    This Form 10-K Report contains some statements and other information that are not historical facts but are "forwardlooking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forwardlooking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forwardlooking materials are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be underutilized, capital spending might be slowed, and our performance might be negatively impacted. Additional factors that could affect actual results include the failure of market demand to materialize as anticipated; greater-than-expected weakness or program or order postponements in the information technology segments of our business; the effectiveness of cost controls and cost reductions; litigation and other unexpected costs associated with cost-reduction efforts, including reductions-in-force and the transfer and consolidation of product lines; the effectiveness of integration of acquisitions into our operations and the transfer and consolidation of product lines; our ability and timing to achieve strategic acquisitions and the effect of associated costs; the accuracy of customers' forecasts; push-out of delivery dates; product returns; market and sector conditions that affect our customers, licensees, and suppliers; introduction, acceptance, availability, and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications; company and market impact due to the cancellation of customer and/or industry programs; our mix of product shipments; availability of adequate capacity and unanticipated costs of refurbishment or replacement of equipment; pricing pressures; failure of suppliers and subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; impact of any disruption in, or increased cost of, electricity and/or other critical supplies; economic conditions in our markets around the world and the timing of changes in market conditions; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation or to the euro conversion; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade, and export regulations and policies; the actual results of any outstanding litigation; and other uncertainties disclosed in our S-3 filing with the Securities and Exchange Commission on October 16, 2000.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    We are exposed to various risks, including changes in interest rates affecting our return on investments and foreign currency rate fluctuations. We do not hold or purchase any foreign currency or interest rate contracts for trading purposes. Our objective in managing the exposure to foreign currency changes is to reduce the risk to earnings and cash flow by entering into forward exchange contracts which are intended to reduce risks associated with the value of our existing foreign currency assets, liabilities, firm commitments and anticipated foreign revenues and costs. The gains and losses on these contracts are intended to offset changes in the related exposures. We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

    In the normal course of business, we also face risks that are either nonfinancial or nonquantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rate Risk

    Our financial assets and liabilities that are subject to interest rate risk are our short-term investments. As of June 30, 2001, a 10% change in interest rates would not have had a material effect on our results of operations, financial position or cash flows.

Foreign Currency Risk

    We conduct business in various parts of the world and in various foreign currencies. We manage potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments to hedge foreign currency denominated receivables and payables at certain of our international subsidiaries. At June 30, 2001, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position, related to our outstanding foreign currency forward exchange contracts. If we experienced an adverse change in foreign exchange rates of as much as 10%, the potential change in our foreign currency position would not have had a material effect on the results of our operations, financial position or cash flows.

    We derive a large portion of our revenues from sales in foreign markets. The notional amount of our foreign currency forward exchange contracts was $239.5 million at June 30, 2001 compared to $37.4 million at June 30, 2000. The increase in the notional amount is due primarily to our $220 million foreign currency forward exchange contract to sell 1.2 billion Japanese Yen on a quarterly basis from June 2001 to March 2006. Changes in fair value of our foreign currency forward contracts that were not designated as hedges were $0.4 million and recorded in earnings at June 30, 2001. The change in fair value of our foreign currency forward contract that was designated as a hedge was $1.3 million, net of tax, and was recorded in other comprehensive income at June 30, 2001. Net realized foreign currency transaction gains and losses were less than $1.0 million at June 30, 2001.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Supporting Financial Statement Schedule:

Schedule No.	Page
II Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 30, 2001, 2000 and 1999	54

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of International Rectifier Corporation

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
July 25, 2001

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In 000's except per share amounts)

	Fiscal Years Ended June 30,
	2001	2000	1999
Revenues	$978,585	$753,327	$545,371
Cost of sales	622,394	485,240	393,379

Gross profit	356,191	268,087	151,992
Selling and administrative expense	137,662	114,664	98,193
Research and development expense	69,648	47,180	40,512
Amortization of goodwill and acquisition-related intangible assets	5,996	255	—
Impairment of assets, restructuring and severance charges (Note 6)	47,992	—	24,520

Operating profit (loss)	94,893	105,988	(11,233)
Other income (expense):
Interest income	47,849	5,224	1,213
Interest expense	(26,126)	(11,236)	(12,333)
Other, net	1,765	1,564	53,509

Income before income taxes, extraordinary charge and cumulative effect of accounting change	118,381	101,540	31,156
Provision for income taxes (Note 8)	30,732	28,431	10,780

Income before extraordinary charge and cumulative effect of accounting change	87,649	73,109	20,376
Cumulative effect of accounting change, net of income tax benefit of $5,431	—	—	(26,154)
Extraordinary charge on early repayment of debt, net of income tax benefit of $1,856	—	(4,772)	—

Net income (loss)	$87,649	$68,337	$(5,778)

Net income (loss) per common share:
Basic:
Income before extraordinary charge and cumulative effect of accounting change	$1.41	$1.33	$0.39
Extraordinary charge and cumulative effect of accounting change	—	(0.08)	(0.50)

Net income (loss) per common share — Basic	$1.41	$1.25	$(0.11)

Diluted:
Income before extraordinary charge and cumulative effect of accounting change	$1.35	$1.27	$0.39
Extraordinary charge and cumulative effect of accounting change	—	(0.08)	(0.50)

Net income (loss) per common share — Diluted	$1.35	$1.19	$(0.11)

Average common shares outstanding — Basic	62,215	54,803	51,612

Average common shares and potentially dilutive securities outstanding — Diluted	64,800	57,662	51,788

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In 000's)

	Fiscal Years Ended June 30,
	2001	2000	1999
Net income (loss)	$87,649	$68,337	$(5,778)

Other comprehensive income (loss), net of tax effect of ($599), ($1,140), and $0, respectively:
Foreign currency translation adjustments	(4,281)	(1,670)	(579)
Unrealized holding gains on securities:
Unrealized gains (losses) on available-for-sale securities, net of tax effect of $145 and ($1,140)	(246)	1,940	—
Unrealized gains on foreign currency forward contracts, net of tax effect of ($744)	1,266	—	—

Other comprehensive income (loss)	(3,261)	270	(579)

Comprehensive income (loss)	$84,388	$68,607	$(6,357)

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In 000's except share amounts)

	June 30, 2001	June 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$395,414	$196,406
Short-term investments	455,947	57,930
Trade accounts receivable, less allowance for doubtful accounts ($1,798 in 2001 and $1,280 in 2000)	138,595	180,349
Inventories	149,375	117,974
Deferred income taxes (Note 8)	31,339	21,953
Prepaid expenses and other receivables	38,511	17,011

Total current assets	1,209,181	591,623
Property, plant and equipment, at cost, less accumulated depreciation ($369,430 in 2001 and $304,644 in 2000)	381,916	390,787
Goodwill and acquisition-related intangible assets, net	87,763	23,530
Other assets	67,602	20,030

Total assets	$1,746,462	$1,025,970

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (Note 4)	$13,343	$12,089
Long-term debt, due within one year (Note 4)	1,363	1,984
Accounts payable	87,130	85,580
Accrued salaries, wages and commissions	20,414	17,757
Other accrued expenses	73,725	32,750

Total current liabilities	195,975	150,160
Long-term debt, less current maturities	552,751	4,589
Other long-term liabilities	6,300	8,486
Deferred income taxes (Note 8)	11,779	18,669
Commitments and contingencies (Notes 10, 11, and 12)
Stockholders' equity (Notes 1 and 5):
Common shares, $1 par value, authorized: 150,000,000; issued and outstanding: 63,132,063 shares in 2001 and 61,594,181 shares in 2000	63,132	61,594
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2001 and 2000	—	—
Capital contributed in excess of par value of shares	676,783	627,118
Retained earnings	248,854	161,205
Accumulated other comprehensive loss	(9,112)	(5,851)

Total stockholders' equity	979,657	844,066

Total liabilities and stockholders' equity	$1,746,462	$1,025,970

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In 000's except share amounts)

	Common Shares	Capital Contributed in Excess of Par Value of Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, June 30, 1998	$51,351	$255,195	$98,646	$(5,542)	$399,650
Issuance of common shares:
85,600 — exercise of stock options	86	549	—	—	635
344,177 — stock purchase plan	344	2,040	—	—	2,384
Adjustment to tax benefits from exercise of stock options and stock purchase plan	—	(38)	—	—	(38)
Net loss for the year ended June 30, 1999	—	—	(5,778)	—	(5,778)
Foreign currency translation adjustments	—	—	—	(579)	(579)

Balance, June 30, 1999	$51,781	$257,746	$92,868	$(6,121)	$396,274
Issuance of common shares:
8,850,000 — issuance of common stock	8,850	351,838	—	—	360,688
726,271 — exercise of stock options	726	9,817	—	—	10,543
237,210 — stock purchase plan	237	2,047	—	—	2,284
Tax benefits from exercise of stock options and stock purchase plan	—	5,670	—	—	5,670
Unrealized gain on available-for-sale securities, less deferred tax provision of $1,140	—	—	—	1,940	1,940
Net income for the year ended June 30, 2000	—	—	68,337	—	68,337
Foreign currency translation adjustments	—	—	—	(1,670)	(1,670)

Balance, June 30, 2000	$61,594	$627,118	$161,205	$(5,851)	$844,066
Issuance of common shares:
240,000 — issuance of common stock	240	12,768	—	—	13,008
1,179,053 — exercise of stock options	1,179	18,379	—	—	19,558
118,829 — stock purchase plan	119	3,363	—	—	3,482
Tax benefits from exercise of stock options and stock purchase plan	—	15,155	—	—	15,155
Unrealized loss on available-for-sale securities, less deferred tax benefit of $145	—	—	—	(246)	(246)
Unrealized gains on foreign currency forward contracts, deferred tax provision of $744	—	—	—	1,266	1,266
Net income for the year ended June 30, 2001	—	—	87,649	—	87,649
Foreign currency translation adjustments	—	—	—	(4,281)	(4,281)

Balance, June 30, 2001	$63,132	$676,783	$248,854	$(9,112)	$979,657

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In 000's)

	Fiscal Years Ended June 30,
	2001	2000	1999
Cash flow from operating activities:
Net income (loss)	$87,649	$68,337	$(5,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,177	55,937	46,162
Amortization of goodwill and other assets	8,877	255	—
Deferred income	—	(350)	(600)
Deferred income taxes	(22,426)	6,178	(7,231)
Deferred compensation	—	(70)	(6,888)
Impairment of assets, restructuring and severance charges	86,396	—	27,020
Cumulative effect of accounting change	—	—	26,154
Extraordinary charge	—	4,772	—
Change in operating assets and liabilities (Note 1)	(16,025)	(38,439)	18,373

Net cash provided by operating activities	206,648	96,620	97,212

Cash flow from investing activities:
Additions to property, plant and equipment	(98,631)	(64,616)	(71,577)
Proceeds from sale of property, plant and equipment	3,210	4,118	—
Acquisition of businesses, net of cash and cash equivalents	(74,660)	(28,500)	—
Purchase of short-term investments	(396,971)	(49,030)	(12,900)
Proceeds from sale of short-term investments	—	—	17,232
Change in other, net	(23,404)	(8,010)	8,862

Net cash used in investing activities	(590,456)	(146,038)	(58,383)

Cash flow from financing activities:
Net proceeds from issuance of (repayments of) short-term bank debt	2,321	(2,712)	(12,727)
Net proceeds from issuance of long-term debt	532,258	153	192,669
Payments on long-term debt and obligations under capital leases	(2,312)	(164,134)	(217,352)
Net proceeds from issuance of common stock	51,203	379,185	2,981
Other	779	1,810	(5,647)

Net cash provided by (used in) financing activities	584,249	214,302	(40,076)

Effect of exchange rate changes on cash and cash equivalents	(1,433)	25	450

Net increase (decrease) in cash and cash equivalents	199,008	164,909	(797)
Cash and cash equivalents, beginning of year	196,406	31,497	32,294

Cash and cash equivalents, end of year	$395,414	$196,406	$31,497

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

  Business

    International Rectifier Corporation ("IR" or the "Company") is a world leader in power management technology that improves functionality, speed, compactness, and portability in information technology applications and other end products. IR's analog power ICs, advanced circuit devices, power systems, and components enable Internet hardware to gain speed and reliability, allow portable electronics to run longer off a single charge, improve automotive fuel efficiency, and cut energy consumption in home appliances and industrial motors. The Company's products are used in a range of end markets, including communications, consumer electronics, information technology, automotive, industrial and government/space. The Company is a market leader in the $4 billion power MOSFET industry. Over 20 companies are licensed under its power MOSFET patents. IR serves customers around the world, and more than half its revenue comes from outside the United States.

    IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979.

  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries, which are located in North America, Europe, Mexico, China, Japan, India, and Southeast Asia. All material intercompany transactions have been eliminated.

  Fiscal Year

    The Company operates on a fiscal calendar under which fiscal 2001 consisted of 52 weeks ending July 1, 2001. Fiscal 2000 consisted of 52 weeks ending July 2, and fiscal 1999 consisted of 52 weeks ending July 4. For convenience, all references herein to fiscal years are to fiscal years ended June 30.

  Revenue Recognition

    The Company recognizes the majority of its revenues upon shipment for product sales to all customers, including distributors, with a provision for estimated returns and allowances recorded at the time of shipment. No revenue is recognized unless persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and performance of services has occurred.

  Research and Development

    Research and development costs are expensed as incurred.

  Advertising

    The Company expenses all advertising costs in the periods in which those costs are incurred. The Company shares portions of certain distributors' advertising expenses through cooperative advertising arrangements. In fiscal 2001, 2000, and 1999, the Company incurred approximately $6.0 million, $4.2 million, and $3.9 million, respectively, of advertising costs.

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

    U.S. income taxes have not been provided on approximately $84.1 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be invested indefinitely or substantially offset by foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

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

  Statement of Cash Flows

    The Company invests excess cash from operations in investment grade money market instruments. The Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents. Components in the change of operating assets and liabilities for the fiscal years ended June 30, 2001, 2000, and 1999 were comprised of the following (in 000's):

	2001	2000	1999
Trade accounts receivable, net	$40,710	$(49,090)	$(1,107)
Inventories	(61,049)	(5,295)	15,494
Prepaid expenses and other receivables	(31,353)	(52)	(6,704)
Accounts payable	(8,321)	19,871	18,525
Accrued salaries, wages and commissions	900	(2,527)	3,893
Other accrued expenses	43,088	(1,346)	(11,728)

	$(16,025)	$(38,439)	$18,373

    Supplemental disclosures of cash flow information (in 000's):

	2001	2000	1999
Cash paid during the year for:
Interest	$15,235	$12,205	$6,497
Income taxes	14,364	7,005	18,274
Interest capitalized	1,736	788	1,142

  Cash Equivalents and Short-Term Investments

    The Company classifies all highly liquid investments with original maturities of three months or less as cash equivalents. The cost of these investments approximates fair value. The Company considers all investments, other than cash and cash equivalents with maturities up to 15 months or less, to be classified as short-term investments.

    In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company records in the balance sheet all investments at fair value, with changes in unrealized gains and losses, net of tax, recorded in other comprehensive income.

  Inventories

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at June 30, 2001 and 2000 were comprised of the following (in 000's):

	2001	2000
Raw materials	$19,268	$18,296
Work-in-process	68,557	59,654
Finished goods	61,550	40,024

	$149,375	$117,974

    The inventory balance at June 30, 2001 has been adjusted to reflect the $38.4 million impairment taken in connection with the Company's restructuring program. See "Note 6—Impairment of Assets, Restructuring and Severance Charges."

Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in other income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, ranging from 3 to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation and amortization expense for the fiscal years ended June 30, 2001, 2000, and 1999 was $62.2 million, $55.9 million, and $46.2 million, respectively. Property, plant and equipment at June 30, 2001 and 2000 was comprised of the following (in 000's):

	2001	2000	Range of Useful Life
Buildings and improvements	$151,775	$146,627	3 - 40
Equipment	536,201	481,145	3 - 15
Construction-in-progress	51,777	56,993
Less accumulated depreciation	(369,430)	(304,644)

	370,323	380,121
Land	11,593	10,666

	$381,916	$390,787

    Property, plant, and equipment at June 30, 2001 was adjusted to reflect the $45.2 million asset impairment charge taken in the fourth quarter. See "Note 6—Impairment of Assets, Restructuring, and Severance Charges."

    Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment at June 30, 2001 and 2000 were as follows (in 000's):

	2001	2000
Equipment	$1,978	$2,208
Less accumulated depreciation	(1,293)	(1,459)

	$685	$749

    Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 2001, 2000, and 1999, repairs and maintenance costs were $26.1 million, $23.5 million, and $16.7 million, respectively.

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

  Goodwill and Acquisition-Related Intangible Assets

    The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. Goodwill and acquisition-related intangible assets amortization periods range from 5 to 15 years depending upon the nature of the business acquired. The Company periodically evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization periods. In evaluating goodwill, the Company determines whether there has been an impairment and the amount thereof, if any, by comparing the undiscounted future operating income of the acquired business with the carrying value of the goodwill. In evaluating acquired product rights and other intangible assets, the Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income of the product line with its carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis. Based on its review, the Company does not believe that any impairment of its goodwill and acquisition-related intangible assets has occurred.

    As of June 30, 2001 and 2000, goodwill and acquisition-related intangible assets included the following (in 000's):

	2001	2000	Amortization Periods
Goodwill	$62,194	$10,774	12 - 15 years
Other acquisition-related intangible assets	31,820	13,011	5 - 15 years
Less accumulated amortization	(6,251)	(255)

	$87,763	$23,530

  Cost of Start-Up Activities

    The Company expenses all start-up and preoperating costs as they are incurred in accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities." The cumulative effect of this change in accounting principle was recorded in fiscal 1999.

  Concentration of Risk

    The Company places its cash in investment-grade vehicles with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. Credit losses have consistently been within management's expectations.

  Foreign Currency Translations and Transactions

    In general, the functional currency of a foreign operation is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into U.S. dollars using current exchange rates. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of stockholders' equity. At June 30, 2001 and 2000, accumulated foreign currency translation losses were $12.1 million and $5.8 million, respectively.

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

    The Company utilizes derivative financial instruments, primarily forward contracts, in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. The Company's accounting policies for these instruments are based on whether they meet the criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period.

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

  Recent Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS 143 no later than the first quarter of fiscal 2003. SFAS 143 is not expected to have a material impact on the financial position, results of operations, or cash flows of the Company.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. SFAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. Companies with fiscal years beginning after March 15, 2001 may early adopt provided they have not yet issued their first quarter financial statements. We have adopted SFAS 142 effective July 1, 2001 which is expected to reduce goodwill amortization expense by approximately $5 million annually. No material changes to the carrying values of goodwill and other intangible assets as a result of the adoption of SFAS 142 are expected to be made.

  Reclassification

    Certain reclassifications have been made to previously reported amounts to conform to the current-year presentation.

2. Investments

    Available-for-sale securities as of June 30, 2001 (in 000's):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Short-term Investments:
Corporate Debt	$359,277	$1,118	$(202)	$360,193
U.S. Government and Agency Obligations	82,605	278	(3)	82,880
Other Debt	12,874	7	(7)	12,874

	$454,756	$1,403	$(212)	$455,947

Long-term Investments:
Equity Securities	$22,981	$1,637	$(138)	$24,480

3. Derivative Financial Instruments

    In March 2001, the Company entered into a $220 million foreign currency forward exchange contract to sell 1.2 billion Japanese Yen on a quarterly basis from June 2001 through March 2006. This contract is used to hedge the effect of exchange rate fluctuations on forecasted intercompany purchases by the Company's subsidiary in Japan. At June 30, 2001, unrealized gains relating to this contract, net of tax, of $1.3 million, were recorded in other comprehensive income. Based on the fair value of this forward exchange contract at June 30, 2001, the Company does not expect to reclassify a material amount from accumulated other comprehensive income to earnings during the next twelve months. At June 30, 2001 and 2000, the Company had approximately $239.5 million and $37.4 million in notional value of forward foreign exchange contracts outstanding.

    In June 2001 and 2000, changes in fair values of the Company's foreign currency forward contracts that were not designated as hedges were $0.4 million and $0.5 million, respectively. At June 30, 2001 and 2000, the majority of the maturities of the Company's forward foreign exchange contracts that are not designated as hedges have terms of three months or less.

4. Bank Loans and Long-Term Debt

    The following is a summary of the Company's long-term debt and other loans at June 30, 2001, and 2000 (in 000's):

	2001	2000
Convertible subordinated notes at 4.25% due in 2007	$550,000	$—
Other loans and capitalized lease obligations	4,114	6,573

Debt, including current portion of long-term debt ($1,363 in 2001 and $1,984 in 2000)	554,114	6,573
Foreign unsecured revolving bank loans at rates from 1.5% to 7.42%	13,343	12,089

Total debt	$567,457	$18,662

    On July 13, 2000, the Company sold $550 million principal amount of 4 1/4% Convertible Subordinated Notes due 2007. The interest rate is 4 1/4% per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2001. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to adjustment if certain events affecting the Company's common stock occur. The notes are subordinated to all of the Company's existing and future senior indebtedness and to all debt and other liabilities of the Company's subsidiaries. The Company may redeem any of the notes, in whole or in part, on or after July 18, 2003, as specified in the notes and related indenture agreement.

    In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility with BNP Paribas and seven other banks, which provided a credit line of $150 million. The credit agreement allows borrowings by the Company's foreign subsidiaries and provides funding for the Company's general corporate purposes. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25% and 1.125% for base rate advances and a margin of between 1.25% and 2.125% for eurocurrency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is 0.375% of the unused portion of the credit facility. The facility also contains certain financial and other covenants. The Company pledged as collateral certain shares of certain of its subsidiaries.

    At June 30, 2001, the Company had $158.4 million in domestic and foreign revolving lines of credit, against which $16.1 million had been borrowed.

    As of June 30, 2001, scheduled principal payments on long-term debt are as follows: fiscal 2002: $1.4 million; fiscal 2003: $1.2 million; fiscal 2004: $1.3 million; and $550.2 million thereafter.

5. Capital Stock

  Employee Stock Purchase Plan

    The Company has a compensatory employee stock purchase plan ("ESPP"). Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value at a designated date. During fiscal 2001, 2000, and 1999, 118,829, 237,210, and 344,177 shares were purchased at weighted average per share exercise prices of $29.30, $9.63, and $6.93, respectively. Shares authorized under this plan that remained unissued were 740,670, 859,499, and 1,096,709 at June 30, 2001, 2000, and 1999, respectively. The weighted average per share fair value of ESPP options granted, using the Black-Scholes method, in 2001, 2000, and 1999 was $24.77, $5.81, and $2.84 per share, respectively.

  Stock Option Plans

    The Company has four stock option plans, as follows: the Stock Option Plan of 1984 (as amended) ("1984 Plan"), the Amended and Restated Stock Incentive Plan of 1992 ("1992 Plan"), the 1997 Employee Stock Incentive Plan ("1997 Plan") and the 2000 Incentive Plan ("2000 Plan"). Under the 1984 Plan and the 1992 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, including executive officers, and to members of the Company's Board of Directors. Under the 1997 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees and consultants, but not to executive officers of the Company or members of its Board of Directors. Under the 2000 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, officers, directors, and consultants and advisors. Options have been issued with an exercise price at least equal to the fair value of the Company's common stock at the date of grant ("at market") and become generally exercisable in annual installments of 20%, beginning on the first anniversary date.

    The 1984 Plan terminated in August, 1994. As of June 1999, there are no remaining options outstanding under the 1984 Plan. During fiscal 1999, 14,000 shares under option, expired under the 1984 plan.

    In November 1996, the stockholders of the Company approved an amendment to the stock option plan of 1992. The amendment broadened the types of options and other stock-based awards (e.g., restricted stock, SARs and performance shares) that may be granted (prior to the amendment, only non-qualified options could be granted), extended the term of the 1992 Plan for three years to December 31, 2002, retained the provision for the annual increase in shares of the Company's common stock available for grant of 1.5% of outstanding shares, increased the maximum number of shares that may be granted to non-employee directors from 100,000 to 120,000 (including an annual grant of 5,000 shares to each such director), reduced the holding period for full vesting of certain non-employee director options from one year to six months, and generally provided the committee of the Board of Directors that administers the 1992 Plan with substantial powers and discretion with respect to awards. On January 1, 2001, 2000, and 1999, 930,803, 780,922, and 773,019 shares, respectively, were added to the 1992 Plan.

    The Board of Directors adopted the 1997 Plan in November 1997. The terms of the options authorized and granted under the 1997 Plan are substantially similar to those under the amended 1992 Plan. As of June 30, 2001, there were 1,461,950 shares available for future grants to eligible employees; no awards may be granted after December 31, 2002. Executive officers and directors are not eligible for grants under the 1997 Plan. During fiscal 2001, 2000, and 1999, only non-qualified options were issued under the 1997 Plan.

    In November 1999, the stockholders of the Company approved the 2000 Plan. The 2000 Plan is effective as of January 1, 2000. No awards may be granted under the 2000 Plan after December 31, 2009. As of June 30, 2001, there were 3,566,121 shares available for future grants to eligible persons.

    A summary of the status of options under the 2000, 1997, 1992, and 1984 Plans is as follows:

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, June 30, 1998	4,294,782	$14.93	$—
Options granted	1,388,050	9.20	4.20
Options exercised	(85,600)	7.42	—
Options expired or canceled	(207,485)	13.69	—

Outstanding, June 30, 1999	5,389,747	13.62	—
Options granted	3,850,350	33.52	20.14
Options exercised	(726,271)	14.50	—
Options expired or canceled	(257,649)	14.50	—

Outstanding June 30, 2000	8,256,177	22.79	—
Options granted	3,155,455	50.16	32.16
Options exercised	(1,179,053)	16.60	—
Options expired or canceled	(303,584)	35.38	—

Outstanding June 30, 2001	9,928,995	$31.84	$—

    The following table summarizes significant option groups outstanding at June 30, 2001 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number Outstanding at June 30, 2001	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2001	Weighted Average Exercise Price
$ 6.00 to $ 8.25	864,800	6.08	$7.67	461,050	$7.67
$ 9.31 to $11.88	1,094,580	6.17	$10.96	808,900	$11.18
$12.63 to $17.44	1,309,206	7.29	$14.58	326,900	$15.09
$17.50 to $26.00	1,423,903	6.36	$20.80	799,809	$20.59
$30.00 to $37.19	1,280,650	8.14	$35.40	120,000	$33.88
$38.58 to $41.88	1,144,850	8.78	$41.57	145,830	$41.69
$43.84 to $54.13	1,282,967	9.27	$48.62	137,990	$52.74
$54.69 to $63.88	1,528,039	9.35	$61.20	—	—

	9,928,995	7.78	$31.84	2,800,479	$18.35

    Additional information relating to the 1984, 1992, 1997 and 2000 Plans at June 30, 2001, 2000, and 1999 is as follows:

	2001	2000	1999
Options exercisable	2,800,479	2,483,611	2,388,781
Options available for grant	6,077,055	2,998,123	1,314,902
Total reserved common stock shares for stock option plans	16,006,050	11,254,300	6,699,649

    The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2001	2000	1999
Expected life (years)	5	5	5
Interest rate	5.52%	6.38%	5.40%
Volatility	73.00%	64.00%	57.03%
Dividend yield	0%	0%	0%

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation programs. Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income (loss) and net income (loss) per common share—Basic and Diluted would approximate the following (000's except per share data):

Pro forma:	2001	2000	1999
Net income (loss)	$77,782	$60,202	$(10,091)
Net income (loss) per common share — Basic	$1.25	$1.10	$(0.20)
Net income (loss) per common share — Diluted	$1.20	$1.04	$(0.20)

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

    The Rights will become exercisable ten days after a person or group (the "Acquirer") has acquired beneficial ownership of 20% or more of the Company's common stock other than pursuant to a qualified offer, or announces or commences a tender offer or exchange offer that could result in the acquisition of beneficial ownership of 20% or more. Once exercisable, each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $135, subject to adjustment to prevent dilution. If the Acquirer acquires 20% or more of the Company's common stock, each Right (except those held by the Acquirer) entitles the holder to purchase either the Company's stock or stock in the merged entity at half of market value. The Rights have no voting power, expire on August 14, 2006, and may be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that 20% or more of the Company's shares have been acquired by the Acquirer.

    The Company amended and restated its Rights Agreement, as of December 15, 1998, to remove the requirement that continuing directors vote in board approvals of certain corporate transactions.

6. Impairment of Assets, Restructuring and Severance Charges

June 2001

    In response to the impact on the Company's business of the semiconductor industry downturn and the corresponding weakness in demand, the Company recorded an $86.4 million pretax restructuring charge in the quarter ended June 2001. The charge consisted of $45.2 million for the writedown of assets, $38.4 million for the writedown of inventory, and $2.8 million in personnel severance payments.

    The asset writedown of $45.2 million includes both asset impairment and the recognition of assets to be disposed of or abandoned. In determining if an asset was impaired, the Company evaluated estimated undiscounted future cash flows and other factors such as changes in strategy or technology. In determining the amount of impairment losses, the Company reduced the carrying value of the asset to its expected discounted future cash flow or to an amount deemed recoverable by management after considering all relevant factors.

    The asset writedown included the following: a) An uncompleted wafer fabrication bay at the Company's facility in Temecula, California with a carrying value of $26.8 million, was adjusted to a fair value of $0.6 million. The Company has no current plans to utilize these site-specific assets or complete the construction of the wafer bay; b) Equipment no longer utilized, located at the Company's subcontract assembly facilities in Southeast Asia with a carrying value of $1.0 million, was written off; c) Building improvements and certain production lines at our facilities in Great Britain with a carrying value of $3.9 million were adjusted to a fair value of $0.2 million. These production lines were operating at very low utilization and the Company has no plans for future production; d) Building improvements and wafer and assembly equipment in Italy with a carrying value of $2.1 million were adjusted to a fair value of $0.2 million. These production lines were idle with no plans for future use, and production of certain products was transferred to the Company's facilities in India; e) Information systems applications with a carrying value of $3.8 million were written down primarily as a result of a move to a new datacom/telecom infrastructure and the implementation of changes to the Company's financial reporting systems; and f) Under the terms of certain of the Company's subcontract assembly agreements in Southeast Asia, the Company has the obligation to purchase back $4.3 million of equipment because its order volume fell below predetermined thresholds. Order volumes are not expected to increase to a level which would relieve the obligation, and the Company has no other plans to utilize the equipment.

    The $38.4 million inventory writedown reflects a loss of utility as a result of the impact of the semiconductor industry downturn and weak demand in the Company's end markets. In determining the inventory charge, the Company addressed the following factors: a) Market conditions make certain customer specific inventory excessive. In light of current market conditions the Company does not expect to sell a large portion of this inventory; b) The Company had built up inventory during fiscal 2001 to support a revenue level significantly higher than revised projections for its IT customers' current generation of datacom/telecom equipment. Reduced demand for these customer products makes inventory levels excessive and reduces the expected recoverability, and c) The Company has excess inventory that it expects will be sold at prices lower than its historical cost.

    In the quarter ended June 2001, the Company recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at its facilities in Great Britain. In addition, in the first quarter of fiscal year 2002, the Company announced a further workforce reduction of approximately 500 positions. The Company plans to absorb the cost of this workforce reduction into fiscal year 2002 operations.

Fiscal Year 1999

    During fiscal 1999, the Company recorded a $27.0 million restructuring charge associated with plans to relocate high-volume assembly lines from its facility in England to its facility in Mexico, a reduction in sales, customer service, and administrative employees, and the resignation of Dr. Derek B. Lidow, who shared the responsibility of Chief Executive Officer. The Company has fully completed this transition. The charge consisted of $18.4 million, substantially for estimated severance costs associated with the elimination of approximately 432 positions, $6.1 million for the write-off of assets to be abandoned, and $2.5 million for the writedown of inventory related to specialty product lines. As of June 30, 2001, the Company had eliminated 425 positions, paid $18.0 million for related termination benefits, and had written off the related assets. The remaining unutilized severance accrual of $0.4 million at June 30, 2001, which is classified as current, relates to severance payments to certain employees who were notified prior to June 30, 2000 of the elimination of their positions.

7. Geographic Segments and Foreign Operations

    The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for the fiscal years ended June 30, 2001, 2000, and 1999 is presented below (in 000's):

	2001	2000	1999
Revenues from Unaffiliated Customers
North America	$374,438	$281,121	$236,732
Europe	212,779	170,361	123,703
Asia-Pacific and Japan	340,238	265,432	158,416

Subtotal — Foreign	927,455	716,914	518,851
Unallocated royalties	51,130	36,413	26,520

Total	$978,585	$753,327	$545,371

Long-lived Assets
North America	$493,458	$386,515
Europe	34,344	43,086
Asia-Pacific and Japan	9,479	4,746

Total	$537,281	$434,347

    One customer accounted for 9%, 11%, and 10% of the Company's consolidated net revenues in fiscal 2001, 2000, and 1999, respectively. No single customer accounted for more than 10% of the Company's accounts receivable at June 30, 2001 and 2000.

8. Income Taxes

    Income before income taxes, cumulative effect of accounting change and extraordinary charges for the fiscal years ended June 30, 2001, 2000, and 1999 is as follows (in 000's):

	2001	2000	1999
Domestic	$47,771	$64,311	$29,907
Foreign	70,610	37,229	1,249

	$118,381	$101,540	$31,156

    The provision (benefit) for income taxes for the fiscal years ended June 30, 2001, 2000, and 1999 consists of (in 000's):

	2001	2000	1999
Current income taxes:
Domestic	$30,742	$6,257	$680
Foreign	22,649	15,362	17,413

	$53,391	$21,619	$18,093

Deferred income taxes:
Domestic	$(22,853)	$6,814	$(3,515)
Foreign	194	(2)	(3,798)

	(22,659)	6,812	(7,313)

Total provision	$30,732	$28,431	$10,780

    The Company's effective tax rate on pretax income differs from the U.S. Federal Statutory tax rate for the fiscal years ended June 30, 2001, 2000, and 1999 as follows:

	2001	2000	1999
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	—	(7.7)	37.6
Foreign tax differential	6.4	4.8	51.2
Foreign tax credit benefit	(9.8)	(2.1)	(48.4)
Research tax credit benefit	(14.0)	(3.4)	(42.1)
State taxes, net of federal tax benefit	5.6	0.5	(7.6)
Deferred compensation	—	—	7.0
Other, net	2.8	0.9	1.9

	26.0%	28.0%	34.6%

    In connection with the acquisition of Advanced Analog, Inc., and Unisem, Inc., the Company acquired certain deferred tax liabilities of approximately $5.8 million.

    In fiscal 2000, the Company reversed $0.1 million of prior year's deferred tax liability from an unrealized loss on available-for-sale securities and generated a deferred tax liability of $0.7 million from unrealized gains on foreign currency forward contracts.

    The major components of the net deferred tax asset (liability) as of June 30, 2001 and 2000 are as follows (in 000's):

	2001	2000
Deferred tax liabilities:
Depreciation	$(63,567)	$(57,908)
Effect of state taxes	(3,185)	(3,185)
Other	(2,460)	(2,803)

Total deferred tax liabilities	(69,212)	(63,896)

Deferred tax assets:
Financial statement reserves	15,021	4,724
Credit carryovers	53,776	61,614
Impairment of assets, restructuring and severance charges	32,271	6,370
Inventory adjustment	318	296
Net operating loss carryovers	3,032	6,634
Other	816	151

Total deferred tax assets	105,234	79,789

Valuation allowance	(16,462)	(12,609)

Net deferred tax asset	$19,560	$3,284

    The Company has approximately $13.4 million, and $31.7 million, of foreign tax credits, and research and development tax credit carryforwards, respectively, before valuation allowance, available to reduce income taxes otherwise payable, which expire from 2004 to 2021. Furthermore, the Company has approximately $3.2 million of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax, and $5.5 million of state investment tax credits, before valuation allowance, which expire from 2007 to 2009.

    Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOL and tax credit carryovers may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of June 30, 2001, no ownership change has occurred which would limit the Company's utilization of its NOL or credit carryovers. However, in connection with the acquisition of Zing Technologies, Inc. ("Zing") during fiscal year 2000, the Company acquired NOLs of approximately $2.0 million with approximately $1.0 million remaining. The utilization of such NOLs will be subject to the annual limitations under IRC Section 382.

    The Company has NOL carry forwards of approximately $8.9 million, which were generated from the Company's United Kingdom subsidiaries. The NOLs can generally be carried forward indefinitely, with certain limitations.

    Realization of deferred tax assets is dependent upon generating sufficient taxable income. The Company believes that there is a risk that certain deferred tax assets may result in no benefit and, accordingly, has established a valuation allowance of $16.5 million against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

    The Internal Revenue Service is currently auditing the Company's income tax returns for fiscal 1995 through 1997. The Company believes that resolution of the audit will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

9. Net Income (Loss) per Common Share

    The reconciliation of the numerator and denominator of the net income (loss) per common share—Basic and Diluted determined in accordance with SFAS No. 128 "Earnings per Share," was as follows for the years ended June 30, 2001, 2000, and 1999 (in 000's except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended June 30, 1999
Net loss per common share — Basic	$(5,778)	51,612	$(0.11)
Effect of dilutive securities: Stock options	—	176	—

Net loss per common share — Diluted	$(5,778)	51,788	$(0.11)

Year ended June 30, 2000
Net income per common share — Basic	$68,337	54,803	$1.25
Effect of dilutive securities: Stock options	—	2,859	(0.06)

Net income per common share — Diluted	$68,337	57,662	$1.19

Year ended June 30, 2001
Net income per common share — Basic	$87,649	62,215	$1.41
Effect of dilutive securities: Stock options	—	2,585	(0.06)

Net income per common share — Diluted	$87,649	64,800	$1.35

    The conversion effect of the Convertible Subordinated Notes into 7,439,000 shares of common stock has not been included in the computation of diluted income per share since such effect would be anti-dilutive.

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

    The Company also received a letter directed to Rachelle, dated July 25, 1995 from the U.S. Department of Justice, offering to settle claims against Rachelle relating to the first elements of clean-up work at the OII Site for $4,953,148. The offer stated that the settlement would not cover the cost of any additional remedial actions required to finish the clean-up. This settlement offer expired by its terms on September 1, 1995. On August 7, 1995, the Company received a Supplemental Information Request from the EPA directed to Rachelle, to which counsel for Rachelle responded with information regarding waste shipped to the OII Site. Counsel for Rachelle received a letter from the EPA dated September 30, 1997, requesting that Rachelle participate in the final remedial actions at the site, and counsel replied on October 21, 1997. The Company has taken the position that none of the wastes generated by Rachelle were hazardous.

    Subsequent to June 30, 2001, counsel for Rachelle received another letter from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site. The offer required a payment from Rachelle in the amount of approximately $9.3 million in order to take advantage of the settlement. Rachelle did not accept the offer.

    In as much as Rachelle has not accepted the settlement, the Company cannot predict whether the EPA or others would attempt to assert an action for contribution or reimbursement for monies expended to perform remedial actions at the OII Site. The Company cannot predict the likelihood that the EPA or such others would prevail against Rachelle in any such action. The EPA has not responded to Rachelle's prior request for information that would verify the EPA's allegation that the waste generated by Rachelle was hazardous. It remains the position of Rachelle that its wastes were not hazardous. The Company's insurer has not accepted liability, although it has made payments for defense costs for the lawsuit against the Company. The Company has made no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on the Company's results of operations.

    The Company received a letter dated September 9, 1994, from the State of California Department of Toxic Substances Control stating that it may be a PRP for the deposit of hazardous substances at a facility in Whittier, California. In June 1995, the Company joined a group of other PRPs to remove contamination from the site. The group currently estimates the total cost of the clean-up to be between $20 million and $25 million, although the actual cost could be much higher. The Company estimated that it sent approximately 0.1% of the waste, by weight, sent by all PRPs contributing to the clean-up of the site, and the Company believes the cost of the clean-up will be roughly allocated among PRPs by the amount of waste contributed. On July 31, 1999, the group proposed two settlement offers to the Company: one for $34,165 and the second for $68,330. The first settlement offer covered investigation and remediation of the site itself and a small area extending beyond the site. The second settlement offer covered this area plus all additional down gradient contamination. On September 14, 1999, the Company accepted the $68,330 settlement offer, which requires EPA acceptance, and made the required payment on September 28, 1999. There can be no assurance, however, that the EPA will accept the settlement offers or what the ultimate outcome of this matter will be. The Company has made no accrual for potential loss, if any; however, the Company believes that, whatever the outcome, it will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    The Company received a letter dated June 15, 2001 from a law firm representing UDT Sensors, Inc. relating environmental contamination (chlorinated solvents such as trichlorethene) assertedly found in UDT's properties in Hawthorne, California. The letter alleges that the Company operated a manufacturing business at that location in the 1970's and/or 1980's and that it may have liability in connection with the claimed contamination. The Company is investigating the matter and has made no accrual for any potential loss.

11. Commitments

    The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 2001 are as follows (in 000's):

Fiscal Years	Capital Leases	Operating Leases	Total Commitments
2002	$1,091	$3,858	$4,949
2003	1,219	2,976	4,195
2004	1,169	2,479	3,648
2005	21	1,516	1,537
2006 and later	—	3,895	3,895
Less imputed interest	(200)	—	(200)

Total minimum lease payments	$3,300	$14,724	$18,024

    Total rental expense on all operating leases charged to income was $6.4 million, $5.4 million, and $6.7 million in fiscal 2001, 2000, and 1999, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $12.9 million at June 30, 2001.

12. Litigation

    The Company and certain of its directors and officers were named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits sought unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9% Convertible Subordinated Debentures due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities, as defendants.

    In March 1997, the Court, on the Company and the individual defendants' motions for summary judgment, issued the following orders: (a) the motion for summary judgment was granted as to claims brought under Sections 11 and 12(2) of the Securities Act of 1933; (b) the motion was denied as to claims brought under Section 10(b) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission Rule 10b-5; and (c) the motion was granted as to the common law claims for fraud and negligent misrepresentation to the extent said claims are based on representations contained in the offering prospectus and was denied as to other such claims. The Court also granted the summary judgment motion brought by the underwriters. The plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these orders was denied.

    In January 1998, the Court decertified the class pursuing common law claims for fraud and negligent misrepresentation and granted the defendants' motion to narrow the shareholder class period to June 19, 1991 through October 21, 1991. Plaintiffs' motion for reconsideration or certification of an interlocutory appeal of these rulings was denied.

    On June 14, 1999, the Court approved a notice of the pendency of the class action and a proof of claim form for dissemination to class members. Such dissemination took place in June 1999.

    Subsequent to June 30, 2001, the Company reached a settlement in principle with respect to the lawsuits. The settlement contemplates the dismissal of all claims without any payments. The settlement requires the filing of formal documents with the court and court approval.

    In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of certain of its U.S. patents. The suit seeks damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. A trial date has not been set.

13. Acquisitions

    In January 2001, the Company acquired Unisem, Inc. ("Unisem") for a cash purchase price of $50.0 million. Unisem supplies analog integrated circuits that manage power for information technology applications. The acquisition was accounted for under the purchase method of accounting, and the consolidated financial results of Unisem have been included in the Company's consolidated financial statements from the date of acquisition. Total consideration exceeded the fair value of the net tangible assets acquired by $45.6 million, of which $35.6 million has been recorded to goodwill and $10 million has been allocated to other intangibles.

    In the first half of fiscal 2001, the Company acquired Advanced Analog, Inc., and the assets of Magnitude-3 LLC, suppliers of high-value-added power management systems and technology for aerospace and other high-reliability applications. The acquisitions were accounted for under the purchase method of accounting and the consolidated financial results of the above companies have been included in the Company's consolidated financial statements from the dates of the acquisitions. Total consideration exceeded the fair value of the net tangible assets acquired by $20.7 million, of which $13.0 million has been recorded in goodwill and $7.7 million has been allocated to other intangibles.

    Net sales since the acquisition dates of Unisem, Advanced Analog and Magnitude-3 have not been material. If these acquisitions had occurred as of the beginning of the periods in which the acquisitions occurred, consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amounts for the fiscal years 2001, 2000, and 1999.

14. Quarterly Financial Data (unaudited)

    Summarized quarterly financial data is as follows (000's except per share amounts):

	Revenues	Gross Profit	Income (Loss) Before Cumulative Effect of Accounting Change / Extraordinary Charge	Net Income (Loss) Per Common Share Basic and Diluted Before Cumulative Effect of Accounting Change / Extraordinary Charge	Cumulative Effect of Accounting Change / Extraordinary Charge, net of Tax	Loss per Common Share due to Cumulative Effect of Accounting Change / Extraordinary Charge	Net Income (Loss)	Net Income (Loss) Per Common Share— Basic and Diluted
2001
1st Quarter	$249,435	$98,703	$42,087	$0.63	—	—	$42,087	$0.63
2nd Quarter	268,069	109,106	46,526	0.71	—	—	46,526	0.71
3rd Quarter	275,994	114,950	47,859	0.73	—	—	47,859	0.73
4th Quarter	185,087	33,432	(48,823)	(0.78)	—	—	(48,823)	(0.78)
2000
1st Quarter	$152,239	$48,219	$5,129	$0.10	—	—	$5,129	$0.10
2nd Quarter	171,098	58,202	12,384	0.23	—	—	12,384	0.23
3rd Quarter	197,959	72,429	21,695	0.38	$(4,772)	$(0.09)	16,923	0.29
4th Quarter	232,031	89,237	33,901	0.52	—	—	33,901	0.52

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

PART III

    For information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held November 19, 2001, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2001, and which is incorporated herein by reference. Certain information concerning the Executive Officers of the Company is included in Part I. See "Additional Item" on page 14.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a.
  Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 26.

  b.
  Exhibits filed as part of this report are listed on the Exhibit Index on page 49.

  c.
  The Company filed a report on Form 8-K on April 13, 2001 regarding the continuation of a pending trial date in the class action lawsuits brought against the Company and certain of its directors and officers in 1991.

EXHIBIT INDEX

    Incorporated By Reference:

Exhibit No.	Item	Document
3(a)	Certificate of Incorporation of the Company, as amended to date	Report on Form 10-Q for the quarterly period ended December 31, 1990, as amended by Form 8 dated March 6 and March 12, 1991 as filed with the Securities and Exchange Commission, File No. 1-7935 (Exhibit 3(a))
3(b)	Amended and Restated Bylaws of the Company	Form 10-Q — for the quarterly period ended March 31, 1995 as filed with the Securities and Exchange Commission, File No. 1-7935
3(c)	Certificate of Amendment of Certificate of Incorporation dated as of November 29, 1995	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1997, Commission File No. 1-7935
3(d)	First Amendment to Amended and Restated Bylaws of the Company, dated August 25, 1997
3(e)	Second Amendment to Amended and Restated Bylaws of the Company, dated November 21, 2000	Form 10-Q—for the quarterly period ended December 31, 2000 as filed with the Securities and Exchange Commission, File No. 1-7935.
4(a)	Amended and Restated Rights Agreement between International Rectifier Corporation and Chase Mellon Shareholder Services, LLC, dated as of December 15, 1998
10(a)	Technical Assistance Agreement dated March 30, 1983 between the Company and Unitrode Corporation	Registration Statement on Form S-2 as filed with the Securities and Exchange Commission, Registration No. 2-89410 (Exhibit 10.8)
10(c)	Amendment to Technical Assistance Agreement, effective as of August 27, 1987, by and between the Company and Unitrode Corporation	Report on Form 10-Q for the quarterly period ended December 31, 1990 as amended by Form 8 dated April 15, 1991, Commission File No. 1-7935 (Exhibit 10(l))
10(e)	Amendment to International Rectifier Corporation 1984 Stock Participation Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-53589 (Exhibit 4.1)
10(g)	Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow and amended as of April 12, 1995	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Years Ended June 30, 1991 and 1995, Commission File No. 1-7935

10(h)	International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow dated October 24, 1995 and amended as of February 22, 1996	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1996, Commission File No. 1-7935
10(i)
Line of Credit Agreement between International Rectifier Corporation and Sanwa Bank California dated as of June 30, 1993 and amended as of August 24, 1993, November 22, 1993, July 1, 1994, December 30, 1994, February 28, 1995, February 29, 1996, and June 28, 1996
Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Years Ended June 30, 1993, 1994, 1995, and 1996, and Form 10-Q for the quarterly period ended March 31, 1996, Commission File No. 1-7935
10(j)
Security Agreement between International Rectifier Corporation and Nationsbanc Leasing Corporation of North Carolina dated as of July 1, 1994 and amended as of August 15, 1994, November 3, 1994, March 8, 1995, December 29, 1995, July 30, 1996, and December 19, 1996
Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Years Ended June 30, 1994, 1995, and 1996, and Form 10-Q for the quarterly period ended December 31, 1996, Commission File No. 1-7935
10(k)	Revolving Credit Agreement between International Rectifier Corporation and Wells Fargo Bank, N.A. dated as of July 1, 1994 and amended as of December 30, 1994, March 31, 1995, and May 15, 1996	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Years Ended June 30, 1994, 1995, and 1996, Commission File No. 1-7935
10(y)	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-46901
10(z)	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-41363
10(aa)	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-57575
10(ab)	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935
10(ac)	Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996 and June 22, 1998	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935

10(ad)	Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996, June 22, 1998, and August 5, 1998	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935
10(ae)	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998 and August 5, 1998	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935
10(af)	Consulting, Nondisclosure, Severance and Resignation Agreement between Derek Lidow and International Rectifier Corporation, dated as of May 10, 1999
10(ag)	First Amendment dated September 29, 1999, to Consulting, Nondisclosure, Severance and Resignation Agreement between Derek Lidow and International Rectifier Corporation, dated as of May 10, 1999
10(ah)	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-37308 (Exhibit 4)
10(ai)	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-41904
10(aj)	Credit Agreement dated as of November 2000 among International Rectifier Corporation, and the initial lenders named therein, BNP Paribas, as sole arranger	Form 10-Q — for the quarterly period ended September 30, 2000 as filed with the Securities and Exchange Commission, file No. 1-7935
10(ak)
	Form of Security Agreement, dated as of November 2, 2000, entered into by and between the grantors named therein and BNP Paribas as agent, in connection with Credit Agreement, dated as of November 2, 2000.	Form 10-Q — for the quarterly period ended September 30, 2000 as filed with the Securities and Exchange Commission, file No. 1-7935.
10(al)	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-57608

10(am)	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2001.	Form 10-Q — for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission, file No. 1-7935
10(an)	Amendment, dated as of March 22, 2001, to ISDA Master Agreement dated as of July 1, 1999, between International Rectifier and BNP Paribas	Form 10-Q — for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission, file No. 1-7935

Submitted Herewith:

    See page 23 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

21	List of Subsidiaries
23	Consent of Independent Accountants

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
	By:	/s/ MICHAEL P. MCGEE Michael P. McGee Executive Vice President and Chief Financial Officer
Date: September 30, 2001

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

Signature	Title	Date

/s/ ERIC LIDOW Eric Lidow	Chairman of the Board	September 30, 2001
/s/ ALEXANDER LIDOW Alexander Lidow	Director, Chief Executive Officer	September 30, 2001
/s/ ROBERT J. MUELLER Robert J. Mueller	Director, Executive Vice President	September 30, 2001
/s/ GEORGE KRSEK George Krsek	Director	September 30, 2001
/s/ JACK O. VANCE Jack O. Vance	Director	September 30, 2001
/s/ ROCHUS E. VOGT Rochus E. Vogt	Director	September 30, 2001
/s/ JAMES D. PLUMMER James D. Plummer	Director	September 30, 2001
/s/ MINORU MATSUDA Minoru Matsuda	Director	September 30, 2001

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 30, 2001, 2000, and 1999
(In 000's)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other	Deductions (1)	Balance at End of Period
2001
Allowance for doubtful accounts	$1,280	$642	—	$(124)	$1,798
Deferred tax valuation allowance	12,609	4,781	—	(928)	16,462
Inventory valuation reserve	4,469	52,344	—	(5,183)	51,630
2000
Allowance for doubtful accounts	$1,886	$469	—	$(1,075)	$1,280
Deferred tax valuation allowance	31,812	3,841	$(4,773)	(18,271)	12,609
Inventory valuation reserve	3,286	22,085	—	(20,902)	4,469
1999
Allowance for doubtful accounts	$1,401	$1,280	$117	$(912)	$1,886
Deferred tax valuation allowance	4,297	20,669	6,846	—	31,812
Inventory valuation reserve	2,551	6,528	—	(5,793)	3,286

(1)
Deductions include the write-off of uncollectible amounts with respect to trade accounts receivable, obsolete and scrap inventory, revaluation or write-off of federal and state valuation allowance, and the effects of Statement of Financial Accounting Standards No. 52.

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Price Range of Common Stock (Closing Prices in Dollars)
Index to Consolidated Financial Statements and Financial Statement Schedule
REPORT OF INDEPENDENT ACCOUNTANTS
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In 000's except per share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (In 000's)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In 000's except share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In 000's except share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In 000's)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
EXHIBIT INDEX
SIGNATURES
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Fiscal Years Ended June 30, 2001, 2000, and 1999 (In 000's)