Form 10-Q
period 2001-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2001-11-14
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

/x/	Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

/ /	Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File No. 1-7935

International Rectifier Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-1528961 (IRS employer identification number)
233 Kansas Street El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

Registrant's telephone number, including area code: (310) 726-8000

No Change
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    There were 63,289,578 shares of the registrant's common stock, par value $1.00 per share, outstanding on November 8, 2001.

Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

    INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(In thousands except per share amounts)

	Three Months Ended September 30,
	2001	2000
Revenues	$168,489	$249,435
Cost of sales	108,576	150,732

Gross profit	59,913	98,703
Selling and administrative expense	30,998	33,787
Research and development expense	16,898	14,951
Amortization of acquisition-related intangibles	965	241

Operating profit	11,052	49,724
Other income (expense)
Interest income	8,618	11,179
Interest expense	(6,418)	(5,288)
Other, net	(278)	501

Income before income taxes	12,974	56,116
Provision for income taxes	3,373	14,029

Net income	$9,601	$42,087

Net income per common share—Basic	$0.15	$0.68

Net income per common share—Diluted	$0.15	$0.63

Average common shares outstanding—Basic	63,253	61,831

Average common shares and potentially dilutive securities outstanding—Diluted	64,937	66,661

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,
	2001	2000
Net income	$9,601	$42,087
Other comprehensive income (loss), net of tax effect of $1,741 and ($1,195) respectively:
Foreign currency translation adjustments	2,144	(3,946)
Unrealized gains (loss) on securities:
Unrealized gains (loss) on available-for-sale securities, net of tax effect of $1,464 and ($1,195)	(2,493)	2,035
Unrealized loss on foreign currency forward contract, net of tax effect of $277	(472)	—

Other comprehensive loss	(821)	(1,911)

Comprehensive income	$8,780	$40,176

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

	September 30, 2001	June 30, 2001
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$374,520	$395,414
Short-term investments	440,912	455,947
Trade accounts receivable, net	131,382	138,595
Inventories	171,340	149,375
Deferred income taxes	28,683	31,339
Prepaid expenses and other receivables	41,489	38,511

Total current assets	1,188,326	1,209,181
Property, plant and equipment, net	387,809	381,916
Goodwill and acquisition-related intangible assets, net	91,417	92,382
Other assets	55,456	62,983

Total assets	$1,723,008	$1,746,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$20,393	$13,343
Long-term debt, due within one year	1,272	1,363
Accounts payable	63,199	87,130
Accrued salaries, wages and commissions	21,129	20,414
Other accrued expenses	53,978	73,725

Total current liabilities	159,971	195,975
Long-term debt, less current maturities	552,361	552,751
Other long-term liabilities	6,812	6,300
Deferred income taxes	12,138	11,779
Stockholders' equity:
Common stock	63,272	63,132
Capital contributed in excess of par value of shares	679,932	676,783
Retained earnings	258,455	248,854
Accumulated other comprehensive loss	(9,933)	(9,112)

Total stockholders' equity	991,726	979,657

Total liabilities and stockholders' equity	$1,723,008	$1,746,462

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2001	2000

Cash flow from operating activities:
Net income	$9,601	$42,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,946	14,847
Amortization of acquisition-related intangibles	965	241
Deferred income	—	(150)
Deferred income taxes	2,982	1,888
Deferred compensation	(130)	—
Change in working capital	(56,403)	(6,082)

Net cash provided by (used in) operating activities	(29,039)	52,831

Cash flow from investing activities:
Additions to property, plant and equipment	(18,194)	(27,018)
Proceeds from sale of property, plant and equipment	143	713
Purchase of short-term investments	(3)	(100,924)
Proceeds from sale of short-term investments	15,038	—
Change in other investing activities, net	4,948	(2,103)

Net cash provided by (used in) investing activities	1,932	(129,332)

Cash flow from financing activities:
Proceeds from issuance of short-term debt, net of repayments	5,933	863
Proceeds from issuance of long-term debt	—	529,964
Payments on obligations under capital leases	(421)	(1,118)
Proceeds from issuance of common stock and exercise of stock options	3,289	9,088
Other, net	(3,088)	(3,810)

Net cash provided by financing activities	5,713	534,987

Effect of exchange rate changes on cash and cash equivalents	500	(408)

Net increase (decrease) in cash and cash equivalents	(20,894)	458,078
Cash and cash equivalents, beginning of period	395,414	196,406

Cash and cash equivalents, end of period	$374,520	$654,484

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2001

1. Summary of Significant Accounting Policies

    The consolidated financial statements include the accounts of International Rectifier Corporation and subsidiaries ("the Company") which are located in North America, Europe, China, Japan, India and Southeast Asia. All material intercompany transactions have been eliminated in consolidation.

    The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company's management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2001 and the consolidated results of operations and cash flows for the three-month periods ended September 30, 2001 and 2000. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

    The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

    The Company operates on a fiscal calendar under which the quarter ended September 2001 consisted of 13 weeks ending September 30, 2001, and the quarter ended September 2000 consisted of 13 weeks ending October 1, 2000.

2. Net Income Per Common Share

    Net income per common share—Basic is computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share—Diluted is similar to the computation of net income per common share—Basic except that the denominator is increased to include the number of additional common shares, such as options, that would have been outstanding using the treasury stock method for the exercise of options. The Company's use of the treasury stock method also reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

    The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the three-month periods ended September 30, 2001 and 2000 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2001
Net income per common share — Basic	$9,601	63,253	$0.15
Effect of dilutive securities:
Stock options	—	1,684	—

Net income per common share — Diluted	$9,601	64,937	$0.15

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2000
Net income per common share — Basic	$42,087	61,831	$0.68
Effect of dilutive securities:
Stock options	—	4,830	(0.05)

Net income per common share — Diluted	$42,087	66,661	$0.63

    The conversion effect of the Company's outstanding convertible subordinated notes into 7,439,000 shares of common stock has not been included in the computation of diluted income per share since such effect would be anti-dilutive.

3. Cash and Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less to be classified as cash equivalents. The cost of these investments approximates fair value.

4. Investments

    The Company considers all investments, other than cash and cash equivalents, with maturities up to 15 months or less to be classified as short-term investments.

    In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company records in the balance sheet all investments at fair value, with changes in unrealized gains and losses, net of tax, recorded in other comprehensive income.

    Available-for-Sale Securities as of September 30, 2001 (in thousands):

  Short-term Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate Debt	$351,481	$2,747	$(34)	$354,194
U.S. Government and Agency Obligations	51,833	479	—	52,312
Other Debt	34,233	174	(1)	34,406

	$437,547	$3,400	$(35)	$440,912

  Long-term Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Equity Securities	$22,981	—	(4,634)	$18,347

5. Derivative Financial Instruments

    The Company utilizes derivative financial instruments, primarily forward contracts, in order to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities, or certain forecasted foreign currency denominated transactions. The Company's accounting policies for these instruments are based on whether they meet criteria for designation as hedging transactions. Changes in fair value of derivatives that are designated as cash flow hedges, are highly effective, and qualify as hedging instruments are recorded in other comprehensive income until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. Changes in fair value of derivatives that do not qualify as hedging instruments are recorded in earnings.

    In March 2001, the Company entered into a $220.0 million foreign currency forward exchange contract to sell 1.2 billion Japanese Yen on a quarterly basis from June 2001 through March 2006. This contract is used to hedge the effect of exchange rate fluctuations on forecasted intercompany purchases by the Company's subsidiary in Japan. Unrealized gains (loss) relating to this contract, net of tax, of ($0.5 million) and $1.3 million, at September 30, 2001 and June 30, 2001, respectively, were recorded in other comprehensive income. Based on the fair value of this forward exchange contract at September 30, 2001, the Company does not expect to reclassify a material amount from accumulated other comprehensive income to earnings during the next twelve months. The Company had approximately $198.0 million and $209.0 million in notional value under these forward foreign exchange contracts outstanding, at September 30, 2001 and June 30, 2001, respectively.

    The Company had approximately $30.6 million and $30.5 million of forward contracts not designated as hedges at September 30, 2001 and June 30, 2001, respectively. Unrealized gains (loss) were ($0.6 million) and $0.4 million at September 30, 2001 and June 30, 2001, respectively.

6. Inventories

    Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at September 30, 2001 and June 30, 2001 were comprised of the following (in thousands):

	September 30, 2001 (Unaudited)	June 30, 2001
Raw materials	$25,696	$19,268
Work-in-process	69,485	68,557
Finished goods	76,159	61,550

	$171,340	$149,375

7. Goodwill and Acquisition-Related Intangible Assets

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. SFAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 must be adopted in fiscal years beginning after December 15, 2001 as of the beginning of the fiscal year. The Company has adopted SFAS 142 effective July 1, 2001.

    In accordance with SFAS 141 and SFAS 142, $6.5 million of net assembled workforce was reclassified from amortized acquisition-related intangible assets to goodwill. At September 30, 2001 and June 30, 2001, goodwill and acquisition-related intangible assets included the following (in thousands):

		September 30, 2001 (Unaudited)		June 30, 2001
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$64,259	($2,937)	$56,689	($1,833)
Acquisition-related intangible assets:
Assembled workforce		—	—	7,570	(1,104)
Complete technology	7—12	13,720	(2,169)	13,720	(1,802)
Distribution rights and customer lists	5—12	15,330	(1,364)	15,330	(976)
Intellectual property and other	5—12	5,313	(735)	5,313	(525)

Total acquisition-related intangible assets		34,363	(4,268)	41,933	(4,407)

Total goodwill and acquisition-related intangible assets		$98,622	($7,205)	$98,622	($6,240)

    Amortization expense of goodwill and assembled workforce included in the quarter ended September 30, 2000 was $54,000, which did not change net income per common share for that quarter.

    Estimated amortization expense for the next five years is as follows:

Fiscal 2003	$3,861
Fiscal 2004	$3,861
Fiscal 2005	$3,861
Fiscal 2006	$3,470
Fiscal 2007	$2,788

    The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. The amortization periods for these intangible assets range from 5 to 12 years, depending on the nature of the assets acquired. The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating these assets, the Company compares the undiscounted future operating income with the carrying value of the asset to determine whether there has been any impairment. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on a discounted cash flows analysis. Based on its review, the Company does not believe that any impairment of goodwill or acquisition-related intangible assets has occurred.

8. Bank Loans and Long-Term Debt

    A summary of the Company's long-term debt and other loans at September 30, 2001 and June 30, 2001 is as follows (in thousands):

	September 30, 2001 (Unaudited)	June 30, 2001
Convertible subordinated notes at 4.25% due in 2007	$550,000	$550,000
Other loans and capitalized lease obligations	3,633	4,114

Debt, including current portion of long-term debt ($1,272 in September 2001 and $1,363 in June 2001)	553,633	554,114
Foreign unsecured revolving bank loans at rates from 1.5% to 7.42%	20,393	13,343

Total debt	$574,026	$567,457

    In July 2000, the Company sold $550 million principal amount of 4 1/4% Convertible Subordinated Notes due 2007. The interest rate is 4 1/4% per annum on the principal amount, payable semi-annually in January and July, beginning January 2001. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The notes are subordinated to all of the Company's existing and future debt. The Company may redeem any of the notes, in whole or in part, on or after July 18, 2003, as specified in the notes and related indenture agreement.

    In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility with BNP Paribas and seven other banks, which provided a credit line of $150 million. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25% and 1.125% for base rate advances and a margin of between 1.25% and 2.125% for eurocurrency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is 0.375% of the unused portion of the credit facility. The facility also contains certain financial and other covenants. The Company pledged as collateral shares of certain of its subsidiaries. As of September 30, 2001 and June 30, 2001, the Company had $13.0 million and $12.1 million outstanding under the credit agreement, respectively.

9. Impairment of Assets, Restructuring and Severance Charges

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

    The asset writedown included the following: a) An uncompleted wafer fabrication bay at the Company's facility in Temecula, California with a carrying value of $26.8 million, was adjusted to a fair value of $0.6 million. The Company has no current plans to utilize these site-specific assets or complete the construction of the wafer bay; b) Equipment no longer utilized, located at the Company's subcontract assembly facilities in Southeast Asia with a carrying value of $1.0 million, was written off; c) Building improvements and certain production lines at our facilities in Great Britain with a carrying value of $3.9 million were adjusted to a fair value of $0.2 million. These production lines were operating at very low utilization and the Company has no plans for future production on these particular lines; d) Building improvements and wafer and assembly equipment in Italy with a carrying value of $2.1 million were adjusted to a fair value of $0.2 million. These production lines were idle with no plans for future use, and production of certain products was transferred to the Company's facilities in India; e) Information systems applications with a carrying value of $3.8 million were written down primarily as a result of a move to a new datacom/telecom infrastructure and the implementation of changes to the Company's financial reporting systems; and f) Under the terms of certain of the Company's subcontract assembly agreements in Southeast Asia, the Company has the obligation to purchase back $4.3 million of equipment because its order volume fell below predetermined thresholds. Order volumes are not expected to increase to a level which would relieve the obligation, and the Company has no other plans to utilize the equipment.

    The $38.4 million inventory writedown reflects a loss of utility as a result of the impact of the semiconductor industry downturn and weak demand in the Company's end markets. In determining the inventory charge, the Company addressed the following factors: a) Market conditions make certain customer-specific inventory excessive. In light of current market conditions the Company does not expect to sell a large portion of this inventory; b) The Company had built up inventory during fiscal 2001 to support a revenue level significantly higher than revised projections for its information technology customers' current generation of datacom/telecom equipment. Reduced demand for these customer products makes inventory levels excessive and reduces the expected recoverability; and c) The Company has excess inventory that it expects will be sold at prices lower than its historical cost.

    In the quarter ended June 2001, the Company recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at its facilities in Great Britain. As of September 30, 2001, the Company had eliminated all 29 positions and paid $0.8 million for related termination benefits.  The unutilized severance accrual of $2.0 million at September 30, 2001, classified as current, relates to remaining severance payments to certain employees who were notified prior to June 30, 2001 of the elimination of their positions. In addition, in the first quarter of fiscal year 2002, the Company announced a further workforce reduction of approximately 500 positions. The Company plans to absorb the cost of this workforce reduction into fiscal year 2002 operations.

10. Geographical Information

    The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for September 30, 2001 and 2000, and June 30, 2001 is presented below (in thousands):

	Three Months Ended September 30,
	2001 (Unaudited)	2000 (Unaudited)
Revenues from Unaffiliated Customers
North America	$64,503	$95,267
Asia Pacific and Japan	59,286	90,568
Europe	32,042	52,190

Subtotal	155,831	238,025
Unallocated royalties	12,658	11,410

Total	$168,489	$249,435

	September 30, 2001 (Unaudited)	June 30, 2001
Long-lived Assets
North America	$488,580	$493,458
Asia Pacific and Japan	9,645	9,479
Europe	36,457	34,344

Total	$534,682	$537,281

    No customer accounted for more than 10% of the Company's consolidated net revenues in the three months ended September 30, 2001. One customer accounted for 12% of the Company's consolidated net revenues in the three months ended September 30, 2000. No customer accounted for more than 10% of the Company's accounts receivable at September 30, 2001 and June 30, 2001.

11. Environmental Matters

    Federal, state, and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals, and gases used in semiconductor manufacturing processes. The Company does not believe that compliance with such laws and regulations as are now in effect will have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

    Counsel for Rachelle received a letter dated August 2001 from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site. The offer required a payment from Rachelle in the amount of approximately $9.3 million in order to take advantage of the settlement. Rachelle did not accept the offer, as it did not accept earlier offers of settlement.

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

    The Company received a letter in June 2001 from a law firm representing UDT Sensors, Inc. relating to environmental contamination (chlorinated solvents such as trichlorethene) assertedly found in UDT's properties in Hawthorne, California. The letter alleges that the Company operated a manufacturing business at that location in the 1970's and/or 1980's and that it may have liability in connection with the claimed contamination. The Company is investigating the matter and has made no accrual for any potential loss.

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

    The Company reached a settlement in principle with respect to the lawsuits in August 2001. The settlement contemplates the dismissal of all claims without any payments by the Company. The settlement requires the filing of formal documents with the court and court approval.

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

13. Income Taxes

    The Company's effective tax rate for the three months ended September 30, 2001 was approximately 26%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

    The Company's effective tax rate for the three months ended September 30, 2000 was approximately 25%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit and higher state taxes.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three-Month Period Ended September 30, 2001 Compared with the Three-Month Period Ended September 30, 2000

    The following table sets forth certain items as a percentage of revenues.

	Three Months Ended September 30, (Unaudited)
	2001	2000
Revenues	100.0%	100.0%
Cost of sales	64.4	60.4

Gross profit	35.6	39.6
Selling and administrative expense	18.4	13.6
Research and development expense	10.0	6.0
Amortization of acquisition-related intangible assets	0.6	0.1

Operating profit	6.6	19.9
Interest income	5.1	4.5
Interest expense	(3.8)	(2.1)
Other income (expense), net	(0.2)	0.2

Income before income taxes	7.7	22.5
Provision for income taxes	2.0	5.6

Net income	5.7%	16.9%

    Revenues were $168.5 million and $249.4 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in revenues reflected the current industry downturn. Revenues in the current quarter period included $12.7 million of net patent royalties, versus $11.4 million in the comparable prior year quarter.

    Revenues reflected a richer mix of business in the quarter. Proprietary product revenues (analog ICs, advanced-circuit devices, and power systems) rose by 8% compared to the prior year quarter. These products now comprise 48% of product revenues, compared to 30% in the comparable prior year quarter. Orders for proprietary products grew by 4% from the preceding quarter and, for the third consecutive quarter, represented more than half of total orders.

    Shipments to the consumer products, automotive, and defense/aerospace segments increased by 37% year-to-year and helped to offset weakness in the information technology and industrial markets.

    In the three-month period ended September 30, 2001, gross profit was $59.9 million (35.6% of revenues) versus $98.7 million (39.6% of revenues) in the comparable prior year quarter. Gross margin decreased as a result of lower production volumes for components, a decline in component prices, and severance costs, partially offset by strength in higher-margin proprietary products.

    In the three-month period ended September 30, 2001, selling and administrative expense was $31.0 million (18.4% of revenues) compared to $33.8 million for the same fiscal 2001 quarter (13.6% of revenues). The dollar decline reflected a lower revenue base and the benefits from our cost containment programs. The percentage of revenues increased as a result of lower sales compared to the comparable prior year quarter.

    In the three-month period ended September 30, 2001, our research and development expenditures grew to $16.9 million (10.0% of revenues), versus $15.0 million (6.0% of revenues) in the comparable prior year quarter. The dollar increase reflected our investment in the development of new proprietary products for automotive, information technology, appliances and other motion control applications.

    In the first quarter, amortization of acquisition-related intangible assets was $1.0 million (0.6% of revenues), compared to $0.2 million (0.1% of revenues) in the prior year quarter. The increase reflected the acquisition of Unisem, Inc. and Advanced Analog, Inc. in fiscal 2001.

    Interest income was $8.6 million versus $11.2 million for the quarter ended September 30, 2001 and 2000, respectively. The current quarter decrease reflected lower interest income from short-term investments as a result of a decline in interest rates.

    Interest expense was $6.4 million versus $5.3 million for the quarter ended September 30, 2001 and 2000, respectively. The increase in interest expense is a result of higher average debt outstanding in the current quarter.

    Net foreign currency gains and losses were less than $1.0 million in each three-month period.

    Our effective tax rate for the three months ended September 30, 2001 was approximately 26%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

    Our effective tax rate for the three months ended September 30, 2000 was approximately 25%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit, and higher state taxes.

Liquidity and Capital Resources

    At September 30, 2001, we had cash and cash equivalent balances of $374.5 million and short-term investments of $440.9 million. Our short-term investment portfolio consists of fixed-income, investment-grade securities with maturities of no more than 15 months.

    During the three-month period ended September 30, 2001, cash used in operating activities was $29.0 million compared to cash provided by operating activities of $52.8 million in the prior year quarter. Working capital decreased by $56.4 million in the quarter, related to lower sales volume.

    We sold $15.0 million in short-term investments and invested $18.2 million in capital equipment in the current quarter. Proceeds from investing activities totaled $1.9 million in this period. At September 30, 2001, we had made purchase commitments for capital expenditures of approximately $4.8 million. We plan capital expenditures equivalent to less than 12% of revenue in fiscal 2002, principally to upgrade fab and assembly equipment and to support development of proprietary and next-generation products. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations. We believe that our current financial resources will be sufficient for normal operating activities and we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

    Financing activities during the quarter generated $5.7 million. As of September 30, 2001, we had equipment and foreign credit facilities of $159.1 million, against which $19.9 million had been borrowed.

    At September 30, 2001, cash, cash equivalents, short-term investments and unused credit facilities totaled $954.6 million.

    For the possible effects of environmental matters on liquidity, see "Notes to Consolidated Financial Statements—Note 11—Environmental Matters."

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

    We have completed an internal analysis to determine the effects of the January 1, 2002 conversion. The assessment included the potential impact of adapting information technology and other systems to accommodate euro-denominated transactions, the impact on currency exchange rate risk and currency exchange costs, and the impact on existing contracts. We have converted our information systems to accommodate euro-denominated transactions.

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

Impairment of Assets, Restructuring and Severance Charges

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

    The asset writedown included the following: a) An uncompleted wafer fabrication bay at our facility in Temecula, California with a carrying value of $26.8 million, was adjusted to a fair value of $0.6 million. We have no current plans to utilize these site-specific assets or complete the construction of the wafer bay; b) Equipment no longer utilized, located at our subcontract assembly facilities in Southeast Asia with a carrying value of $1.0 million, was written off; c) Building improvements and certain production lines at our facilities in Great Britain with a carrying value of $3.9 million were adjusted to a fair value of $0.2 million. These production lines were operating at very low utilization and we have no plans for future production on these particular lines; d) Building improvements and wafer and assembly equipment in Italy with a carrying value of $2.1 million were adjusted to a fair value of $0.2 million. These production lines were idle with no plans for future use, and production of certain products was transferred to our facilities in India; e) Information systems applications with a carrying value of $3.8 million were written down primarily as a result of a move to a new datacom/telecom infrastructure and the implementation of changes to our financial reporting systems; and f) Under the terms of certain of our subcontract assembly agreements in Southeast Asia, we have the obligation to purchase back $4.3 million of equipment because our order volume fell below predetermined thresholds. Order volumes are not expected to increase to a level which would relieve the obligation, and we have no other plans to utilize the equipment.

    The $38.4 million inventory writedown reflects a loss of utility as a result of the impact of the semiconductor industry downturn and weak demand in our end markets. In determining the inventory charge, we addressed the following factors: a) Market conditions make certain customer-specific inventory excessive. In light of current market conditions we do not expect to sell a large portion of this inventory; b) We have built up inventory during fiscal 2001 to support a revenue level significantly higher than revised projections for our information technology customers' current generation of datacom/telecom equipment. Reduced demand for these customer products makes inventory levels excessive and reduces the expected recoverability; and c) We have excess inventory that is expected to be sold at prices lower than its historical cost.

    In the quarter ended June 2001, we recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at our facilities in Great Britain. As of September 30, 2001, we had eliminated all 29 positions and paid $0.8 million for related termination benefits. The unutilized severance accrual of $2.0 million at September 30, 2001, classified as current, relates to remaining severance payments to certain employees who were notified prior to June 30, 2001 of the elimination of their positions. In addition, in the first quarter of fiscal year 2002, we announced a further workforce reduction of approximately 500 positions. We plan to absorb the cost of this workforce reduction into fiscal year 2002 operations.

    We expect to reduce costs by approximately $35 million by the end of calendar year 2002 as a result of the June 2001 restructuring activities and the reduction in workforce announced in the first quarter of fiscal 2002. The projected savings will consist primarily of lower direct labor costs, lower depreciation expense, and lower selling and administrative costs.

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

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

    This Form 10-Q Report contains some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking materials are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be underutilized, capital spending might be slowed, and our performance might be negatively impacted. Additional factors that could affect actual results include the failure of market demand to materialize as anticipated; greater-than-expected weakness or program or order postponements in the information technology segments of our business; the effectiveness of cost controls and cost reductions; litigation and other unexpected costs associated with cost-reduction efforts, including reductions-in-force and the transfer and consolidation of product lines; the effectiveness of integration of acquisitions into our operations and the transfer and consolidation of product lines; our ability and timing to achieve strategic acquisitions and the effect of associated costs; the accuracy of customers' forecasts; push-out of delivery dates; product returns; market and sector conditions that affect our customers, licensees, and suppliers; introduction, acceptance, availability, and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications; company and market impact due to the cancellation of customer and/or industry programs; our mix of product shipments; availability of adequate capacity and unanticipated costs of refurbishment or replacement of equipment; pricing pressures; failure of suppliers and subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; impact of any disruption in, or increased cost of, electricity and/or other critical supplies; economic conditions in our markets around the world and the timing of changes in market conditions; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation or to the euro conversion; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade, and export regulations and policies; the actual results of any outstanding litigation; and other uncertainties disclosed in our most recent Form 10K and our other filings with the Securities and Exchange Commission. Additionally, to the foregoing factors should be added the financial and other ramifications of terrorist actions.

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

  Interest Rate Risk

    Our financial assets and liabilities that are subject to interest rate risk are our short-term investments. As of September 30, 2001, a 10% change in interest rates would not have had a material effect on our results of operations, financial position or cash flows.

  Foreign Currency Risk

    We conduct business in various parts of the world and in various foreign currencies. We manage potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments related to our foreign currency denominated receivables and payables at certain of our international subsidiaries. At September 30, 2001, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding foreign currency forward exchange contracts. If we had experienced an adverse change in foreign exchange rates of as much as 10%, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position and cash flows.

    We derive a large portion of our revenues from sales in foreign markets. The notional amount of our foreign currency forward exchange contracts was $228.6 million at September 30, 2001. The change in fair value of our foreign currency forward contracts that were not designated as hedges was $0.6 million and was recorded in earnings for the quarter ended September 30, 2001. The change in fair value of our foreign currency forward contract that was designated as a hedge was $0.5 million, net of tax, and was recorded in other comprehensive income at September 30, 2001.

    The net realized foreign currency transaction gains were $0.6 million for the quarter ended September 30, 2001.

PART II. OTHER INFORMATION

ITEM 4.	Report on Form 8-K and Exhibit
	a)	On August 30, 2001, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding the class action lawsuits brought against it and certain of its directors and officers in 1991.
b)
On October 1, 2001, the Company filed a Registration Statement on Form S-8 (registration number 333-70560) relating to the International Rectifier Corporation 1997 Employee Stock Incentive Plan, as amended.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION
Registrant

November 14, 2001	MICHAEL P. MCGEE Michael P. McGee Executive Vice President, Chief Financial Officer and Principal Accounting Officer

QuickLinks

Table of Contents
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (In thousands)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONSOLIDATED BALANCE SHEET (In thousands)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2001
SIGNATURES
INTERNATIONAL RECTIFIER CORPORATION Registrant