Form 10-Q
period 2001-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2002-02-13
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-7935

International Rectifier Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	95-1528961 (IRS EMPLOYER IDENTIFICATION NUMBER)
233 KANSAS STREET (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	90245 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310)726-8000

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

        There were 63,413,317 shares of the registrant's common stock, par value $1.00 per share, outstanding on February 7, 2002.

Table of Contents

		Page Reference
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Consolidated Statement of Income for the Three-Month and Six-Month Periods Ended December 31, 2001 and 2000	3
	Unaudited Consolidated Statement of Comprehensive Income for the Three-Month and Six-Month Periods Ended December 31, 2001 and 2000	4
	Unaudited Consolidated Balance Sheet as of December 31, 2001 and June 30, 2001 (Audited)	5
	Unaudited Consolidated Statement of Cash Flows for the Six-Month Periods Ended December 31, 2001 and 2000	6
	Notes to Unaudited Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21
PART II.	OTHER INFORMATION
ITEM 4.	Exhibits	22

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues	$172,090	$268,069	$340,579	$517,504
Cost of sales	111,509	158,963	220,085	309,695

Gross profit	60,581	109,106	120,494	207,809
Selling and administrative expense	30,274	34,704	61,272	68,491
Research and development expense	16,979	16,685	33,877	31,636
Amortization of acquisition-related intangibles	971	450	1,936	691

Operating profit	12,357	57,267	23,409	106,991
Other income (expense):
Interest income	8,865	13,661	17,483	24,840
Interest expense	(6,812)	(7,771)	(13,230)	(13,059)
Other, net	147	474	(131)	975

Income before income taxes	14,557	63,631	27,531	119,747
Provision for income taxes	3,785	17,105	7,158	31,134

Net income	$10,772	$46,526	$20,373	$88,613

Net income per common share—Basic	$0.17	$0.75	$0.32	$1.43

Net income per common share—Diluted	$0.17	$0.71	$0.31	$1.34

Average common shares outstanding—Basic	63,296	62,004	63,274	61,918

Average common shares and potentially dilutive securities outstanding—Diluted	64,970	65,497	64,954	66,079

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Net income	$10,772	$46,526	$20,373	$88,613
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,986)	67	(1,842)	(3,879)
Unrealized gains (loss) on securities:
Unrealized holding gains (loss) on available-for-sale securities, net of tax effect of $1,000, $516, $2,443 and ($680), respectively	(1,703)	(878)	(4,196)	1,157
Unrealized holding gains on foreign currency forward contract, net of tax effect of ($5,826), $0, ($5,549) and $0, respectively	9,920	—	9,448	—

Other comprehensive income (loss), net of tax effect of ($4,826), $516, ($3,105) and ($680), respectively	4,231	(811)	3,410	(2,722)

Comprehensive income	$15,003	$45,715	$23,783	$85,891

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31, 2001	June 30, 2001
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$442,478	$395,414
Short-term investments	95,013	455,947
Trade accounts receivable, net	132,037	138,595
Inventories	179,207	149,375
Deferred income taxes	26,027	31,339
Prepaid expenses and other receivables	30,956	38,511

Total current assets	905,718	1,209,181
Long-term investments in debt securities	297,256	—
Property, plant and equipment, net	393,217	381,916
Goodwill and acquisition-related intangible assets, net	90,547	92,382
Other assets	74,213	62,983

Total assets	$1,760,951	$1,746,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$18,516	$13,343
Long-term debt, due within one year	1,179	1,363
Accounts payable	63,935	87,130
Accrued salaries, wages and commissions	16,575	20,414
Other accrued expenses	67,083	73,725

Total current liabilities	167,288	195,975
Long-term debt, less current maturities	551,071	552,751
Other long-term liabilities	17,546	6,300
Deferred income taxes	17,498	11,779
Stockholders' equity:
Common stock	63,313	63,132
Capital contributed in excess of par value of shares	680,710	676,783
Retained earnings	269,227	248,854
Accumulated other comprehensive loss	(5,702)	(9,112)

Total stockholders' equity	1,007,548	979,657

Total liabilities and stockholders' equity	$1,760,951	$1,746,462

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended December 31,
	2001	2000
Cash flow from operating activities:
Net income	$20,373	$88,613
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	28,724	30,484
Amortization of acquisition-related intangibles	1,937	691
Deferred income	—	(300)
Deferred income taxes	11,020	2,915
Deferred compensation	(143)	—
Change in working capital	(64,720)	(1,578)

Net cash provided by (used in) operating activities	(2,809)	120,825

Cash flow from investing activities:
Additions to property, plant and equipment	(39,031)	(45,058)
Proceeds from sale of property, plant and equipment	1,116	1,459
Net sale (purchases) of investments in debt securities	63,540	(221,529)
Acquisition of businesses, net of cash	—	(24,656)
Change in other investing activities, net	4,948	(12,205)

Net cash provided by (used in) investing activities	30,573	(301,989)

Cash flow from financing activities:
Proceeds from issuance of short-term debt, net of repayments	5,261	863
Proceeds from issuance of long-term debt, net of repayments	178	529,511
Payments on obligations under capital leases	(715)	(1,118)
Proceeds from issuance of common stock and exercise of stock options	5,131	11,429
Proceeds from hedge transaction	9,805	—
Other, net	(279)	(361)

Net cash provided by financing activities	19,381	540,324

Effect of exchange rate changes on cash and cash equivalents	(81)	(243)

Net increase in cash and cash equivalents	47,064	358,917
Cash and cash equivalents, beginning of period	395,414	196,406

Cash and cash equivalents, end of period	$442,478	$555,323

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1. Summary of Significant Accounting Policies

        The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries ("the Company"), which are located in North America, Europe, China, Japan, India and Southeast Asia. Intercompany transactions have been eliminated in consolidation.

        The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company's management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2001, the consolidated results of operations for the three and six-month periods ended December 31, 2001 and 2000, and cash flows for the six-month periods ended December 31, 2001 and 2000. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

        The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

        The Company operates on a fiscal calendar under which the six months ended December 2001 consisted of 26 weeks ending December 30, 2001, and the six months ended December 2000 consisted of 26 weeks ending December 31, 2000.

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

        The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the six-month periods ended December 31, 2001 and 2000 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended December 31, 2001
Net income per common share—Basic	$10,772	63,296	$0.17
Effect of dilutive securities:
Stock options	—	1,674	—

Net income per common share—Diluted	$10,772	64,970	$0.17

Three months ended December 31, 2000
Net income per common share—Basic	$46,526	62,004	$0.75
Effect of dilutive securities:
Stock options	—	3,493	(0.04)

Net income per common share—Diluted	$46,526	65,497	$0.71

Six months ended December 31, 2001
Net income per common share—Basic	$20,373	63,274	$0.32
Effect of dilutive securities:
Stock options	—	1,680	(0.01)

Net income per common share—Diluted	$20,373	64,954	$0.31

Six months ended December 31, 2000
Net income per common share—Basic	$88,613	61,918	$1.43
Effect of dilutive securities:
Stock options	—	4,161	(0.09)

Net income per common share—Diluted	$88,613	66,079	$1.34

        The conversion effect of the Company's outstanding convertible subordinated notes into 7,439,000 shares of common stock has not been included in the computation of diluted income per share since such effect would be anti-dilutive.

3. Cash and Cash Equivalents

        The Company classifies all highly liquid investments with maturities of ninety days or less as cash equivalents. The cost of these investments approximates fair value.

4. Investments

        The Company considers all investments, other than cash and cash equivalents, with maturities up to 12 months or less to be short-term investments. The Company invests in primarily fixed-income, investment-grade debt securities with maturities of no greater than 36 months for higher yield while preserving liquidity.

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company records in the balance sheet all investments at fair value, with changes in unrealized gains and losses, net of tax, recorded in other comprehensive income.

        Available-for-sale securities as of December 31, 2001 (in thousands):

  Short-Term Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$62,576	$117	$(56)	$62,637
U.S. government and agency obligations	16,057	44	(10)	16,091
Other debt	16,241	44	—	16,285

Total short-term investments	$94,874	$205	$(66)	$95,013

  Long-Term Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$204,731	$415	$(1,100)	$204,046
U.S. government and agency obligations	42,027	203	(65)	42,165
Other debt	51,475	33	(463)	51,045

Total long-term investments in debt securities	298,233	651	(1,628)	297,256
Equity securities	22,981	—	(7,192)	15,789

Total long-term investments	$321,214	$651	$(8,820)	$313,045

5. Derivative Financial Instruments

        The Company's primary objective for holding derivate financial instruments is to manage interest rate and foreign currency risks. The Company's accounting policies for these instruments are based on whether they meet certain criteria for designating them as either cash flow or fair value hedge transactions.

  Foreign Currency Risk

        The Company conducts business in various countries and foreign currencies, and uses primarily forward foreign exchange contracts to reduce the impact of currency exchange movements on the underlying assets, liabilities or certain forecasted foreign currency denominated transactions. Changes in fair value of derivatives that are highly effective cash flow hedges and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. Changes in fair value of these instruments that do not qualify or are not designated as hedging transactions are recorded in earnings.

        In March 2001, the Company entered into a $220.0 million foreign currency forward exchange contract, designated as a cash flow hedge, to sell 1.2 billion Japanese Yen on a quarterly basis from June 2001 through March 2006. This contract hedges the effect of exchange rate fluctuations on forecasted intercompany purchases by the Company's subsidiary in Japan. Unrealized gains relating to this contract, net of tax, of $9.9 million and $9.4 million, for the three and six months ended December 31, 2001, respectively, were recorded in other comprehensive income. Based on the fair value of this forward exchange contract at December 31, 2001, the Company does not expect to reclassify a material amount from accumulated other comprehensive income to earnings during the next twelve months.

        The Company had approximately $25.8 million and $30.5 million of forward contracts not designated as hedges at December 31, 2001 and June 30, 2001, respectively. Unrealized gains of $2.0 million and $1.0 million were recognized in the Income Statement for the three and six months ended December 31, 2001, respectively. In total, approximately $212.8 million and $239.5 million in notional value were outstanding at December 31, 2001 and June 30, 2001, respectively.

  Interest Rate Risk

        In December 2001, the Company entered into an interest rate swap transaction (the "Transaction") with an investment bank, JP Morgan Chase Bank (the "Bank"), to modify the interest characteristic of its outstanding convertible debt (the "Debt") (See Note 8.) The Transaction was designated as a fair value hedge under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The gain or loss from the change in fair value of the Transaction and the offsetting change in the hedged fair value of the Debt are recognized as interest expense.

        The notional amount of the Transaction was $412.5 million, representing 75% of the Debt, or the hedged item. The Company will receive from the Bank fixed payments equal to 4.25% of the notional amount, payable on January 15 and July 15 starting on January 15, 2002. In exchange, the Company will pay to the Bank floating rate payments equal to the 6-month London InterBank Offered Rate ("LIBOR") multiplied by the notional amount of the Transaction. The Company valued the Transaction and the hedged item on the transaction date. The fair value of the Transaction included in long-term liabilities was approximately $11.1 million at December 31, 2001.

        The Transaction will terminate on July 15, 2007 ("Termination Date"), subject to certain early termination provisions. On or after July 18, 2003 and prior to July 14, 2007, if the ten-day average closing price of the Company's common stock equals or exceeds $77.63, the Transaction will terminate. Upon termination, amounts due between the Company and the Bank shall accrue up to, but not including the Termination Date, and shall be paid on a simple interest net payment basis on the next scheduled payment date. Additionally, upon the occurrence of certain events, the Bank would be obligated to pay the Company an amount equal to the redemption premium called for under the terms of the Debt.

        In support of the Company's obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, in an amount $12.0 million plus the fair value of the Transaction, as determined from time to time. At quarter-end, $23.1 million in letters of credit were outstanding related to the Transaction.

        The Transaction qualifies as a fair value hedge under SFAS 133. To test effectiveness of the hedge, regression analysis will be performed comparing the change in fair value of the Transaction and the Debt. The fair value of the Transaction and the Debt will be calculated as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company's stock prices. In accordance with SFAS 133, both the hedged item, which is the principal redemption amount plus coupons of the Debt assumed to be called when its stock price equals or exceeds $77.63, and the Transaction will be marked to market through income. For the three and six months ended December 31, 2001, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

6. Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at December 31, 2001 and June 30, 2001 were comprised of the following (in thousands):

	December 31, 2001	June 30, 2001
		(Audited)
Raw materials	$30,712	$19,268
Work-in-process	65,302	68,557
Finished goods	83,193	61,550

	$179,207	$149,375

7. Goodwill and Acquisition-Related Intangible Assets

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. SFAS 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. The Company adopted SFAS 142 effective July 1, 2001.

        In accordance with SFAS 141 and SFAS 142, $6.5 million of net assembled workforce was reclassified from amortized acquisition-related intangible assets to goodwill at July 1, 2001. At December 31, 2001 and June 30, 2001, goodwill and acquisition-related intangible assets included the following (in thousands):

		December 31, 2001		June 30, 2001
				(Audited)
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$64,259	$(2,937)	$56,689	$(1,833)
Acquisition-related intangible assets:
Assembled workforce		—	—	7,570	(1,104)
Complete technology	7—12	13,720	(2,536)	13,720	(1,802)
Distribution rights and customer lists	5—12	15,442	(1,770)	15,330	(976)
Intellectual property and other	5—12	5,313	(944)	5,313	(525)

Total acquisition-related intangible assets		34,475	(5,250)	41,933	(4,407)

Total goodwill and acquisition-related intangible assets		$98,734	$(8,187)	$98,622	$(6,240)

        Amortization of goodwill and assembled workforce included in the three and six months ended December 31, 2000 was $0.1 million and $0.2 million, respectively, which did not change net income per common share for the respective periods.

        Estimated amortization expense for the next five years is as follows:

Fiscal 2003	$3,873
Fiscal 2004	$3,873
Fiscal 2005	$3,873
Fiscal 2006	$3,564
Fiscal 2007	$2,934

        The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. The amortization periods for these intangible assets subject to amortization range from 5 to 12 years, depending on the nature of the assets acquired. The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been any impairment. In evaluating intangible assets subject to amortization, the Company compares the carrying value of each intangible asset with its undiscounted operating cash flows. Based on its review, the Company does not believe that any impairment of goodwill or acquisition-related intangible assets has occurred.

8. Bank Loans and Long-Term Debt

        A summary of the Company's long-term debt and other loans at December 31, 2001 and June 30, 2001 is as follows (in thousands):

	December 31, 2001	June 30, 2001
		(Audited)
Convertible subordinated notes at 4.25% due in 2007 (net of accumulated fair value adjustment of $1,318 at December 31, 2001)	$548,682	$550,000
Other loans and capitalized lease obligations	3,568	4,114

Debt, including current portion of long-term debt ($1,179 at December 31, 2001 and $1,363 at June 30, 2001)	552,250	554,114
Foreign unsecured revolving bank loans at rates from 1.5% to 7.42%	18,516	13,343

Total debt	$570,766	$567,457

        In July 2000, the Company sold $550 million principal amount of 4 1/4% Convertible Subordinated Notes due 2007. The interest rate is 4 1/4% per annum on the principal amount, payable semi-annually in January and July, beginning January 2001. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The notes are subordinated to all of the Company's existing and future debt. The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement. In December 2001, the Company entered into the Transaction with the Bank, which required that the convertible notes be adjusted to fair value. (See Note 5.)

        In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility with BNP Paribas and seven other banks, which provided a credit line of $150 million, of which up to $100 million may be used for standby letters of credit. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25% and 1.125% for base rate advances and a margin of between 1.25% and 2.125% for eurocurrency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is 0.375% of the unused portion of the credit facility. The facility also contains certain financial and other covenants. The Company pledged as collateral shares of certain of its subsidiaries. As of December 31, 2001 and June 30, 2001, the Company had $36.1 million and $12.1 million outstanding under the credit agreement, respectively.

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

        In the quarter ended June 2001, the Company recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at its facilities in Great Britain. As of December 31, 2001, the Company had eliminated all 29 positions and paid $1.0 million for related termination benefits.    The unutilized severance accrual of $1.8 million at December 31, 2001, classified as current, relates to remaining severance payments to certain employees who were notified prior to June 30, 2001 of the elimination of their positions. In addition, in the first quarter of fiscal year 2002, the Company announced a further workforce reduction of approximately 500 positions. The Company plans to absorb the cost of this workforce reduction into fiscal year 2002 operations.

10. Geographical Information

        The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for December 31, 2001 and 2000, and June 30, 2001 is presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues from Unaffiliated Customers
North America	$58,419	$103,281	$122,921	$198,548
Asia Pacific and Japan	65,396	95,716	124,683	186,284
Europe	35,826	56,472	67,868	108,662

Subtotal	159,641	255,469	315,472	493,494
Unallocated royalties	12,449	12,600	25,107	24,010

Total	$172,090	$268,069	$340,579	$517,504

	December 31, 2001	June 30, 2001
		(Audited)
Long-Lived Assets
North America	$786,122	$470,948
Asia Pacific and Japan	31,997	31,989
Europe	37,114	34,344

Total	$855,233	$537,281

        No customer accounted for more than 10% of the Company's consolidated net revenues in the three and six months ended December 31, 2001 and 2000, or the Company's accounts receivable at December 31, 2001 and June 30, 2001.

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

        In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of certain of its U.S. patents. The suit seeks damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. The case is now set for trial to commence in April 2002 on the Company's key U.S. patent Nos. 4,959,699, 5,008,725 and 5,130,767.

        The Company filed suit in the Federal District Court in Los Angeles, California in January 2002 against Hitachi, Ltd. and affiliated companies alleging infringement of certain of its U.S. patents. The suit seeks damages and such other relief as is customary in such matters.

13. Income Taxes

        The Company's effective tax rate for the three and six months ended December 31, 2001 was approximately 26%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

        The Company's effective tax rates for the three and six months ended December 31, 2000 were 25.0% and 26.9%, respectively, which differ from the U.S. federal statutory tax rate of 35%. The lower effective tax rates reflect foreign tax credits, research and development credits and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit and higher state taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six-Month Periods Ended December 31, 2001 Compared with the Three and Six-Month Periods Ended December 31, 2000

        The following table sets forth certain items as a percentage of revenues.

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8	59.3	64.6	59.8

Gross profit	35.2	40.7	35.4	40.2
Selling and administrative expense	17.6	12.9	18.0	13.3
Research and development expense	9.9	6.2	9.9	6.1
Amortization of acquisition-related intangible assets	0.5	0.2	0.6	0.1

Operating profit	7.2	21.4	6.9	20.7
Interest income	5.2	5.1	5.1	4.8
Interest expense	(4.0)	(2.9)	(3.9)	(2.5)
Other income (expense), net	0.1	0.2	0.0	0.1

Income before income taxes	8.5	23.8	8.1	23.1
Provision for income taxes	2.2	6.4	2.1	6.0

Net income	6.3%	17.4%	6.0%	17.1%

        Revenues were $172.1 million and $268.1 million for the three months ended December 31, 2001 and 2000, respectively, and $340.6 million and $517.5 million for the six months ended December 31, 2001 and 2000, respectively. The year-to-date revenues reflected the current industry downturn. Shipments to the personal computer, automotive and consumer products segments helped to offset continued weakness in the telecommunications and industrial markets. Sequentially, revenues increased from $168.5 million in the immediately preceding quarter. Revenues in the current quarter period included $12.4 million of net patent royalties, versus $12.6 million in the comparable prior year quarter.

        Revenues reflected a greater mix of higher-margin proprietary products as compared to the prior year quarter. Despite a severe decline in the semiconductor industry revenue, our proprietary product revenues (analog ICs, advanced-circuit devices, and power systems) rose by 5% compared to the prior year quarter. These products now comprise 50% of product revenues, compared to 31% in the comparable prior year quarter. Orders for proprietary products grew by 7% from the preceding quarter and represented more than half of total orders.

        For the three months ended December 31, 2001 and 2000, gross profit was $60.6 million and $109.1 million (35.2% and 40.7% of revenues), respectively. Gross profit for the six months ended December 31, 2001 and 2000 was $120.5 million and $207.8 million (35.4% and 40.2% of revenues), respectively. Gross margin decreased as a result of lower production volumes for components and a decline in component prices, partially offset by strength in higher-margin proprietary products.

        For the three months ended December 31, 2001 and 2000, selling and administrative expense was $30.3 million and $34.7 million (17.6% and 12.9% of revenues), respectively. Selling and administrative expense was $61.3 million and $68.5 million (18.0% and 13.3% of revenues) for the six months ended December 31, 2001 and 2000, respectively. The dollar decline reflected lower sales commissions due to a lower revenue base and the benefits from our cost containment programs. The percentage of revenues increased as a result of lower sales compared to the comparable prior year periods.

        For the three months ended December 31, 2001 and 2000, our research and development expenditures grew to $17.0 million from $16.7 million (9.9% and 6.2% of revenues), respectively. For the six months ended December 31, 2001 and 2000, research and development expenditures grew to $33.9 million from $31.6 million (9.9% and 6.1% of revenues), respectively. The increase reflected our investment in the development of new proprietary products for aerospace, defense, automotive, information technology, appliances and other motion control applications.

        Amortization of acquisition-related intangible assets was $1.0 million and $0.5 million (0.5% and 0.2% of revenues), for the three months ended December 31, 2001 and 2000, respectively, and $1.9 million and $0.7 million (0.6% and 0.1% of revenues) for the six months ended December 31, 2001 and 2000, respectively. The increase reflected the acquisition of Unisem, Inc. and Advanced Analog, Inc. in fiscal year 2001.

        Interest income was $8.9 million and $13.7 million for the three months ended December 31, 2001 and 2000, respectively, and $17.5 million and $24.8 million for the six months ended December 31, 2001 and 2000, respectively. The current period figure reflected lower interest rates.

        Interest expense was $6.8 million and $7.8 million for the three months ended December 31, 2001 and 2000, respectively, and $13.2 million and $13.1 million for the six months ended December 31, 2001 and 2000, respectively.

        Net foreign currency gains and losses were less than $1.0 million in each of the three and six-month periods.

        Our effective tax rate for the three and six months ended December 31, 2001 was approximately 26%, which differs from the U.S. federal statutory tax rate of 35%. The lower effective tax rate reflects foreign tax credits, research and development credits, and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

        Our effective tax rates for the three and six months ended December 31, 2000 were 25.0% and 26.9%, respectively, which differ from the U.S. federal statutory tax rate of 35%. The lower effective tax rates reflect foreign tax credits, research and development credits, and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit, and higher state taxes.

Liquidity and Capital Resources

        At December 31, 2001, we had cash and cash equivalent balances of $442.5 million and investments in debt securities of $392.3 million. Our investment portfolio consists of available-for-sale fixed-income, investment-grade securities with maturities of up to thirty six months.

        During the six-month period ended December 31, 2001, cash used in operating activities was $2.8 million compared to cash provided by operating activities of $120.8 million in the prior year period. Working capital increased by $64.7 million, primarily related to increased investment in inventory and decreased accounts payable and accrued liabilities due to lower production volume during the six months ended December 31, 2001. During the three-month period ended December 31, 2001, we generated cash from operating activities of $26.2 million.

        We sold $63.5 million of investments in debt securities and invested $39.0 million in capital equipment in the current period. Proceeds from investing activities totaled $30.6 million in this period. At December 31, 2001, we had made purchase commitments for capital expenditures of approximately $5.3 million. We plan capital expenditures equivalent to less than 12% of revenue in fiscal 2002, principally to upgrade fab and assembly equipment and to support development of proprietary and next-generation products. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations. We believe that our current financial resources will be sufficient for normal operating activities and we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

        Financing activities during the six-month period ending December 31, 2001, generated $19.4 million. As of December 31, 2001, we had equipment and foreign credit facilities of $160.6 million, against which $44.5 million had been borrowed.

        At December 31, 2001, cash, cash equivalents, investments in debt securities, and unused credit facilities totaled $950.9 million.

        As discussed in Note 5, we are required to obtain irrevocable standby letters of credit in favor of the Bank, in an amount $12.0 million plus the fair value of the Transaction as determined from time to time. At December 31, 2001, $23.1 million in letters of credit were outstanding related to the Transaction. The fair value of the Transaction may be adversely affected by the increase in the five-year LIBOR curve, the decrease in our stock price, or both. We cannot predict what the fair value of the Transaction, and therefore the letter of credit requirement, will be over time. However, at December 31, 2001, a 10% increase in the five-year LIBOR curve coupled with a 10% decrease in our stock price would have resulted in a letter of credit commitment of approximately $39.9 million.

        For the possible effects of environmental matters on liquidity, see Note 11.

Impact of the Introduction of the Eurodollar

        On January 1, 1999, eleven member states of the European Union established fixed conversion rates between their existing national currency and a common currency, the "euro." Until January 1, 2002, either the euro or the participating country's present currency was accepted in non-cash transactions. On January 1, 2002, euro-denominated bills and coins were issued and the participating country's present currency will be gradually withdrawn during a period of dual circulation not to exceed three months.

        We have completed an internal analysis to determine the effects of the January 1, 2002 conversion. The assessment included the potential impact of adapting information technology and other systems to accommodate euro-denominated transactions, the impact on currency exchange rate risk and currency exchange costs, and the impact on existing contracts. We have converted our information systems to accommodate euro-denominated transactions. The euro conversion did not have a material adverse impact on our business or financial condition.

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

        In the quarter ended June 2001, we recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at our facilities in Great Britain. As of December 31, 2001, we had eliminated all 29 positions and paid $1.0 million for related termination benefits. The unutilized severance accrual of $1.8 million at December 31, 2001, classified as current, relates to remaining severance payments to certain employees who were notified prior to June 30, 2001 of the elimination of their positions. In addition, in the first quarter of fiscal year 2002, we announced a further workforce reduction of approximately 500 positions. We plan to absorb the cost of this workforce reduction into fiscal year 2002 operations.

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

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

        This Form 10-Q Report contains some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking materials are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be underutilized, capital spending might be slowed, and our performance might be negatively impacted. Additional factors that could affect actual results include the failure of market demand to materialize as anticipated; greater-than-expected weakness or program or order postponements in the information technology segments of our business; the effectiveness of cost controls and cost reductions; litigation and other unexpected costs associated with cost-reduction efforts, including reductions-in-force and the transfer and consolidation of product lines; the effectiveness of integration of acquisitions into our operations and the transfer and consolidation of product lines; our ability and timing to achieve strategic acquisitions and the effect of associated costs; the accuracy of customers' forecasts; push-out of delivery dates; product returns; market and sector conditions that affect our customers, licensees, and suppliers; introduction, acceptance, availability, and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications; company and market impact due to the cancellation of customer and/or industry programs; our mix of product shipments; availability of adequate capacity and unanticipated costs of refurbishment or replacement of equipment; pricing pressures; failure of suppliers and subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; impact of any disruption in, or increased cost of, electricity and/or other critical supplies; economic conditions in our markets around the world and the timing of changes in market conditions; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation or to the euro conversion; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade, and export regulations and policies; the actual results of any outstanding litigation, including current patent litigation; and other uncertainties disclosed in our most recent Form 10K and our other filings with the Securities and Exchange Commission. Additionally, to the foregoing factors should be added the financial and other ramifications of terrorist actions.

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

Interest Rate Risk

        Our financial assets and liabilities that are subject to interest rate risk are our investments in debt securities, convertible debt and our interest rate swap transaction as described in Note 5. At December 31, 2001, we evaluated the effect that near-term changes in interest rates would have had on these transactions. An adverse change in interest rates of as much as 10% would not have had a material effect on our results of operations, financial position or cash flows. See "Liquidity and Capital Resources" on the impact to our liquidity for changes in our interest rate swap transaction.

Foreign Currency Risk

        We conduct business in various parts of the world and in various foreign currencies. We manage potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments related to our foreign currency denominated receivables and payables at certain of our international subsidiaries. At December 31, 2001, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding foreign currency forward exchange contracts. If we had experienced an adverse change in foreign exchange rates of as much as 10%, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position and cash flows.

        We derive a large portion of our revenues from sales in foreign markets. The notional amount of our foreign currency forward exchange contracts was $212.8 million at December 31, 2001. The unrealized gains on our foreign currency forward contracts that were not designated as hedges were $2.0 million and $1.0 million for the three and six months ended December 31, 2001, respectively, and were recorded in earnings. The changes in fair value of our foreign currency forward contract that was designated as a hedge were $9.9 million and $9.4 million, for the three and six months ended December 31, 2001, net of tax, and were recorded in other comprehensive income.

        The net realized foreign currency transaction losses were $2.4 million and $1.8 million for the three and six months ended December 31, 2001, respectively.

22

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote of the stockholders of the Company's Annual Meeting of Stockholders held on November 19, 2001.

Description of Matter	For	Authority Withheld
1. Election of Directors
George Krsek	58,162,117	254,877
Jack O. Vance	58,164,470	252,524
	For	Against	Abstentions
2. Ratification of	58,003,919	370,680	42,395
PricewaterhouseCoopers LLP as Independent Auditors for Fiscal 2002
Broker Non-Vote on Proposal 2	0

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
February 13, 2002	/s/ MICHAEL P. MCGEE Michael P. McGee Executive Vice President, Chief Financial Officer Principal Accounting Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION