Form 10-Q
period 2002-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2002-05-15
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                             to

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 63,546,434 shares of the registrant's common stock, par value $1.00 per share, outstanding on May 9, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Revenues	$178,633	$275,994	$519,212	$793,498
Cost of sales	115,988	161,044	336,073	470,739

Gross profit	62,645	114,950	183,139	322,759
Selling and administrative expense	31,171	35,111	92,443	103,602
Research and development expense	16,646	18,169	50,523	49,805
Amortization of acquisition-related intangibles	968	2,663	2,904	3,354

Operating profit	13,860	59,007	37,269	165,998
Other income (expense):
Interest income	5,938	12,796	23,421	37,636
Interest expense	(4,883)	(7,757)	(18,113)	(20,816)
Other, net	1,581	542	1,450	1,517

Income before income taxes	16,496	64,588	44,027	184,335
Provision for income taxes	4,289	16,729	11,447	47,863

Net income	$12,207	$47,859	$32,580	$136,472

Net income per common share—Basic	$0.19	$0.77	$0.51	$2.20

Net income per common share—Diluted	$0.19	$0.73	$0.50	$2.07

Average common shares outstanding—Basic	63,415	62,248	63,321	62,028

Average common shares and potentially dilutive securities outstanding—Diluted	65,453	65,943	65,105	66,034

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net income	$12,207	$47,859	$32,580	$136,472
Other comprehensive income (loss):
Foreign currency translation adjustments	1,889	(1,234)	47	(5,113)
Unrealized gains (loss) on securities:
Unrealized holding gains (loss) on available-for-sale securities, net of tax effect of $741, $270, $3,205 and ($410), respectively	(1,261)	(459)	(5,457)	698
Unrealized holding gains (loss) on foreign currency forward contract, net of tax effect of $125, ($2,050), ($5,424) and ($2,050), respectively	(213)	3,490	9,235	3,490

Other comprehensive income (loss), net of tax effect of $866, ($1,780), ($2,219) and ($2,460), respectively	415	1,797	3,825	(925)

Comprehensive income	$12,622	$49,656	$36,405	$135,547

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousands)

	March 31, 2002	June 30, 2001
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$267,982	$395,414
Short-term investments	86,917	455,947
Trade accounts receivable, net	139,466	138,595
Inventories, net	168,972	149,375
Deferred income taxes	23,321	31,339
Prepaid expenses and other receivables	36,180	38,511

Total current assets	722,888	1,209,181
Long-term investments in debt securities	350,992	—
Property, plant and equipment, net	455,932	381,916
Goodwill and acquisition-related intangible assets, net	140,170	92,382
Other assets	79,690	62,983

Total assets	$1,749,672	$1,746,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$15,929	$13,343
Long-term debt, due within one year	1,108	1,363
Accounts payable	56,578	87,130
Accrued salaries, wages and commissions	21,774	20,414
Other accrued expenses	39,695	73,725

Total current liabilities	135,084	195,975
Long-term debt, less current maturities	556,992	552,751
Other long-term liabilities	12,229	6,300
Deferred income taxes	20,205	11,779
Stockholders' equity:
Common stock	63,493	63,132
Capital contributed in excess of par value of shares	685,522	676,783
Retained earnings	281,434	248,854
Accumulated other comprehensive loss	(5,287)	(9,112)

Total stockholders' equity	1,025,162	979,657

Total liabilities and stockholders' equity	$1,749,672	$1,746,462

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended March 31,
	2002	2001
Cash flow from operating activities:
Net income	$32,580	$136,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,328	48,583
Amortization of acquisition-related intangibles	2,905	3,354
Deferred income	—	(300)
Deferred income taxes	16,388	7,038
Deferred compensation	(439)	—
Change in working capital	(90,364)	(11,474)

Net cash provided by operating activities	4,398	183,673

Cash flow from investing activities:
Additions to property, plant and equipment	(49,753)	(75,855)
Proceeds from sale of property, plant and equipment	1,116	1,656
Net sale (purchases) of investments in debt securities	19,500	(283,590)
Acquisition of certain business assets and businesses, net of cash acquired	(111,454)	(74,660)
Change in other investing activities, net	(13,228)	(10,353)

Net cash used in investing activities	(153,819)	(442,802)

Cash flow from financing activities:
Proceeds from issuance of short-term debt, net of repayments	2,879	863
Proceeds from issuance of long-term debt, net of repayments	171	528,181
Payments on obligations under capital leases	(1,031)	(1,118)
Proceeds from issuance of common stock and exercise of stock options	10,049	19,137
Proceeds from hedge transaction	9,805	—
Other, net	525	(281)

Net cash provided by financing activities	22,398	546,782

Effect of exchange rate changes on cash and cash equivalents	(409)	(936)

Net increase (decrease) in cash and cash equivalents	(127,432)	286,717

Cash and cash equivalents, beginning of period	395,414	196,416

Cash and cash equivalents, end of period	$267,982	$483,133

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

1.
Summary of Significant Accounting Policies

        The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries ("the Company"), which are located in North America, Europe, China, Japan, India and Southeast Asia. Intercompany transactions have been eliminated in consolidation.

        The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company's management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2002, the consolidated results of operations for the three and nine-month periods ended March 31, 2002 and 2001, and the consolidated cash flows for the nine-month periods ended March 31, 2002 and 2001. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

        The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

        The Company operates on a fiscal calendar under which the nine months ended March 2002 and 2001 consisted of 39 weeks ending March 31, 2002 and April 1, 2001, respectively.

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

        The following table provides a reconciliation of the numerator and denominator of the Basic and Diluted per-share computations for the three and nine-month periods ended March 31, 2002 and 2001 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2002
Net income per common share—Basic	$12,207	63,415	$0.19
Effect of dilutive securities:
Stock options	—	2,038	—

Net income per common share—Diluted	$12,207	65,453	$0.19

Three months ended March 31, 2001
Net income per common share—Basic	$47,859	62,248	$0.77
Effect of dilutive securities:
Stock options	—	3,695	(0.04)

Net income per common share—Diluted	$47,859	65,943	$0.73

Nine months ended March 31, 2002
Net income per common share—Basic	$32,580	63,321	$0.51
Effect of dilutive securities:
Stock options	—	1,784	(0.01)

Net income per common share—Diluted	$32,580	65,105	$0.50

Nine months ended March 31, 2001
Net income per common share—Basic	$136,472	62,028	$2.20
Effect of dilutive securities:
Stock options	—	4,006	(0.13)

Net income per common share—Diluted	$136,472	66,034	$2.07

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

4.
Investments

        The Company considers all investments, other than cash and cash equivalents, with maturities up to 12 months or less to be short-term investments. The Company invests in primarily fixed-income, investment-grade debt securities with maturities of no greater than 36 months.

        In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company records in the balance sheet all investments available for sale at fair value, with changes in unrealized gains and losses, net of tax, recorded in other comprehensive income.

        Available-for-sale securities as of March 31, 2002 are summarized as follows (in thousands):

  Short-Term Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$53,398	$34	$(133)	$53,299
U.S. government and agency obligations	15,997	—	(45)	15,952
Other debt	17,654	13	(1)	17,666

Total short-term investments	$87,049	$47	$(179)	$86,917

  Long-Term Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$224,748	$68	$(2,008)	$222,808
U.S. government and agency obligations	48,672	80	(232)	48,520
Other debt	80,072	2	(410)	79,664

Total long-term investments in debt securities	353,492	150	(2,650)	350,992
Equity securities	22,981	—	(3,343)	19,638

Total long-term investments	$376,473	$150	$(5,993)	$370,630

5.
Derivative Financial Instruments

        The Company's primary objective for holding derivate financial instruments is to manage interest rate and foreign currency risks. The Company's accounting policies for these instruments are based on certain criteria for designating them as either cash flow or fair value hedges.

  Foreign Currency Risk

        The Company conducts business in various countries and foreign currencies, and uses primarily forward foreign exchange contracts to reduce the impact of currency exchange movements on the underlying assets, liabilities or certain forecasted foreign currency-denominated transactions. Changes in fair value of derivatives that are highly effective cash flow hedges and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged item is recognized in earnings. Any ineffective portion of a derivative change in fair value is immediately recognized in earnings. Changes in fair value of these instruments that do not qualify or are not designated as hedging transactions are recorded in earnings.

        In March 2001, the Company entered into a $220.0 million foreign currency forward exchange contract, designated as a cash flow hedge, to sell 1.2 billion Japanese Yen on a quarterly basis from June 2001 through March 2006. This contract hedges the effect of exchange rate fluctuations on forecasted intercompany purchases by the Company's subsidiary in Japan. Unrealized gains (loss) relating to this contract, net of tax, of ($0.2) million and $9.2 million for the three and nine months ended March 31, 2002, respectively, were recorded in other comprehensive income. At March 31, 2002, based on effectiveness testing comparing forecasted transactions through the contract expiration date to the contract's cash flow requirements, the Company does not expect to reclassify a material amount from accumulated other comprehensive income to earnings during the next twelve months.

        The Company had approximately $24.8 million and $30.5 million of forward contracts not designated as hedges at March 31, 2002 and June 30, 2001, respectively. Unrealized losses of $1.4 million and $0.4 million were recognized in earnings for the three and nine months ended March 31, 2002, respectively. In total, approximately $200.8 million and $239.5 million in notional value were outstanding at March 31, 2002 and June 30, 2001, respectively.

  Interest Rate Risk

        In December 2001, the Company entered into an interest rate swap transaction (the "Transaction") with an investment bank, JP Morgan Chase Bank (the "Bank"), to modify the interest characteristic of its outstanding convertible debt (the "Debt") (See Note 8.) The Transaction was designated as a fair value hedge under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The gain or loss from the change in fair value of the Transaction and the offsetting change in the fair value of the Debt are recognized as interest expense.

        The notional amount of the Transaction was $412.5 million, representing 75 percent of the Debt. The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15 starting on January 15, 2002. In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate ("LIBOR") multiplied by the notional amount of the Transaction. The Company valued the Transaction and the Debt on the transaction date. The fair value (calculated as described below) of the Transaction included in long-term liabilities was approximately $4.1 million at March 31, 2002.

        The Transaction will terminate on July 15, 2007 ("Termination Date"), subject to certain early termination provisions. On or after July 18, 2003 and prior to July 14, 2007, if the ten-day average closing price of the Company's common stock equals or exceeds $77.63, the Transaction will terminate. Depending on the timing of the early termination event, the Bank would be obligated to pay the Company an amount equal to the redemption premium called for under the terms of the Debt.

        In support of the Company's obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, for $12.0 million plus the fair value of the Transaction, as determined periodically. At quarter-end, $21.5 million in letters of credit were outstanding related to the Transaction. The value of the letters of credit to be provided under the Transaction is unaffected by the Contract (described below).

        The Transaction qualifies as a fair value hedge under SFAS 133. To test effectiveness of the hedge, regression analysis will be performed at least quarterly comparing the change in fair value of the Transaction and the Debt. The fair values of the Transaction and the Debt are calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company's stock prices. For the three and nine months ended March 31, 2002, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

        In April 2002, the Company entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million. Under the Contract the Company has an option to receive a payout from Lehman covering the Company's exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract was valued at $5.7 million at inception and will be fair valued at each balance sheet date in accordance with SFAS 133. Changes in the fair market value of the Contract will be charged to interest expense through the Contract's termination date.

6.
Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence quarterly, and reserves are established accordingly. Inventories at March 31, 2002 and June 30, 2001 were comprised of the following (in thousands):

	March 31, 2002	June 30, 2001
		(Audited)
Raw materials	$29,406	$26,541
Work-in-process	65,980	60,920
Finished goods	73,586	61,914

	$168,972	$149,375

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

        The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. The amortization periods for these intangible assets subject to amortization range from 4 to 12 years, depending on the nature of the assets acquired. The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been any impairment. In evaluating intangible assets subject to amortization, the Company compares the carrying value of each intangible asset with its undiscounted operating cash flows. The Company does not believe that any impairment of goodwill or acquisition-related intangible assets has occurred.

        In accordance with SFAS 141 and SFAS 142, $6.5 million of net assembled workforce was reclassified from amortized acquisition-related intangible assets to goodwill on July 1, 2001. At March 31, 2002 and June 30, 2001, goodwill and acquisition-related intangible assets included the following (in thousands):

		March 31, 2002		June 30, 2001
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
				(Audited)
Goodwill		$109,694	$—	$56,689	$(1,833)
Acquisition-related intangible assets:
Assembled workforce		—	—	7,570	(1,104)
Complete technology	4-12	15,940	(2,904)	13,720	(1,802)
Distribution rights and customer lists	5-12	15,430	(2,149)	15,330	(976)
Intellectual property and other	5-12	5,313	(1,154)	5,313	(525)

Total acquisition-related intangible assets		36,683	(6,207)	41,933	(4,407)

Total goodwill and acquisition-related intangible assets		$146,377	$(6,207)	$98,622	$(6,240)

        Amortization of goodwill and assembled workforce included in the three and nine months ended March 31, 2001 was $0.4 million and $0.6 million, respectively. Excluding this amortization, net income per common share—Basic for the three and nine months ended March 31, 2001 would have been $0.78 and $2.21, respectively, and net income per common share—Diluted would have been $0.73 and $2.08, respectively.

        Estimated amortization expense for the next five years is as follows (in thousands):

Fiscal 2003	$4,427
Fiscal 2004	$4,427
Fiscal 2005	$4,427
Fiscal 2006	$3,979
Fiscal 2007	$2,933
8.
Bank Loans and Long-Term Debt

        A summary of the Company's long-term debt and other loans at March 31, 2002 and June 30, 2001 is as follows (in thousands):

	March 31, 2002	June 30, 2001
		(Audited)
Convertible subordinated notes at 4.25% due in 2007 (net of accumulated fair value adjustment of $6,104 at March 31, 2002)	$554,846	$550,000
Other loans and capitalized lease obligations	3,254	4,114

Debt, including current portion of long-term debt ($1,108 at March 31, 2002 and $1,363 at June 30, 2001)	558,100	554,114
Foreign unsecured revolving bank loans at rates from 1.5% to 7.42%	15,929	13,343

Total debt	$574,029	$567,457

        In July 2000, the Company sold $550 million principal amount of 4 1/4 percent Convertible Subordinated Notes due 2007. The interest rate is 4 1/4 percent per annum on the principal amount, payable semi-annually in January and July, beginning January 2001. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The notes are subordinated to all of the Company's existing and future debt. The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement. In December 2001, the Company entered into the Transaction with the Bank, which required that the convertible notes be adjusted to fair value. (See Note 5.)

        In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility led by BNP Paribas, which provided a credit line of $150 million, of which up to $100 million may be used for standby letters of credit. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25 percent and 1.125 percent for base rate advances and a margin of between 1.25 percent and 2.125 percent for eurocurrency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is 0.375 percent of the unused portion of the credit facility. The facility also contains certain financial and other covenants. The Company pledged as collateral shares of certain of its subsidiaries. At March 31, 2002 and June 30, 2001, under the credit agreement, the Company had $12.3 million and $12.1 million borrowings outstanding, respectively, and $22.2 million and no letters of credit outstanding, respectively.

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

        The asset writedown of $45.2 million included both asset impairment and the recognition of assets to be disposed of or abandoned. In determining if an asset was impaired, the Company evaluated estimated undiscounted future cash flows and other factors such as changes in strategy or technology. In determining the amount of impairment losses, the Company reduced the carrying value of the asset to its expected discounted future cash flow or to an amount deemed recoverable by management after considering all relevant factors.

        The asset writedown included the following: a) An uncompleted wafer fabrication bay at the Company's facility in Temecula, California with a carrying value of $26.8 million, was adjusted to a fair value of $0.6 million. The Company had no current plans to utilize these site-specific assets or complete the construction of the wafer bay; b) Equipment no longer utilized, located at the Company's subcontract assembly facilities in Southeast Asia with a carrying value of $1.0 million, was written off; c) Building improvements and certain production lines at our facilities in Great Britain with a carrying value of $3.9 million were adjusted to a fair value of $0.2 million. These production lines were operating at very low utilization and the Company had no plans for future production on these particular lines; d) Building improvements and wafer and assembly equipment in Italy with a carrying value of $2.1 million were adjusted to a fair value of $0.2 million. These production lines were idle with no plans for future use, and production of certain products was transferred to the Company's facilities in India; e) Information systems applications with a carrying value of $3.8 million were written down primarily as a result of a move to a new datacom/telecom infrastructure and the implementation of changes to the Company's financial reporting systems; and f) Under the terms of certain of the Company's subcontract assembly agreements in Southeast Asia, the Company had the obligation to purchase back $4.3 million of equipment because its order volume fell below predetermined thresholds. Order volumes were not expected to increase to a level that would have relieved the obligation, and the Company had no other plans to utilize the equipment.

        The $38.4 million inventory writedown reflected a loss of utility as a result of the impact of the semiconductor industry downturn and weak demand in the Company's end markets. In determining the inventory charge, the Company addressed the following factors: a) Market conditions made certain customer-specific inventory excessive. In light of current market conditions the Company did not expect to sell a large portion of this inventory; b) The Company had built up inventory during fiscal 2001 to support a revenue level significantly higher than revised projections for its information technology customers' current generation of datacom/telecom equipment. Reduced demand for these customer products made inventory levels excessive and reduced the expected recoverability; and c) The Company had excess inventory that it expected would be sold at prices lower than its historical cost.

        In the quarter ended June 2001, the Company recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at its facilities in Great Britain. As of March 31, 2002, the Company had eliminated all 29 positions and paid $1.2 million for related termination benefits. The unutilized severance accrual of $1.6 million at March 31, 2002, classified as current, relates to remaining severance payments to certain employees who were notified prior to June 30, 2001 of the elimination of their positions. In addition, in the first quarter of fiscal year 2002, the Company announced a further workforce reduction of approximately 500 positions. The Company continues to absorb the cost of this workforce reduction into fiscal year 2002 operations.

10.
Acquisitions

        During the third quarter, the Company acquired certain business assets of European Semiconductor Manufacturing, Ltd. ("ESM") (among them building and equipment). The acquisition included 80,000 square feet of wafer fabrication capacity with mixed-signal and analog process capabilities. Total consideration for ESM was approximately $82 million, of which approximately $24 million was recorded as goodwill.

        Also during the third quarter, the Company acquired certain business assets of Fairchild Semiconductor Corporation ("Fairchild"). The acquisition of Fairchild's "high reliability" power MOSFET line increased the Company's power management product offerings for defense and aerospace applications. Total consideration for Fairchild was approximately $30 million, of which approximately $25 million was recorded as goodwill.

        Both acquisitions were accounted for under the purchase method of accounting. The purchase price allocations were based on estimated fair values at the date of acquisitions, pending final determination of certain balances. The financial results of ESM and Fairchild have been included in the Company's consolidated financial statements from the date of the acquisitions. Had the ESM and Fairchild acquisitions occurred on July 1, 2001, the Company's consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amounts for the fiscal years 2002 and 2001.

        In the fourth quarter, the Company announced an agreement to acquire TechnoFusion GmbH, a supplier of power generation systems for automotive electronics, from Royal Philips Electronics for approximately $50 million.

11.
Geographical Information

        The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for March 31, 2002 and 2001, and June 30, 2001 is presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Revenues from Unaffiliated Customers
North America	$55,108	$109,172	$178,029	$307,720
Asia Pacific and Japan	73,300	92,069	197,983	278,353
Europe	38,768	61,165	106,636	169,827

Subtotal	167,176	262,406	482,648	755,900
Unallocated royalties	11,457	13,588	36,564	37,598

Total	$178,633	$275,994	$519,212	$793,498

	March 31, 2002	June 30, 2001
		(Audited)
Long-Lived Assets
North America	$870,021	$470,948
Asia Pacific and Japan	31,700	31,989
Europe	125,063	34,344

Total	$1,026,784	$537,281

        No customer accounted for more than 10 percent of the Company's consolidated net revenues in the three and nine months ended March 31, 2002 and 2001, or the Company's accounts receivable at March 31, 2002 and June 30, 2001.

12.
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

        The Company received a letter in June 2001 from a law firm representing UDT Sensors, Inc. relating to environmental contamination (chlorinated solvents such as trichlorethene) assertedly found in UDT's properties in Hawthorne, California. The letter alleges that the Company operated a manufacturing business at that location in the 1970's and/or 1980's and that it may have liability in connection with the claimed contamination. The Company has made no accrual for any potential loss.

13.
Litigation

        The Company and certain of its directors and officers were named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits sought unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9 percent Convertible Subordinated Debentures due 2010. They also alleged that the Company's projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company's underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities, as defendants.

        The Company reached a settlement in principle with respect to the lawsuits in August 2001. The settlement contemplated the dismissal of all claims without any payments by the Company. The settlement requires the filing of formal documents with the court and court approval.

        In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of certain of its U.S. patents. The suit sought damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. The case is now set for trial to commence in June 2002 on the Company's key U.S. patents 4,959,699, 5,008,725 and 5,130,767. In January 2002, IXYS filed suit in the Federal Northern District of California alleging infringement of its U.S. patents 4,636,580, 4,670,771, 4,970,576, 4,483,810 and 4,505,418. The latter suit is in a preliminary phase.

        In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. and affiliated companies alleging infringement of certain of its U.S. patents. The suit sought damages and such other relief as is customary in such matters. Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse. Hitachi filed suit against the Company in the Federal Northern District of California in April 2002 on its U.S. patent 5,101,244. The latter suit is in a preliminary phase. In April 2002, Hitachi filed suit against the Company in Tokyo, Japan, District Court alleging infringement of certain of its Japanese patents. Hitachi seeks an injunction in this Japanese action.

14.
Income Taxes

        The Company's effective tax rate for the three and nine months ended March 31, 2002 was approximately 26 percent, which differs from the U.S. federal statutory tax rate of 35 percent. The lower effective tax rate reflects foreign tax credits, research and development credits and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

        The Company's effective tax rates for the three and nine months ended March 31, 2001 were 25.9 percent and 26.0 percent, respectively, which differ from the U.S. federal statutory tax rate of 35 percent. The lower effective tax rates reflect foreign tax credits, research and development credits and state tax credits partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit and higher state taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine-Month Periods Ended March 31, 2002 Compared with the Three and Nine-Month Periods Ended March 31, 2001

        The following table sets forth certain items as a percentage of revenues.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	58.4	64.7	59.3

Gross profit margin	35.1	41.6	35.3	40.7
Selling and administrative expense	17.5	12.7	17.8	13.1
Research and development expense	9.3	6.5	9.7	6.3
Amortization of acquisition-related intangible assets	0.5	1.0	0.6	0.4

Operating profit	7.8	21.4	7.2	20.9
Interest income	3.3	4.6	4.5	4.7
Interest expense	(2.7)	(2.8)	(3.5)	(2.6)
Other income, net	0.8	0.2	0.3	0.2

Income before income taxes	9.2	23.4	8.5	23.2
Provision for income taxes	2.4	6.1	2.2	6.0

Net income	6.8%	17.3%	6.3%	17.2%

Revenues

        Revenues were $178.6 million and $276.0 million for the three months ended March 31, 2002 and 2001, respectively, and $519.2 million and $793.5 million for the nine months ended March 31, 2002 and 2001, respectively. Revenues were $172.1 million for the immediately-preceding quarter.

        Royalties contributed $11.5 million for the current quarter and $13.6 million in the comparable prior-year quarter. Revenues from proprietary products comprised half of total revenues, compared to 37 percent in the prior-year quarter.

        The year-to-year revenue decline reflects the impact of a severe semiconductor industry downturn. The sequential quarterly revenue increase reflects recent improvements in business conditions.

        Price pressures continued to ease during the current quarter, with prices decreasing by only 3 percent compared to 6 percent in the preceding quarter. Lead-times lengthened for a number of high-volume products, averaging approximately 10 to 13 weeks, compared to approximately 4 to 6 weeks in the preceding quarter.

        March-quarter orders climbed 13 percent sequentially, the largest increase since June 2000. Orders for proprietary products (analog IC's, advanced-circuit devices and power systems) represented more than half of total bookings.

        Revenues from the Information Technology market rose by 22 percent sequentially, reflecting an increase in personal computer industry demand and our rising content in Pentium 4 systems. In the Industrial Market, we recorded a 19 percent sequential increase, reflecting an increase in demand for capital equipment. Our revenues from the Consumer Electronics market rose by 17 percent sequentially, reflecting demand created by applications in home appliances.

        March-quarter shipments into the distribution channel declined by 6 percent sequentially. In contrast, distributor sales of our products to their customers rose by approximately 7 percent sequentially, the largest increase in six quarters. We experienced a 19 percent sequential increase in distributor orders, due in large part to shrinking distributor inventories.

Gross Profit Margin

        For the three months ended March 31, 2002 and 2001, gross profit was $62.6 million and $115.0 million (35.1% and 41.6% of revenues), respectively. Gross profit for the nine months ended March 31, 2002 and 2001 was $183.1 million and $322.8 million (35.3% and 40.7% of revenues), respectively. Strength in higher-margin proprietary products helped to counter the impact of lower production volumes for components, price declines and lower royalties.

Operating Expenses

        For the three months ended March 31, 2002 and 2001, selling and administrative expense was $31.2 million and $35.1 million (17.5% and 12.7% of revenues), respectively. Selling and administrative expense was $92.4 million and $103.6 million (17.8% and 13.1% of revenues) for the nine months ended March 31, 2002 and 2001, respectively. The decline in absolute spending reflected selling commissions paid on a lower sales base and the benefits from our cost containment programs. Expenses rose as a percentage of revenues because of lower sales compared to the prior year periods. For the full fiscal year 2002, we expect to reduce absolute selling, general and administrative expenditures by about 10 percent.

        For the three months ended March 31, 2002 and 2001, our research and development expenditures were $16.6 million and $18.2 million (9.3% and 6.5% of revenues), respectively. For the nine months ended March 31, 2002 and 2001, research and development expenditures were $50.5 million from $49.8 million (9.7% and 6.3% of revenues), respectively. We continue to invest in the development of new proprietary products for aerospace, defense, automotive, information technology and appliances and other motion control applications. For the full fiscal year 2002, we expect research and development expenditures to be $65 million to $70 million.

        Amortization of acquisition-related intangible assets was $1.0 million and $2.7 million (0.5% and 1.0% of revenues), for the three months ended March 31, 2002 and 2001, respectively, and $2.9 million and $3.4 million (0.6% and 0.4% of revenues) for the nine months ended March 31, 2002 and 2001, respectively. The decrease was due to the adoption of SFAS 142, which required that goodwill no longer be amortized.

Other Income and Expenses

        Interest income was $5.9 million and $12.8 million for the three months ended March 31, 2002 and 2001, respectively, and $23.4 million and $37.6 million for the nine months ended March 31, 2002 and 2001, respectively. The current period figure reflected lower interest rates.

        Interest expense was $4.9 million and $7.8 million for the three months ended March 31, 2002 and 2001, respectively, and $18.1 million and $20.8 million for the nine months ended March 31, 2002 and 2001, respectively. The decrease was almost entirely due to realized savings from the interest rate swap as described in Note 5.

        Net foreign currency gains and losses were less than $1.0 million in each of the three and nine-month periods.

Income Taxes

        Our effective tax rate for the three and nine months ended March 31, 2002 was approximately 26 percent, which differs from the U.S. federal statutory tax rate of 35 percent. The lower effective tax rate reflects foreign tax credits, research and development credits, and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

        Our effective tax rates for the three and nine months ended March 31, 2001 were 25.9 percent and 26.0 percent, respectively, which differ from the U.S. federal statutory tax rate of 35 percent. The lower effective tax rates reflect foreign tax credits, research and development credits, state tax credits and lower valuation allowances, which are partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit.

Liquidity and Capital Resources

        At March 31, 2002, we had cash and cash equivalent balances of $268.0 million and investments in debt securities of $437.9 million. Our investment portfolio consists of available-for-sale fixed-income, investment-grade securities with maturities of up to thirty-six months.

        For the nine months ended March 31, 2002, cash provided by operating activities was $4.4 million compared to $183.7 million in the prior year period. Working capital increased by $90.4 million, primarily related to lower accounts payable and accrued taxes.

        For the nine months ended March 31, 2002, cash used in investing activities totaled $153.8 million. We invested $111.5 million in new acquisitions and $49.8 million in capital equipment, and we sold $19.5 million of investments in debt securities during the nine months ended March 31, 2002. In the current quarter, we acquired certain business assets of European Semiconductor Manufacturing, Ltd. and certain business assets of Fairchild Semiconductor Corporation for approximately $82 million and $30 million, respectively. Capital expenditures for the nine months were primarily related to investments in manufacturing equipment, of which the majority is used to produce our proprietary products.

        At March 31, 2002, we had made purchase commitments for capital expenditures of $5.9 million. We expect capital expenditures of less than 12 percent of revenue for the fiscal year 2002. In the fourth quarter of fiscal year 2002, we announced an agreement to acquire TechnoFusion GmbH, a supplier of power generation systems for automotive electronics, from Royal Philips Electronics for approximately $50 million.

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

        Financing activities during the nine-month period ending March 31, 2002, generated $22.4 million. As of March 31, 2002, we had equipment and credit facilities of $158.8 million. We borrowed $43.3 million, of which $22.2 million in letters of credit were outstanding. As discussed in Note 5, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $12.0 million plus the fair value of the interest rate swap transaction as determined periodically. At March 31, 2002, $21.5 million in letters of credit were outstanding related to the transaction. The fair value of the transaction may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the fair value of the transaction and the letter of credit requirement will be over time. To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have been approximately $32 million.

        At March 31, 2002, cash, cash equivalents, investments in debt securities and unused credit facilities totaled $821.4 million. For the possible effects of environmental matters on liquidity, see Note 11.

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

        The asset writedown of $45.2 million included both asset impairment and the recognition of assets to be disposed of or abandoned. In determining if an asset was impaired, we evaluated estimated undiscounted future cash flows and other factors such as changes in strategy or technology. In determining the amount of impairment losses, we reduced the carrying value of the asset to its expected discounted future cash flow or to an amount deemed recoverable by management after considering all relevant factors.

        The asset writedown included the following: a) An uncompleted wafer fabrication bay at our facility in Temecula, California with a carrying value of $26.8 million, was adjusted to a fair value of $0.6 million. We had no current plans to utilize these site-specific assets or complete the construction of the wafer bay; b) Equipment no longer utilized, located at our subcontract assembly facilities in Southeast Asia with a carrying value of $1.0 million, was written off; c) Building improvements and certain production lines at our facilities in Great Britain with a carrying value of $3.9 million were adjusted to a fair value of $0.2 million. These production lines were operating at very low utilization and we had no plans for future production on these particular lines; d) Building improvements and wafer and assembly equipment in Italy with a carrying value of $2.1 million were adjusted to a fair value of $0.2 million. These production lines were idle with no plans for future use, and production of certain products was transferred to our facilities in India; e) Information systems applications with a carrying value of $3.8 million were written down primarily as a result of a move to a new datacom/telecom infrastructure and the implementation of changes to our financial reporting systems; and f) Under the terms of certain of our subcontract assembly agreements in Southeast Asia, we had the obligation to purchase back $4.3 million of equipment because our order volume fell below predetermined thresholds. Order volumes were not expected to increase to a level that would have relieved the obligation, and we had no other plans to utilize the equipment.

        The $38.4 million inventory writedown reflected a loss of utility as a result of the impact of the semiconductor industry downturn and weak demand in our end markets. In determining the inventory charge, we addressed the following factors: a) Market conditions made certain customer-specific inventory excessive. In light of current market conditions we did not expect to sell a large portion of this inventory; b) We had built up inventory during fiscal 2001 to support a revenue level significantly higher than revised projections for our information technology customers' current generation of datacom/telecom equipment. Reduced demand for these customer products made inventory levels excessive and reduced the expected recoverability; and c) We had excess inventory that was expected to be sold at prices lower than its historical cost.

        In the quarter ended June 2001, we recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at our facilities in Great Britain. As of March 31, 2002, we had eliminated all 29 positions and paid $1.2 million for related termination benefits. The unutilized severance accrual of $1.6 million at March 31, 2002, classified as current, relates to remaining severance payments to certain employees who were notified prior to June 30, 2001 of the elimination of their positions. In addition, in the first quarter of fiscal year 2002, we announced a further workforce reduction of approximately 500 positions. We continue to absorb the cost of this workforce reduction into fiscal year 2002 operations.

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

        In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new Statement provides a single accounting guidance with respect to reporting the effects of the disposal of a business. SFAS 144 is effective for the Company beginning July 1, 2002, with earlier adoption encouraged. SFAS 144 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Critical Accounting Policies

Revenue Recognition

        Revenues are recognized upon shipment for product sales to all customers, including distributors, with a provision for estimated returns and allowances recorded at the time of shipment. No revenue is recognized unless persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and performance of services has occurred.

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence quarterly. Reserves are established accordingly.

Long-Lived Assets

        Long-lived assets are net property, plant and equipment and other intangible assets. Impairment losses on long-lived assets are identified and recorded when events and circumstances indicate that such assets might be impaired. The recoverability of long-lived assets is periodically evaluated based on expected undiscounted cash flows. Impairments, if any, are recognized based on the fair value of the assets.

Goodwill and Acquisition-Related Intangible Assets

        The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. The amortization periods for these intangible assets subject to amortization range from 4 to 12 years, depending on the nature of the assets acquired. The carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, are evaluated in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, the carrying value of each intangible asset is compared to its fair value to determine whether there has been any impairment. In evaluating intangible assets subject to amortization, the carrying value of each intangible asset is compared to its undiscounted operating cash flows.

Derivative Financial Instruments

        Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133," and require that the derivative instruments be recorded at fair value. The accounting policies for these instruments are based on certain criteria for designating them as either cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge.

        Changes in fair value of derivatives that are highly effective cash flow hedges and qualify as hedging instruments, are recorded in other comprehensive income until the underlying hedged items are recognized in earnings. Any ineffective portion of a derivative change in fair value is recognized in current earnings. Changes in fair value of the derivatives that are highly effective fair value hedges and qualify as hedging instruments, are recognized in current earnings, in addition to the changes in the fair value of the underlying assets or liabilities being hedged. Changes in fair value of derivative instruments that do not qualify or are not designated as hedging transactions are recorded in current earnings.

Cautionary Statement Under the Private Securities Litigation Reform Act of 1995

        This Form 10-Q Report contains some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking materials are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be underutilized, capital spending might be slowed, and our performance might be negatively impacted. Additional factors that could affect actual results include the failure of market demand to materialize as anticipated; weakness or program or order postponements in the information technology segments of our business; the effectiveness of cost controls and cost reductions; litigation and other unexpected costs associated with cost-reduction efforts, including reductions-in-force and the transfer and consolidation of product lines and equipment; the effectiveness of integration of acquisitions into our operations and the transfer and consolidation of product lines; our ability and timing to achieve strategic acquisitions and the effect of associated costs; the accuracy of customers' forecasts; product returns and recalls; market and sector conditions that affect our customers, licensees, and suppliers; introduction, acceptance, availability, and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications; company and market impact due to the cancellation or delays in customer and/or industry programs or orders; our mix of product shipments; availability of adequate capacity and unanticipated costs of refurbishment or replacement of equipment; pricing pressures; failure of suppliers and subcontractors to meet their delivery commitments; unfavorable changes in industry and competitive conditions; impact of any disruption in, or increased cost of, electricity and/or other critical supplies; economic conditions in our markets around the world and the timing of changes in market conditions; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation or to the euro conversion; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade, and export regulations and policies; the actual results of any outstanding litigation; and other uncertainties disclosed in our most recent Form 10-K and our other filings with the Securities and Exchange Commission. Additionally, to the foregoing factors should be added the financial and other ramifications of terrorist actions.

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

Interest Rate Risk

        Our financial assets and liabilities that are subject to interest rate risk are our investments in debt securities, convertible debt and our interest rate swap transaction as described in Note 5. At March 31, 2002, we evaluated the effect that near-term changes in interest rates would have had on these transactions. An adverse change of as much as 10 percent change in the interest rates would not have had a material effect on our results of operations, financial position or cash flows. See "Liquidity and Capital Resources" on the impact to our liquidity for changes in our interest rate swap transaction.

Foreign Currency Risk

        We conduct business in various parts of the world and in various foreign currencies. We manage potential foreign currency exposure by entering into forward foreign exchange contracts or other non-speculative risk management instruments related to our foreign currency denominated receivables and payables at certain of our international subsidiaries. At March 31, 2002, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding foreign currency forward exchange contracts. If we had experienced an adverse change in foreign exchange rates of as much as 10 percent, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position and cash flows.

        We derive a large portion of our revenues from sales in foreign markets. The notional amount of our foreign currency forward exchange contracts was $200.8 million at March 31, 2002. The unrealized losses on our foreign currency forward contracts that were not designated as hedges were $1.4 million and $0.4 million for the three and nine months ended March 31, 2002, respectively, and were recorded in earnings. The changes in fair value of our foreign currency forward contract that was designated as a hedge were ($0.2) million and $9.2 million, net of tax, for the three and nine months ended March 31, 2002, respectively, and were recorded in other comprehensive income.

        The net realized foreign currency transaction gains were $2.1 million and $0.3 million for the three and nine months ended March 31, 2002, respectively.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant

May 15, 2002	/s/ MICHAEL P. MCGEE Michael P. McGee Executive Vice President, Chief Financial Officer and Principal Accounting Officer

QuickLinks

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk