Form 10-K
period 2002-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2002-09-30
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15
of the Securities Exchange Act of 1934 (fee required)

For the fiscal year ended June 30, 2002

or

☐ Transition report pursuant to section 13 or 15
of the Securities Exchange Act of 1934 (no fee required)

For the transition period from                          to
Commission file number 1-7935

INTERNATIONAL RECTIFIER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1528961
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

        The aggregate market value of the registrant's voting Common Stock held by non-affiliates of the registrant was approximately $977,273,000 (computed using the closing price of a share of Common Stock on September 27, 2002 reported by New York Stock Exchange).

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

        There were 63,847,750 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 27, 2002.

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 25, 2002, which Proxy Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 2002, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Introduction

        We are a leading designer, manufacturer and marketer of power management products and the leading worldwide supplier of a type of power semiconductor called a MOSFET (a metal oxide semiconductor field effect transistor). Power semiconductors process electricity into a form more usable by electrical products. The technology advancements of power semiconductors increase system efficiency, allow more compact end products, improve features and functionality and extend battery life. Our products are used in a range of end-markets, including consumer electronics, information technology, automotive, aerospace and defense, communications and industrial.

        International Rectifier Corporation ("IR®") uses proprietary technology, comprehensive experience in power management, and low-cost manufacturing platforms to offer what we believe are one of the industry's most advanced and competitive lines of power management products. Our products are divided among three broad product categories:

  •
  Analog Integrated Circuits and Advanced Circuit Devices.  Our Analog Integrated Circuits, or Analog ICs, are semiconductors that integrate logic and power management functions on the same chip to optimize system performance. Advanced Circuit Devices are chipsets, multichip modules and advanced-performance discrete devices that address power management requirements in demanding applications. Our Analog ICs and Advanced Circuit Devices provide application-specific power management solutions for computers, servers and routers, consumer electronics, automotive systems, home appliances and other motor-control appliances, aircraft and satellites, defense electronic systems, video game consoles, and wireless and wireline communication devices.

  •
  Power Systems.  Power Systems combine power semiconductors with other power management components in modules that improve power efficiency, provide a cost-effective alternative to custom analog designs and enable customers to introduce new products more quickly. We supply Power Systems for automotive electronics, including electric fan control, electric power steering and integrated starter/alternator motors, other motor control applications, including home appliances and industrial refrigeration and air conditioning, and commercial and military aircraft.

  •
  Power Components.  Power Components are discrete devices used in general power management applications. These include some power MOSFETs and insulated gate bipolar transistors (IGBTs), rectifiers, diodes and thyristors. Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to supply power in a form that can be formatted to the specific requirements of a circuit. Our power components are used in virtually all our end markets.

Industry Overview

        Power semiconductors convert power from an electrical outlet, a battery, or an alternator running off an internal combustion engine into more efficient and useful power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater its need for specially-formatted, finely-regulated power. The need for power semiconductor technology rises with the increasing complexity of electronic products and the proliferation of electronic features in communications, consumer electronics, information technology, automotive and industrial products. Within the power semiconductor market, MOSFETs and IGBTs are important components in power management. Based on statistics published by the Semiconductor Industry Association, industry-wide revenues from sales of power MOSFETs and IGBTs were $4.3 billion in calendar 2001 and are forecasted to total approximately $3.8 billion in calendar 2002.

        Demand for power semiconductors is driven largely by the following:

  •
  Increased Speed and Functionality in Information Technology ("IT").  Product development roadmaps for the IT industry call for continued increases in speed and functionality and improvements in computers, servers, consumer electronics, and a variety of leading-edge electronic devices and equipment. The need for greater processing power drives up current levels and operating frequencies, and each new generation of IT relies more heavily on — and places a higher value on — efficient, precise power management technology.

  •
  Applications in Automotive Electronics and Motor Controls.  In the automotive market, the proliferation of power features and high-end electronics for entertainment, communications, navigation, and diagnostics increases the load on the engine, reduces fuel efficiency, and strains the capacity of 12V electrical systems. The need to meet conflicting demands for more features and less gas consumption is prompting a fundamental re-design of automotive electrical systems. That re-design is shaped in large part by advancements in power management technology.

  •
  Demand for Energy-Efficient Motor Controls.  Worldwide demand for household appliances and industrial motors continues to rise. Whether the end product will be sold to customers in a developing nation with a modest energy budget or an industrialized nation with stringent environmental standards, energy-efficient motor control is essential. Advanced power management technology provides products to fulfill this need.

  •
  Defense/Aerospace Demand for Advanced Power Management Technology.  In the defense/aerospace industry, power management technology is critical to meeting the rigorous space, weight, and reliability requirements of highly- demanding applications. A renewed commitment to security drives strong demand in this sector for advanced power management technology. In addition, aircraft designs are converting from hydraulic control systems to electronic control systems. Aerospace systems designers are constantly striving for higher efficiency power conversion solutions.

Strategy

        We pioneered a core power management technology. We build on our industry leadership in components to develop certain key products based on our proprietary technology. Proprietary products form an increasing proportion of our business, and we believe improve our growth and profit potentials. We focus on market sectors where our advancements can provide enabling technology in targeted applications for better, more competitive products: information technology, automotive, aerospace and satellites, home appliances and motor-driven equipment.

        We implement our strategy through the following initiatives:

Focus on Adding Value in High Growth Markets.    We leverage our leadership position in power semiconductors to offer proprietary products in targeted applications. We focus all of our efforts in power management products and believe that this focus has helped IR to develop the most advanced products for these markets. For example, our Analog ICs are used in power management for Intel's and Advanced Micro Devices' most advanced microprocessors, portable electronics, and next-generation Sony PlayStations. In Power Systems, we are working with major automotive suppliers in designing next generation systems to replace traditional hydraulic and belt-driven applications with more cost-effective electronic systems that improve performance and fuel efficiency. We are also targeting a wide range of applications that have not historically utilized Power Systems, including refrigerators, washing machines, air conditioners and other appliances from such market leaders as Maytag, GE, and Miele.

Leverage Our Leading Edge Technology.    Our leading edge technology enables us to set performance and architecture standards for power electronics in targeted applications. Our research and development program focuses on Analog ICs, Advanced Circuit Devices and Power Systems and the

advancement and diversification of our HEXFET® power MOSFET and IGBT product lines. Over the three years ended June 30, 2002, we spent approximately $186.6 million on research and development. Our research and development facility provides submicron process capability and capacity for rapid product development. Our long-term investment in research and development has resulted in a broad worldwide patent portfolio, consisting of 436 issued patents and 355 patents pending. In fiscal 2002, 2001, and 2000, licenses under our patents generated approximately $47.6 million, $51.1 million, and $36.4 million, respectively, in royalties. We believe our technology leadership and product innovation will continue to be a source of growth in the fastest growing segments of the power semiconductor industry.

Capitalize on Relationships with Market Leaders.    Industry leaders look to IR for products and programs that address their most challenging power management needs. These relationships put us at the forefront of developing products for new trends in the marketplace. We offer high quality customer service with comprehensive sales and engineering support, including Internet service applications, electronic order entry and just-in-time delivery. Our market leading customers include American Power Conversion, Artesyn Technologies, Boeing, Bosch, Chrysler, Delphi, Emerson, Fujitsu, Grundfos, IBM, Matsushita, Nippon Denso, Philips, Raytheon, Sanken, Sanyo, Siemens, Sony and TRW.

Extend Leadership in Power Components.    We pioneered a fundamental technology for power MOSFETs and estimate that the majority of the world's power MOSFETs are produced by IR or use our patented technology. Over the last two years, we have invested aggressively to advance trench, planar and other process technologies. These investments have produced what we believe are the most efficient power MOSFET components in the marketplace. Our leadership position in Power Components provides us with a platform for continued expansion in value-added growth markets.

Capitalize on Low Cost Manufacturing.    We fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe that our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, the United Kingdom, Germany, Italy, Mexico, India and China. We also use third-party foundries and assemblers to supplement our internal manufacturing.

Products and Applications

        Our products process electrical power into a form that is more readily usable by electric products. We believe that our full complement of power management technology represents a competitive advantage, enabling us to provide customers with solutions that shorten their overall product development cycle time. Our products are broadly divided among three product categories: Analog ICs and Advanced Circuit Devices, Power Systems and Power Components.

  Analog ICs and Advanced Circuit Devices

        An Analog IC is a semiconductor that integrates logic and power management functions on the same chip. These devices optimize the performance of circuits that often include power MOSFETs and IGBTs and allow our customers to simplify circuit design and assembly, improve reliability, and reduce overall system size and cost. The ability of an Analog IC to sense and respond to circuit conditions makes its performance superior to discrete components. Our ICs often use our proprietary power MOSFET technology. We have obtained substantial patent protection for our ICs and have additional patent applications pending.

        Advanced Circuit Devices are chipsets, multichip modules and advanced performance discrete devices that address power management requirements in demanding applications.

        Increased complexity in computers, routers, servers, other devices require increased levels of power and more effective heat dissipation, making power management one of the most critical tasks. IT applications are trending to lower voltages and higher current levels, which require greater efficiency and more complex power management to meet speed and performance demands. Advanced consumer electronics such as PDP televisions and game consoles also require more efficient and complex power management. We continue to invest aggressively in Analog IC technology and key trench, planar and other process technologies. These investments have resulted in what we believe are the most efficient Analog ICs and Advance Circuit Devices. We believe these product offerings set the industry standard for performance and cost-efficiency in high-volume consumer electronics applications.

  Power Systems

        Power Systems combine power semiconductors with other power management components in specialized modules that improve power efficiency and simplify circuit design. We focus our Power Systems on automotive electronics and motor control. Our products provide a cost-effective alternative to custom analog designs.

        The proliferation of power features in automobiles and tougher standards for safety, fuel economy, and emissions are driving the adoption of more complex power electronics. Our Power Systems can help reconcile conflicting demands for more power features and better fuel mileage by replacing traditional hydraulic and belt-driven applications with electronic systems. In addition, electrically operated automotive systems improve reliability and maintenance. Power Systems are designed into integrated starter/alternator motors, electronic power steering systems, fuel and water pumps, and fan controls. The recently-completed acquisition of TechnoFusion, a leading supplier for power generation systems for automotive electronics, enhances our product offerings and customer relationships in this target application.

        Motors consume approximately half of the world's electricity. New variable-speed motors equipped with Power Systems increase energy efficiency and performance in a wide range of household, commercial and industrial applications. For example, most refrigerator motors can operate only at full speed, but a variable-speed motor can run at the lowest speed needed to maintain the required temperature. Our Power Systems designed for variable-speed motors reduce electricity consumption, simplify product design, shorten time-to-market, improve product performance, and reduce overall costs. We have achieved multiple sole-source design wins from leading worldwide manufacturers in high-end washers, refrigerators and home appliances.

  Power Components

Switching Products.    Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to supply power in a form that can be formatted to the specific requirements of a circuit. Our HEXFET® power MOSFET and IGBT component products, which includes Advanced Circuit Devices, comprised approximately 56 percent of our sales for fiscal 2002 and approximately 60 percent of our sales for fiscal 2001.

        Through our HEXFET® product line, we believe that we are the market leader in power MOSFETs. Our emphasis on quality control and reliability has helped us maintain market acceptance and brand recognition of our HEXFET® line of products. We pioneered the fundamental technology that set the industry standard for power MOSFETs.

        MOSFETs are critical in a wide variety of electric products. Communications applications include cellular phones, telephone networks and modems. Computer and peripheral applications include power supplies, disk drives and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics applications include home entertainment, video cameras, household appliances, and power tools. Automobile applications include anti-lock braking systems, fuel injection systems, power accessories and air bags. Industrial applications include automated production equipment, instrumentation and test equipment. Government/space applications include communications satellites and satellite command-and-control systems.

        IGBTs typically perform the switch function in industrial applications that require higher current and voltage than power MOSFETs can handle efficiently. The performance and ruggedness of these devices enable them to replace bipolar transistors and thyristors in many high-voltage, high-current motor control and power conditioning applications. Energy-efficient, variable-speed motor controls are an emerging application, and we believe hybrid and electric vehicles may require large quantities of IGBTs for each vehicle. Our IGBT technology is closely related to our power MOSFET technology. We believe that our patents on fundamental power MOSFET technology also apply to IGBTs.

Rectifiers, Diodes and Thyristors.    We manufacture a broad line of rectifiers, diodes and thyristors. These products, which also condition electrical power to make it more efficient and usable, are used in industrial end products that require power-handling capability from one amp to 5,000 amps and from 20 volts to 5,000 volts. Applications include motor and lighting controls, welding equipment, forklifts, machine tools, induction heating, locomotives, motor-driven production lines, smelting equipment and power supplies.

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

        We have production facilities in California, Massachusetts, Mexico, the United Kingdom, Germany, Italy, India and China. In addition, we have equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Thailand, Taiwan, Malaysia, the Czech Republic, Germany, and the United States.

        Our most advanced wafer fabrication facility, located in Newport, Wales (United Kingdom), expands our manufacturing resources, as well as our development capability. Our highest volume wafer fabrication facility is the HEXFET America facility in Temecula, California. A wafer fabrication facility for high-voltage Analog ICs and other Advanced Circuit Devices is also located in El Segundo, California. Assembly operations for components used in government/space applications are located in Leominster, Massachusetts and Santa Clara, California. We manufacture substantially all of our Schottky diodes, high-power rectifiers and thyristors at our Turin, Italy facility. Plants that assemble power MOSFETs and other products are located overseas in facilities we own or in subcontracted facilities. Our high-volume assembly lines for power MOSFETs, IGBTs and diodes are located in our facility in Mexico. We have installed a production facility in Penllergaer, Wales, to assemble Power Systems.

        In the third quarter of fiscal year 2002, we acquired the Newport, Wales facility described above, which provides 80,000 square feet of wafer fabrication capacity for mixed-signal and analog processes. During the fourth quarter of fiscal year 2002, we acquired TechnoFusion GmbH, a manufacturer of power generation systems for the automotive industry, with a manufacturing facility in Krefeld, Germany. We also have arrangements with third parties for product assembly in the Philippines, Malaysia, Taiwan, Thailand, the Czech Republic, Germany, and China. In a duty-free zone in India, we have an assembly facility for rectifiers and thyristors.

Marketing, Sales and Distribution

        We market our products through direct sales staff, representatives and distributors. We believe the depth of our power management product line enhances our competitive position in the overall power semiconductor market.

        In fiscal 2002, our product sales by region, based on the location of the customer, were approximately 34 percent from North America, 22 percent from Europe and 44 percent from Asia, which includes Japan and Asia Pacific. Our domestic direct sales force is organized into five regional sales zones. In Europe, our products are sold through our own sales force as well as through independent sales agents and distributors. Our European sales and representative offices are in the United Kingdom, Italy, Sweden, France, Germany, Finland, Denmark, Switzerland, Russia, the Czech Republic and Hungary. In Asia, we have sales representative or liaison offices in India, Japan, Singapore, China, Hong Kong, South Korea, Taiwan, the Philippines, Australia and New Zealand.

        For financial information about the results for our geographic areas for each of the last three fiscal years, refer to "Notes to the Consolidated Financial Statements Note 8. Geographic Information and Foreign Operations."

        Because many applications require products from several product groups, we have organized our product development and marketing efforts by sector and application, rather than product type. In addition, our staff of application engineers provides customers with technical advice and support regarding the use of our products.

Customers

        Our devices are incorporated in subsystems and end-products manufactured by other companies. No single OEM customer accounted for more than 10 percent of our revenue. Approximately 37 percent of our revenue in fiscal 2002 came from sales of our products to distributors. The following table lists some of our major customers by end-market for fiscal 2002:

End Markets	Customers
Communications	Alcatel, Boeing, LG Electronics, Motorola, Power-One, Sofrel, and Tycom
Information Technology	Artesyn Technologies, Ascom, Delta, Emerson, IBM, Intel and Western Digital
Consumer Electronics	Fujitsu, Matsushita, Maytag, Miele, Philips, Samsung, Sanyo, and Sony
Automotive	Bosch, Chrysler, Delphi, Nagares, Temic, TRW, and Visteon
Industrial	Advanced Energy, American Power Conversion, ELA Medical, Grundfos, ITW, Lincoln, Schneider, ZAPI

Government/Space	BAE, Boeing, Honeywell, Lockheed-Martin, and Raytheon
Distributors and Contract Manufacturers (based on revenues for fiscal 2002)
Distributors	Arrow Electronics, Avnet, Future Electronics, Lintek, Weikeng and Zenitron
Contract Manufacturers	Celestica, Flextronics, Jabil, Sanmina-SCI and Solectron

Backlog

        As of June 30, 2002, our backlog of orders was $277.6 million compared to $237.0 million as of June 30, 2001. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following twelve months. Increasingly, major customers are operating their businesses with shorter lead-times and are placing their orders at shorter intervals, which tend to reduce backlog relative to future revenue. The increase in backlog at June 30, 2002 is largely attributable to several new customers, new program with existing customers, and acquisitions. Given adequate notice, we usually allow customers to cancel purchase orders without penalty. Backlog is not necessarily indicative of sales for any future period.

Research and Development

        We conduct research and development activities to improve the performance and cost effectiveness of our product offerings in target applications. Our research and development program focuses on Analog ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET® power MOSFET and IGBT product lines. We also direct our research and development toward reducing our customers' time-to-market and reducing the cost of their products. Our program places increasing emphasis on the development of chipsets and system-level solutions that improve overall system performance and cost, and help customers to accelerate market introduction of their products.

        In fiscal 2002, 2001, and 2000, we spent approximately $69.8 million, $69.6 million, and $47.2 million, respectively, on research and development activities.

        Our research and development center in El Segundo, California provides capacity for innovative starting material for IR's next generation high-voltage devices. The 55,000 square-foot facility incorporates a 12,000 square-foot clean-room. In addition, we also have research and development centers in Rhode Island, Italy and France.

        During fiscal 2002, we achieved performance enhancements and cost reductions across most of our product line. Our new products for target applications introduced in fiscal 2002 included: a) High-performance proprietary Analog ICs and systems that won major sole-source designs in electric fan controls, electric power steering, integrated starter/alternator and 42-volt automotive applications; b) Analog ICs for compact fluorescent lights (CFLs) that significantly reduce part count and simplify design; c) Exclusive iPOWIR™ technology devices, which simplify and shrink complex power conversion circuits, while increasing performance for servers, network processing units, and application-specific ICs in networking, telecom switches and routers; d) Trench and planar low-voltage MOSFETs that increased our penetration into high-end portable and desktop PCs, advanced digital cell phones, and next-generation PDAs; e) The FlipFET, an advanced IR packaging technique in which "the die is the package" to increase performance and power density for automotive and portable equipment; f) High-voltage (1000V) radiation-hardened (RAD-Hard) MOSFETs for specialized high frequency, space-level switching applications; g) Plastic-packaged MOSFETs, rated at 200 degrees Celsius — an industry first — for existing and emerging automotive applications; h) High-voltage power MOSFETs that combine process technologies to achieve benchmark performance in power supplies for servers and routers needed to carry Internet traffic.

Intellectual Property

        We have made significant investments in developing and protecting our intellectual property. Through successful enforcement of our patents, we have entered into more than 20 license agreements, generated royalty income, and received substantial payments in settlement of litigation. We have 234 issued U.S. patents and 151 U.S. patents pending. Our power MOSFET patents expire between 2002 and 2010, with the broadest remaining in effect until 2007 and 2008. In addition, IR has 202 issued foreign patents and 204 foreign patents pending in a number of countries. We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademark HEXFET®. We believe that our intellectual property contributes to our competitive advantage.

        We are committed to enforcing our patent rights, including through litigation, if necessary. Consistent with this policy, we have filed suits against Hitachi Ltd. and affiliated companies in January 2002 and IXYS Corporation in June 2000 charging infringement of several of our MOSFET patents. Our broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office. We currently have license agreements with the majority of power MOSFET manufacturers in the United States and abroad. In fiscal 2002 and 2001, we derived $47.6 million and $51.1 million of royalty revenues from license agreements, respectively. Our royalty income stream is dependent on the continued enforceability and validity of our patents, the ability of our competitors to design around our MOSFET technology or develop competing technologies, and general market conditions.

Competition

        We encounter differing degrees of competition for our various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes and product design changes. Several of our competitors are larger companies with greater financial resources. We believe that we are distinguished from our competitors by our comprehensive line of power management products and ability to combine these products into compact, cost-effective packages and system-level solutions. Our products compete with products manufactured by others on the basis of enabling capability, performance, reliability, quality, price, delivery time to customer and service (including technical advice and support). Our major competitors include: ST Microelectronics, Toshiba Corporation, Infineon Technologies AG, Fairchild Semiconductor Corporation, NEC Corporation, ON Semiconductor, Phillips International B.V., and Vishay-Siliconix Incorporated. Increasingly, we also compete with Linear Technology Corporation, Maxim Integrated Products, Inc., Analog Devices, Inc. and Texas Instruments Incorporated.

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

        IR and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary of ours that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including us, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). IR has settled all outstanding claims that have arisen against it out of the OII Site. No claims against Rachelle have been settled. The Company has taken the position that none of the wastes generated by Rachelle were hazardous.

        Counsel for Rachelle received another letter, dated August 2001, from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site. The offer required a payment from Rachelle in the amount of approximately $9.3 million in order to take advantage of the settlement. Rachelle did not accept the offer.

        In as much as Rachelle has not accepted the settlement, we cannot predict whether the EPA or others would attempt to assert an action for contribution or reimbursement for monies expended to perform remedial actions at the OII Site. We cannot predict the likelihood that the EPA or such others would prevail against Rachelle in any such action. We maintain the position of Rachelle that its wastes were not hazardous. Our insurer has not accepted liability, although it has made payments for defense costs for the lawsuit against us. We have made no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on our results of operations.

        We received a letter in June 2001 from a law firm representing UDT Sensors, Inc. relating to environmental contamination (chlorinated solvents such as trichlorethene) assertedly found in UDT's properties in Hawthorne, California. The letter alleges that we operated a manufacturing business at that location in the 1970's and/or 1980's and that we may have liability in connection with the claimed contamination. We have made no accrual for any potential loss.

Employees

        As of June 30, 2002, we employed approximately 5,900 people, of whom approximately 3,800 were employed in North America, 1,500 in Europe and 600 in Asia Pacific and Japan. The only collective bargaining agreements to which we are subject apply to our employees in Italy. We have approximately 500 employees in Italy. We consider our relations with our employees to be good.

Item 2. Properties

        Our operations occupy a total of approximately 1.7 million square feet, of which approximately 744,000 square feet are located within the United States. Of the worldwide total, approximately 464,000 square feet are leased and the remaining is owned by us.

        Our leases expire between 2002 and 2012. If we are unable to renew these leases upon expiration, we believe that we could find other suitable premises without any material adverse impact on our operations. Our major facilities are in the following locations:

	Total Square Feet
Facility
	Owned	Leased	Expiration of Lease
Temecula, California (U.S.A.)	331,000	—
El Segundo, California (U.S.A.)	113,000	166,000	August 30, 2002 to May 31, 2011
Santa Clara, California (U.S.A.)	—	59,000	October 31, 2002 to June 30, 2003
Leominster, Massachusetts (U.S.A.).	68,000	—
Tijuana, Mexico	192,000	—
Oxted, England (U.K.)	65,000	20,000	January 1, 2005 to January 1, 2010
Swansea, Wales (U.K.)	86,000	—
Newport, Wales (U.K.)	177,000	—
Turin, Italy	191,000	24,000	March 31, 2006 to November 30, 2007
Krefeld, Germany	—	110,000	April 30, 2012
Xian, China	—	24,000	September 30, 2003

        We believe that these facilities are adequate for our current and anticipated near-term operating needs. We estimate that we currently utilize approximately 84 percent of our worldwide manufacturing capacity.

        We have sales or technical support offices located throughout the United States and in Canada, China, the Czech Republic, Denmark, Finland, the United Kingdom, France, Germany, Hong Kong, Hungary, India, Japan, Korea, the Philippines, Russia, Scandinavia, Singapore, Switzerland and Taiwan.

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

        In August 2001, we reached a settlement in principle with respect to the lawsuits. The settlement contemplates the dismissal of all claims without any payments. The settlement requires the filing of formal documents with the court and court approval.

        In June 2000, we filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of our key U.S. patents 4,959,699, 5,008,725 and 5,130,767. The suit seeks damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2002, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. The Federal District Court entered a permanent injunction on May 21, 2002, which became effective on June 5, 2002, barring IXYS "and all persons in active concert or participation with them who receive actual notice" of the injunction from "making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by" IR's U.S. patents 4,959,699, 5,008,725 and/or 5,130,767. On August 2, 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In the Federal District Court, on August 2, 2002, following trial on damages issues the jury awarded us $9.06 million in compensatory damages. We anticipate that IXYS will appeal. In January 2002, IXYS filed suit in the

Federal Northern District of California alleging infringement of its U.S. patents 4,636,580, 4,670,771, 4,970,576, 4,483,810 and 4,505,418. The latter suit is in a preliminary phase.

        In January 2002, we filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. and affiliated companies alleging infringement of certain of IR's U.S. patents. The suit seeks damages and such other relief as is customary in such matters. Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse. At IR's request, the District Court issued a preliminary injunction against certain infringing acts and, as a result of further action by the Court of Appeals for the Federal Circuit, as of August 2, 2002, the Hitachi defendants were enjoined from making, using, offering for sale or selling in, or importing into, the United States certain Hitachi planar power MOSFETs. Trial in the case is currently scheduled for December 2002. Hitachi filed suit against us in the Federal Northern District of California in April 2002 on its U.S. patent 5,101,244. The latter suit was transferred to, and is now pending in, the Central District of California; it is in a preliminary phase. In April 2002, Hitachi filed suit against the Company in Tokyo, Japan, District Court alleging infringement of certain of its Japanese patents. Hitachi seeks an injunction in this Japanese action.

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

        The executive officers of IR are:

Eric Lidow	89	Chairman of the Board
Alexander Lidow	47	Chief Executive Officer
Robert J. Mueller	73	Executive Vice President, External Affairs
Michael P. McGee	43	Executive Vice President and Chief Financial Officer
Robert Grant	39	Executive Vice President, Global Sales and Corporate Marketing
Walter Lifsey	44	Executive Vice President, Operations
Donald R. Dancer	51	Vice President, General Counsel and Secretary

        Eric Lidow, the founder of the Company, has been a director since our inception in 1947 and was Chief Executive Officer until March 1995. Mr. Lidow continues as Chairman of the Board and also served as Chairman of our Executive Committee.

        Alexander Lidow, Ph.D., has been employed by us since 1977. He was elected a director in September 1994 and Chief Executive Officer in March 1995. Dr. Lidow serves on the Board of Trustees of the California Institute of Technology. Dr. Lidow is a son of Eric Lidow.

        Robert J. Mueller has been employed by us since 1961. He has been Executive Vice President, External Affairs since July 1993. He was first elected a director in 1990.

        Michael P. McGee joined us in July 1990. He became Vice President and Chief Financial Officer in 1993. In November 1998, Mr. McGee was elected Executive Vice President. In June 2000 he was elected Chairman and Co-CEO of Nihon Inter Electronics Corporation.

        Robert Grant has been employed by us since 1992. He joined the company in February 1992 as Director, Worldwide Customer Operations. In October 1998, Mr. Grant became Senior Vice President, Customer Service and Sales Systems, and in October 1999 became Senior Vice President, Marketing Communications and eCommerce. In July 2000, Mr. Grant was elected Executive Vice President. He was promoted to Executive Vice President, Global Sales and Corporate Marketing in November 2001.

        Walter Lifsey has been employed by us since 1999. His most recent assignment was as Senior Vice President, Corporate Development before being appointed Executive Vice President, Operations in April, 2002. Prior to joining IR, he held senior management positions at AMP, Inc. and TRW Inc.

        Donald R. Dancer joined IR in August 2002. He most recently was General Counsel for GE Industrial Systems Solutions, and served 22 years in various senior legal positions with General Electric.

PART II

Item 5. Market for the Registrants' Common Equity and Related Stockholders' Matters

Price Range of Common Stock
(Closing Prices in Dollars)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal Year									Stockholders at Year End (000's)
	High	Low	High	Low	High	Low	High	Low
2002	39.00	26.25	40.00	24.75	46.50	33.69	49.69	26.19	1,778
2001	65 5/8	45 13/16	51 3/4	28	54 64/79	28 22/25	67 39/50	34	1,655
2000	17 7/16	12 1/4	26	15 3/4	46	23 3/4	57 9/16	31 11/16	1,546

        Our Common Stock is traded on The New York Stock Exchange and the Pacific Exchange under the symbol "IRF." No dividends were declared or paid in any of the referenced years.

        The quoted market prices are as reported on the New York Stock Exchange Composite.

Item 6. Selected Financial Data

        The selected consolidated financial data as of June 30, 2002 and 2001 and for the fiscal years ended June 30, 2002, 2001 and 2000 are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes beginning on page 28. The selected consolidated financial data as of June 30, 2000, 1999 and 1998, and for the fiscal years ended June 30, 1999 and 1998 are derived from our audited consolidated financial statements which are not included in this document.

	Fiscal Years Ended June 30,
	2002	2001	2000	1999	1998
Statement of Operations Data (1) (In thousands except per share data)
Revenues	$720,229	$978,585	$753,327	$545,371	$551,891
Cost of sales	463,370	622,394	485,240	393,379	375,727

Gross profit (2)	256,859	356,191	268,087	151,992	176,164
Selling and administrative expense	125,578	137,662	114,664	98,193	104,661
Research and development expense	69,775	69,648	47,180	40,512	39,132
Amortization of acquisition — related intangible assets	4,110	5,996	255	—	—
Impairment of assets, restructuring and severance charges	—	47,992	—	24,520	—

Operating profit (loss)	57,396	94,893	105,988	(11,233)	32,371
Interest income	28,592	47,849	5,224	1,213	2,313
Interest expense	(22,093)	(26,126)	(11,236)	(12,333)	(9,601)
Other income (expense), net	1,916	1,765	1,564	53,509	(494)

Income before income taxes, extraordinary charge and cumulative effect of accounting change	65,811	118,381	101,540	31,156	24,589
Provision for income taxes	17,111	30,732	28,431	10,780	8,114

Net income (3) (4)	$48,700	$87,649	$73,109	$20,376	$16,475

Net income (loss) per common share:
Net income per common share — Basic (4)	$0.77	$1.41	$1.33	$0.39	$0.32

Net income per common share — Diluted (4)	$0.75	$1.35	$1.27	$0.39	$0.32

Average common shares outstanding — Basic	63,390	62,215	54,803	51,612	51,248
Average common shares and potentially dilutive securities outstanding — Diluted	65,271	64,800	57,662	51,788	51,674
Balance Sheet Data (In thousands)
Cash and cash investments	$671,312	$851,361	$254,336	$40,397	$45,526
Working capital (5)	558,987	1,013,206	441,463	165,642	163,317
Total assets	1,813,182	1,746,462	1,025,970	709,085	735,827
Short-term debt	18,211	14,706	14,073	23,043	65,379
Long-term debt, less current maturities	566,841	552,751	4,589	158,418	141,528
Stockholders' equity	1,058,645	979,657	844,066	396,274	399,650
Cash Flows Data (In thousands)
Cash flows from operating activities	$51,256	$206,648	$96,620	$97,212	$46,081

(1)
Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

(2)
Gross profit includes charges of $38.4 million and $2.5 million for inventory written down to net realizable value during fiscal years 2001 and 1999, respectively. Gross profit, excluding the inventory writedown charges, was $394.6 million and $154.5 million, for the fiscal years 2001 and 1999, respectively.

(3)
Net income includes total pretax restructuring charges of $86.4 million and $27.0 million, for the fiscal years 2001 and 1999, respectively, which are comprised of the inventory writedowns outlined in (1) and $48.0 million and $24.5 million in restructuring charges for impairment of assets and personnel severance payments for the fiscal years 2001 and 1999, respectively. Income, excluding the restructuring charges, was $151.6 million and $13.4 million, for the fiscal years 2001 and 1999, respectively.

(4)
Net income excludes an extraordinary charge on the early repayment of debt of $4.8 million (net of income tax benefit of $1.9 million) and the cumulative effect of an accounting change of $26.2 million (net of income tax benefit of $5.4 million), for fiscal years 2000 and 1999, respectively. Including these charges, basic and diluted net income (loss) per share would have been $1.25 and $1.19, respectively, for fiscal 2000 and ($0.11) and ($0.11), respectively, for fiscal 1999.

(5)
Working capital is defined as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain items included in selected financial data as a percentage of revenues.

	Fiscal Years Ended June 30,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Cost of sales	64.3	63.6	64.4

Gross profit	35.7	36.4	35.6
Selling and administrative expense	17.4	14.1	15.2
Research and development expense	9.7	7.1	6.3
Amortization of goodwill and acquisition — related intangible assets	0.6	0.6	—
Impairment of assets, restructuring and severance charges	—	4.9	—

Operating profit	8.0	9.7	14.1
Interest income	4.0	4.9	0.7
Interest expense	(3.1)	(2.7)	(1.5)
Other income, net	0.3	0.2	0.2

Income before income taxes and extraordinary charge	9.2	12.1	13.5
Provision for income taxes	2.4	3.1	3.8

Income before extraordinary charge	6.8	9.0	9.7

Extraordinary charge	—	—	(0.6)

Net income	6.8%	9.0%	9.1%

Fiscal Year 2002 Compared with Fiscal Year 2001

Revenues

        Revenues for 2002 were $720.2 million, versus $978.6 million in 2001. Fiscal 2002 revenues were impacted by the downturn in the semiconductor industry. For the 12 months ended June, Semiconductor Industry Association data shows a 32 percent decline in semiconductor industry revenues, whereas IR's revenues declined by 26 percent during this period. Despite this challenging environment, revenues from IR's proprietary products (Analog ICs, Advanced Circuit Devices, and Power Systems) grew by 5 percent and comprised half of product revenues in fiscal 2002, compared to 35 percent in 2001. Royalties contributed $47.6 million to revenues, compared to $51.1 million in 2001.

        In line with the industry downturn, IR experienced a 47 percent decline year-over-year in the information technology sector and a 40 percent decline in revenues in the industrial sector for fiscal 2002. However, the Company returned to sequential revenue growth in the second half, with revenues increasing 13 percent sequentially over the first half of fiscal 2002.

        Notwithstanding the downturn, IR achieved growth in several target sectors. IR strengthened its position in the aerospace and defense sector by securing multiple sole-source design wins in leading defense and satellite programs. Revenues from this sector grew 18 percent over the prior year. Revenues from the consumer electronics market rose 19 percent, reflecting increased demand for applications in high-end household appliances. Including acquisitions, revenues from the automotive sector grew 13 percent compared to fiscal 2001. Excluding acquisitions, IR's revenue growth in the automotive sector was approximately 7 percent.

        Orders for our proprietary products represented more than half of total bookings for fiscal 2002. Orders climbed 13 percent sequentially in the fourth quarter, including bookings from TechnoFusion. Shipments into the distribution channel declined by 34 percent year-over-year, but strengthened in the fourth quarter, rising 21 percent from the third quarter level.

        During the third quarter of fiscal 2002, we acquired the assets of European Semiconductor Manufacturing, Ltd. and the "high-reliability" power MOSFET line of Fairchild Semiconductor. In the fourth quarter of fiscal 2002 we completed the acquisition of TechnoFusion GmbH, a leading maker of power generation products for the automotive industry, from Royal Philips Electronics. In total, these acquisitions contributed about $8.9 million to the Company's revenues for the year.

Gross Profit Margin

        Gross profit was $256.9 million (35.7% of revenues) in 2002, versus $356.2 million (36.4% of revenues) in 2001, including an inventory write down of $38.4 million in the fourth quarter of fiscal 2001. Without the write down, gross profit in 2001 was 40.3 percent of revenues. Strength in higher-margin proprietary products helped to counter the impact of price declines, lower production volumes for components, and lower royalties.

Operating Expenses

        In 2002, selling and administrative expense was $125.6 million (17.4% of revenues), versus $137.7 million (14.1% of revenues) in the comparable year-ago period. The decline in absolute spending reflected the benefits of our cost containment programs and selling commissions paid on a lower sales base and was partially offset by $0.6 million from acquisitions. Expenses rose as a percentage of revenues because of lower sales compared to 2001.

        In 2002, our research and development expenditures were $69.8 million (9.7% of revenues), compared to $69.6 million (7.1% of revenues) in the prior-year period. We continue to invest in the development of new proprietary products for information technology, automotive, aerospace and defense, and home appliances and other motion control applications.

        In 2002, amortization of acquisition-related intangible assets was $4.1 million (0.6% of revenues), compared to $6.0 million (0.6% of revenues) in 2001. In 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, which eliminated the amortization of goodwill and assembled workforce.

Interest Income and Expenses

        Interest income was $28.6 million and $47.8 million for the year ended June 30, 2002 and 2001, respectively. The 2002 figure primarily reflected the impact of lower interest rates.

        Interest expense was $22.1 million and $26.1 million for the years ended June 30, 2002 and 2001, respectively. The decrease principally reflected realized savings from the $412.5 million notional amount interest rate swap transaction with JP Morgan Chase Bank. See Notes to the Consolidated Financial Statements ("Note") 3.

Other Income and Expenses

        In 2002, we reached a settlement with our insurance carrier for equipment that was damaged at one of our wafer fabrication lines (See Note 7). We recognized a $4.0 million gain for the involuntary conversion of the damaged equipment. The gain primarily represents the excess of the proceeds received and used to replace the damaged equipment over the net book value of the replaced equipment. Additionally, a resulting net gain on the settlement of the claim of $3.4 million was recorded within other income and expenses.

        Net foreign currency losses and gains in fiscal 2002 and 2001, respectively, were less than $1.2 million in each year.

Income Taxes

        Our effective tax rate in 2002 and 2001 was approximately 26 percent, which differed from the U.S. federal statutory tax rate of 35 percent and reflected the benefits of foreign tax credits, research and development credits and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit, and higher state taxes.

Fiscal Year 2001 Compared with Fiscal Year 2000

Revenues

        Revenues for 2001 were $978.6 million versus revenues of $753.3 million in 2000. The overall growth of 30 percent in revenues reflected strong business conditions early in the year. Revenues for our proprietary products (analog ICs, advanced circuit devices, and power systems) grew 91 percent, to comprise 35 percent of product revenues in 2001 compared to 23 percent of product revenues in 2000. Component product revenues increased 11 percent, but declined, as a percent of revenues, by 12 percent from the prior year, reflecting a drop off in demand for the multi-market products that account for about 30 percent of our business.

        Net patent royalties contributed $51.1 million to revenues, compared to $36.4 million in 2000, reflecting market growth, operative changes in license agreements and the expiration of the royalty sharing agreement with Unitrode Corporation.

        Our 2001 revenues from selected information technology, automotive, aerospace and industrial applications increased by 37 percent over the prior year. Demand in the telecom/datacom subsector

(which includes servers, routers, and infrastructure) began to show signs of weakness late in the third quarter 2001.

        Fourth quarter 2001 results reflected worsening business conditions. Shipments into the information technology sector, which accounted for 51 percent of our business during 2001, declined in the fourth quarter by 64 percent sequentially. Late in the fourth quarter, weakness in demand also spread to the industrial market. Pricing for multi-market products declined sequentially by nearly 8 percent. In the face of continuing price pressure and widespread concerns about semiconductor industry conditions through the balance of the calendar year, we took steps to align IR's cost structure with our revised outlook and financial targets. In light of the above business conditions, we recorded an $86.4 million pretax restructuring charge for the writedown of assets, the writedown of inventory, and severance. See further discussion of the June 2001 Restructuring Charge below.

        Including the impact of the restructuring charge recognized in 2001, we generated net income of $87.6 million or $1.35 per share, compared to the prior year's net income of $68.3 million or $1.19 per share. Excluding the charge, income for the full year 2001 was $151.6 million or $2.34 per share. The increase in earnings in 2001 compared to 2000 is attributed to higher sales volume, a higher proportion of proprietary products, manufacturing efficiencies and higher interest income from our investments.

Gross Profit Margin

        Gross profit was $356.2 million (36.4% of revenues) in 2001, versus $268.1 million (35.6% of revenues) in 2000. In the fourth quarter, $38.4 million was charged to cost of sales for the writedown of inventory as a result of the market downturn. Excluding the inventory charge, gross profit for fiscal 2001 was 40.3 percent of revenues. The gross margin increase reflected a higher proportion of revenues from our proprietary products, increased royalty income, and cost reductions.

Operating Expenses

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

        In 2001, amortization of goodwill and acquisition-related intangible assets was $6.0 million (0.6% of revenues), principally related to the acquisitions of Omnirel LLC, Advanced Analog, Inc., Unisem, Inc. and the assets of Magnitude-3 LLC.

Interest Income and Expenses

        Interest income increased from $5.2 million in 2000 to $47.8 million in 2001 due to higher levels of cash and short-term investments.

        Interest expense increased from $11.2 million in 2000 to $26.1 million in 2001. The increase was a result of the $550 million convertible notes sold in July 2000.

Other Income and Expenses

        Net foreign currency gains and losses were less than $1.0 million in each year.

Income Taxes

        Our effective tax rate in 2001 was approximately 26 percent, which differs from the U.S. federal statutory tax rate of 35 percent, due primarily to the benefits of foreign tax and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit and higher state taxes.

        Our effective tax rate for 2000 was approximately 28 percent, which differs from the U.S. federal statutory tax rate of 35 percent, due primarily to a decrease in valuation allowance, the benefits of foreign tax and research and development credits, partially offset by higher statutory rates in certain foreign jurisdictions and foreign jurisdiction losses without foreign tax benefit.

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

        The asset writedown included the following: a) An uncompleted wafer fabrication bay at our facility in Temecula, California with a carrying value of $26.8 million, was adjusted to a fair value of $0.6 million. We had no current plans to utilize these site-specific assets or complete the construction of the wafer bay; b) Equipment no longer utilized, located at our subcontract assembly facilities in Southeast Asia with a carrying value of $1.0 million, was written off; c) Building improvements and certain production lines at our facilities in the United Kingdom with a carrying value of $3.9 million were adjusted to a fair value of $0.2 million. These production lines were operating at very low utilization and we had no plans for future production; d) Building improvements and wafer and assembly equipment in Italy with a carrying value of $2.1 million were adjusted to a fair value of $0.2 million. These production lines were idle with no plans for future use, and production of certain products was transferred to our facilities in India; e) Information systems applications with a carrying value of $3.8 million were written down primarily as a result of a move to a new datacom/telecom infrastructure and the implementation of changes to our financial reporting systems; and f) Under the terms of certain of our subcontract assembly agreements in Southeast Asia, we had the obligation to purchase back $4.3 million of equipment because our order volume fell below predetermined thresholds. Order volumes were not expected to increase to a level which would relieve the obligation, and we had no other plans to utilize the equipment.

        The $38.4 million inventory writedown reflected a loss of utility as a result of the impact of the semiconductor industry downturn and weak demand in our end markets. In determining the inventory charge, we addressed the following factors: a) Market conditions made certain customer-specific inventory excessive. In light of current market conditions, we did not expect to sell a large portion of this inventory; b) We had built up inventory during fiscal 2001 to support a revenue level significantly higher than revised projections for our IT customers' current generation of datacom/telecom equipment. Reduced demand for these customer products made inventory levels excessive and reduced the expected recoverability; and c) We had excess inventory that we expect would be sold at prices lower than its historical cost. In line with management's expectations, substantially all of the inventory written down at June 30, 2001 was disposed of during the year.

        In the quarter ended June 2001, we recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at our facilities in the United Kingdom. In addition, in the first quarter of fiscal y ear 2001, we announced a further workforce reduction of approximately 500 positions. We have absorbed the cost of this workforce reduction into fiscal year 2002 operations.

        We expect to reduce costs by approximately $35 million by the end of calendar year 2002 as a result of the fourth quarter 2001 restructuring activities and the reduction in workforce announced in the first quarter of fiscal 2002. The projected savings will consist primarily of lower direct labor costs, lower depreciation expense and lower selling and administrative costs.

Liquidity and Capital Resources

        At June 30, 2002, we had cash and cash equivalent balances of $240.4 million and cash investments in marketable debt securities of $430.9 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $120.5 million, totaled $791.8 million. Our investment portfolio consists of available-for-sale fixed income, investment-grade securities with maturities of up to 36 months.

        During 2002, operating activities generated cash flow of $51.3 million compared to $206.6 million in the prior year period. Working capital increased by $59.5 million this fiscal year period, primarily related to a reduction in accrued taxes, accrued interest and accounts payable, partially offset by increases in inventory and accounts receivable.

        During 2002, cash used in investing activities totaled $221.9 million. We added $63.5 million in capital equipment, and we sold $26.9 million of investments in marketable debt securities. In the second half of fiscal year 2002, we acquired certain business assets of European Semiconductor Manufacturing, Ltd., certain business assets of Fairchild Semiconductor Corporation, and the business of TechnoFusion GmbH and certain related assets for approximately $85 million, $30 million, and $55 million, respectively.

        Capital expenditures for the year were primarily related to investments in manufacturing equipment, of which the majority is used to produce proprietary products. Additionally, at June 30, 2002, we had made purchase commitments for capital expenditures of approximately $11.6 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

        Financing activities during fiscal year 2002 generated $15.3 million. As of June 30, 2002, we had revolving, equipment and foreign credit facilities of $153.2 million, against which $32.7 million had been utilized. As discussed in Note 3, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $12.0 million plus a collateral requirement for the interest rate swap transaction, as determined periodically. At June 30, 2002, $12.0 million in letters of credit were outstanding related to the transaction. The collateral requirement of the transaction may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the collateral requirement of the transaction and the letter of credit requirement will be over time. To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal year, our letter of credit commitment would have been approximately $12.9 million.

        For the possible effects of environmental matters on liquidity, see Note 11.

        We lease certain of our administrative, research and development and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating and capital leases. Future minimum operating lease obligations are as follows: fiscal 2003: $5.6 million; fiscal 2004:

$5.0 million; fiscal 2005: $4.0 million; fiscal 2006: $3.1; fiscal 2007: $2.6 million; and $6.0 million thereafter. Future minimum capital lease obligations are $1.1 million in both fiscal 2003 and 2004.

        In July 2000, we sold $550 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007. The interest rate is 4.25 percent per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 2001. The notes are convertible into shares of the IR's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. In December 2001, we entered into an interest rate swap transaction that modified the interest characteristic on $412.5 million of our outstanding convertible debt, (See Item 7a).

        In November 2000, we entered into a three-year syndicated multi-currency revolving credit facility (the "Credit Facility") led by BNP Paribas, which provided a credit line of $150 million, of which up to $100 million may be used for standby letters of credit. The credit agreement allows borrowings by IR's foreign subsidiaries and provides funding for IR's general corporate purposes. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25 percent and 1.125 percent for base rate advances and a margin of between 1.25 percent and 2.125 percent for euro-currency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is 0.375 percent of the unused portion of the credit facility.

        As of June 30, 2002, total scheduled principal payments on the Credit Facility, Convertible Subordinated Notes, and other debt obligations are as follows: fiscal 2003: 18.2 million; fiscal 2004: $1.2 million; fiscal 2005: $0.1 million; fiscal 2006: $0; fiscal 2007: $565.1 million; and $0.5 million thereafter.

        We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the $150 million Credit Facility, will be sufficient to meet our operations and to take advantage of strategic opportunities as they occur in the next 12 months. Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs. We are required to adopt the provisions of SFAS No. 143 no later than the first quarter of fiscal 2003. SFAS No. 143 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new Statement provides a single accounting guidance with respect to reporting the effects of the disposal of a business. SFAS No. 144 is effective for us beginning July 1, 2002, with earlier adoption encouraged. SFAS No. 144 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We will be required to adopt the provisions of SFAS No. 145 on July 1, 2002. Upon adoption, the net extraordinary loss from the extinguishment of debt of approximately $4.8 million in fiscal year 2000 will no longer be considered extraordinary, and will be classified within the consolidated statement of income as a component of continuing operations. Other than the reclassification of the debt extinguishment, management believes that SFAS No. 145 will not have a significant impact on the Company's financial position, results of operations, and cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes guidance that previously existed under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas liabilities were recorded under EITF No. 94-3 at the date of commitment to the plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement.

Critical Accounting Policies

Revenue Recognition

        Our revenue recognition policy is driven by and is in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition." The majority of revenues are recognized upon shipment for product sales to all customers, including distributors, with a provision for estimated returns and allowances recorded at the time of shipment. No revenue is recognized unless the contractual terms and conditions provide evidence than an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and performance of services has occurred.

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly.

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

Derivative Financial Instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133," require that the derivative instruments be recorded at fair value. The accounting policies for these instruments are based on certain criteria for designating them as either cash flow or fair value hedges. A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge. A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge.

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

Stock-Based Compensation

        Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record stock-based employee compensation plans at fair value. We have elected to continue accounting for stock-based compensation in accordance with APB No. 25 and have provided the required disclosures under SFAS No. 123 in the Notes to the Consolidated Financial Statements.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

        This Form 10-K Report contains some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking materials are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segments of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be underutilized, capital spending might be slowed, and our performance might be negatively impacted. Additional factors that could affect actual results include the failure of market demand to materialize as anticipated; weakness or program or order postponements in the information technology sector of our business; the effectiveness of cost controls and cost reductions; litigation and other unexpected costs associated with cost-reduction efforts, including reductions-in-force and the transfer and consolidation of product lines and equipment; the effectiveness of integration of acquisitions into our operations; our ability and timing to achieve strategic acquisitions and the effect of associated costs; the availability of government incentives; the accuracy of customers' forecasts; product claims, returns and recalls; market and sector conditions that affect our customers, licensees and suppliers; introduction, acceptance, availability and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications; company and market impact due to the cancellation or delays in customer and/or industry programs or orders; our mix of product shipments; availability of adequate capacity and unanticipated costs of refurbishment or replacement of equipment; pricing pressures; the success of working capital management programs; failure of suppliers and subcontractors to meet their delivery commitments;

unfavorable changes in industry and competitive conditions; impact of any disruption in, or increased cost of, electricity and/or other critical supplies; economic conditions in our markets around the world and the timing of changes in market conditions; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation or to the euro conversion; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade, and export regulations and policies; the actual results of any outstanding patent and other litigation; and other uncertainties disclosed in our filings with the Securities and Exchange Commission, including, without limitation, our S-3 filing of October 16, 2000. Additionally, to the foregoing factors should be added the financial and other ramifications of terrorist actions.

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

Interest Rate Risk

        Our financial assets and liabilities that are subject to interest rate risk are our investments in debt securities, our convertible debt and our interest rate swap transaction. Our primary objective is to preserve principal while at the same time maximizing yield without significantly increasing risk. At June 30, 2002, we evaluated the effect that near-term changes in interest rates would have had on these transactions. An adverse change of as much as 10 percent change in the interest rates would not have had a material effect on our results of operations, financial position or cash flows.

        In December 2001, we entered into an interest rate swap transaction (the "Transaction") with an investment bank, JP Morgan Chase Bank (the "Bank"), to modify the interest characteristic of our outstanding convertible debt (the "Debt"). (See Note 4.) The notional amount of the Transaction is $412.5 million, representing 75 percent of the Debt. We will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15 starting on January 15, 2002. In exchange, we will pay to the Bank floating rate payments based upon the London InterBank Offered Rate ("LIBOR") multiplied by the notional amount of the Transaction. During fiscal 2002, this arrangement reduced interest expense by $4.6 million. We valued the Transaction and the Debt on the transaction date. The mark-to-market adjustment of the Transaction included in long-term other assets was approximately $6.9 million at June 30, 2002.

        In April 2002, we entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.5 million, representing 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract was valued at $5.7 million at inception and will be marked-to-market at each balance sheet date in accordance with SFAS No. 133. At June 30, 2002, the mark-to-market adjustment of the Contract was

$4.5 million. The mark-to-market adjustments of the Contract will be charged to interest expense through the Contract's termination date.

Foreign Currency Risk

        We conduct business on a global basis in several foreign currencies. We have established a foreign currency hedging program, utilizing foreign exchange forward contracts to hedge certain foreign currency transaction exposures. The objective of these forward contracts is to neutralize the impact of currency exchange rate movements on the operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. We do not use forward contracts for speculative or trading purposes. At June 30, 2002, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding forward contracts. If we had experienced an adverse change in foreign exchange rates of as much as 10 percent, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position and cash flows.

        In March 2001, we entered into a 5-year foreign exchange forward contract (the "Forward Contract"), designated as a cash flow hedge, for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan. Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At June 30, 2002, 15 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 111.73 yen per U.S. dollar. At June 30, 2002, a mark-to-market adjustment, net of tax, of $1.0 million was reflected in the balance sheet. At June 30, 2002, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to the Forward Contract's cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months.

        We had approximately $27.0 million and $30.5 million of forward contracts not designated as hedges at June 30, 2002 and 2001, respectively. Unrealized losses of $2.0 million and $0.4 million were recognized in earnings as of June 30, 2002 and 2001, respectively.

        The net realized foreign currency transaction gain was $1.6 million for the year ended June 30, 2002.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Supporting Financial Statement Schedule:

Schedule No.	Page
II Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 30, 2002, 2001 and 2000	60

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of International Rectifier Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
July 25, 2002, except for Note 13 as to which the date is August 2, 2002.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In 000's except per share amounts)

	Fiscal Years Ended June 30,
	2002	2001	2000
Revenues	$720,229	$978,585	$753,327
Cost of sales	463,370	622,394	485,240

Gross profit	256,859	356,191	268,087
Selling and administrative expense	125,578	137,662	114,664
Research and development expense	69,775	69,648	47,180
Amortization of acquisition-related intangible assets	4,110	5,996	255
Impairment of assets, restructuring and severance charges (Note 6)	—	47,992	—

Operating profit	57,396	94,893	105,988
Other income (expense):
Interest income	28,592	47,849	5,224
Interest expense	(22,093)	(26,126)	(11,236)
Other, net	1,916	1,765	1,564

Income before income taxes and extraordinary charge	65,811	118,381	101,540
Provision for income taxes (Note 9)	17,111	30,732	28,431

Income before extraordinary charge	48,700	87,649	73,109
Extraordinary charge on early repayment of debt, net of income tax benefit of $1,856	—	—	(4,772)

Net income	$48,700	$87,649	$68,337

Net income per common share:
Basic:
Income before extraordinary charge	$0.77	$1.41	$1.33
Extraordinary charge	—	—	(0.08)

Net income per common share — Basic	$0.77	$1.41	$1.25

Diluted:
Income before extraordinary charge	$0.75	$1.35	$1.27
Extraordinary charge	—	—	(0.08)

Net income per common share — Diluted	$0.75	$1.35	$1.19

Average common shares outstanding — Basic	63,390	62,215	54,803

Average common shares and potentially dilutive securities outstanding — Diluted	65,271	64,800	57,662

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In 000's except share amounts)

	June 30, 2002	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$240,430	$395,414
Short-term cash investments	95,344	455,947
Trade accounts receivable, less allowance for doubtful accounts ($1,151 in 2002 and $1,798 in 2001)	150,959	138,595
Inventories	178,368	149,375
Deferred income taxes (Note 9)	23,027	31,339
Prepaid expenses and other receivables	41,126	38,511

Total current assets	729,254	1,209,181
Long-term cash investments	335,538	—
Property, plant and equipment, at cost, less accumulated depreciation ($377,484 in 2002 and $327,269 in 2001)	472,275	381,916
Goodwill and acquisition-related intangible assets, net	189,958	92,382
Other assets	86,157	62,983

Total assets	$1,813,182	$1,746,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans (Note 4)	$16,987	$13,343
Long-term debt, due within one year (Note 4)	1,224	1,363
Accounts payable	69,750	87,130
Accrued salaries, wages and commissions	25,696	20,414
Other accrued expenses	56,610	73,725

Total current liabilities	170,267	195,975
Long-term debt, less current maturities	566,841	552,751
Other long-term liabilities	13,336	6,300
Deferred income taxes (Note 9)	4,093	11,779
Commitments and contingencies (Notes 11, 12, and 13)
Stockholders' equity (Notes 1 and 5):
Common shares, $1 par value, authorized: 150,000,000; issued and outstanding: 63,698,659 shares in 2002 and 63,132,063 shares in 2001	63,699	63,132
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2002 and 2001	—	—
Capital contributed in excess of par value of shares	691,295	676,783
Retained earnings	297,554	248,854
Accumulated other comprehensive gain (loss)	6,097	(9,112)

Total stockholders' equity	1,058,645	979,657

Total liabilities and stockholders' equity	$1,813,182	$1,746,462

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In 000's except share amounts)

	Common Shares	Capital Contributed in Excess of Par Value of Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income	Total
Balance, June 30, 1999	$51,781	$257,746	$92,868	$(6,121)	$—	$396,274
Net income for the year ended June 30, 2000	—	—	68,337	—	68,337	68,337
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(1,670)	—
Unrealized holding gain on available-for-sale securities, net of tax deferred provision of $1,140	—	—	—	—	1,940	—

Other comprehensive income	—	—	—	270	270	270

Comprehensive income	—	—	—	—	68,607	—
Issuance of common shares:
8,850,000 — issuance of common stock	8,850	351,838	—	—	—	360,688
726,271 — exercise of stock options	726	9,817	—	—	—	10,543
237,210 — stock purchase plan	237	2,047	—	—	—	2,284
Tax benefits from exercise of stock options and stock purchase plan	—	5,670	—	—	—	5,670

Balance, June 30, 2000	$61,594	$627,118	$161,205	$(5,851)	$—	$844,066
Net income for the year ended June 30, 2001	—	—	87,649	—	87,649	87,649
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(4,281)	—
Unrealized gains on foreign currency forward contracts, net of deferred tax provision of $744	—	—	—	—	1,266	—
Unrealized holding loss on available-for-sale securities, net of deferred tax benefit of $256	—	—	—	—	(435)	—
Less: Reclassification adjustment of gain on available-for-sale securities, net of tax provision of $111	—	—	—	—	189	—

Other comprehensive income	—	—	—	(3,261)	(3,261)	(3,261)

Comprehensive income	—	—	—	—	84,388	—
Issuance of common shares:
240,000 — issuance of common stock	240	12,768	—	—	—	13,008
1,179,053 — exercise of stock options	1,179	18,379	—	—	—	19,558
118,829 — stock purchase plan	119	3,363	—	—	—	3,482
Tax benefits from exercise of stock options and stock purchase plan	—	15,155	—	—	—	15,155

Balance, June 30, 2001	$63,132	$676,783	$248,854	$(9,112)	$—	$979,657
Net income for the year ended June 30, 2002	—	—	48,700	—	48,700	48,700
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	11,223	—
Unrealized gains on foreign currency forward contracts, net of deferred tax provision of $573	—	—	—	—	976	—
Unrealized gain on available-for-sale securities, net of deferred tax provision of $2,579	—	—	—	—	4,396	—
Less: Reclassification adjustment of gain on available-for-sale securities, net of tax provision of $814	—	—	—	—	(1,386)	—

Other comprehensive income	—	—	—	15,209	15,209	15,209

Comprehensive income	—	—	—	—	63,909	—
Issuance of common shares:
408,033 — exercise of stock options	408	6,419	—	—	—	6,827
158,563 — stock purchase plan	159	4,173	—	—	—	4,332
Tax benefits from exercise of stock options and stock purchase plan	—	3,920	—	—	—	3,920

Balance, June 30, 2002	$63,699	$691,295	$297,554	$6,097	$—	$1,058,645

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In 000's)

	Fiscal Years Ended June 30,
	2002	2001	2000
Cash flow from operating activities:
Net income	$48,700	$87,649	$68,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,793	62,177	55,937
Amortization of acquisition-related intangible assets	4,110	8,877	255
Impairment of assets, restructuring and severance charges	—	86,396	—
Extraordinary charge	—	—	4,772
Deferred income taxes	(1,837)	(22,426)	6,178
Change in operating assets and liabilities, net (Note 1)	(59,510)	(16,025)	(38,859)

Net cash provided by operating activities	51,256	206,648	96,620

Cash flow from investing activities:
Additions to property, plant and equipment	(63,474)	(98,631)	(64,616)
Proceeds from sale of property, plant and equipment	841	3,210	4,118
Acquisition of certain business assets and businesses, net of cash acquired	(169,617)	(74,660)	(28,500)
Sale (purchase) of short-term investments	26,892	(396,971)	(49,030)
Other, net	(16,561)	(23,404)	(8,010)

Net cash used in investing activities	(221,919)	(590,456)	(146,038)

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt	2,076	2,321	(2,712)
Proceeds from long-term debt	171	532,258	153
Repayment of long-term debt and obligations under capital leases	(1,031)	(2,312)	(164,134)
Proceeds from issuance of common stock and exercise of stock options	13,113	51,203	379,185
Net proceeds from swap transactions	4,119	—	—
Other, net	(3,130)	779	1,810

Net cash provided by financing activities	15,318	584,249	214,302

Effect of exchange rate changes on cash and cash equivalents	361	(1,433)	25

Net increase (decrease) in cash and cash equivalents	(154,984)	199,008	164,909
Cash and cash equivalents, beginning of year	395,414	196,406	31,497

Cash and cash equivalents, end of year	$240,430	$395,414	$196,406

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

Business

        International Rectifier Corporation ("IR" or the "Company") is a world leader in power management technology that improves functionality, speed, and compactness in electrical applications. The Company's products are used in a range of end markets, including, information technology, consumer electronics, automotive, industrial and government/space. IR's analog ICs, advanced circuit devices, power systems, and components enable computer hardware to gain speed and reliability, allow portable electronics to run longer off a single charge, improve automotive fuel efficiency, and cut energy consumption in home appliances and industrial motors. The Company is a market leader in the $4 billion power MOSFET industry. Over 20 companies are licensed under its power MOSFET patents. IR serves customers around the world, and more than half its revenue comes from outside the United States.

        IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries, which are located in North America, Europe, and Asia. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

        The Company operates on a fiscal calendar under which fiscal 2002, 2001 and 2000 consisted of 52 weeks ending June 30, 2002, July 1, 2001 and July 2, 2000, respectively.

Revenue Recognition

        The Company's revenue recognition policy is driven by and is in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition." The Company recognizes the majority of its revenues upon shipment for product sales to all customers, including distributors, with a provision for estimated returns and allowances recorded at the time of shipment. No revenue is recognized unless the contractual terms and conditions provide evidence than an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and performance of services has occurred.

Research and Development

        Research and development costs are expensed as incurred.

Environmental Costs

        Costs incurred to investigate and remediate contaminated sites are expensed when such costs are identified and estimable.

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

        U.S. income taxes have not been provided on approximately $94.8 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or offset by foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Net Income per Common Share

        Net income per common share — Basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share — Diluted is similar to the computation of net income per common share — Basic except that the denominator is increased to include the number of additional common shares, such as options, that would have been outstanding using the treasury stock method for the exercise of options. The Company's use of the treasury stock method also reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

Statement of Cash Flows

        The Company invests excess cash from operations in investment grade money market instruments. The Company considers all highly liquid debt instruments with a purchased maturity of three months or less to be cash equivalents. Components in the change of operating assets and liabilities for the fiscal years ended June 30, 2002, 2001, and 2000 were comprised of the following (in 000's):

	2002	2001	2000
Trade accounts receivable, net	$2,245	$40,710	$(49,090)
Inventories	(13,380)	(61,049)	(5,295)
Prepaid expenses and other receivables	4,223	(31,353)	(52)
Accounts payable	(25,882)	(8,321)	19,871
Accrued salaries, wages and commissions	2,980	900	(2,527)
Other accrued expenses	(29,696)	43,088	(1,766)

	$(59,510)	$(16,025)	$(38,859)

        Supplemental disclosures of cash flow information (in 000's):

	2002	2001	2000
Cash paid during the year for:
Interest	$25,390	$15,235	$12,205
Income taxes	28,509	14,364	7,005
Interest capitalized	1,197	1,736	788

Fair Value of Financial Instruments

        Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information about financial instruments. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, the timing of future cash flows and the discount rate. Considerable judgment and assumptions, which are inherently subjective in nature, are required to interpret market data in developing the estimates of fair value.

Accordingly, the estimated fair values may not necessarily be realized in an immediate sale or settlement of the instrument in a current market exchange. The disclosure requirements of SFAS No. 107 exclude certain financial instruments (e.g., leases) and all non-financial instruments (e.g., fixed assets, intangibles). Accordingly, the aggregate amount presented does not reflect the underlying value of the Company.

Cash, Cash Equivalents, and Cash Investments

        The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents.

        The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. Government securities with maturities of no greater than 36 months. At June 30, 2002 and 2001, substantially all of the Company's marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," unrealized gains and losses on these investments are included as a separate component of stockholders' equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense.

        Cash, cash equivalents and cash investments as of June 30, 2002 and 2001 are summarized as follows (in 000's):

	2002	2001
Cash and cash equivalents	$240,430	$395,414
Short-term cash investments	95,344	455,947
Long-term cash investments	335,538	—

Total cash, cash equivalents and cash investments	$671,312	$851,361

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly. Inventories at June 30, 2002 and 2001 were comprised of the following (in 000's):

	2002	2001
Raw materials	$30,086	$26,541
Work-in-process	71,966	60,920
Finished goods	76,316	61,914

	$178,368	$149,375

        Inventory reserves at June 30, 2001 have been adjusted to reflect the $38.4 million impairment taken in connection with the Company's restructuring program. See "Note 6 — Impairment of Assets, Restructuring and Severance Charges."

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in other income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, ranging from 3 to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation expense for the fiscal years ended June 30, 2002, 2001, and 2000 was $59.8 million, $62.2 million, and $55.9 million, respectively. Property, plant and equipment at June 30, 2002 and 2001 was comprised of the following (in 000's):

	2002	2001	Range of Useful Life
Building and improvements	$156,384	$126,269	3 - 40
Equipment	622,412	519,546	3 - 15
Construction-in-progress	55,408	51,777
Less accumulated depreciation	(377,484)	(327,269)

	456,720	370,323
Land	15,555	11,593

	$472,275	$381,916

        Property, plant, and equipment at June 30, 2001 were adjusted to reflect the $45.2 million asset impairment charge taken in the fourth quarter. See "Note 6 — Impairment of Assets, Restructuring, and Severance Charges."

        Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment at June 30, 2002 and 2001 were as follows (in 000's):

	2002	2001
Equipment	$2,100	$1,978
Less accumulated depreciation	(1,940)	(1,293)

	$160	$685

        Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 2002, 2001, and 2000, repairs and maintenance costs were $18.9 million, $26.1 million, and $23.5 million, respectively.

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

Goodwill and Acquisition-Related Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of goodwill separate from other intangible assets. SFAS No. 142 requires that goodwill and identifiable intangible assets determined to have an indefinite life no longer be amortized, but instead be tested for impairment at least annually. The Company adopted SFAS No. 142 effective July 1, 2001.

        The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. The amortization periods for these intangible assets subject to amortization range from 4 to 12 years, depending on the nature of the assets acquired. The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been any impairment. In evaluating intangible assets subject to amortization, the Company compares the carrying value of each intangible asset with its undiscounted operating cash flows. The Company does not believe at June 30, 2002 any impairment of goodwill or acquisition-related intangible assets have occurred.

        In accordance with SFAS No. 141 and SFAS No. 142, $6.5 million of net assembled workforce was reclassified from amortized acquisition-related intangible assets to goodwill on July 1, 2001. At June 30, 2002 and 2001, goodwill and acquisition-related intangible assets included the following (in 000's):

		2002		2001
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$152,216	$—	$56,689	$(1,833)
Acquisition-related intangible assets:
Assembled workforce		—	—	7,570	(1,104)
Complete technology	4 - 12	22,402	(3,408)	13,720	(1,802)
Distribution rights and customer lists	5 - 12	15,452	(2,553)	15,330	(976)
Intellectual property and other	5 - 12	7,313	(1,464)	5,313	(525)

Total acquisition-related intangible assets		45,167	(7,425)	41,933	(4,407)

Total goodwill and acquisition-related intangible assets		$197,383	$(7,425)	$98,622	$(6,240)

        As of June 30, 2002, estimated amortization expense for the next five years are as follows (in 000's): fiscal 2003: $5,277; fiscal 2004: $5,277; fiscal 2005: $5,277; fiscal 2006: $4,807; and fiscal 2007: $3,790.

        Goodwill and assembled workforce amortization expense, net of taxes, recognized for the years ended June 30, 2001 and 2000 were $0.7 million and $0, respectively. Excluding this amortization, net income for the year ended June 30, 2001 would have been $88.3 million. Net income per common share—Basic and Diluted for the year ended June 30, 2001 would have been $1.42 and $1.36, respectively.

Derivative Financial Instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133," (collectively "SFAS No. 133") establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the consolidated statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. See Note 3 for a description of the Company's derivative financial instruments.

Foreign Currency Translations

        In general, the functional currency of a foreign operation is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into U.S. dollars using current exchange rates. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of stockholders' equity. At June 30, 2002 and 2001, accumulated foreign currency translation losses were $0.9 million and $12.1 million, respectively.

Stock-Based Compensation

        The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record stock-based employee compensation plans at fair value. The Company has elected to continue accounting for stock-based compensation in accordance with APB No. 25 and is providing the required disclosures under SFAS No. 123 in the Notes to the Consolidated Financial Statements. (See Note 5.)

Cost of Start-Up Activities

        The Company expenses all start-up and pre-operating costs as they are incurred in accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities."

Patent Costs

        The Company capitalizes legal costs incurred directly in pursuing patent applications and costs related to the defense and enforcement of issued patents. When such applications result in an issued patent, the related costs are amortized over the remaining useful life of the patents, which on average is 8 years, using the straight-line method. Such deferred costs are reviewed for impairment and recoverability periodically. Capitalized costs related to issued patents and pending patent applications (net of accumulated amortization) at June 30, 2002 and 2001 total approximately $8.8 million and $5.4 million, respectively.

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

Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of asset retirement obligations and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 no later than the first quarter of fiscal

2003. SFAS No. 143 is not expected to have a material impact on the financial position, results of operations, or cash flows of the Company.

        In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new Statement provides a single accounting guidance with respect to reporting the effects of the disposal of a business. SFAS No. 144 is effective for the Company beginning July 1, 2002, with earlier adoption encouraged. SFAS No. 144 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will be required to adopt the provisions of SFAS No. 145 on July 1, 2002. Upon adoption, the net extraordinary loss from the extinguishment of debt of approximately $4.8 million in fiscal year 2000 will no longer be considered extraordinary, and will be classified within the consolidated statement of income as a component of continuing operations. Other than the reclassification of the debt extinguishment, management believes that SFAS No. 145 will not have a significant impact on the Company's financial position, results of operations, and cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes guidance that previously existed under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas liabilities were recorded under EITF No 94-3 at the date of commitment to the plan. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

Reclassification

        Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

2. Investments

        Available-for-sale securities as of June 30, 2002 are summarized as follows (in 000's):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Cash Investments:
Corporate debt	$52,823	$93	$(41)	$52	$52,875
U.S. government and agency obligations	34,674	51	—	51	34,725
Other debt	7,741	3	—	3	7,744

Total short-term cash investments	$95,238	$147	$(41)	$106	$95,344

Long-Term Cash Investments:
Corporate debt	$220,129	$1,834	$(1,446)	$388	$220,517
U.S. government and agency obligations	59,054	381	(1)	380	59,434
Other debt	55,356	231	—	231	55,587

Total long-term cash investments	$334,539	$2,446	$(1,447)	$999	$335,538

        Available-for-sale securities as of June 30, 2001 are summarized as follows (in 000's):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Cash Investments:
Corporate debt	$359,277	$1,118	$(202)	$916	$360,193
U.S. government and agency obligations	82,605	278	(3)	275	82,880
Other debt	12,874	7	(7)	—	12,874

Total short-term cash investments	$454,756	$1,403	$(212)	$1,191	$455,947

        The Company acquired a minority interest in two publicly traded Japanese companies through the purchase of equity securities as strategic investments. The Company currently accounts for these investments under the cost method. The fair value of the equity investments at June 30, 2002 and 2001 are $29.3 million and $24.5 million, respectively. Mark-to-market adjustments increased the carrying value of these investments by $6.4 million and $1.5 million at June 30, 2002 and 2001, respectively.

        Proceeds from sales of available-for-sale securities were $450.9 million, $108.8 million and $0 for the years ended June 30, 2002, 2001, and 2000, respectively. The cost of marketable securities sold is determined by the weighted average cost method. For the year ended June 30, 2002, gross realized gains and losses on sales of available-for-sale securities were $2.4 million and $0.2 million, respectively. Gross realized gains and losses for the year ended June 30, 2001 were $0.3 million and $0, respectively. There were no realized gains or losses on the sales of available-for-sale securities for the year ended June 30, 2000.

3. Derivative Financial Instruments

        The Company's primary objective for holding derivative financial instruments is to manage interest rate and foreign currency risks. The Company's accounting policies for these instruments are based on certain criteria for designating them as either cash flow or fair value hedges.

Foreign Currency Risk

        The Company conducts business on a global basis in several foreign currencies. As such, it is exposed to adverse movements in foreign currency exchange rates. The Company has established a foreign currency hedging program, utilizing foreign exchange forward contracts to hedge certain foreign currency transaction exposures. The objective of these forward contracts is to neutralize the impact of currency exchange rate movements on the operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The Company does not use forward contracts for speculative or trading purposes.

        In March 2001, the Company entered into a 5-year foreign exchange forward contract (the "Forward Contract"), designated as a cash flow hedge, for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan. Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At June 30, 2002, 15 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 111.73 yen per U.S. dollar. At June 30, 2001, 19 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 111.73 yen per U.S. dollar. At June 30, 2002, a mark-to-market adjustment, net of tax, of $1.0 million was reflected in the Company's balance sheet. At June 30, 2002, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to the Forward Contract's cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months.

        The Company had approximately $27.0 million and $30.5 million of forward contracts not designated as hedges at June 30, 2002 and 2001, respectively. Unrealized losses of $2.0 million and $0.4 million were recognized in earnings as of June 30, 2002 and 2001, respectively.

Interest Rate Risk

        In December 2001, the Company entered into an interest rate swap transaction (the "Transaction") with an investment bank, JP Morgan Chase Bank (the "Bank"), to modify the interest characteristic of its outstanding convertible debt (the "Debt"). (See Note 4.)

        The notional amount of the Transaction is $412.5 million, representing 75 percent of the Debt. The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15 starting on January 15, 2002. In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate ("LIBOR") multiplied by the notional amount of the Transaction. During fiscal 2002, this arrangement reduced interest expense by $4.6 million. The Company valued the Transaction and the Debt on the transaction date. The mark-to-market adjustment (calculated as described below) of the Transaction included in long-term other assets was approximately $6.9 million at June 30, 2002.

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

        In support of the Company's obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totalling $12.0 million plus a collateral requirement for the Transaction, as determined periodically. At year-end, $12.0 million in letters of credit were outstanding related to the Transaction.

        The Transaction qualifies as a fair value hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." To test effectiveness of the hedge, regression analysis is performed at least quarterly comparing the change in fair value of the Transaction and the Debt. The fair values of the Transaction and the Debt are calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company's stock prices. For the year ended June 30, 2002, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

        In April 2002, the Company entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.5 million, representing 75 percent of the Debt. Under the Contract the Company has an option to receive a payout from Lehman covering the Company's exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract was valued at $5.7 million at inception and will be marked-to-market at each balance sheet date in accordance with SFAS No. 133. At June 30, 2002, the mark-to-market adjustment of the Contract was $4.5 million. The mark-to-market adjustments of the Contract will be charged to interest expense through the Contract's termination date.

4. Bank Loans and Long-Term Debt

        The following is a summary of the Company's long-term debt and other loans at June 30, 2002 and 2001 (in 000's):

	2002	2001
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principle amount, plus accumulated fair value adjustment of $15,003 at June 30, 2002)	$565,003	$550,000
Other loans and capitalized lease obligations	3,062	4,114

Debt, including current portion of long-term debt ($1,224 in 2002 and $1,363 in 2001)	568,065	554,114
Foreign unsecured revolving bank loans at rates from 0.85% to 5.13%	16,987	13,343

Total debt	$585,052	$567,457

        In July 2000, the Company sold $550 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007. The interest rate is 4.25 percent per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 2001. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The notes are subordinated to all of the Company's existing and future debt. The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement. In December 2001, the Company entered into the Transaction with the Bank, which converted the interest rate to variable and required that $412.5 million of the convertible notes be marked to market. (See Note 3.)

        In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility led by BNP Paribas, which provided a credit line of $150 million, of which up to $100 million may be used for standby letters of credit. The credit agreement allows borrowings by the Company's foreign subsidiaries and provides funding for the Company's general corporate purposes. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25 percent and 1.125 percent for base rate advances and a margin of between 1.25 percent and 2.125 percent for euro-currency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is 0.375 percent of the unused portion of the credit facility. The facility also contains certain financial and other covenants. The Company pledged as collateral shares of certain of its subsidiaries. At June 30, 2002 and 2001, under the credit agreement, the Company had $13.8 million and $12.1 million borrowings outstanding, respectively, and $15.7 million and $0 letters of credit outstanding, respectively.

        At June 30, 2002, the Company had $153.2 million in domestic and foreign revolving lines of credit, against which $32.7 million had been utilized.

        As of June 30, 2002, scheduled principal payments on long-term debt are as follows: fiscal 2003: 18.2 million; fiscal 2004: $1.2 million; fiscal 2005: $0.1 million; fiscal 2006: $0; fiscal 2007: $565.1 million; and $0.5 million thereafter.

5. Capital Stock

Employee Stock Purchase Plan

        The Company has a compensatory employee stock purchase plan ("ESPP"). Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value at a designated date. During fiscal 2002, 2001, and 2000, 158,563, 118,829, and 237,210 shares were purchased at weighted average per share exercise prices of $27.32, $29.30, and $9.63, respectively. Shares authorized under this plan that remained unissued were 582,107, 740,670, and 859,499 at June 30, 2002, 2001, and 2000, respectively. The weighted average per share fair value of ESPP options granted, using the Black-Scholes method, in 2002, 2001, and 2000 was $12.70, $24.77, and $5.81 per share, respectively.

Stock Option Plans

        The Company has three stock option plans, as follows: the Amended and Restated Stock Incentive Plan of 1992 ("1992 Plan"), the 1997 Employee Stock Incentive Plan ("1997 Plan") and the 2000 Incentive Plan ("2000 Plan"). Under the 1992 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, including executive officers, and to members of the Company's Board of Directors. Under the 1997 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees and consultants, but not to executive officers of the Company or members of its Board of Directors. No options may be granted under the 1992 Plan after December 31, 2002. Under the 2000 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, officers, directors, and consultants and advisors. Options have been issued with an exercise price at least equal to the fair value of the Company's common stock at the date of grant ("at market"). Option grants made prior to and on January 1, 2002 become exercisable in annual installments of 20 percent beginning on the first anniversary date. Option grants after January 1, 2002 become exercisable in annual installments of 25 percent beginning on the first anniversary date.

        In November 1996, the stockholders of the Company approved an amendment to the stock option plan of 1992. The amendment broadened the types of options and other stock-based awards (e.g., restricted stock, SARs and performance shares) that may be granted (prior to the amendment, only non-qualified options could be granted), extended the term of the 1992 Plan for three years to December 31, 2002, retained the provision for the annual increase in shares of the Company's common stock available for grant of 1.5 percent of outstanding shares, increased the maximum number of shares that may be granted to non-employee directors from 100,000 to 120,000 (including an annual grant of 5,000 shares to each such director), reduced the holding period for full vesting of certain non-employee director options from one year to six months, and generally provided the committee of the Board of Directors that administers the 1992 Plan with substantial powers and discretion with respect to awards. On January 1, 2002, 2001, and 2000, 949,703, 930,803, and 780,922 shares, respectively, were added to the 1992 Plan.

        The Board of Directors adopted the 1997 Plan in November 1997. On October 1, 2001 the 1997 Plan expiration date was amended from December 31, 2001 to December 31, 2009. The terms of the options authorized and granted under the 1997 Plan are substantially similar to those under the amended 1992 Plan. As of June 30, 2002, there were 3,964,885 shares available for future grants to eligible employees. Executive officers and directors are not eligible for grants under the 1997 Plan. During fiscal 2002, 2001, and 2000, only non-qualified options were issued under the 1997 Plan.

        In November 1999, the stockholders of the Company approved the 2000 Plan. The 2000 Plan is effective as of January 1, 2000. No awards may be granted under the 2000 Plan after December 31, 2009. As of June 30, 2002, there were 2,931,817 shares available for future grants to eligible persons.

        A summary of the status of options under the 2000, 1997, and 1992 Plans are as follows:

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding, June 30, 1999	5,389,747	13.62	—
Options granted	3,850,350	33.52	$20.14
Options exercised	(726,271)	14.50	—
Options expired or canceled	(257,649)	14.50	—

Outstanding June 30, 2000	8,256,177	22.79	—
Options granted	3,155,455	50.16	32.16
Options exercised	(1,179,053)	16.60	—
Options expired or canceled	(303,584)	35.38	—

Outstanding June 30, 2001	9,928,995	31.84	—
Options granted	3,690,145	40.97	26.41
Options exercised	(408,033)	15.66	—
Options expired or canceled	(961,709)	39.33	—

Outstanding June 30, 2002	12,249,398	34.47	—

        The following table summarizes significant option groups outstanding at June 30, 2002 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number Outstanding at June 30, 2002	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2002	Weighted Average Exercise Price
$ 6.00 to $ 8.25	692,209	4.81	$7.44	448,350	$7.68
$ 9.31 to $11.88	1,068,840	5.15	$10.99	888,520	$11.11
$12.63 to $17.44	1,067,380	6.33	$14.53	528,020	$14.82
$17.50 to $26.00	1,337,424	5.31	$20.83	999,843	$20.69
$30.00 to $37.19	2,349,071	8.13	$35.01	360,790	$34.99
$38.09 to $41.88	1,333,945	8.14	$40.81	330,110	$41.66
$43.84 to $54.13	3,056,574	7.31	$46.76	351,390	$49.90
$54.69 to $63.88	1,343,955	8.40	$61.28	248,664	$61.84

	12,249,398	7.04	$34.47	4,155,687	$24.33

        Additional information relating to the 1992, 1997 and 2000 Plans at June 30, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
Options exercisable	4,155,687	2,800,479	2,483,611
Options available for grant	7,398,322	6,077,055	2,998,123
Total reserved common stock shares for stock option plans	19,647,720	16,006,050	11,254,300

        The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

	2002	2001	2000
Expected life (years)	5	5	5
Interest rate	4.39%	5.52%	6.38%
Volatility	75.00%	73.00%	64.00%
Dividend yield	0%	0%	0%

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation programs. Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income and net income per common share-Basic and Diluted would approximate the following (in 000's except per share data):

Pro forma:	2002	2001	2000
Net income	$14,145	$62,142	$60,202
Net income per common share — Basic	$0.22	$1.00	$1.10
Net income per common share — Diluted	$0.22	$0.96	$1.04

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

        The Rights will become exercisable ten days after a person or group (the "Acquirer") has acquired beneficial ownership of 20 percent or more of the Company's common stock other than pursuant to a qualified offer, or announces or commences a tender offer or exchange offer that could result in the acquisition of beneficial ownership of 20 percent or more. Once exercisable, each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $135, subject to adjustment to prevent dilution. If the Acquirer acquires 20 percent or more of the Company's common stock, each Right (except those held by the Acquirer) entitles the holder to purchase either the Company's stock or stock in the merged entity at half of market value. The Rights have no voting power, expire on August 14, 2006, and may be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that the Acquirer has acquired 20 percent or more of the Company's shares.

        The Company amended and restated its Rights Agreement to remove the requirement that continuing directors vote in board approvals of certain corporate transactions as of December 15, 1998.

6. Impairment of Assets, Restructuring and Severance Charges

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

        The asset write down included the following: a) An uncompleted wafer fabrication bay at the Company's facility in Temecula, California with a carrying value of $26.8 million, was adjusted to a fair value of $0.6 million. The Company had no current plans to utilize these site-specific assets or complete the construction of the wafer bay; b) Equipment no longer utilized, located at the Company's subcontract assembly facilities in Southeast Asia with a carrying value of $1.0 million, was written off; c) Building improvements and certain production lines at our facilities in the United Kingdom with a carrying value of $3.9 million were adjusted to a fair value of $0.2 million. These production lines were operating at very low utilization and the Company had no plans for future production on these particular lines; d) Building improvements and wafer and assembly equipment in Italy with a carrying value of $2.1 million were adjusted to a fair value of $0.2 million. These production lines were idle with no plans for future use, and production of certain products was transferred to the Company's facilities in India; e) Information systems applications with a carrying value of $3.8 million were written down primarily as a result of a move to a new datacom/telecom infrastructure and the implementation of changes to the Company's financial reporting systems; and f) Under the terms of certain of the Company's subcontract assembly agreements in Southeast Asia, the Company had the obligation to purchase back $4.3 million of equipment because its order volume fell below predetermined thresholds. Order volumes were not expected to increase to a level that would have relieved the obligation, and the Company had no other plans to utilize the equipment.

        The $38.4 million inventory writedown reflected a loss of utility as a result of the impact of the semiconductor industry downturn and weak demand in the Company's end markets. In determining the inventory charge, the Company addressed the following factors: a) Market conditions made certain customer specific inventory excessive. In light of current market conditions the Company did not expect to sell a large portion of this inventory; b) The Company had built up inventory during fiscal 2001 to support a revenue level significantly higher than revised projections for its information technology customers' current generation of datacom/telecom equipment. Reduced demand for these customer products made inventory levels excessive and reduced the expected recoverability, and c) The Company had excess inventory that it expected would be sold at prices lower than its historical cost. In fiscal 2002, the Company disposed of a majority of the inventory written down at June 30, 2001.

        In the quarter ended June 2001, the Company recorded a $2.8 million charge for employee severance associated with the elimination of 29 positions related to a reduction in company-wide administrative staff levels and a reduction in operating personnel at its facilities in the United Kingdom. As of June 30, 2002, the Company had eliminated all 29 positions and paid $1.3 million for related termination benefits. The unutilized severance accrual of $1.5 million at June 30, 2002, classified as current, relates to remaining severance payments to certain employees who were notified prior to June 30, 2001 of the elimination of their positions. In addition, in the first quarter of fiscal year 2002, the Company announced a further workforce reduction of approximately 500 positions. The Company absorbed the cost of this workforce reduction into fiscal year 2002 operations.

7. Insurance Claim

        In June 2000, some equipment in one of the Company's wafer fabrication lines was damaged by exposure to hazardous materials. Remediation and repairs to the fabrication line continued throughout fiscal 2001 and 2002. The Company carried insurance, underwritten by Zurich Financial Services Group ("Zurich"), for both property losses and business interruption.

        During fiscal 2002, the Company reached a final settlement with Zurich for $42 million. During fiscal 2002 and 2001, the Company received $18.0 million and $15.0 million, respectively, and the remaining $9.0 million was recorded as a receivable at June 30, 2002 and collected in July 2002.

        During fiscal 2002 and 2001, the Company recorded manufacturing cost reimbursements of $11.4 million and $4.0 million, respectively, within cost of sales. Additionally, $3.5 million was recorded as revenue during fiscal 2001 relating to amounts reimbursed for sales lost as a result of the interruption. The Company had cash outlays of $15.9 million for equipment purchases and repairs and restorations. As a result of the settlement, the Company recorded a non-recurring $4.0 million gain on involuntary conversion of equipment in other income and expense. This gain primarily represents the excess of the proceeds received and used to replace the damaged equipment over the net book value of the replaced equipment. Additionally, a resulting net gain on the settlement of the claim of $3.4 million was recorded within other income and expense. Included in accrued liabilities at June 30, 2002 is the portion of the settlement, approximately $3.8 million, representing liabilities for subcontractor costs and equipment repairs and restorations to be made.

8. Geographic Information and Foreign Operations

        The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for the fiscal years ended June 30, 2002, 2001 and 2000 is presented below (in 000's):

	2002	2001	2000
Revenues from Unaffiliated Customers
North America	$230,118	$374,438	$281,121
Asia-Pacific and Japan	295,865	340,238	265,432
Europe	146,677	212,779	170,361

Subtotal — Foreign	672,660	927,455	716,914
Unallocated royalties	47,569	51,130	36,413

Total	$720,229	$978,585	$753,327

Long-lived Assets
North America	$549,085	$493,458	$386,515
Asia-Pacific and Japan	9,099	9,479	4,746
Europe	190,206	34,344	43,086

Total	$748,390	$537,281	$434,347

        One customer accounted for 7 percent, 9 percent, and 11 percent of the Company's consolidated net revenues in fiscal 2002, 2001, and 2000, respectively. One customer accounted for more than 10 percent of the Company's accounts receivable at June 30, 2002. No customer accounted for more than 10 percent of the Company's accounts receivable at June 30, 2001.

9. Income Taxes

        Income before income taxes and extraordinary charges for the fiscal years ended June 30, 2002, 2001, and 2000 is as follows (in 000's):

	2002	2001	2000
Domestic	$49,245	$47,771	$64,311
Foreign	16,566	70,610	37,229

	$65,811	$118,381	$101,540

The provision (benefit) for income taxes for the fiscal years ended June 30, 2002, 2001, and 2000 are as follows (in 000's):

	2002	2001	2000
Current income taxes:
Domestic	$10,579	$30,742	$6,257
Foreign	8,366	22,649	15,362

	$18,945	$53,391	$21,619

Deferred income taxes:
Domestic	$1,180	$(22,853)	$6,814
Foreign	(3,014)	194	(2)

	(1,834)	(22,659)	6,812

Total provision	$17,111	$30,732	$28,431

        The Company's effective tax rate on pretax income differs from the U.S. Federal Statutory tax rate for the fiscal years ended June 30, 2002, 2001, and 2000 as follows:

	2002	2001	2000
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	—	—	(7.7)
Foreign tax differential	2.7	6.4	4.8
Foreign tax credit benefit	(4.2)	(9.8)	(2.1)
Research tax credit benefit	(10.6)	(14.0)	(3.4)
State taxes, net of federal tax benefit	1.7	5.6	0.5
Other, net	1.4	2.8	0.9

	26.0%	26.0%	28.0%

        In connection with the acquisition of TechnoFusion GmbH, the Company acquired certain net deferred tax liabilities of approximately $0.1 million. In connection with the acquisition of European Semiconductor Manufacturing, Ltd. ("ESM"), the Company acquired deferred tax assets of $0, net of a valuation allowance of $49.9 million.

        In fiscal 2002, the Company reversed $1.7 million of prior year's deferred tax liability from an unrealized loss on available-for-sale securities and foreign currency forward contracts and generated a deferred tax liability of $4.1 million from unrealized gains on available-for-sale securities and foreign currency forward contracts.

        The major components of the net deferred tax asset (liability) as of June 30, 2002 and 2001 are as follows (in 000's):

	2002	2001
Deferred tax liabilities:
Depreciation	$(21,220)	$(63,567)
Effect of state taxes	(3,535)	(3,185)
Other	(4,918)	(2,460)

Total deferred tax liabilities	(29,673)	(69,212)

Deferred tax assets:
Financial statement reserves	7,722	15,339
Credit carryovers	73,983	53,776
Impairment of assets, restructuring and severance charges	23,245	32,271
Net operating loss carryovers	8,931	3,032
Other	4,782	816

Total deferred tax assets	118,663	105,234

Valuation allowance	(70,056)	(16,462)

Net deferred tax asset	$18,934	$19,560

        The Company has approximately $11.1 million and $53.7 million of foreign tax credits and research and development tax credit carry forwards, respectively, before valuation allowance, available to reduce income taxes otherwise payable, which expire from 2003 to 2022. Furthermore, the Company has approximately $3.2 million of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax, and $6.0 million of state investment tax credits, before valuation allowance, which expire from 2008 to 2010.

        Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses ("NOL") and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of June 30, 2002, no ownership change has occurred which would limit the Company's utilization of its NOL or credit carryovers. However, in connection with the acquisition of Zing Technologies, Inc. ("Zing") during fiscal year 2000, the Company acquired NOLs of approximately $2.0 million with approximately $0.5 million remaining. The utilization of such NOLs will be subject to the annual limitations under IRC Section 382.

        The Company has NOL carry forwards for U.S. federal, United Kingdom and Italy purposes of approximately $4.5 million, $21.3 million and $2.7 million, respectively. The NOLs begin to expire in 2022, indefinitely and 2007, respectively, with certain limitations.

        Realization of deferred tax assets is dependent upon generating sufficient taxable income. The Company believes that there is a risk that certain deferred tax assets may result in no benefit and, accordingly, has established a valuation allowance of $70.1 million against them. Approximately $49.9 million of the valuation allowance relate to NOLs from the acquisition of ESM completed in the third quarter of fiscal year 2002. If the NOLs are utilized and the corresponding valuation allowance related to ESM is reduced, the tax benefits recognized in the financial statements for a subsequent year are first applied to reduce goodwill recorded at the time of purchase which is $25.1 million at year end, second to reduce non-current intangible assets which were nil, and finally to reduce income tax expense. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

        During July 2002, the Internal Revenue Service completed its examination of the Company's consolidated federal tax returns for fiscal years 1995 through 1997. The settlement of the audit had no material impact on the financial position, result of operations or cash flows. The IRS has begun its audit for fiscal years 1998 through 2000. The Company believes that resolution of the audit will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

10. Net Income per Common Share

        The reconciliation of the numerator and denominator of the net income per common share — Basic and Diluted determined in accordance with SFAS No. 128, "Earnings per Share," was as follows for the years ended June 30, 2002, 2001, and 2000 (in 000's except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended June 30, 2000
Net income per common share — Basic	$68,337	54,803	$1.25
Effect of dilutive securities:
Stock options	—	2,859	(0.06)

Net income per common share — Diluted	$68,337	57,662	$1.19

Year ended June 30, 2001
Net income per common share — Basic	$87,649	62,215	$1.41
Effect of dilutive securities:
Stock options	—	2,585	(0.06)

Net income per common share — Diluted	$87,649	64,800	$1.35

Year ended June 30, 2002
Net income per common share — Basic	$48,700	63,390	$0.77
Effect of dilutive securities:
Stock options	—	1,881	(0.02)

Net income per common share — Diluted	$48,700	65,271	$0.75

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

        International Rectifier Corporation and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). IR has settled all outstanding claims that have arisen against it out of the OII Site. No claims against Rachelle have been settled. The Company has taken the position that none of the wastes generated by Rachelle were hazardous.

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

12. Commitments

        The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 2002 are as follows (in 000's):

Fiscal Years	Capital Leases	Operating Leases	Total Commitments
2003	$1,084	$5,610	$6,694
2004	1,160	4,953	6,113
2005	7	3,995	4,002
2006	—	3,120	3,120
2007 and later	—	8,611	8,611
Less imputed interest	(83)	—	(83)

Total minimum lease payments	$2,168	$26,289	$28,457

        Total rental expense on all operating leases charged to income was $10.0 million, $6.4 million, and $5.4 million in fiscal 2002, 2001, and 2000, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $11.6 million at June 30, 2002.

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

        In August 2001, the Company reached a settlement in principle with respect to the lawsuits. The settlement contemplated the dismissal of all claims without any payments. The settlement requires the filing of formal documents with the court and court approval.

        In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699, 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2002, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. The Federal District Court entered a permanent injunction on May 21, 2002, which became effective on June 5, 2002, barring IXYS "and all persons in active concert or participation with them who receive actual notice" of the injunction from "making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by" the Company's U.S. patents 4,959,699, 5,008,725 and/or 5,130,767. On August 2, 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In the Federal District Court, on August 2, 2002, following trial on damages issues, the jury awarded the Company $9.06 million in compensatory damages. The Company anticipates that IXYS will appeal. In January 2002, IXYS filed suit in the Federal Northern District of California alleging infringement of its U.S. patents 4,636,580, 4,670,771, 4,970,576, 4,483,810 and 4,505,418. The latter suit is in a preliminary phase.

        In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. and affiliated companies alleging infringement of certain of its U.S. patents. The suit sought damages and such other relief as is customary in such matters. Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse. At the Company's request, the District Court issued a preliminary injunction against certain infringing acts and, as a result of further action by the Court of Appeals for the Federal Circuit, as of August 2, 2002, the Hitachi defendants were enjoined from making, using, offering for sale or selling in, or importing into, the United States certain Hitachi planar power MOSFETs. Trial in the case is currently scheduled for December 2002. Hitachi filed suit against the Company in the Federal Northern District of California in April 2002 on its U.S. patent 5,101,244. The latter suit was transferred to, and is now pending in, the Central District of California; it is in a preliminary phase. In April 2002, Hitachi filed suit against the Company in Tokyo, Japan, District Court alleging infringement of certain of its Japanese patents. Hitachi seeks an injunction in this Japanese action.

14. Acquisitions

        In the fourth quarter fiscal year 2002, the Company acquired the business of TechnoFusion GmbH ("TechnoFusion"), a supplier of power generation systems for automotive electronics, and certain related assets in the United States from Royal Philips Electronics. Total consideration for TechnoFusion and the related assets was approximately $55 million, of which approximately $39.2 million was recorded as goodwill.

        In the third quarter fiscal year 2002, the Company acquired certain business assets of European Semiconductor Manufacturing, Ltd. ("ESM") (among them building and equipment). The acquisition included 80,000 square feet of wafer fabrication capacity with mixed-signal and analog process capabilities. Total consideration for ESM was approximately $85 million, of which approximately $25.1 million was recorded as goodwill.

        Also during the third quarter, the Company acquired certain business assets of Fairchild Semiconductor Corporation ("Fairchild"). The acquisition of Fairchild's "high reliability" power MOSFET line increased the Company's power management product offerings for defense and aerospace applications. Total consideration for the Fairchild transaction was approximately $30 million, of which approximately $27 million was recorded as goodwill.

        In the third quarter fiscal year 2001, the Company acquired Unisem, Inc. ("Unisem") for a cash purchase price of $50 million. Unisem supplies analog integrated circuits that manage power for information technology applications. Total consideration exceeded the fair value of the net tangible assets acquired by $45.6 million, of which $35.6 million has been recorded as goodwill.

        In the first half of fiscal 2001, the Company acquired Advanced Analog, Inc. and the assets of Magnitude-3 LLC, suppliers of high-value-added power management systems and technology for aerospace and other high-reliability applications. Total consideration exceeded the fair value of the net tangible assets acquired by $20.7 million, of which $13.0 million has been recorded as goodwill.

        In the third quarter of fiscal year 2000, the Company acquired all of the outstanding shares of Zing Technologies, Inc. ("Zing") and its wholly-owned subsidiary and sole operating business, Omnirel, LLC ("Omnirel") for a cash purchase price of $15.36 per share. Omnirel (now named International Rectifier HiRel Products, LLC) manufactures and sells high reliability multi-chip power semiconductor products for the military, and for industrial and high-end commercial markets. The purchase price (net of Zing's cash on hand) was approximately $28.5 million, of which $1.5 million has been recorded as goodwill.

        All acquisitions were accounted for under the purchase method of accounting. The purchase price allocations were based on estimated fair values at the date of acquisitions, pending final determination of certain balances. The financial results of the acquisitions have been included in the Company's consolidated financial statements from the date of the acquisitions. The Company's consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amounts for the fiscal years 2002, 2001 and 2000 had the acquisitions occurred at the beginning of the respective periods.

15. Related Party Transactions

        At June 30, 2002, the Company owned approximately 15 percent of the outstanding shares of Nihon Inter Electronics Corporation ("Nihon"). The Company is represented by its Chief Financial Officer, who is Chairman and Co-Chief Executive Officer of Nihon. In addition, the general manager of the Company's Japan subsidiary is also a director of Nihon. In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products. The estimated value of the licensing and manufacturing agreements are $5.4 million and

$2.0 million, respectively. No revenue was recognized under these agreements for the fiscal year ended June 30, 2002.

16. Quarterly Financial Data (unaudited)

        Summarized quarterly financial data is as follows (in 000's except per share amounts)

	Revenues	Gross Profit	Income (Loss) Before Cumulative Effect of Accounting Change / Extraordinary Charge	Net Income (Loss) Per Common Share — Basic and Diluted Before Cumulative Effect of Accounting Change / Extraordinary Charge	Net Income (Loss)	Net Income (Loss) Per Common Share — Basic and Diluted
2002
1st Quarter	$168,489	$59,913	$9,601	$0.15	$9,601	$0.15
2nd Quarter	172,090	60,581	10,772	0.17	10,772	0.17
3rd Quarter	178,633	62,645	12,207	0.19	12,207	0.19
4th Quarter	201,017	73,720	16,120	0.25	16,120	0.25
2001
1st Quarter	$249,435	$98,703	$42,087	$0.63	$42,087	$0.63
2nd Quarter	268,069	109,106	46,526	0.71	46,526	0.71
3rd Quarter	275,994	114,950	47,859	0.73	47,859	0.73
4th Quarter	185,087	33,432	(48,823)	(0.78)	(48,823)	(0.78)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

        For information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Stockholders, to be held November 25, 2002, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2002, and which is incorporated herein by reference. Certain information concerning the Executive Officers of the Company is included in Part I. See "Additional Item" on page 12.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a.
  Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 26.

  b.
  The following reports on Form 8-K were filed during the period covered by this report:

  (i)
  On June 14, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding its patent infringement lawsuit involving IXYS Corporation.

  (ii)
  On June 12, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding its patent infringement lawsuit involving IXYS Corporation.

  (iii)
  On June 6, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding its patent infringement lawsuit involving IXYS Corporation.

  (iv)
  On August 13, 2001, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding its pending securities litigation.

  c.
  Exhibits filed as part of this report are listed on the Exhibit Index on page 55.

EXHIBIT INDEX

        Incorporated By Reference:

Exhibit No.	Item	Document
3(a)	Certificate of Incorporation of the Company, as amended to date	Report on Form 10-Q for the quarterly period ended December 31, 1990, as amended by Form 8 dated March 6 and March 12, 1991 as filed with the Securities and Exchange Commission, File No. 1-7935 (Exhibit 3(a))
3(b)	Amended and Restated Bylaws of the Company	Form 10-Q — for the quarterly period ended March 31, 1995 as filed with the Securities and Exchange Commission, File No. 1-7935
3(c)	Certificate of Amendment of Certificate of Incorporation dated as of November 29, 1995	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1997, Commission File No. 1-7935
3(d)	First Amendment to Amended and Restated Bylaws of the Company, dated August 25, 1997	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 193 for Fiscal Year Ended June 30, 1999, Commission File No. 1-7935.
3(e)	Second Amendment to Amended and Restated Bylaws of the Company, dated November 21, 2000	Form 10-Q — for the quarterly period ended December 31, 2000 as filed with the Securities and Exchange Commission, File No. 1-7935
4(a)	Amended and Restated Rights Agreement between International Rectifier Corporation and Chase Mellon Shareholder Services, LLC, dated as of December 15, 1998	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 193 for Fiscal Year Ended June 30, 1999, Commission File No. 1-7935.
10(e)	Amendment to International Rectifier Corporation 1984 Stock Participation Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-53589 (Exhibit 4.1)
10(g)	Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow and amended as of April 12, 1995	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Years Ended June 30, 1991 and 1995, Commission File No. 1-7935
10(h)	International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow dated October 24, 1995 and amended as of February 22, 1996	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1996, Commission File No. 1-7935

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
10(k)	Revolving Credit Agreement between International Rectifier Corporation and Wells Fargo Bank, N.A. dated as of July 1, 1994 and amended as of December 30, 1994, March 31, 1995, and May 15, 1996	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Years Ended June 30, 1994, 1995, and 1996, Commission File No. 1-7935
10(y)	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-46901
10(z)	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-41363
10(aa)	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-57575
10(ab)	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935
10(ac)	Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996 and June 22, 1998	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935
10(ad)	Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996, June 22, 1998, and August 5, 1998	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935

10(ae)	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998 and August 5, 1998	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935
10(ag)	First Amendment dated September 29, 1999, to Consulting, Nondisclosure, Severance and Resignation Agreement between Derek Lidow and International Rectifier Corporation, dated as of May 10, 1999	Form 10-K — Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 193 for Fiscal Year Ended June 30, 1999, Commission File No. 1-7935.
10(ah)	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-37308 (Exhibit 4)
10(ai)	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-41904
10(aj)	Credit Agreement dated as of November 2000 among International Rectifier Corporation, and the initial lenders named therein, BNP Paribas, as sole arranger	Form 10-Q — for the quarterly period ended September 30, 2000 as filed with the Securities and Exchange Commission, File No. 1-7935
10(ak)
	Form of Security Agreement, dated as of November 2, 2000, entered into by and between the grantors named therein and BNP Paribas as agent, in connection with Credit Agreement, dated as of November 2, 2000	Form 10-Q — for the quarterly period ended September 30, 2000 as filed with the Securities and Exchange Commission, File No. 1-7935
10(al)	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-57608
10(am)	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q — for the quarterly period ended March 31, 2002 as filed with the Securities and Exchange Commission, File No. 1-7935
10(an)	Amendment, dated as of March 22, 2001, to ISDA Master Agreement dated as of July 1, 1999, between International Rectifier and BNP Paribas	Form 10-Q — for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission, File No. 1-7935

Submitted Herewith:

        See page 26 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

10(ao)	Executive Agreement dated June 28, 2001 between International Rectifier Corporation and Gerald Koris.
21	List of Subsidiaries
23	Consent of Independent Accountants

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
By:	/s/ MICHAEL P. MCGEE Michael P. McGee Executive Vice President and Chief Financial Officer

Date: September 30, 2002

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

Signatures	Title	Date

/s/ ERIC LIDOW Eric Lidow	Chairman of the Board	September 30, 2002
/s/ ALEXANDER LIDOW Alexander Lidow	Director, Chief Executive Officer	September 30, 2002
/s/ ROBERT J. MUELLER Robert J. Mueller	Director, Executive Vice President	September 30, 2002
/s/ JACK O. VANCE Jack O. Vance	Director	September 30, 2002
/s/ ROCHUS E. VOGT Rochus E. Vogt	Director	September 30, 2002
/s/ JAMES D. PLUMMER James D. Plummer	Director	September 30, 2002
/s/ MINORU MATSUDA Minoru Matsuda	Director	September 30, 2002

CERTIFICATIONS

        I, Alexander Lidow, certify that:

1.
I have reviewed this annual report on Form 10-K of International Rectifier Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002	/s/ ALEXANDER LIDOW Alexander Lidow Chief Executive Officer

I, Michael P. McGee, certify that:

1.
I have reviewed this annual report on Form 10-K of International Rectifier Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002	/s/ MICHAEL P. MCGEE Michael P. McGee Chief Financial Officer

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 30, 2002, 2001, and 2000
(In 000's)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other	Deductions (1)	Balance at End of Period
2002
Allowance for doubtful accounts	$1,798	$399	—	$(1,046)	$1,151
Deferred tax valuation allowance (2)	16,462	3,732	49,862	—	70,056
Inventory valuation reserve (3)	51,630	11,428	—	(38,187)	24,871
2001
Allowance for doubtful accounts	$1,280	$642	—	$(124)	$1,798
Deferred tax valuation allowance	12,609	4,781	—	(928)	16,462
Inventory valuation reserve	4,469	52,344	—	(5,183)	51,630
2000
Allowance for doubtful accounts	$1,886	$469	—	$(1,075)	$1,280
Deferred tax valuation allowance	31,812	3,841	$(4,773)	(18,271)	12,609
Inventory valuation reserve	3,286	22,085	—	(20,902)	4,469

(1)
Deductions include the write-off of uncollectible amounts with respect to trade accounts receivable, obsolete and scrap inventory, revaluation or write-off of federal and state valuation allowance, and the effects of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translations."

(2)
The $49,862 Charged to Other balance represents a valuation allowance for deferred tax assets acquired in connection with the acquisition of European Semiconductor Manufacturing, Ltd. The $3,732 charged to Cost and Expenses represents a valuation allowance for deferred assets related to various state tax credits and foreign net operating losses and are reflected in the state and foreign tax provision amounts, and respective effective tax rates.

(3)
The $38,187 Deduction principally relates to the disposal of inventory reserved as part of the June 30, 2001 restructuring charge. (See Note 6.) The disposal of this inventory did not materially impact gross margin for fiscal 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of the Security Holders
PART II
  Item 5. Market for the Registrants' Common Equity and Related Stockholders' Matters
Price Range of Common Stock (Closing Prices in Dollars)
  Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements and Financial Statement Schedule
REPORT OF INDEPENDENT ACCOUNTANTS
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (In 000's except per share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In 000's except share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In 000's except share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In 000's)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT INDEX
SIGNATURES
CERTIFICATIONS
  SCHEDULE II
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Fiscal Years Ended June 30, 2002, 2001, and 2000 (In 000's)