Form 10-Q
period 2002-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2002-11-04
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15 (d) of the securities exchange act of 1934
For the quarterly period ended SEPTEMBER 30, 2002
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

        There were 63,848,674 shares of the registrant's common stock, par value $1.00 per share, outstanding on October 25, 2002.

Table of Contents

		Page Reference
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Unaudited Consolidated Statement of Income for the Three Months Ended September 30, 2002 and 2001	3
	Unaudited Consolidated Statement of Comprehensive Income for the Three Months Ended September 30, 2002 and 2001	4
	Unaudited Consolidated Balance Sheet as of September 30, 2002 and June 30, 2002 (Audited)	5
	Unaudited Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2002 and 2001	6
	Notes to Unaudited Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24
ITEM 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	27

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME
(In thousands except per share amounts)

	Three Months Ended September 30,
	2002	2001
Revenues	$212,161	$168,489
Cost of sales	137,886	108,576

Gross profit	74,275	59,913
Selling and administrative expense	38,629	30,998
Research and development expense	19,531	16,898
Amortization of acquisition-related intangibles	1,327	965

Operating profit	14,788	11,052
Other income (expense):
Interest income	5,147	8,618
Interest expense	(5,808)	(6,418)
Other, net	308	(278)

Income before income taxes	14,435	12,974
Provision for income taxes	3,464	3,373

Net income	$10,971	$9,601

Net income per common share—basic	$0.17	$0.15

Net income per common share—diluted	$0.17	$0.15

Average common shares outstanding—basic	63,800	63,253

Average common shares and potentially dilutive securities outstanding—diluted	64,744	64,937

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,
	2002	2001
Net income	$10,971	$9,601
Other comprehensive income (loss):
Foreign currency translation adjustments	1,355	2,144
Unrealized gains (loss) on securities:
Unrealized holding loss on available-for-sale securities, net of tax effect of $1,200 and $1,464, respectively	(2,044)	(2,493)
Unrealized holding gains (loss) on foreign currency forward contract, net of tax effect of ($2,263) and $277, respectively	3,854	(472)

Other comprehensive income (loss), net of tax effect of ($1,063) and $1,741, respectively	3,165	(821)

Comprehensive income	$14,136	$8,780

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30, 2002	June 30, 2002 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$258,706	$240,430
Short-term cash investments	124,045	95,344
Trade accounts receivable, net	144,676	150,959
Inventories	193,718	178,368
Deferred income taxes	23,914	23,027
Prepaid expenses and other receivables	40,883	41,126

Total current assets	785,942	729,254
Long-term cash investments	288,199	335,538
Property, plant and equipment, net	477,830	472,275
Goodwill and acquisition-related intangible assets, net	189,878	189,958
Other assets	102,259	86,157

Total assets	$1,844,108	$1,813,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$18,120	$16,987
Long-term debt, due within one year	1,183	1,224
Accounts payable	71,907	69,750
Accrued salaries, wages and commissions	24,805	25,696
Other accrued expenses	48,282	56,610

Total current liabilities	164,297	170,267
Long-term debt, less current maturities	581,049	566,841
Other long-term liabilities	14,994	13,336
Deferred income taxes	7,928	4,093
Stockholders' equity:
Common stock	63,848	63,699
Capital contributed in excess of par value of shares	694,203	691,295
Retained earnings	308,527	297,554
Accumulated other comprehensive gain	9,262	6,097

Total stockholders' equity	1,075,840	1,058,645

Total liabilities and stockholders' equity	$1,844,108	$1,813,182

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended September 30,
	2002	2001
Cash flow from operating activities:
Net income	$10,971	$9,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,615	13,946
Amortization of acquisition-related intangible assets	1,327	965
Deferred income taxes	2,937	2,982
Deferred compensation	961	(130)
Change in working capital, net	(23,086)	(56,403)

Net cash provided by (used in) operating activities	9,725	(29,039)

Cash flow from investing activities:
Additions to property, plant and equipment	(16,868)	(18,194)
Proceeds from sale of property, plant and equipment	34	143
Sale of cash investments, net	17,817	15,035
Change in other investing activities, net	(2,135)	4,948

Net cash provided by (used in) investing activities	(1,152)	1,932

Cash flow from financing activities:
Proceeds from short and long-term debt, net	1,281	5,933
Repayments of obligations under capital leases	(242)	(421)
Proceeds from issuance of common stock and exercise of stock options	2,988	3,289
Other, net	932	176

Net cash provided by financing activities	4,959	8,977

Effect of exchange rate changes on cash and cash equivalents	4,744	(2,764)

Net increase (decrease) in cash and cash equivalents	18,276	(20,894)
Cash and cash equivalents, beginning of period	240,430	395,414

Cash and cash equivalents, end of period	$258,706	$374,520

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

1. Basis of Consolidation

        The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries ("the Company"), which are located in North America, Europe and Asia. Intercompany transactions have been eliminated in consolidation.

        The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company's management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2002, the consolidated results of operations and the consolidated cash flows for the three months ended September 30, 2002 and 2001. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

        The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

        The Company operates on a fiscal calendar under which the three months ended September 2002 and 2001 consisted of 13 weeks ending September 29, 2002 and September 30, 2001, respectively.

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

        The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 30, 2002 and 2001 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2002
Net income per common share—basic	$10,971	63,800	$0.17
Effect of dilutive securities:
Stock options	—	944	—

Net income per common share—diluted	$10,971	64,744	$0.17

Three months ended September 30, 2001
Net income per common share—basic	$9,601	63,253	$0.15
Effect of dilutive securities:
Stock options	—	1,684	—

Net income per common share—diluted	$9,601	64,937	$0.15

        The conversion effect of the Company's outstanding convertible subordinated notes into 7,439,000 shares of common stock has not been included in the computation of diluted income per share since such effect would be anti-dilutive.

3. Cash and Investments

        The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents. The cost of these investments approximates fair value.

        The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities with maturities of no greater than 36 months. At September 30, 2002 and 2001, substantially all of the Company's marketable securities are classified as available-for-sale. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders' equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense.

        Cash, cash equivalents and cash investments as of September 30, 2002 and June 30, 2002 are summarized as follows (in thousands):

	September 30, 2002	June 30, 2002 (Audited)
Cash and cash equivalents	$258,706	$240,430
Short-term cash investments	124,045	95,344
Long-term cash investments	288,199	335,538

Total cash, cash equivalents and cash investments	$670,950	$671,312

        Available-for-sale securities as of September 30, 2002 are summarized as follows (in thousands):

  Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$56,117	$90	$(44)	$46	$56,163
U.S. government and agency obligations	33,675	84	—	84	33,759
Other debt	34,024	99	—	99	34,123

Total short-term cash investments	$123,816	$273	$(44)	$229	$124,045

  Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$199,002	$1,932	$(496)	$1,436	$200,438
U.S. government and agency obligations	26,126	217	—	217	26,343
Other debt	61,235	229	(46)	183	61,418

Total long-term cash investments	$286,363	$2,378	$(542)	$1,836	$288,199

        Available-for-sale securities as of June 30, 2002 are summarized as follows (in thousands):

  Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$52,823	$93	$(41)	$52	$52,875
U.S. government and agency obligations	34,674	51	—	51	34,725
Other debt	7,741	3	—	3	7,744

Total short-term cash investments	$95,238	$147	$(41)	$106	$95,344

  Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$220,129	$1,834	$(1,446)	$388	$220,517
U.S. government and agency obligations	59,054	381	(1)	380	59,434
Other debt	55,356	231	—	231	55,587

Total long-term cash investments	$334,539	$2,446	$(1,447)	$999	$335,538

        The Company holds as strategic investments a minority equity interest in two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation, a related party as further disclosed in Note 14. The Company accounts for these available-for-sale investments under SFAS 115. The fair value of the equity investments at September 30, 2002 and June 30, 2002 are $25.1 million and $29.3 million, respectively. Mark-to-market adjustments increased the carrying value of these investments by $2.2 million and $6.4 million at September 30, 2002 and June 30, 2002, respectively.

        Net proceeds from sales of available-for-sale securities were $17.8 million and $15.0 million for the three months ended September 30, 2002 and 2001, respectively. The cost of marketable securities sold is determined by the weighted average cost method. For the three months ended September 30, 2002 and 2001, gross realized gains and losses on sales of available-for-sale securities were less than $1.0 million.

4. Derivative Financial Instruments

  Foreign Currency Risk

        In March 2001, the Company entered into a 5-year foreign exchange forward contract (the "Forward Contract"), designated as a cash flow hedge, for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan. Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At September 30, 2002, 14 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar. At September 30, 2002 and June 30, 2002, mark-to-market adjustments, net of tax, of $9.7 million and $1.0 million, respectively, were reflected in the Company's balance sheet. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to the Forward Contract's cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

        The Company had approximately $27.7 million and $27.0 million of forward contracts not designated as hedges at September 30, 2002 and June 30, 2002, respectively. Unrealized gains (loss) of $1.8 million and ($1.0) million were recognized in earnings for the three months ended September 30, 2002 and 2001, respectively.

  Interest Rate Risk

        In December 2001, the Company entered into an interest rate swap transaction (the "Transaction") with JP Morgan Chase Bank (the "Bank"), to modify the interest characteristic of its outstanding convertible debt (the "Debt") (See Note 7.) During the three months ended September 30, 2002, this arrangement reduced interest expense by $2.5 million. Accounted for as a fair value hedge under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," mark-to-market adjustments of the Transaction of $22.1 million and $6.9 million at September 30, 2002 and June 30, 2002, respectively, were included in long-term other assets.

        In support of the Company's obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $12.0 million plus a collateral requirement for the Transaction, as determined periodically. At quarter-end, $12.0 million in letters of credit were outstanding related to the Transaction.

        In April 2002, the Company entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75% percent of the Debt. Under the Contract the Company has an option to receive a payout from Lehman covering the Company's exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract was valued at $5.7 million at inception and will be marked-to-market at each balance sheet date in accordance with SFAS 133. At September 30, 2002, the mark-to-market adjustment of the Contract was $3.0 million. The mark-to-market adjustments of the Contract will be charged to interest expense through the Contract's termination date.

5. Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly. Inventories at September 30, 2002 and June 30, 2002 were comprised of the following (in thousands):

	September 30, 2002	June 30, 2002 (Audited)
Raw materials	$30,877	$30,086
Work-in-process	66,364	71,966
Finished goods	96,477	76,316

Total inventories, net	$193,718	$178,368

6. Goodwill and Acquisition-Related Intangible Assets

        The Company accounts for goodwill and acquisition-related intangible assets in accordance with SFAS 141 and SFAS 142. The difference between the purchase price and the fair value of net assets acquired at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. The amortization periods for these intangible assets subject to amortization range from 4 to 12 years, depending on the nature of the assets acquired. The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been any impairment. In evaluating intangible assets subject to amortization, the Company compares the carrying value of each intangible asset with its undiscounted operating cash flows. The Company does not believe at September 30, 2002, any impairment of goodwill or acquisition-related intangible assets has occurred.

        At September 30, 2002 and June 30, 2002, goodwill and acquisition-related intangible assets included the following (in thousands):

		September 30, 2002		June 30, 2002 (Audited)
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$153,277	$—	$152,216	$—
Acquisition-related intangible assets:
Complete technology	4—12	22,371	(3,810)	22,402	(3,408)
Distribution rights and customer lists	5—12	15,452	(2,951)	15,452	(2,553)
Intellectual property and other	5—12	7,313	(1,774)	7,313	(1,464)

Total acquisition-related intangible assets		45,136	(8,535)	45,167	(7,425)

Total goodwill and acquisition-related intangible assets		$198,413	$(8,535)	$197,383	$(7,425)

        As of September 30, 2002, estimated amortization expense for the next five years are as follows (in thousands): fiscal 2004: $5,274; fiscal 2005: $5,274; fiscal 2006: $4,539; fiscal 2007: $3,519; and fiscal 2008: $3,067.

7. Bank Loans and Long-Term Debt

        A summary of the Company's long-term debt and other loans at September 30, 2002 and June 30, 2002 is as follows (in thousands):

	September 30, 2002	June 30, 2002 (Audited)
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $29,456 and $15,003 at September 30, 2002 and June 30, 2002, respectively)	$579,456	$565,003
Other loans and capitalized lease obligations	2,776	3,062

Debt, including current portion of long-term debt ($1,183 and $1,224 at September 30, 2002 and June 30, 2002, respectively)	582,232	568,065
Foreign unsecured revolving bank loans at rates from 0.85% to 5.63%	18,120	16,987

Total debt	$600,352	$585,052

        In July 2000, the Company sold $550.0 million principal amount of 4 1/4 percent Convertible Subordinated Notes due 2007. The interest rate is 4 1/4 percent per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 2001. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The notes are subordinated to all of the Company's existing and future debt. The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement. In December 2001, the Company entered into the Transaction with the Bank, which converted the interest rate to variable and required that $412.5 million of the convertible notes be marked to market. (See Note 4.)

        In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility led by BNP Paribas, which provided a credit line of $150.0 million, of which up to $100.0 million may be used for standby letters of credit. The credit agreement allows borrowings by the Company's foreign subsidiaries and provides funding for the Company's general corporate purposes. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25 percent and 1.125 percent for base rate advances and a margin of between 1.25 percent and 2.125 percent for euro-currency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is 0.375 percent of the unused portion of the credit facility. The facility also contains certain financial and other covenants. The Company pledged as collateral shares of certain of its subsidiaries. At September 30, 2002 and June 30, 2002, under the credit agreement, the Company had $13.8 million borrowings outstanding. At September 30, 2002 and June 30, 2002, the Company had $12.7 million and $15.7 million letters of credit outstanding, respectively.

        At September 30, 2002, the Company had $154.4 million in domestic and foreign revolving lines of credit, against which $30.9 million had been utilized.

8. Impairment of Assets, Restructuring and Severance Charges

        In the quarter ended June 2001, the Company recorded an $86.4 million pretax restructuring charge. The charge consisted of $45.2 million for the write-down of assets, $38.4 million for the write-down of inventory and $2.8 million in personnel severance payments. In line with management's expectations, during fiscal 2002 the Company disposed of a majority of the inventory written down. At September 30, 2002, unutilized severance accrual was $1.2 million.

9. Insurance Claim

        In June 2000, some equipment in one of the Company's wafer fabrication lines was damaged by exposure to hazardous materials. Remediation and repairs to the fabrication line continued throughout fiscal 2001 and 2002, and are continuing. The Company carried insurance, underwritten by Zurich Financial Services Group ("Zurich"), for both property losses and business interruption.

        During fiscal 2002, the Company reached a final settlement with Zurich for $42.0 million. During fiscal 2002, and 2001, the Company received $18.0 million and $15.0 million, respectively, and the remaining $9.0 million was recorded as a receivable at June 30, 2002 and collected in July 2002. At September 30, 2002 and June 30, 2002, approximately $2.0 million and $3.8 million of the settlement, representing liabilities for subcontractor costs and equipment repairs and restorations, were included in accrued liabilities.

10. Geographical Information

        The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for September 30, 2002 and 2001, and June 30, 2002 is presented below (in thousands):

	Three Months Ended September 30,
	2002	2001
Revenues from Unaffiliated Customers
North America	$69,718	$64,503
Asia	85,389	59,286
Europe	45,608	32,042

Subtotal	200,715	155,831
Unallocated royalties	11,446	12,658

Total	$212,161	$168,489

	September 30, 2002	June 30, 2002 (Audited)
Long-Lived Assets
North America	$550,099	$549,085
Asia	14,690	9,099
Europe	205,178	190,206

Total	$769,967	$748,390

        No customer accounted for more than 10 percent of the Company's consolidated net revenues for the three months ended September 30, 2002 and 2001, respectively, or more than 10 percent of the Company's accounts receivable at September 30, 2002. One customer accounted for more than 10 percent of the Company's accounts receivable at June 30, 2002.

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

        In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699, 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2002, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS "and all persons in active concert or participation with them who receive actual notice" of the injunction from "making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by" the Company's U.S. patents 4,959,699, 5,008,725 and/or 5,130,767. In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In the Federal District Court, in August 2002, following trial on damages issues, the jury awarded the Company $9.1 million in compensatory damages. In October 2002, the Federal District Court trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney's fees. IXYS has appealed to the Court of Appeals, which has issued a temporary stay of the judgment pending review of the merits. In January 2002, IXYS filed suit in the Federal Northern District of California alleging infringement of its U.S. patents 4,636,580, 4,670,771, 4,970,576, 4,483,810 and 4,505,418. The latter suit is in a preliminary phase.

        In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. and affiliated companies alleging infringement of certain of its U.S. patents. The Company amended its complaint in October 2002, alleging infringement of certain other Company patents. The suit seeks damages and such other relief as is customary in such matters. Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse. At the Company's request, the District Court issued a preliminary injunction against certain infringing acts and, as a result of further action by the Court of Appeals for the Federal Circuit, as of August 2, 2002, the Hitachi defendants were enjoined from making, using, offering for sale or selling in, or importing into, the United States certain Hitachi planar power MOSFETs. Trial in the case is currently scheduled for May 2003. Hitachi filed suit against the Company in the Federal Northern District of California in April 2002 on its U.S. patent 5,101,244. The latter suit was transferred to, and is now pending in, the Central District of California; it is in a preliminary phase. The parties have filed suit against each other in Tokyo, Japan, District Court alleging infringement of certain of their respective Japanese patents. Each party seeks an injunction against the other in the Japanese actions.

13. Income Taxes

        The Company's effective tax rate for the three months ended September 30, 2002 was approximately 24 percent, which differed from the U.S. federal statutory tax rate of 35 percent. The lower effective tax rate reflected foreign tax credits, research and development credits and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, and foreign jurisdiction losses without foreign tax benefit.

        The Company's effective tax rate for the three months ended September 30, 2001 was 26 percent, which differed from the U.S. federal statutory tax rate of 35 percent. The lower effective tax rate reflected foreign tax credits, research and development credits and state tax credits partially offset by higher statutory tax rates in certain foreign jurisdictions, and foreign jurisdiction losses without foreign tax benefit.

14. Related Party Transactions

        At June 30, 2002, the Company owned approximately 15 percent of the outstanding shares of Nihon Inter Electronics Corporation ("Nihon"). The Company is represented by its Chief Financial Officer, who is Chairman and Co-Chief Executive Officer of Nihon. In addition, the general manager of the Company's Japan subsidiary is also a director of Nihon. In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products. The estimated value of the licensing and manufacturing agreements are $5.4 million and $2.0 million, respectively. Approximately $1.2 million was recognized under the licensing agreement for the quarter ended September 30, 2002. Pursuant to the licensing agreement, the Company increased its ownership interest to 17.5 percent in Nihon on October 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

        The following table sets forth certain items as a percentage of revenues.

	Three Months Ended September 30,
	2002	2001
Revenues	100.0%	100.0%
Cost of sales	65.0	64.4

Gross profit margin	35.0	35.6
Selling and administrative expense	18.2	18.4
Research and development expense	9.2	10.0
Amortization of acquisition-related intangible assets	0.6	0.6

Operating profit	7.0	6.6
Interest income	2.4	5.1
Interest expense	(2.7)	(3.8)
Other expense, net	0.1	(0.2)

Income before income taxes	6.8	7.7
Provision for income taxes	1.6	2.0

Net income	5.2%	5.7%

Revenues

        Revenues were $212.2 million and $168.5 million for the three months ended September 30, 2002 and 2001, respectively. Revenues were $201.0 million for the immediately-preceding quarter.

        Royalties contributed $11.4 million for the current quarter and $12.7 million in the comparable prior-year quarter. Revenues from proprietary products (analog ICs, advanced-circuit devices and power systems) comprised 54 percent of total revenues, compared to 48 percent in the prior-year quarter.

        The year-to-year and sequential quarterly revenue increase was led by proprietary products, which grew 42 percent year-over-year and 13 percent sequentially.

        Component lead-times contracted by several weeks during the quarter. Orders grew 28 percent from the comparable prior-year quarter, and declined 3 percent sequentially. Orders for proprietary products represented more than half of total bookings.

        Revenues from the information technology sector represented more than 30 percent of sales to original equipment manufacturers. Compared to revenues from this sector in the prior-year quarter, revenues grew 55 percent. Revenues from the information technology sector grew 2 percent sequentially.

        Revenues from the automotive sector represented 25 percent of sales to original equipment manufacturers and grew 85 percent year-over-year and 22 percent sequentially. The acquisition of TechnoFusion GmbH contributed $11.2 million in automotive customer revenues during the quarter.

        Revenues from the consumer sector represented 18 percent of sales to original equipment manufacturers and grew 33 percent year-over-year and 7 percent sequentially.

        Revenues from the defense/aerospace sector represented 13 percent of sales to original equipment manufacturers. Compared to revenues from this sector in the prior-year quarter, revenues declined 7 percent. Revenues from this sector grew 10 percent sequentially.

        Revenues from the industrial sector represented 11 percent of sales to original equipment manufacturers and grew 18 percent year-over-year and 21 percent sequentially.

        Sales to distributors, as a percentage of revenues, declined from 39 percent in the prior-year quarter to 34 percent in the current quarter. Distributors reduced their inventories of IR products in the current quarter.

Gross Profit Margin

        For the three months ended September 30, 2002 and 2001, gross profit was $74.3 million and $59.9 million (35.0% and 35.6% of revenues), respectively.    Demand weakened in high-end information technology applications, and the resulting mix shift put renewed pressure on gross margins. Pricing for multi-market components declined by more than 2 percent.

Operating Expenses

        Selling and administrative expense was $38.6 million (18.2% of revenues), including a $3.8 million of previously announced severance expensed for the three months ended September 30, 2002, compared to $31.0 million (18.4% of revenues) in the comparable prior-year quarter. Excluding the severance, selling and administrative was $34.8 million (16.4% of revenues). The increase in absolute spending reflected primarily selling commissions paid on a higher sales base. We target fourth quarter fiscal 2003 selling and administrative expenditures of approximately 13 percent of revenues, excluding severance.

        For the three months ended September 30, 2002 and 2001, our research and development expenditures were $19.5 million and $16.9 million (9.2% and 10.0% of revenues), respectively. We continue to invest in the development of new proprietary products. We plan research and development expenditures of approximately $75 million for fiscal 2003.

        Amortization of acquisition-related intangible assets was $1.3 million and $1.0 million (0.6% and 0.6% of revenues), for the three months ended September 30, 2002 and 2001, respectively. The increase was due to an increase in intangibles resulting from acquisitions in the second half of fiscal 2002.

Interest Income and Expense

        Interest income was $5.1 million and $8.6 million for the three months ended September 30, 2002 and 2001, respectively. The current period figure reflected lower interest rates.

        Interest expense was $5.8 million and $6.4 million for the three months ended September 30, 2002 and 2001, respectively. The current period figure reflected realized savings from the interest rate swap transaction with JP Morgan Chase Bank, offset by mark-to-market adjustments on the interest rate contract with Lehman Brothers. (See Note 4.)

Other Income and Expense

        Net foreign currency gains (loss) were less than $1.0 million in the three months ended September 30, 2002 and 2001.

Income Taxes

        The Company's effective tax rate for the three months ended September 30, 2002 was approximately 24 percent, which differed from the U.S. federal statutory tax rate of 35 percent. The lower effective tax rate reflected foreign tax credits, research and development credits and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, and foreign jurisdiction losses without foreign tax benefit.

        The Company's effective tax rate for the three months ended September 30, 2001 was 26 percent, which differed from the U.S. federal statutory tax rate of 35 percent. The lower effective tax rate reflected foreign tax credits, research and development credits and state tax credits partially offset by higher statutory tax rates in certain foreign jurisdictions, and foreign jurisdiction losses without foreign tax benefit.

Restructuring Charges

        In the quarter ended June 2001, we recorded an $86.4 million pretax restructuring charge in. The charge consisted of $45.2 million for the write-down of assets, $38.4 million for the write-down of inventory, and $2.8 million in personnel severance payments. In line with our expectations, during fiscal 2002, we disposed of a majority of the inventory written down at June 30, 2001. At September 30, 2002, unutilized severance accrual was $1.2 million.

        To address weak market conditions, we are currently evaluating further restructuring activities including consolidating factories, centralizing support organizations and lowering overhead costs. We are targeting cost savings of approximately $55 to $65 million per year once restructuring plans are fully implemented. Included in the annual cost savings are reductions in workforce and related measures, which are anticipated to result in charges of $15 to $20 million, with additional charges possible in the December quarter.

Liquidity and Capital Resources

        At September 30, 2002, we had cash and cash equivalent balances of $258.7 million and cash investments in marketable debt securities of $412.2 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $123.5 million, totaled $794.4 million. Our investment portfolio consists of available-for-sale fixed-income, investment-grade securities with maturities of up to 36 months.

        For the three months ended September 30, 2002, cash provided by operating activities was $9.7 million compared to $29.0 million used in the prior year period. Working capital increased by $23.1 million, primarily related to increase in inventory.

        For the three months ended September 30, 2002, cash used in investing activities was $1.2 million. We invested $16.9 million in capital equipment and sold $17.8 million of cash investments, net during the quarter. Capital expenditures for the three months were primarily related to investments in manufacturing equipment, of which the majority is used to produce our proprietary products. Additionally, at September 30, 2002, we had made purchase commitments for capital expenditures of approximately $11 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

        Financing activities for the three months ended September 30, 2002 generated $5.0 million. As of September 30, 2002, we had revolving, equipment and foreign credit facilities of $154.4 million, against which $30.9 million had been utilized. As discussed in Note 4, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $12.0 million plus the collateral requirement for the interest rate swap transaction, as determined periodically. At September 30, 2002, $12.0 million in letters of credit were outstanding related to the transaction. The collateral requirement of the transaction may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the collateral requirement of the transaction and the letter of credit requirement will be over time. To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have been $12.0 million.

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

        For the possible effects of environmental matters on liquidity, see Note 11.

Recent Accounting Pronouncements

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

Critical Accounting Policies

Revenue Recognition

        Our revenue recognition policy is driven by and is in compliance with Staff Accounting Bulletin No. 101, "Revenue Recognition." The majority of revenues are recognized upon shipment for product sales to all customers, including distributors, with a provision for estimated returns and allowances recorded at the time of shipment. No revenue is recognized unless the contractual terms and conditions provide evidence that an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and performance of services has occurred.

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly.

Long-Lived Assets

        Long-lived assets are net property, plant and equipment and other intangible assets. Impairment losses on long-lived assets are identified and recorded when events and circumstances indicate that such assets might be impaired. The recoverability of long-lived assets is periodically evaluated, and impairment, if any, is generally recognized based on the fair value of the assets.

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

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

        This Form 10-Q Report contains some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. Such forward-looking materials are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry. If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be underutilized, capital spending might be slowed, and our performance might be negatively impacted. Additional factors that could affect actual results include the failure of market demand to materialize as anticipated; weakness or program or order postponements in the information technology sector of our business; the effectiveness of cost controls and cost reductions; the effectiveness of our inventory management plans and our ability to realize full value thereon; price pressures; litigation and other unexpected costs associated with cost-reduction efforts, including reductions-in-force and the transfer and consolidation of product lines and equipment; the effectiveness of integration of acquisitions into our operations; our ability and timing to achieve strategic acquisitions and the effect of associated costs; the availability of government incentives; the accuracy of customers' forecasts; product claims, returns and recalls; market and sector conditions that affect our customers, licensees and suppliers; introduction, acceptance, availability and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications; company and market impact due to the cancellation or delays in customer and/or industry programs or orders; unfavorable changes in industry and competitive conditions; economic conditions in the our markets around the world and the timing of changes in market conditions; our mix of product shipments; availability of adequate capacity and unanticipated costs of refurbishment or replacement of equipment; pricing pressures; the success of working capital management programs; failure of suppliers and subcontractors to meet their delivery commitments; impact of any disruption in, or increased cost of, electricity and/or other critical supplies; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation, exchange rates or to the euro conversion; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade, and export regulations and policies; the actual results of any outstanding patent and other litigation; and other uncertainties disclosed in our filings with the Securities and Exchange Commission, including, without limitation, our S-3 filing of October 16, 2000. Additionally, to the foregoing factors should be added the financial and other ramifications of terrorist actions.

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

        In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rate Risk

        Our financial assets and liabilities that are subject to interest rate risk are our cash investments, our convertible debt and our interest rate swap transaction. Our primary objective is to preserve principal while at the same time maximizing yield without significantly increasing risk. At September 30, 2002, we evaluated the effect that near-term changes in interest rates would have had on these transactions. An adverse change of as much as 10 percent change in the interest rates would not have had a material effect on our results of operations, financial position or cash flows.

        In December 2001, we entered into an interest rate swap transaction (the "Transaction") with JP Morgan Chase Bank (the "Bank"), to modify the interest characteristic of its outstanding convertible debt (the "Debt") (See Note 7.) During the three months ended September 30, 2002, this arrangement reduced interest expense by $2.5 million. Accounted for as a fair value hedge under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," mark-to-market adjustments of the Transaction of $22.1 million and $6.9 million at September 30, 2002 and June 30, 2002, respectively, were included in long-term other assets.

        In April 2002, we entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract was valued at $5.7 million at inception and will be marked-to-market at each balance sheet date in accordance with SFAS No. 133. At September 30, 2002, the mark-to-market adjustment of the Contract was $3.0 million. The mark-to-market adjustments of the Contract will be charged to interest expense through the Contract's termination date.

Foreign Currency Risk

        We conduct business on a global basis in several foreign currencies. We have established a foreign currency hedging program, utilizing foreign exchange forward contracts to hedge certain foreign currency transaction exposures. The objective of these forward contracts is to neutralize the impact of currency exchange rate movements on the operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. We do not use forward contracts for speculative or trading purposes. At September 30, 2002, we evaluated the effect that near-term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding forward contracts. If we had experienced an adverse change in foreign exchange rates of as much as 10 percent, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position and cash flows.

        In March 2001, we entered into a 5-year foreign exchange forward contract (the "Forward Contract"), designated as a cash flow hedge, for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan. Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At September 30, 2002, 14 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar. At September 30, 2002, a mark-to-market adjustment, net of tax, of $9.7 million was reflected in the Company's balance sheet. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to the Forward Contract's cash flow requirements, we do not expect to incur a material charge to income during the next twelve months.

        We had approximately $27.7 million and $27.0 million of forward contracts not designated as hedges at September 30, 2002 and June 30, 2002, respectively. Unrealized gains (loss) of $1.8 million and ($1.0) million were recognized in earnings for the quarter ended September 30, 2002 and 2001, respectively.

        The net realized foreign currency transaction loss was less than $1.0 million for the three months ended September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures

    The term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of this report ("Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

  (b)
  Changes in internal controls

    There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        The following reports on Form 8-K were filed during the period covered by this report:

  (i)
  On August 7, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding its patent infringement lawsuit brought against IXYS Corporation.

  (ii)
  On August 16, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding its patent infringement lawsuit brought against Hitachi, Ltd., Hitachi America, Ltd., and Hitachi Semiconductor (America), Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
November 4, 2002	/s/ MICHAEL P. MCGEE Michael P. McGee Executive Vice President, Chief Financial Officer and Principal Accounting Officer

CERTIFICATIONS

        I, Alexander Lidow, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of International Rectifier Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 1, 2002	/s/ ALEXANDER LIDOW Alexander Lidow Chief Executive Officer

        I, Michael P. McGee, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of International Rectifier Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 1, 2002	/s/ MICHAEL P. MCGEE Michael P. McGee Executive Vice President and Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K