Form 10-Q
period 2002-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2003-02-12
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

For the quarterly period ended DECEMBER 31, 2002

OR

☐	Transition report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

For the transition period from                                 to

Commission File No. 1-7935

International Rectifier Corporation

(exact name of registrant as specified in its charter)

Delaware	95-1528961
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

233 Kansas Street El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 726-8000
Registrant’s email address: www.irf.com

No Change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

There werE 64,093,702 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 7, 2003.

PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues	$209,535	$172,090	$421,696	$340,579
Cost of sales	147,438	111,509	285,324	220,085
Gross profit	62,097	60,581	136,372	120,494

Selling and administrative expense	34,964	30,274	73,593	61,272
Research and development expense	18,562	16,979	38,093	33,877
Amortization of acquisition-related intangibles	1,327	971	2,654	1,936
Impairment of assets, restructuring, severance and other charges	173,815	—	173,815	—
Operating profit (loss)	(166,571)	12,357	(151,783)	23,409

Other income (expense):
Interest income	4,801	8,865	9,949	17,483
Interest expense	(4,674)	(6,812)	(10,483)	(13,230)
Other, net	(149)	147	159	(131)
Income (Loss) before income taxes	(166,593)	14,557	(152,158)	27,531

Provision for (benefit from) income taxes	(45,295)	3,785	(41,831)	7,158
Net income (loss)	$(121,298)	$10,772	$(110,327)	$20,373

Net income (loss) per common share – basic	$(1.90)	$0.17	$(1.73)	$0.32

Net income (loss) per common share – diluted	$(1.90)	$0.17	$(1.73)	$0.31

Average common shares outstanding – basic	63,893	63,296	63,847	63,274

Average common shares and potentially dilutive securities outstanding – diluted	63,893	64,970	63,847	64,954

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net income (loss)	$(121,298)	$10,772	$(110,327)	$20,373

Other comprehensive income (loss):
Foreign currency translation adjustments	7,731	(3,986)	6,863	(1,842)

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of ($722), $1,000, $171 and $2,464 respectively	1,383	(1,703)	(680)	(4,196)
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of $1,010, ($5,826), ($2,571) and ($5,549), respectively	(1,719)	9,920	4,377	9,448
Other comprehensive income, net of tax effect of $288, ($4,826), ($2,400) and ($3,085), respectively	7,395	4,231	10,560	3,410

Comprehensive income (loss)	$(113,903)	$15,003	$(99,767)	$23,783

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2002	June 30, 2002 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$280,927	$240,430
Short-term cash investments	123,746	95,344
Trade accounts receivable, net	139,907	150,959
Inventories	180,393	178,368
Current deferred income taxes	24,051	23,027
Prepaid expenses and other receivables	38,651	41,126
Total current assets	787,675	729,254
Long-term cash investments	265,252	335,538
Property, plant and equipment, net	329,885	472,275
Goodwill and acquisition-related intangible assets, net	191,870	189,958
Long-term deferred income taxes	38,675	—
Other assets	110,871	86,157
Total assets	$1,724,228	$1,813,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$17,250	$16,987
Long-term debt, due within one year	906	1,224
Accounts payable	59,058	69,750
Accrued salaries, wages and commissions	22,027	25,696
Other accrued expenses	53,313	56,610
Total current liabilities	152,554	170,267
Long-term debt, less current maturities	588,792	566,841
Other long-term liabilities	18,818	13,336
Deferred income taxes	796	4,093
Stockholders’ equity:
Common stock	63,925	63,699
Capital contributed in excess of par value of shares	695,467	691,295
Retained earnings	187,219	297,554
Accumulated other comprehensive income	16,657	6,097
Total stockholders’ equity	963,268	1,058,645
Total liabilities and stockholders’ equity	$1,724,228	$1,813,182

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2002	2001

Cash flow from operating activities:
Net income (loss)	$(110,327)	$20,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,341	28,724
Amortization of acquisition-related intangible assets	2,654	1,937
Impairment of assets, restructuring, severance and other charges	177,513	—
Deferred income taxes	(42,877)	11,020
Deferred compensation	961	(143)
Change in working capital, net	(31,758)	(64,720)
Net cash provided by (used in) operating activities	29,507	(2,809)

Cash flow from investing activities:
Additions to property, plant and equipment	(38,967)	(39,031)
Proceeds from sale of property, plant and equipment	47	1,116
Net sale of cash investments	40,024	63,540
Change in other investing activities, net	5,810	4,948
Net cash provided by investing activities	6,914	30,573

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt	(345)	5,261
Proceeds from (repayments of) long-term debt	(107)	178
Payments on obligations under capital leases	(488)	(715)
Proceeds from issuance of common stock and exercise of stock options	4,259	5,131
Proceeds from hedge transaction	—	9,805
Other, net	1,451	(1,187)
Net cash provided by financing activities	4,770	18,473

Effect of exchange rate changes on cash and cash equivalents	(694)	827
Net increase in cash and cash equivalents	40,497	47,064
Cash and cash equivalents, beginning of period	240,430	395,414

Cash and cash equivalents, end of period	$280,927	$442,478

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.             Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all adjustments which, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2002, the consolidated results of operations for the three and six months ended December 31, 2002 and 2001, and the consolidated cash flows for the six months ended December 31, 2002 and 2001.  The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The Company operates on a 52-53 week fiscal year under which the three months ended December 2002 and 2001 consisted of thirteen weeks ending December 29, 2002 and December 30, 2001, respectively.  For ease of presenting the accompanying consolidated financial statements, the interim period-end for both years is shown as December 31.  Fiscal year 2003 will consist of 53 weeks ending on July 6, 2003.

Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

2.             Net Income (Loss) Per Common Share

“Net income (loss) per common share – basic” is computed by dividing net income (loss) available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of “net income (loss) per common share – diluted” is similar to the computation of “net income (loss) per common share – basic” except that the denominator is increased to include the number of additional common shares, such as options, that would have been outstanding using the treasury stock method for the exercise of options.  The Company’s use of the treasury stock method also excludes from the gross number of dilutive shares the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six months ended December 31, 2002 and 2001 (in thousands except per share amounts):

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended December 31, 2002
Net loss per common share – basic	$(121,298)	63,893	$(1.90)
Effect of dilutive securities:
Stock options	—	—	—
Net loss per common share – diluted	$(121,298)	63,893	$(1.90)

Three months ended December 31, 2001
Net income per common share – basic	$10,772	63,296	$0.17
Effect of dilutive securities:
Stock options	—	1,674	—
Net income per common share – diluted	$10,772	64,970	$0.17

Six months ended December 31, 2002
Net loss per common share – basic	$(110,327)	63,847	$(1.73)
Effect of dilutive securities:
Stock options	—	—	—
Net loss per common share – diluted	$(110,327)	63,847	$(1.73)

Six months ended December 31, 2001
Net income per common share – basic	$20,373	63,274	$0.32
Effect of dilutive securities:
Stock options	—	1,680	(0.01)
Net income per common share – diluted	$20,373	64,954	$0.31

The potential effect of converting the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock were excluded from the computation of “net income (loss) per common share – diluted”, since such effect would be anti-dilutive.  Additionally, 674 and 791 shares of the Company’s stock options for the three and six months ended December 31, 2002, respectively, were excluded from the “net loss per common share – diluted” calculation, since including those shares would be anti-dilutive.

3.             Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities with maturities of no greater than 36 months.  At December 31, 2002 and 2001, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.

Cash, cash equivalents and cash investments as of December 31, 2002 and June 30, 2002 are summarized as follows (in thousands):

	December 31, 2002	June 30, 2002 (Audited)
Cash and cash equivalents	$280,927	$240,430
Short-term cash investments	123,746	95,344
Long-term cash investments	265,252	335,538
Total cash, cash equivalents and cash investments	$669,925	$671,312

Available-for-sale securities as of December 31, 2002 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$49,016	$67	$(10)	$57	$49,073
U.S. government and agency obligations	35,968	85	—	85	36,053
Other debt	38,518	102	—	102	38,620
Total short-term cash investments	$123,502	$254	$(10)	$244	$123,746

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$189,134	$2,472	$(79)	$2,393	$191,527
U.S. government and agency obligations	22,039	114	—	114	22,153
Other debt	51,589	175	(192)	(17)	51,572
Total long-term cash investments	$262,762	$2,761	$(271)	$2,490	$265,252

Available-for-sale securities as of June 30, 2002 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$52,823	$93	$(41)	$52	$52,875
U.S. government and agency obligations	34,674	51	—	51	34,725
Other debt	7,741	3	—	3	7,744
Total short-term cash investments	$95,238	$147	$(41)	$106	$95,344

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$220,129	$1,834	$(1,446)	$388	$220,517
U.S. government and agency obligations	59,054	381	(1)	380	59,434
Other debt	55,356	231	—	231	55,587
Total long-term cash investments	$334,539	$2,446	$(1,447)	$999	$335,538

The Company holds as strategic investments minority equity interests in two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation, a related party as further disclosed in Note 14.  The Company accounts for these available-for-sale investments under SFAS 115.  The market value of the equity investments at December 31, 2002 and June 30, 2002 was $25.8 million and $29.3 million, respectively, and are included in other assets.  Mark-to-market adjustments, net of tax, of $1.0 million and ($1.6) million for the three months ended December 31, 2002 and 2001, respectively, and ($2.4) million and ($5.5) million for the six months ended December 31, 2002 and 2001, respectively, were included in other comprehensive income.

Net proceeds from sales of available-for-sale securities were $40.0 million and $63.5 million for the six months ended December 31, 2002 and 2001, respectively.  The cost of marketable securities sold is determined by the weighted average cost method.  For the three and six months ended December 31, 2002 and 2001, net realized gains and losses on sales of available-for-sale securities were less than $1.0 million.

4.             Derivative Financial Instruments

Foreign Currency Risk

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”), designated as a cash flow hedge, for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan.  Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At December 31, 2002, 13 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The market value of the forward contract was $6.9 million and $3.6 million at December 31, 2002 and June 30, 2002, respectively.  Mark-to-market adjustments, net of tax, of ($1.7) million and $9.9 million, for the three months ended December 31, 2002 and 2001, respectively, and $4.4 million and $9.4 million for the six months ended December 31, 2002 and 2001, respectively, were included in other comprehensive income.  Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $22.3 million and $27.0 million of forward contracts not designated as hedges at December 31, 2002 and June 30, 2002, respectively.  Net unrealized gains (losses) of ($0.2) million and $2.0 million were recognized in earnings for the three months ended December 31, 2002 and 2001, respectively.  Net unrealized gains of $1.6 million and $1.0 million were recognized in earnings for the six months ended December 31, 2002 and 2001, respectively.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify the interest characteristic of its outstanding convertible debt (the “Debt”). (See Note 7.)  During the three and six months ended December 31, 2002, this arrangement reduced interest expense by $2.4 million and $4.6 million, respectively.  Accounted for as a fair value hedge under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the market value of the Transaction of $30.7 million and $6.9 million at December 31, 2002 and June 30, 2002, respectively, were included in other long-term assets.

In support of the Company’s obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling  $11.5 million and an additional collateral requirement for the Transaction, as determined periodically.  At quarter-end, $12.0 million in letters of credit were outstanding related to the Transaction.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the

Contract the Company has an option to receive a payout from Lehman covering the Company’s exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2002 and June 30, 2002 was $2.2 million and $4.5 million, respectively, and is included in other assets.  Mark-to-market adjustments of ($0.7) million and ($2.2) million, for the three and six months ended December 31, 2002, respectively, were charged to interest expense.

5.             Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at December 31, 2002 and June 30, 2002 were comprised of the following (in thousands):

	December 31, 2002	June 30, 2002 (Audited)
Raw materials	$27,176	$30,086
Work-in-process	56,711	71,966
Finished goods	96,506	76,316
Total inventories	$180,393	$178,368

6.             Goodwill and Acquisition-Related Intangible Assets

The Company accounts for goodwill and acquisition-related intangible assets in accordance with SFAS 141 and SFAS 142.  The difference between the purchase price and the fair value of net assets at the date of acquisition is included in the accompanying consolidated balance sheet as goodwill and acquisition-related intangible assets. The amortization periods for these intangible assets subject to amortization range from 4 to 12 years, depending on the nature of the assets acquired. The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter and when events and circumstances indicate that the assets may be impaired.  In evaluating goodwill and intangible assets not subject to amortization, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been any impairment.  In evaluating intangible assets subject to amortization, the Company compares the carrying value of each intangible asset with its undiscounted operating cash flows.   The Company does not believe at December 31, 2002, any impairment of goodwill or acquisition-related intangible assets has occurred.

At December 31, 2002 and June 30, 2002, goodwill and acquisition-related intangible assets included the following (in thousands):

		December 31, 2002		June 30, 2002 (Audited)
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$156,193	$—	$152,216	$—
Acquisition-related intangible assets:
Complete technology	4 – 12	22,781	(4,454)	22,402	(3,408)
Distribution rights and customer lists	5 – 12	15,452	(3,331)	15,452	(2,553)
Intellectual property and other	5 – 12	7,313	(2,084)	7,313	(1,464)
Total acquisition-related intangible assets		45,546	(9,869)	45,167	(7,425)
Total goodwill and acquisition-related intangible assets		$201,739	$(9,869)	$197,383	$(7,425)

As of December 31, 2002, estimated amortization expense for the next five years is as follows (in thousands): fiscal 2004: $5,312; fiscal 2005: $5,312; fiscal 2006: $4,842; fiscal 2007: $3,824; and fiscal 2008: $3,128.

7.             Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at December 31, 2002 and June 30, 2002 is as follows (in thousands):

	December 31, 2002	June 30, 2002 (Audited)
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $37,207 and $15,003 at December 31, 2002 and June 30, 2002, respectively)	$587,207	$565,003
Other loans and capitalized lease obligations	2,491	3,062
Debt, including current portion of long-term debt ($906 and $1,224 at December 31, 2002 and June 30, 2002, respectively)	589,698	568,065
Foreign unsecured revolving bank loans at rates from 1.12% to 5.63%	17,250	16,987
Total debt	$606,948	$585,052

In July 2000, the Company sold $550.0 million principal amount of 4¼ percent Convertible Subordinated Notes due 2007.  The interest rate is 4¼ percent per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15.  The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments.  The notes are subordinated to all of the Company’s existing and future debt.  The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement.  In December 2001, the Company entered into the Transaction with the Bank, which converted the interest rate to variable and required that $412.5 million of the convertible notes be marked to market.  (See Note 4.)

In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility led by BNP Paribas, which provided a credit line of $150.0 million, of which up to $100.0 million may be used for standby letters of credit.  The credit agreement allows borrowings by the Company’s foreign subsidiaries and provides funding for the Company’s general corporate purposes.  The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25 percent and 1.125 percent for base rate advances and a margin of between 1.25 percent and 2.125 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the credit agreement is 0.375 percent of the unused portion of the credit facility.  The facility also contains certain financial and other covenants.  The Company pledged shares of certain of its subsidiaries as collateral.  At December 31, 2002 and June 30, 2002, under the credit agreement, the Company had $14.5 million and $13.8 million borrowings outstanding, respectively. At December 31, 2002 and June 30, 2002, the Company had $13.9 million and $15.7 million letters of credit outstanding, respectively.

At December 31, 2002, the Company had $155.2 million in revolving lines of credit, against which $31.2 million had been utilized.

8.             Impairment of Assets, Restructuring, Severance and Other Charges

In relation to its restructuring initiatives, the Company recorded December-quarter charges totaling $179.8 million: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory and $4.8 million for severances.  Over the next several quarters, the Company’s December-quarter restructuring plan includes consolidating certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms.  The Company’s plan is to reduce product development and manufacturing cycle times and improve the Company’s cost structure.  Additionally, through the restructuring initiatives, the Company’s plan is to facilitate the transition to products that generate higher gross margins.

The asset impairment, plant closure costs and other charges of $169.0 million were principally associated with the impairments at the Company’s wafer fabrication plants in Temecula, California, El Segundo, California and Borgaro, Italy.  Also included were impairments at facilities in the United Kingdom and Santa Clara, California. In determining whether an asset was impaired, the Company evaluated undiscounted future cash flows and other factors such as changes in strategy or technology. In determining the amount of impairment losses, the Company reduced the carrying value of the asset to its expected discounted future cash flow or to an amount deemed recoverable by management after considering all relevant factors.

The Company wrote down to net realizable value raw material and work-in-process inventory by $6.0 million.  These inventories are obsolete due to changes in processes and/or vendors that would require materials to be redesigned and/or requalified.

The $4.8 million charge for employee severance is associated with 190 positions eliminated due to reductions in company-wide administrative staff and operating personnel at its manufacturing facilities.  As of December 31, 2002, the Company had eliminated 161 positions and paid $2.3 million for related termination benefits.  The remaining severance accrual of $2.5 million at December 31, 2002 relates to outstanding severance payments to certain employees who were notified prior to December 31, 2002 of the elimination of their positions.

In the quarter ended June 2001, the Company recorded an $86.4 million restructuring charge.  The charge consisted of $45.2 million for the write-down of assets, $38.4 million for the write-down of inventory and $2.8 million in personnel severance payments.  As planned, during fiscal 2002 the Company disposed of a majority of the inventory written down.

9.                                       Insurance Claim

In June 2000, some equipment in one of the Company’s wafer fabrication lines was damaged by exposure to hazardous materials.  Remediation and repairs to the fabrication line are continuing.  The Company carried insurance, underwritten by Zurich Financial Services Group (“Zurich Group”), for both property losses and business interruption.

During fiscal 2002, the Company reached a final settlement with Zurich Group for $42.0 million.  During fiscal 2002, and 2001, the Company received $18.0 million and $15.0 million, respectively, and the remaining $9.0 million was recorded as a receivable at June 30, 2002 and collected in July 2002.  At December 31, 2002 and June 30, 2002, approximately $1.7 million and $3.8 million of the settlement, representing liabilities for subcontractor costs and equipment repairs and restorations, were included in accrued liabilities.

10.                                 Geographic Information

The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for December 31, 2002 and 2001, and June 30, 2002 is presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenues from Unaffiliated Customers
North America	$66,531	$58,419	$136,248	$122,921
Asia	85,908	65,396	171,297	124,683
Europe	46,140	35,826	91,748	67,868
Subtotal	198,579	159,641	399,293	315,472
Unallocated royalties	10,956	12,449	22,403	25,107
Total	$209,535	$172,090	$421,696	$340,579

	December 31, 2002	June 30, 2002 (Audited)
Long-Lived Assets
North America	$460,700	$549,085
Asia	14,904	9,099
Europe	195,697	190,206
Total	$671,301	$748,390

No customer accounted for more than 10 percent of the Company’s consolidated net revenues for the three and six months ended December 31, 2002 and 2001, or more than 10 percent of the Company’s accounts receivable at December 31, 2002.  One customer accounted for more than 10 percent of the Company’s accounts receivable at June 30, 2002.

11.           Environmental Matters

Federal, state, and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals, and gases used in semiconductor manufacturing processes. The Company does not believe that compliance with such laws and regulations now in effect will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

However, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on the Company’s results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

International Rectifier Corporation and Rachelle Laboratories, Inc. (“Rachelle”), a former operating subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party (“PRP”) in connection with the investigation by the United States Environmental Protection Agency (“EPA”) of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (“OII Site”). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). IR has settled all outstanding claims that have arisen against it out of the OII Site.  No claims against Rachelle have been settled.  The Company has taken the position that none of the wastes generated by Rachelle were hazardous.

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

In as much as Rachelle has not accepted the settlement, the Company cannot predict whether the EPA or others would attempt to assert an action for contribution or reimbursement for monies expended to perform remedial actions at the OII Site.  The Company cannot predict the likelihood that the EPA or such others would prevail against Rachelle in any such action.  It remains the position of Rachelle that its wastes were not hazardous.  The Company’s insurer has not accepted liability, although it has made payments for defense costs for the lawsuit against the Company.  The Company has made no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on the Company’s results of operations.

The Company received a letter in June 2001 from a law firm representing UDT Sensors, Inc. relating to environmental contamination (chlorinated solvents such as trichlorethene) assertedly found in UDT’s properties in Hawthorne, California.  The letter alleges that the Company operated a manufacturing business at that location in the 1970’s and/or 1980’s and that it may have liability in connection with the claimed contamination.  The Company has made no accrual for any potential loss.

12.           Litigation

The Company and certain of its directors and officers were named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits sought unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of the Company’s common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company’s 9 Percent Convertible Subordinated Debentures due 2010. They also allege that the Company’s projections for growth in fiscal 1992 were materially misleading. Two of these suits also named the Company’s underwriters, Kidder, Peabody & Co. Incorporated and Montgomery Securities, as defendants.

In August 2001, the Company reached a settlement in principle with respect to the lawsuits.  The settlement contemplated the dismissal of all claims without any payments.  The settlement requires the filing of formal documents with the court and court approval.

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699, 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  In August 2000, IXYS filed an answer and counterclaim, and in February 2002, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability.  The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS “and all persons in active concert or participation with them who receive actual notice” of the injunction from “making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by” the Company’s U.S. patents 4,959,699, 5,008,725 and/or 5,130,767.  In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In the Federal District Court, in August 2002, following trial on damages issues, the jury awarded the Company $9.1 million in compensatory damages. In October 2002, the Federal District Court trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees.  IXYS has appealed to the Court of Appeals, which has issued a temporary stay of the judgment pending review of the merits.  In January 2002, IXYS filed suit in the Federal Northern District of California alleging infringement of its U.S. patents 4,636,580, 4,670,771, 4,970,576, 4,483,810 and 4,505,418.  Trial in the latter suit is set for October 2003.

In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. and affiliated companies alleging infringement of certain of its U.S. patents.  The Company amended its complaint in October 2002, alleging infringement of certain other Company patents.  The suit seeks damages and such other relief as is customary in such matters.  Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse.  At the Company’s request, the District Court issued a preliminary injunction against certain infringing acts and, as a result of further action by the

Court of Appeals for the Federal Circuit, since August 2, 2002, the Hitachi defendants have been enjoined from making, using, offering for sale or selling in, or importing into, the United States certain Hitachi planar power MOSFETs.  Trial in the case is currently scheduled for May 2003.  Hitachi filed suit against the Company in the Federal Northern District of California in April 2002 on its U.S. patent 5,101,244.  The latter suit was transferred to, and is now pending in, the Central District of California where trial is set for May 2003.  The parties have filed suit against each other in Tokyo, Japan, District Court alleging infringement of certain of their respective Japanese patents.  Each party seeks an injunction against the other in the Japanese actions.

13.           Income Taxes

The Company’s effective tax benefit for the three and six months ended December 31, 2002 was approximately 27 percent, rather than the expected U.S. federal statutory tax benefit of 35 percent.  The lower effective tax benefit was due to restructuring charges, state taxes, higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit; partially offset by foreign tax credits and research and development credits.

The Company’s effective tax rate for the three and six months ended December 31, 2001 was 26 percent, rather than the U.S. federal statutory tax rate of 35 percent.  The lower effective tax rate reflected foreign tax credits and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit.

14.           Related Party Transactions

At June 30, 2002, the Company owned approximately 15 percent of the outstanding shares of Nihon Inter Electronics Corporation (“Nihon”).  The Company is represented by its Chief Financial Officer, who is Chairman and Co-Chief Executive Officer of Nihon.  In addition, the general manager of the Company’s Japan subsidiary is also a director of Nihon.  In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products.  The estimated value of the licensing and manufacturing agreements are $5.4 million and $2.0 million, respectively.  $0.6 million and $1.3 million were recognized under the licensing agreement for the three and six months ended December 31, 2002, respectively.  Pursuant to the licensing agreement, the Company increased its ownership interest to 17.5 percent in Nihon on October 31, 2002.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended December 31, 2002 Compared with the Three and Six Months Ended December 31, 2001

The following table sets forth certain items as a percentage of revenues.

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.4	64.8	67.7	64.6
Gross profit	29.6	35.2	32.3	35.4
Selling and administrative expense	16.7	17.6	17.5	18.0
Research and development expense	8.9	9.9	9.0	9.9
Amortization of acquisition-related intangible assets	0.6	0.5	0.6	0.6
Impairment of assets, restructuring, severance and other charges	82.9	—	41.2	—

Operating profit (loss)	(79.5)	7.2	(36.0)	6.9
Interest income	2.3	5.2	2.4	5.1
Interest expense	(2.2)	(4.0)	(2.5)	(3.9)
Other income (expense), net	(0.1)	0.1	0.0	0.0
Income (Loss) before income taxes	(79.5)	8.5	(36.1)	8.1
Provision for (benefit from) income taxes	(21.6)	2.2	(9.9)	2.1
Net income (loss)	(57.9)%	6.3%	(26.2)%	6.0%

Revenues

Revenues were $209.5 million and $172.1 million for the three months ended December 31, 2002 and 2001, respectively, and $421.7 million and $340.6 million for the six months ended December 31, 2002 and 2001, respectively.

Royalties contributed $11.0 million for the current quarter and $12.4 million in the comparable prior-year quarter.  Revenues from what we designate as our proprietary products comprised 56 percent of product revenues, compared to 50 percent in the prior-year quarter.

The quarterly revenue increase from the comparable prior-year period was led by proprietary products, which grew 38 percent year-over-year.

Revenues from sales to original equipment manufacturers were 67 percent of total product revenues for the three months ended December 31, 2002, compared to 63 percent in the immediately-preceding quarter and 62 percent in the prior-year quarter.  Revenues from sales to original equipment manufacturers were 67 percent and 63 percent of total product revenues for the six months ended December 31, 2002 and 2001, respectively.

Revenues from sales to original equipment manufacturers are further classified by end market applications:

The information technology sector represented more than 33 percent of sales to original equipment manufacturers for the three and six months ended December 31, 2002.  Quarterly revenues from this sector grew 30 percent year-over-year.  Revenues from this sector remained relatively unchanged compared to the immediately preceding quarter.

The automotive sector represented 25 percent of sales to original equipment manufacturers for the three and six months ended December 31, 2002.  Quarterly revenues from this sector grew 80 percent year-over-year. The acquisition of TechnoFusion GmbH contributed $10.2 million and $21.4 million in automotive revenues during the three and six months ended December 31, 2002, respectively.  Revenues from this sector remained relatively unchanged compared to the immediately preceding quarter.

The consumer sector represented 18 percent of sales to original equipment manufacturers for the three and six months ended December 31, 2002.  Quarterly revenues from this sector grew 26 percent year-over-year and 4 percent sequentially.

The defense/aerospace sector represented 14 percent of sales to original equipment manufacturers for the three and six months ended December 31, 2002.  Quarterly revenues from this sector grew 9 percent year-over-year and 4 percent sequentially.

The industrial sector represented 10 percent of sales to original equipment manufacturers for the three and six months ended December 31, 2002.  Quarterly revenues from this sector grew 38 percent year-over-year and declined 8 percent sequentially.

Sales to distributors declined as a percentage of revenues from 38 percent in the prior-year quarter to 33 percent in the current quarter, and from 37 percent in the prior-year six-month period to 33 percent in the current six-month period.

Orders grew 33 percent from the comparable prior-year quarter, and 7 percent sequentially.  Orders for proprietary products increased 42 percent year-over-year and 12 percent sequentially, and represented more than half of total bookings.

Our proprietary products refer to our analog ICs, power systems and advanced circuit devices, where in the case of advanced circuit devices, we include products that are value-added or are provided under reduced competition due to their technological content or our customer relationship.

Gross Profit Margin

For the three months ended December 31, 2002 and 2001, gross profit was $62.1 million and $60.6 million (29.6% and 35.2% of revenues), respectively.  Gross profit for the six months ended December 31, 2002 and 2001 was $136.4 million and $120.5 million (32.3% and 35.4% of revenues), respectively.  December-quarter gross margin included a $6 million charge against raw material and work-in-process inventories associated with plant closures.  Before the charge, December-quarter gross margin was 32.5 percent.  The decline in gross margin reflected planned reductions in factory utilization to reduce inventory over the prior quarter and continued price pressure on multi-market components.

Operating Expenses

For the three months ended December 31, 2002 and 2001, selling and administrative expense was $35.0 million and $30.3 million (16.7% and 17.6% of revenues), respectively.  Including the $3.8 million severance expense in the first quarter, selling and administrative expense was $73.6 million (17.5% of revenues) for the six months ended December 31, 2002, compared to $61.3 million (18.0% of revenues) in the comparable prior-year period.  Excluding the severance, selling and administrative was $69.8 million (16.5% of revenues) for the six months ended December 31, 2002.  The increase in absolute spending reflected primarily selling commissions paid on a higher sales base.  We target fourth quarter fiscal 2003 selling and administrative expenditures of 15.5 percent of revenues.

For the three months ended December 31, 2002 and 2001, research and development expenditures were $18.6 million and $17.0 million (8.9% and 9.9% of revenues), respectively. For the six months ended December 31, 2002 and 2001, research and development expenditures were $38.1 million and $33.9 million (9.0% and 9.9% of revenues), respectively.  We plan research and development expenditures of approximately $75 million for fiscal 2003.

For the three months ended December 31, 2002 and 2001, amortization of acquisition-related intangible assets was $1.3 million and $1.0 million (0.6% and 0.5% of revenues), respectively.  Amortization of acquisition-related intangible assets was $2.7 million and $1.9 million (0.6% and 0.6% of revenues), for the six months ended December 31, 2002 and 2001, respectively.  The acquisition of TechnoFusion in the fourth quarter of fiscal 2002, contributed to the increase in the amortization expense.

Interest Income and Expense

Interest income was $4.8 million and $8.9 million for the three months ended December 31, 2002 and 2001, respectively, and $9.9 million and $17.5 million for the six months ended December 31, 2002 and 2001, respectively.  The current period figure reflected lower interest rates.

Interest expense was $4.7 million and $6.8 million for the three months ended December 31, 2002 and 2001, respectively, and $10.5 million and $13.2 million for the six months ended December 31, 2002 and 2001, respectively.  The decrease in expense reflected primarily realized savings from lower variable rate resulting from the interest rate swap transaction with JP Morgan Chase Bank.

Other Income and Expense

There was no significant other income and expense recognized during the three and six months ended December 31, 2002 and 2001.

Income Taxes

Our effective tax benefit for the three and six months ended December 31, 2002 was approximately 27 percent, rather than the expected U.S. federal statutory tax benefit of 35 percent.  The lower effective tax benefit was due to restructuring charges, state taxes, higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit; partially offset by foreign tax credits and research and development credits.

Our effective tax rate for the three and six months ended December 31, 2001 was 26 percent, rather than the U.S. federal statutory tax rate of 35 percent.  The lower effective tax rate reflected foreign tax credits and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit.

Impairment of Assets, Restructuring, Severance and Other Charges

In relation to our restructuring initiatives, we recorded December-quarter charges totaling $179.8 million: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory and $4.8 million for severances.  Over the next several quarters, our December-quarter restructuring plan includes consolidating certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms.  Our plan is to reduce product development and manufacturing cycle times and improve our cost structure.  Additionally, through the restructuring initiatives, our plan is to facilitate the transition to products that generate higher gross margins.

The asset impairment, plant closure costs and other charges of $169.0 million were principally associated with the impairments at our wafer fabrication plants in Temecula, California, El Segundo, California and Borgaro, Italy.  Also included were impairments at facilities in the United Kingdom and Santa Clara, California. In determining whether an asset was impaired, we evaluated undiscounted future cash flows and other factors such as changes in strategy or technology. In determining the amount of impairment losses, we reduced the carrying value of the asset to its expected discounted future cash flow or to an amount deemed recoverable after considering all relevant factors.

We wrote down to net realizable value raw material and work-in-process inventory by $6.0 million.  These inventories are obsolete due to changes in processes and/or vendors that would require materials to be redesigned and/or requalified.

The $4.8 million charge for employee severance associated with 190 positions eliminated due to reductions in company-wide administrative staff operating personnel at our manufacturing facilities.  As of December 31, 2002, we had eliminated 161 positions and paid $2.3 million for related termination benefits.  The remaining severance accrual of $2.5 million at December 31, 2002 relates to outstanding severance payments to certain employees who were notified prior to December 31, 2002 of the elimination of their positions.

Our restructuring activities are expected to generate savings at an annualized rate of $30 million by fiscal-end 2003, $70 million by fiscal-end 2004, and $80 to $85 million by December-end 2004.

In the quarter ended June 2001, we recorded an $86.4 million restructuring charge.  The charge consisted of $45.2 million for the write-down of assets, $38.4 million for the write-down of inventory and $2.8 million in personnel severance payments.  As planned, during fiscal 2002 we disposed of a majority of the inventory written down.

Liquidity and Capital Resources

At December 31, 2002, we had cash and cash equivalent balances of $280.9 million and cash investments in marketable debt securities of $389.0 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $124.1 million, totaled $794.0 million.  Our investment portfolio consists of available-for-sale fixed-income, investment-grade securities with maturities of up to 36 months.

For the six months ended December 31, 2002, cash generated by operating activities was $29.5 million compared to cash used of $2.8 million in the prior-year period.  Working capital increased by $31.8 million, primarily related to decrease in accounts payable and accrued expenses.

For the six months ended December 31, 2002, cash provided by investing activities was $6.9 million.  We sold $40.0 million of cash investments, net of purchases, during the six months ended December 31, 2002.  Other investing activities generated $5.8 million.  We invested $39.0 million in capital expenditures primarily related to manufacturing equipment.  Additionally, at December 31, 2002, we had made purchase commitments for capital expenditures of approximately $28.1 million.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

Financing activities for the six months ended December 31, 2002 generated $4.8 million, primarily from the issuance of common stock under our Employee Stock Participation Plan and exercise of stock options.  As of December 31, 2002, we had revolving, equipment and foreign credit facilities of $155.2 million, against which $31.2 million had been utilized.  As discussed in Note 4, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $11.5 million plus the collateral requirement for the interest rate swap transaction, as determined periodically.  At December 31, 2002, $13.9 million of letters of credit were outstanding, of which $12.0 million were related to the swap transaction.  The collateral requirement of the transaction may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transaction and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have remained $11.5 million.

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the $150.0 million credit facility, will be sufficient to meet our operations and to take advantage of strategic opportunities as they occur in the next twelve months.  Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

For the possible effects of environmental matters on liquidity, see Note 11.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which changes guidance that previously existed under Emerging Issues Task Force (“EITF”) Issue No. 94-3.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, liabilities were recorded at the date of commitment to the plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002.  We are currently evaluating the impact of adopting this Statement.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123.”  This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.   SFAS No. 148 is effective for the interim period beginning after December 15, 2002.  We are currently evaluating the impact of adopting this Statement.

Critical Accounting Policies

Revenue Recognition

Our revenue recognition policy is driven by and is in compliance with Staff Accounting Bulletin No. 101, “Revenue Recognition.”  The majority of revenues are recognized upon shipment for product sales to all customers, including distributors, with a provision for estimated returns and allowances recorded at the time of shipment.  No revenue is recognized unless the contractual terms and conditions provide evidence that an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and performance of services has occurred.

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly.

Long-Lived Assets

Long-lived assets are net property, plant and equipment and intangible assets.  We have applied the provisions under Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” in accounting for long-lived assets other than goodwill and acquisition-related intangible assets, which are accounted for as described below.  Impairment losses on long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  To test asset recoverability, future undiscounted cash flows are estimated and compared to the asset’s carrying value.  If an asset is impaired, a fair value and new service life is established based on an appraisal or the present value of the asset’s future cash flows.

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

Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133,” require that the derivative instruments be recorded at fair value.  The accounting policies for these instruments are based on certain criteria for designating them as either cash flow or fair value hedges.  A hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction, is referred to as a cash flow hedge.  A hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment, is referred to as a fair value hedge.

Changes in fair value of derivatives that are highly effective cash flow hedges and qualify as hedging instruments, are recorded in other comprehensive income (loss) until the underlying hedged items are recognized in earnings.  Any ineffective portion of a derivative change in fair value is recognized in current earnings.  Changes in fair value of the derivatives that are highly effective fair value hedges and qualify as hedging instruments, are recognized in current earnings, in addition to the changes in the fair value of the underlying assets or liabilities being hedged.  Changes in fair value of derivative instruments that do not qualify or are not designated as hedging transactions are recorded in current earnings.

Stock-Based Compensation

Stock–based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock–Based Compensation,” encourages, but does not require companies to record stock–based employee compensation plans at fair value.  We have elected to continue accounting for stock-based compensation in accordance with APB No. 25 and have provided the required disclosures under SFAS No. 123 in the Notes to the Consolidated Financial Statements.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q Report contains some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof.  Such forward-looking materials are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry.  If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be underutilized, capital spending might be slowed, and our performance might be negatively impacted. Additional factors that could affect actual results include greater than expected costs of implementing our restructuring plans; changes in assumptions or events that adversely affect the timing and realization of anticipated cost savings from restructuring plans and the amount of anticipated changes; the failure of market demand to materialize as anticipated; the effectiveness of cost controls and cost reductions; the ability to initiate manufacturing changes without disruption of current operations; pricing pressures; litigation and other unexpected costs associated with cost-reduction efforts, including reductions-in-force and the transfer and consolidation of product lines and equipment (including, without limitation, those associated with our restructuring initiatives); the accuracy of customers’ forecasts; product claims, returns and recalls; market and sector conditions that affect our customers, licensees and suppliers; introduction, acceptance, availability and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications (including, without limitation, those associated with our restructuring initiatives); company and market impact due to the cancellation or delays in customer and/or industry programs or orders; unfavorable changes in industry and competitive conditions; economic conditions in the our markets around the world and the timing of changes in market conditions; our mix of product shipments; the success of working capital management programs; failure of suppliers and subcontractors to meet their delivery commitments; impact of any disruption in, or increased cost of, electricity and/or other critical supplies; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade, and export regulations and policies; the actual results of any outstanding patent and other litigation; and other uncertainties disclosed in our filings with the Securities and Exchange Commission, including, without limitation, our S-3 filing of October 16, 2000 and our most recent report on Form 10-K.  Additionally, to the foregoing factors should be added the financial and other ramifications of terrorist actions.

ITEM 3.                 Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rate Risk

Our financial assets and liabilities that are subject to interest rate risk are our cash investments, our convertible debt and our derivative transactions.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At December 31, 2002, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  An adverse change of as much as 10 percent change in the interest rates would not have had a material effect on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify the interest characteristic of our outstanding convertible debt (the “Debt”). (See Note 7.)  During the six months ended December 31, 2002, this arrangement reduced interest expense by $4.6 million.  Accounted for as a fair value hedge under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the market value of the Transaction of $30.7 million and $6.9 million at December 31, 2002 and June 30, 2002, respectively, were included in other long-term assets.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2002 and June 30, 2002 was $2.2 million and $4.5 million, respectively, and is included in other assets.  Interest expense was increased by mark-to-market adjustments of ($0.7) million and ($2.2) million, for the three and six months ended December 31, 2002, respectively.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies.  We have established a foreign currency hedging program, utilizing foreign exchange forward contracts to hedge certain foreign currency transaction exposures.  The objective of these forward contracts is to minimize the impact of currency exchange rate movements on the operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions.  We do not use forward contracts for speculative or trading purposes.  At December 31, 2002, we evaluated the effect that near–term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding forward contracts. If we had experienced an adverse change in foreign exchange rates of as much as 10 percent, the potential change in our foreign currency position would have had an immaterial effect on the results of our operations, financial position and cash flows.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”), designated as a cash flow hedge, for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At December 31, 2002, 13 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The market value of the forward contract was $6.9 million and $3.6 million at December 31, 2002 and June 30, 2002, respectively.  Mark-to-market adjustments, net of tax, of ($1.7) million and $9.9 million, for the three months ended December 31, 2002 and 2001, respectively, and $4.4 million and $9.4 million for the six months ended December 31, 2002 and 2001, respectively, were included in other comprehensive income.  Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $22.3 million and $27.0 million of forward contracts not designated as hedges at December 31, 2002 and June 30, 2002, respectively.  Unrealized gains (losses) of ($0.2) million and $1.6 million were recognized in earnings for the three and six months ended December 31, 2002, respectively.

The net realized foreign currency transaction loss was less than $1.0 million for the three and six months ended December 31, 2002.

ITEM 4.                 CONTROLS AND PROCEDURES

(a)                                       Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods.  Within 90 days prior to the date of this report (“Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our periodic reports filed under the Exchange Act.

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

PART II.                                                OTHER INFORMATION

ITEM 6.                                                     Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the period covered by this report:

(i)                          On October 10, 2002 and November 5, 2002, the Company filed reports on Form 8-K with the Securities and Exchange Commission regarding its patent infringement lawsuit brought against IXYS Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION

Registrant

February 12, 2003	MICHAEL P. MCGEE

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ ALEXANDER LIDOW
Alexander Lidow
Chief Executive Officer

I, Michael P. McGee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of International Rectifier Corporation;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ MICHAEL P. MCGEE
Michael P. McGee
Executive Vice President and Chief Financial Officer