Form 10-Q
period 2003-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2003-05-14
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).  YES  ☒     NO  ☐

THERE WERE 64,166,902 SHARES OF THE REGISTRANT’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON MAY 9, 2003.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues	$214,377	$178,633	$636,074	$519,212
Cost of sales	142,506	115,988	427,830	336,073
Gross profit	71,871	62,645	208,244	183,139

Selling and administrative expense	35,491	31,171	109,084	92,443
Research and development expense	19,578	16,646	57,671	50,523
Amortization of acquisition-related intangibles	1,342	968	3,996	2,904
Impairment of assets, restructuring, severance and other charges	6,389	—	180,205	—
Operating profit (loss)	9,071	13,860	(142,712)	37,269

Other income (expense):
Interest income	4,732	5,938	14,681	23,421
Interest expense	(4,284)	(4,883)	(14,767)	(18,113)
Other, net	33	1,581	192	1,450
Income (Loss) before income taxes	9,552	16,496	(142,606)	44,027

Provision for (benefit from) income taxes	2,101	4,289	(39,730)	11,447
Net income (loss)	$7,451	$12,207	$(102,876)	$32,580

Net income (loss) per common share – basic	$0.12	$0.19	$(1.61)	$0.51

Net income (loss) per common share – diluted	$0.11	$0.19	$(1.61)	$0.50

Average common shares outstanding – basic	64,054	63,415	63,916	63,321

Average common shares and potentially dilutive securities outstanding – diluted	64,850	65,453	63,916	65,105

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income (loss)	$7,451	$12,207	$(102,876)	$32,580

Other comprehensive income (loss):
Foreign currency translation adjustments	(251)	1,889	6,612	47

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of ($1,821), $741, ($1,421), and $3,205, respectively	3,100	(1,261)	2,420	(5,457)
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of ($388), $125, ($2,959) and ($5,424), respectively	661	(213)	5,038	9,235
Other comprehensive income, net of tax effect of ($2,209), $866, ($4,380) and ($2,219), respectively	3,510	415	14,070	3,825

Comprehensive income (loss)	$10,961	$12,622	$(88,806)	$36,405

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

	March 31, 2003	June 30, 2002
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$273,840	$240,430
Short-term cash investments	131,240	95,344
Trade accounts receivable, net	136,017	150,959
Inventories	172,937	178,368
Current deferred income taxes	24,152	23,027
Prepaid expenses and other receivables	36,007	41,126
Total current assets	774,193	729,254
Long-term cash investments	281,729	335,538
Property, plant and equipment, net	335,283	472,275
Goodwill	157,365	152,216
Acquisition-related intangible assets, net	34,833	37,742
Long-term deferred income taxes	45,295	—
Other assets	116,277	86,157
Total assets	$1,744,975	$1,813,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$16,485	$16,987
Long-term debt, due within one year	1,335	1,224
Accounts payable	66,581	69,750
Accrued salaries, wages and commissions	25,043	25,696
Other accrued expenses	45,189	56,610
Total current liabilities	154,633	170,267
Long-term debt, less current maturities	584,338	566,841
Other long-term liabilities	19,583	13,336
Deferred income taxes	9,114	4,093
Stockholders’ equity:
Common stock	64,095	63,699
Capital contributed in excess of par value of shares	698,381	691,295
Retained earnings	194,664	297,554
Accumulated other comprehensive income	20,167	6,097
Total stockholders’ equity	977,307	1,058,645
Total liabilities and stockholders’ equity	$1,744,975	$1,813,182

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2003	2002

Cash flow from operating activities:
Net income (loss)	$(102,876)	$32,580
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,838	42,961
Amortization of acquisition-related intangible assets	3,996	2,905
Amortization of restricted stock units	211	367
Unrealized (gains) losses on swaps	(182)	1,949
Impairment of assets, restructuring, severance and other charges	184,691	—
Deferred income taxes	(41,561)	16,388
Tax benefit from options exercised	391	1,633
Deferred compensation	(2,121)	(439)
Change in working capital, net	(16,757)	(90,364)
Net cash provided by operating activities	68,630	7,980
Cash flow from investing activities:
Additions to property, plant and equipment	(54,311)	(49,753)
Proceeds from sale of property, plant and equipment	55	1,116
Acquisition of certain business assets and businesses, net of cash acquired	—	(111,454)
Sale or maturities of cash investments	341,012	585,469
Purchase of cash investments	(326,526)	(569,051)
Change in other investing activities, net	1,916	(10,146)
Net cash used in investing activities	(37,854)	(153,819)
Cash flow from financing activities:
Proceeds from (repayments of) short-term bank loans	(1,667)	2,879
Proceeds from (repayments of) long-term debt	(144)	171
Payments on obligations under capital leases	(738)	(1,031)
Proceeds from issuance of common stock and exercise of stock options	6,881	7,100
Proceeds from hedge transaction	—	9,805
Other, net	(247)	(2,030)
Net cash provided by financing activities	4,085	16,894
Effect of exchange rate changes on cash and cash equivalents	(1,451)	1,513
Net increase (decrease) in cash and cash equivalents	33,410	(127,432)
Cash and cash equivalents, beginning of period	240,430	395,414
Cash and cash equivalents, end of period	$273,840	$267,982

Cash interest paid	$17,190	$23,870
Cash income taxes paid	$14,935	$19,253

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

1.                                       Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (the “Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all adjustments which, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2003, the consolidated results of operations for the three and nine months ended March 31, 2003 and 2002, and the consolidated cash flows for the nine months ended March 31, 2003 and 2002.  The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The Company operates on a 52 or 53 week fiscal year under which the three months ended March 2003 and 2002 consisted of thirteen weeks ending March 30, 2003 and March 29, 2002, respectively.  For ease of presenting the accompanying consolidated financial statements, the interim period-end for both years is shown as March 31.  Fiscal year 2003 will consist of 53 weeks ending on July 6, 2003.

Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 31, 2003 and 2002 (in thousands except per share amounts):

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended March 31, 2003	$7,451	64,054	$0.12
Net income per common share – basic
Effect of dilutive securities:
Stock options	—	796	(0.01)
Net income per common share – diluted	$7,451	64,850	$0.11

Three months ended March 31, 2002	$12,207	63,415	$0.19
Net income per common share – basic
Effect of dilutive securities:
Stock options	—	2,038	—
Net income per common share – diluted	$12,207	65,453	$0.19

Nine months ended March 31, 2003	$(102,876)	63,916	$(1.61)
Net loss per common share – basic
Effect of dilutive securities:
Stock options	—	—	—
Net loss per common share – diluted	$(102,876)	63,916	$(1.61)

Nine months ended March 31, 2002	$32,580	63,321	$0.51
Net income per common share – basic
Effect of dilutive securities:
Stock options	—	1,784	(0.01)
Net income per common share – diluted	$32,580	65,105	$0.50

The potential effect of converting the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock were excluded from the computation of “net income (loss) per common share – diluted”, since such effect would be anti-dilutive.  Additionally, 793 shares of the Company’s stock options for the nine months ended March 31, 2003, were excluded from the “net loss per common share – diluted” calculation, since including those shares would be anti-dilutive.

3.                                       Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities with effective maturities of no greater than 36 months.  At March 31,

2003 and June 30, 2002, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.

Cash, cash equivalents and cash investments as of March 31, 2003 and June 30, 2002 are summarized as follows (in thousands):

	March 31, 2003	June 30, 2002
		(Audited)
Cash and cash equivalents	$273,840	$240,430
Short-term cash investments	131,240	95,344
Long-term cash investments	281,729	335,538
Total cash, cash equivalents and cash investments	$686,809	$671,312

Available-for-sale securities as of March 31, 2003 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$66,636	$278	$(23)	$255	$66,891
U.S. government and agency obligations	48,800	66	(8)	58	48,858
Other debt	15,474	18	(1)	17	15,491
Total short-term cash investments	$130,910	$362	$(32)	$330	$131,240

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$163,793	$2,416	$(212)	$2,204	$165,997
U.S. government and agency obligations	34,558	134	(7)	127	34,685
Other debt	80,888	320	(161)	159	81,047
Total long-term cash investments	$279,239	$2,870	$(380)	$2,490	$281,729

Available-for-sale securities as of June 30, 2002 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$52,823	$93	$(41)	$52	$52,875
U.S. government and agency obligations	34,674	51	—	51	34,725
Other debt	7,741	3	—	3	7,744
Total short-term cash investments	$95,238	$147	$(41)	$106	$95,344

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gros Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$220,129	$1,834	$(1,446)	$388	$220,517
U.S. government and agency obligations	59,054	381	(1)	380	59,434
Other debt	55,356	231	—	231	55,587
Total long-term cash investments	$334,539	$2,446	$(1,447)	$999	$335,538

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 15.  The Company accounts for these available-for-sale investments under SFAS 115.  These stocks are traded on the Tokyo Stock Exchange.  The market values of the equity investments at March 31, 2003 and June 30, 2002 were $30.4 million and $29.3 million, respectively, and were included in other assets.  Mark-to-market gains (losses), net of tax, of $3.1 million and $0.6 million for the three and nine months ended March 31, 2003, respectively, and $2.4 million and ($3.1) million for the three and nine months ended March 31, 2002, respectively, were included in other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at March 31, 2003, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$130,910	$131,240
Due in 1-2 years	130,332	131,734
Due in 2-5 years	119,747	120,855
Due after 5 years	29,160	29,140
Total cash investments	$410,149	$412,969

In accordance with the Company’s investment policy, the effective maturity dates may be less than the contractual maturity dates as indicated in the table above, as cash investments are held for no longer than three years.

Gross realized gains were $0.8 million and gross realized losses were $0.1 million for the three months ended March 31, 2003.  Gross realized gains were $3.1 million and gross realized losses were $1.5 million for the nine months ended March 31, 2003.  Gross realized gains were $0.4 million and gross realized losses were $0.05 million for the three months ended March 31, 2002.  Gross realized gains were $2.1 million and gross realized losses were $0.05 million for the nine months ended March 31, 2002.  The cost of marketable securities sold is determined by the weighted average cost method.

4.                                       Derivative Financial Instruments

Foreign Currency Risk

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan.  The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At March 31, 2003, 12 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The market value of the forward contract included in other long-term assets was $8.0 million and $3.6 million at March 31, 2003 and June 30, 2002, respectively.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $0.7 million and $5.0 million, for the three and nine months ended March 31, 2003, respectively, and ($0.2) million and $9.2 million for the three and nine months ended March 31, 2002, respectively.  At March 31, 2003, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $18.2 million and $27.0 million in notional amounts of forward contracts not designated as hedges at March 31, 2003 and June 30, 2002, respectively.  Net unrealized and realized exchange gains (losses) recognized in earnings were ($0.4) million and ($1.0) million for the three and nine months ended March 31, 2003, respectively, and $0.3 million and ($0.1) million for the three and nine months ended March 31, 2002, respectively.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify the interest rates characteristic of its outstanding convertible debt (the “Debt”). (See Note 7.)  At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate the Company has paid since the Transaction has averaged 1.8%, compared to a coupon of 4.25% on the Debt.  During the three and nine months ended March 31, 2003, this arrangement reduced interest expense by $2.9 million and $7.5 million, respectively.

Accounted for as a fair value hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, the Company uses a regression analysis.  To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, the Company discounts the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, the Company’s ability to call the Debt is considered in assessing the effectiveness of the hedging relationship.  For those years that are projected to include at least a portion of redemption of the convertible debentures, the Company employs a valuation model known as a Monte Carlo simulation.  This simulation allows the Company to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  The market value of the Transaction was $27.7 million and $6.9 million at March 31, 2003 and June 30, 2002, respectively, and was included in other long-term assets.

In support of the Company’s obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling  $11.5 million and an additional collateral requirement for the Transaction, as determined periodically.  At March 31, 2003, $11.5 million in letters of credit were outstanding related to the Transaction.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the Contract the Company has an option to receive a payout from Lehman covering the Company’s exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at March 31, 2003 and June 30, 2002 was $2.3 million and $4.5 million, respectively, and was included in other assets.  Mark-to-market gains (losses) of $0.1 million and ($2.2) million, for the three and nine months ended March 31, 2003, respectively, were charged to interest expense.

5.                                       Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at March 31, 2003 and June 30, 2002 were comprised of the following (in thousands):

	March 31, 2003	June 30, 2002
		(Audited)
Raw materials	$26,808	$30,086
Work-in-process	65,352	71,966
Finished goods	80,777	76,316
Total inventories	$172,937	$178,368

6.                                       Goodwill and Acquisition-Related Intangible Assets

The Company accounts for goodwill and acquisition-related intangible assets in accordance with SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”.  The Company classifies the difference between the purchase price and the fair value of net assets acquired at the date of acquisition as goodwill.  The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.  Depending on the nature of the assets acquired, the amortization period may range from 4 to 12 years for those acquisition-related intangible assets subject to amortization.  The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year, and when events and circumstances indicate that the assets may be impaired.  In evaluating goodwill and intangible assets not subject to amortization, the Company compares the total carrying value of goodwill and intangible assets not subject to amortization to the Company’s fair value as determined by its market capitalization.  In evaluating intangible assets subject to amortization, the carrying value of each intangible asset is assessed in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

At March 31, 2003 and June 30, 2002, goodwill and acquisition-related intangible assets included the following (in thousands):

		March 31, 2003		June 30, 2002
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
				(Audited)
Goodwill		$157,365	$—	$152,216	$—
Acquisition-related intangible assets:
Complete technology	4 – 12	23,023	(4,842)	22,402	(3,408)
Distribution rights and customer lists	5 – 12	15,452	(3,719)	15,452	(2,553)
Intellectual property and other	5 – 12	7,313	(2,394)	7,313	(1,464)
Total acquisition-related intangible assets		45,788	(10,955)	45,167	(7,425)
Total goodwill and acquisition-related intangible assets		$203,153	$(10,955)	$197,383	$(7,425)

The changes in the carrying amount of goodwill for the period ended March 31, 2003 and June 30, 2002 are as follows (in thousands):

Goodwill
Balance, June 30, 2001	$54,856
Reclassification of assembled workforce	6,466
New assets acquired	87,877
Foreign exchange impact	3,017
Balance, June 30, 2002	152,216
Purchase price adjustments	687
Foreign exchange impact	4,462
Balance, March 31, 2003	$157,365

As of March 31, 2003, estimated amortization expense for the next five years is as follows (in thousands): fiscal 2004: $5,336; fiscal 2005: $5,336; fiscal 2006: $4,866; fiscal 2007: $3,848; and fiscal 2008: $3,152.

7.                                       Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at March 31, 2003 and June 30, 2002 is as follows (in thousands):

	March 31, 2003	June 30, 2002
		(Audited)
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $33,449 and $15,003 at March 31, 2003 and June 30, 2002, respectively)	$583,449	$565,003
Other loans and capitalized lease obligations	2,224	3,062
Debt, including current portion of long-term debt ($1,335 and $1,224 at March 31, 2003 and June 30, 2002, respectively)	585,673	568,065
Unsecured revolving bank loans at rates from 1.12% to 5.06%	16,485	16,987
Total debt	$602,158	$585,052

In July 2000, the Company sold $550.0 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007.  The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15.  The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments.  The notes are subordinated to all of the Company’s existing and future debt.  The Company may redeem any of the notes, in whole or in part, subject to certain call premiums, on or after July 18, 2003, as specified in the notes and related indenture agreement.  In December 2001, the Company entered into the Transaction with the Bank, which converted the interest rate to variable and required that $412.5 million of the convertible notes be marked to market.  (See Note 4.)

In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility led by BNP Paribas, which provided a credit line of $150.0 million, of which up to $100.0 million may be used for standby letters of credit.  The credit agreement allows borrowings by the Company’s foreign subsidiaries and provides funding for the Company’s general corporate purposes.  The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25 percent and 1.125 percent for base rate advances and a margin of between 1.25 percent and 2.125 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the credit agreement is 0.5 percent of the unused portion of the credit facility.  The facility also contains certain financial and other covenants.  The Company has pledged shares of certain of its subsidiaries as collateral.  At March 31, 2003 and June 30, 2002, under the $150.0 million credit agreement, the Company had $15.1 million and $13.8 million borrowings outstanding, respectively, and $13.4 million and $15.7 million letters of credit outstanding, respectively.

At March 31, 2003, the Company had $152.7 million in total revolving lines of credit, against which $29.9 million had been used, consisting of the $13.4 million letters of credit and $16.5 million in unsecured revolving bank loans that are included in the table above.

8.                                       Stock Option Plans

At March 31, 2003, the Company has in place the Employee Stock Participation Plan (“ESPP”) and three stock option plans.  The Company accounted for these plans under the recognition and measurement provisions of APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation expense for stock options was reflected in “net income” or “net income per common share – basic or diluted”, for the three and nine months ended March 31, 2003 and 2002, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant.  In accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS 123”, the following table illustrates the effect on “net income” and “net income per share – basic and diluted” if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands except per share data):

	Three Months Ended
	March 31, 2003	March 31, 2002

Net income, as reported	$7,451	$12,207
Less total stock-based employee compensation expense determined under fair value based method for all awards	(16,051)	(8,639)
Pro forma net income (loss)	$(8,600)	$3,568

Net income per common share–basic, as reported	$0.12	$0.19
Net income (loss) per common share–basic, pro forma	$(0.13)	$0.06

Net income per common share–diluted, as reported	$0.11	$0.19
Net income (loss) per common share–diluted, pro forma	$(0.13)	$0.06

	Nine Months Ended
	March 31, 2003	March 31, 2002
Net income (loss), as reported	$(102,876)	$32,580
Less total stock-based employee compensation expense determined under fair value based method for all awards	(47,019)	(25,916)
Pro forma net income (loss)	$(149,895)	$6,664

Net income (loss) per common share–basic, as reported	$(1.61)	$0.51
Net income (loss) per common share–basic, pro forma	$(2.35)	$0.11

Net income (loss) per common share–diluted, as reported	$(1.61)	$0.50
Net income (loss) per common share–diluted, pro forma	$(2.35)	$0.10

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1996.

9.                                       Impairment of Assets, Restructuring, Severance and Other Charges

The Company recorded $6.4 million in severance charges for the three months ended March 31, 2003.  The severance charges relate to the elimination of approximately 530 administrative, operating and manufacturing positions and the termination of a pension plan at its manufacturing facility in the United Kingdom.  In accordance with SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities”, the Company measured the termination benefits at the communication date based on the fair value of the liability as of the termination date.  This liability is recognized ratably over the future service period as applicable.  A change resulting from a revision to either the timing or the amount of estimated cash flows over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

For the nine-months ended March 31, 2003, $186.2 million in restructuring-related charges were recorded: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $11.2 million for severance charges.  The restructuring plan, which was announced in the December-quarter and will be implemented over the next several quarters, included consolidating certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms.  The Company plans to reduce product development and manufacturing cycle times and improve the Company’s cost structure.  Additionally, through the restructuring initiatives, the Company plans to facilitate the transition to products that generate higher gross margins.

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

The Company wrote down by $6.0 million raw material and work-in-process inventories that were made obsolete by the transfer of manufacturing lines to other facilities.  These included products that could not be completed in other facilities, materials that were not compatible with the processes used in other facilities, and materials such as gases and chemicals that could not readily be transferred.

The severance charges of $11.2 million were related to the termination of a total of approximately 710 administrative, operating and manufacturing positions.  As of March 31, 2003, the Company had paid approximately $6.9 million in severance payments and had approximately $3.4 million of accrued severance remaining.

10.                                 Insurance Claim

In June 2000, some equipment in one of the Company’s wafer fabrication lines was damaged by exposure to hazardous materials.  Remediation and repairs to the fabrication line are continuing.  The Company carried insurance, underwritten by Zurich Financial Services Group (“Zurich Group”), for both property losses and business interruption.

During fiscal 2002, the Company reached a final settlement with Zurich Group for $42.0 million.  During fiscal 2002 and 2001, the Company received $18.0 million and $15.0 million, respectively, and the remaining $9.0 million was recorded as a receivable at June 30, 2002 and collected in July 2002.  At March 31, 2003 and June 30, 2002, approximately $0.9 million and $3.8 million of the settlement, representing liabilities for subcontractor costs and equipment repairs and restorations, were included in accrued liabilities.

11.                                 Geographic Information

The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for March 31, 2003 and 2002, and June 30, 2002 is presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues from Unaffiliated Customers
North America	$69,463	$55,108	$205,713	$178,029
Asia	86,146	73,300	257,443	197,983
Europe	48,813	38,768	140,560	106,636
Subtotal	204,422	167,176	603,716	482,648
Royalties (Unallocated)	9,955	11,457	32,358	36,564
Total	$214,377	$178,633	$636,074	$519,212

	March 31, 2003	June 30, 2002
		(Audited)
Long-Lived Assets
North America	$475,371	$549,085
Asia	14,492	9,099
Europe	199,190	190,206
Total	$689,053	$748,390

No customer accounted for more than 10 percent of the Company’s consolidated net revenues for the three and nine months ended March 31, 2003 and 2002, or more than 10 percent of the Company’s accounts receivable at March 31, 2003.  One customer accounted for more than 10 percent of the Company’s accounts receivable at June 30, 2002.

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

In August 2001, the Company reached a settlement in principle with respect to the lawsuits.  The settlement contemplated the dismissal of all claims without any payments.  The court approved the settlement in February 2003 and notice of the proposed settlement was distributed to class members.  The court has scheduled a hearing on May 28, 2003 to review any objections to the settlement.  An attorney representing two individual class members filed on April 28, 2003 objections to the proposed settlement.  He also requested a postponement of the hearing date.  The Company plans to oppose the objections and request for postponement.

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699, 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  In August 2000, IXYS filed an answer and counterclaim, and in February 2002, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability.  The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS “and all persons in active concert or participation with them who receive actual notice” of the injunction from “making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by” the Company’s U.S. patents 4,959,699, 5,008,725 and/or 5,130,767.  In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In the Federal District Court, in August 2002, following trial on damages issues, the jury awarded the Company $9.1 million in compensatory damages. In October 2002, the Federal District Court trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees.  IXYS has appealed to the Court of Appeals, which has issued a temporary stay of the judgment pending review of the merits.  In January 2002, IXYS filed suit in the Federal Northern District of California alleging infringement of its U.S. patents 4,636,580, 4,670,771, 4,970,576, 4,483,810 and 4,505,418.  In the latter suit IXYS dismissed its action on U.S. patent 4,505,418 in March 2003 and the District Court granted the Company’s motions for summary judgment of non-infringement of IXYS U.S. 4,970,576 and 4,483,810 patents in April 2003.  Trial on the IXYS U.S. 4,636,580 and 4,670,771 patents is set for October 2003.

In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California, against Hitachi, Ltd. and affiliated companies alleging infringement of certain of its U.S. patents.  The Company amended its complaint in October 2002, alleging infringement of certain other Company patents.  The suit seeks damages and such other relief as is customary in such matters.  Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse.  At the Company’s request, the District Court issued a preliminary injunction against certain infringing acts and, as a result of further action by the Court of Appeals for the Federal Circuit, since August 2, 2002, the Hitachi defendants have been enjoined from making, using, offering for sale or selling in, or importing into, the United States, certain Hitachi planar power MOSFETs.  The Company has recently added Renesas Technology Corp. (and its U.S. affiliate) to such suit as additional parties defendant.  Renesas Technology Corp. is a joint venture comprised of Hitachi (55 percent) and Mitsubishi Electric Corporation (45 percent).  Trial in the case is scheduled for October 2003.  Hitachi filed suit against the Company in the Federal Northern District of California in April 2002 on its U.S. patent 5,101,244.  The latter suit was transferred to, and has been consolidated with, the Company's suit pending in the Central District of California where trial is set for October 2003.  The Company and Hitachi have filed suit against each other in Tokyo, Japan, District Court alleging infringement of certain of their respective Japanese patents.  The parties seek injunctions against the other in the Japanese actions.

14.                                 Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2003 was approximately 22 percent.  For the nine months ended March 31, 2003, the Company’s effective tax benefit was approximately 28 percent.  The tax rate/benefit differs than the expected U.S. federal statutory tax rate/benefit of 35 percent due to restructuring charges, state taxes, higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit; partially offset by foreign tax credits and research and development credits.

The Company’s effective tax rate for the three and nine months ended March 31, 2002 was 26 percent, rather than the U.S. federal statutory tax rate of 35 percent.  The lower effective tax rate reflected foreign tax credits and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit.

15.                                 Related Party Transactions

As discussed in Note 3, the Company holds as a strategic investment common stock of Nihon, a related party.  At March 31, 2003 and June 30, 2002, the Company owned approximately 17.5 percent and 15 percent, respectively, of the outstanding shares of Nihon.   The Company’s Chief Financial Officer is the Chairman of the Board and Co-Chief Executive Officer of Nihon.  In addition, the general manager of the Company’s Japan subsidiary is a director of Nihon.  These Company representatives are two of fourteen directors of Nihon.  Although the Company has representation on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS 115.  (See Note 3.)

In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products.  The estimated value of the licensing and manufacturing agreements are $5.4 million and $2.0 million, respectively.  $0.6 million and $1.9 million were recognized under the licensing agreement for the three and nine months ended March 31, 2003, respectively.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended March 31, 2003 Compared with the Three and Nine Months Ended March 31, 2002

The following table sets forth certain items as a percentage of revenues.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.5	64.9	67.3	64.7
Gross profit	33.5	35.1	32.7	35.3
Selling and administrative expense	16.6	17.5	17.1	17.8
Research and development expense	9.1	9.3	9.1	9.7
Amortization of acquisition-related intangible assets	0.6	0.5	0.6	0.6
Impairment of assets, restructuring, severance and other charges	3.0	—	28.3	—
Operating profit (loss)	4.2	7.8	(22.4)	7.2
Interest income	2.2	3.3	2.3	4.5
Interest expense	(1.9)	(2.7)	(2.3)	(3.5)
Other income (expense), net	0.0	0.8	0.0	0.3
Income (Loss) before income taxes	4.5	9.2	(22.4)	8.5
Provision for (benefit from) income taxes	1.0	2.4	(6.2)	2.2
Net income (loss)	3.5%	6.8%	(16.2)%	6.3%

Revenues

Revenues grew to $214.4 million for the three months ended March 31, 2003 from $178.6 million for the comparable prior-year period, an increase of 20 percent.  Revenues grew to $636.1 million for the nine months ended from $519.2 million in the comparable prior-year period, an increase of 23 percent.  The increase reflected greater than 35 percent growth from the prior-year periods in what we designate as our proprietary products.  Year-to-date and March-quarter revenues from proprietary products comprised 56 percent of product revenues, compared to 50 percent in the prior-year periods.

Revenues from sales to original equipment manufacturers (“OEMs”) grew by 33 percent over the prior-year quarter, accounting for 71 percent of total product revenues for the three months ended March 31, 2003, compared to 66 percent for the three months ended March 31, 2002.  Royalties contributed $10.0 million and $11.5 million for the three months ended March 31, 2003 and 2002, respectively, and $32.4 million and $36.6 million for the nine months ended March 31, 2003 and 2002, respectively.

The Company also classifies revenues from sales to OEMs by end-market applications.  Compared to the immediately preceding quarter, revenues from the information technology, automotive and industrial sectors grew.  Revenues from the aerospace/defense sector were relatively unchanged, and revenues from the consumer sector declined.

March-quarter performance in end-market applications is as follows:

•                                          The information technology sector comprised approximately 36 percent of sales to OEMs for the three months ended and 34 percent for the nine months ended March 31, 2003.  Quarterly revenues from this sector grew 19 percent from the immediately preceding quarter and 30 percent from the prior-year quarter.  The sales increase from the immediately preceding quarter reflected greater content, the introduction of Intel’s CentrinoTM and Pentium MTM based products, and increase in market share.

•                                          The automotive sector comprised approximately 27 percent of sales to OEMs for the three and nine months ended March 31, 2003.  Quarterly revenues from this sector grew by 14 percent from the immediately preceding quarter and 68 percent from the prior-year quarter. The revenue increase from the immediately preceding quarter reflected primarily new programs.  The acquisition of TechnoFusion GmbH contributed $11.5 million and $32.9 million in automotive revenues during the three and nine months ended March 31, 2003, respectively.

•                                          The consumer sector comprised approximately 16 percent of sales to OEMs for the three and nine months ended March 31, 2003.  Quarterly revenues from this sector declined by seven percent from the immediately preceding quarter and increased 14 percent from the prior-year quarter.  The sequential revenue decline reflected cautious consumer spending.

•                                          The defense/aerospace sector comprised approximately 13 percent of sales to OEMs for the three and nine months ended March 31, 2003.  Quarterly revenues from this sector grew 26 percent from the prior-year quarter and remained unchanged from the immediately preceding quarter.  New programs including advanced aircraft, global positioning satellites and smart weaponry contributed to increased orders compared to the immediately preceding quarter.  Because of longer lead times, increases in orders are reflected in revenues over several quarters.

•                                          The industrial sector comprised approximately eight percent of sales to OEMs for the three and nine months ended March 31, 2003.  Quarterly revenues from this sector increased nine percent from the prior-year quarter and five percent from the immediately preceding quarter.

Our sales to distributors declined nine percent from the immediately preceding quarter, while distributors’ sales of our products to their end customers increased 13 percent over the same period.  To meet increased demand and replenish inventories, distributors increased their orders to us by 15 percent from the immediately preceding quarter.

Orders for proprietary products increased 30 percent from the prior-year quarter and five percent from the immediately preceding quarter, and represented more than half of total bookings.  Our proprietary products refer to our analog ICs, power systems and advanced circuit devices. We include products that are value-added or are provided under reduced competition due to their technological content or our customer relationship.

Our overall orders in April 2003 increased by approximately 18 percent from January 2003.  However, business outlook remains clouded and there are few signs of a meaningful increase in capital spending.  In spite of the uncertainties, we continue to secure new designs for proprietary products and to expand content in target applications.

Gross Profit Margin

For the three months ended March 31, 2003 and 2002, gross profit was $71.9 million and $62.6 million (33.5% and 35.1% of revenues), respectively.    Gross profit for the nine months ended March 31, 2003 and 2002 was $208.2 million and $183.1 million (32.7% and 35.3% of revenues), respectively.  Compared to the prior-year quarter, the gross profit margin decline reflected continued price pressure on multi-market components.

Before the raw material and work-in-process inventory write-down, gross profit margin for the three months ended December 31, 2002, was 32.5 percent compared to 33.5 percent reported for the three months ended March 31, 2003.  The current quarter gross margin reflected a richer product mix shipped in the quarter and cost savings from our restructuring activities, announced in the December-quarter and implemented in the March and December quarters.  Reported gross margin in the immediately preceding quarter was 29.6 percent, which reflected the $6.0 million raw materials and work-in-process inventory write-down.

Operating Expenses

For the three months ended March 31, 2003, selling and administrative expense was 16.6 percent of revenues, compared to 17.5 percent of revenues in the three months ended March 31, 2002.  The decline in the selling and administrative expense ratio reflected cost savings from our restructuring activities.  Absolute selling and administrative expenditures were $35.5 million for the current quarter, compared to $31.2 million in the prior-year quarter.  The increase primarily reflects selling commissions paid on a higher revenue base.  Selling and administrative expenses for the nine months ended March 31, 2003 included $3.8 million of severance charges taken in the September quarter.

For the three months ended March 31, 2003, research and development expense was 9.1 percent and 9.3 percent of revenues.  Absolute research and development expenditures were $19.6 million and $16.6 million for the three months ended March 31, 2003 and 2002, respectively, and $57.7 million and $50.5 million for the nine months ended March 31, 2003 and 2002, respectively, reflecting increased development activities focused primarily on proprietary products.

Interest Income and Expense

Interest income was $4.7 million and $5.9 million for the three months ended March 31, 2003 and 2002, respectively, and $14.7 million and $23.4 million for the nine months ended March 31, 2003 and 2002, respectively.  The decrease in income reflected lower prevailing interest rates in the current year.

Interest expense was $4.3 million and $4.9 million for the three months ended March 31, 2003 and 2002, respectively, and $14.8 million and $18.1 million for the nine months ended March 31, 2003 and 2002, respectively.  The decrease in expense reflected primarily realized savings from lower variable rate resulting from the interest rate swap transaction with JP Morgan Chase Bank, as well as, lower prevailing interest rates in the current year, partially offset by increase in expense from the Lehman Brothers interest rate contract. (see Note 4.)

Other Income and Expense

There was no significant other income and expense recognized during the three or nine months ended March 31, 2003.

For the three and nine months ended March 31, 2002, we recognized $4.0 million gain for the involuntary conversion of damaged equipment in one of wafer fabrication lines (see Note 10.)  The gain primarily represented the excess of the proceeds received and used to replace the damaged equipment over the net book value of the replaced equipment.  The gain was partially offset by litigation and claims settlements of $3.7 million.

Income Taxes

Our effective tax rate for the three months ended March 31, 2003 was approximately 22 percent.  Our effective tax benefit for the nine months ended March 31, 2003 was approximately 28 percent.  The tax rate/benefit differs from the expected U.S. federal statutory tax rate/benefit of 35 percent due to restructuring charges, state taxes, higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit; partially offset by foreign tax credits and research and development credits.

Our effective tax rate for the three and nine months ended March 31, 2002 was 26 percent, rather than the U.S. federal statutory tax rate of 35 percent.  The lower effective tax rate reflected foreign tax credits and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit.

Impairment of Assets, Restructuring, Severance and Other Charges

We recorded $6.4 million in severance charges for the three months ended March 31, 2003.  The severance charges relate to the elimination of approximately 530 administrative, operating and manufacturing positions and the termination of a pension plan at our manufacturing facility in the United Kingdom.  In accordance with SFAS 146, “Accounting for the Costs Associated with Exit or Disposal Activities”, we measured the termination benefits at the communication date based on the fair value of the liability as of the termination date.  This liability is recognized ratably over the future service period as applicable.  A change resulting from a revision to either the timing or the amount of estimated cash flows over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

For the nine-months ended March 31, 2003, $186.2 million in restructuring-related charges were recorded: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $11.2 million for severance charges.  The restructuring plan, which was announced in the December-quarter and will be implemented over the next several quarters, included consolidating certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms.  We plan to reduce product development and manufacturing cycle times and improve our cost structure.  Additionally, through the restructuring initiatives, we plan to facilitate the transition to products that generate higher gross margins.

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

We wrote down by $6.0 million raw material and work-in-process inventories that were made obsolete by the transfer of manufacturing lines to other facilities.  These included products that could not be completed in other facilities, materials that were not compatible with the processes used in other facilities, and materials such as gases and chemicals that could not readily be transferred.

The severance charges of $11.2 million were related to the termination of a total of approximately 710 administrative, operating and manufacturing positions.  As of March 31, 2003, we had paid approximately $6.9 million in severance payments and had $3.4 million of accrued severance remaining.

Our restructuring activities are on target to generate savings at an annualized rate of $30 million by fiscal-end 2003, $70 million by fiscal-end 2004, and $80 to $85 million by calendar year December-end 2004.

GAAP to Non-GAAP Reconciliation

In addition to disclosing results that were determined in accordance with Generally Accepted Accounting Principles in the United States (GAAP), we also disclosed pro forma or non-GAAP results of operations that exclude certain items. We disclosed such pro forma information in order to reflect underlying operating performance and to permit shareholders and other readers to better assess the company’s operating results.

The following reconciles reported gross profit and gross profit margin on December quarter revenues of $209.5 million to pro forma gross profit and gross profit margin:

	For the Quarter Ended December 31, 2002
	$ in thousands	Gross Profit Margin

Reported gross profit	$62,097	29.6%
Raw material and work-in-process inventory write-down	6,000	2.9
Pro forma gross profit	$68,097	32.5%

Liquidity and Capital Resources

At March 31, 2003, we had cash and cash equivalent balances of $273.8 million and cash investments in marketable debt securities of $413.0 million. The sum of our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $122.8 million, totaled $809.6 million.  Our investment portfolio consists of available-for-sale fixed-income, investment-grade securities with effective maturities of up to 36 months.

For the nine months ended March 31, 2003, cash generated by operating activities was $68.6 million compared to $8.0 million in the prior-year period.  Earnings before income taxes, depreciation and amortization, and impairment of assets, restructuring, severance and other charges contributed $90.6 million.  This increase in cash was partially offset by cash outlay for working capital.  Working capital increased by $16.8 million, reflecting lower accrued taxes payable and the timing of tax payments and accounts payable, partially offset by lower accounts receivable and inventories resulting from improvements in collections and inventory management.

For the nine months ended March 31, 2003, cash used in investing activities was $37.9 million.  Proceeds from sales or maturities of cash investments were $341.0 million while purchases were $326.5 million.  Other investing activities contributed $1.9 million.  We invested $54.3 million in capital expenditures primarily related to manufacturing equipment.  Additionally, at March 31, 2003, we had made purchase commitments for capital expenditures of approximately $17.5 million.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

Financing activities for the nine months ended March 31, 2003 generated $4.1 million.  The issuance of common stock under our Employee Stock Participation Plan and exercise of stock options provided $6.9 million.  This increase in cash was partially offset by $2.5 million of debt payments.  As of March 31, 2003, we had revolving, equipment and foreign credit facilities of $152.7 million, against which $29.9 million had been used.  As discussed in Note 4, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $11.5 million plus the collateral requirement for the interest rate swap transaction, as determined periodically.  At March 31, 2003, $13.4 million of letters of credit were outstanding, of which $11.5 million were related to the swap transaction.  The collateral requirement of the transaction may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transaction and the letter of credit requirement will be over time.  To illustrate the potential impact: Had the five-year LIBOR curve increased by as much as ten percent and our stock price decreased by as much as ten percent at the close of the fiscal quarter, our letter of credit commitment would have remained $11.5 million.

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under our credit facility, will be sufficient to meet our operations and to take advantage of strategic opportunities as they occur in the next twelve months.  Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider obtaining funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

For the possible effects of environmental matters on liquidity, see Note 12.

Recent Accounting Pronouncements

Effective January 2003, we adopted SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 changes guidance that previously existed under Emerging Issues Task Force (“EITF”) Issue 94-3.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, liabilities were recorded at the date of commitment to the plan.  SFAS 146 establishes that fair value is the objective for initial measurement of the liability.  In cases where employees are required to render service until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period.  See Note 9 on severance charges in the March-quarter.

Effective January 2003, we adopted SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123.”  SFAS 148 requires that the fair value method of accounting for stock-based employee compensation be prominently disclosed in both the annual and interim financial statements.  See Note 8.  SFAS 148 also amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.

Critical Accounting Policies

Revenue Recognition

Our revenue recognition policy is in compliance with Staff Accounting Bulletin 101, “Revenue Recognition.”  We recognize the majority of revenues upon shipment for product sales to all customers, including distributors, with provisions for estimated returns and allowances recorded at the time of shipment.  Certain customers have limited rights of returns and price protection programs.  We continuously monitor product returns and potential price adjustments and record a provision for these based on notification we receive of pending credits and historical experience.  While such credits have historically been within our expectations and the provisions established, we do not guarantee that we will continue to experience the same credit rates that we have in the past.  If the historical data and estimates we used to calculate these provisions do not properly reflect future activity, our net sales, gross profit, net income and earnings per share could be impacted.

Certain of our customers’ contracts contain substantive acceptance provisions.  In such circumstances, we recognize revenue in accordance with specific contract acceptance provisions, in most instances upon customer inspection or upon delivery of proof of conformance to customer specifications.  We do not recognize revenue unless the contractual terms and conditions provide evidence that an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and performance of services has occurred.

We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Inventories

We state inventories at the lower of cost (principally first-in, first-out) or market.  We review inventories for excess and obsolescence based upon demand forecasts within a specific time horizon, and establish reserves accordingly.

Long-Lived Assets

Long-lived assets are net property, plant and equipment and intangible assets.  We test long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Such events and circumstances include, but are not limited to:

•                                          A significant change in business strategy or in the extent or manner for which the asset is being used or in its physical condition;

•                                          A significant negative change in the business climate, industry conditions, economic conditions or market value of an asset; and

•                                          Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

We evaluate the recoverability of long-lived assets based on the expected undiscounted cash flows for their asset group as determined in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, without regard to taxes.  Impairments, if any, are recognized based upon the fair value of the assets.  Fair value is based upon a discounted cash flow analysis.  We use the undiscounted cash flows and apply an appropriate discount rate, in most instances between 18 and 21 percent, which is representative of the discount rate we use when evaluating potential acquisitions.

In developing our cash flow projections, we use revenue and cost assumptions based on current levels adjusted for anticipated future market conditions.  If these market conditions do not materialize, our cash flow forecasts could be materially impacted.

Goodwill and Acquisition-Related Intangible Assets

We classify the difference between the purchase price and the fair value of net assets acquired at the date of acquisition as goodwill.   We classify intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.  Depending on the nature of the assets acquired, the amortization period may range from 4 to 12 years for those acquisition-related intangible assets subject to amortization.  We evaluate the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year.  In evaluating goodwill and intangible assets not subject to amortization, we compare the total carrying value of goodwill and intangible assets not subject to amortization to our fair value as determined by our market capitalization.  In evaluating intangible assets subject to amortization, we assess the carrying value of each intangible asset in accordance with SFAS 144.

Derivative Financial Instruments

Our accounting policies for derivative financial instruments are based on our criteria for designation as hedging transactions, either as cash flow or fair value hedges as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133”. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction.  A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment.  The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction.  We recognize gains and losses on derivatives that are not designated as hedges for accounting purposes currently in earnings.  These gains and losses generally offset changes in the values of hedged assets, liabilities or debt.

For currency forward contracts, we measure the effectiveness of the hedge using forward rates to value the forward contract and the forward value of the underlying hedged transaction.  For interest rate swaps, we measure the effectiveness using regression analysis, which offsets the change in fair value of the long-term debt with the change in fair value of the interest rate swap.

We recognize in current period’s interest and other income and expense, depending on the nature of the underlying asset or liability, the ineffective portions of the hedge, as well as, the amounts not included in the assessment of effectiveness.  If we were to determine that the original hedged transaction probably will not occur as anticipated, and a cash flow hedge is to be discontinued, we would reclassify the unrealized gains or losses into earnings.  We would recognize subsequent gains or losses on the related derivative instrument in income in each period until the instrument matures, is terminated or is sold.

Stock-Based Compensation

We account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS 123”, we disclose the pro forma effects of recording stock-based employee compensation plans at fair value on “net income” and “net income per common share – basic and diluted” as if the compensation expense was recorded in the financial statements.  Had we recorded the compensation expense, “net income” and “net income per common share – basic and diluted”, as compared to the actual reported amounts, would approximate the following (in thousands except per share data):

	Three Months Ended
	March 31, 2003	March 31, 2002

Net income, as reported	$7,451	$12,207
Less total stock-based employee compensation expense determined under fair value based method for all awards	(16,051)	(8,639)
Pro forma net income (loss)	$(8,600)	$3,568

Net income per common share–basic, as reported	$0.12	$0.19
Net income (loss) per common share–basic, pro forma	$(0.13)	$0.06

Net income per common share–diluted, as reported	$0.11	$0.19
Net income (loss) per common share–diluted, pro forma	$(0.13)	$0.06

	Nine Months Ended
	March 31, 2003	March 31, 2002
Net income (loss), as reported	$(102,876)	$32,580
Less total stock-based employee compensation expense determined under fair value based method for all awards	(47,019)	(25,916)
Pro forma net income (loss)	$(149,895)	$6,664

Net income (loss) per common share–basic, as reported	$(1.61)	$0.51
Net income (loss) per common share–basic, pro forma	$(2.35)	$0.11

Net income (loss) per common share–diluted, as reported	$(1.61)	$0.50
Net income (loss) per common share–diluted, pro forma	$(2.35)	$0.10

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q Report contains some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof.  Such forward-looking materials are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry.  If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be underutilized, capital spending might be slowed, and our performance might be negatively impacted. Additional factors that could affect actual results include greater than expected costs of implementing our restructuring plans; changes in assumptions or events that adversely affect the timing and realization of anticipated cost savings from restructuring plans and the amount of anticipated changes; the failure of market demand to materialize as anticipated; the effectiveness of cost controls and cost reductions; the ability to initiate manufacturing changes without disruption of current operations; pricing pressures; litigation and other unexpected costs associated with cost-reduction efforts, including reductions in force and the transfer and consolidation of product lines and equipment (including, without limitation, those associated with our restructuring initiatives); the accuracy of customers’ forecasts; product claims, returns and recalls; introduction, acceptance, availability and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications (including, without limitation, those associated with our restructuring initiatives); company and market impact due to the cancellation or delays in customer and/or industry programs or orders; unfavorable changes in industry and competitive conditions; economic conditions in the our markets around the world and the timing of changes in market conditions; our mix of product shipments; the success of working capital management programs; failure of suppliers and subcontractors to meet their delivery commitments; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade, and export regulations and policies; the actual results of any outstanding patent and other litigation; and other uncertainties disclosed in our filings with the Securities and Exchange Commission, including, without limitation, our S-3 filing of October 16, 2000 and our most recent report on Form 10-K.  Additionally, to the foregoing factors should be added the financial and other ramifications of terrorist actions.

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

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At March 31, 2003, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  An adverse change of as much as 10 percent in the London InterBank Offered Rate (“LIBOR”) or approximately 20 basis points would have had an annualized favorable impact of approximately $0.1 million and $0.5 million on our interest rate swap with JP Morgan Chase Bank.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.4 million, and a decrease of ten percent in interest rates would have had an adverse impact of $0.4 million, on our net interest income (expense) for the three and nine months ended March 31, 2003.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify the interest characteristic of our outstanding convertible debt (the “Debt”). (See Notes 4 and 7.)  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  The variable interest rate we have paid since the inception of the swap has averaged 1.8%, compared to a coupon of 4.25% on the Debt.  During the three and nine months ended March 31, 2003, this arrangement reduced interest expense by $2.9 million and $7.5 million, respectively.

Accounted for as a fair value hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we use a regression analysis.  To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discount the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt must be considered in assessing the effectiveness of the hedging relationship.  For those years that are projected to include at least a portion of redemption of the convertible debentures, we employ a valuation model known as a Monte Carlo simulation.  This simulation allows us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  The market value of the Transaction of $27.7 million and $6.9 million at March 31, 2003 and June 30, 2002, respectively, was included in other long-term assets.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at March 31, 2003 and June 30, 2002 was $2.3 million and $4.5 million, respectively, and was included in other assets.  Interest expense was increased by mark-to-market gains (losses) of $0.1 million and ($2.1) million, for the three and nine months ended March 31, 2003, respectively.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have yen-based revenues without the yen-based manufacturing costs.  We have established a foreign-currency hedging program using foreign exchange forward contracts, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements.  We considered an adverse near-term change in exchange rates of ten percent for Asian and European currencies, which we have exposure.  Such an adverse change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the three and nine months ended March 31, 2003.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At March 31, 2003, 12 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The market value of the forward contract was $8.0 million and $3.6 million at March 31, 2003 and June 30, 2002, respectively.  Mark-to-market gains (losses) included in other comprehensive income, net of tax, were $0.7 million and ($0.2) million, net of tax, for the three months ended March 31, 2003 and 2002, respectively, and $5.0 million and $9.2 million, net of tax for the nine months ended March 31, 2003 and 2002, respectively.  Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $18.2 million and $27.0 million in notional amounts of forward contracts not designated as hedges at March 31, 2003 and June 30, 2002, respectively.  Net unrealized and realized exchange gains (losses) recognized in earnings were

($0.4) million and ($1.0) million for the three and nine months ended March 31, 2003, respectively, and $0.3 million and ($0.1) million for the three and nine months ended March 31, 2002, respectively.

Net realized and unrealized foreign-currency transaction gains (losses) included in earnings were less than $1.0 million for the three and nine months ended March 31, 2003 and 2002.

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

PART II.                                                OTHER INFORMATION

ITEM 6.                                                     Exhibits and Reports on Form 8-K

The following report on Form 8-K was filed during the period covered by this report:

(i)                                     On February 7, 2003, the Company filed a report on Form 8-K with the Securities and Exchange Commission regarding the amendment of its securities trading policy to permit its employees, officers and directors to engage in pre-determined plans for trades on a regular basis over a period of time of specified amounts of company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION
Registrant

May 14, 2003	MICHAEL P. MCGEE
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

Date: May 14, 2003	/s/ ALEXANDER LIDOW
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

Date: May 14, 2003	/s/ MICHAEL P. MCGEE
Michael P. McGee
Executive Vice President and Chief Financial Officer