Form 10-K
period 2003-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2003-10-06
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2003

or

☐ Transition report pursuant to section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from                         to
Commission file number 1-7935

INTERNATIONAL RECTIFIER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1528961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Kansas Street
El Segundo, CA 90245
(Address of principal executive offices) (zip code)
Registrant's telephone number, including area code: (310) 726-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1	The New York Stock Exchange Pacific Exchange

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    X    No

        The aggregate market value of the registrant's voting Common Stock held by non-affiliates as of the last day of the registrant's most recently completed second fiscal quarter was $1,211,374,657 (computed using the closing price of a share of Common Stock on December 27, 2002 reported by New York Stock Exchange).

        There were 64,589,534 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 26, 2003.

        Portions of the registrant's definitive proxy statement for the annual meeting of stockholders scheduled to be held on November 24, 2003, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 2003, are incorporated by reference in Part III of this Annual Report on Form 10-K.

        This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include comments regarding the intent, belief or current expectations of the company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results."

PART I

Item 1. Business

Introduction

        We are a leading designer, manufacturer and marketer of power management products and the leading worldwide supplier of a type of power semiconductor called a MOSFET (a metal oxide semiconductor field effect transistor). Power semiconductors process electricity into a form more usable by electrical products. The technology advancements of power semiconductors increase system efficiency, allow more compact end products, improve features and functionality and extend battery life. Our products are used in a range of end-markets, including information technology, automotive, consumer electronics, aerospace/defense and industrial.

        International Rectifier Corporation ("IR®") uses its technology, comprehensive experience in power management, and low-cost manufacturing platforms to offer what we believe is one of the industry's most advanced and competitive lines of power management products. Our products are divided among three broad product categories:

  •
  Analog Integrated Circuits and Advanced Circuit Devices. Our Analog Integrated Circuits, or Analog ICs, are semiconductors that integrate logic and power management functions on the same chip to optimize system performance. Advanced Circuit Devices are chipsets, multichip modules and advanced-performance discrete devices that generally address power management requirements in demanding applications. These products are value-added or are provided under reduced competition due to their technological content or our customer relationship. Our Analog ICs and Advanced Circuit Devices provide application-specific power management solutions for computers, servers and routers, consumer electronics, automotive systems, home appliances and other motor-control appliances, aircraft and satellites, defense electronic systems, video game consoles, and wireless and wireline communication devices.

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

Industry Overview

        Power semiconductors convert power from an electrical outlet, a battery or an alternator running off an internal combustion engine into more efficient and useful power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater its need for specially-formatted, finely-regulated power. The need for power semiconductor technology rises with the increasing complexity of electronic products and the proliferation of electronic features in information technology, automotive, consumer electronics, defense/aerospace and industrial products. Within the power semiconductor market, MOSFETs and IGBTs are important components in power management. Based on statistics published by the Semiconductor Industry Association, industry-wide revenues from sales of power MOSFETs and IGBTs were $3.8 billion in calendar 2002 and are forecasted to total approximately $4.4 billion in calendar 2003. The semiconductor industry is attempting to recover from a significant downturn over the past couple of years. Although overall economic conditions continue to be somewhat uncertain and difficult to predict, we have seen market conditions in the semiconductor industry gradually improve from a year ago.

        Historically, demand for power semiconductors has displayed cyclical characteristics. Current demand is driven largely by the following:

  •
  Increased Speed and Functionality in Information Technology ("IT").  Product development roadmaps for the IT industry call for continued increases in speed and functionality and improvements in computers, servers, consumer electronics and a variety of leading-edge electronic devices and equipment. The need for greater processing power drives up current levels and operating frequencies, and each new generation of IT relies more heavily on, and places a higher value on, efficient, precise power management technology.

  •
  Applications in Automotive Electronics and Motor Controls.  In the automotive market, the proliferation of power features and high-end electronics for entertainment, communications, navigation and diagnostics increases the load on the engine, reduces fuel efficiency and strains the capacity of 12V electrical systems. The need to meet conflicting demands for more features and less gas consumption is prompting a fundamental re-design of automotive electrical systems. That re-design is shaped in part by advancements in power management technology.

  •
  Demand for Energy-Efficient Motor Controls.  Worldwide demand for household appliances and industrial motors continues to rise. Whether the end product will be sold to customers in a developing nation with a modest energy budget or an industrialized nation with stringent environmental standards, advanced power management technology provides products to fulfill the need for energy-efficient motor control.

  •
  Defense/Aerospace Demand for Advanced Power Management Technology.  In the defense/aerospace industry, power management technology is critical to meeting the rigorous space, weight and reliability requirements of highly-demanding applications. A renewed commitment to security drives demand in this sector for advanced power management technology. In addition, aircraft designs are converting from hydraulic control systems to electronic control systems. Aerospace systems designers are constantly striving for higher efficiency power conversion solutions.

Strategy

        We pioneered a core power management technology. We build on our industry leadership in components to develop certain key products based on our proprietary technology. What we categorize as our proprietary products form an increasing proportion of our business, and we believe improve our growth and profit potentials. Our proprietary products refer to our Analog ICs, Advanced Circuit Devices and Power Systems. We include in our reference to proprietary products those products that are value-added or are provided under reduced competition due to their technological content or our customer relationship.

        We focus on market sectors where our advancements can provide enabling technology in targeted applications for better, more competitive products: information technology, automotive, defense/aerospace, energy-efficient appliances and motor-driven equipment. We implement our strategy through the following initiatives:

Focus on Adding Value in High Growth Markets.    We focus all of our efforts on power management products and believe that this focus has helped IR to develop the most advanced products for these markets. For example, our Analog ICs are used in power management for portable electronics, next-generation plasma HDTV displays and Intel's and Advanced Micro Devices' most advanced microprocessors. In Power Systems, we are working with major automotive suppliers in designing next generation systems to replace traditional hydraulic and belt-driven applications with more cost-effective electronic systems that improve performance and fuel efficiency. We are also targeting a wide range of applications that have not historically utilized power management technologies, including refrigerators, washing machines, air conditioners and other appliances from such market leaders as Sanyo, Maytag, GE and Miele.

Leverage Our Leading Edge Technology.    Our leading edge technology enables us to set performance and architecture standards for power electronics in targeted applications. Our research and development program focuses on Analog ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET® power MOSFET and IGBT product lines. Over the three years ended June 30, 2003, we spent approximately $218.3 million on research and development. Our long-term investment in research and development has resulted in a broad worldwide patent portfolio, consisting of 479 issued patents and 609 patent applications pending, of which approximately 112 are provisional applications (see "Intellectual Property"). We believe our technology leadership and product innovation will be a source of product growth in the fastest growing sectors of the power semiconductor industry. In fiscal 2003, 2002 and 2001, licenses under our patents generated approximately $42.0 million, $47.6 million and $51.1 million, respectively, in royalties. The continuation of such royalties is subject to a number of risks (see "Item 7, Management's Discussion and Analysis of Financial Condition—Factors that May Affect Future Results—Our ongoing protection and reliance on intellectual property assets expose us to material risks").

Capitalize on Relationships with Market Leaders.    Many industry leaders look to IR for products and programs that address their most challenging power management needs. These relationships put us at the forefront of developing products for new trends in the marketplace. We offer high quality customer service with comprehensive sales and engineering support, including Internet service applications, electronic order entry and just-in-time delivery. Our market leading customers include Bosch, Cisco, DaimlerChrysler, Danfoss, Dell, Emerson, IBM, Intel, Lockheed-Martin, Maytag, Motorola, Nortel, Northrop-Grumman, Philips, Raytheon, Sanyo and Visteon.

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

Capitalize on Low Cost Manufacturing.    We fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe that our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, Mexico, the United Kingdom, Germany, Italy, India and China. We also use third-party foundries and assemblers to supplement our internal manufacturing in a manner to provide capacity flexibility and efficiency.

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

        Advanced Circuit Devices are chipsets, multichip modules and advanced performance discrete devices that address power management requirements in demanding applications. These products are value-added or are provided under reduced competition due to their technological content or our customer relationship.

        Increased complexity in computers, routers, servers and other devices require increased levels of power and more effective heat dissipation, making power management one of the most critical tasks. IT applications are trending to lower voltages and higher current levels, which require greater efficiency and more complex power management to meet speed and performance demands. Advanced consumer electronics such as PDP televisions and game consoles also require more efficient and complex power management. We continue to invest aggressively in Analog IC technology and key trench, planar and other process technologies. These investments have resulted in what we believe are the most efficient Analog ICs and Advance Circuit Devices. Among other attributes, we believe these product offerings set the industry standard for performance and cost-efficiency in high-volume consumer electronics applications.

  Power Systems

        Power Systems combine power semiconductors with other power management components in specialized modules that improve power efficiency and simplify circuit design. We focus our Power Systems on automotive electronics and motor control. Our products provide a cost-effective alternative to custom analog designs.

        The proliferation of power features in automobiles and tougher standards for safety, fuel economy and emissions, are driving the adoption of more complex power electronics. Our Power Systems can help reconcile conflicting demands for more power features and better fuel mileage by replacing traditional hydraulic and belt-driven applications with electronic systems. In addition, electrically operated automotive systems improve reliability and maintenance. Our Power Systems are designed into integrated starter/alternator motors, electronic power steering systems, fuel and water pumps and fan controls.

        Motors consume approximately half of the world's electricity. New variable-speed motors equipped with Power Systems increase energy efficiency and performance in a wide range of household, commercial and industrial applications. For example, most refrigerator motors can operate only at full speed, but a variable-speed motor can run at the lowest speed needed to maintain the required temperature. Our Power Systems designed for variable-speed motors reduce electricity consumption, simplify product design, improve product performance and reduce overall costs. Also, we have achieved multiple sole-source design wins from leading worldwide manufacturers in high-end washers, refrigerators and other energy-efficient appliances. In July 2003, we announced an agreement to form a joint venture with the Semiconductor Division of Sanyo Electric Company. The joint venture, named IR-SA Integrated Technologies Co., will focus on electronic motion control solutions in the appliance and light industrial markets. The joint venture brings together IR's mixed signal IC and discrete expertise and Sanyo's packaging expertise to pursue those markets.

  Power Components

Switching Products.    Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to supply power in a form that can be formatted to the specific requirements of a circuit.

        Through our HEXFET® product line, we believe that we are the market leader in power MOSFETs. Our emphasis on quality control and reliability has helped us maintain market acceptance and brand recognition of our HEXFET® line of products. We pioneered the fundamental planar technology that set the industry standard for power MOSFETs.

        MOSFETs are critical in a wide variety of electric products. Communications applications include cellular phones, telephone networks and modems. Computer and peripheral applications include power supplies, disk drives and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics applications include home entertainment, video cameras, household appliances and power tools. Automobile applications include anti-lock braking systems, fuel injection systems, power accessories and air bags. Industrial applications include automated production equipment, instrumentation and test equipment. Defense/aerospace applications include communications satellites and satellite command-and-control systems.

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

        We have manufacturing and/or assembly facilities in California, Massachusetts, Mexico, the United Kingdom, Germany, Italy, India and China. In addition, we have equipment at, or manufacturing supply agreements with subcontractors located in the Philippines, Thailand, Taiwan, Malaysia, the Czech Republic, Germany and the United States.

        Our most advanced wafer fabrication facility, located in Newport, Wales (United Kingdom), provides wafer fabrication capacity for mixed-signal and analog processes. We have a MOSFET wafer fabrication facility in Temecula, California, and a high-voltage Analog IC wafer fabrication facility in El Segundo, California. Assembly operations for products used in defense/aerospace applications are located in Leominster, Massachusetts and Santa Clara, California. We manufacture substantially all of our Schottky diodes, high-power rectifiers and thyristors at our Turin, Italy facility. Plants that assemble power MOSFETs and other products are located overseas in facilities we own or in subcontracted facilities. Our high-volume assembly lines for power MOSFETs, IGBTs and diodes are located in our facility in Mexico. We utilize production facilities in Penllergaer, Wales and Krefeld, Germany, to manufacture and assemble automotive power systems. In a duty-free zone in India, we have an assembly facility for rectifiers and thyristors.

        During the second quarter of fiscal 2003, we announced certain restructuring initiatives. Our goal was to position the Company to better fit market conditions, de-emphasize our commodity business and accelerate the move to our proprietary products. The restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. We also planned to lower overhead costs across our support organizations. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Marketing, Sales and Distribution

        We market our products through direct sales staff, representatives and distributors. In fiscal 2003 we added a complement of field application engineers and technical sales support staff to better serve the needs of our customers for IR's proprietary products. We believe the depth of our power management product line enhances our competitive position in the overall power semiconductor market.

        In fiscal 2003, our product sales by region, based on the location of the customer, were approximately 32 percent from North America, 23 percent from Europe and 45 percent from Asia, which includes Japan and Asia Pacific. Our domestic direct sales force is organized into five regional sales zones. In Europe, our products are sold through our own sales force as well as through independent sales agents and distributors. Our European sales and representative offices are in the United Kingdom, Sweden, Finland, Denmark, Spain, France, Italy, Germany, Switzerland, Russia, the Czech Republic and Hungary. In Asia, we have sales representative or liaison offices in India, Japan, Singapore, China, Hong Kong, South Korea, Taiwan and the Philippines. We also have sales representative or liaison offices in Mexico, Australia and New Zealand.

        For financial information about the results for our geographic areas for each of the last three fiscal years, refer to "Notes to the Consolidated Financial Statements ("Note") 8, Geographic Information and Foreign Operations."

        Because many applications require products from several product groups, we have organized our product development and marketing efforts by sector and application, rather than product type. In addition, our staff of application engineers provides customers with technical advice and support regarding the use of our products.

Customers

        Our devices are incorporated in subsystems and end products manufactured by other companies. No single OEM customer accounted for more than ten percent of our revenue for the fiscal year ended June 30, 2003. Approximately 31 percent of our revenue in fiscal 2003 came from sales of our products to distributors. The following table lists some of our major customers by end-market for fiscal 2003:

End Markets	Customers
Information Technology (Communications)	Alcatel, Astec, Artesyn Technologies, Cisco, Delta, Lucent, Motorola, Nortel and Power-One
Information Technology (Computing)	Apple, Dell, Fujitsu, HPQ, IBM, Intel, NEC and Sony
Automotive	Bosch, Daimler-Chrysler, Delphi, Nagares, SiemensVDO, Temic, TRW, Valeo and Visteon
Consumer Electronics	Fujitsu, Matsushita, Maytag, Miele, Philips, Samsung, Sanyo and Sony
Defense/Aerospace	BAE, Boeing, Honeywell, Lockheed-Martin, Northrop-Grumman, Raytheon and Tyco
Industrial	Advanced Energy, American Power Conversion, Danfoss, ELA Medical, Emerson, ITW, Lincoln, Schneider and ZAPI
Distributors and Contract Manufacturers (based on revenues for fiscal 2003)
Distributors	Arrow Electronics, Avnet, Future Electronics, Lintek, Weikeng and Zenitron
Contract Manufacturers	Celestica, Flextronics, Jabil, Sanmina-SCI and Solectron

Backlog

        As of June 30, 2003, our backlog of orders was $326.9 million compared to $277.6 million as of June 30, 2002. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following twelve months. Increasingly, major customers are operating their businesses with shorter lead-times and are placing their orders at shorter intervals, which tend to reduce backlog relative to future revenue. The increase in backlog at June 30, 2003 is largely attributable to our acquisition of TechnoFusion GmbH in 2002, the success with our proprietary products, and the recent upturn in the semiconductor industry. Given adequate notice, we usually allow customers to cancel purchase orders without penalty. The amount of backlog to be shipped during any period is dependent on various factors and can vary significantly from month to month. Accordingly, backlog is not necessarily indicative of sales for any future period.

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

        In fiscal 2003, 2002 and 2001, we spent approximately $78.9 million, $69.8 million and $69.6 million, respectively, on research and development activities.

        Our design centers are located throughout the world, including the United States, Canada, the United Kingdom, Italy, France, Germany and Singapore. During fiscal 2003, we achieved performance enhancements and cost reductions across our product line. Most notably, our new product introductions for fiscal 2003 included: a) the new xPhase analog IC architecture for high-end computing and communication systems that require scalable multi-phase DC-DC converters, b) expansion of our proprietary DirectFET line of double density MOSFETs for servers, notebooks, networking and communications markets, c) our iMOTION integrated design platform that simplifies the use of energy-efficient variable speed motors in appliance and light industrial applications, d) the industry's first radiation-hardened Power MOSFET with logic level threshold voltage to provide direct interface between microprocessors and other low voltage control circuitry requiring higher voltages or currents, and e) our Z-series of DC/DC converters for satellite and aerospace applications which incorporate synchronous rectification and address low output voltage requirements.

Intellectual Property

        We have made significant investments in developing and protecting our intellectual property. Through successful enforcement of our patents, we have entered into more than 20 license agreements, generated royalty income, and received substantial payments in settlement of litigation. We have 273 issued U.S. patents and 288 U.S. patent applications pending (including approximately 112 provisional applications). Our power MOSFET patents expire between 2003 and 2010, with the broadest remaining in effect until 2007 and 2008. In addition, IR has 206 issued foreign patents and 321 foreign patent applications pending in a number of countries (including applications filed under treaty). We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademark HEXFET®. We believe that our intellectual property contributes to our competitive advantage.

        We are committed to enforcing our patent rights, including through litigation, if necessary. Consistent with this policy, we have filed suits against Hitachi Ltd. and affiliated companies in January 2002 and IXYS Corporation in June 2000 charging infringement of several of our MOSFET patents (see Note 13, "Litigation"). Our broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office. We currently have license agreements with the majority of power MOSFET manufacturers in the United States and abroad. In fiscal 2003, 2002 and 2001, we derived $42.0 million, $47.6 million and $51.1 million of royalty revenues from license agreements, respectively. Our royalty income stream is dependent on the continued enforceability and validity of our patents, the ability of our competitors to design around our MOSFET technology or develop competing technologies, and general market conditions. The continuation of such royalties is subject to a number of risks (see "Item 7, Management's Discussion and Analysis of Financial Condition—Factors that May Affect Future Results—Our ongoing protection and reliance on our intellectual property assets expose us to material risks").

Competition

        We encounter differing degrees of competition for our various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes and product design changes. Several of our competitors are larger companies with greater financial resources. We believe that we are distinguished from our competitors by our comprehensive line of power management products and ability to combine these products into compact, cost-effective packages and system-level solutions. Our products compete with products manufactured by others on the basis of enabling capability, performance, reliability, quality, price, delivery time to customer and service (including technical advice and support). Our major competitors in Analog ICs and Advanced Circuit Devices include Analog Devices, Intersil, Linear Technology, Maxim Integrated Products, Semtech and Texas Instruments. Our major competitors in Power Components include Fairchild Semiconductor, Hitachi, Infineon Technologies, Mitsubishi, NEC, ON Semiconductor, Phillips, STMicroelectronics, Toshiba and Vishay-Siliconix. Among typical industry competitors, our Power Systems products often compete with our customers as they decide whether to manufacture such products internally.

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

        We received a letter in June 2001 from a law firm representing UDT Sensors, Inc. relating to environmental contamination (chlorinated solvents such as trichlorethene) assertedly found in UDT's properties in Hawthorne, California. The letter alleges that we operated a manufacturing business at that location in the 1970's and/or 1980's and that we may have liability in connection with the claimed contamination. We have made no accrual for any potential losses since there has been no assertion of specific facts on which to form the basis for determination of liability.

Employees

        As of June 30, 2003, we employed approximately 5,500 people, of whom approximately 3,600 were employed in North America, 1,200 in Europe and 700 in Asia Pacific and Japan. The only collective bargaining agreements to which we are subject apply to our employees in Italy. We have approximately 400 employees in Italy. We consider our relations with our employees to be good.

Available Information

        We file, with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished. These reports may be accessed at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about us. The SEC's Internet address is http://www.sec.gov.

        Our Internet address is http://www.irf.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

        Our operations occupy a total of approximately 1.6 million square feet, of which approximately 0.7 million square feet are located within the United States. Of the worldwide total, approximately 0.4 million square feet are leased and the remaining is owned by us.

        Our leases expire between 2003 and 2011. If we are unable to renew these leases upon expiration, we believe that we could find other suitable premises without any material adverse impact on our operations. Our major facilities are in the following locations:

	Total Square Feet
Facility
	Owned	Leased	Expiration of Lease
Temecula, California (U.S.A)	331,000	—
El Segundo, California (U.S.A)	113,000	158,000	May 31, 2004 to May 31, 2011
Santa Clara, California (U.S.A)	—	50,000	August 31, 2003 to June 30, 2004
Leominster, Massachusetts (U.S.A)	68,000	10,000	March 31, 2004
Tijuana, Mexico	192,000	—	—
Oxted, England (U.K.)	52,000	19,000	June 24, 2010
Swansea, Wales (U.K.)	86,000	—
Newport, Wales (U.K.)	171,000
Turin, Italy	191,000	24,000	March 31, 2006 to November 30, 2007
Krefeld, Germany	—	94,000	April 30, 2007
Xian, China		24,000	September 30, 2003
Mumbai, India	—	10,000	June 30, 2005 to January 26, 2008

        We believe that these facilities are adequate for our current and anticipated near-term operating needs. At fiscal year ended June 30, 2003, we operated at approximately 82 percent of our worldwide manufacturing capacity.

        We have sales or technical support offices located throughout the United States, Mexico, Canada, the United Kingdom, Spain, France, Italy, Germany, Switzerland, Sweden, Denmark, Finland, Russia,

Hungary, the Czech Republic, China, Hong Kong, Taiwan, Japan, South Korea, India, Singapore, the Philippines, Australia and New Zealand.

Item 3. Legal Proceedings

        We and certain of our directors and officers were named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits sought unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of our common stock completed in April 1991 and the redemption and conversion in June 1991 of our 9 Percent Convertible Subordinated Debentures due 2010. They also alleged that our projections for growth in fiscal 1992 were materially misleading. In June 2003, the court approved a settlement and dismissal of all actions, without any payment by us or any of the defendants.

        In June 2000, we filed suit in Federal District Court in Los Angeles, California, against IXYS Corporation, alleging infringement of our key U.S. patents 4,959,699, 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2002, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS "and all persons in active concert or participation with them who receive actual notice" of the injunction from "making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by" IR's U.S. patents 4,959,699, 5,008,725 and/or 5,130,767. In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In the Federal District Court, in August 2002, following trial on damages issues, the jury awarded us $9.1 million in compensatory damages. In October 2002, the Federal District Court trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney's fees for a total monetary judgment of $29.5 million. IXYS has appealed to the Court of Appeals, which has issued a temporary stay of the judgment pending review of the merits. Oral argument on the merits took place before the Court in July 2003 and a ruling has not yet been issued. In January 2002, IXYS filed suit in the Federal Northern District of California alleging infringement of its U.S. patents 4,636,580, 4,670,771, 4,970,576, 4,483,810 and 4,505,418. In the latter suit, the court dismissed all of IXYS's claims, pursuant to a stipulation of the parties.

        IXYS has appealed the $29.5 million judgment, and the ultimate outcome is contingent on the Court of Appeals' ruling. Accordingly, we have not included any amounts related to the judgment in the current fiscal year's income as such amount represents a contingent gain per Statement of Financial Accounting Standards ("SFAS") No. 5.

        In January 2002, we filed suit in the Federal District Court in Los Angeles, California, against Hitachi, Ltd. and affiliated companies alleging infringement of certain of IR's U.S. patents. We amended our complaint in October 2002, alleging infringement of certain other of IR's patents. The suit sought damages and such other relief as is customary in such matters. Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse. At our request, the District Court issued a preliminary injunction against certain infringing acts and, as a result of further action by the Court of Appeals for the Federal Circuit, since August 2, 2002, the Hitachi defendants have been enjoined from making, using, offering for sale or selling in, or importing into, the United States, certain Hitachi planar power MOSFETs. We have recently added Renesas Technology Corp (and its U.S. affiliate) to such suit as additional parties defendant. Renesas Technology Corp is a joint venture comprised of Hitachi (55 percent) and Mitsubishi Electric Corporation (45 percent). Trial in the case is scheduled for October 2003 but will likely be postponed to a later date until after a ruling has been rendered by the Court of Appeals on the injunction. Oral argument on the merits took place before the Court in July 2003, and a ruling has not yet been issued. Hitachi filed suit against us in the

Federal Northern District of California in April 2002 on its U.S. patent 5,101,244. The latter suit was transferred to, and has been consolidated with our suit pending in the Central District of California. The Court in July 2003 granted our motion for summary judgment of non-infringement of the Hitachi patent. IR and Hitachi have filed suit against each other in Tokyo, Japan, District Court alleging infringement of certain of their respective Japanese patents. The parties seek an injunction in these Japanese actions.

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

        The executive officers of IR are:

Eric Lidow	90	Chairman of the Board
Alexander Lidow	48	Chief Executive Officer
Robert J. Mueller	74	Executive Vice President, External Affairs
Michael P. McGee	44	Executive Vice President and Chief Financial Officer
Robert Grant	40	Executive Vice President, Global Sales and Corporate Marketing
Walter Lifsey	45	Executive Vice President, Operations
Donald R. Dancer	52	Vice President, General Counsel and Secretary

        Eric Lidow, the founder of the Company, has been a director since our inception in 1947 and was Chief Executive Officer until March 1995. Mr. Lidow continues as Chairman of the Board.

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

        Michael P. McGee joined us in 1990. He became Vice President and Chief Financial Officer in 1993. In November 1998, Mr. McGee was elected Executive Vice President. As of June 30, 2003, he was also Chairman of Nihon Inter Electronics Corporation, a publicly-held Japanese corporation.

        Robert Grant joined the Company in 1992 as Director, Worldwide Customer Operations. In October 1998, Mr. Grant became Senior Vice President, Customer Service and Sales Systems, and in October 1999 became Senior Vice President, Marketing Communications and eCommerce. In July 2000, Mr. Grant was elected Executive Vice President. He was promoted to Executive Vice President, Global Sales and Corporate Marketing in November 2001.

        Walter Lifsey has been employed by us since 1999. His most recent assignment was as Senior Vice President, Corporate Development before being appointed Executive Vice President, Operations in April 2002. Prior to joining IR, he held senior management positions at AMP, Inc. and TRW Inc.

        Donald R. Dancer joined IR in August 2002. He most recently was General Counsel for GE Industrial Systems Solutions and served 22 years in various senior legal positions with the General Electric Company.

PART II

Item 5. Market for the Registrants' Common Equity and Related Stockholders Matters

Price Range of Common Stock
(Closing Prices in Dollars)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal Year
	High	Low	High	Low	High	Low	High	Low
2003	28.36	15.33	25.69	11.12	23.26	18.46	28.53	17.09
2002	39.00	26.25	40.00	24.75	46.50	33.69	49.69	26.19
2001	65 5/8	45 13/16	51 3/4	28	54 64/79	28 22/25	67 39/50	34

        Our common stock is traded on The New York Stock Exchange and the Pacific Exchange under the symbol "IRF." There were approximately 1,917 holders of record of our common stock as of September 26, 2003. No dividends were declared or paid in any of the referenced years.

        The quoted market prices are as reported on the New York Stock Exchange Composite. Stockholders are urged to obtain current market quotations for the common stock.

Item 6. Selected Financial Data

        The selected consolidated financial data as of June 30, 2003 and 2002 and for the fiscal years ended June 30, 2003, 2002 and 2001 are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes beginning on page 34. The selected consolidated financial data as of June 30, 2001, 2000 and 1999, and for the fiscal years ended June 30, 2000 and 1999 are derived from our audited consolidated financial statements which are not included in this document.

	Fiscal Years Ended June 30,
	2003	2002	2001	2000	1999
Statement of Operations Data (1) (In thousands except per share data)
Revenues	$864,443	$720,229	$978,585	$753,327	$545,371
Cost of sales	576,633	463,370	622,394	485,240	393,379

Gross profit (2)	287,810	256,859	356,191	268,087	151,992
Selling and administrative expense	142,499	125,578	137,662	114,664	98,193
Research and development expense	78,904	69,775	69,648	47,180	40,512
Amortization of acquisition-related intangible assets	5,364	4,110	5,996	255	—
Impairment of assets, restructuring, severance and other charges	187,890	—	47,992	—	24,520
Other (income) expense, net	22	(1,916)	(1,765)	(1,564)	(53,509)
Interest (income) expense, net	(671)	(6,499)	(21,723)	12,640	11,120

Income (loss) before income taxes and cumulative effect of accounting change	(126,198)	65,811	118,381	94,912	31,156
Provision for (benefit from) income taxes	(36,559)	17,111	30,732	26,575	10,780

Income (loss) before cumulative effect of accounting change (3)	(89,639)	48,700	87,649	68,337	20,376
Cumulative effect of accounting change, net of income tax benefit of $5,431 (4)	—	—	—	—	(26,154)

Net income (loss)	$(89,639)	$48,700	$87,649	$68,337	$(5,778)

Net income (loss) per common share:
Basic:
Income (loss) before cumulative effect of accounting change (3)	$(1.40)	$0.77	$1.41	$1.25	$0.39
Cumulative effect of accounting change (4)	—	—	—	—	(0.50)

Net income (loss) per common share—basic	$(1.40)	$0.77	$1.41	$1.25	$(0.11)

Diluted:
Income (loss) before cumulative effect of accounting change (3)	$(1.40)	$0.75	$1.35	$1.19	$0.39
Cumulative effect of accounting change (4)	—	—	—	—	(0.50)

Net income (loss) per common share—diluted	$(1.40)	$0.75	$1.35	$1.19	$(0.11)

Average common shares outstanding—basic	63,982	63,390	62,215	54,803	51,612
Average common shares and potentially dilutive securities outstanding—diluted	63,982	65,271	64,800	57,662	51,612

	At June 30,
	2003	2002	2001	2000	1999
Balance Sheet Data (In thousands)
Cash and cash investments	$721,492	$671,312	$851,361	$254,336	$40,397
Working capital (5)	663,106	558,987	1,013,206	441,463	165,642
Total assets	1,821,852	1,813,182	1,746,462	1,025,970	709,085
Short-term debt	18,304	18,211	14,706	14,073	23,043
Long-term debt, less current maturities	579,379	566,841	552,751	4,589	158,418
Stockholders' equity	1,012,239	1,058,645	979,657	844,066	396,274
Cash Flows Data (In thousands) (1)
Cash provided by operating activities	$129,491	$43,353	$221,803	$96,620	$97,212
Cash used in investing activities (6)	(19,961)	(212,899)	(590,763)	(146,038)	(58,383)
Cash provided by (used in) financing activities (7)	2,635	14,201	569,401	214,302	(40,076)

(1)
Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

(2)
Gross profit includes charges of $6.0 million, $38.4 million and $2.5 million for inventory written down to net realizable value during fiscal years 2003, 2001 and 1999, respectively.

(3)
Income (loss) before cumulative effect of accounting change includes total pretax charges of $193.9 million, $86.4 million and $27.0 million for the fiscal years 2003, 2001 and 1999, respectively, which are comprised of the inventory write-downs outlined in (2) and $187.9 million, $48.0 million and $24.5 million in impairment of assets, restructuring, severance and relocation costs and other charges for the fiscal years 2003, 2001 and 1999, respectively.

(4)
Cumulative effect of accounting change reflects the adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities" which requires that previously deferred start-up and pre-operating costs be written off and subsequent costs be expensed as incurred. The cumulative effect of this change in accounting principle, net of income tax benefit of $5.4 million, was $26.2 million or $0.50 per basic and diluted share, and was recorded retroactively to the first quarter of 1999 as a one-time charge.

(5)
Working capital is defined as current assets less current liabilities.

(6)
Cash flows used in investing activities included acquisitions of certain business assets and businesses, net of cash of $169.6 million, $74.7 million and $28.5 million in fiscal 2002, 2001 and 2000, respectively; net sale (purchase) of cash investments of $60.1 million, $24.5 million, ($397.3) million, ($49.0) million and ($12.9) million of cash investments in fiscal 2003, 2002, 2001, 2000 and 1999, respectively; and capital expenditures of $71.7 million, $63.5 million, $98.6 million, $64.6 million and $71.6 million in fiscal 2003, 2002, 2001, 2000 and 1999, respectively.

(7)
Cash flows provided by financing activities in fiscal 2001 included the issuance of $550 million of 4.25 percent Convertible Subordinated Notes due 2007. Cash flows provided by financing activities in fiscal 2000 included the net proceeds from the issuance of 9,250,000 shares of common stock of $360.7 million, offset by $192.3 million of extinguishment of debt under the syndicated Credit Agreement with Banque Nationale de Paris.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-K. Except for historic information contained herein, the matters addressed in this Item 7 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Cautionary Statement for Purposes of the `Safe Harbor' Provision of Private Securities Litigation Reform Act of 1995", "Factors That May Affect Future Results" and elsewhere in this Annual Report on From 10-K, that could cause actual results to differ materially from those anticipated by the company's.

Results of Operations

        The following table sets forth certain items included in selected financial data as a percentage of revenues.

	Fiscal Years Ended June 30,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Cost of sales	66.7	64.3	63.6

Gross profit	33.3	35.7	36.4
Selling and administrative expense	16.5	17.4	14.1
Research and development expense	9.1	9.7	7.1
Amortization of acquisition-related intangible assets	0.6	0.6	0.6
Impairment of assets, restructuring, severance and other charges	21.7	—	4.9
Other income, net	0.0	(0.3)	(0.2)
Interest income, net	0.0	(0.9)	(2.2)

Income (loss) before income taxes	(14.6)	9.2	12.1
Provision for (benefit from) income taxes	(4.2)	2.4	3.1

Net income (loss)	(10.4)%	6.8%	9.0%

Fiscal 2003 Compared with Fiscal 2002

Revenues

        Revenues for fiscal 2003 were $864.4 million, versus $720.2 million in fiscal 2002. Fiscal 2003 revenues reflected the growth of what we categorize as our proprietary products and the upturn in the semiconductor industry. Royalties contributed $42.0 million to revenues, compared to $47.6 million in fiscal 2002. For the twelve months ended June 30, 2003, Semiconductor Industry Association data showed a 17 percent growth in semiconductor industry revenues for the business in which we operate, while IR's revenues increased by 20 percent during this period.

        Revenues from our proprietary products increased by 37 percent compared to the prior fiscal year. These revenues comprised 58 percent of product revenues for the fourth quarter of fiscal 2003, compared to 50 percent in the comparable prior year period. Our proprietary products refer to our Analog ICs, Power Systems and Advanced Circuit Devices. These products are value-added or are provided under reduced competition due to their technological content or our customer relationship.

        Revenues from sales to original equipment manufacturers ("OEMs") grew by 34 percent from fiscal 2002, accounting for 69 percent of fiscal 2003 product revenues, compared to 63 percent for fiscal

2002. We also classify revenues from sales to OEMs by end-market applications. Compared to the prior year, revenues from all end-market applications grew. Fiscal 2003 performance in end-market applications is as follows:

  •
  The information technology sector comprised approximately 35 percent of sales to OEMs for fiscal 2003. Revenues from this sector grew 36 percent from fiscal 2002. This increase reflected greater content, the introduction of Intel's Centrino™ and Pentium M™ based products, and an increase in market share.

  •
  The automotive sector comprised approximately 26 percent of sales to OEMs for fiscal 2003. Revenues from this sector grew by 69 percent from fiscal 2002. The revenue increase reflected new programs and the acquisition of TechnoFusion GmbH. TechnoFusion contributed $41.7 million and $7.5 million in automotive revenues for the twelve months ended June 30, 2003 and 2002, respectively.

  •
  The consumer sector comprised approximately 17 percent of sales to OEMs for fiscal 2003. Revenues from this sector increased by 22 percent from fiscal 2002, reflecting the success of energy-efficient appliances and plasma HDTV.

  •
  The defense/aerospace sector comprised approximately 13 percent of sales to OEMs for fiscal 2003. Revenues from this sector grew 13 percent from fiscal 2002, primarily as a result of new programs including advanced aircraft, global positioning satellites and smart weaponry.

  •
  The industrial sector comprised approximately eight percent of sales to OEMs for fiscal 2003. Revenues from this sector increased 11 percent from fiscal 2002.

        Our sales to distributors remained relatively unchanged from fiscal 2002, up two percent in fiscal 2003. However, distributors' sales of our products to their end customers increased 11 percent over the same period. Inventories at our distributors decreased by over 12 percent from fiscal 2002, and over 30 percent from the peak in fiscal 2001.

        Orders for proprietary products increased 37 percent from fiscal 2002, and represented 57 percent of total bookings. We continue to secure new designs for our proprietary products and to expand proprietary products content in target applications.

Gross Profit Margin

        For the twelve months ended June 30, 2003 and 2002, gross profit was $287.8 million and $256.9 million (33.3% and 35.7% of revenues), respectively. Compared to the prior year, the gross profit margin decline primarily reflected continued price pressure on multi-market components. For example, the average selling price of our HEXFET® products, which accounted for approximately 60 percent of our fiscal 2003 component product sales, decreased by approximately 10 percent compared to fiscal 2002. The decline in gross margin from the prior year was partially offset by more stable pricing of our proprietary products.

Selling and Administrative Expenses

        For the twelve months ended June 30, 2003, selling and administrative expense was 16.5 percent of revenues, compared to 17.4 percent of revenues in the twelve months ended June 30, 2002. The decline in the selling and administrative expense ratio primarily reflected a higher revenue base in fiscal 2003 and efforts to keep selling and administrative expenses down in light of the growth in revenue base. Absolute selling and administrative expenditures were $142.5 million for the current fiscal year, compared to $125.6 million in the comparable prior-year period. The increase primarily reflected selling commissions paid on a higher revenue base.

Research and Development Expenses

        For the twelve months ended June 30, 2003 and 2002, research and development expense was 9.1 percent and 9.7 percent of revenues, respectively. Absolute research and development expenditures were $78.9 million and $69.8 million for the twelve months ended June 30, 2003 and 2002, respectively, reflecting increased development activities focused primarily on proprietary products.

Amortization of Acquisition-Related Intangible Assets

        For the twelve months ended June 30, 2003 and 2002, amortization of acquisition-related intangible assets was $5.4 million and $4.1 million, respectively. The increase reflected the acquisition of TechnoFusion at fiscal year-end 2002.

Impairment of Assets, Restructuring, Severance and Other Charges

        During the fiscal quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition the Company to better fit the market conditions, de-emphasize the commodity business and accelerate the move to what we categorize as our proprietary products. Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. We also planned to lower overhead costs across our support organizations.

        We estimate that charges associated with the plan will be approximately $220 million. These charges will consist of approximately $189 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $25 million for severance. Of the $220 million in total charges, we expect cash charges to be $40 million to $50 million. As of June 30, 2003, we have achieved $30 million in annualized savings from the restructuring activities and expect to realize annualized savings of approximately $70 million by fiscal year-end 2004, and approximately $85 million by calendar year-end 2004, with approximately 80 percent to 85 percent of that savings affecting cost of goods sold.

        For the fiscal year ended June 30, 2003, we recorded $193.9 million in total charges, consisting of: $169.7 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $18.2 million for severance-related costs. Components of the $169.7 million for asset impairment, plant closure costs and other charges include the following items:

  •
  As we emphasize more advanced generation planar products, we expect the future revenue stream from our less advanced facilities in Temecula, California to decrease significantly. These facilities had a net book value of $138.3 million and were written down by $77.7 million. It is expected that these facilities will continue in use until approximately December 2007 and the remaining basis is being depreciated over units of production during this period. It is assumed that salvage value will equal disposition costs.

  •
  As we emphasize more advanced generation trench products, we expect the future revenue stream from our less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million. This facility had significantly reduced production as of fiscal year-end 2003.

  •
  As we emphasize more advanced generation Schottky products, we expect the future revenue stream from our less advanced facility in Borgaro, Italy to decrease significantly. This facility had a net book value of $20.5 million and was written down by $13.5 million. It is expected that this facility will continue in use until approximately December 2007 and the remaining basis is being depreciated over units of production during this period. It is assumed that salvage value will equal disposition costs.

  •
  We are in the process of restructuring our manufacturing activities in Europe. This activity involves rationalizing our Krefeld, Germany facility and our Swansea, Wales facility. As a result, our assembly assets in Swansea, Wales, with a net book value of $13.6 million, were written down by $8.2 million. We are also (i) moving the majority of the production from our Veneria, Italy facility to our Bombay, India facility, with targeted completion of December 2003, and (ii) eliminating manufacturing activities in our Oxted, England facility, which activity was substantially complete as of September 2003. The Oxted, England products were transferred to our Tijuana, Mexico assembly facility.

  •
  We plan to eliminate the manufacturing of our non-space military and aerospace products in our Santa Clara, California facility by July 2004. In the future, many of the current activities in these areas will be handled by subcontractors. Associated with this reduction in manufacturing activities, certain assets with a net book value of $3.3 million were written down by $1.4 million.

  •
  $11.7 million in other miscellaneous items were charged, including $6.9 million in contract termination and settlement costs and $4.8 million in other impaired asset charges and relocation costs.

        As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. As of June 30, 2003, we had disposed of $2.6 million of these inventories, which did not have a material impact on gross margin for the year ended.

        Asset impairments were calculated in accordance with SFAS No. 144. In determining the asset groups, we grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired we evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from our initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses. Based on this, we determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate we used when analyzing potential acquisitions.

        Our restructuring activities were targeted to eliminate approximately 10 percent to 15 percent of our existing positions and are expected to result in severance charges of approximately $25 million through December 2004. Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount
El Segundo, California	Close manufacturing facility	$5 million
Santa Clara, California	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	2 million
Veneria, Italy	Move manufacturing to India	4 million
Company-wide	Realign business processes	10 million

Total		$25 million

        For the year ended June 30, 2003, of the $25 million noted above, we recorded $15.9 million in severance termination costs related to approximately 710 administrative, operating and manufacturing positions, and $2.3 million in costs to terminate a pension plan at our manufacturing facility in Oxted, England. The severance charges associated with the elimination of positions, which included the 710 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities". We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change. Including the liability accrued prior to our December 2002 restructuring initiatives, the accrued severance and pension liabilities as of June 30, 2003 are as follows (in 000's):

	Accrued Pension Liability	Accrued Severance Liability	Total Liability
Balance, June 30, 2002	$701	$6,934	$7,635
Costs incurred or charged to "other expense"	604	—	604
Costs incurred or charged to "impairment of assets, restructuring, severance and other charges"	2,292	15,991	18,283
Purchase price adjustment to TechnoFusion GmbH severance costs	—	4,823	4,823
Costs paid	(639)	(10,482)	(11,121)
Foreign exchange impact	56	(726)	(670)

Balance, June 30, 2003	$3,014	$16,540	$19,554

Other Income and Expenses

        In fiscal 2002, we reached an insurance settlement for equipment that was damaged at one of our wafer fabrication lines (see Note 7, "Insurance Claim"). For the twelve months ended June 30, 2003 and 2002, we recognized a $2.4 million and $7.4 million net gain on the settlement, respectively, which had been included in other income and expenses.

        Fiscal 2003's gain from the insurance settlement was partially offset by a net foreign currency loss of $1.6 million. Fiscal 2002's gain was partially offset by litigation and claims settlements of $3.7 million and a net foreign currency loss of $1.2 million.

Interest Income and Expenses

        Interest income was $20.4 million and $28.6 million for the twelve months ended June 30, 2003 and 2002, respectively. The decrease in income reflected lower prevailing interest rates in the current year.

        Interest expense was $19.7 million and $22.1 million for the twelve months ended June 30, 2003 and 2002, respectively. The decrease in expense reflected primarily realized savings from lower variable rate resulting from the interest rate swap transaction with JP Morgan Chase Bank, as well as lower prevailing interest rates in the current year, partially offset by increase in expense from the Lehman Brothers interest rate contract (see Note 3, "Derivative Financial Instruments").

Income Taxes

        Our effective tax benefit for the twelve months ended June 30, 2003 was approximately 29 percent, rather than the expected U.S. federal statutory tax benefit of 35 percent as a result of restructuring charges, state taxes, higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit; partially offset by foreign tax credits and research and development credits.

        Our effective tax rate for the twelve months ended June 30, 2002 was 26 percent, rather than the U.S. federal statutory tax rate of 35 percent. The lower effective tax rate reflected foreign tax credits and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit.

Fiscal 2002 Compared with Fiscal 2001

Revenues

        Revenues for fiscal 2002 were $720.2 million, versus $978.6 million in fiscal 2001. Fiscal 2002 revenues were impacted by the downturn in the semiconductor industry. For the twelve months ended June 30, 2002, Semiconductor Industry Association data showed a 32 percent decline in semiconductor industry revenues, whereas IR's revenues declined by 26 percent during this period. Despite this challenging environment, revenues from IR's proprietary products (Analog ICs, Advanced Circuit Devices, and Power Systems) grew by five percent and comprised half of product revenues in fiscal 2002, compared to 35 percent in 2001. Royalties contributed $47.6 million to revenues, compared to $51.1 million in fiscal 2001.

        In line with the industry downturn, we experienced a 47 percent decline compared to the prior year period in the information technology sector and a 40 percent decline in revenues in the industrial sector for fiscal 2002. However, we returned to revenue growth in the second half of fiscal 2002 compared to the first half, with revenues increasing 13 percent over the first half of fiscal 2002.

        Notwithstanding the downturn, we achieved growth in several target sectors. We strengthened our position in the defense/aerospace sector by securing multiple sole-source design wins in leading defense and satellite programs. Revenues from this sector grew 18 percent over the prior year. Revenues from the consumer electronics market rose 19 percent, reflecting increased demand for applications in high-end household appliances. Including acquisitions, revenues from the automotive sector grew 13 percent compared to fiscal 2001. Excluding acquisitions, our revenue growth in the automotive sector was approximately seven percent.

        Orders for our proprietary products represented more than half of total bookings for fiscal 2002. Orders climbed 13 percent in the fourth quarter from the previous quarter, including bookings from TechnoFusion. Shipments into the distribution channel declined by 34 percent year-over-year, but strengthened in the fourth quarter, rising 21 percent from the third quarter level.

        During the third quarter of fiscal 2002, we acquired the assets of European Semiconductor Manufacturing, Ltd. and the "high-reliability" power MOSFET line of Fairchild Semiconductor. In the fourth quarter of fiscal 2002, we completed the acquisition of TechnoFusion GmbH, a leading maker of power generation products for the automotive industry, from Royal Philips Electronics. In total, these acquisitions contributed about $8.9 million to our revenues for the fiscal year.

Gross Profit Margin

        Gross profit was $256.9 million (35.7% of revenues) in fiscal 2002, versus $356.2 million (36.4% of revenues) in fiscal 2001, including an inventory write-down of $38.4 million in the fourth quarter of fiscal 2001. Strength in higher-margin proprietary products helped to counter the impact of price declines, lower production volumes for components and lower royalties.

Selling and Administrative Expenses

        In fiscal 2002, selling and administrative expense was $125.6 million (17.4% of revenues), versus $137.7 million (14.1% of revenues) in the comparable year-ago period. The decline in absolute spending reflected the benefits of our cost containment programs and selling commissions paid on a lower sales base and was partially offset by $0.6 million from acquisitions. Expenses rose as a percentage of revenues because of lower sales compared to fiscal 2001.

Research and Development Expenses

        In fiscal 2002, our research and development expenditures were $69.8 million (9.7% of revenues), compared to $69.6 million (7.1% of revenues) in the prior-year period. We continue to invest in the development of new proprietary products for information technology, automotive, defense/aerospace and home appliances and other motion control applications.

Amortization of Acquisition-Related Intangible Assets

        In fiscal 2002, amortization of acquisition-related intangible assets was $4.1 million (0.6% of revenues), compared to $6.0 million (0.6% of revenues) in fiscal 2001. In fiscal 2002, we adopted SFAS No. 142, which eliminated the amortization of goodwill and assembled workforce.

Other Income and Expenses

        In fiscal 2002, we reached a settlement with our insurance carrier for equipment that was damaged at one of our wafer fabrication lines (see Note 7). We recognized a $4.0 million gain for the involuntary conversion of the damaged equipment. The gain primarily represents the excess of the proceeds received and used to replace the damaged equipment over the net book value of the replaced equipment. Additionally, a resulting net gain on the settlement of the claim of $3.4 million was recorded within other income and expenses. This was partly offset by litigation and claims settlements of $3.7 million and a foreign currency loss of $1.2 million.

        In fiscal 2001, other income included proceeds of $5.0 million related to the settlements of patent litigation. The income reported from these settlements was net of advanced and deferred royalty payments, patent defense costs and our share of the royalty proceeds payable to Unitrode Corporation. Fiscal 2001's royalty proceeds were partially offset by litigation and claims settlements of $3.6 million.

Interest Income and Expenses

        Interest income was $28.6 million and $47.8 million for the fiscal year ended June 30, 2002 and 2001, respectively. The fiscal 2002 figure primarily reflected the impact of lower interest rates.

        Interest expense was $22.1 million and $26.1 million for the fiscal years ended June 30, 2002 and 2001, respectively. The decrease principally reflected realized savings from the $412.5 million notional amount interest rate swap transaction with JP Morgan Chase Bank (see Note 3).

Income Taxes

        Our effective tax rate in fiscal 2002 and 2001 was approximately 26 percent, which differed from the U.S. federal statutory tax rate of 35 percent and reflected the benefits of foreign tax credits, research and development credits and state tax credits, partially offset by higher statutory tax rates in certain foreign jurisdictions, foreign jurisdiction losses without foreign tax benefit, and higher state taxes.

Liquidity and Capital Resources

        At June 30, 2003, we had cash and cash equivalent balances of $350.8 million and cash investments in marketable debt securities of $370.7 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $128.4 million, totaled $849.9 million. Our investment portfolio consists of available-for-sale fixed income, investment-grade securities with effective maturities of up to 36 months.

        During fiscal 2003, operating activities generated cash flow of $129.5 million compared to $43.4 million in the prior year period. Non-cash restructuring-related charges adjusted cash flows from operations by $180.2 million. Deferred income taxes primarily related to the restructuring charges adjusted cash flows from operations by ($60.1) million. Depreciation and amortization adjusted cash flows from operations by $61.8 million. Additionally, changes in operating assets and liabilities increased cash by $36.9 million during fiscal 2003, primarily related to lower receivable and inventory levels from improvements in collections and inventory management, combined with higher accrued taxes and accounts payable. The higher accrued balances resulted from timing differences of tax payments and inventory purchases.

        During fiscal 2003, cash used in investing activities totaled $20.0 million. Proceeds from sales or maturities of cash investments were $514.9 million while purchases were $454.8 million. We invested $71.8 million in capital expenditures primarily related to upgrading wafer manufacturing capabilities and increasing assembly capacity. Additionally at June 30, 2003, we had made purchase commitments for capital expenditures of approximately $8.4 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations, and available credit facilities.

        Financing activities during fiscal 2003 generated $2.6 million. The issuance of common stock under our Employee Stock Participation Plan and exercise of stock options provided $8.1 million. This increase in cash was partially offset by $3.3 million of debt payments. As of June 30, 2003, we had revolving, equipment and foreign credit facilities of $158.9 million, of which $30.5 million had been utilized. As discussed in Note 3, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $11.5 million plus a collateral requirement for the interest rate swap transaction, as determined periodically. At June 30, 2003, $13.4 million in letters of credit were outstanding, of which $11.5 million were related to the swap transaction. The collateral requirement of the transaction may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the collateral requirement of the transaction and the letter of credit requirement will be over time. To illustrate the potential impact: Had the five-year LIBOR curve increased by as much as ten percent and our stock price decreased by as much as ten percent at the close of the fiscal year, our letter of credit commitment under the JP Morgan swap transaction would have remained $11.5 million.

        We lease certain of our administrative, research and development and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating and capital leases.

        In July 2000, we sold $550 million principal amount of 4.25 Percent Convertible Subordinated Notes due 2007. The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The notes are convertible into shares of the IR's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. In December 2001, we entered into an interest rate swap transaction that modified our effective interest payable with respect to $412.5 million of our outstanding convertible debt (see Item 7A, Quantitative and Qualitative Disclosures about Market Risk).

        In November 2000, we entered into a three-year syndicated multi-currency revolving credit facility (the "Credit Facility") led by BNP Paribas, which provided a credit line of $150 million, of which up to $100 million may be used for standby letters of credit. The credit agreement allows borrowings by our foreign subsidiaries and provides funding for our general corporate purposes. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25 percent and 1.125 percent for base rate advances and a margin of between 1.25 percent and 2.125 percent for euro-currency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is 0.5 percent of the unused portion of the credit facility. The facility also contains certain financial and other covenants for which we were in compliance as of June 30, 2003. The Credit Facility will expire in November 2003. We are currently negotiating terms for renewal.

        As of June 30, 2003, the following lists our contractual obligations for the next five years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	5 years & thereafter
Long-term debt	$567,983	$17,163	$116	$45	$94	$550,000	$565
Capital lease obligations	1,176	1,176	—	—	—	—	—
Operating leases	52,422	20,423	10,725	6,481	5,264	3,479	6,050
Purchase commitments	8,374	8,374	—	—	—	—	—

Total	$629,955	$47,136	$10,841	$6,526	$5,358	$553,479	$6,615

        We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the $150 million Credit Facility, will be sufficient to meet our currently foreseeable operating cash requirements and to take advantage of strategic opportunities as they occur in the next twelve months. Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

        Effective January 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 changes guidance that previously existed under Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF No. 94-3, liabilities were recorded at the date of commitment to the plan. SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. In cases where employees are required to render service until they are terminated in order to receive termination benefits, a liability for termination benefits is recognized ratably over the future service period.

        Effective January 2003, we adopted SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123." SFAS No. 148 requires that the fair value method of accounting for stock-based employee compensation be prominently disclosed in both the annual and interim financial statements. SFAS No. 148 also amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. SFAS No. 149 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that the following financial instruments be classified as liabilities (or assets in some circumstances): (1) Mandatorily redeemable shares that represent an unconditional obligation requiring the issuer to redeem those shares by transferring its assets at a specified or determinable date (or dates), or upon an event that is certain to occur; (2) An outstanding share, that, at inception, represents an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; and (3) An unconditional obligation, or a financial instrument other than an outstanding share, that represents a conditional obligation that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: (a) A fixed monetary amount known at inception, (b) Variations in something other than the fair value of the issuer's equity shares, or (c) Variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, with certain exceptions. SFAS No. 150 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This Interpretation requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity ("VIE") to consolidate the entity. It also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. For all arrangements entered into with new VIEs created after January 31, 2003, FIN 46 becomes effective immediately. We are currently evaluating the impact of adoption of this Interpretation.

Critical Accounting Policies

Revenue Recognition

        In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition", we recognize revenue when the evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. We recognize the majority of revenues upon shipment for product sales to all customers, including distributors, with provisions for estimated returns and allowances recorded at the time of shipment. Certain customers have limited rights of returns and price protection programs. We continuously monitor product returns and potential price adjustments and record a provision for these based on notification we receive of pending credits and historical experience. While such credits have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same predictability in estimating returns and allowances. If the historical data and estimates we used to calculate these provisions do not properly reflect future activity, our net sales, gross profit, net income and earnings per share could be impacted.

        Certain of our customers' contracts contain substantive acceptance provisions. In such circumstances, we recognize revenue in accordance with specific contract acceptance provisions, in most instances upon customer inspection or upon delivery of proof of conformance to customer specifications. We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

        We evaluate the recoverability of long-lived assets based on the expected undiscounted cash flows for their asset group as determined in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", without regard to taxes. Impairments, if any, are recognized based upon the fair value of the assets. Fair value is based upon a discounted cash flow analysis. We use the undiscounted cash flows and apply an appropriate discount rate that is representative of the discount rate we use when evaluating potential acquisitions.

        In developing our cash flow projections, we use revenue and cost assumptions based on current levels adjusted for anticipated future market conditions. If these market conditions do not materialize, our cash flow forecasts could be materially impacted.

Goodwill and Acquisition-Related Intangible Assets

        We classify the difference between the purchase price and the fair value of net assets acquired at the date of acquisition as goodwill. We classify intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged. Depending on the nature of the assets acquired, the amortization period may range from four to twelve years for those acquisition-related intangible assets subject to amortization. We evaluate the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, we compare the total carrying value of goodwill and intangible assets not subject to amortization to our fair value as determined by our market capitalization. In evaluating intangible assets subject to amortization, we assess the carrying value of each intangible asset in accordance with SFAS No. 144.

Derivative Financial Instruments

        Our primary objectives for holding derivative financial instruments are to take advantage of the current low interest rate environment and hedge non-U.S. currency risks. Our derivative instruments are recorded at fair value and are included in other current assets, other long-term assets or long-term debt. Our accounting policies for derivative financial instruments are based on our criteria for designation as hedging transactions, either as cash flow or fair value hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We recognize gains and losses on derivatives that are not designated as hedges for accounting purposes currently in earnings. These gains and losses generally offset changes in the values of hedged assets, liabilities or debt.

        For currency forward contracts, we measure the effectiveness of the hedge using forward rates to value the forward contract and the forward value of the underlying hedged transaction. For interest rate swaps, we measure the effectiveness using regression analysis, which offsets the change in fair value of the long-term debt with the change in fair value of the interest rate swap.

        We recognize in current period's interest and other income and expense, depending on the nature of the underlying asset or liability, the ineffective portions of the hedge, as well as, the amounts not included in the assessment of effectiveness. If we determined that the original hedged transaction probably will not occur as anticipated, and a cash flow hedge is to be discontinued, we would reclassify the unrealized gains or losses into earnings. We would recognize subsequent gains or losses on the related derivative instrument in income in each period until the instrument matures, is terminated or is sold.

Stock-Based Compensation

        We account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123", we disclose the pro forma effects of recording stock-based employee compensation plans at fair value on "net income (loss)" and "net income (loss) per common share—basic and diluted" as if the compensation expense was recorded in the financial statements. Had we recorded the compensation expense, "net income (loss)" and "net income (loss) per common share—basic and diluted", as compared to the actual reported amounts, would approximate the following (in 000's, except per share data):

	2003	2002	2001
Net income (loss), as reported	$(89,639)	$48,700	$87,649
Less total stock-based employee compensation expense determined under fair value based method for all awards	(38,720)	(34,555)	(25,507)

Pro forma net income (loss)	$(128,359)	$14,145	$62,142

Net income (loss) per common share-basic, as reported	$(1.40)	$0.77	$1.41

Net income (loss) per common share-basic, pro forma	$(2.01)	$0.22	$1.00

Net income (loss) per common share-diluted, as reported	$(1.40)	$0.75	$1.35

Net income (loss) per common share-diluted, pro forma	$(2.01)	$0.22	$0.96

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

        This Form 10-K Report includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth below under "Factors that May Affect Future Results" and other uncertainties disclosed in our reports filed from time to time with the Securities and Exchange Commission.

Factors That May Affect Future Results

        Downturns in the highly cyclical semiconductor industry or changes in end market demand could affect our operating results and the value of our business.

        The semiconductor industry is highly cyclical and the value of our business may decline during the "down" portion of these cycles. We have experienced these conditions in our business in the past, are currently experiencing a significant and prolonged downturn and may experience such downturns in the future. The recent downturn over the past couple of years has been severe and prolonged, and it is uncertain when any meaningful recovery might occur. Future downturns in the semiconductor industry, or any failure of the industry to recover fully from its recent downturns could seriously impact our revenues and harm our business, financial condition and results of operations. Although markets for semiconductors appear to be improving, we cannot assure you that they will continue to improve or that our markets will not experience renewed, possibly more severe and prolonged, downturns in the future.

        In addition, we may experience significant changes in our profitability as a result of variations in sales, seasonality, changes in product mix, price competition for orders and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the communications, consumer electronics, information technology, automotive, industrial and government/space markets, and these end markets may experience changes in demand that could adversely affect our operating results and financial condition.

        The failure to implement, as well as the completion and impact of our restructuring programs and cost reductions could adversely affect our business.

        In December 2002, we announced a number of restructuring initiatives. Our goal was to reposition our company to better fit the market conditions, de-emphasize our commodity business and accelerate the move to what we categorize as our proprietary products. The restructuring includes consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. The restructuring also includes lowering overhead costs across our support organization. We cannot assure you that these restructuring initiatives will achieve their goals or accomplish the cost reductions planned. Additionally, because our restructuring activities involve changes to many aspects of our business, the costs reductions could adversely affect productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these restructuring activities, and they generate the anticipated cost savings, there may be other unforeseen factors that could adversely impact our profitability and business.

        If we are unable to implement our business strategy, our revenues and profitability may be adversely affected.

        Our future financial performance and success are largely dependent on our ability to implement our business strategy successfully of transforming our business to one led by our proprietary products. We cannot assure you that we will successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations.

        The semiconductor business is highly competitive and increased competition could reduce the value of an investment in our company.

        The semiconductor industry, including the sector in which we do business, is highly competitive. Competition is based on price, product performance, product availability, quality, reliability and customer service. Price pressures may emerge as competitors attempt to gain a greater market share by lowering prices. We compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus they may be better able to pursue acquisition candidates and to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

        New technologies could result in the development of new products and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand.

        Our failure to develop new technologies or react to changes in existing technologies could materially delay our development of new products, which could result in decreased revenues and a loss of market share to our competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. As a result, we must devote significant resources to research and development. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry. In addition, to remain competitive, we must continue to reduce die sizes and improve manufacturing yields. We cannot assure you that we can accomplish these goals.

        Our failure to obtain or maintain the right to use certain technologies may negatively affect our financial results.

        Our future success and competitive position may depend in part upon our ability to obtain or maintain certain proprietary technologies used in our principal products, which is achieved in part by defending claims by our competitors of intellectual property infringement. We license certain patents owned by others. We have also been notified that certain of our products may infringe the patents of third parties. Although licenses are generally offered in such situations, we cannot eliminate the risk of litigation alleging patent infringement. We are currently a defendant in intellectual property litigation and we could become subject to other lawsuits in which it is alleged that we have infringed upon the intellectual property rights of others.

        Our involvement in existing and future intellectual property litigation could result in significant expense, adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. If any such infringements exist, arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We cannot assure you that we would be successful in such efforts or that such licenses would be available under reasonable terms. Our failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms or the occurrence of related litigation itself could have a material adverse effect on our operating results and financial condition.

        Our ongoing protection and reliance on our intellectual property assets expose us to material risks.

        We have traditionally relied on our patents and proprietary technologies. Patent litigation settlements and royalty income substantially contribute to our financial results. Enforcement of our intellectual property rights is costly, risky and time-consuming. We cannot assure you that we can successfully continue to protect our intellectual property rights, especially in foreign markets. Our key MOSFET patents expire between 2003 and 2010, although our broadest MOSFET patents expire in 2007 and 2008. Our royalty income is largely dependent on the following factors: the remaining terms of our MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; the defensibility and enforceability of our patents; changes in our licensees' unit sales, prices or die sizes; and the terms, if any, upon which expiring license agreements are renegotiated. Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly affect royalty income. Any decrease in our royalty income could have a material adverse effect on our operating results and financial condition.

        Our international operations expose us to material risks.

        We expect revenues from foreign markets to continue to represent a significant portion of total revenues. We maintain or contract with significant operations in foreign countries. Among others, the following risks are inherent in doing business internationally: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; and foreign currency fluctuations.

        In addition, it is more difficult in some foreign countries to protect our products or intellectual property rights to the same extent as is possible in the United States. Therefore, the risk of piracy or misuse of our technology and products may be greater in these foreign countries. Although we have not experienced any material adverse effect on our operating results as a result of these and other factors, we cannot assure you that such factors will not have a material adverse effect on our financial condition and operating results in the future.

        Delays in initiation of production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

        Our manufacturing efficiency will be an important factor in our future profitability, and we cannot assure you that we will be able to maintain or increase our manufacturing efficiency to the same extent as our competitors. Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities, defects or other difficulties in the manufacturing process can lower yields.

        In addition, as is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, we have experienced delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenues do not increase proportionately.

        Interruptions, delays or cost increases affecting our materials, parts or equipment may impair our competitive position and our operations.

        Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including silicon, mold compounds and leadframes, on a timely basis from third parties. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of materials, parts and equipment in a timely manner or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We have a limited number of suppliers for some materials, parts and equipment, and any interruption could materially impair our operations.

        We manufacture a substantial portion of our wafer product at our Temecula, California and Newport, Wales facilities. Any disruption of operations at those facilities could have a material adverse effect on our business, financial condition and results of operations.

        Also, some of our products are assembled and tested by third party subcontractors. We do not have any long-term assembly agreements with these subcontractors. As a result, we do not have immediate control over our product delivery schedules or product quality. Due to the amount of time often required to qualify assemblers and testers and the high cost of qualifying multiple parties for the same products, we could experience delays in the shipment of our products if we are forced to find alternative third parties to assemble or test them. Any product delivery delays in the future could have a material adverse effect on our operating results and financial condition. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

        We must commit resources to product production prior to receipt of purchase commitments and could lose some or all of the associated investment.

        We sell products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. Many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the production of products without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to them could have a material adverse effect on our levels of inventory and our business, financial condition and results of operations.

        We receive a significant portion of our revenues from a small number of customers and distributors.

        Historically, a significant portion of our revenues has come from a relatively small number of customers and distributors. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order, could materially and adversely affect our business.

        We may fail to attract or retain the qualified technical, sales, marketing and managerial personnel required to operate our business successfully.

        Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel. Personnel with the necessary semiconductor expertise are scarce and competition for personnel with these skills is intense. We cannot assure you that we will be able to retain existing key technical, sales, marketing and managerial employees or that we will be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel in the future. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

        We are acquiring and may continue to acquire other companies and may be unable to successfully integrate such companies with our operations.

        We have acquired several companies over the past three years. We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations.

        Our products may be found to be defective, claims may be asserted against us and we may not have sufficient insurance.

        One or more of our products may be found to be defective after we have already shipped the products in volume, requiring a product replacement or recall. We may also be subject to product returns that could impose substantial costs and have a material and adverse effect on our business, financial condition and results of operations.

        Product liability or commercial claims may be asserted with respect to our products. Although we currently have product liability or commercial insurance, we cannot assure you that we have obtained sufficient insurance coverage for all types of commercial or other losses, that we will have sufficient insurance coverage in the future or that we will have sufficient resources to satisfy any claims.

        Large potential environmental liabilities, including those relating to a former operating subsidiary, may adversely impact our financial position.

        Federal, state and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes. In addition, under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, we cannot assure you that changes in environmental laws or regulations will not require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject us to serious liabilities and could have a material adverse effect on our operating results and financial condition.

        Some of our facilities are located near major earthquake fault lines.

        Our corporate headquarters, our major manufacturing facility, our research facility and certain other critical business operations are located near major earthquake fault lines. We could be materially and adversely affected in the event of a major earthquake. Although we maintain earthquake insurance, we can give you no assurance that we have obtained or will maintain sufficient insurance coverage.

        There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

        The semiconductor industry is capital intensive. Semiconductor manufacturing requires a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment. Although we believe that anticipated cash flows from operations, existing cash reserves and other equity or debt financings that we may obtain will be sufficient to satisfy our future capital expenditure requirements, there can be no assurance that this will be the case or that alternative sources of capital will be available to us on favorable terms or at all.

        Terrorist attacks, such as those that took place on September 11, 2001, or threats or occurrences of other terrorist activities whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

        Terrorist attacks, such as those that took place on September 11, 2001, or threats or occurrences of other terrorist or related activities, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability. Future terrorist or related activities could affect our domestic and international sales, disrupt our supply chains and impair our ability to produce and deliver our products. Such activities could affect our physical facilities or those of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that terrorist attacks have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading "Factors that May Affect Future Results".

Interest Rate Risk

        Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps. Our primary objective is to preserve principal while maximizing yield without significantly increasing risk. At June 30, 2003, we evaluated the effect that near-term changes in interest rates would have had on these transactions. An adverse change of as much as ten percent in the London InterBank Offered Rate ("LIBOR") or approximately 20 basis points would have had an annualized favorable impact of approximately $0.6 million on net interest income/expense. For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.3 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.2) million, on net interest income/expense. These changes would not have had a material impact on our results of operations, financial position or cash flows.

        In December 2001, we entered into an interest rate swap transaction (the "Transaction") with JP Morgan Chase Bank (the "Bank"), to modify our effective interest payable with respect to $412.5 million of our outstanding convertible debt (the "Debt") (see Notes 3, "Derivative Financial Instruments," and 4, "Bank Loans and Long-Term Debt"). At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. The variable interest rate we have paid since the inception of the swap has averaged 2.1 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal years ended 2003 and 2002, this arrangement reduced interest expense by $10.4 million and $4.6 million, respectively.

        Accounted for as a fair value hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings. To measure the effectiveness of the hedge relationship, we use a regression analysis. To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discount the estimated cash flows by the LIBOR swap rate that corresponds to the Debt's expected maturity date. In addition, our ability to call the Debt must be considered in assessing the effectiveness of the hedging relationship. For those years that are projected to include at least a portion of redemption of the convertible debentures, we employ a valuation model known as a Monte Carlo simulation. This simulation allows us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponds to the Debt's expected maturity date. The market value of the Transaction of $23.7 million and $6.9 million at June 30, 2003 and 2002, respectively, was included in other long-term assets.

        In April 2002, we entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at June 30, 2003 and 2002, respectively, was $1.4 million and $4.5 million, respectively, and was included in other long-term assets. Interest expense was increased by mark-to-market losses of $3.1 million and $1.2 million, for the fiscal years ended 2003 and 2002, respectively.

Foreign Currency Risk

        We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen. Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies. Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have yen-based revenues without the yen-based manufacturing costs. We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures. To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs. Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen. Such an adverse change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the fiscal years ended June 30, 2003, 2002 and 2001.

        In March 2001, we entered into a five-year foreign exchange forward contract (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan. We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders' equity, until the forecasted transactions are recorded in earnings. Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At June 30, 2003, 11 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar. The mark-to-market gain of the Forward Contract was $6.4 million and $3.6 million at June 30, 2003 and 2002, respectively, and was included in other long-term assets. The mark-to-market gain, net of tax, of $4.0 million, $1.0 million and $1.3 million for the year ended June 30, 2003, 2002 and 2001, respectively, was included in other comprehensive income. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

        We had approximately $22.7 million and $27.0 million in notional amounts of forward contracts not designated as hedges at June 30, 2003 and 2002, respectively. Net realized and unrealized gains (losses) on forward contracts recognized in earnings were ($1.2) million, ($1.3) million and $0.7 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

        Net realized and unrealized foreign-currency gains (losses) recognized in earnings, excluding any impact from forward contracts, were less than $1 million for the fiscal years ended June 30, 2003, 2002 and 2001.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Supporting Financial Statement Schedule:

Schedule No.	Page
II Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 30, 2003, 2002 and 2001	74

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of International Rectifier Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
July 31, 2003

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In 000's except per share amounts)

	Fiscal Years Ended June 30,
	2003	2002	2001
Revenues	$864,443	$720,229	$978,585
Cost of sales	576,633	463,370	622,394

Gross profit	287,810	256,859	356,191
Selling and administrative expense	142,499	125,578	137,662
Research and development expense	78,904	69,775	69,648
Amortization of acquisition-related intangible assets	5,364	4,110	5,996
Impairment of assets, restructuring, severance and other charges	187,890	—	47,992
Other (income) expense, net	22	(1,916)	(1,765)
Interest income, net	(671)	(6,499)	(21,723)

Income (loss) before income taxes	(126,198)	65,811	118,381
Provision for (benefit from) income taxes	(36,559)	17,111	30,732

Net income (loss)	$(89,639)	$48,700	$87,649

Net income (loss) per common share:
Net income (loss) per common share—basic	$(1.40)	$0.77	$1.41

Net income (loss) per common share—diluted	$(1.40)	$0.75	$1.35

Average common shares outstanding—basic	63,982	63,390	62,215

Average common shares and potentially dilutive securities outstanding—diluted	63,982	65,271	64,800

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In 000's except share amounts)

	June 30, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$350,798	$240,430
Short-term cash investments	141,674	95,344
Trade accounts receivable, less allowance for doubtful accounts ($63 in 2003 and $1,151 in 2002)	138,097	150,959
Inventories, net	173,577	178,368
Current deferred income taxes	32,211	23,027
Prepaid expenses and other receivables	38,482	41,126

Total current assets	874,839	729,254
Long-term cash investments	229,020	335,538
Property, plant and equipment, at cost, less accumulated depreciation ($434,888 in 2003 and $377,484 in 2002)	346,557	472,275
Goodwill	136,818	152,216
Acquisition-related intangible assets, less accumulated amortization ($12,789 in 2003 and $7,425 in 2002)	33,801	37,742
Long-term deferred income taxes	71,888	—
Other assets	128,929	86,157

Total assets	$1,821,852	$1,813,182

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$17,121	$16,987
Long-term debt, due within one year	1,183	1,224
Accounts payable	86,911	69,750
Accrued salaries, wages and commissions	28,951	25,696
Other accrued expenses	77,567	56,610

Total current liabilities	211,733	170,267
Long-term debt, less current maturities	579,379	566,841
Other long-term liabilities	14,208	13,336
Deferred income taxes	4,293	4,093
Commitments and contingencies (Notes 11, 12 and 13)
Stockholders' equity:
Common shares, $1 par value, authorized: 150,000,000; issued and outstanding: 64,185,233 shares in 2003 and 63,698,659 shares in 2002	64,186	63,699
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2003 and 2002	—	—
Capital contributed in excess of par value of shares	699,446	691,295
Retained earnings	207,915	297,554
Accumulated other comprehensive income	40,692	6,097

Total stockholders' equity	1,012,239	1,058,645

Total liabilities and stockholders' equity	$1,821,852	$1,813,182

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(In 000's except share amounts)

	Common Shares	Capital Contributed in Excess of Par Value of Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 30, 2000	$61,594	$627,118	$161,205	$(5,851)	$—	$844,066
Net income for the year ended June 30, 2001	—	—	87,649	—	87,649	87,649
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(4,281)	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $744	—	—	—	—	1,266	—
Net unrealized holding loss on available-for-sale securities, net of deferred tax benefit of $256	—	—	—	—	(435)	—
Less: Reclassification adjustments of gain on available-for-sale securities, net of tax provision of $111	—	—	—	—	189	—

Other comprehensive income	—	—	—	(3,261)	(3,261)	(3,261)

Comprehensive income	—	—	—	—	84,388	—
Issuance of common shares:
240,000—issuance of common stock	240	12,768	—	—	—	13,008
1,179,053—exercise of stock options	1,179	18,379	—	—	—	19,558
118,829—stock purchase plan	119	3,363	—	—	—	3,482
Tax benefits from exercise of stock options and stock purchase plan	—	15,155	—	—	—	15,155

Balance, June 30, 2001	$63,132	$676,783	$248,854	$(9,112)	$—	$979,657
Net income for the year ended June 30, 2002	—	—	48,700	—	48,700	48,700
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	11,223	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $573	—	—	—	—	976	—
Net unrealized gains on available-for-sale securities, net of deferred tax provision of $2,579	—	—	—	—	4,396	—
Less: Reclassification adjustments of gain on available-for-sale securities, net of tax provision of $814	—	—	—	—	(1,386)	—

Other comprehensive income	—	—	—	15,209	15,209	15,209

Comprehensive income	—	—	—	—	63,909	—
Issuance of common shares:
408,033—exercise of stock options	408	6,419	—	—	—	6,827
158,563—stock purchase plan	159	4,173	—	—	—	4,332
Tax benefits from exercise of stock options and stock purchase plan	—	3,920	—	—	—	3,920

Balance, June 30, 2002	$63,699	$691,295	$297,554	$6,097	$—	$1,058,645
Net loss for the year ended June 30, 2003	—	—	(89,639)	—	(89,639)	(89,639)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	23,886	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $2,374	—	—	—	—	4,043	—
Net unrealized gains on available-for-sale securities, net of deferred tax provision of $5,643	—	—	—	—	9,607	—
Less: Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $1,728	—	—	—	—	(2,941)	—

Other comprehensive income	—	—	—	34,595	34,595	34,595

Comprehensive loss	—	—	—	—	(55,044)	—
Issuance of common shares:
233,850—exercise of stock options	234	2,984	—	—	—	3,218
252,724—stock purchase plan	253	4,648	—	—	—	4,901
Tax benefits from exercise of stock options and stock purchase plan	—	519	—	—	—	519

Balance, June 30, 2003	$64,186	$699,446	$207,915	$40,692	$—	$1,012,239

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In 000's)

	Fiscal Years Ended June 30,
	2003	2002	2001
Cash flow from operating activities:
Net income (loss)	$(89,639)	$48,700	$87,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,430	59,356	62,177
Amortization of acquisition-related intangible assets	5,364	4,110	8,877
Unrealized (gains) losses on swap transactions	(211)	(11,386)	—
Impairment of assets, restructuring, severance and other charges	180,214	—	86,396
Deferred income taxes	(60,124)	(1,837)	(22,426)
Tax benefit from options exercised	519	3,920	15,155
Change in operating assets and liabilities, net (Note 1)	36,938	(59,510)	(16,025)

Net cash provided by operating activities	129,491	43,353	221,803

Cash flow from investing activities:
Additions to property, plant and equipment	(71,759)	(63,474)	(98,631)
Proceeds from sale of property, plant and equipment	87	841	3,210
Acquisition of certain business assets and businesses, net of cash acquired	—	(169,617)	(74,660)
Sale or maturities of cash investments	514,896	648,926	501,742
Purchase of cash investments	(454,750)	(624,400)	(899,020)
Other, net	(8,435)	(5,175)	(23,404)

Net cash used in investing activities	(19,961)	(212,899)	(590,763)

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt	(2,260)	2,076	2,321
Proceeds from long-term debt	104	171	532,258
Repayments of long-term debt	(177)	—	—
Repayment of capital lease obligations	(991)	(1,031)	(2,312)
Proceeds from issuance of common stock and exercise of stock options	8,119	11,159	36,048
Net proceeds from swap transactions	—	4,119	—
Other, net	(2,160)	(2,293)	1,086

Net cash provided by financing activities	2,635	14,201	569,401

Effect of exchange rate changes on cash and cash equivalents	(1,797)	361	(1,433)

Net increase (decrease) in cash and cash equivalents	110,368	(154,984)	199,008
Cash and cash equivalents, beginning of year	240,430	395,414	196,406

Cash and cash equivalents, end of year	$350,798	$240,430	$395,414

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business and Summary of Significant Accounting Policies

Business

        International Rectifier Corporation ("IR" or the "Company") is a world leader in power management technology that improves functionality, speed and compactness in electrical applications. The Company's products are used in a range of end markets, including, information technology, consumer electronics, automotive, industrial and government/space. IR's analog ICs, advanced circuit devices, power systems and components enable computer hardware to gain speed and reliability, allow portable electronics to run longer off a single charge, improve automotive fuel efficiency, and cut energy consumption in home appliances and industrial motors. The Company is a market leader in the $4 billion power MOSFET industry. Over 20 companies are licensed under its power MOSFET patents. IR serves customers around the world, and more than half its revenue comes from outside the United States.

        IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are located in North America, Europe and Asia. Intercompany transactions have been eliminated in consolidation.

Fiscal Year

        The Company operates on a 52 or 53 week fiscal year under which fiscal 2003 consisted of 53 weeks ending July 6, 2003, and fiscal 2002 and 2001 consisted of 52 weeks ending June 30, 2002 and July 1, 2001, respectively. For ease of presenting the accompanying consolidated financial statements, the fiscal year-end for all periods presented is shown as June 30.

Revenue Recognition

        In accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition", the Company recognizes revenue when the evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of services has occurred. The Company recognizes the majority of revenues upon shipment for product sales to all customers, including distributors, with provisions for estimated returns and allowances recorded at the time of shipment. Certain customers have limited rights of returns and price protection programs. The Company continuously monitors product returns and potential price adjustments and record a provision for these based on notification received of pending credits and historical experience. While such credits have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same predictability in estimating returns and allowances. If the historical data and estimates used to calculate these provisions do not properly reflect future activity, the Company's net sales, gross profit, net income and earnings per share could be impacted.

        Certain of the Company's customers' contracts contain substantive acceptance provisions. In such circumstances, the Company recognizes revenue in accordance with specific contract acceptance provisions, in most instances upon customer inspection or upon delivery of proof of conformance to customer specifications. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Research and Development

        Research and development costs are expensed as incurred.

Environmental Costs

        Costs incurred to investigate and remediate contaminated sites are expensed when such costs are identified and estimable.

Interest Income (Expense)

        Interest income (expense) for the fiscal years ended June 30, 2003, 2002 and 2001 are as follows (in 000's):

	2003	2002	2001
Interest income	$20,375	$28,592	$47,849
Interest expense	(19,704)	(22,093)	(26,126)

Interest income, net	$671	$6,499	$21,723

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

        U.S. income taxes have not been provided on approximately $114.2 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or offset by foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Net Income (Loss) per Common Share

        Net income (loss) per common share—basic is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income (loss) per common share—diluted is similar to the computation of net income (loss) per common share—basic except that the denominator is increased to include the number of additional common shares, such as options, that would have been outstanding using the treasury stock method for the exercise of options. The Company's use of the treasury stock method also reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

Statement of Cash Flows

        Components in the change of operating assets and liabilities, net of effects of acquisitions, for the fiscal years ended June 30, 2003, 2002 and 2001 were comprised of the following (in 000's):

	2003	2002	2001
Trade accounts receivable	$14,811	$2,245	$40,710
Inventories, net	6,973	(13,380)	(61,049)
Prepaid expenses and other receivables	(10,250)	4,223	(31,353)
Accounts payable	20,488	(25,882)	(8,321)
Accrued salaries, wages and commissions	1,914	2,980	900
Other accrued expenses	3,002	(29,696)	43,088

	$36,938	$(59,510)	$(16,025)

        Supplemental disclosures of cash flow information (in 000's):

	2003	2002	2001
Cash paid during the year for:
Interest	$19,194	$25,390	$15,235
Income taxes	18,890	28,509	14,364
Interest capitalized	1,380	1,197	1,736

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of fair value information about financial instruments. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, the timing of future cash flows and the discount rate. Considerable judgment and assumptions, which are inherently subjective in nature, are required to interpret market data in developing the estimates of fair value. Accordingly, the estimated fair values may not necessarily be realized in an immediate sale or settlement of the instrument in a current market exchange. The disclosure requirements of SFAS No. 107 exclude certain financial instruments (e.g., leases) and all non-financial instruments (e.g., fixed assets, intangibles). Accordingly, the aggregate amount presented does not reflect the underlying value of the Company. Our financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term nature of these investments.

Cash, Cash Equivalents, and Cash Investments

        The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents.

        The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds, and U.S. Government securities with effective maturities of no greater than 36 months. At June 30, 2003 and 2002, substantially all of the Company's marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," unrealized gains and losses on these investments are included as a separate component of stockholders' equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense.

        Cash, cash equivalents and cash investments as of June 30, 2003 and 2002 are summarized as follows (in 000's):

	2003	2002
Cash and cash equivalents	$350,798	$240,430
Short-term cash investments	141,674	95,344
Long-term cash investments	229,020	335,538

Total cash, cash equivalents and cash investments	$721,492	$671,312

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly. Inventories at June 30, 2003 and 2002 were comprised of the following (in 000's):

	2003	2002
Raw materials	$29,172	$30,086
Work-in-process	64,642	71,966
Finished goods	79,763	76,316

	$173,577	$178,368

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in other income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, ranging from three to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation expense for the fiscal years ended June 30, 2003, 2002 and 2001 was $51.7 million, $59.8 million and $62.2 million, respectively. Property, plant and equipment at June 30, 2003 and 2002 was comprised of the following (in 000's):

	2003	2002	Range of Useful Life
Building and improvements	$129,681	$156,384	3-40
Equipment	581,689	622,412	3-15
Construction-in-progress	54,056	55,408
Less accumulated depreciation	(434,888)	(377,484)

	330,538	456,720

Land	16,019	15,555

	$346,557	$472,275

        Property, plant, and equipment at June 30, 2003 were adjusted to reflect the $169.0 million asset impairment charges taken in the December 2002 quarter. See Note 6, "Impairment of Assets, Restructuring, Severance and Other Charges".

        Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment at June 30, 2003 and 2002 were as follows (in 000's):

	2003	2002
Equipment	$2,245	$2,100
Less accumulated depreciation	(2,238)	(1,940)

	$7	$160

        Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 2003, 2002 and 2001, repairs and maintenance costs were $23.0 million, $18.9 million, and $26.1 million, respectively.

Long-Lived Assets

        Long-lived assets are net property, plant and equipment and intangible assets. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events and circumstances include, but are not limited to:

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

        The Company evaluates the recoverability of long-lived assets based on the expected undiscounted cash flows for their asset group as determined in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", without regard to taxes. Impairments, if any, are recognized based upon the fair value of the assets. Fair value is based upon a discounted cash flow analysis. The Company uses the undiscounted cash flows and applies an appropriate discount rate that is representative of the discount rate used when evaluating potential acquisitions.

        In developing the cash flow projections, the Company uses revenue and cost assumptions based on current levels adjusted for anticipated future market conditions. If these market conditions do not materialize, the cash flow forecasts could be materially impacted.

Goodwill and Acquisition-Related Intangible Assets

        The Company classifies the difference between the purchase price and the fair value of net assets acquired at the date of acquisition as goodwill. The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged. Depending on the nature of the assets acquired, the amortization period may range from four to twelve years for those acquisition-related intangible assets subject to amortization. The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, the Company compares the total carrying value of goodwill and intangible assets not subject to amortization to the Company's fair value as determined by its market capitalization. In evaluating intangible assets subject to amortization, the Company assesses the carrying value of each intangible asset in accordance with SFAS No. 144. At

June 30, 2003 and 2002, goodwill and acquisition-related intangible assets included the following (in 000's):

		2003		2002
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$136,818	$—	$152,216	$—

Acquisition-related intangible assets:
Complete technology	4-12	23,823	(5,989)	22,402	(3,408)
Distribution rights and customer lists	5-12	15,454	(4,097)	15,452	(2,553)
Intellectual property and other	5-12	7,313	(2,703)	7,313	(1,464)

Total acquisition-related intangible assets		$46,590	$(12,789)	$45,167	$(7,425)

        The changes in the carrying amount of goodwill for the period ended June 30, 2003 and 2002 are as follows (in "000s):

Goodwill
Balance, June 30, 2001	$54,856
Reclassification of assembled workforce	6,466
New assets acquired	87,877
Foreign exchange impact	3,017

Balance, June 30, 2002	152,216
Purchase price adjustments	(24,003)
Foreign exchange impact	8,605

Balance, June 30, 2003	$136,818

        During fiscal 2003, the purchase price adjustments to goodwill primarily related to a $26.6 million increase in long-term deferred tax asset for the acquisition of European Semiconductor Manufacturing, Ltd. ("ESM"), partially offset by a $4.8 million increase in severance liability for the acquisition of TechnoFusion GmbH ("TechnoFusion"). The Company reevaluated the recoverability of Newport's deferred tax asset and finalized the severance liability owed to TechnoFusion's employees during fiscal 2003, and reallocated the purchase price accordingly. See also Note 9, "Income Taxes" and Note 14, "Acquisitions".

        As of June 30, 2003, estimated amortization expense for the next five years are as follows (in 000's): fiscal 2004: $5,392; fiscal 2005: $5,392; fiscal 2006: $4,946; fiscal 2007: $3,904; and fiscal 2008: $3,206.

Derivative Financial Instruments

        The Company's primary objectives for holding derivative financial instruments are to take advantage of the current low interest rate environment and hedge non-U.S. currency risks. The Company's derivative instruments are recorded at fair value and are included in other current assets, other long-term assets or long-term debt. The Company's accounting policies for derivative financial instruments are based on its criteria for designation as hedging transactions, either as cash flow or fair value hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133". A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. The Company recognizes gains and losses on derivatives that are not designated as hedges for accounting purposes currently in earnings. These gains and losses generally offset changes in the values of hedged assets, liabilities or debt.

        For currency forward contracts, the Company measures the effectiveness of the hedge using forward rates to value the forward contract and the forward value of the underlying hedged transaction. For interest rate swaps, the Company measures the effectiveness using regression analysis, which offsets the change in fair value of the long-term debt with the change in fair value of the interest rate swap.

        The Company recognizes in current period's interest and other income and expense, depending on the nature of the underlying asset or liability, the ineffective portions of the hedge, as well as, the amounts not included in the assessment of effectiveness. If the Company determined that the original hedged transaction probably will not occur as anticipated, and a cash flow hedge is to be discontinued, it would reclassify the unrealized gains or losses into earnings. The Company would recognize subsequent gains or losses on the related derivative instrument in income in each period until the instrument matures, is terminated or is sold.

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

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income as of June 30, 2003 and 2002 were as follows (in 000's):

	2003	2002
Foreign currency translation adjustments	$22,986	$(900)
Net unrealized gains on foreign currency forward contracts	4,043	2,242
Net unrealized gains on available-for-sale securities	13,663	4,755

Accumulated other comprehensive income	$40,692	$6,097

Stock-Based Compensation

        The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income (loss) and net income (loss) per common share-basic and diluted would approximate the following (in 000's except per share data):

	2003	2002	2001
Net income (loss), as reported	$(89,639)	$48,700	$87,649
Less total stock-based employee compensation expense determined under fair value based method for all awards	(38,720)	(34,555)	(25,507)

Pro forma net income (loss)	$(128,359)	$14,145	$62,142

Net income (loss) per common share—basic, as reported	$(1.40)	$0.77	$1.41

Net income (loss) per common share—basic, pro forma	$(2.01)	$0.22	$1.00

Net income (loss) per common share—diluted, as reported	$(1.40)	$0.75	$1.35

Net income (loss) per common share—diluted, pro forma	$(2.01)	$0.22	$0.96

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

Cost of Start-Up Activities

        The Company expenses all start-up and pre-operating costs as they are incurred in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

Patent Costs

        The Company expenses legal costs incurred in developing patent applications. The Company capitalizes legal costs related to the defense and enforcement of issued patents for which success is deemed probable. The related costs are amortized over the remaining useful lives of the patents, which on average is eight years, using the straight-line method. Such deferred costs are reviewed for impairment and recoverability periodically. Capitalized patent costs, net of accumulated amortization at June 30, 2003 and 2002, were approximately $15.2 million and $8.8 million, respectively.

Concentration of Risk

        The Company places its cash in investment-grade vehicles with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral.

Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

        Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

2. Investments

        Available-for-sale securities as of June 30, 2003 are summarized as follows (in 000's):

Short-Term Cash Investments:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$85,871	$428	$(71)	$357	$86,228
U.S. government and agency obligations	42,612	49	(2)	47	42,659
Other debt	12,768	19	—	19	12,787

Total short-term cash investments	$141,251	$496	$(73)	$423	$141,674

Long-Term Cash Investments:
Corporate debt	$124,079	$1,829	$(77)	$1,752	$125,831
U.S. government and agency obligations	35,643	130	(4)	126	35,769
Other debt	67,119	373	(72)	301	67,420

Total long-term cash investments	$226,841	$2,332	$(153)	$2,179	$229,020

        Available-for-sale securities as of June 30, 2002 are summarized as follows (in 000's):

Short-Term Cash Investments:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$52,823	$93	$(41)	$52	$52,875
U.S. government and agency obligations	34,674	51	—	51	34,725
Other debt	7,741	3	—	3	7,744

Total short-term cash investments	$95,238	$147	$(41)	$106	$95,344

Long-Term Cash Investments:
Corporate debt	$220,129	$1,834	$(1,446)	$388	$220,517
U.S. government and agency obligations	59,054	381	(1)	380	59,434
Other debt	55,356	231	—	231	55,587

Total long-term cash investments	$334,539	$2,446	$(1,447)	$999	$335,538

        The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation ("Nihon"), a related party as further disclosed in Note 15, "Related Party Transactions". The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on the Tokyo Stock Exchange. The market values of the equity investments at June 30, 2003 and 2002 were $43.2 million and $29.3 million, respectively, and were included in other long-term assets. Mark-to-market gains (losses), net of tax, of $8.0 million and $3.1 million for the twelve months ended June 30, 2003 and 2002, respectively, were included in other comprehensive income, a separate component of equity.

        The amortized cost and estimated fair value of cash investments at June 30, 2003, by contractual maturity, are as follows (in 000's):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$141,251	$141,674
Due in 1-2 years	139,318	140,674
Due in 2-5 years	73,780	74,548
Due after 5 years	13,743	13,798

Total cash investments	$368,092	$370,694

        In accordance with the Company's investment policy, the effective maturity dates may be less than the contractual maturity dates as indicated in the table above, as cash investments are held for no longer than three years.

        Gross realized gains and losses were $4.8 million and ($1.2) million for the year ended June 30, 2003, respectively. Gross realized gains and losses were $2.4 million and ($0.2) million for the year ended June 30, 2002, respectively. Gross realized gains and losses for the year ended June 30, 2001 were $0.3 million and $0, respectively. The cost of marketable securities sold is determined by the weighted average cost method.

3. Derivative Financial Instruments

        The Company is exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rate Risk

        In December 2001, the Company entered into an interest rate swap transaction (the "Transaction") with an investment bank, JP Morgan Chase Bank (the "Bank"), to modify the Company's effective interest payable with respect to $412.5 million of its outstanding convertible debt (the "Debt") (see Note 4). The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15 starting on January 15, 2002. In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate ("LIBOR") multiplied by the notional amount of the Transaction. At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time. The variable interest rate paid since the inception of the swap has averaged 2.1 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal years ended 2003 and 2002, this arrangement reduced interest expense by $10.4 million and $4.6 million, respectively. Accounted for as a fair value hedge under SFAS No. 133, the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings. The market value of the Transaction of $23.7 million and $6.9 million at June 30, 2003 and 2002, respectively, was included in other long-term assets.

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

        In support of the Company's obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $11.5 million plus a collateral requirement for the Transaction, as determined periodically. At year-end, $11.5 million in letters of credit were outstanding related to the Transaction.

        The Transaction qualifies as a fair value hedge under SFAS No. 133. To test effectiveness of the hedge, regression analysis is performed at least quarterly comparing the change in fair value of the Transaction and the Debt. The fair values of the Transaction and the Debt are calculated at least quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company's stock prices. For the year ended June 30, 2003 and 2002, the hedge was highly effective and therefore, the ineffective portion did not have a material impact on earnings.

        In April 2002, the Company entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at June 30, 2003 and 2002 was $1.4 million and $4.5 million, respectively, and was included in other long-term assets. Interest expense was increased by mark-to-market losses of $3.1 million and $1.2 million for the fiscal years ended 2003 and 2002, respectively.

Foreign Currency Risk

        The Company conducts business on a global basis in several foreign currencies, and at various times, it is exposed to fluctuations with the British Pound Sterling, the Euro and the Japanese Yen. The Company's risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies. Considering its specific foreign currency exposures, the Company has the greatest exposure to the Japanese Yen, since it has yen-based revenues without the yen-based manufacturing costs. The Company has established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures. To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, it has established revenue, expense and balance sheet hedging programs. Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs. The Company's hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements.

        In March 2001, the Company entered into a five-year foreign exchange forward contract (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan. The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders' equity, until the forecasted transactions are recorded in earnings. Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At June 30, 2003, 11 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar. The mark-to-market gain of the forward contract was $6.4 million and $3.6 million at June 30, 2003 and 2002, respectively, and was included in other long-term assets. The mark-to-market gain, net of tax, of $4.0 million, $1.0 million and $1.3 million for the fiscal year ended June 30, 2003, 2002 and 2001, respectively, were included in other comprehensive income. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

        The Company had approximately $22.7 million and $27.0 million in notional amounts of forward contracts not designated as hedges at June 30, 2003 and 2002, respectively. Net unrealized and realized gains (losses) on forward contracts recognized in earnings were ($1.2) million, $1.3 million and $0.7 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

        Net realized and unrealized foreign-currency gains (losses) recognized in earnings, excluding any impact from forward contracts, were less than $1 million for the fiscal years ended June 30, 2003, 2002 and 2001.

4. Bank Loans and Long-Term Debt

        The following is a summary of the Company's long-term debt and other loans at June 30, 2003 and 2002 (in 000's):

	2003	2002
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principle amount, plus accumulated fair value adjustment of $28,477 and $15,003 at June 30, 2003 and 2002, respectively)	$578,477	$565,003
Other loans and capitalized lease obligations	2,085	3,062

Debt, including current portion of long-term debt ($1,183 in 2003 and $1,224 in 2002)	580,562	568,065
Foreign unsecured revolving bank loans at rates from 2.23% to 8.40%	17,121	16,987

Total debt	$597,683	$585,052

        In July 2000, the Company sold $550 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007. The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The notes are subordinated to all of the Company's existing and future debt. The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement. In December 2001, the Company entered into the Transaction with the Bank, which had the effect of converting the interest rate to variable and required that $412.5 million of the convertible notes be marked to market (see Note 3).

        In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility led by BNP Paribas, which provided a credit line of $150 million, of which up to $100 million may be used for standby letters of credit. The credit agreement allows borrowings by the Company's foreign subsidiaries and provides funding for the Company's general corporate purposes. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25 percent and 1.125 percent for base rate advances and a margin of between 1.25 percent and 2.125 percent for euro-currency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is 0.5 percent of the unused portion of the credit facility. The facility also contains certain financial and other covenants for which the Company was in compliance as of June 30, 2003. The Company pledged as collateral shares of certain of its subsidiaries. The credit agreement will expire in November 2003. The Company is currently negotiating terms for renewal.

        At June 30, 2003 and 2002, under the $150 million credit agreement, the Company had $16.3 million and $13.8 million borrowings outstanding, respectively, and $13.4 million and

$15.7 million in letters of credit outstanding, respectively. Of the letters of credit outstanding, $11.5 million and $15.0 million were related to the swap transaction at June 30, 2003 and 2002, respectively.

        At June 30, 2003, the Company had $158.9 million in domestic and foreign revolving lines of credit, against which $30.5 million had been utilized, consisting of $13.4 million in letters of credit and $16.3 million in foreign unsecured revolving bank loans, which is included in the table above.

        As of June 30, 2003, scheduled principal payments on long-term debt are as follows: fiscal 2004: $17.2 million; fiscal 2005: $0.1 million; fiscal 2006: $0.1 million; fiscal 2007: $0.1 million; fiscal 2008: $550.0 million; and $0.6 million thereafter.

5. Capital Stock

Employee Stock Purchase Plan

        The Company has a compensatory employee stock purchase plan ("ESPP"). Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value at a designated date. During fiscal 2003, 2002 and 2001, 252,724, 158,563 and 118,829 shares were purchased at weighted average per share exercise prices of $19.26, $27.32 and $29.30, respectively. Shares authorized under this plan that remained unissued were 329,383, 582,107 and 740,670 at June 30, 2003, 2002 and 2001, respectively. The weighted average per share fair value of ESPP options granted, using the Black-Scholes option pricing model, in 2003, 2002 and 2001 was $8.50, $12.70 and $24.77 per share, respectively. This plan expires in January 2005.

Stock Option Plans

        The Company has three stock option plans, as follows: the Amended and Restated Stock Incentive Plan of 1992 ("1992 Plan"), the 1997 Employee Stock Incentive Plan ("1997 Plan") and the 2000 Incentive Plan ("2000 Plan"). Under the 1992 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, including executive officers, and to members of the Company's Board of Directors. Under the 1997 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees and consultants, but not to executive officers of the Company or members of its Board of Directors. No options may be granted under the 1992 Plan after December 31, 2002. Under the 2000 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, officers, directors, and consultants and advisors. Options have been issued with an exercise price at least equal to the fair value of the Company's common stock at the date of grant ("at market"). Option grants made prior to and on January 1, 2002 become exercisable in annual installments of 20 percent beginning on the first anniversary date, and expire after ten years. Option grants after January 1, 2002 become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years.

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

On January 1, 2002 and 2001, 949,703 and 930,803 shares, respectively, were added to the 1992 Plan. As noted previously, the 1992 Plan expired on December 31, 2002.

        The Board of Directors adopted the 1997 Plan in November 1997, which authorized 6,935,000 shares to be granted. The terms of the options authorized and granted under the 1997 Plan are substantially similar to those under the amended 1992 Plan. Executive officers and directors are not eligible for grants under the 1997 Plan. On October 1, 2001 the 1997 Plan expiration date was amended from December 31, 2001 to December 31, 2009. As of June 30, 2003, there were 2,005,821 shares available for future grants to eligible employees. During fiscal 2003, 2002 and 2001, only non-qualified options were issued under the 1997 Plan.

        In November 1999, the stockholders of the Company approved the 2000 Plan, which authorized 7,500,000 shares to be granted. The 2000 Plan is effective as of January 1, 2000. No awards may be granted under the 2000 Plan after December 31, 2009. As of June 30, 2003, there were 2,066,470 shares available for future grants to eligible persons.

        A summary of the status of options under the 2000, 1997 and 1992 Plans are as follows:

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding June 30, 2000	8,256,177	$22.79	—
Options granted	3,155,455	$50.16	$32.16
Options exercised	(1,179,053)	$16.60	—
Options expired or canceled	(303,584)	$35.38	—

Outstanding June 30, 2001	9,928,995	$31.84	—
Options granted	3,690,145	$40.97	$26.41
Options exercised	(408,033)	$15.66	—
Options expired or canceled	(961,709)	$39.33	—

Outstanding June 30, 2002	12,249,398	$34.47	—
Options granted	3,947,812	$20.96	$13.14
Options exercised	(233,926)	$12.57	—
Options expired or canceled	(693,941)	$37.37	—

Outstanding June 30, 2003	15,269,343	$31.13	—

        The following table summarizes significant option groups outstanding at June 30, 2003 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number Outstanding at June 30, 2003	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2003	Weighted Average Exercise Price
$0.00 to $8.25	677,042	3.72	$7.24	557,150	$7.71
$9.31 to $11.88	988,440	3.98	$11.06	899,980	$11.12
$12.62 to $17.44	985,530	5.41	$14.44	648,990	$14.34
$17.50 to $26.00	4,864,399	5.87	$20.75	1,140,954	$20.82
$27.09 to $37.19	2,388,258	7.15	$34.46	829,741	$34.93
$38.09 to $41.88	1,234,175	7.10	$40.84	652,715	$41.28
$43.84 to $54.13	2,851,814	6.27	$46.71	981,841	$47.64
$54.69 to $63.88	1,279,685	7.38	$61.22	473,148	$61.81

	15,269,343	6.13	$31.13	6,184,519	$29.01

        Additional information relating to the 1992, 1997 and 2000 Plans at June 30, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Options exercisable	6,184,519	4,155,687	2,800,479
Options available for grant	4,072,291	7,398,322	6,077,055
Total reserved common stock shares for stock option plans	19,341,634	19,647,720	16,006,050

        The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected life (years)	5	5	5
Interest rate	2.88%	4.39%	5.52%
Volatility	75.00%	75.00%	73.00%
Dividend yield	0%	0%	0%

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

6. Impairment of Assets, Restructuring, Severance and Other Charges

        During the fiscal quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under its restructuring initiatives, the goal was to reposition the Company to better fit the market conditions, de-emphasize its commodity business and accelerate the Company's move to what it designates as its proprietary products. The Company's restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. The Company also planned to lower overhead costs across its support organizations.

        The Company estimates that charges associated with the plan will be approximately $220 million. These charges will consist of approximately $189 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and approximately $25 million for severance.

        For the fiscal year ended June 30, 2003, the Company recorded $193.9 million in total restructuring-related charges, consisting of: $169.7 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $18.2 million for severance-related costs. Components of the $169.7 million asset impairment, plant closure and other charges include the following items:

  •
  As the Company emphasizes more advanced generation planar products, it expects the future revenue stream from its less advanced facilities in Temecula, California to decrease significantly. These facilities had a net book value of $138.3 million and were written down by $77.7 million. It is expected that these facilities will continue in use until approximately December 2007 and the remaining basis is being depreciated over units of production during this period. It is assumed that salvage value will equal disposition costs.

  •
  As the Company emphasizes more advanced generation trench products, it expects the future revenue stream from its less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million. This facility had significantly reduced production as of fiscal year-end 2003.

  •
  As the Company emphasizes more advanced generation Schottky products, it expects the future revenue stream from its less advanced facility in Borgaro, Italy to decrease significantly. This facility had a net book value of $20.5 million and was written down by $13.5 million. It is expected that this facility will continue in use until approximately December 2007 and the remaining basis is being depreciated over units of production during this period. It is assumed that salvage value will equal disposition costs.

  •
  The Company is in the process of restructuring its manufacturing activities in Europe. This activity involves rationalizing its Krefeld, Germany facility and its Swansea, Wales facility. As a result, the Company's assembly assets in Swansea, Wales, with a net book value of $13.6 million, were written down by $8.2 million. The Company is also (i) moving the majority of the production from its Veneria, Italy facility to its Bombay, India facility, with targeted completion of December 2003, and (ii) eliminating manufacturing activities in its Oxted, England facility, which activity was substantially complete as of September 2003. The Oxted, England products were transferred to the Tijuana, Mexico assembly facility.

  •
  The Company plans to eliminate the manufacturing of its non-space military and aerospace products in its Santa Clara, California facility by July 2004. In the future, many of the current activities in these areas will be handled by subcontractors. Associated with this reduction in manufacturing activities, certain assets with a net book value of $3.3 million, were written down by $1.4 million.

  •
  $11.7 million in other miscellaneous items were charged, including $6.9 million in contract termination and settlement costs and $4.8 million in other impaired asset charges and relocation costs.

        As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. As of June 30, 2003, the Company had disposed of $2.6 million of these inventories, which did not have a material impact on gross margin for the year ended.

        Asset impairments were calculated in accordance with SFAS No. 144. In determining the asset groups, the Company grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired the Company evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from our initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses. Based on this, the Company determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

        For the year ended June 30, 2003, the Company recorded $15.9 million in severance termination costs related to approximately 710 administrative, operating and manufacturing positions, and $2.3 million in costs to terminate a pension plan at its manufacturing facility in Oxted, England. The severance charges associated with the elimination of positions, which included the 710 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities". The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change. Including the liability accrued prior to the Company's December 2002 restructuring initiatives, the accrued severance and pension liabilities for the year ended June 30, 2003 are as follows (in 000's):

	Accrued Pension Liability	Accrued Severance Liability	Total Liability
Balance, June 30, 2002	$701	$6,934	$7,635
Costs incurred or charged to "other expense"	604	—	604
Costs incurred or charged to "impairment of assets, restructuring, severance and other charges"	2,292	15,991	18,283
Purchase price adjustment to TechnoFusion GmbH severance costs	—	4,823	4,823
Costs paid	(639)	(10,482)	(11,121)
Foreign exchange impact	56	(726)	(670)

Balance, June 30, 2003	$3,014	$16,540	$19,554

7. Insurance Claim

        In June 2000, some equipment in one of the Company's wafer fabrication lines was damaged by exposure to hazardous materials. Remediation and repairs to the fabrication line continued throughout fiscal 2003. The Company carried insurance, underwritten by Zurich Financial Services Group ("Zurich"), for both property losses and business interruption.

        During fiscal 2002, the Company reached a final settlement with Zurich for $42 million. During fiscal 2002 and 2001, the Company received $18.0 million and $15.0 million, respectively, and the remaining $9.0 million was recorded as a receivable at June 30, 2002 and collected in July 2002.

        During fiscal 2003, 2002 and 2001, the Company recorded manufacturing cost reimbursements of $1.4 million, $11.4 million and $4.0 million, respectively, within cost of sales. During fiscal 2001, an additional, $3.5 million was recorded as revenue relating to amounts reimbursed for sales lost as a result of the interruption. The Company had cash outlays of $15.9 million for equipment purchases and repairs and restorations. During fiscal 2002, as a result of the settlement, the Company recorded a non-recurring $4.0 million gain on involuntary conversion of equipment in other income and expense. This gain primarily represents the excess of the proceeds received and used to replace the damaged equipment over the net book value of the replaced equipment. During fiscal 2002, the Company determined the net gain on the settlement of the claim to be $3.4 million, which was recorded within other income and expense for the year ended June 30, 2002. The remaining balance of the insurance settlement of $3.8 million was included in accrued liabilities at June 30, 2002. The accrued balance was deferred for additional subcontractor costs and equipment repairs and restorations to be made. During fiscal 2003, the Company determined that no material costs or restorations remain beyond the $1.4 million made on the damaged equipment, and therefore, recognized the $2.4 million balance of settlement gains in other income and expense.

8. Geographic Information and Foreign Operations

        The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. Geographic information for the fiscal years ended June 30, 2003, 2002 and 2001 is presented below (in 000's):

	2003	2002	2001
Revenues from Unaffiliated Customers
North America	$283,015	$230,118	$374,438
Asia	346,779	295,865	340,238
Europe	192,660	146,677	212,779

Subtotal	822,454	672,660	927,455
Royalties (Unallocated)	41,989	47,569	51,130

Total	$864,443	$720,229	$978,585

Long-lived Assets
North America	$486,327	$549,085	$493,458
Asia	15,066	9,099	9,479
Europe	216,600	190,206	34,344

Total	$717,993	$748,390	$537,281

        No customer accounted for more than ten percent of the Company's consolidated net revenues in fiscal 2003, 2002 or 2001. No customer accounted for more than 10 percent of the Company's accounts receivable at June 30, 2003. One customer accounted for 11 percent of the Company's accounts receivable at June 30, 2002.

9. Income Taxes

        Income (Loss) before income taxes for the fiscal years ended June 30, 2003, 2002 and 2001 is as follows (in 000's):

	2003	2002	2001
Domestic	$(149,668)	$49,245	$47,771
Foreign	23,470	16,566	70,610

	$(126,198)	$65,811	$118,381

        The provision (benefit) for income taxes for the fiscal years ended June 30, 2003, 2002 and 2001 is as follows (in 000's):

	2003	2002	2001
Current income taxes:
Domestic	$5,734	$10,579	$30,742
Foreign	17,831	8,366	22,649

	$23,565	$18,945	$53,391

Deferred income taxes:
Domestic	(56,596)	$1,180	$(22,853)
Foreign	(3,528)	(3,014)	194

	(60,124)	(1,834)	(22,659)

Total provision (benefit)	$(36,559)	$17,111	$30,732

        The Company's effective tax rate on pretax income differs from the U.S. Federal Statutory tax rate for the fiscal years ended June 30, 2003, 2002 and 2001 as follows:

	2003	2002	2001
Statutory tax rate	(35.0)%	35.0%	35.0%
Foreign tax differential	9.5	2.7	6.4
Foreign tax credit benefit	(1.7)	(4.2)	(9.8)
Research tax credit benefit	(2.6)	(10.6)	(14.0)
State taxes, net of federal tax benefit	(2.4)	1.7	5.6
Other, net	3.2	1.4	2.8

	(29.0)%	26.0%	26.0%

        In connection with the acquisition of TechnoFusion GmbH, the Company acquired certain net deferred tax liabilities of approximately $0.1 million. In connection with the acquisition of European Semiconductor Manufacturing, Ltd. ("ESM"), the Company acquired deferred tax assets generated from ESM's net operating loss carryforwards of $49.9 million. At fiscal year-end 2002, a full valuation allowance was placed on the deferred tax asset of ESM. During fiscal 2003, the Company determined that expected manufacturing volumes and profits at the ESM foundry would recover a portion of the deferred tax asset. As such, the Company adjusted the purchased goodwill of $26.6 million as of June 30, 2003, to $0. The net deferred tax assets were adjusted accordingly.

        The major components of the net deferred tax asset (liability) as of June 30, 2003 and 2002 are as follows (in 000's):

	2003	2002
Deferred tax liabilities:
Depreciation	$12,475	$(21,220)
Effect of state taxes	(6,124)	(3,535)
Other	(5,035)	(4,918)

Total deferred tax liabilities	1,316	(29,673)

Deferred tax assets:
Financial statement reserves	8,231	7,722
Credit carryovers	81,732	73,983
Impairment of assets, restructuring and severance charges	66,598	23,245
Net operating loss carryovers	12,883	8,931
Other	11,488	4,782

Total deferred tax assets	180,932	118,663

Valuation allowance	(82,442)	(70,056)

Net deferred tax asset	$99,806	$18,934

        The Company has approximately $7.2 million and $41.2 million of federal foreign tax credits and research and development tax credit carryforwards, respectively, before valuation allowance, available to reduce income taxes otherwise payable, which expire from 2004 to 2023. Furthermore, the Company has approximately $3.5 million of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax. Before valuation allowances, the Company has $4.2 million of state investment tax credits that expire from 2004 to 2011, and $25.5 million in state research and development tax credits that carry forward indefinitely.

        Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of net operating losses ("NOL") and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). As of June 30, 2003, no ownership change has occurred which would limit the Company's utilization of its NOL or credit carryovers.

        The Company has NOL carryforwards for U.S. federal, United Kingdom and Italy purposes of approximately $1.0 million, $27.3 million and $11.5 million, respectively. The NOLs begin to expire in 2022, indefinitely and 2007, respectively, with certain limitations.

        Realization of deferred tax assets is dependent upon generating sufficient taxable income. The Company believes that there is a risk that certain deferred tax assets may result in no benefit and, accordingly, has established a valuation allowance of $82.4 million against them. During fiscal 2003, the valuation allowance against ESM's deferred tax asset generated from its NOLs was reduced from $49.9 million to $16.2 million, which reduced purchased goodwill to $0 as of June 30, 2003. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies (see Note 14).

        The Company is currently under audit by various tax authorities. The Company believes that resolution of the audits will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

10. Net Income (Loss) per Common Share

        The reconciliation of the numerator and denominator of the net income (loss) per common share-basic and diluted determined in accordance with SFAS No. 128, "Earnings per Share," is as follows for the years ended June 30, 2003, 2002 and 2001 (in 000's except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended June 30, 2001
Net income per common share—basic	$87,649	62,215	$1.41
Effect of dilutive securities: Stock options	—	2,585	(0.06)

Net income per common share—diluted	$87,649	64,800	$1.35

Year ended June 30, 2002
Net income per common share—basic	$48,700	63,390	$0.77
Effect of dilutive securities:
Stock options	—	1,881	(0.02)

Net income per common share—diluted	$48,700	65,271	$0.75

Year ended June 30, 2003
Net loss per common share—basic	$(89,639)	63,982	$(1.40)
Effect of dilutive securities:
Stock options	—	—	—

Net loss per common share—diluted	$(89,639)	63,982	$(1.40)

        The conversion effect of the Convertible Subordinated Notes into 7,439,000 shares of common stock were excluded from the computation of "net income (loss) per share—diluted", since such effect would be anti-dilutive for all periods presented. Additionally, 859 shares of the Company's stock options for the year ended June 30, 2003, were excluded from the "net loss per common share—diluted" calculation, since including those shares would be anti-dilutive.

11. Environmental Matters

        Federal, state and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes. The Company does not believe that compliance with such laws and regulations as now in effect will have a material adverse effect on the Company's results of operations, financial position or cash flows.

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

        The Company received a letter in June 2001 from a law firm representing UDT Sensors, Inc. relating to environmental contamination (chlorinated solvents such as trichlorethene) assertedly found in UDT's properties in Hawthorne, California. The letter alleges that the Company operated a manufacturing business at that location in the 1970's and/or 1980's and that it may have liability in connection with the claimed contamination. The Company has made no accrual for any potential losses since there has been no assertion of specific facts on which to form the basis for determination of liability.

12. Commitments

        The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 2003 are as follows (in 000's):

Fiscal Years	Capital Leases	Operating Leases	Total Commitments
2004	$1,182	$20,423	$21,605
2005	—	10,725	10,725
2006	—	6,481	6,481
2007	—	5,264	5,264
2008 and later	—	9,529	9,529
Less imputed interest	(6)	—	(6)

Total minimum lease payments	$1,176	$52,422	$53,598

        Total rental expense on all operating leases charged to income was $10.3 million, $10.0 million, and $6.4 million in fiscal 2003, 2002 and 2001, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $8.4 million at June 30, 2003.

13. Litigation

        The Company and certain of its directors and officers were named as defendants in three class action lawsuits filed in Federal District Court for the Central District of California in 1991. These suits sought unspecified but substantial compensatory and punitive damages for alleged intentional and negligent misrepresentations and violations of the federal securities laws in connection with the public offering of the Company's common stock completed in April 1991 and the redemption and conversion in June 1991 of the Company's 9 Percent Convertible Subordinated Debentures due 2010. They also allege that the Company's projections for growth in fiscal 1992 were materially misleading. In June 2003, the court approved a settlement and dismissal of all actions, without any payment by the Company or any of the defendants.

        In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699, 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2002, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS "and all persons in active concert or participation with them who receive actual notice" of the injunction from "making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by" the Company's U.S. patents 4,959,699, 5,008,725 and/or 5,130,767. In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In the Federal District Court, in August 2002, following trial on damages issues, the jury awarded the Company $9.1 million in compensatory damages. In October 2002, the Federal District Court trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney's fees for a total monetary judgment of $29.5 million. IXYS has appealed to the Court of Appeals, which has issued a temporary stay of the judgment pending review of the merits. Oral arguments on the merits took place before the Court in July 2003 and a ruling has not yet been issued. In January 2002, IXYS filed suit in the Federal Northern District of California alleging infringement of its U.S. patents 4,636,580, 4,670,771, 4,970,576, 4,483,810 and 4,505,418. In the latter suit, the court dismissed all of IXYS's claims, pursuant to a stipulation of the parties.

        IXYS has appealed the $29.5 million judgment and the ultimate outcome is contingent on the Court of Appeals' ruling. Accordingly, the Company has not included any amounts related to the judgment in the current fiscal year's income as such amount represents a contingent gain per SFAS No. 5.

        In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. and affiliated companies alleging infringement of certain of its U.S. patents. The Company amended its complaint in October 2002, alleging infringement of certain other of IR's patents. The suit sought damages and such other relief as is customary in such matters. Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse. At the Company's request, the District Court issued a preliminary injunction against certain infringing acts and, as a result of further action by the Court of Appeals for the Federal Circuit, since August 2, 2002, the Hitachi defendants have been enjoined from making, using, offering for sale or selling in, or importing into the United States, certain Hitachi planar power MOSFETs. During fiscal 2003, the Company added Renesas Technology Corp (and its U.S. affiliate) to such suit as additional parties defendant. Renesas Technology Corp is a joint venture comprised of Hitachi (55 percent) and Mitsubishi Electric Corporation (45 percent). Trial in the case is scheduled for October 2003 but will likely be postponed by the Court to a later date until after a ruling has been rendered by the Court of Appeals on the injunction. Oral argument on the merits took place before the Court in July 2003, and a ruling has not yet been issued. Hitachi filed suit against the Company in the Federal Northern

District of California in April 2002 on its U.S. patent 5,101,244. The latter suit was transferred to, and has been consolidated with our suit pending in the Central District of California. The Court in July 2003 granted our motion for summary judgment of non-infringement of the Hitachi patent. IR and Hitachi have filed suit against each other in Tokyo, Japan, District Court alleging infringement of certain of their respective Japanese patents. The parties seek an injunction in these Japanese actions.

14. Acquisitions

        In the fourth quarter fiscal 2002, the Company acquired the business of TechnoFusion GmbH ("TechnoFusion"), a supplier of power generation systems for automotive electronics, and certain related assets in the United States from Royal Philips Electronics. Total consideration for TechnoFusion and the related assets was approximately $55 million, of which approximately $39 million was recorded as goodwill. During fiscal 2003, the Company determined the final severance liability owed to TechnoFusion's employees under their social plan, which increased the liability, and goodwill accordingly, by $4.8 million.

        In the third quarter fiscal 2002, the Company acquired certain business assets of European Semiconductor Manufacturing, Ltd. ("ESM") (among them building and equipment). The acquisition included 80,000 square feet of wafer fabrication capacity with mixed-signal and analog process capabilities. Total consideration for ESM was approximately $85 million, of which approximately $25 million was recorded as goodwill. As of fiscal year-end 2002, the Company placed a full valuation allowance on ESM's deferred tax asset generated from its NOLs, pending further determination of the asset's recoverability. During fiscal 2003, the Company determined that expected manufacturing volumes and profits at the ESM foundry would recover a portion of the deferred tax asset. As such, the Company adjusted the preliminary purchased goodwill, whose balance was $26.6 million including additional transaction costs and foreign exchange impacts as of June 30, 2003, to $0 (see Note 9).

        Also during the third quarter fiscal 2002, the Company acquired certain business assets of Fairchild Semiconductor Corporation ("Fairchild"). The acquisition of Fairchild's "high reliability" power MOSFET line increased the Company's power management product offerings for defense and aerospace applications. Total consideration for the Fairchild transaction was approximately $30 million, of which approximately $27 million was recorded as goodwill.

        All acquisitions were accounted for under the purchase method of accounting. The purchase price allocations were based on estimated fair values at the date of acquisitions, pending final determination of certain balances. The financial results of the acquisitions have been included in the Company's consolidated financial statements from the date of the acquisitions. The Company's consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amounts for the fiscal years 2003 and 2002 had the acquisitions occurred at the beginning of the respective periods.

15. Related Party Transactions

        As discussed in Note 2, the Company holds as strategic investment common stock of Nihon, a related party. At June 30, 2003 and 2002, the Company owned approximately 17.5 percent and 15 percent, respectively, of the outstanding shares of Nihon. The Company's Chief Financial Officer is the Chairman of the Board of Nihon. In addition, the general manager of the Company's Japan subsidiary is a director of Nihon. Although the Company has representation on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 2).

        In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products. The estimated value of the licensing and manufacturing agreements are $5.4 million and $2.0 million, respectively, of which $2.5 million was recognized as revenue for the fiscal year ended June 30, 2003. No revenue was recognized under these agreements for the fiscal year ended June 30, 2002.

16. Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows (in 000's except per share amounts)

	Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) Per Common Share — Basic	Net Income (Loss) Per Common Share — Diluted
2003
1st Quarter (1)	$212,161	$74,275	$10,971	$0.17	$0.17
2nd Quarter (2)	209,535	62,097	(121,298)	(1.90)	(1.90)
3rd Quarter (3)	214,377	71,871	7,451	0.12	0.11
4th Quarter (4)	228,370	79,567	13,237	0.21	0.20
2002
1st Quarter	$168,489	$59,913	$9,601	$0.15	$0.15
2nd Quarter	172,090	60,581	10,772	0.17	0.17
3rd Quarter	178,633	62,645	12,207	0.19	0.19
4th Quarter	201,017	73,720	16,120	0.25	0.25

(1)
First quarter 2003 included $3.8 million of severance termination costs in Net Loss and Net Loss per Common Share—Basic and Diluted.

(2)
Second quarter 2003 included $6.0 million write-down of raw material and work-in-process inventory in Gross Profit, and $173.8 million in asset impairment, restructuring, severance and other charges related to the Company's previously announced restructuring initiatives in Net Loss and Net Loss per Common Share—Basic and Diluted.

(3)
Third quarter 2003 included $3.8 million of severance and pension plan closure costs related to the second quarter restructuring initiatives in Net Loss and Net Loss per Common Share—Basic and Diluted.

(4)
Fourth quarter 2003 included $6.4 million of severance and pension plan and other plant closure costs related to the second quarter restructuring initiatives in Net Loss and Net Loss per Common Share—Basic and Diluted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

        For information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement for its annual meeting of stockholders, to be held November 24, 2003, which will be filed with the Securities and Exchange Commission within 120 days after July 6, 2003, and which is incorporated herein by reference. Certain information concerning the executive officers of the Company is included in Part I. See "Additional Item" on page 12.

Item 14. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

        The term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's Chief Executive Officer, Alexander Lidow, and Chief Financial Officer, Michael P. McGee, with the participation of the Company's management, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this report, such controls and procedures are effective in making known to them material information related to the Company (including its consolidated subsidiaries) required to be included in this report.

        Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

  (b)
  Changes in internal controls

        There was no change in the Company's internal control over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 15. Principal Accountants' Fees and Services

        The following lists the principal accountants' fees and services for the fiscal year ended June 30, 2003 and 2002 (in 000's):

	2002	2003
Audit fees	$757	$721
Audit-related fees (1)	400	243
Tax-related services	188	214
All other fees (2)	60	35

Total principal accountants' fees and services	$1,405	$1,213

(1)
Audit-related fees were comprised of assurance services over the Company's royalty income for the fiscal years ended June 30, 2003 and 2002.

(2)
All other fees were comprised of technical accounting consultation fees for the fiscal years ended June 30, 2003 and 2002.

        Commencing January 2003, the Company's policies and procedures require that all fees and services performed by the principal auditor be pre-approved by the Company's Audit Committee. Accordingly, all of the engagements reflected above, following the institution of such policy, have been pre-approved by the Audit Committee. With respect to the audit of the Company's financial statements for the fiscal year ended 2003 and 2002, no work was performed by persons other than the principal accountant's full-time, permanent employees.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a.
  Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 26.

  b.
  Reports on Form 8-K: None.

  c.
  Exhibits filed as part of this report are listed on the Exhibit Index on page 69.

EXHIBIT INDEX

        Incorporated By Reference:

Exhibit No.	Item	Document
3(a)	Certificate of Incorporation of the Company, as amended to date	Report on Form 10-Q for the quarterly period ended December 31, 1990, as amended by Form 8 dated March 6 and March 12, 1991 as filed with the Securities and Exchange Commission, File No. 1-7935 (Exhibit 3(a))
3(b)	Amended and Restated Bylaws of the Company	Form 10-Q—for the quarterly period ended March 31, 1995 as filed with the Securities and Exchange Commission, File No. 1-7935
3(c)	Certificate of Amendment of Certificate of Incorporation dated as of November 29, 1995	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1997, Commission File No. 1-7935
3(d)	First Amendment to Amended and Restated Bylaws of the Company, dated August 25, 1997	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1999, Commission File No. 1-7935
3(e)	Second Amendment to Amended and Restated Bylaws of the Company, dated November 21, 2000	Form 10-Q—for the quarterly period ended December 31, 2000 as filed with the Securities and Exchange Commission, File No. 1-7935
4(a)	Amended and Restated Rights Agreement between International Rectifier Corporation and Chase Mellon Shareholder Services, LLC, dated as of December 15, 1998	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1999, Commission File No. 1-7935
4(b)
	Indenture, dated as of July 19, 2000, between International Rectifier Corporation and Wells Fargo Bank Minnesota, National Association, as Trustee, including the form of 4-1/4% Convertible Subordinated Note Due 2007 attached as Exhibit A thereto	Exhibit 4.1 to Current Report on Form 8-K filed July 28, 2000
4(c)
	Registration Rights Agreement, dated as of July 19, 2000, by and among International Rectifier Corporation, as Issuer, and Morgan Stanley & Co. Incorporated, J.P. Morgan & Co. and Banc of America Securities LLC	Exhibit 4.2 to Current Report on Form 8-K filed July 28, 2000

10(e)	Amendment to International Rectifier Corporation 1984 Stock Participation Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-53589 (Exhibit 4.1)
10(g)	Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow and amended as of April 12, 1995	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Years Ended June 30, 1991 and 1995, Commission File No. 1-7935
10(h)	International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow dated October 24, 1995 and amended as of February 22, 1996	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1996, Commission File No. 1-7935
10(y)	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-46901
10(z)	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-41363
10(aa)	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration No. 33-57575
10(ab)	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935
10(ac)	Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996 and June 22, 1998	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935
10(ad)	Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996, June 22, 1998, and August 5, 1998	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935
10(ae)	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998 and August 5, 1998	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1998, Commission File No. 1-7935

10(ag)	First Amendment dated September 29, 1999, to Consulting, Nondisclosure, Severance and Resignation Agreement between Derek Lidow and International Rectifier Corporation, dated as of May 10, 1999	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for Fiscal Year Ended June 30, 1999, Commission File No. 1-7935
10(ah)	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-37308 (Exhibit 4)
10(ai)	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-41904
10(aj)	Credit Agreement dated as of November 2000 among International Rectifier Corporation, and the initial lenders named therein, BNP Paribas, as sole arranger	Form 10-Q—for the quarterly period ended September 30, 2000 as filed with the Securities and Exchange Commission, File No. 1-7935
10(ak)
	Form of Security Agreement, dated as of November 2, 2000, entered into by and between the grantors named therein and BNP Paribas as agent, in connection with Credit Agreement, dated as of November 2, 2000	Form 10-Q—for the quarterly period ended September 30, 2000 as filed with the Securities and Exchange Commission, File No. 1-7935
10(al)	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Registration Statement on Form S-8 as filed with the Securities and Exchange Commission, Registration Number 333-57608
10(am)	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q—for the quarterly period ended March 31, 2002 as filed with the Securities and Exchange Commission, File No. 1-7935
10(an)	Amendment, dated as of March 22, 2001, to ISDA Master Agreement dated as of July 1, 1999, between International Rectifier and BNP Paribas	Form 10-Q—for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission, File No. 1-7935
10(ao)	Executive Agreement dated June 28, 2001 between International Rectifier Corporation and Gerald Koris	Form 10-K—Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for Fiscal Year Ended June 30, 2002, Commission File No. 1-7935

Submitted Herewith:

        See page 23 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

21	List of Subsidiaries
23	Consent of Independent Accountants
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
By:	/s/ MICHAEL P. MCGEE Michael P. McGee Executive Vice President and Chief Financial Officer

Date: October 6, 2003

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

Signatures	Title	Date

/s/ ERIC LIDOW Eric Lidow	Chairman of the Board	October 6, 2003
/s/ ALEXANDER LIDOW Alexander Lidow	Director, Chief Executive Officer	October 6, 2003
/s/ ROBERT J. MUELLER Robert J. Mueller	Director, Executive Vice President	October 6, 2003
/s/ JACK O. VANCE Jack O. Vance	Director	October 6, 2003
/s/ ROCHUS E. VOGT Rochus E. Vogt	Director	October 6, 2003
/s/ JAMES D. PLUMMER James D. Plummer	Director	October 6, 2003
/s/ MINORU MATSUDA Minoru Matsuda	Director	October 6, 2003

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 30, 2003, 2002 and 2001
(In 000's)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other	Deductions (1)	Balance at End of Period
2003
Allowance for doubtful accounts	$1,151	$1,143	—	$(2,231)	$63
Deferred tax valuation allowance	70,056	12,386	—	—	82,442
Inventory valuation reserve	24,871	8,040	—	(11,849)	21,062
2002
Allowance for doubtful accounts	$1,798	$399	—	$(1,046)	$1,151
Deferred tax valuation allowance (2)	16,462	3,732	49,862	—	70,056
Inventory valuation reserve (3)	51,630	11,428	—	(38,187)	24,871
2001
Allowance for doubtful accounts	$1,280	$642	—	$(124)	$1,798
Deferred tax valuation allowance	12,609	4,781	—	(928)	16,462
Inventory valuation reserve	4,469	52,344	—	(5,183)	51,630

(1)
Deductions include the write-off of uncollectible amounts with respect to trade accounts receivable, obsolete and scrap inventory, revaluation or federal and state valuation allowance, and the effects of SFAS No. 52, "Foreign Currency Translations."

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
  Item 5. Market for the Registrants' Common Equity and Related Stockholders Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements and Financial Statement Schedule
REPORT OF INDEPENDENT AUDITORS
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In 000's except per share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In 000's except share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In 000's except share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In 000's)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 14. Controls and Procedures
  Item 15. Principal Accountants' Fees and Services
PART IV
EXHIBIT INDEX
SIGNATURES
  SCHEDULE II