Form 10-Q
period 2003-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2003-11-19
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

There were 64,295,053 shares of the registrant’s common stock, par value $1.00 per share, outstanding on November 12, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands except per share amounts)

	Three Months Ended September 30,
	2003	2002

Revenues	$234,129	$212,161
Cost of sales	149,985	137,886
Gross profit	84,144	74,275

Selling and administrative expense	36,583	34,791
Research and development expense	20,663	19,531
Amortization of acquisition-related intangibles	1,389	1,327
Impairment of assets, restructuring and severance	4,029	3,838
Other (income) expense, net	261	(308)
Interest (income) expense, net	(795)	661
Income before income taxes	22,014	14,435

Provision for income taxes	5,283	3,464
Net income	$16,731	$10,971

Net income per common share – basic	$0.26	$0.17

Net income per common share – diluted	$0.25	$0.17

Average common shares outstanding – basic	64,496	63,800

Average common shares and potentially dilutive securities outstanding – diluted	66,869	64,744

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,
	2003	2002

Net income	$16,731	$10,971

Other comprehensive income:
Foreign currency translation adjustments	3,543	1,355

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of ($4,517) and $1,613, respectively	7,690	(1,343)
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of $2,509 and ($2,351), respectively	(4,272)	4,003
Less: Reclassification adjustments of net losses on available-for- sale securities and foreign currency forward contract	(1,382)	(850)

Other comprehensive income	5,579	3,165

Comprehensive income	$22,310	$14,136

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

	September 30, 2003	June 30, 2003
		(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$377,737	$350,798
Short-term cash investments	135,008	141,674
Trade accounts receivable, net	141,104	138,097
Inventories	165,596	173,577
Deferred income taxes	27,800	32,211
Prepaid expenses and other receivables	44,507	38,482
Total current assets	891,752	874,839
Long-term cash investments	198,963	229,020
Property, plant and equipment, net	351,071	346,557
Goodwill	137,622	136,818
Acquisition-related intangible assets, net	32,533	33,801
Long-term deferred income taxes	71,959	71,888
Other assets	130,189	128,929
Total assets	$1,814,089	$1,821,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$23,307	$17,121
Long-term debt, due within one year	1,126	1,183
Accounts payable	64,409	86,911
Accrued salaries, wages and commissions	25,369	28,951
Other accrued expenses	62,131	77,567
Total current liabilities	176,342	211,733
Long-term debt, less current maturities	570,194	579,379
Other long-term liabilities	15,203	14,208
Deferred income taxes	10,498	4,293
Stockholders’ equity:
Common stock	64,590	64,186
Capital contributed in excess of par value of shares	706,345	699,446
Retained earnings	224,646	207,915
Accumulated other comprehensive income	46,271	40,692
Total stockholders’ equity	1,041,852	1,012,239
Total liabilities and stockholders’ equity	$1,814,089	$1,821,852

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2003	2002

Cash flow from operating activities:
Net income	$16,731	$10,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,220	16,615
Amortization of acquisition-related intangible assets	1,389	1,327
Unrealized (gains) losses on swap transactions	(737)	768
Deferred income taxes	17	2,937
Tax benefit from options exercised	1,469	184
Change in operating assets and liabilities, net	(30,900)	(22,893)
Net cash provided by operating activities	1,189	9,909

Cash flow from investing activities:
Additions to property, plant and equipment	(15,916)	(16,868)
Proceeds from sale of property, plant and equipment	1	34
Sale or maturities of cash investments	154,359	132,227
Purchase of cash investments	(122,056)	(114,410)
Change in other investing activities, net	670	(2,135)
Net cash provided by (used in) investing activities	17,058	(1,152)

Cash flow from financing activities:
Proceeds from short-term debt, net	5,763	1,318
Repayments of long-term debt	(40)	(37)
Repayments of obligations under capital leases	(85)	(242)
Proceeds from issuance of common stock and exercise of stock options	5,834	2,804
Other, net	(2,526)	932
Net cash provided by financing activities	8,946	4,775

Effect of exchange rate changes on cash and cash equivalents	(254)	4,744
Net increase in cash and cash equivalents	26,939	18,276
Cash and cash equivalents, beginning of period	350,798	240,430

Cash and cash equivalents, end of period	$377,737	$258,706

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

1.             Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company at September 30, 2003, the consolidated results of operations and the consolidated cash flows for the three months ended September 30, 2003 and 2002.  The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

The Company operates on a 52-53 week fiscal year under which the three months ended September 2003 and 2002 consisted of 13 weeks ending October 5, 2003 and September 29, 2002, respectively.  For ease of presenting the accompanying consolidated financial statements, the fiscal quarter-end for all periods presented is shown as September 30 or June 30.  Fiscal 2004 will consist of 52 weeks ending July 4, 2004.

Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

2.             Net Income Per Common Share

Net income per common share - basic is computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share - diluted is similar to the computation of net income per common share - basic except that the denominator is increased to include the number of additional common shares, such as options, that would have been outstanding using the treasury stock method for the exercise of options.  The Company’s use of the treasury stock method also reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 30, 2003 and 2002 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2003
Net income per common share – basic	$16,731	64,496	$0.26
Effect of dilutive securities:
Stock options	—	2,373	(.01)
Net income per common share – diluted	$16,731	66,869	$0.25

Three months ended September 30, 2002
Net income per common share – basic	$10,971	63,800	$0.17
Effect of dilutive securities:
Stock options	—	944	—
Net income per common share – diluted	$10,971	64,744	$0.17

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock has not been included in the computation of diluted income per share for each period presented since such effect would be anti-dilutive.

3.             Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities with effective maturities of no greater than 36 months.  At September 30, 2003 and June 30, 2003, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.

Cash, cash equivalents and cash investments as of September 30, 2003 and June 30, 2003 are summarized as follows (in thousands):

	September 30, 2003	June 30, 2003
		(Audited)
Cash and cash equivalents	$377,737	$350,798
Short-term cash investments	135,008	141,674
Long-term cash investments	198,963	229,020
Total cash, cash equivalents and cash investments	$711,708	$721,492

Available-for-sale securities as of September 30, 2003 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain (Loss)	Market Value
Corporate debt	$81,338	$279	$(41)	$238	$81,576
U.S. government and agency obligations	44,286	29	(2)	27	44,313
Other debt	9,120	2	(3)	(1)	9,119
Total short-term cash investments	$134,744	$310	$(46)	$264	$135,008

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain (Loss)	Market Value
Corporate debt	$98,079	$350	$(64)	$286	$98,365
U.S. government and agency obligations	42,542	81	(30)	51	42,593
Other debt	58,109	126	(230)	(104)	58,005
Total long-term cash investments	$198,730	$557	$(324)	$233	$198,963

Available-for-sale securities as of June 30, 2003 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$85,871	$428	$(71)	$357	$86,228
U.S. government and agency obligations	42,612	49	(2)	47	42,659
Other debt	12,768	19	—	19	12,787
Total short-term cash investments	$141,251	$496	$(73)	$423	$141,674

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$124,079	$1,829	$(77)	$1,752	$125,831
U.S. government and agency obligations	35,643	130	(4)	126	35,769
Other debt	67,119	373	(72)	301	67,420
Total long-term cash investments	$226,841	$2,332	$(153)	$2,179	$229,020

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 15.  The Company accounts for these available-for-sale investments under SFAS 115.  These stocks are traded on the Tokyo Stock Exchange.  The market values of the equity investments at September 30, 2003 and June 30, 2003 were $55.9 million and $43.2 million, respectively, and were included in other long-term assets.  Mark-to-market gains (losses), net of tax, of $8.0 million and ($2.6) million for the three months ended September 30, 2003 and 2002, respectively, were included in other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at September 30, 2003, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$134,744	$135,008
Due in 1-2 years	148,568	148,943
Due in 2-5 years	37,354	37,231
Due after 5 years	12,808	12,789
Total cash investments	$333,474	$333,971

In accordance with the Company’s investment policy, the effective maturity dates may be less than the contractual maturity dates as indicated in the table above, as cash investments are held for no longer than three years.

Gross realized gains were $1.6 million and gross realized losses were $0.1 million for the three months ended September 30, 2003.  Gross realized gains were $1.4 million and gross realized losses were $1.1 million for the three months ended September 30, 2002.  The cost of marketable securities sold is determined by the weighted average cost method.

4.             Derivative Financial Instruments

Foreign Currency Risk

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan.  The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At September 30, 2003, 10 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The market value of the forward contract included in other long-term assets was ($0.9) million and $6.4 million at

September 30, 2003 and June 30, 2003, respectively.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were ($4.3) million and $4.0 million for the three months ended September 30, 2003 and 2002, respectively.  At September 30, 2003, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $24.9 million and $22.7 million in notional amounts of forward contracts not designated as hedges at September 30, 2003 and June 30, 2003, respectively.  Net unrealized and realized exchange gains (losses) recognized in earnings were less than $1 million for the three months ended September 30, 2003 and 2002.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its outstanding convertible debt (the “Debt”) (see Note 8).  At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate the Company has paid since the Transaction has averaged 2.0%, compared to a coupon of 4.25% on the Debt.  During the three months ended September 30, 2003 and 2002, this arrangement reduced interest expense by $3.4 million and $2.5 million, respectively.

Accounted for as a fair value hedge under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, the Company uses a regression analysis.  To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, the Company discounts the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, the Company’s ability to call the Debt is considered in assessing the effectiveness of the hedging relationship.  For those years that are projected to include at least a portion of redemption of the convertible debentures, the Company employs a valuation model known as a Monte Carlo simulation.  This simulation allows the Company to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  The market value of the Transaction was $15.8 million and $23.7 million at September 30, 2003 and June 30, 2003, respectively, and was included in other long-term assets.

In support of the Company’s obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $11.5 million and an additional collateral requirement for the Transaction, as determined periodically.  At September 30, 2003, $11.5 million in letters of credit were outstanding related to the Transaction.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the Contract the Company has an option to receive a payout from Lehman covering the Company’s exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at September 30, 2003 and June 30, 2003 was $1.6 million and $1.4 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of $0.2 million and ($1.5) million, for the three months ended September 30, 2003 and 2002, respectively, were charged to interest expense.

5.             Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at September 30, 2003 and June 30, 2003 were comprised of the following (in thousands):

	September 30, 2003	June 30, 2003
		(Audited)
Raw materials	$29,375	$29,172
Work-in-process	66,645	64,642
Finished goods	69,576	79,763
Total inventories	$165,596	$173,577

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

At September 30, 2003 and June 30, 2003, goodwill and acquisition-related intangible assets included the following (in thousands):

		September 30, 2003		June 30, 2003
				(Audited)
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill		$137,622	$—	$136,818	$—

Acquisition-related intangible assets:
Complete technology	4 – 12	23,944	(6,677)	23,823	(5,989)
Distribution rights and customer lists	5 – 12	15,454	(4,488)	15,454	(4,097)
Intellectual property and other	5 – 12	7,313	(3,013)	7,313	(2,703)
Total acquisition-related intangible assets		$46,711	$(14,178)	$46,590	$(12,789)

The changes in the carrying amount of goodwill for the period ended September 30, 2003 and June 30, 2003 are as follows (in thousands):

Goodwill
Balance, June 30, 2002	$152,216
Purchase price adjustments	(24,003)
Foreign exchange impact	8,605
Balance, June 30, 2003	136,818
Foreign exchange impact	804
Balance, September 30, 2003	$137,622

As of September 30, 2003, estimated amortization expense for the next five years are as follows (in thousands): fiscal 2005: $5,330; fiscal 2006: $4,859; fiscal 2007: $4,169; fiscal 2008: $3,425; and fiscal 2009: $3,108.

7.             Other accrued expenses

Other accrued expenses at September 30, 2003 and June 30, 2003 were comprised of the following (in thousands):

	September 30, 2003	June 30, 2003
		(Audited)
Accrued taxes	$20,525	$32,385
Short-term severance liability	14,854	15,748
Other accrued expenses	26,752	29,434
Total accrued expenses	$62,131	$77,567

8.             Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at September 30, 2003 and June 30, 2003 is as follows (in thousands):

	September 30, 2003	June 30, 2003
		(Audited)
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $19,343 and $28,477 at September 30, 2003 and June 30, 2003, respectively)	$569,343	$578,477
Other loans and capitalized lease obligations	6,041	2,085
Debt, including current portion of long-term debt ($1,126 and $1,183 at September 30, 2003 and June 30, 2003, respectively)	575,384	580,562
Foreign unsecured revolving bank loans at rates from 1.20% to 4.31%	19,243	17,121
Total debt	$594,627	$597,683

In July 2000, the Company sold $550.0 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007.  The interest rate is 4.25 percent per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 2002.  The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments.  The notes are subordinated to all of the Company’s existing and future debt.  The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement.  In December 2002, the Company entered into the Transaction with the Bank, which converted the interest rate to variable and required that $412.5 million of the convertible notes be marked to market.  (See Note 4.)

In November 2000, the Company entered into a three-year syndicated multi-currency revolving credit facility led by BNP Paribas, that provided a credit line of $150.0 million, of which up to $100.0 million may be used for standby letters of credit.  The credit agreement allows borrowings by the Company’s foreign subsidiaries and provides funding for the Company’s general corporate purposes.  The facility bears interest at (i) local currency rates plus (ii) a margin between 0.25 percent and 1.125 percent for base rate advances and a margin of between 1.25 percent and 2.125 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the credit agreement is subject to a leverage ratio as determined by the credit agreement and was 0.5 percent of the unused portion of the credit facility at September 30, 2003.  The facility also contains certain financial and other covenants, with which the Company was in compliance at September 30, 2003.  The Company pledged as collateral shares of certain of its subsidiaries.  At September 30, 2003, under the credit agreement, the Company had $16.5 million borrowings and $13.4 million letters of credit outstanding.  At June 30, 2003, the Company had $16.3 million borrowings and $13.4 million letters of credit outstanding.  Of the letters of credit outstanding, $11.5 million were related to the swap transaction at September 30, 2003 and June 30, 2003.  At September 30, 2003, the Company had $158.9 million in total revolving lines of credit, of which $32.6 million had been utilized, consisting of $13.4 million in letters of credit and $19.2 million in foreign revolving bank loans, which is included in the table above.

In November 2003, the credit facility expired and the Company entered into a new three-year syndicated multi-currency revolving credit facility led by BNP Paribas.  The new facility provides a credit line of $150.0 million of which up to $150.0 million may be used for standby letters of credit.  The facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances.  Other principal terms of the new credit facility are substantially as the November 2000 facility.

9.             Impairment of Assets, Restructuring and Severance

During the fiscal quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions, de-emphasize its commodity business and accelerate the Company’s move to what it categorizes as proprietary products.  The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  The Company also planned to lower overhead costs across its support organizations.

The Company estimates that charges associated with the plan will be approximately $220 million. These charges will consist of approximately $189 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and approximately $25 million for severance.

For the quarter ended September 30, 2003 and 2002, the Company recorded $2.6 million and $3.8 million, respectively, in severance costs.  For the quarter ended September 30, 2003, the Company recorded an additional $1.4 million in relocation-related expenses.  These costs were accrued as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.

As of September 30, 2003, the Company had recorded $197.9 million in total restructuring-related charges, consisting of: $171.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $20.9 million for severance-related costs.   Components of the $171.0 million asset impairment, plant closure and other charges included the following items:

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

•                  As the Company emphasizes more advanced generation trench products, it expects the future revenue stream from its less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year-end 2003.  As of September 30, 2003, the Company is determining whether this facility can be used on a limited basis for research and development activities.

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

The Company is in the process of restructuring its manufacturing activities in Europe, which includes a review of its Swansea, Wales facility, a general purpose module facility.  Based on a review, the Company determined that this facility would be better suited to focus only on automotive applications.  The general purpose module assets at this facility, with a net book value of $13.6 million, was written down by $8.2 million.  In addition, the Company is moving most manufacturing activities from its recently acquired automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities.  The Company expects the move to be completed by approximately mid-calendar 2004.

The Company is also moving the majority of the production from its Venaria, Italy facility to its Mumbai, India facility, with targeted completion of December 2003, and eliminating manufacturing activities in its Oxted, England facility, which activity was completed as of September 2003.  The Oxted, England products were transferred to the Tijuana, Mexico assembly facility.

•                  The Company plans to eliminate the manufacturing of its non-space military products in its Santa Clara, California facility by July 2004. In the future, the Company’s non-space qualified products formerly manufactured in this facility will be handled by subcontractors. Associated with this reduction in manufacturing activities, certain assets with a net book value of $3.3 million, were written down by $1.4 million.

•                  $13.0 million in other miscellaneous items were charged, including $6.9 million in contract termination and settlement costs and $6.1 million in other impaired asset charges and relocation costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. As of June 30, 2003, the Company had disposed of $2.6 million of these inventories, which did not have a material impact on gross margin for the year ended.  As of September 30, 2003, the Company had not disposed of any additional inventories.

Asset impairments were calculated in accordance with SFAS No. 144.  In determining the asset groups, the Company grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired the Company evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from the Company’s initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses.  Based on this, the Company determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

As of September 30, 2003, as part of the December 2002 restructuring plan, the Company had recorded $18.6 million in severance termination costs related to approximately 820 administrative, operating and manufacturing positions, and $2.3 million in costs to terminate a pension plan at its manufacturing facility in Oxted, England.   The severance charges associated with the elimination of positions, which included the 820 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In June 2002, the Company had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, the Company finalized its plan and determined that total severance would be approximately $10 million, and accordingly, the Company adjusted purchased goodwill by $4.8 million.  The Company communicated the plan and the elimination of primarily manufacturing positions to its affected employees at that time.

The following summarizes the Company’s severance accrued related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended September 30, 2003, June 30, 2003 and 2002.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed, as follows:

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability

Accrued severance, June 30, 2001	$2,755	$—	$—	$2,755
Purchase price adjustment	—	—	5,094	5,094
Costs paid	(1,301)	—	—	(1,301)
Foreign exchange impact	—	—	386	386

Accrued severance, June 30, 2002	1,454	—	5,480	6,934
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)

Accrued severance, June 30, 2003	1,030	5,634	9,876	16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	2,604	—	2,604
Costs paid	(62)	(2,949)	—	(3,011)
Foreign exchange impact	—	15	158	173

Accrued severance, September 30, 2003	$968	$5,304	$10,034	$16,306

10.           Geographical Information

The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.  Geographic information for September 30, 2003 and 2002, and June 30, 2003 is presented below (in thousands):

	Three Months Ended September 30,
	2003	2002
Revenues from Unaffiliated Customers
North America	$72,729	$69,718
Asia	100,472	85,389
Europe	51,290	45,608
Subtotal	224,491	200,715
Unallocated royalties	9,638	11,446
Total	$234,129	$212,161

	September 30, 2003	June 30, 2003
		(Audited)
Long-Lived Assets
North America	$329,408	$325,459
Asia	15,201	14,979
Europe	136,651	135,048
Total	$481,260	$475,486

No customer accounted for more than 10 percent of the Company’s consolidated net revenues for the three months ended September 30, 2003 and 2002, respectively, or more than 10 percent of the Company’s accounts receivable at September 30, 2003 and June 30, 2003.

11.           Stock-Based Compensation

We account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123”, we disclose the pro forma effects of recording stock-based employee compensation plans at fair value on “net income” and “net income per common share – basic and diluted” as if the compensation expense was recorded in the financial statements.  Had we recorded the compensation expense, “net income” and “net income per common share – basic and diluted”, as compared to the actual reported amounts, would approximate the following (in thousands, except per share data):

	Three Months Ended
	September 30, 2003	September 30, 2002

Net income, as reported	$16,731	$10,971
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(11,231)	(9,607)
Pro forma net income	$5,500	$1,364

Net income per common share–basic, as reported	$0.26	$0.17
Net income per common share–basic, pro forma	$0.09	$0.02

Net income per common share–diluted, as reported	$0.25	$0.17
Net income per common share–diluted, pro forma	$0.08	$0.02

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.  SFAS No. 123 does not apply to awards prior to 1996.

12.           Environmental Matters

Federal, state and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes. The Company does not believe that compliance with such laws and regulations as now in effect will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

13.           Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699, 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699, 5,008,725 and/or 5,130,767.  In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages.  The Federal District Court subsequently trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million.  IXYS has appealed to the Court of Appeals, which has issued a temporary stay of the judgment pending review on the merits.  Additionally, in a related case, in July 2003, the District Court awarded the Company sanctions against Samsung Semiconductor, Inc., in an amount including attorney’s fees of about $7.3 million, subject to certain credits of up to $4.5 million; such award is being heard on appeal concurrently with the IXYS case.  The ultimate outcome of IR’s claims against IXYS and Samsung are contingent on the Court of Appeals’ rulings, which are awaited.  Accordingly, the Company has not included any amounts related to the judgments in the current fiscal period’s income as such amount represents a contingent gain per SFAS No. 5.  In 2002, IXYS filed suit in the Federal Northern District of California alleging infringement of five of its U.S. patents, which suit was subsequently dismissed pursuant to a stipulation of the parties.

In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. and affiliated companies alleging infringement of certain of its U.S. patents.  The Company later brought additional claims alleging infringement of certain other of IR’s patents.  The Company’s lawsuits seek damages and such other relief as is customary in such matters.  Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse.  At the Company’s request, the District Court issued a preliminary injunction against certain infringing acts and, as a result of further action by the Court of Appeals for the Federal Circuit, since August 2, 2002, the Hitachi defendants have been enjoined from making, using, offering for sale or selling in, or importing into the United States, certain Hitachi planar power MOSFETs.  During fiscal 2003, the Company added Renesas Technology Corp and its U.S. affiliate) to such suit as additional parties defendant.  Renesas Technology Corp is a joint venture comprised of Hitachi (55 percent) and Mitsubishi Electric Corporation (45 percent).  Hitachi has appealed the injunction to the Court of Appeals and a ruling from the Court of Appeals is awaited.  Trial in the case is likely to be postponed until after the ruling by the Court of Appeals.  Hitachi filed suit against the Company in the Federal Northern District of California in April 2002 on its U.S. patent 5,101,244.  The latter suit was transferred to, and has been consolidated with the Company’s suit pending in the Central District of California.  In July 2003, the District Court granted the Company’s motion for summary judgment of non-infringement of the Hitachi patent.  Additionally, IR and Hitachi have filed suit against each other in Tokyo, Japan, District Court alleging infringement of certain of their respective Japanese patents.  The parties seek injunctions in these Japanese actions.

14.           Income Taxes

The Company’s effective tax provision for the three months ended September 30, 2003 and 2002 was 24 percent, rather than the expected U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

15.           Related Party Transactions

As discussed in Note 3, the Company holds as strategic investment common stock of Nihon, a related party.  At September 30, 2003 and June 30, 2003, the Company owned approximately 17.5 percent of the outstanding shares of Nihon.  The Company’s Chief Financial Officer is the Chairman of the Board of Nihon.  In addition, the general manager of the Company’s Japan subsidiary is a director of Nihon.  Although the Company has representation on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 3).

In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products.  The value of the licensing and manufacturing agreements are approximately $5.4 million and $2.0 million, respectively, of which $0.6 million was recognized as revenue for the fiscal quarter ended September 30, 2003 and 2002.

16.           Commitments

Total rental expense on all operating leases charged to income was $2.6 million and $2.5 million for the three months ended September 30, 2003 and 2002, respectively.  The Company had outstanding purchase commitments for capital expenditures of approximately $10.0 million at September 30, 2003.  The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 2003 are as follows (in thousands):

Fiscal Years	Capital Leases	Operating Leases	Total Commitments

2004	$1,182	$5,415	$6,597
2005	—	3,986	3,986
2006	—	3,166	3,166
2007	—	2,548	2,548
2008 and later	—	7,499	7,499
Less imputed interest	(6)	—	(6)
Total minimum lease payments	$1,176	$22,614	$23,790

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-Q.  Except for historic information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company.

The following table sets forth certain items as a percentage of revenues.

	Three Months Ended September 30,
	2003	2002

Revenues	100.0%	100.0%
Cost of sales	64.1	65.0

Gross profit margin	35.9	35.0

Selling and administrative expense	15.6	16.4
Research and development expense	8.8	9.2
Amortization of acquisition-related intangible assets	0.6	0.6
Impairment of assets, restructuring and severance	1.7	1.8
Other (income) expense, net	0.1	(0.1)
Interest (income) expense, net	(0.3)	0.3

Income before income taxes	9.4	6.8
Provision for income taxes	2.3	1.6

Net income	7.1%	5.2%

Revenues

Revenues for the fiscal quarter ended September 30, 2003 were $234.1 million, versus $212.2 million in the comparable prior year quarter.  The current fiscal quarter revenue increase reflected increases in what we categorize as proprietary products and the upturn in the semiconductor industry.  Revenues from our proprietary products increased by 22 percent compared to the comparable prior year quarter.  These revenues comprised 59 percent of product revenues in the quarter ended September 30, 2003, compared to 54 percent in the comparable prior year quarter.  Our proprietary products refer to our Analog ICs, Power Systems and Advanced

Circuit Devices.  These products are value-added or are provided under reduced competition due to their technological content or our customer relationship.

Royalties contributed $9.6 million to revenues, compared to $11.4 million in the prior fiscal year quarter.  The decrease reflected market declines and sales of non-infringing devices. Net recoveries and adjustments added approximately $1.2 million in the current quarter.  For the December 2004 quarter, we expect royalties to be approximately $10 million, plus or minus $1 million.

Revenues from sales to original equipment manufacturers (“OEMs”) grew by 20 percent from the comparable prior year quarter, accounting for 71 percent of product revenues in the quarter ended September 30, 2003, compared to 66 percent in comparable prior year quarter.  We also classify revenues from sales to OEMs by end-market applications. Compared to the prior year quarter, revenues from information technology, automotive, defense/aerospace and consumer sectors grew, and revenues from the industrial sector declined.  First quarter fiscal 2004 performance in end-market applications is as follows:

•                  The information technology sector comprised approximately 42 percent of sales to OEMs for quarter ended September 30, 2003.  Revenues from this sector grew 54 percent from the comparable prior year quarter.  This increase reflected greater content, the continuing success of Intel’s CentrinoTM and Pentium MTM based products, and an increase in market share.

•                  The automotive sector comprised approximately 23 percent of sales to OEMs for quarter ended September 30, 2003.  Revenues from this sector grew by four percent from the comparable prior year quarter.

•                  The consumer sector comprised approximately 15 percent of sales to OEMs for quarter ended September 30, 2003.  Revenues from this sector grew by one percent from the comparable prior year quarter.

•                  The defense/aerospace sector comprised approximately 13 percent of sales to OEMs for quarter ended September 30, 2003.  Revenues from this sector increased 18 percent from the comparable prior year quarter, primarily as a result of increase in market share and new programs including advanced aircraft, global positioning satellites and smart weaponry.

•                  The industrial sector comprised approximately seven percent of sales to OEMs for the quarter ended September 30, 2003.  Revenues from this sector decreased 16 percent from the comparable prior year quarter primarily as a result of our decision to discontinue certain product lines.

Our sales to distributors decreased by four percent compared to the prior year quarter, and our top fifteen distributors’ sales to the end customers increased by 17 percent compared to the prior year quarter.

Gross Profit Margin

For the three months ended September 30, 2003 and 2002, gross profit was $84.1 million and $74.3 million (35.9% and 35.0% of revenues), respectively.  Compared to the prior year quarter, the gross profit margin improvement primarily reflected the larger percentage of what we categorize as proprietary products compared to our component products, and manufacturing cost savings, including reduced material costs and increased yield, labor and overhead efficiencies, partially offset by lower royalty revenues and price pressure on our component products.

Selling and Administrative Expenses

For the three months ended September 30, 2003, selling and administrative expense was 15.6 percent of revenues, compared to 16.4 percent of revenues in the three months ended September 30, 2002.  The decline in the selling and administrative expense ratio primarily reflected a higher revenue base in the current quarter compared to the prior year quarter, and our cost containment efforts.  Absolute selling and administrative expense was $36.6 million for the current quarter, compared to $34.8 million in the comparable prior-year quarter.  The increase primarily reflected sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expenses

For the three months ended September 30, 2003 and 2002, research and development expense was 8.8 percent and 9.2 percent of revenues, respectively.  Absolute research and development expenditures were $20.7 million and $19.5 million for the three months ended September 30, 2003 and 2002, respectively, reflecting increased development activities focused primarily on proprietary products.

Amortization of Acquisition-Related Intangible Assets

For the three months ended September 30, 2003 and 2002, amortization of acquisition-related intangible assets was relatively unchanged, at $1.4 million and $1.3 million, respectively.

Impairment of Assets, Restructuring and Severance

During the fiscal quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition the Company to better fit the market conditions, de-emphasize the commodity business and accelerate the move to what we categorize as proprietary products.  Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  We also planned to lower overhead costs across our support organizations.  During the second quarter fiscal 2004, we announced the divestiture or discontinuation of certain of our commodity products totaling approximately $100 million of annual revenues, to further focus our resources on value-added opportunities.

We estimate that charges associated with the plan will be approximately $220 million. These charges will consist of approximately $189 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $25 million for severance.  Of the $220 million in total charges, we expect cash charges to be $40 million to $50 million. As of September 30,

2003, we have achieved $52 million in annualized savings from the restructuring activities and expect to realize annualized savings of approximately $70 million by fiscal year-end 2004, and approximately $85 million by calendar year-end 2004, with approximately 80 percent to 85 percent of that savings affecting cost of goods sold.

For the quarter ended September 30, 2003 and 2002, we recorded $2.6 million and $3.8 million, respectively, in severance costs.  For the quarter ended September 30, 2003, we recorded an additional $1.4 million in relocation-related expenses.  These costs were accrued as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.

As of September 30, 2003, we had recorded $197.9 million in total charges, consisting of: $171.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $20.9 million for severance-related costs.  Components of the $171.0 million for asset impairment, plant closure costs and other charges include the following items:

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

•                  As we emphasize more advanced generation trench products, we expect the future revenue stream from our less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year-end 2003.  As of September 30, 2003, we are determining if this facility can be used on a limited basis for research and development activities.

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

We are in the process of restructuring our manufacturing activities in Europe, which includes a review of our Swansea, Wales facility, a general purpose module facility.  Based on a review, we determined that this facility would be better suited to focus only on automotive applications.  This general purpose assembly assets in this facility, with a net book value of $13.6 million, was written down by $8.2 million.  In addition, we are moving most manufacturing activities at our recently acquired automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities.  We expect the move to be completed by approximately mid-calendar 2004.

We are also moving the majority of the production from our Venaria, Italy facility to our Mumbai, India facility, with targeted completion of December 2003, and eliminating manufacturing activities in our Oxted, England facility, which activity was completed as of September 2003.  The Oxted, England products were transferred to our Tijuana, Mexico assembly facility.

•                  We plan to eliminate the manufacturing of our non-space military products in our Santa Clara, California facility by July 2004. In the future, our non-space qualified products formerly manufactured in this facility will be handled by subcontractors. Associated with this reduction in manufacturing activities, certain assets with a net book value of $3.3 million were written down by $1.4 million.

•                  $13.0 million in other miscellaneous items were charged, including $6.9 million in contract termination and settlement costs and $6.1 million in other impaired asset charges and relocation costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. As of June 30, 2003, we had disposed of $2.6 million of these inventories, which did not have a material impact on gross margin for the year ended.  For the quarter ended September 30, 2003, we had not disposed of any additional inventories.

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

Excluding the TechnoFusion acquisition, our restructuring activities were targeted to eliminate approximately 10 percent to 15 percent of our then existing positions and are expected to result in severance charges of approximately $25 million through December 2004.  Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount

El Segundo, California	Close manufacturing facility	$5 million
Santa Clara, California	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	2 million
Venaria, Italy	Move manufacturing to India and discontinuing certain products	7 million
Company-wide	Realign business processes	7 million

Total		$25 million

As of September 30, 2003, of the $25 million noted above as part of our December 2002 restructuring plan, we had recorded $18.6 million in severance termination costs related to approximately 820 administrative, operating and manufacturing positions, and $2.3 million in costs to terminate a pension plan at our manufacturing facility in Oxted, England.  The severance charges associated with the elimination of positions, which included the 820 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In June 2002, we had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, we finalized our plan and determined that total severance would be approximately $10 million, and accordingly, adjusted purchased goodwill by $4.8 million.  We communicated the termination plan and the elimination of primarily manufacturing positions to our affected employees at that time.

The following summarizes our severance accrued related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended September 30, 2003, June 30, 2003 and 2002.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed, as follows:

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability

Accrued severance, June 30, 2001	$2,755	$—	$—	$2,755
Purchase price adjustment	—	—	5,094	5,094
Costs paid	(1,301)	—	—	(1,301)
Foreign exchange impact	—	—	386	386

Accrued severance, June 30, 2002	1,454	—	5,480	6,934
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)

Accrued severance, June 30, 2003	1,030	5,634	9,876	16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	2,604	—	2,604
Costs paid	(62)	(2,949)	—	(3,011)
Foreign exchange impact	—	15	158	173

Accrued severance, September 30, 2003	$968	$5,304	$10,034	$16,306

Other Income and Expenses

We did not have material other income and expense items in the quarter ended September 30, 2003.

In fiscal 2002, we reached an insurance settlement for equipment that was damaged at one of our wafer fabrication lines.  For the quarter ended September 30, 2002, we recognized $1.3 million in gain on the settlement.  The settlement gain was partially offset by net foreign currency loss of $0.7 million.

Interest Income and Expenses

Interest income was $4.8 million and $5.1 million for the three months ended September 30, 2003 and 2002, respectively.  The decrease in income reflected lower prevailing interest rates in the current year.

Interest expense was $4.1 million and $5.8 million for the three months ended September 30, 2003 and 2002, respectively. The decrease in expense primarily reflected $0.2 million mark-to-market gains on our Lehman Brothers interest rate contract in the current quarter, compared to $1.5 million mark-to-market losses in the prior year quarter (see Note 4, “Derivative Financial Instruments”).

Income Taxes

Our effective tax provision for the three months ended September 30, 2003 and 2002 was 24 percent, rather than the expected U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

Liquidity and Capital Resources

At September 30, 2003, we had cash and cash equivalent balances of $377.7 million and cash investments in marketable debt securities of $334.0 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $126.5 million, totaled $838.2 million.  Our investment portfolio consists of available-for-sale fixed-income, investment-grade securities with maturities of up to 36 months.

For the three months ended September 30, 2003, cash provided by operating activities was $1.2 million compared to $9.9 million in the comparable prior year quarter.  Depreciation and amortization adjusted cash flows from operations by $14.6 million.  Other non-cash items adjusted cash flows from operations by $0.7 million.  Changes in operating assets and liabilities decreased cash by $30.9 million during the quarter ended September 30, 2003.  Prior fiscal June 2003 quarter consisted of 14 weeks compared to the current September 2003 quarter of 13 weeks.  This difference in timing of payables and accrued liabilities contributed to significantly lower accounts payable, lower accrued salaries and wages payable, and lower accrued interest payable at September 30, 2003 compared to June 30, 2003.  This increase in working capital was partially offset by decrease in inventory resulting from improvements in inventory management.

For the three months ended September 30, 2003, cash provided by investing activities was $17.1 million.  We purchased $122.1 million and sold $154.4 million of cash investments. We invested $15.9 million in capital expenditures primarily related to upgrading wafer manufacturing capabilities and increasing assembly capacity.  Additionally, at September 30, 2003, we had made purchase commitments for capital expenditures of approximately $10.0 million.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

Financing activities for the three months ended September 30, 2003 generated $8.9 million.  As of September 30, 2003, we had revolving, equipment and foreign credit facilities of $158.9 million, against which $32.6 million had been used.  As discussed in Note 4, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $11.5 million plus the collateral requirement for the interest rate swap transaction, as determined periodically.  At September 30, 2003, $11.5 million in letters of credit were outstanding related to the transaction.  The collateral requirement of the transaction may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transaction and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have remained $11.5 million.

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the new $150 million Credit Facility as discussed in Note 8, will be sufficient to meet our operations and to take advantage of strategic opportunities as they occur in the next twelve months.  Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  This Interpretation requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity.  It also requires majority and significant variable interest investors to provide certain disclosures.  A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties.  For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  For all arrangements entered into with new VIEs created after January 31, 2003, FIN 46 becomes effective immediately.  FIN No. 46 is not expected to have a material impact on our financial position, results of operations or cash flows.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.  We believe that at September 30, 2003, there has been no material change to this information.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q Report contains some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate”, “believe”, “estimate”, “may”, “should”, “will”, or “expect” or the negative or variations thereof, whether set out in the text of documents or in graphs.  Such forward-looking statements are subject to a number of uncertainties and risks, and actual results may differ materially from those projected.  Financial results are to a large extent dependent on the power MOSFET segment of the power semiconductor industry.  If market demand does not continue to grow, revenue growth may be impacted, manufacturing capacity might be underutilized, capital spending might be slowed, and our performance might be negatively impacted. Additional factors that could affect our actual results include greater than expected costs of implementing our restructuring plans; changes in assumptions or events that adversely affect the timing and realization of anticipated cost savings from restructuring plans and the amount of anticipated charges; the failure of market demand to materialize as anticipated; the effectiveness of cost controls and cost reductions; pricing pressures; unexpected costs associated with cost-reduction efforts, including reductions in force and the transfer, discontinuance, divestiture or consolidation of product lines and equipment (including, without limitation, those associated with our restructuring initiatives); product claims, returns and recalls; introduction, acceptance, availability and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications (including, without limitation, those associated with our restructuring initiatives); company and market impact due to the cancellation or delays in customer and/or industry programs and/or orders; unfavorable changes in industry and competitive conditions; economic conditions in our markets around the world and the timing of changes in market conditions; our mix of product shipments; the success of working capital management programs; failure of suppliers and subcontractors to meet their delivery commitments; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade and export regulations and policies; the initiation of or actual results of any outstanding patent and other litigation; impacts on our royalties from patent licensee redesign, a decline in sales by licensees, or change in product mix to non-infringing devices; and other uncertainties disclosed in our reports filed with the Securities and Exchange Commission, including our most recent annual report on Form 10-K (and including those described under the heading “Factors That May Affect Future Results” in that report).  Additionally, to the foregoing factors should be added the financial and other ramifications of its terrorist actions.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading “Factors that May Affect Future Results” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At September 30, 2003, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  An adverse change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) or approximately 10 basis points would have had a favorable impact of approximately $0.1 million on net interest income/expense for the current quarter.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.4 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.4) million, on net interest income/expense.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our outstanding convertible debt (the “Debt”) (see Notes 4, “Derivative Financial Instruments,” and 8, “Bank Loans and Long-Term Debt”).  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  The variable interest rate we have paid since the inception of the swap has averaged 2.0 percent, compared to a coupon of 4.25 percent on the Debt.  During the quarter ended September 30, 2003 and 2002, this arrangement reduced interest expense by $3.4 million and $2.5 million, respectively.

Accounted for as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we use a regression analysis.  To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discount the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt must be considered in assessing the effectiveness of the hedging relationship.  For those years that are projected to include at least a portion of redemption of the convertible debentures, we employ a valuation model known as a Monte Carlo simulation.  This simulation allows us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  The market value of the Transaction of $15.8 million and $23.7 million at September 30, 2003 and June 30, 2003, respectively, was included in other long-term assets.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at September 30, 2003 and June 30, 2003, respectively, was $1.6 million and $1.4 million, respectively, and was included in other long-term assets.  Interest expense was decreased by mark-to-market gains of $0.2 million and increased by mark-to-market losses of $1.5 million for the quarter ended September 30, 2003 and 2002, respectively.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have yen-based revenues without the yen-based manufacturing costs.  We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such an adverse change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the quarter ended September 30, 2003 and 2002.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At September 30, 2003, 10 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The mark-to-market gain (loss) of the Forward Contract was ($0.9) million and $6.4 million at September 30, 2003 and June 30, 2003, respectively, and was included in other long-term assets.  The mark-to-market gain (loss), net of tax, of ($4.3) million and $4.0 million for the quarter ended September 30, 2003 and 2002, respectively, was included in other comprehensive income.  Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $24.9 million and $22.7 million in notional amounts of forward contracts not designated as hedges at September 30, 2003 and June 30, 2003, respectively.  Net realized and unrealized gains (losses) on forward contracts recognized in earnings were less than $1 million for the quarter ended September 30, 2003 and 2002.  Net realized and unrealized exchange gains (losses) recognized in earnings were less than $1 million for the fiscal quarter ended September 30, 2003 and 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within required time periods.  The Company’s Chief Executive Officer, Alexander Lidow, and Chief Financial Officer, Michael P. McGee, with the participation of the Company’s management, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this report, such controls and procedures are effective in making known to them material information related to the Company (including its consolidated subsidiaries) required to be included in this report.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives.  The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures.  These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors, mistakes or intentional circumvention of the established processes.

(b)         Changes in internal controls

There were no significant changes to our internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the end of the period covered by this report.

PART II.                OTHER INFORMATION

ITEM 6.                  Exhibits and Reports on Form 8-K

a.)       No reports on Form 8-K were filed during the period covered by this report:

b.)       Exhibit Index:

10.1    Credit Agreement dated as of November 7, 2003 among International Rectifier Corporation and the initial lenders named therein, BNP Paribas, as sole arranger, administrative agent and initial issuing bank.

31.1    Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification Pursuant to 18 U.S.C. 13650, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification Pursuant to 18 U.S.C. 13650, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION

Registrant

November 19, 2003	MICHAEL P. MCGEE
Michael P. McGee
Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer