Form 10-Q
period 2003-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2004-02-18
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15 (d) of the securities exchange act of 1934

For the quarterly period ended DECEMBER 31, 2003

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

There were 65,757,174 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 5, 2004.

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues	$252,314	$209,535	$486,443	$421,696
Cost of sales	157,431	147,438	307,416	285,324
Gross profit	94,883	62,097	179,027	136,372

Selling and administrative expense	38,128	34,964	74,711	69,755
Research and development expense	22,391	18,562	43,054	38,093
Amortization of acquisition-related intangibles	1,408	1,327	2,797	2,654
Impairment of assets, restructuring and severance charges	10,090	173,815	14,119	177,653
Other (income) expense, net	266	149	527	(159)
Interest (income) expense, net	379	(127)	(416)	534
Income (loss) before income taxes	22,221	(166,593)	44,235	(152,158)

Provision for (benefit from) income taxes	5,333	(45,295)	10,616	(41,831)
Net income (loss)	$16,888	$(121,298)	$33,619	$(110,327)

Net income (loss) per common share – basic	$0.26	$(1.90)	$0.52	$(1.73)

Net income (loss) per common share – diluted	$0.25	$(1.90)	$0.50	$(1.73)

Average common shares outstanding – basic	65,176	63,893	64,836	63,847

Average common shares and potentially dilutive securities outstanding – diluted	68,725	63,893	67,710	63,847

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss)	$16,888	$(121,298)	$33,619	$(110,327)

Other comprehensive income (loss):
Foreign currency translation adjustments	15,862	7,786	19,405	9,661

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of ($4,472), ($724), ($8,988) and $369, respectively	7,615	1,235	15,306	(628)
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of $1,120, $82, $3,629 and ($2,269), respectively	(1,907)	(139)	(6,179)	3,864
Less: Reclassification adjustments of net gains on available-for-sale securities and foreign currency forward contract	1,527	(1,487)	145	(2,337)

Other comprehensive income, net	23,097	7,395	28,677	10,560

Comprehensive income (loss)	$39,985	$(113,903)	$62,296	$(99,767)

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$376,843	$350,798
Short-term cash investments	100,893	141,674
Trade accounts receivable, net	150,001	138,097
Inventories	162,014	173,577
Deferred income taxes	25,087	32,211
Prepaid expenses and other receivables	35,389	38,482

Total current assets	850,227	874,839
Long-term cash investments	288,987	229,020
Property, plant and equipment, net	362,285	346,557
Goodwill	141,461	136,818
Acquisition-related intangible assets, net	31,656	33,801
Long-term deferred income taxes	73,701	71,888
Other assets	140,021	128,929
Total assets	$1,888,338	$1,821,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$26,285	$17,121
Long-term debt, due within one year	309	1,183
Accounts payable	68,742	86,911
Accrued salaries, wages and commissions	27,956	28,951
Other accrued expenses	56,047	77,567
Total current liabilities	179,339	211,733
Long-term debt, less current maturities	568,132	579,379
Other long-term liabilities	16,138	14,208
Deferred income taxes	13,405	4,293
Stockholders’ equity:
Common stock	65,495	64,186
Capital contributed in excess of par value of shares	734,926	699,446
Retained earnings	241,534	207,915
Accumulated other comprehensive income	69,369	40,692
Total stockholders’ equity	1,111,324	1,012,239
Total liabilities and stockholders’ equity	$1,888,338	$1,821,852

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2003	2002
Cash flow from operating activities:
Net income (loss)	$33,619	$(110,327)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,249	33,341
Amortization of acquisition-related intangible assets	2,797	2,654
Impairment of assets, restructuring and severance charges	—	177,513
Unrealized (gains) losses on swap transactions	(779)	807
Deferred income taxes	485	(42,877)
Tax benefit from options exercised	8,637	184
Change in operating assets and liabilities, net	(25,539)	(31,604)
Net cash provided by operating activities	46,469	29,691

Cash flow from investing activities:
Additions to property, plant and equipment	(29,210)	(38,967)
Proceeds from sale of property, plant and equipment	394	47
Sale or maturities of cash investments	245,692	154,434
Purchase of cash investments	(266,457)	(114,410)
Change in other investing activities, net	(3,399)	5,810
Net cash provided by (used in) investing activities	(52,980)	6,914

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt, net	7,437	(345)
Repayments of long-term debt	(118)	(107)
Repayments of obligations under capital leases	(914)	(488)
Proceeds from issuance of common stock and exercise of stock options	28,152	4,075
Other, net	2	1,451
Net cash provided by financing activities	34,559	4,586
Effect of exchange rate changes on cash and cash equivalents	(2,003)	(694)
Net increase in cash and cash equivalents	26,045	40,497
Cash and cash equivalents, beginning of period	350,798	240,430

Cash and cash equivalents, end of period	$376,843	$280,927

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.                                       Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company at December 31, 2003, the consolidated results of operations for the three and six months ended December 31, 2003 and 2002, and the consolidated statement of cash flows for the six months ended December 31, 2003 and 2002.  The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

The Company operates on a 52-53 week fiscal year under which the three months ended December 2003 and 2002 consisted of 13 weeks ending January 4, 2004 and December 29, 2002, respectively.  For ease of presenting the accompanying consolidated financial statements, the fiscal quarter-end for all periods presented is shown as December 31.  Fiscal 2004 will consist of 52 weeks ending July 4, 2004.

Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

2.                                       Net Income (Loss) Per Common Share

Net income (loss) per common share - basic is computed by dividing net income (loss) available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income (loss) per common share - diluted is similar to the computation of net income (loss) per common share - basic except that the denominator is increased to include the number of additional common shares, such as options, that would have been outstanding using the treasury stock method for the exercise of options.  The Company’s use of the treasury stock method also reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six months ended December 31, 2003 and 2002 (in thousands except per share amounts):

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended December 31, 2003
Net income per common share – basic	$16,888	65,176	$0.26
Effect of dilutive securities:
Stock options	—	3,549	(0.01)
Net income per common share – diluted	$16,888	68,725	$0.25

Three months ended December 31, 2002
Net loss per common share – basic	$(121,298)	63,893	$(1.90)
Effect of dilutive securities:
Stock options	—	—	—
Net loss per common share – diluted	$(121,298)	63,893	$(1.90)

Six months ended December 31, 2003
Net income per common share – basic	$33,619	64,836	$0.52
Effect of dilutive securities:
Stock options	—	2,874	(0.02)
Net income per common share – diluted	$33,619	67,710	$0.50

Six months ended December 31, 2002
Net loss per common share – basic	$(110,327)	63,847	$(1.73)
Effect of dilutive securities:
Stock options	—	—	—
Net loss per common share – diluted	$(110,327)	63,847	$(1.73)

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock has not been included in the computation of diluted income per share for each period presented since such effect would be anti-dilutive.  Additionally, 674,000 and 791,000 shares of the Company’s stock options were excluded from the “net loss per common share – diluted” calculation for the three and six months ended December 31, 2002, respectively, since including those shares would be anti-dilutive.

3.                                       Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities. As of December 31, 2003, the Company has managed these investments to obtain effective maturities of no greater than 24 months.  At December 31, 2003 and June 30, 2003, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.

Cash, cash equivalents and cash investments as of December 31, 2003 and June 30, 2003 are summarized as follows (in thousands):

	December 31, 2003	June 30, 2003
		(Audited)
Cash and cash equivalents	$376,843	$350,798
Short-term cash investments	100,893	141,674
Long-term cash investments	288,987	229,020
Total cash, cash equivalents and cash investments	$766,723	$721,492

Available-for-sale securities as of December 31, 2003 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$55,678	$27	$(21)	$6	$55,684
U.S. government and agency obligations	37,247	11	(2)	9	37,256
Other debt	7,952	1	—	1	7,953
Total short-term cash investments	$100,877	$39	$(23)	$16	$100,893

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$162,405	$203	$(179)	$24	$162,429
U.S. government and agency obligations	68,615	128	(25)	103	68,718
Other debt	57,788	90	(38)	52	57,840
Total long-term cash investments	$288,808	$421	$(242)	$179	$288,987

Available-for-sale securities as of June 30, 2003 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$85,871	$428	$(71)	$357	$86,228
U.S. government and agency obligations	42,612	49	(2)	47	42,659
Other debt	12,768	19	—	19	12,787
Total short-term cash investments	$141,251	$496	$(73)	$423	$141,674

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$124,079	$1,829	$(77)	$1,752	$125,831
U.S. government and agency obligations	35,643	130	(4)	126	35,769
Other debt	67,119	373	(72)	301	67,420
Total long-term cash investments	$226,841	$2,332	$(153)	$2,179	$229,020

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 15.  The Company accounts for these available-for-sale investments under SFAS No. 115.  These stocks are traded on the Tokyo Stock Exchange.  The market values of the equity investments at December 31, 2003 and June 30, 2003 were $71.3 million and $43.2 million, respectively, and were included in other long-term assets.  Mark-to-market gains (losses), net of tax, of $9.7 million and $0.9 million for the three months ended December 31, 2003 and 2002, respectively, and $17.7 million and ($2.3) million for the six months ended December 31, 2003 and 2002, respectively, were included in other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at December 31, 2003, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$100,877	$100,893
Due in 1-2 years	226,661	226,775
Due in 2-5 years	48,806	48,835
Due after 5 years	13,341	13,377
Total cash investments	$389,685	$389,880

The effective maturity dates may be less than the contractual maturity dates as indicated in the table above.  In accordance with the Company’s investment policy that allows for investments of up to five years, at December 31, 2003, the Company has managed these investments to obtain effective maturities of no longer than two years.

Gross realized gains were $0.3 million and $2.0 million for the three and six months ended December 31, 2003, respectively, and gross realized losses were ($0.1) million and ($0.2) million for the three and six months ended December 31, 2003, respectively.  Gross realized gains were $0.5 million and $2.3 million for the three and six months ended December 31, 2002, respectively, and gross realized losses were ($0.1) and ($1.5) million for the three and six months ended December 31, 2002, respectively.  The cost of marketable securities sold is determined by the weighted average cost method.

4.                                       Derivative Financial Instruments

Foreign Currency Risk

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan.  The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At December 31, 2003, 9 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The Forward Contract was a liability of $4.6 million at December 31, 2003, and an asset of $6.4 million at June 30, 2003.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were ($1.9) million and ($0.1) million for the three months ended December 31, 2003 and 2002, respectively, and ($6.2) million and $3.9 million for the six months ended December 31, 2003 and 2002, respectively.  At December 31, 2003, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $30.7 million and $22.7 million in notional amounts of forward contracts not designated as hedges at December 31, 2003 and June 30, 2003, respectively.  Net unrealized and realized exchange gains (losses) recognized in earnings were less than $1 million for the three and six months ended December 31, 2003 and 2002.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its outstanding convertible debt (the “Debt”) (see Note 8).  At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate the Company has paid since the Transaction has averaged 2.0%, compared to a coupon of 4.25% on the Debt.  This arrangement reduced interest expense by $2.7 million and $2.4 million for the three months ended December 31, 2003 and 2002, respectively, and $6.2 million and $4.6 million for the six months ended December 31, 2003 and 2002, respectively.

Accounted for as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, the Company uses a regression analysis.  To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, the Company discounts the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, the Company’s ability to call the Debt is considered in assessing the effectiveness of the hedging relationship.  For those years that are projected to include at least a portion of redemption of the convertible debentures, the Company employs a valuation model known as a Monte Carlo simulation.  This simulation allows the Company to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  The market value of the Transaction was $13.8 million and $23.7 million at December 31, 2003 and June 30, 2003, respectively, and was included in other long-term assets.

In support of the Company’s obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling  $8.5 million as of December 31, 2003, and an additional collateral requirement for the Transaction, as determined periodically.  At December 31, 2003, $11.5 million in letters of credit were outstanding related to the Transaction.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the Contract the Company has an option to receive a payout from Lehman covering the Company’s exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2003 and June 30, 2003 was $1.6 million and $1.4 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of $0.01 million and $0.2 million for the three and six months ended December 31, 2003, respectively, and ($0.7) million and ($2.2) million for the three and six months ended December 31, 2002, respectively, were charged to interest expense.

5.                                       Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at December 31, 2003 and June 30, 2003 were comprised of the following (in thousands):

	December 31, 2003	June 30, 2003
		(Audited)
Raw materials	$29,090	$29,172
Work-in-process	70,475	64,642
Finished goods	62,449	79,763
Total inventories	$162,014	$173,577

6.                                       Goodwill and Acquisition-Related Intangible Assets

The Company accounts for goodwill and acquisition-related intangible assets in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company classifies the difference between the purchase price and the fair value of net assets acquired at the date of acquisition as goodwill.  The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.  Depending on the nature of the assets acquired, the amortization period may range from 4 to 12 years for those acquisition-related intangible assets subject to amortization.  The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year, and when events and circumstances indicate that the assets may be impaired.  In evaluating goodwill and intangible assets not subject to amortization, the Company compares the total carrying value of goodwill and intangible assets not subject to amortization to the Company’s fair value as determined by its market capitalization.  In evaluating intangible assets subject to amortization, the carrying value of each intangible asset is assessed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

At December 31, 2003 and June 30, 2003, goodwill and acquisition-related intangible assets included the following (in thousands):

		December 31, 2003		June 30, 2003
				(Audited)
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill		$141,461	$—	$136,818	$—

Acquisition-related intangible assets:
Complete technology	4 – 12	$24,468	$(7,384)	$23,823	$(5,989)
Distribution rights and customer lists	5 – 12	15,461	(4,879)	15,454	(4,097)
Intellectual property and other	5 – 12	7,313	(3,323)	7,313	(2,703)
Total acquisition-related intangible assets		$47,242	$(15,586)	$46,590	$(12,789)

The changes in the carrying amount of goodwill for the period ended December 31, 2003 and June 30, 2003 are as follows (in thousands):

Goodwill
Balance, June 30, 2002	$152,216
Purchase price adjustments	(24,003)
Foreign exchange impact	8,605
Balance, June 30, 2003	136,818
Purchase price	250
Foreign exchange impact	4,393
Balance, December 31, 2003	$141,461

As of December 31, 2003, estimated amortization expense of acquisition-related intangible assets for the next five years are as follows (in thousands): fiscal 2005: $5,330; fiscal 2006: $4,859; fiscal 2007: $4,169; fiscal 2008: $3,425; and fiscal 2009: $3,108.

7.                                       Other accrued expenses

Other accrued expenses at December 31, 2003 and June 30, 2003 were comprised of the following (in thousands):

	December 31, 2003	June 30, 2003
		(Audited)
Accrued taxes	$8,604	$32,385
Short-term severance liability	16,226	15,748
Other accrued expenses	31,217	29,434
Total accrued expenses	$56,047	$77,567

8.                                       Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at December 31, 2003 and June 30, 2003 is as follows (in thousands):

	December 31, 2003	June 30, 2003
		(Audited)
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $17,326 and $28,477 at December 31, 2003 and June 30, 2003, respectively)	$567,326	$578,477
Other loans and capitalized lease obligations	3,627	2,085
Debt, including current portion of long-term debt ($309 and $1,183 at December 31, 2003 and June 30, 2003, respectively)	570,953	580,562
Foreign revolving bank loans at rates from 1.20% to 3.97%	23,773	17,121
Total debt	$594,726	$597,683

In July 2000, the Company sold $550.0 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007.  The interest rate is 4.25 percent per annum on the principal amount, payable semi-annually in arrears in cash on

January 15 and July 15 of each year, beginning January 2002.  The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments.  The notes are subordinated to all of the Company’s existing and future debt.  The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement.  In December 2002, the Company entered into the Transaction with the Bank, which converted the effective interest rate the Company pays from fixed to variable related to $412.5 million of the convertible notes. As a result of the Transaction, the Company is required to mark to market the $412.5 million of the convertible notes.  (See Note 4.)

In November 2003, the Company’s $150.0 million revolving credit facility led by BNP Paribas expired, and the Company entered into a new three-year syndicated multi-currency revolving credit facility.  The new facility, also led by BNP Paribas, provides a credit line of $150.0 million of which up to $150.0 million may be used for standby letters of credit.  The facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the credit agreement is subject to a leverage ratio as determined by the credit agreement and was 0.44 percent of the unused portion of the credit facility at December 31, 2003.  The facility also contains certain financial and other covenants, with which the Company was in compliance at December 31, 2003.  The Company pledged as collateral shares of certain of its subsidiaries.  At December 31, 2003, under the new credit agreement, the Company had $17.7 million borrowings and $14.4 million letters of credit outstanding.  At June 30, 2003, under the November 2000 credit agreement, the Company had $16.3 million borrowings and $13.4 million letters of credit outstanding.  Of the letters of credit outstanding, $11.5 million were related to the interest rate swap transaction (see Note 4) at December 31, 2003 and June 30, 2003.  At December 31, 2003, the Company had $167.2 million in total revolving lines of credit, of which $38.2 million had been utilized, consisting of $14.4 million in letters of credit and $23.8 million in foreign revolving bank loans, which is included in the table above.

9.                                       Impairment of Assets, Restructuring and Severance Charges

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

During the second quarter ended December 31, 2003, the Company announced the divestiture or discontinuation of certain of its commodity products totaling approximately $100 million of annual revenues, to further focus its resources on value-added opportunities.

The Company estimates that charges associated with the above plans will be approximately $230 million. These charges will consist of approximately $189 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and approximately $35 million for severance-related costs.

During the three months ended December 31, 2003, the Company recorded $10.1 million in total charges: $5.9 million in relocation and other asset impairment charges and $4.2 million in severance-related costs.  During the three months ended December 31, 2002, the Company recorded $179.8 million in total charges: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $4.8 million for severance-related costs. During the six months ended December 31, 2003, the Company recorded $14.1 million in total charges: $7.3 million in relocation and other asset impairment charges and $6.8 million in severance-related costs.  During the six months ended December 31, 2002, the Company recorded $183.6 million in total charges: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges and $8.6 million for severance-related costs.

Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.  In determining the asset groups, the Company grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired the Company evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from the Company’s initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses.  Based on this, the Company determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

As of December 31, 2003, the Company had recorded $208.0 million in total charges, consisting of: $176.9 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $25.1 million for severance-related costs.   Components of the $176.9 million asset impairment, plant closure and other charges included the following items:

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

•                  As the Company emphasizes more advanced generation trench products, it expects the future revenue stream from its less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year ended June 30, 2003.  As of December 31, 2003, the Company is determining whether this facility can be used on a limited basis for research and development activities.

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

The Company is in the process of restructuring its manufacturing activities in Europe, which included a review of its Swansea, Wales facility, a general-purpose module facility.  Based on a review, the Company determined that this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, the Company is moving most manufacturing activities from its recently acquired automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities.  The Company expects the move to be completed by approximately fiscal year-end 2004.

The Company is also moving the majority of the production from its Venaria, Italy facility to its Mumbai, India facility, which was completed as of December 31, 2003. The Company has stopped manufacturing products at its Oxted, England facility as of September 30, 2003, and the remaining inventory had been transferred to the Tijuana, Mexico assembly facility.

•                  The Company plans to eliminate the manufacturing of its non-space military products in its Santa Clara, California facility by July 2004. In the future, subcontractors will handle the Company’s non-space qualified products previously manufactured in this facility. The Company is also transitioning certain assembly of government and space products from its Leominster, Massachusetts facility.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•                  $18.3 million in other miscellaneous items were charged, including $11.4 million in relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors, the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million in the quarter ended December 31, 2002. As of June 30, 2003, the Company had disposed of $2.6 million of these inventories, which did not have a material impact on gross margin for the year ended.  For the three and six months ended December 31, 2003, the Company had not disposed of any additional inventories.

As of December 31, 2003, as part of the December 2002 restructuring plan, the Company had recorded $22.8 million in severance termination costs related to approximately 870 administrative, operating and manufacturing positions, and $2.3 million in costs to terminate a pension plan at its manufacturing facility in Oxted, England.   The severance charges associated with the elimination of positions, which included the 870 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In June 2002, the Company had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, the Company finalized its plan and determined that total severance would be approximately $10 million, and accordingly, the Company adjusted purchased goodwill by $4.8 million.  The Company communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to its affected employees at that time.    The associated severance is expected be paid by fiscal year-end 2004.

The following summarizes the Company’s severance accrual related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended December 31, 2003, June 30, 2003 and 2002.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined.

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2001	$2,755	$—	$—	$2,755
Purchase price adjustment	—	—	5,094	5,094
Costs paid	(1,301)	—	—	(1,301)
Foreign exchange impact	—	—	386	386

Accrued severance, June 30, 2002	1,454	—	5,480	6,934
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)

Accrued severance, June 30, 2003	1,030	5,634	9,876	16,540
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	6,811	—	6,811
Costs paid	(158)	(6,244)	(319)	(6,721)
Foreign exchange impact	—	560	866	1,426

Accrued severance, December 31, 2003	$872	$6,761	$10,423	$18,056

10.                                 Geographical Information

The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.  Geographic information for December 31, 2003 and 2002, and June 30, 2003 is presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues from Unaffiliated Customers
North America	$75,616	$66,531	$148,346	$136,248
Asia	107,566	85,908	208,036	171,297
Europe	58,546	46,140	109,836	91,748
Subtotal	241,728	198,579	466,218	399,293
Unallocated royalties	10,586	10,956	20,225	22,403
Total	$252,314	$209,535	$486,443	$421,696

	December 31, 2003	June 30, 2003
		(Audited)
Long-Lived Assets
North America	$338,998	$325,459
Asia	16,003	14,979
Europe	147,305	135,048
Total	$502,306	$475,486

No customer accounted for more than 10 percent of the Company’s consolidated net revenues for the three and six months ended December 31, 2003 and 2002, respectively, or more than 10 percent of the Company’s accounts receivable at December 31, 2003 and June 30, 2003.

11.                                 Stock-Based Compensation

The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123”, the Company discloses the pro forma effects of recording stock-based employee compensation plans at fair value on “net income (loss)” and “net income (loss) per common share – basic and diluted” as if the compensation expense was recorded in the financial statements.  Had the Company recorded the compensation expense, “net income (loss)” and “net income (loss) per common share – basic and diluted”, as compared to the actual reported amounts, would approximate the following (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net income (loss) as reported	$16,888	$(121,298)	$33,619	$(110,327)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(12,179)	(10,021)	(23,410)	(19,628)
Pro forma net income (loss)	$4,709	$(131,319)	$10,209	$(129,955)

Net income (loss) per common share–basic, as reported	$0.26	$(1.90)	$0.52	$(1.73)
Net income (loss) per common share–basic, pro forma	$0.07	$(2.06)	$0.16	$(2.04)

Net income (loss) per common share–diluted, as reported	$0.25	$(1.90)	$0.50	$(1.73)
Net income (loss) per common share–diluted, pro forma	$0.07	$(2.06)	$0.16	$(2.04)

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

13.                                 Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699, 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699, 5,008,725 and/or 5,130,767.  In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages.  The Federal District Court subsequently trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million.  IXYS has appealed to the Court of Appeals, which has issued a temporary stay of the judgment pending review on the merits. Additionally, in a related case, in July 2003, the District Court awarded the Company sanctions against Samsung Semiconductor, Inc., in an amount including attorney’s fees of about $7.3 million, subject to certain credits of up to $4.5 million; such award is being heard on appeal concurrently with the IXYS case.  The ultimate outcome of IR’s claims against IXYS and Samsung are contingent on the Court of Appeals’ rulings, which are awaited.  Accordingly, the Company has not included any amounts related to the judgments in the current period’s income as such amount represents a contingent gain per SFAS No. 5.  In 2002, IXYS filed suit in the Federal Northern District of California alleging infringement of five of its U.S. patents which suit was subsequently dismissed pursuant to a stipulation of the parties.

In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. (“Hitachi”) and affiliated companies alleging infringement of certain of its U.S. patents.  The Company later brought additional claims alleging infringement of certain other of IR’s patents.  Hitachi has denied infringement and validity of the patents and has entered a counterclaim of patent misuse.  During fiscal 2003, the Company added Renesas Technology Corp (“Renesas”) and its U.S. affiliate) to such suit as additional parties defendant.  Renesas is a joint venture comprised of Hitachi (55 percent) and Mitsubishi Electric Corporation (45 percent).  In January 2004, after the close of the Company’s fiscal second quarter, the Company, Hitachi and Renesas entered into a patent cross-license agreement.  The agreement also settled the previously pending litigation among the parties.  In the March quarter, the Company estimates that it will report a one-time pretax gain of approximately $8 million related to this matter, net of legal expenses and related costs.  The agreement also provides for Hitachi and Renesas paying an on-going royalty on worldwide sales covered by certain Company power MOSFET/IGBT patents.  The Company will pay an on-going royalty to Hitachi on Company sales in Japan of certain power MOSFETs and to Renesas on the Company’s sales in Japan of certain other products.  The agreement takes effect for payment of ongoing royalties on April 1, 2004 and will continue to last through the expiration of the applicable licensed patents.

14.                                 Income Taxes

The Company’s effective tax provision for the three and six months ended December 31, 2003 and 2002 was 24 percent, rather than the expected U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

15.                                 Related Party Transactions

As discussed in Note 3, the Company holds as strategic investment common stock of Nihon, a related party.  At December 31, 2003 and June 30, 2003, the Company owned approximately 17.5 percent of the outstanding shares of Nihon.  The Company’s Chief Financial Officer is the Chairman of the Board of Nihon.  In addition, the general manager of the Company’s Japan subsidiary is a director of Nihon.  Although the Company has representation on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 3).

In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products.  The value of the licensing and manufacturing agreements are approximately $5.4 million and $2.0 million, respectively, of which $1.0 million for the three months ended December 31, 2003 and 2002, and $1.6 million for the six months ended December 31, 2003 and 2002 was recognized as revenue.

16.                                 Commitments

Total rental expense on all operating leases charged to income was $2.7 million and $2.4 million for the three months ended December 31, 2003 and 2002, respectively, and $5.3 million and $5.0 million for the six months ended December 31, 2003 and 2002, respectively.  The Company had outstanding purchase commitments for capital expenditures of approximately $8.5 million at December 31, 2003.  The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 2003 are as follows (in thousands):

Fiscal Years	Capital Leases	Operating Leases	Total Commitments

2004	$1,182	$5,415	$6,597
2005	—	3,986	3,986
2006	—	3,166	3,166
2007	—	2,548	2,548
2008 and later	—	7,499	7,499
Less imputed interest	(6)	—	(6)
Total minimum lease payments	$1,176	$22,614	$23,790

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended December 31, 2003 Compared with the Three and Six Months Ended December 31, 2002

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

The following table sets forth certain items as a percentage of revenues.

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.4	70.4	63.2	67.7
Gross profit	37.6	29.6	36.8	32.3
Selling and administrative expense	15.1	16.7	15.4	16.5
Research and development expense	8.9	8.9	8.9	9.0
Amortization of acquisition-related intangible assets	0.6	0.6	0.5	0.6
Impairment of assets, restructuring and severance charges	4.0	82.9	2.9	42.2
Other expense, net	0.1	0.1	0.1	0.0
Interest (income) expense, net	0.1	(0.1)	(0.1)	0.1
Income (loss) before income taxes	8.8	(79.5)	9.1	(36.1)
Provision for (benefit from) income taxes	2.1	(21.6)	2.2	(9.9)
Net income (loss)	6.7%	(57.9)%	6.9%	(26.2)%

Revenues

Revenues were $252.3 million and $209.5 million for the three months ended December 31, 2003 and 2002, respectively, and $486.4 million and $421.7 million for the six months ended December 31, 2003 and 2002, respectively.  The current period revenues reflected the continued acceptance of our proprietary products and a general upturn in the semiconductor market.  These revenue comprised 59 percent of product revenues for the quarter ended December 31, 2003.  Our proprietary products refer to our Analog ICs, Power Systems and

Advanced Circuit Devices.  In designating proprietary products, we periodically review products to characterize them as value-added or as provided under reduced competition due to their technological content or due to customer requirements.  Royalties contributed $10.6 million to revenues for the quarter ended December 31, 2003, compared to $11.0 million in the prior year quarter.  Royalties were $20.2 million for the six months ended December 31, 2003, compared to $22.4 million in the comparable prior year period.  The decrease primarily reflected reduced sales of licensed products.

Revenues from sales to original equipment manufacturers (“OEMs”) grew by 27 percent from the comparable prior year quarter, accounting for 70 percent of product revenues in the quarter ended December 31, 2003, compared to 67 percent in comparable prior year quarter.  We also classify revenues from sales to OEMs by end-market applications. Compared to the prior year quarter, revenues from the information technology, automotive, consumer and defense/aerospace sectors grew, while revenues from the industrial sector declined.  Performance in end-market applications for the quarter ended December 31, 2003, is as follows:

•                  The information technology sector comprised approximately 44 percent and 43 percent of sales to OEMs for three and six months ended December 31, 2003, respectively.  The current quarter’s revenues from this sector grew 66 percent from the comparable prior year quarter.  This increase reflected greater content, continuing sales in support of Intel’s CentrinoTM and Pentium MTM based products, and an increase in market share.  Revenues from telecom and networking, which are included in this sector, also increased by 49 percent from the comparable prior year quarter.

•                  The automotive sector comprised approximately 21 percent and 22 percent of sales to OEMs for three and six months ended December 31, 2003, respectively.  The current quarter’s revenues from this sector grew by two percent from the comparable prior year quarter.  In the December quarter, we were awarded a significant automotive contract for which production on this program is expected to commence in fiscal 2005.

•                  The consumer sector comprised approximately 17 percent and 16 percent of sales to OEMs for three and six months ended December 31, 2003, respectively.  The current quarter’s revenues from this sector grew by 19 percent from the comparable prior year quarter, reflecting growth in plasma display panels (“PDPs”), liquid crystal displays (“LCDs”), digital televisions, recordable digital video discs (“DVDs”), digital music players and smart appliances.

•                  The defense/aerospace sector comprised approximately 12 percent and 13 percent of sales to OEMs for three and six months ended December 31, 2003, respectively.  The current quarter’s revenues from this sector grew by nine percent from the comparable prior year quarter, primarily as a result of increase in market share and new programs including advanced aircraft, global positioning satellites and smart weaponry.

•                  The industrial sector comprised approximately six percent of sales to OEMs for the three and six months ended December 31, 2003.  The current quarter’s revenues from this sector declined by six percent from the comparable prior year quarter.  However, orders in this sector grew 40 percent over the prior quarter.  Although capital equipment spending patterns are still uncertain, we are hopeful that the increased orders reflect a resumption of this spending in the coming months.

Our sales to distributors for the quarter ended December 31, 2003, increased by 12 percent compared to the comparable prior year period, and our top fifteen distributors’ sales to the end customers for the quarter ended increased by 24 percent compared to the prior year quarter.  Total orders as of December 31, 2003, grew by 14% from the September quarter and 39% compared to the prior year quarter.

Gross Profit Margin

Gross profit was $94.9 million and $62.1 million (37.6% and 29.6% of revenues) for the three months ended December 31, 2003 and 2002, respectively, and $179.0 million and $136.4 million (36.8% and 32.3% of revenues) for the six months ended December 31, 2003 and 2002, respectively.  The gross profit margin improvement for the three and six months ended December 31, 2003, reflected the sale of a higher margin mix of proprietary products, and manufacturing cost savings, including reduced material costs and increased yield, labor and overhead efficiencies, partially offset by lower royalty revenues. Gross margin in the prior year periods also included a $6.0 million inventory charge to write-down raw material and work-in-process inventories impaired as a result of planned plant closures, which impacted gross margin by 2.9 percent and 1.5 percent for the three and six months ended December 31, 2002, respectively.

Selling and Administrative Expenses

For the three months ended December 31, 2003 and 2002, selling and administrative expense was $38.1 million and $35.0 million (15.1% and 16.7% of revenues), respectively, and $74.7 million and $69.8 million (15.4% and 16.5% of revenues) for the six months ended December 31, 2003 and 2002, respectively.  The decline in the selling and administrative expense ratio primarily reflected a higher revenue base in the current year compared to the prior year, and our cost containment efforts.  The absolute selling and administrative expense increase primarily reflected sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expenses

For the three months ended December 31, 2003 and 2002, research and development expense was $22.4 million and $18.6 million (8.9% and 8.9% of revenues), respectively, and $43.1 million and $38.1 million (8.9% and 9.0% of revenues), for the six months ended December 31, 2003 and 2002, respectively.  The absolute research and development expenditures increase reflected development activities focused primarily on proprietary products.

Impairment of Assets, Restructuring and Severance Charges

During the fiscal quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition the Company to better fit the market conditions, de-emphasize the commodity business and accelerate the move to what we categorize as proprietary products.  Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  We also planned to lower overhead costs across our support organizations. During the second quarter ended December 31, 2003, we announced the divestiture or discontinuation of certain of our commodity products totaling approximately $100 million of annual revenues, to further focus our resources on value-added opportunities.

We estimate that charges associated with the plan will be approximately $230 million. These charges will consist of approximately $189 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $35 million for severance.  Of the $230 million in total charges, we expect cash charges to be approximately $40 million to $50 million. As of December 31, 2003, we have achieved approximately $45 million in annualized savings from the restructuring activities and expect to realize annualized savings of approximately $70 million by fiscal year-end 2004, and approximately $85 million by calendar year-end 2004, with approximately 80 percent to 85 percent of that savings affecting cost of goods sold.

During the three months ended December 31, 2003, we recorded $10.1 million in total charges: $5.9 million in relocation and other asset impairment charges and $4.2 million in severance-related costs.  During the three months ended December 31, 2002, we recorded $179.8 million in total charges: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $4.8 million for severance-related costs. During the six months ended December 31, 2003, we recorded $14.1 million in total charges: $7.3 million in relocation and other asset impairment charges and $6.8 million in severance-related costs.  During the six months ended December 31, 2002, we recorded $183.6 million in total charges: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges and $8.6 million for severance-related costs.

Restructuring-related charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.  In determining the asset groups, we grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired we evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from our initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses.  Based on this, we determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

As of December 31, 2003, we had recorded $208.0 million in total charges, consisting of: $176.9 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $25.1 million for severance-related costs.   Components of the $176.9 million for asset impairment, plant closure costs and other charges included the following items:

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

•                  As we emphasize more advanced generation trench products, we expect the future revenue stream from our less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year ended June 30, 2003.  As of December 31, 2003, we are determining whether this facility can be used on a limited basis for research and development activities.

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

We are in the process of restructuring our manufacturing activities in Europe, which included a review of our Swansea, Wales facility, a general-purpose module facility.  Based on a review, we determined that this facility would be better suited to focus only on automotive applications.  The general-purpose assembly assets in this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, we are moving most manufacturing activities at our recently acquired automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities.  We expect the move to be completed by approximately fiscal year-end 2004.

We are also moving the majority of the production from our Venaria, Italy facility to our Mumbai, India facility, which was completed as of December 31, 2003. We have stopped manufacturing products at our Oxted, England facility as of September 30, 2003, and the remaining inventory had been transferred to the Tijuana, Mexico assembly facility.

•                  We plan to eliminate the manufacturing of our non-space military products in our Santa Clara, California facility by July 2004. In the future, subcontractors will handle our non-space qualified products formerly manufactured in this facility. We are also transitioning certain assembly of government and space products from our Leominster, Massachusetts facility.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•                  $18.3 million in other miscellaneous items were charged, including $11.4 million in relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million in the quarter ended December 31, 2002. As of June 30, 2003, we had disposed of $2.6 million of these inventories, which did not have a material impact on gross margin for the year ended.  For the three and six months ended December 31, 2003, we had not disposed of any additional inventories.

Our restructuring activities are expected to result in severance charges of approximately $35 million through December 2004.  Below is a table of approximate severance-related charges by major activity and location:

Location	Activity	Amount
El Segundo, California	Close manufacturing facility	$5 million
Santa Clara, California	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	5 million
Venaria, Italy	Move manufacturing to India and discontinuing certain products	7 million
Company-wide	Realign business processes	14 million

Total		$35 million

As of December 31, 2003, of the $35 million noted above as part of our December 2002 restructuring plan, we had recorded $22.8 million in severance termination costs related to approximately 870 administrative, operating and manufacturing positions, and $2.3 million in costs to terminate a pension plan at our manufacturing facility in Oxted, England.   The severance charges associated with the elimination of positions, which included the 870 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In June 2002, we had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, we finalized our plan and determined that total severance would be approximately $10 million, and accordingly, adjusted purchased goodwill by $4.8 million.  We communicated the termination plan and the elimination of primarily manufacturing positions to our affected employees at that time.  The associated severance is to be paid by fiscal year-end 2004.

The following summarizes our severance accrued related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended

December 31, 2003, June 30, 2003 and 2002.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined.

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability

Accrued severance, June 30, 2001	$2,755	$—	$—	$2,755
Purchase price adjustment	—	—	5,094	5,094
Costs paid	(1,301)	—	—	(1,301)
Foreign exchange impact	—	—	386	386

Accrued severance, June 30, 2002	1,454	—	5,480	6,934
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)

Accrued severance, June 30, 2003	1,030	5,634	9,876	16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	6,811	—	6,811
Costs paid	(158)	(6,244)	(319)	(6,721)
Foreign exchange impact	—	560	866	1,426

Accrued severance, December 31, 2003	$872	$6,761	$10,423	$18,056

Other Income and Expenses

We did not have material other income and expense items in the three and six months ended December 31, 2003.

In fiscal 2002, we reached an insurance settlement for equipment that was damaged at one of our wafer fabrication lines.  For the three and six months ended December 31, 2002, we recognized $0 and $1.3 million, respectively, in gain on the settlement.  The settlement gain was partially offset by net foreign currency gains (loss) of ($0.1) million and $0.7 million for the three and six months ended December 31, 2002.

Interest Income and Expenses

Interest income was $3.2 million and $4.8 million for the three months ended December 31, 2003 and 2002, respectively, and $8.0 million and $9.9 million for the six months ended December 31, 2003 and 2002, respectively.  The decrease in income reflected lower prevailing interest rates in the current year.

Interest expense was $3.6 million and $4.7 million for the three months ended December 31, 2003 and 2002, respectively, and $7.6 million and $10.4 million for the six months ended December 31, 2003 and 2002, respectively. The decrease in expense reflected $6.2 million savings from the JP Morgan interest swap and $0.2 million mark-to-market gains on our Lehman Brothers interest rate contract for the six months ended December 31, 2003, compared to $4.6 million savings from the JP Morgan interest swap and ($2.2) million mark-to-market losses on the Lehman Brothers interest rate contract for the six months ended December 31, 2002 (see Note 4, “Derivative Financial Instruments”).

Income Taxes

Our effective tax provision for the three and six months ended December 31, 2003 and 2002 was 24 percent, rather than the expected U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

Liquidity and Capital Resources

At December 31, 2003, we had cash and cash equivalent balances of $376.8 million and cash investments in marketable debt securities of $389.9 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $129.0 million, totaled $895.7 million.  Our investment portfolio consists of available-for-sale fixed-income, investment-grade securities which we have managed to obtain effective maturities of no longer than 24 months at December 31, 2003.

For the six months ended December 31, 2003, cash provided by operating activities was $46.5 million compared to $29.7 million in the comparable prior year period.  Cash flow from operations included $30.0 million of depreciation and amortization and $8.6 million of tax benefit from options exercised for the six months ended.  Changes in operating assets and liabilities decreased cash by $25.5 million during the six months ended December 31, 2003.  Our fiscal June 30, 2003 quarter consisted of one additional week compared to the current quarter ended December 31, 2003.  This difference in timing contributed to significantly higher accounts payable and accrued expenses, including accrued taxes and salaries and wages at June 30, 2003, compared to those balances at December 31, 2003.  The increase in working capital was partially offset by decrease in inventory resulting from improvements in inventory management and market conditions.

For the six months ended December 31, 2003, cash used in investing activities was $53.0 million.  We purchased $266.5 million and sold $245.7 million of cash investments. We invested $29.2 million in capital expenditures primarily related to upgrading wafer manufacturing capabilities and increasing assembly capacity.  Additionally, at December 31, 2003, we had made purchase commitments for capital expenditures of approximately $8.5 million.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

Financing activities for the six months ended December 31, 2003 generated $34.6 million.  Proceeds from issuance of common stock and exercise of stock options contributed $28.2 million in cash.  As of December 31, 2003, we had revolving, equipment and foreign credit facilities of $167.2 million, against which $38.2 million had been used.  As discussed in Note 4, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $8.5 million plus the collateral requirement for the interest rate swap transaction, as determined periodically.  At December 31, 2003, $11.5 million in letters of credit were outstanding related to the transaction.  The collateral requirement of the transaction may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transaction and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have been the minimum amount required of $8.5 million.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for our consolidated financial statements are as follows:

(1)          Special purpose entities (“SPEs”) created prior to February 1, 2003: We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim reporting period ended December 31, 2003. We have completed our assessment and determined that we have no SPE’s.

(2)          Non-SPEs created prior to February 1, 2003: We are required to adopt FIN 46-R at the end of the first interim reporting period ended March 31, 2004.  We did not enter into any significant joint venture or partnership agreements prior to February 1, 2003.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003:  We are required to apply the provisions of FIN 46 unless we elect to early adopt the provisions of FIN 46-R as of the first interim reporting period ended March 31, 2004.  If we do not elect to early adopt FIN 46-R, then we are required to apply FIN 46-R to these entities as of the end of the first interim reporting period ended March 31, 2004. We did not enter into any SPE, joint venture or partnership agreements subsequent to January 31, 2003 that would have a material impact on our consolidated financial statements for the periods ended December 31, 2003.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.  We believe that at December 31, 2003, there has been no material change to this information.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q Report contains some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  The materials presented can be identified by the use of terminology such as “anticipate”, “believe”, “estimate”, “may”, “should”, “will”, or “expects” or the negative or variations thereof, whether set out in the text of documents or in graphs.  Such forward-looking statements are subject to a number of uncertainties and risks, and actual results may differ materially from those projected.  Factors that could affect the company’s actual results include greater than expected costs of implementing company restructuring plans; changes in assumptions or events that adversely affect the timing and realization of anticipated cost savings from restructuring plans and the amount of anticipated charges; the failure of market demand to materialize as anticipated; the effectiveness of cost controls and cost reductions; pricing pressures; unexpected costs associated with cost-reduction efforts, including reductions in force and the transfer, discontinuance, divestiture or consolidation of product lines and equipment (including, without limitation, those associated with the company’s restructuring initiatives); product claims, investigations, returns and recalls; introduction, acceptance, availability, and continued demand and growth of new and high-performance products; delays in transferring and ramping production lines or completing customer qualifications (including, without limitation, those associated with the company’s restructuring initiatives); company and market impact due to the cancellation or delays in customer and/or industry programs and/or orders; unfavorable changes in industry and competitive conditions; economic conditions in the company’s markets around the world and the timing of changes in market conditions; the company’s mix of product shipments; the success of working capital management programs; failure of suppliers and subcontractors to meet their delivery commitments; changes in interest and investment rates; impacts on our business or financial condition due to changes in currency valuation; impact of changes in accounting methods; the impact of changes in laws and regulations, including tax, trade and export regulations and policies; the initiation of or actual results of any outstanding patent and other litigation, whether asserted by or against us; impacts on our royalties from patent licensee redesign, a decline in sales by licensees, or change in product mix to non-infringing devices; and other uncertainties disclosed in the company’s reports filed with the Securities and Exchange Commission, including its most recent reports on Form 10-K and 10-Q.  Additionally, to the foregoing factors should be added the financial and other ramifications of terrorist actions.

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

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At December 31, 2003, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  An adverse change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) or approximately 10 basis points would have had a favorable impact of approximately $0.1 million and $0.4 million on net interest income/expense for the three and six months ended December 31, 2003, respectively.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.4 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.4) million, on net interest income/expense.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our outstanding convertible debt (the “Debt”) (see Notes 4, “Derivative Financial Instruments,” and 8, “Bank Loans and Long-Term Debt”).  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  The variable interest rate we have incurred since the inception of the swap has averaged 2.0 percent, compared to a coupon of 4.25 percent on the Debt.  This arrangement reduced interest expense by $2.7 million and $2.4 million for the three months ended December 31, 2003 and 2002, respectively, and $6.2 million and $4.6 million for the six months ended December 31, 2003 and 2002, respectively.

Accounted for as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we use a regression analysis.  To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discount the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt must be considered in assessing the effectiveness of the hedging relationship.  For those years that are projected to include at least a portion of redemption of the convertible debentures, we employ a valuation model known as a Monte Carlo simulation.  This simulation allows us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  The market value of the Transaction of $13.8 million and $23.7 million at December 31, 2003 and June 30, 2003, respectively, was included in other long-term assets.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2003 and June 30, 2003, respectively, was $1.6 million and $1.4 million, respectively, and was included in other long-term assets.  Mark-to-market adjustments (increased) decreased interest expense by $0.01 million and $0.2 million for the three and six months ended December 31, 2003, respectively, and ($0.7) million and ($2.2) million for the three and six months ended December 31, 2002, respectively.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have yen-based revenues without the yen-based manufacturing costs.  We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such an adverse change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the quarter ended December 31, 2003 and 2002.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At December 31, 2003, 9 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The market value of the Forward Contract was a liability of $4.6 million at December 31, 2003, and an asset of $6.4 million at June 30, 2003.  Mark-to-market gains (losses), net of tax, included in other comprehensive income, were ($1.9) million and ($0.1) million for the three months ended December 31, 2003 and 2002, respectively, and ($6.2) million and $3.9 million for the six months ended December 31, 2003 and 2002, respectively.  Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $30.7 million and $22.7 million in notional amounts of forward contracts not designated as hedges at December 31, 2003 and June 30, 2003, respectively.  Net realized and unrealized gains (losses) on forward contracts recognized in earnings were less than $1 million for the three and six months ended December 31, 2003 and 2002.  Net realized and unrealized exchange gains (losses) recognized in earnings were less than $1 million for the three and six months ended December 31, 2003 and 2002.

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

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K

	a.)	No reports on Form 8-K were filed during the period covered by this report.

	b.)	Exhibit Index:

		31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1	Certification Pursuant to 18 U.S.C. 13650, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		32.2	Certification Pursuant to 18 U.S.C. 13650, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION
Registrant

February 18, 2004	MICHAEL P. MCGEE

  Michael P. McGee

Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer