Form 10-Q
period 2004-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2004-05-18
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

THERE WERE 66,092,621 SHARES OF THE REGISTRANT’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON APRIL 30, 2004.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues	$275,411	$214,377	$761,854	$636,074
Cost of sales	166,236	142,506	473,653	427,830
Gross profit	109,175	71,871	288,201	208,244
Selling and administrative expense	43,005	35,491	117,717	105,246
Research and development expense	24,221	19,578	67,274	57,671
Amortization of acquisition-related intangibles	1,421	1,342	4,218	3,996
Impairment of assets, restructuring and severance charges	9,907	6,389	24,026	184,043
Other income, net	(6,174)	(33)	(5,647)	(192)
Interest (income) expense, net	1,512	(448)	1,095	86
Income (loss) before income taxes	35,283	9,552	79,518	(142,606)
Provision for (benefit from) income taxes	8,538	2,101	19,155	(39,730)
Net income (loss)	$26,745	$7,451	$60,363	$(102,876)

Net income (loss) per common share – basic	$0.41	$0.12	$0.93	$(1.61)

Net income (loss) per common share – diluted	$0.39	$0.11	$0.89	$(1.61)

Average common shares outstanding – basic	65,826	64,054	65,166	63,916

Average common shares and potentially dilutive securities outstanding – diluted	69,132	64,850	68,184	63,916

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss)	$26,745	$7,451	$60,363	$(102,876)

Other comprehensive income (loss):
Foreign currency translation adjustments	10,435	1,266	29,840	10,927
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of ($2,902), ($1,828), ($11,891) and ($939), respectively	4,944	2,229	20,249	1,601
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of $425, $364, $4,054 and ($1,905), respectively	(723)	(620)	(6,902)	3,244
Less: Reclassification adjustments of net gains on available-for-sale securities and foreign currency forward contract	(7,855)	635	(7,709)	(1,702)

Other comprehensive income, net	6,801	3,510	35,478	14,070

Comprehensive income (loss)	$33,546	$10,961	$95,841	$(88,806)

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

	March 31, 2004	June 30, 2003
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$464,603	$350,798
Short-term cash investments	92,654	141,674
Trade accounts receivable, net	150,885	138,097
Inventories	163,382	173,577
Deferred income taxes	21,975	32,211
Prepaid expenses and other receivables	42,233	38,482

Total current assets	935,732	874,839
Long-term cash investments	231,242	229,020
Property, plant and equipment, net	375,735	346,557
Goodwill	140,383	136,818
Acquisition-related intangible assets, net	30,080	33,801
Long-term deferred income taxes	79,740	71,888
Other assets	141,090	128,929
Total assets	$1,934,002	$1,821,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$20,482	$17,121
Long-term debt, due within one year	274	1,183
Accounts payable	65,281	86,911
Accrued salaries, wages and commissions	27,803	28,951
Other accrued expenses	49,227	77,567

Total current liabilities	163,067	211,733
Long-term debt, less current maturities	569,086	579,379
Other long-term liabilities	22,447	14,208
Deferred income taxes	18,788	4,293
Stockholders’ equity:
Common stock	66,026	64,186
Capital contributed in excess of par value of shares	750,140	699,446
Retained earnings	268,278	207,915
Accumulated other comprehensive income	76,170	40,692
Total stockholders’ equity	1,160,614	1,012,239
Total liabilities and stockholders’ equity	$1,934,002	$1,821,852

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2004	2003

Cash flow from operating activities:
Net income (loss)	$60,363	$(102,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,870	42,838
Amortization of acquisition-related intangible assets	4,218	3,996
Impairment of assets, restructuring and severance charges	—	184,691
Unrealized gains on swap transactions	(519)	(182)
Deferred income taxes	2,147	(41,561)
Tax benefit from options exercised	12,215	391
Change in operating assets and liabilities, net	(37,102)	(18,667)
Net cash provided by operating activities	83,192	68,630

Cash flow from investing activities:
Additions to property, plant and equipment	(52,153)	(54,311)
Proceeds from sale of property, plant and equipment	420	55
Sale or maturities of cash investments	478,855	341,012
Purchase of cash investments	(435,283)	(326,526)
Change in other investing activities, net	960	1,916
Net cash used in investing activities	(7,201)	(37,854)

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt, net	1,926	(1,667)
Repayments of long-term debt	(118)	(144)
Repayments of obligations under capital leases	(776)	(738)
Proceeds from issuance of common stock and exercise of stock options	40,319	6,881
Other, net	(280)	(247)
Net cash provided by financing activities	41,071	4,085
Effect of exchange rate changes on cash and cash equivalents	(3,257)	(1,451)
Net increase in cash and cash equivalents	113,805	33,410
Cash and cash equivalents, beginning of period	350,798	240,430
Cash and cash equivalents, end of period	$464,603	$273,840

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

1.                           Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to present fairly the consolidated financial position of the Company at March 31, 2004, the consolidated results of operations for the three and nine months ended March 31, 2004 and 2003, and the consolidated statement of cash flows for the nine months ended March 31, 2004 and 2003.  The results of operations for the three and nine months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

The Company operates on a 52-53 week fiscal year under which the three months ended March 2004 and 2003 consisted of 13 weeks ending April 4, 2004 and March 30, 2003, respectively.  For ease of presenting the accompanying consolidated financial statements, the fiscal quarter-end for all periods presented is shown as March 31.  Fiscal 2004 will consist of 52 weeks ending July 4, 2004.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 31, 2004 and 2003 (in thousands except per share amounts):

	Net Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended March 31, 2004
Net income per common share – basic	$26,745	65,826	$0.41
Effect of dilutive securities:
Stock options	—	3,306	(0.02)
Net income per common share – diluted	$26,745	69,132	$0.39

Three months ended March 31, 2003
Net income per common share – basic	$7,451	64,054	$0.12
Effect of dilutive securities:
Stock options	—	796	(0.01)
Net income per common share – diluted	$7,451	64,850	$0.11

Nine months ended March 31, 2004
Net income per common share – basic	$60,363	65,166	$0.93
Effect of dilutive securities:
Stock options	—	3,018	(0.04)
Net income per common share – diluted	$60,363	68,184	$0.89

Nine months ended March 31, 2003
Net loss per common share – basic	$(102,876)	63,916	$(1.61)
Effect of dilutive securities:
Stock options	—	—	—
Net loss per common share – diluted	$(102,876)	63,916	$(1.61)

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock has not been included in the computation of diluted income per share for each period presented since such effect would be anti-dilutive.  Additionally, 793,000 shares of the Company’s stock options for the nine months ended March 31, 2003, were excluded from the “net loss per common share — diluted” calculation since including those shares would be anti-dilutive.

3.                           Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities.  As of March 31, 2004, the Company has managed these investments to obtain effective maturities of no greater than 24 months.  At March 31, 2004 and June 30, 2003, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and

Equity Securities”, unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.

Cash, cash equivalents and cash investments as of March 31, 2004 and June 30, 2003 are summarized as follows
(in thousands):

	March 31, 2004	June 30, 2003
		(Audited)
Cash and cash equivalents	$464,603	$350,798
Short-term cash investments	92,654	141,674
Long-term cash investments	231,242	229,020
Total cash, cash equivalents and cash investments	$788,499	$721,492

Available-for-sale securities as of March 31, 2004 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$58,533	$149	$(124)	$25	$58,558
U.S. government and agency obligations	24,378	12	(1)	11	24,389
Other debt	9,704	3	—	3	9,707
Total short-term cash investments	$92,615	$164	$(125)	$39	$92,654

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$133,004	$326	$(104)	$222	$133,226
U.S. government and agency obligations	54,060	67	(65)	2	54,062
Other debt	43,921	59	(26)	33	43,954
Total long-term cash investments	$230,985	$452	$(195)	$257	$231,242

Available-for-sale securities as of June 30, 2003 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$85,871	$428	$(71)	$357	$86,228
U.S. government and agency obligations	42,612	49	(2)	47	42,659
Other debt	12,768	19	—	19	12,787
Total short-term cash investments	$141,251	$496	$(73)	$423	$141,674

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Corporate debt	$124,079	$1,829	$(77)	$1,752	$125,831
U.S. government and agency obligations	35,643	130	(4)	126	35,769
Other debt	67,119	373	(72)	301	67,420
Total long-term cash investments	$226,841	$2,332	$(153)	$2,179	$229,020

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 15.  The Company accounts for these available-for-sale investments under SFAS No. 115.  These stocks are traded on the Tokyo Stock Exchange.  The market values of the equity investments at March 31, 2004 and June 30, 2003 were $77.6 million and $43.2 million, respectively, and were included in other long-term assets.  Mark-to-market gains (losses), net of tax, of $4.0 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively, and $21.7 million and ($0.1) million for the nine months ended March 31, 2004 and 2003, respectively, were included in other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at March 31, 2004, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$92,615	$92,654
Due in 1-2 years	175,876	176,117
Due in 2-5 years	43,560	43,546
Due after 5 years	11,549	11,579
Total cash investments	$323,600	$323,896

The effective maturity dates may be less than the contractual maturity dates as indicated in the table above.  In accordance with the Company’s investment policy that allows for investments of up to five years, at March 31, 2004, the Company has managed these investments to obtain effective maturities of no longer than two years.

Gross realized gains were $0.5 million and $2.6 million for the three and nine months ended March 31, 2004, respectively, and gross realized losses were ($0.1) million and ($0.2) million for the three and nine months ended March 31, 2004, respectively.  Gross realized gains were $0.8 million and $3.1 million for the three and nine months ended March 31, 2003, respectively, and gross realized losses were ($0.1) and ($1.5) million for the three and nine months ended March 31, 2003, respectively.  The cost of marketable securities sold is determined by the weighted average cost method.

4.                           Derivative Financial Instruments

Foreign Currency Risk

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan.  The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At March 31, 2004, 8 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The Forward Contract was a liability of $6.3 million at March 31, 2004, and an asset of $6.4 million at June 30, 2003.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were ($0.7) million and ($0.6) million for the three months ended March 31, 2004 and 2003, respectively, and ($6.9) million and $3.2 million for the nine months ended March 31, 2004 and 2003, respectively.  At March 31, 2004, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $35.8 million and $22.7 million in notional amounts of forward contracts not designated as hedges at March 31, 2004 and June 30, 2003, respectively.  Net unrealized and realized exchange gains recognized in earnings were $1.4 million and $0.8 million for the three and nine months ended March 31, 2004.  Net realized and unrealized exchange gains (losses) recognized in earnings were less than $1 million for the three and nine months ended March 31, 2003.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its outstanding convertible debt (the “Debt”) (see Note 8).  At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate the Company has paid since the Transaction has averaged

2.0%, compared to a coupon of 4.25% on the Debt.  This arrangement reduced interest expense by $3.1 million and $2.9 million for the three months ended March 31, 2004 and 2003, respectively, and $9.3 million and $7.5 million for the nine months ended March 31, 2004 and 2003, respectively.

Accounted for as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, the Company uses a regression analysis.  To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, the Company discounts the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, the Company’s ability to call the Debt is considered in assessing the effectiveness of the hedging relationship.  For those years that are projected to include at least a portion of redemption of the convertible debentures, the Company employs a valuation model known as a Monte Carlo simulation.  This simulation allows the Company to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  The market value of the Transaction was $15.6 million and $23.7 million at March 31, 2004 and June 30, 2003, respectively, and was included in other long-term assets.

In support of the Company’s obligation under the Transaction, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling  $8.5 million as of March 31, 2004, and an additional collateral requirement for the Transaction, as determined periodically.  At March 31, 2004, $11.5 million in letters of credit were outstanding related to the Transaction.

In April 2004, the Company entered into another interest rate swap transaction with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The terms of the April 2004 transaction are substantially the same as that of the Transaction discussed above, with an additional 1.13 percent above the rates payable by the Company due to changes in market conditions since the Transaction’s commencement in December 2001.  With the additional swap transaction, the Company is required to obtain a combined total of $11.5 million in irrevocable standby letters of credit.

In April 2003, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the Contract the Company has an option to receive a payout from Lehman covering the Company’s exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at March 31, 2004 and June 30, 2003 was $1.0 million and $1.4 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of ($0.6) million and ($0.4) million for the three and nine months ended March 31, 2004, respectively, and $0.1 million and ($2.1) million for the three and nine months ended March 31, 2003, respectively, were charged to interest expense.

5.                           Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at March 31, 2004 and June 30, 2003 were comprised of the following (in thousands):

	March 31, 2004	June 30, 2003
		(Audited)
Raw materials	$29,256	$29,172
Work-in-process	73,032	64,642
Finished goods	61,094	79,763
Total inventories	$163,382	$173,577

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

At March 31, 2004 and June 30, 2003, goodwill and acquisition-related intangible assets included the following (in thousands):

		March 31, 2004		June 30, 2003 (Audited)
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$140,383	$—	$136,818	$—

Acquisition-related intangible assets:
Complete technology	4 – 12	$24,313	$(8,104)	$23,823	$(5,989)
Distribution rights and customer lists	5 – 12	15,461	(5,270)	15,454	(4,097)
Intellectual property and other	5 – 12	7,313	(3,633)	7,313	(2,703)
Total acquisition-related intangible assets		$47,087	$(17,007)	$46,590	$(12,789)

The changes in the carrying amount of goodwill for the period ended March 31, 2004 and June 30, 2003 are as follows (in thousands):

Goodwill
Balance, June 30, 2003	$152,216
Purchase price adjustments	(24,003)
Foreign exchange impact	8,605
Balance, June 30, 2003	136,818
Purchase price	265
Foreign exchange impact	3,300
Balance, March 31, 2004	$140,383

As of March 31, 2004, estimated amortization expense of acquisition-related intangible assets for the next five years are as follows (in thousands): fiscal 2005: $5,330; fiscal 2006: $4,859; fiscal 2007: $4,169; fiscal 2008: $3,425; and fiscal 2009: $3,108.

7.                           Other accrued expenses

Other accrued expenses at March 31, 2004 and June 30, 2003 were comprised of the following (in thousands):

	March 31, 2004	June 30, 2003
		(Audited)
Accrued taxes	$5,000	$32,385
Short-term severance liability	15,533	15,748
Other accrued expenses	28,694	29,434

Total accrued expenses	$49,227	$77,567

8.                           Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at March 31, 2004 and June 30, 2003 is as follows (in thousands):

	March 31, 2004	June 30, 2003
		(Audited)
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $18,121 and $28,477 at March 31, 2004 and June 30, 2003, respectively)	$568,121	$578,477
Other loans and capitalized lease obligations	2,198	2,085
Debt, including current portion of long-term debt ($274 and $1,183 at March 31, 2004 and June 30, 2003, respectively)	570,319	580,562
Foreign revolving bank loans at rates from 1.20% to 3.97%	19,523	17,121
Total debt	$589,842	$597,683

In July 2000, the Company sold $550.0 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007.  The interest rate is 4.25 percent per annum on the principal amount, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 2003.  The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments.  The notes are subordinated to all of the Company’s existing and future debt.  The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2004, as specified in the notes and related indenture agreement.  In December 2002, the Company entered into the Transaction with the Bank, which converted the effective interest rate the Company pays from fixed to variable related to $412.5 million of the convertible notes. As a result of the Transaction, the Company is required to mark to market the $412.5 million of the convertible notes.  In April 2004, the Company entered into another transaction with the Bank for the remaining $137.5 million of the convertible notes.  The latter transaction will be marked to market for the fiscal quarter ended June 30, 2004 (See Note 4.)

The Company’s $150.0 million revolving credit facility led by BNP Paribas was set to expire in November 2003.  Prior to expiration, the Company entered into a new three-year syndicated multi-currency revolving credit facility expiring in November 2007.  The new facility, also led by BNP Paribas, provides a credit line of $150.0 million of which up to $150.0 million may be used for standby letters of credit.  The facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the credit agreement is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the credit facility at March 31, 2004.  The facility also contains certain financial and other covenants, with which the Company was in compliance at March 31, 2004.  The Company pledged as collateral shares of certain of its subsidiaries.  At March 31, 2004, under the new credit agreement, the Company had $17.3 million borrowings and $14.4 million letters of credit outstanding.  At June 30, 2003, under the previous credit agreement, the Company had $16.3 million borrowings and $13.4 million letters of credit outstanding.  Of the letters of credit outstanding, $11.5 million were related to the interest rate swap transaction (see Note 4) at March 31, 2004 and June 30, 2003.  At March 31,

2004, the Company had $167.6 million in total revolving lines of credit, of which $33.9 million had been utilized, consisting of $14.4 million in letters of credit and $19.5 million in foreign revolving bank loans, which is included in the table above.

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

During the three months ended March 31, 2004, the Company recorded $9.9 million in total charges: $3.2 million in relocation and other asset impairment charges and $6.7 million in severance-related costs.  During the three months ended March 31, 2003, the Company recorded $6.4 million in total charges: $0.1 million for plant closure costs and other charges and $6.3 million for severance-related costs. For the nine months ended March 31, 2004, the Company recorded $24.0 million in total charges: $10.5 million in relocation and other asset impairment charges and $13.5 million in severance-related costs.  For the nine months ended March 31, 2003, the Company recorded $190.0 million in total charges: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges and $15.0 million for severance-related costs.

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

As of March 31, 2004, the Company had recorded $217.9 million in total charges, consisting of: $180.1 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $31.8 million for severance-related costs.  Components of the $180.1 million asset impairment, plant closure and other charges included the following items:

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

•                  As the Company emphasizes more advanced generation trench products, it expects the future revenue stream from its less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year ended June 30, 2003.  As of March 31, 2004, the Company is determining whether this facility can be used on a limited basis for research and development activities.

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

The Company is also moving the majority of the production from its Venaria, Italy facility to its Mumbai, India facility, which was completed as of December 31, 2003. The Company has stopped manufacturing products at its Oxted, England facility as of September 30, 2004, and the remaining inventory had been transferred to the Tijuana, Mexico assembly facility.

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

•                  $21.5 million in other miscellaneous items were charged, including $14.6 million in relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors, the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million in the quarter ended March 31, 2003. As of June 30, 2003, the Company had disposed of $2.6 million of these inventories, which did not have a material impact on gross margin for the year ended June 30, 2003.  For the three and nine months ended March 31, 2004, the Company had disposed of $0.3 million of these inventories, which did not have a material impact on gross margin for such periods.

As of March 31, 2004, as part of the December 2002 restructuring plan, the Company had recorded $29.5 million in severance termination costs related to approximately 970 administrative, operating and manufacturing positions, and $2.3 million in costs to terminate a pension plan at its manufacturing facility in Oxted, England, for a total of $31.8 in total severance-related costs.  The severance charges associated with the elimination of positions, which included the 970 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In June 2003, the Company had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2004, the Company finalized its plan and determined that total severance would be approximately $10 million, and accordingly, the Company adjusted purchased goodwill by $4.8 million.  The Company communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to its affected employees at that time.  The associated severance is expected be paid by fiscal year-end 2004.

The following summarizes the Company’s severance accrual related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended March 31, 2004, June 30, 2003 and June 30, 2002.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined.

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2001	$2,755	$—	$—	$2,755
Purchase price adjustment	—	—	5,094	5,094
Costs paid	(1,301)	—	—	(1,301)
Foreign exchange impact	—	—	386	386

Accrued severance, June 30, 2002	1,454	—	5,480	6,934
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)

Accrued severance, June 30, 2003	1,030	5,634	9,876	16,540
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	13,530	—	13,530
Costs paid	(255)	(11,850)	(1,379)	(13,484)
Foreign exchange impact	—	395	339	734

Accrued severance, March 31, 2004	$775	$7,709	$8,836	$17,320

10.                     Geographical Information

The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.  Geographic information for March 31, 2004 and 2003, and June 30, 2003 is presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues from Unaffiliated Customers
North America	$77,734	$69,463	$226,080	$205,713
Asia	122,928	86,146	330,966	257,443
Europe	63,989	48,813	173,823	140,560
Subtotal	264,651	204,422	730,869	603,716
Unallocated royalties	10,760	9,955	30,985	32,358
Total	$275,411	$214,377	$761,854	$636,074

	March 31, 2004	June 30, 2003
		(Audited)
Long-Lived Assets
North America	$340,845	$325,459
Asia	16,775	14,979
Europe	159,205	135,048
Total	$516,825	$475,486

No customer accounted for more than 10 percent of the Company’s consolidated net revenues for the three and nine months ended March 31, 2004 and 2003, respectively, or more than 10 percent of the Company’s accounts receivable at March 31, 2004 and June 30, 2003.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net income (loss) as reported	$26,745	$7,451	$60,363	$(102,876)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(12,816)	(9,449)	(36,226)	(29,056)
Pro forma net income (loss)	$13,929	$(1,998)	$24,137	$(131,932)

Net income (loss) per common share-basic, as reported	$0.41	$0.12	$0.93	$(1.61)
Net income (loss) per common share-basic, pro forma	$0.21	$(0.03)	$0.37	$(2.06)

Net income (loss) per common share-diluted, as reported	$0.39	$0.11	$0.89	$(1.61)
Net income (loss) per common share-diluted, pro forma	$0.20	$(0.03)	$0.37	$(2.06)

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

13.                     Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699, 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  The Federal District Court entered a permanent injunction, effective on June 5, 2003, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699, 5,008,725 and/or 5,130,767.  In August 2003, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages.  The Federal District Court subsequently trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million.  In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted the Company by the Federal District Court in Los Angeles of infringement by IXYS of the Company’s U.S. patents 4, 959, 699, 5,008,725 and 5,130,767. The case was remanded for further proceedings and reexamination of a number of issues before the Los Angeles District Court where it originated. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit will also have the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in the Company’s favor regarding the validity and enforceability of the three Company patents. Upon remand, the Company plans to continue to vigorously pursue its claims for damages and other relief based on IXYS’ infringement of the asserted patents.

Additionally in a related case, in July 2003, the District Court awarded the Company sanctions against Samsung Semiconductor, Inc., in an amount including attorney’s fees of about $7.3 million, subject to certain credits of up to $4.5 million.  In March 2004, the Court of Appeals for the Federal Circuit determined that Samsung did not violate the injunction, vacating the previous sanctions award.

In January 2003, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. (“Hitachi”) and affiliated companies alleging infringement of certain of its U.S. patents.  The Company later brought additional claims alleging infringement of certain other of IR’s patents.  Hitachi denied infringement and validity of the patents and entered a counterclaim of patent misuse.  During fiscal 2004, the Company added Renesas Technology Corp

(“Renesas”) and its U.S. affiliate) to such suit as additional parties defendant.  Renesas is a joint venture comprised of Hitachi (55 percent) and Mitsubishi Electric Corporation (45 percent).  In January 2004, the Company, Hitachi and Renesas entered into a patent cross-license agreement.  The agreement also settled the previously pending litigation among the parties.  In the March quarter, the Company reported a one-time pretax gain, net of legal expenses and related costs, of approximately $5.9 million related to this matter.  The agreement also provides for Hitachi and Renesas paying an on-going royalty on worldwide sales covered by certain Company power MOSFET/IGBT patents.  The Company will pay an on-going royalty to Hitachi on Company sales in Japan of certain power MOSFETs and to Renesas on the Company’s sales in Japan of certain other products.  The agreement takes effect for payment of ongoing royalties on April 1, 2004 and will continue through the expiration of the applicable licensed patents.

14.                     Income Taxes

The Company’s effective tax provision for the three months ended March 31, 2004 and 2003, was 24.2 percent and 24.0 percent, respectively, rather than the expected U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

The Company’s effective tax provision for the nine months ended March 31, 2004 and 2003, was 24.1 percent and 24.0 percent, respectively, rather than the expected U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

15.                     Related Party Transactions

As discussed in Note 3, the Company holds as strategic investment common stock of Nihon, a related party.  At March 31, 2004 and June 30, 2003, the Company owned approximately 17.5 percent of the outstanding shares of Nihon.  The Company’s Chief Financial Officer is the Chairman of the Board of Nihon.  In addition, the general manager of the Company’s Japan subsidiary is a director of Nihon.  Although the Company has representation on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 3).

In June 2003, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products.  The value of the licensing and manufacturing agreements are approximately $5.4 million and $2.0 million, respectively, of which $0.8 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively, and $2.4 million and $1.9 million for the nine months ended March 31, 2004 and 2003, respectively, was recognized as revenue.

16.               Commitments

Total rental expense on all operating leases charged to income was $2.9 million and $2.5 million for the three months ended March 31, 2004 and 2003, respectively, and $8.2 million and $7.5 million for the nine months ended March 31, 2004 and 2003, respectively.  The Company had outstanding purchase commitments for capital expenditures of approximately $16.6 million at March 31, 2004.  The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 2003 are as follows (in thousands):

Fiscal Years	Capital Leases	Operating Leases	Total Commitments

2004	$1,182	$5,415	$6,597
2005	—	3,986	3,986
2006	—	3,166	3,166
2007	—	2,548	2,548
2008 and later	—	7,499	7,499
Less imputed interest	(6)	—	(6)
Total minimum lease payments	$1,176	$22,614	$23,790

ITEM 2.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended March 31, 2004 Compared with the Three and Nine Months Ended March 31, 2003

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

The following table sets forth certain items as a percentage of revenues.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.4	66.5	62.2	67.3
Gross profit	39.6	33.5	37.8	32.7
Selling and administrative expense	15.6	16.6	15.4	16.5
Research and development expense	8.8	9.1	8.8	9.1
Amortization of acquisition-related intangible assets	0.5	0.6	0.6	0.6
Impairment of assets, restructuring and severance charges	3.6	3.0	3.2	28.9
Other (income) expense, net	(2.2)	0.0	(0.7)	0.0
Interest (income) expense, net	0.5	(0.3)	0.1	0.0
Income (loss) before income taxes	12.8	4.5	10.4	(22.4)
Provision for (benefit from) income taxes	3.1	1.0	2.5	(6.2)
Net income (loss)	9.7%	3.5%	7.9%	(16.2)%

Revenues

Revenues were $275.4 million and $214.4 million for the three months ended March 31, 2004 and 2003, respectively, and $761.9 million and $636.1 million for the nine months ended March 31, 2004 and 2003, respectively.  The current period revenues reflected the continued acceptance of our proprietary products and a general upturn in the semiconductor market.  Proprietary product revenues comprised 61 percent of product revenues for the quarter ended March 31, 2004.  Our proprietary products refer to our Analog ICs, Power Systems and Advanced Circuit Devices.  In designating proprietary products, we periodically review products to characterize them as value-added or as provided under reduced competition due to their technological content or due to customer requirements.  Royalties contributed $10.8 million to revenues for the quarter ended March 31, 2004, compared to $10.0 million in the prior year quarter.   Royalties were $31.0 million for the nine months ended March 31, 2004, compared to $32.4 million in the comparable prior year period.  The decrease primarily reflected reduced sales of licensed products.

Revenues from sales to original equipment manufacturers (“OEMs”) grew by 27 percent from the comparable prior year quarter, accounting for 70 percent of product revenues in the quarter ended March 31, 2004, compared to 71 percent in comparable prior year quarter.  We also classify revenues from sales to OEMs by end-market applications. Compared to the prior year quarter, revenues from the information technology, consumer, defense/aerospace and industrial sectors grew, while revenues from the automotive remained relatively unchanged.  Performance in end-market applications for the quarter ended March 31, 2004, is as follows:

•                  The information technology sector comprised approximately 44 percent and 43 percent of sales to OEMs for three and nine months ended March 31, 2004, respectively.  The current quarter’s revenues from this sector grew 53 percent from the comparable prior year quarter.  This increase reflected greater content, continuing sales in support of Intel’s CentrinoTM and Pentium MTM based products, and an increase in market share.

•                  The automotive sector comprised approximately 21 percent and 22 percent of sales to OEMs for three and nine months ended March 31, 2004, respectively.  The current quarter’s revenues from this sector remained relatively unchanged from the comparable prior year quarter.  In the December quarter, we were awarded a significant automotive contract for which production on this program is expected to commence in fiscal 2005.

•                  The consumer sector comprised approximately 17 percent and 16 percent of sales to OEMs for three and nine months ended March 31, 2004, respectively.  The current quarter’s revenues from this sector grew by 35 percent from the comparable prior year quarter, reflecting growth in plasma display panels (“PDPs”), liquid crystal displays (“LCDs”), digital televisions, recordable digital video discs (“DVDs”), digital music players and smart appliances.

•                  The defense/aerospace sector comprised approximately 11 percent and 12 percent of sales to OEMs for three and nine months ended March 31, 2004, respectively.  The current quarter’s revenues from this sector grew by 13 percent from the comparable prior year quarter, primarily as a result of increase in market share and new programs including advanced aircraft, global positioning satellites and smart weaponry.

•                  The industrial sector comprised approximately seven percent of sales to OEMs for the three and nine months ended March 31, 2004.  The current quarter’s revenues from this sector grew by nine percent from the comparable prior year quarter.  Orders in this sector grew by 46 percent over the prior quarter.  Although capital equipment spending patterns are still uncertain, we remain hopeful that the increased orders reflect a resumption of this spending in the coming months.

Our sales to distributors for the quarter ended March 31, 2004, increased by 35 percent compared to the comparable prior year period.  Our top fifteen distributors’ sales to their end customers for the quarter ended increased by 28 percent compared to the prior year quarter.  Total orders as of March 31, 2004, grew by 10 percent from the December quarter and 40 percent compared to the prior year quarter.

Gross Profit Margin

Gross profit was $109.2 million and $71.9 million (39.6% and 33.5% of revenues) for the three months ended March 31, 2004 and 2003, respectively, and $288.2 million and $208.2 million (37.8% and 32.7% of revenues) for the nine months ended March 31, 2004 and 2003, respectively.  The gross profit margin improvement for the three and nine months ended March 31, 2004, reflected the sale of a higher margin mix of proprietary products and manufacturing cost savings, including reduced material costs and increased yield, labor and overhead efficiencies. Gross margin in the nine-months ended March 31, 2003, included a $6.0 million inventory charge to write-down raw material and work-in-process inventories impaired as a result of planned plant closures, which impacted gross margin by one percent for that period.

Selling and Administrative Expenses

For the three months ended March 31, 2004 and 2003, selling and administrative expense was $43.0 million and $35.5 million (15.6% and 16.6% of revenues), respectively, and $117.7 million and $105.2 million (15.4% and 16.5% of revenues) for the nine months ended March 31, 2004 and 2003, respectively.  The decline in the selling and administrative expense ratio primarily reflected a higher revenue base in the current year compared to the prior year, and our cost containment efforts.  The absolute selling and administrative expense increase primarily reflected sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expenses

For the three months ended March 31, 2004 and 2003, research and development expense was $24.2 million and $19.6 million (8.8% and 9.1% of revenues), respectively, and $67.3 million and $57.7 million (8.8% and 9.1% of revenues), for the nine months ended March 31, 2004 and 2003, respectively.  The absolute research and development expenditures increase reflected development activities focused primarily on proprietary products.

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

We estimate that charges associated with the plan will be approximately $230 million. These charges will consist of approximately $189 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $35 million for severance-related costs.  Of the $230 million in total charges, we expect cash charges to be approximately $40 million to $50 million. As of March 31, 2004, we have achieved approximately $61 million in annualized savings from the restructuring activities and expect to realize annualized savings of approximately $70 million by fiscal year-end 2004, and approximately $85 million by calendar year-end 2004, with approximately 80 percent to 85 percent of that savings affecting cost of goods sold.

During the three months ended March 31, 2004, we recorded $9.9 million in total charges: $3.2 million in relocation and other asset impairment charges and $6.7 million in severance-related costs.  During the three months ended March 31, 2003, we recorded $6.4 million in total charges: $0.1 million for plant closure costs and other charges and $6.3 million for severance-related costs. For the nine months ended March 31, 2004, we recorded $24.0 million in total charges: $10.5 million in relocation and other asset impairment charges and $13.5 million in severance-related costs.  For the nine months ended March 31, 2003, we recorded $190.0 million in total charges: $169.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges and $15.0 million for severance-related costs.

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

As of March 31, 2004, we had recorded $217.9 million in total charges, consisting of: $180.1 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $31.8 million for severance-related costs.   Components of the $180.1 million for asset impairment, plant closure costs and other charges included the following items:

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

•                  As we emphasize more advanced generation trench products, we expect the future revenue stream from our less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year-ended June 30, 2003.  As of March 31, 2004, we are determining whether this facility can be used on a limited basis for research and development activities.

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

We are also moving the majority of the production from our Venaria, Italy facility to our Mumbai, India facility, which was completed as of December 31, 2003.  We have stopped manufacturing products at our Oxted, England facility as of September 30, 2004, and the remaining inventory had been transferred to the Tijuana, Mexico assembly facility.

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

•                  $21.5 million in other miscellaneous items were charged, including $14.6 million in relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors, we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million in the quarter ended March 31, 2003. As of June 30, 2003, we had disposed of $2.6 million of these inventories, which did not have a material impact on gross margin for the year ended June 30, 2003.  For the three and nine months ended March 31, 2004, we disposed of $0.3 million of these inventories, which did not have a material impact on gross margin for such periods.

Our restructuring activities are expected to result in severance charges of approximately $35 million through December 2004.  Below is a table of approximate severance-related charges by major activity and location:

Location	Activity	Amount
El Segundo, California	Close manufacturing facility	$5 million
Santa Clara, California	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	4 million
Venaria, Italy	Move manufacturing to India and discontinuing certain products	9 million
Company-wide	Realign business processes	13 million
Total		$35 million

As of March 31, 2004, of the $35 million noted above as part of our December 2002 restructuring plan, we had recorded $29.5 million in severance termination costs related to approximately 970 administrative, operating and manufacturing positions, and $2.3 million in costs to terminate a pension plan at our manufacturing facility in Oxted, England.   The severance charges associated with the elimination of positions, which included the 970 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In June 2003, we had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2004, we finalized our plan and determined that total severance would be approximately $10 million, and accordingly, adjusted purchased goodwill by $4.8 million.  We communicated the termination plan and the elimination of primarily manufacturing positions to our affected employees at that time.  The associated severance is to be paid by fiscal year-end 2004.

The following summarizes our severance accrued related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended March 31, 2004, June 30, 2003 and 2002.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined.

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2001	$2,755	$—	$—	$2,755
Purchase price adjustment	—	—	5,094	5,094
Costs paid	(1,301)	—	—	(1,301)
Foreign exchange impact	—	—	386	386
Accrued severance, June 30, 2002	1,454	—	5,480	6,934
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)
Accrued severance, June 30, 2003	1,030	5,634	9,876	16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	13,530	—	13,530
Costs paid	(255)	(11,850)	(1,379)	(13,484)
Foreign exchange impact	—	395	339	734
Accrued severance, March 31, 2004	$775	$7,709	$8,836	$17,320

Other Income and Expenses

Other income was $6.2 million and $0.03 million for the three months ended March 31, 2004 and 2003, respectively, and $5.6 million and $0.2 million for the nine months ended March 31, 2004 and 2003, respectively.  For the three months ended March 31, 2004, we recognized $5.9 million in one-time pretax gains from the Hitachi settlement, net of legal costs and related expenses, and $1.6 million in foreign exchange and disposal gains.  These gains were offset by $1.3 million in litigation-related accruals.  For the nine months ended March 31, 2004, we recognized $5.9 million in one-time pretax gains from the Hitachi settlement, net of legal costs and related expenses, and $1.0 million in foreign exchange and disposal gains.  These gains were partially offset by $1.3 million in litigation costs.

Interest Income and Expenses

Interest income was $3.3 million and $4.7 million for the three months ended March 31, 2004 and 2003, respectively, and $11.3 million and $14.7 million for the nine months ended March 31, 2004 and 2003, respectively.  The decrease in income reflected lower prevailing interest rates in the current year.

Interest expense was $4.8 million and $4.3 million for the three months ended March 31, 2004 and 2003, respectively, and $12.4 million and $14.8 million for the nine months ended March 31, 2004 and 2003, respectively.  The increase in current quarter’s expense as compared to the prior year quarter, primarily reflected $0.6 million of mark-to-market losses on our Lehman Brothers interest rate contract, compared to $0.1 million income in the prior year quarter ended March 31, 2003.  The decrease in expense for the nine months ended March 31, 2004, reflected lower interest rates in the current year and $0.4 million mark-to-market losses on our Lehman Brothers contract compared to $2.1 million loss in the nine months ended March 31, 2003 (see Note 4, “Derivative Financial Instruments”).

Income Taxes

Our effective tax provision for the three months ended March 31, 2004 and 2003, was 24.2 percent and 24.0 percent, respectively, rather than the expected U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

Our effective tax provision for the nine months ended March 31, 2004 and 2003, was approximately 24.1 percent and 24.0 percent, respectively, rather than the expected U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

Liquidity and Capital Resources

At March 31, 2004, we had cash and cash equivalent balances of $464.6 million and cash investments in marketable debt securities of $323.9 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $133.7 million, totaled $922.2 million.  Our investment portfolio consists of available-for-sale fixed-income, investment-grade securities which we have managed to obtain effective maturities of no longer than 24 months as of March 31, 2004.

For the nine months ended March 31, 2004, cash provided by operating activities was $83.2 million compared to $68.6 million in the comparable prior year period.  Cash flow from operations included $46.1 million of depreciation and amortization and $12.2 million of tax benefit from options exercised for the nine months ended.  Changes in operating assets and liabilities decreased cash by $37.1 million during the nine months ended March 31, 2004.  Our fiscal June 30, 2003 quarter consisted of one additional week compared to the current quarter ended March 31, 2004.  This difference in timing contributed to significantly higher accounts payable and accrued expenses at June 30, 2003, compared to those balances at March 31, 2004.  The increase in working capital was partially offset by decrease in inventory resulting from improvements in inventory management and market conditions.

For the nine months ended March 31, 2004, cash used in investing activities was $7.2 million.  We purchased $435.3 million and sold $478.9 million of cash investments. We invested $52.2 million in capital expenditures primarily related to upgrading wafer manufacturing capabilities and increasing assembly capacity.  Additionally, at March 31, 2004, we had made purchase commitments for capital expenditures of approximately $16.6 million.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

Financing activities for the nine months ended March 31, 2004 generated $41.1 million.  Proceeds from issuance of common stock and exercise of stock options contributed

$40.3 million in cash.  As of March 31, 2004, we had revolving, equipment and foreign credit facilities of $167.6 million, against which $33.9 million had been used.

As discussed in Note 4, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $8.5 million plus the collateral requirement, as determined periodically, for the interest rate swap transaction outstanding as of March 31, 2004..  In April 2004, this obligation was increased to $11.5 million plus the collateral requirement, when we entered into the interest rate swap transaction with the Bank for the remaining $137.5 million of the Debt.  At March 31, 2004, $11.5 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transaction may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transaction and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would not have changed as of March 31, 2004.

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the new $150 million Credit Facility as discussed in Note 8, will be sufficient to fund our operations and to take advantage of strategic opportunities as they occur in the next twelve months.  Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

In January 2004, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2004, the FASB issued FIN No. 46 (revised December 2004), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for our consolidated financial statements are as follows:

(1)          Special purpose entities (“SPEs”) created prior to February 1, 2004: We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim reporting period ended December 31, 2003.

(2)          Non-SPEs created prior to February 1, 2004: We are required to adopt FIN 46-R at the end of the first interim reporting period ended March 31, 2004.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2004:  We are required to apply the provisions of FIN 46 unless we elect to early adopt the provisions of FIN 46-R as of the first interim reporting period ended March 31, 2004.  If we do not elect to early adopt FIN 46-R, then we are required to apply FIN 46-R to these entities as of the end of the first interim reporting period ended March 31, 2004.

The adoption of FIN 46 and FIN 46-R did not have a material impact on our consolidated financial statements.

Critical Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.  We believe that at March 31, 2004, there has been no material change to this information.

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

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At March 31, 2004, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  An adverse change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) or approximately 10 basis points would have had a favorable impact of approximately $0.1 million and $0.4 million on net interest income/expense for the three and nine months ended March 31, 2004, respectively. For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.1 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.1) million, on net interest income/expense.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our outstanding convertible debt (the “Debt”) (see Notes 4, “Derivative Financial Instruments,” and 8, “Bank Loans and Long-Term Debt”).  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  The variable interest rate we have incurred since the inception of the swap has averaged 2.0 percent, compared to a coupon of 4.25 percent on the Debt.  This arrangement reduced interest expense by $3.1 million and $2.9 million for the three months ended March 31, 2004 and 2003, respectively, and $9.3 million and $7.5 million for the nine months ended March 31, 2004 and 2003, respectively.  In April 2004, subsequent to the March quarter close, we entered into another interest rate swap transaction with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The terms of the April 2004 transaction are substantially the same as that of the Transaction discussed above, with an additional 1.13 percent above the rates payable by us due to changes in market conditions since the Transaction’s commencement in December 2001.

Accounted for as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we use a regression analysis.  To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discount the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt must be considered in assessing the effectiveness of the hedging relationship.  For those years that are projected to include at least a portion of redemption of the convertible debentures, we employ a valuation model known as a Monte Carlo simulation.  This simulation allows us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  The market value of the Transaction of $15.6 million and $23.7 million at March 31, 2004 and June 30, 2003, respectively, was included in other long-term assets.

In April 2003, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at March 31, 2004 and June 30, 2003, respectively, was $1.0 million and $1.4 million, respectively, and was included in other long-term assets.  Mark-to-market adjustments (increased) decreased interest expense by ($0.6) million and ($0.4) million for the three and nine months ended March 31, 2004, respectively, and $1.0 million and ($2.1) million for the three and nine months ended March 31, 2003, respectively.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have yen-based revenues without the yen-based manufacturing costs.  We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such an adverse change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the quarter ended March 31, 2004 and 2003.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At March 31, 2004, 8 quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The market value of the Forward Contract was a liability of $6.3 million at March 31, 2004, and an asset of $6.4 million at June 30, 2003.  Mark-to-market gains (losses), net of tax, included in other comprehensive income, were ($0.7) million and ($0.6) million for the three months ended March 31, 2004 and 2003, respectively, and ($6.9) million and $3.2 million for the nine months ended March 31, 2004 and 2003, respectively.  Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $35.8 million and $22.7 million in notional amounts of forward contracts not designated as hedges at March 31, 2004 and June 30, 2003, respectively.  Net realized and unrealized exchange gains recognized in earnings were $1.4 million and $0.8 million for the three and nine months ended March 31, 2004, respectively.  Net realized and unrealized exchange gains (losses) recognized in earnings were less than $1 million for the three and nine months ended March 31, 2003.

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

PART II.                                                OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K

a.)                             The following reports on Form 8-K were filed during the period covered by this report:

i.            On March 22, 2004, the Company filed a report on Form 8-K with the Securities and Exchange Commissions regarding its patent infringement lawsuit against IXYS Corporation (“IXYS”), and a related action brought against IXYS and Samsung Electronics Co., Ltd. and Samsung Semiconductor Inc..

ii.         On January 26, 2004, the Company filed a report on Form 8-K regarding the stockholders’ approval to amend Article 4 of the Company’s Certification of Incorporation to increase the authorized number of common stock shares from 150,000,000 to 330,000,000.

iii.      On January 21, 2004, the Company filed a report on Form 8-K regarding the settlement of all outstanding litigation between the Company and Hitachi, Ltd., and Renesas Technology Corp in the United States and Japan.

b.)                            Exhibit Index:

31.1                           Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.2                           Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.1                           Certification Pursuant to 18 U.S.C. 13650, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

32.2                           Certification Pursuant to 18 U.S.C. 13650, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION

Registrant

May 18, 2004	/s/ MICHAEL P. MCGEE

 Michael P. McGee

Executive Vice President,
Chief Financial Officer and
Principal Accounting Officer