Form 10-K
period 2004-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2004-09-17
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ Annual report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

or

☐ Transition report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number: 1-7935

INTERNATIONAL RECTIFIER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-1528961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

233 Kansas Street
El Segundo, CA 90245
(Address of principal executive offices) (zip code)
Registrant's telephone number, including area code: (310) 726-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	The New York Stock Exchange Pacific Exchange

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes    X    No

        The aggregate market value of the registrant's voting Common Stock held by non-affiliates as of the last day of the registrant's most recently completed second fiscal quarter was $3,213,829,296 (computed using the closing price of a share of Common Stock on January 2, 2004, reported by the New York Stock Exchange).

        There were 66,575,226 shares of the registrant's Common Stock, par value $1.00 per share, outstanding on September 13, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for the annual meeting of stockholders scheduled to be held on November 22, 2004, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended June 30, 2004, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

        International Rectifier Corporation ("IR"®) uses its technology, comprehensive experience in power management, and low-cost manufacturing platforms to offer what we believe is one of the industry's most advanced and competitive lines of power management products. Our products are divided among three broad product categories:

  •
  Analog Integrated Circuits and Advanced Circuit Devices.  Our Analog Integrated Circuits, or Analog ICs, are semiconductors that integrate logic and power management functions on the same chip to optimize system performance. Advanced Circuit Devices are chipsets, multichip modules and other advanced-performance devices that generally address power management requirements in demanding applications. These products are value-added or are provided under reduced competition due to their technological content or our customer relationship. Our Analog ICs and Advanced Circuit Devices provide application-specific power management solutions for computers, servers and routers, consumer electronics, automotive systems, home appliances and other motor-control appliances, aircraft and satellites, defense electronic systems, and wireless and wireline communication devices.

  •
  Power Systems.  Power Systems combine power semiconductors with other power management components in modules that improve power efficiency, provide a cost-effective alternative to custom analog designs and enable customers to introduce new products more quickly. We supply Power Systems for automotive electronics (including electric fan control, electric power steering and integrated starter/alternator motors), other motor control applications (including home appliances and industrial refrigeration and air conditioning), and commercial and military aircraft.

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

        As described more fully below, we use a business strategy that focuses on adding value in high growth markets, leveraging our leading edge technology, extending our leadership position in power components, and capitalize on our relationships with market leaders and our efforts to provide low cost manufacturing (see "Capitalize on Low-Cost Manufacturing" below for recent initiatives in further realigning our business to manufacture our proprietary products and for acquisition of epitaxial silicon substrates manufacturing).

Industry Overview

        Power semiconductors convert power from an electrical outlet, a battery or an alternator running off an internal combustion engine into more efficient and useful power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater its need for specially-formatted, finely-regulated power. The need for power semiconductor technology rises with the increasing complexity of electronic products and the proliferation of electronic features in information technology, automotive, consumer electronics, defense/aerospace and industrial products. Within the power semiconductor market, MOSFETs and IGBTs are important components in power management. Based on statistics published by the Semiconductor Industry Association, industry-wide revenues from sales of power MOSFETs and IGBTs were $4.4 billion in calendar 2003 and are forecasted to total approximately $5.8 billion in calendar 2004. The semiconductor industry is demonstrating signs of recovery from a significant downturn in recent years. Overall economic conditions continue to be somewhat uncertain and difficult to predict.

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

Strategy

        We pioneered a core power management technology. We build on our industry leadership in components to develop certain key products based on our proprietary technology. To distinguish ourselves from the industry, we focus on the power management requirements of an application and bring our comprehensive portfolio of products and technologies to advance the power management performance of the application. Our products are diversified within the power management field and serve various applications in the information technology, automotive, consumer electronics, defense/aerospace and industrial markets. Our proprietary products form an increasing proportion of our business, and improve our growth and profit potentials. In the fiscal year ended June 30, 2004, our proprietary products revenues grew 32 percent. Our gross margins increased to 41.2 percent in the fourth quarter fiscal 2004, from 34.8 percent in the fourth quarter fiscal 2003. In support of this growth, we have increased the number of new proprietary products sales professionals and field application engineers worldwide. Our proprietary products refer to our Analog ICs, Advanced Circuit Devices and Power Systems. We include in our reference to proprietary products those products that are value-added or are provided under reduced competition due to their technological content or our customer relationship.

        We focus on market sectors where our advancements can provide enabling technology in targeted applications for better, more competitive products: information technology, energy-efficient appliances and motor-driven equipment, automotive and defense/aerospace. We implement our strategy through the following initiatives:

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

Leverage Our Leading Edge Technology.    Our leading edge technology enables us to set performance and architecture standards for power electronics in targeted applications. Our research and development program focuses on Analog ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET® power MOSFET and IGBT product lines. Over the three years ended June 30, 2004, we spent $240.1 million on research and development. Our broad worldwide patent portfolio consists of 499 issued patents and 773 patent applications pending, of which 149 are provisional applications (see "Intellectual Property"). We continue to commit to research and development to generate new patents. We believe our technology leadership and product innovation will be a source of product growth in the fastest growing sectors of the power semiconductor industry. In fiscal 2004, 2003 and 2002, licenses under our patents generated $41.9 million, $42.0 million and $47.6 million, respectively, in royalties. Our royalty income stream is currently dependent on the continued enforceability and validity of our patents, the ability of our competitors to design around our licensed MOSFET technology or develop competing technologies and general market conditions. The continuation of such royalties is subject to a number of risks (see Item 7, Management's Discussion and Analysis of Financial Condition—Factors that May Affect Future Results—Our ongoing protection and reliance on our intellectual property assets expose us to material risks). Our licensed MOSFET patents expire between 2004 and 2010, with the broadest remaining in effect until 2007 and 2008. For technologies other than our licensed MOSFET technologies, we are concentrating on incorporating our technologies into proprietary products and exploring licensing opportunities as we believe meet our overall business strategies.

Extend Leadership in Power Components.    We pioneered a fundamental technology for power MOSFETs and estimate that the majority of the world's power MOSFETs are produced by us or use our patented technology. Over the last two years, we have invested aggressively to advance trench, planar and other process technologies. These investments have produced what we believe are the most efficient power MOSFET components in the marketplace. Our leadership position in Power Components provides us with a platform for continued expansion in value-added growth markets.

Capitalize on Relationships with Market Leaders.    Many industry leaders look to us for products and programs that address their most challenging power management needs. These relationships put us at the forefront of developing products for new trends in the marketplace. We have increased the number of proprietary product sales professionals and field application engineers worldwide, to offer technological design expertise and high quality customer service. This comprehensive sales and engineering support includes Internet service applications, electronic order entry and just-in-time delivery. Our market leading customers include Bosch, Cisco, DaimlerChrysler, Danfoss, Dell, Emerson, IBM, Intel, Lockheed-Martin, Maytag, Motorola, Nortel, Northrop-Grumman, Philips, Raytheon, Sanyo and Visteon.

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

        We purchased the Newport, Wales (United Kingdom) facility in fiscal 2002 near the bottom of the last market cycle. One of the two fabrication lines there was idle at the time of acquisition. In the fourth quarter of fiscal 2004, we began recommissioning the idled line and expect first production wafers by July 2005. This facility provides our most cost-effective and advanced manufacturing capabilities and offers us significant capacity to support our growth over the next several years.

        In the second quarter of fiscal 2003, we announced certain restructuring initiatives. Our goal was to position the Company to better-fit market conditions, de-emphasize our commodity business and accelerate the move to our proprietary products. The restructuring plan included consolidating and closing several older facilities and legacy operations. We also plan to lower overhead costs across our support organizations. We expect these initiatives to be significantly completed by calendar year-end December 2004. We expect to realize annualized savings of over $70 million by calendar year-end 2004 from our restructuring activities. Additionally, in the fourth quarter of fiscal 2004, we began executing our plan to discontinue and divest business totaling $100 million in annual revenues from certain slow-growth, low-margin commodity products. We plan to reallocate certain manufacturing resources to the production of our fast growing, high-margin proprietary products (see also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2004 Compared with Fiscal 2003—Impairment of Assets, Restructuring and Severance Charges).

        In July 2004 subsequent to fiscal year-end 2004, we completed the acquisition of the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc. for approximately $41 million in cash, which may be reduced by $3 million, pending the qualification of certain processes as part of the transaction. We expect this acquisition to lower our production costs and provide certain key intellectual property for epitaxial silicon substrates manufacturing (see Note 14, Acquisitions of Notes to Consolidated Financial Statements).

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

        Advanced Circuit Devices are chipsets, multichip modules and other advanced performance devices that address power management requirements in demanding applications. These products are value-added or are provided under reduced competition due to their technological content or our customer relationship.

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

        Motors consume approximately half of the world's electricity. New variable-speed motors equipped with Power Systems increase energy efficiency and performance in a wide range of household, commercial and industrial applications. For example, most refrigerator motors can operate only at full speed, but a variable-speed motor can run at the lowest speed needed to maintain the required temperature. Our Power Systems designed for variable-speed motors reduce electricity consumption, simplify product design, improve product performance and reduce overall costs. Also, we have achieved multiple sole-source design wins from leading worldwide manufacturers in high-end washers, refrigerators and other energy-efficient appliances. In fiscal 2004, we entered into a joint venture agreement with the Semiconductor Division of Sanyo Electric Company. The joint venture, named IR-SA Integrated Technologies Co., is focused on electronic motion control solutions in the appliance and light industrial markets. The joint venture brings together our mixed signal IC and discrete expertise and Sanyo's packaging expertise to pursue those markets.

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

        We have manufacturing and/or assembly facilities in California, Massachusetts, Mexico, the United Kingdom, Germany, Italy, India and China. In addition, we have equipment at, or manufacturing supply agreements with, subcontractors located in the Philippines, Thailand, Taiwan, Malaysia, the Czech Republic, Germany and the United States.

        Our most advanced wafer fabrication facility, located in Newport, Wales, provides wafer fabrication capacity for mixed-signal and analog processes. We have a MOSFET wafer fabrication facility in Temecula, California, and a high-voltage Analog IC wafer fabrication facility in El Segundo, California. Assembly operations for products used in defense/aerospace applications are located in Leominster, Massachusetts and Santa Clara, California. We are transitioning certain assembly of government and space products to Tijuana, Mexico as part of our restructuring activities (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). We manufacture substantially all of our Schottky diodes, high-power rectifiers and thyristors at our Turin, Italy facility. Plants that assemble power MOSFETs and other products are located overseas in facilities we own or in subcontracted facilities. Our high-volume assembly lines for power MOSFETs, IGBTs and diodes are located in our facility in Tijuana, Mexico. We use production facilities in Swansea, Wales and Krefeld, Germany to manufacture and assemble automotive power systems. Also as part of our restructuring activities, we are moving most manufacturing activities at Krefeld, Germany to Swansea, Wales and Tijuana, Mexico facilities, and expect the move to be completed by fiscal second quarter 2005 (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). In a duty-free zone in India, we have an assembly facility for rectifiers and thyristors.

        In July 2004, subsequent to fiscal 2004, we acquired the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc. This new manufacturing facility is located in Mesa, Arizona.

Marketing, Sales and Distribution

        We market our products through direct sales staff, representatives and distributors. In line with this strategy, we are adding a complement of field application engineers and technical sales support staff to better serve the needs of our customers for IR's proprietary products. For the fiscal year ended June 30, 2004, direct sales to original equipment manufacturers ("OEM"s) and our distributors accounted for 71 percent and 29 percent, respectively, of product sales. For the fiscal year ended June 30, 2003, direct sales to OEMs and our distributors accounted for 69 percent and 31 percent, respectively, of product sales. For the fiscal year ended June 30, 2002, direct sales to OEMs and our distributors accounted for 63 percent and 37 percent, respectively, of product sales.

        In fiscal 2004, our product sales by region, based on the location of the customer, were approximately 28 percent from North America, 24 percent from Europe and 48 percent from Asia, which includes Japan and Asia Pacific. Our domestic direct sales force is organized into five regional sales zones. In Europe, our products are sold through our own sales force as well as through independent sales agents and distributors. Our European sales and representative offices are in the United Kingdom, Sweden, Finland, Denmark, Spain, France, Italy, Germany, Switzerland, Austria, Russia, the Czech Republic and Hungary. In Asia, we have sales representative or liaison offices in India, Japan, Singapore, China, Hong Kong, South Korea, Taiwan and the Philippines. We also have sales representative or liaison offices in Mexico, Australia and New Zealand.

        For financial information about the results for our geographic areas for each of the last three fiscal years, refer to "Notes to the Consolidated Financial Statements ("Note") 8, Geographic Information and Foreign Operations."

        Because many applications require products from several product groups, we have organized our product development and marketing efforts by sector and application, rather than product type. In addition, our staff of application engineers provides customers with technical advice and support regarding the use of our products. We have increased the number of engineering offices to help support our proprietary products. We believe the depth of our power management product line enhances our competitive position in the overall power semiconductor market.

Customers

        Our devices are incorporated in subsystems and end products manufactured by other companies. No single OEM customer, distributor or contract manufacturers accounted for more than ten percent of our revenue for the fiscal year ended June 30, 2004. The following table lists some of our major customers by end-market for fiscal 2004:

Customers

End Markets:
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
Distributors and Contract Manufacturers (based on revenues for fiscal 2004):
Distributors	Arrow Electronics, Avnet, Future Electronics, Lintek, Weikeng and Zenitron
Contract Manufacturers	Celestica, Flextronics, Jabil, Sanmina-SCI and Solectron

Backlog

        As of June 30, 2004, our backlog of orders was $403.3 million compared to $244.8 million as of June 30, 2003. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following twelve months. Increasingly, major customers are operating their businesses with shorter lead-times and are placing their orders at shorter intervals, which tend to reduce backlog relative to future revenue. The increase in backlog at June 30, 2004 is largely attributable to the success with our proprietary products and the upturn in the semiconductor industry. Given adequate notice, we usually allow customers to cancel purchase orders without penalty. The amount of backlog to be shipped during any period is dependent on various factors and can vary significantly from month to month. Accordingly, backlog is not necessarily indicative of sales for any future period.

Research and Development

        We conduct research and development activities to improve the performance and cost effectiveness of our product offerings in target applications. Our research and development program focuses on

Analog ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET® power MOSFET and IGBT product lines. We also direct our research and development toward reducing our customers' time-to-market and reducing the cost of their products. Our program places increasing emphasis on the development of chipsets and system-level solutions that improve overall system performance and cost, and helps customers to accelerate market introduction of their products.

        In fiscal 2004, 2003 and 2002, we spent $92.2 million, $78.9 million and $69.8 million, respectively, on research and development activities.

        Our design centers are located throughout the world, including the United States, Canada, the United Kingdom, Denmark, Italy, France, Germany and Singapore. During fiscal 2004, we achieved performance enhancements and cost reductions across our product line. A few of the more notable product introductions for fiscal 2004 included: a) new additions to the iPOWIR family of products that provide the industry's first dual-output, two-phase power building blocks for DC-DC converters inside advanced telecom, networking and server systems b) a broad expansion of our family of DirectFET Power MOSFETs which tackle the thermal limitations associated with high-end microprocessors c) new lighting ICs that set new standards in innovation in energy-efficient lighting applications d) a growing complement of iMOTION motor control products that now include a collection of driver ICs and power stage modules, aimed at improving energy efficiency in appliance and industrial applications, e) a new driver IC for Class D audio amplifiers, and f) a new integrated motor control IC for automotive applications.

Intellectual Property

        We continue to make significant investments in developing and protecting our intellectual property. We have increased our research and development spending 127 percent over the last five years, a period that included the steepest downturn in the history of the semiconductor industry. We have 309 issued unexpired U.S. patents and 363 U.S. patent applications pending (including 149 provisional applications). Our power MOSFET patents expire between 2004 and 2010, with the broadest remaining in effect until 2007 and 2008. In addition, we have 190 issued foreign patents and 410 foreign patent applications pending in a number of countries (including applications filed under treaty). We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademark HEXFET. We believe that our intellectual property contributes to our competitive advantage.

        We are committed to enforcing our patent rights, including through litigation, if necessary. Through successful enforcement of our patents, we have entered into more than 20 license agreements, generated royalty income, and received substantial payments in settlement of litigation. Consistent with this policy, we have settled patent infringement suits against Hitachi Ltd. and affiliated companies in March 2004, (see Note 13, "Litigation"). Our broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office. We currently have license agreements with the majority of power MOSFET manufacturers in the United States and abroad. In fiscal 2004, 2003 and 2002, we derived $41.9 million, $42.0 million and $47.6 million of royalty revenues from license agreements, respectively. Our royalty income stream is dependent on the continued enforceability and validity of our patents, the ability of our competitors to design around our MOSFET technology or develop competing technologies, and general market conditions. The continuation of such royalties is subject to a number of risks (see "Item 7, Management's Discussion and Analysis of Financial Condition—Factors that May Affect Future Results—Our ongoing protection and reliance on our intellectual property assets expose us to risks").

Competition

        We encounter differing degrees of competition for our various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes and product design changes. Several of our competitors are larger companies with greater financial resources. We believe that we are distinguished from our competitors by our comprehensive line of power management products and ability to combine these products into compact, cost-effective packages and system-level solutions. Our products compete with products manufactured by others on the basis of enabling capability, performance, reliability, quality, price, delivery time to customer and service (including technical advice and support). Our major competitors in Analog ICs and Advanced Circuit Devices include Analog Devices, Intersil, Linear Technology, Maxim Integrated Products, Semtech and Texas Instruments. Our major competitors in Power Components include Fairchild Semiconductor, Hitachi, Infineon Technologies, Mitsubishi, NEC, ON Semiconductor, Phillips, STMicroelectronics, Toshiba and Vishay-Siliconix. Aside from typical industry competitors, our Power Systems products often offer our customers an improved alternative to manufacturing systems internally.

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

        In as much as Rachelle has not accepted the settlement, we cannot predict whether the EPA or others would attempt to assert an action for contribution or reimbursement for monies expended to perform remedial actions at the OII Site. We cannot predict the likelihood that the EPA or such others would prevail against Rachelle in any such action. We maintain the position of Rachelle that its wastes were not hazardous. Our insurer has not accepted liability, although it has made payments for defense costs for the lawsuit against us. We have made no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on our results of operations and our cash flows.

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

Employees

        As of June 30, 2004, we employed approximately 5,800 people, of whom approximately 3,900 were employed in North America, 1,200 in Europe and 700 in Asia Pacific and Japan. The only collective bargaining agreements to which we are subject apply to our employees in Italy. We have approximately 300 employees in Italy. We consider our relations with our employees to be good.

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

Item 2. Properties

        Our operations occupy a total of approximately 1.7 million square feet, of which approximately 0.7 million square feet are located within the United States. Of the worldwide total, approximately 0.4 million square feet are leased.

        Our leases expire between 2004 and 2011. If we are unable to renew these leases upon expiration, we believe that we could find other suitable premises without any material adverse impact on our operations. Our major facilities, including the Meza, Arizona facility we acquired in July 2004, are in the following locations:

	Total Square Feet
Facility
	Owned	Leased	Expiration of Lease
Temecula, California (U.S.A)	331,000	—
El Segundo, California (U.S.A)	113,000	162,000	July 31, 2004 to May 31, 2011
Santa Clara, California (U.S.A)	—	30,000	July 1, 2005
Meza, Arizona (U.S.A).	43,000	—
Leominster, Massachusetts (U.S.A).	75,000	10,000	February 1, 2005
Tijuana, Mexico	192,000	—
Oxted, England (U.K.)	51,000	29,000	October 12, 2004 to March 1, 2010
Swansea, Wales (U.K.)	86,000	—
Newport, Wales (U.K.)	231,000	—
Turin, Italy	191,000	13,000	March 15, 2005 to February 28, 2010
Krefeld, Germany	—	94,000	April 30, 2007
Xian, China	—	29,000	September 30, 2005
Mumbai, India	—	10,000	June 30, 2005 to January 26, 2008

        We believe that these facilities are adequate for our current and anticipated near-term operating needs. At fiscal year ended June 30, 2004, we operated at approximately 90 percent of our worldwide manufacturing capacity.

        We have sales or technical support offices located throughout the United States, Mexico, Canada, the United Kingdom, Spain, France, Italy, Germany, Switzerland, Sweden, Denmark, Finland, Russia, Hungary, the Czech Republic, China, Hong Kong, Taiwan, Japan, South Korea, India, Singapore, the Philippines, Australia and New Zealand.

Item 3. Legal Proceedings

        In June 2000, we filed suit in Federal District Court in Los Angeles, California, against IXYS Corporation, alleging infringement of our key U.S. patents 4,959,699; 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. In August 2000, IXYS filed an answer and counterclaim, and in February 2002, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS "and all persons in active concert or participation with them who receive actual notice" of the injunction from "making, using, offering to sell or selling in, or importing into, the United States, MOSFETs (including IGBTs) covered by" IR's U.S. patents 4,959,699; 5,008,725 and/or 5,130,767. In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In the Federal District Court, in August 2002, following trial on damages issues, the jury awarded us $9.1 million in compensatory damages. The Federal District Court subsequently trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney's fees for a total monetary judgment of $29.5 million. In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted us by the Federal District Court in Los Angeles of infringement by IXYS of the Company's U.S. patents 4,959,699; 5,008,725 and 5,130,767. The case was remanded for further proceedings and reexamination of a number of issues before the Los Angeles District Court where it originated. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District

Court. The ruling by the Federal Circuit will also have the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court's rulings in the Company's favor regarding the validity and enforceability of the three Company patents. Upon remand, the Company plans to continue to vigorously pursue its claims for damages and other relief based on IXYS' infringement of the asserted patents.

        Additionally in a related case, in July 2003, the District Court awarded the Company sanctions against Samsung Semiconductor, Inc., in an amount including attorney's fees of about $7.3 million, subject to certain credits of up to $4.5 million. In March 2004, the Court of Appeals for the Federal Circuit determined that Samsung did not violate the injunction, vacating the previous sanctions award.

        In January 2002, we filed suit in the Federal District Court in Los Angeles, California, against Hitachi, Ltd. and affiliated companies alleging infringement of certain of IR's U.S. patents. We later brought additional claims alleging infringement of certain other of our patents. Hitachi denied infringement and validity of the patents and entered a counterclaim of patent misuse. During fiscal 2004, we added Renesas Technology Corp ("Renesas") and its U.S. affiliate to such suit as additional parties defendant. Renesas is a joint venture comprised of Hitachi (55 percent) and Mitsubishi Electric Corporation (45 percent). In January 2004, we entered into a patent cross-license agreement with Hitachi and Renesas. The agreement also settled the previously pending litigation among the parties. In the March quarter, we reported a one-time pretax gain, net of legal expenses and related costs, of approximately $5.9 million related to this matter. The agreement also provides for Hitachi and Renesas paying an on-going royalty on worldwide sales covered by certain of our power MOSFET/IGBT patents. We will pay an on-going royalty to Hitachi on our sales in Japan of certain power MOSFETs and to Renesas on our sales in Japan of certain other products. The agreement takes effect for payment of ongoing royalties on April 1, 2004 and will continue through the expiration of the applicable licensed patents.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Additional Item. Executive Officers of the Registrant

        Our executive officers serve at the discretion of the Board of Directors. Mr. Eric Lidow's employment with IR is subject to the provisions of an executive employment agreement with IR dated May 15, 1991, and subsequently amended on April 12, 1995, June 22, 1998 and August 5, 1998.

        The executive officers of IR are:

Eric Lidow	91	Chairman of the Board
Alexander Lidow	49	Chief Executive Officer
Michael P. McGee	45	Executive Vice President and Chief Financial Officer
Robert Grant	41	Executive Vice President, Global Sales and Corporate Marketing
Walter Lifsey	46	Executive Vice President, Operations
Donald R. Dancer	53	Vice President, General Counsel and Secretary

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

        Michael P. McGee joined us in 1990. He became Vice President and Chief Financial Officer in 1993. In November 1998, Mr. McGee was elected Executive Vice President. Since June 2000, he was Chairman of the Board of Nihon Inter Electronics Corporation, a publicly-held Japanese corporation. Prior to June 2003, during that period he had also been Co-Chief Executive Officer of that company.

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

PART II

Item 5. Market for the Registrants' Common Equity-Related Stockholder Matters and
Issuer Purchases of Equity Securities

Price Range of Common Stock
(Closing Prices in Dollars)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal Year
	High	Low	High	Low	High	Low	High	Low
2004	43.98	28.00	56.25	41.00	54.50	41.59	49.11	37.66
2003	28.36	15.33	25.69	11.12	23.26	18.46	28.53	17.09
2002	39.00	26.25	40.00	24.75	46.50	33.69	49.69	26.19

        Our common stock is traded on The New York Stock Exchange and the Pacific Exchange under the symbol "IRF." On September 13, 2004, the closing sale price of the common stock on The New York Stock Exchange was $35.43. Shareholders are urged to obtain current market quotations for the common stock. There were approximately 1,999 holders of record of our common stock as of September 13, 2004. No cash dividends have been declared to stockholders during the past three years, and the Company does not expect to declare cash dividends in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors, and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, and general business conditions. In addition, the Company's bank credit agreement currently includes covenants putting limitations on certain dividend payments.

        The quoted market prices are as reported on The New York Stock Exchange Composite. Stockholders are urged to obtain current market quotations for the common stock.

Item 6. Selected Financial Data

        The selected consolidated financial data as of June 30, 2004 and 2003 and for the fiscal years ended June 30, 2004, 2003 and 2002, are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes beginning on page 39. The selected consolidated financial data as of June 30, 2002, 2001 and 2000, and for the fiscal years ended June 30, 2001 and 2000, are derived from our audited consolidated financial statements which are not included in this document.

	Fiscal Years Ended June 30,
	2004	2003	2002	2001	2000
Statement of Operations Data (1) (In thousands except per share data)
Revenues	$1,060,500	$864,443	$720,229	$978,585	$753,327
Cost of sales	649,406	576,633	463,370	622,394	485,240

Gross profit (2)	411,094	287,810	256,859	356,191	268,087
Selling and administrative expense	164,723	142,499	125,578	137,662	114,664
Research and development expense	92,156	78,904	69,775	69,648	47,180
Amortization of acquisition-related intangible assets	5,623	5,364	4,110	5,996	255
Impairment of assets, restructuring, severance and other charges (3)	33,534	187,890	—	47,992	—
Other (income) expense, net	(5,038)	22	(1,916)	(1,765)	(1,564)
Interest (income) expense, net	1,812	(671)	(6,499)	(21,723)	12,640

Income (loss) before income taxes	118,284	(126,198)	65,811	118,381	94,912
Provision for (benefit from) income taxes	28,514	(36,559)	17,111	30,732	26,575

Net income (loss)	$89,770	$(89,639)	$48,700	$87,649	$68,337

Net income (loss) per common share:
Net income (loss) per common share—basic (4)	$1.37	$(1.40)	$0.77	$1.41	$1.25

Net income (loss) per common share—diluted (4)	$1.31	$(1.40)	$0.75	$1.35	$1.19

Average common shares outstanding—basic	65,459	63,982	63,390	62,215	54,803

Average common shares and potentially dilutive securities outstanding—diluted	68,363	63,982	65,271	64,800	57,662

	At June 30,
	2004	2003	2002	2001	2000
Balance Sheet Data (In thousands)
Cash and cash investments	$836,209	$721,492	$671,312	$851,361	$254,336
Working capital (5)	738,174	663,106	558,987	1,013,206	441,463
Total assets	2,017,006	1,821,852	1,813,182	1,746,462	1,025,970
Short-term debt	19,140	18,304	18,211	14,706	14,073
Long-term debt, less current maturities	560,019	579,379	566,841	552,751	4,589
Stockholders' equity	1,204,212	1,012,239	1,058,645	979,657	844,066
Cash Flows Data (In thousands) (1)
Cash provided by operating activities	$162,973	$129,491	$43,353	$221,803	$96,620
Cash used in investing activities (6)	(113,274)	(19,961)	(212,899)	(590,763)	(146,038)
Cash provided by financing activities (7)	43,365	2,635	14,201	569,401	214,302

(1)
Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

(2)
Gross profit in fiscal years 2003 and 2001 includes pretax charges for inventory written down by $6.0 million and $38.4 million, respectively. Fiscal 2003 $6.0 million charge reflected certain raw material and work-in-process inventories that were impaired as a result of our restructuring initiatives, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Fiscal 2001 $38.4 million charge reflected excess inventory written down to net realizable value as a result of semiconductor industry downturn and weak demand in our end markets.

(3)
Impairment of assets, restructuring and severance charges include total pretax charges of $33.5 million, $187.9 million and $86.4 million for the fiscal years 2004, 2003 and 2001, respectively. These charges are comprised of severance-related charges of $18.3 million, $18.2 million and $2.8 million in fiscal years 2004, 2003 and 2001, respectively, and impairment of assets and other restructuring-related charges of $15.2 million, $169.6 million, and $45.2 million for fiscal years 2004, 2003 and 2001, respectively. Fiscal 2004 and 2003 charges included asset impairment, plant closure costs and other charges associated with our restructuring initiatives announced in fiscal 2003 second quarter ended December 31, 2002, and severance-related charges associated with the elimination of manufacturing, operating and company-wide administrative personnel as a result of plant consolidations and closures, and overhead cost reductions across our support organization. Fiscal 2001 charges included assets written down to their expected discounted future cash flow or to an amount deemed recoverable, and severance charges associated with the elimination of company-wide administrative and operating personnel at our facilities in the United Kingdom.

(4)
Net income (loss) per common share, basic and diluted, for fiscal years 2004, 2003 and 2001, includes impairment of assets, restructuring and severance charges outlined in Notes (2) and (3) above of $(0.39), $(2.16) and $(1.03), respectively. Net income per common share, basic and diluted, for fiscal year 2004 also includes $0.07 from the one-time Hitachi settlement gain related to patent infringement.

(5)
Working capital is defined as current assets less current liabilities.

(6)
Cash flows used in investing activities primarily reflect net cash used to purchase cash investments and capital expenditures. Cash flows used in investing activities in fiscal 2002, 2001 and 2000, included acquisitions of certain business assets and businesses, net of cash of $169.6 million, $74.7 million and $28.5 million, respectively.

(7)
Cash flows provided by financing activities in fiscal 2004 reflect $45.3 million for the issuance of common stock and options exercised. Cash flows provided by financing activities in fiscal 2001 included the issuance of $550 million of 4.25 percent Convertible Subordinated Notes due 2007. Cash flows provided by financing activities in fiscal 2000 included the net proceeds from the issuance of 9,250,000 shares of common stock of $360.7 million, offset by $192.3 million of extinguishment of debt under the syndicated Credit Agreement with Banque Nationale de Paris.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-K. Except for historic information contained herein, the matters addressed in this Item 7 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Cautionary Statement for Purposes of the 'Safe Harbor' Provision of Private Securities Litigation Reform Act of 1995", "Factors That May Affect Future Results" and elsewhere in this Annual Report on From 10-K, that could cause actual results to differ materially from those anticipated by the Company. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

Overview

        This section presents summary information regarding our industry, markets, products and operating trends only. For further information regarding our financial condition and results of operation, please read our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in its entirety, of which this is a part.

  Company and Industry Overview

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

        Historically, demand for power semiconductors has displayed cyclical characteristics. Within the power semiconductor market, MOSFETs and other related products known as IGBTs are important components in power management. Based on statistics published by the Semiconductor Industry Association, a leading semiconductor industry group, industry-wide revenues from sales of power MOSFETs and IGBTs were $4.4 billion in calendar 2003 and are forecasted to total approximately $5.8 billion in calendar 2004. Based on this information and other publicly available surveys, the semiconductor industry appears to be demonstrating signs of recovery from a significant downturn in recent years. Overall economic conditions continue to be somewhat uncertain and difficult to predict.

        We believe current demand for our products is driven largely by the following:

  •
  Increased Speed and Functionality in Information Technology.  Increases in speed and functionality and improvements in computers, servers, consumer electronics and a variety of leading-edge electronic devices and equipment.

  •
  Demand for Energy-Efficient Motor Controls.  Worldwide demand for household appliances and industrial motors with power management technology.

  •
  Applications in Automotive Electronics and Motor Controls.  In the automotive market, the proliferation of power features and high-end electronics and a desire for increased fuel efficiency.

  •
  Defense/Aerospace Demand for Advanced Power Management Technology.  In the defense/aerospace industry, power management technology is used to meet rigorous space,

    weight and reliability requirements. Aerospace systems designers are constantly striving for higher efficiency power conversion solutions and there is a trend in aircraft designs of converting from hydraulic control systems to electronic control systems.

  Company Products & Strategy

        Our products are broadly divided among three general product categories: Analog ICs and Advanced Circuit Devices, Power Systems and Power Components. (See "Business" for a more detailed description of our products.) Our products serve a wide range of applications in the information technology, consumer electronics, automotive, defense/aerospace and industrial markets. However, we emphasize targeted applications where we can apply our more advanced and more competitive products. In doing so, we focus on what we call our proprietary products. Our proprietary products refer to our Analog ICs, Advanced Circuit Devices and Power Systems. We include in our reference to proprietary products those products that are value-added or are provided under reduced competition due to their technological content or our customer relationship. We periodically review products to determine their inclusion as proprietary products so as to help focus our efforts. In the fiscal year ended June 30, 2004, our proprietary products revenues grew 32 percent over the previous fiscal year's revenues.

        We implement our strategy through initiatives that leverage our technology, develop products to meet application specific needs and lower costs.

        Leverage Our Leading-Edge Technology and Extend our Leadership in Power Components.    Our research and development program focuses on our proprietary products and the advancement and diversification of certain of our power MOSFET and IGBT product lines. Over the three years ended June 30, 2004, we spent $240.1 million on research and development.

        Our worldwide patent portfolio consists of 499 issued patents and 773 patent applications pending, of which 149 are provisional applications (See "Business- Intellectual Property"). In fiscal 2004, 2003 and 2002, licenses under our patents, primarily our power MOSFET patents, generated $41.9 million, $42.0 million and $47.6 million, respectively, in royalties. Our royalty income stream is currently dependent on the continued enforceability and validity of our patents, the ability of our competitors to design around our licensed MOSFET technology or develop competing technologies, and general market conditions. The continuation of such royalties is subject to a number of risks (see "Item 7, Management's Discussion and Analysis of Financial Condition—Factors that May Affect Future Results—Our ongoing protection and reliance on our intellectual property assets expose us to risks"). Our licensed MOSFET patents expire between 2004 and 2010, with the broadest remaining in effect until 2007 and 2008. For technologies other than our licensed MOSFET technologies, we are concentrating on incorporating our technologies into proprietary products and exploring licensing opportunities we believe meet our overall business strategies.

        Capitalize on Relationships with Market Leaders.    Many industry leaders look to us for products and programs that address their most challenging power management needs. These relationships put us at the forefront of developing products for new trends in the marketplace. We have increased the number of proprietary product sales professionals and field application engineers worldwide, to offer technological design expertise and high quality customer service. This comprehensive sales and engineering support includes Internet service applications, electronic order entry and just-in-time delivery.

        Capitalize on Low-Cost Manufacturing.    We fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe that our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, Mexico, the United Kingdom, Germany, Italy, India and China. We also use third-party foundries and assemblers to supplement our internal manufacturing in a manner to provide capacity flexibility and efficiency.

        We purchased the Newport, Wales facility in fiscal 2002 near the bottom of the last market cycle. One of the two fabrication lines there was idle at the time of acquisition. In the fourth quarter of fiscal 2004, we began recommissioning the idled line and expect first production wafers by July 2005. This facility provides our most cost-effective and advanced manufacturing capabilities and offers us significant capacity to support our growth over the next several years.

        In the second quarter of fiscal 2003, we announced certain restructuring initiatives. Our goal was to position the Company to better-fit market conditions, de-emphasize our commodity business and accelerate the move to our proprietary products. The restructuring plan included consolidating and closing several older facilities and legacy operations. We also plan to lower overhead costs across our support organizations. We expect these initiatives to be significantly completed by calendar year-end December 2004. We expect to realize annualized savings of over $70 million by calendar year-end 2004 from our restructuring activities. Additionally, in the fourth quarter of fiscal 2004, we began executing our plan to discontinue and divest business totaling $100 million in annual revenues from certain slow-growth, low-margin commodity products. We plan to reallocate certain manufacturing resources to the production of our fast growing, high-margin proprietary products.

        In July 2004 subsequent to year-end 2004, we completed the acquisition of the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc. for approximately $41 million in cash, which may be reduced by $3 million, pending the qualification of certain processes as part of the transaction. We expect this acquisition to lower our production costs and provide certain key intellectual property for epitaxial silicon substrate manufacturing.

        We believe our strategies as outlined above have contributed to our overall margin growth. Our gross margins increased to 41.2 percent in the fourth quarter of fiscal 2004, from 34.8 percent in the fourth quarter of fiscal 2003.

        We generated $163.0 million in cash flow from operations in fiscal 2004 compared to $129.5 million in the prior year period. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $133.7 million, totaled $969.9 million. Our financial position, in addition to our available credit facilities described below, enables IR to continue to invest for the future. We continue to invest in both personnel and facilities to support our growth, among other areas, in Asia/Pacific, our largest and fastest growing region, including breaking ground on a new assembly and test facility in X'ian, China. We invested $86.2 million in capital expenditures primarily related to upgrading wafer manufacturing capabilities and increasing assembly capacity. Additionally at June 30, 2004, we had purchase commitments for capital expenditures of approximately $11.3 million primarily at our Newport, Wales facility. We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under our credit facilities will be sufficient to meet our currently foreseeable operating cash requirements and to take advantage of strategic opportunities as they occur in the next twelve months. Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Results of Operations

        The following table sets forth certain items included in selected financial data as a percentage of revenues.

	Fiscal Years Ended June 30,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of sales	61.2	66.7	64.3

Gross profit	38.8	33.3	35.7
Selling and administrative expense	15.5	16.5	17.4
Research and development expense	8.7	9.1	9.7
Amortization of acquisition-related intangible assets	0.5	0.6	0.6
Impairment of assets, restructuring, severance and other charges	3.2	21.7	—
Other (income) expense, net	(0.5)	0.0	(0.3)
Interest (income) expense, net	0.2	0.0	(0.9)

Income (loss) before income taxes	11.2	(14.6)	9.2
Provision for (benefit from) income taxes	2.7	(4.2)	2.4

Net income (loss)	8.5%	(10.4)%	6.8%

Fiscal 2004 Compared with Fiscal 2003

Revenues

        Revenues for fiscal 2004 were $1.06 billion compared to $864.4 million in fiscal 2003. Fiscal 2004 revenues reflected the growth in sales of what we categorize as our proprietary products and the upturn in the semiconductor industry. For the twelve months ended June 30, 2004, Semiconductor Industry Association data showed a 22 percent growth in semiconductor industry revenues for the business in which we operate, while IR's revenues increased by 23 percent during this period. Royalties contributed $41.9 million to revenues, compared to $42.0 million in fiscal 2003.

        Revenues from our proprietary products increased by 32 percent compared to the prior fiscal year. These revenues comprised 61 percent of product revenues for the fourth quarter of fiscal 2004, compared to 58 percent in the comparable prior year period. Our proprietary products refer to our Analog ICs, Power Systems and Advanced Circuit Devices. In designating proprietary products, we periodically review products to characterize them as value-added or as provided under reduced competition due to their technological content or due to customer requirements.

        Revenues as a percentage of total product revenues were 30 percent, 46 percent and 24 percent for North America, Asia and Europe, respectively, for the fiscal year ended June 30, 2004. Revenues as a percentage of total product revenues were 34 percent, 42 percent and 24 percent for North America, Asia and Europe, respectively, for the fiscal year ended June 30, 2003.

        Fiscal 2004 revenues from sales to original equipment manufacturers ("OEMs") grew by 26 percent from fiscal 2003, accounting for 71 percent of fiscal 2004 product revenues, compared to 69 percent for fiscal 2003. We also classify revenues from sales to OEMs by end-market applications. Compared to the prior year, revenues from all end-market applications grew. Fiscal 2004 performance in end-market applications is as follows:

  •
  The information technology sector comprised approximately 44 percent of sales to OEMs for fiscal 2004. Revenues from this sector grew 61 percent from fiscal 2003. This increase primarily reflected greater content and market share of our proprietary products for the latest desktops, notebooks and servers and a general upturn in the information technology market.

  •
  The automotive sector comprised approximately 21 percent of sales to OEMs for fiscal 2004. Revenues from this sector grew by one percent from fiscal 2003. In the December 2003 quarter, we were awarded a significant automotive contract for which production on this program is expected to commence in calendar year 2005.

  •
  The consumer sector comprised approximately 16 percent of sales to OEMs for fiscal 2004. Revenues from this sector increased by 20 percent from fiscal 2003, reflecting growth in plasma display panels ("PDPs"), liquid crystal displays ("LCDs"), digital televisions, recordable digital video discs ("DVDs"), digital music players and smart appliances.

  •
  The defense/aerospace sector comprised approximately 12 percent of sales to OEMs for fiscal 2004. Revenues from this sector grew 11 percent from fiscal 2003, primarily as a result of increase in market share and new programs including advanced aircraft, global positioning satellites and smart weaponry.

  •
  The industrial sector comprised approximately seven percent of sales to OEMs for fiscal 2004. Revenues from this sector grew 0.3 percent from fiscal 2003, reflecting conservative capital equipment spending patterns.

        Our sales to distributors grew 18 percent from fiscal 2003, and our top fifteen distributors' sales of our products to the end customers increased 49 percent over the same period.

Gross Profit Margin

        For the twelve months ended June 30, 2004 and 2003, gross profit was $411.1 million and $287.8 million (38.8 percent and 33.3 percent of revenues), respectively. The gross profit margin improvement reflected the sale of a higher margin mix of proprietary products and manufacturing cost savings, including reduced material costs, increased yield and labor and overhead efficiencies. Gross margin in the prior year ended June 30, 2003, included a $6.0 million inventory charge to write-down raw material and work-in-process inventories impaired as a result of planned plant closures, which negatively impacted gross margin by 0.7 percent for that period.

Selling and Administrative Expenses

        For the twelve months ended June 30, 2004, selling and administrative expense was $164.7 million (15.5 percent of revenues), compared to $142.5 million (16.5 percent of revenues) in the twelve months ended June 30, 2003. The decline in the selling and administrative expense ratio primarily reflected a higher revenue base in the current year compared to the prior year and our cost containment efforts. The absolute selling and administrative expense increase primarily reflected sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expenses

        For the twelve months ended June 30, 2004 and 2003, research and development expense was $92.2 million and $78.9 million (8.7 percent and 9.1 percent of revenues, respectively). Research and development expenditures increased reflecting continued development focus on our proprietary products.

Impairment of Assets, Restructuring and Severance Charges

        During fiscal 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition the Company to better fit the market conditions, de-emphasize the commodity business and accelerate the move to what we categorize as our proprietary products. Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. We also planned to lower overhead costs across our support organizations. During fiscal 2004 second quarter ended December 31, 2003, we announced the divestiture or discontinuation of certain of our commodity products totaling approximately $100 million of annual revenues, to further focus our resources on value-added opportunities.

        We estimate that charges associated with the restructuring will be approximately $234 million. These charges will consist of approximately $189 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $39 million for severance. Of the $234 million in total charges, we expect cash charges to be approximately $60 million. As of June 30, 2004, we have achieved approximately $65 million in annualized savings from the restructuring activities and expect to realize annualized savings of over $70 million by calendar year-end 2004, with approximately 70 percent of that savings affecting cost of goods sold.

        For the fiscal year ended June 30, 2004, we recorded $33.5 million in total charges, consisting of: $15.2 million for asset impairment, plant closure costs and other charges and $18.3 million for severance-related costs. For the fiscal year ended June 30, 2003, we recorded $193.9 million in total restructuring-related charges, consisting of: $169.7 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $18.2 million for severance-related costs. Restructuring-related costs were charged in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities". Asset impairments were calculated in accordance with SFAS No. 144. In determining the asset groups, we grouped assets at the lowest level for which independent identifiable cash flows information was available. In determining whether an asset was impaired we evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from our initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses. Based on this, we determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

        As of June 30, 2004, we had recorded $227.4 million in total charges, consisting of: $184.8 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $36.6 million for severance-related costs. Components of the $184.8 million asset impairment, plant closure and other charges included the following items:

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

  •
  As we emphasize more advanced generation trench products, we expect the future revenue stream from our less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million. This facility had significantly reduced production as of fiscal year-end 2003 and 2004, and is being used primarily for research and development activities.

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

  •
  We are in the process of restructuring our manufacturing activities in Europe, which included a review of our Swansea, Wales facility, a general-purpose module facility. Based on a review, we determined that this facility would be better suited to focus only on automotive applications. The general-purpose assembly assets in this facility, with a net book value of $13.6 million, were written down by $8.2 million. In addition, we are moving most manufacturing activities at our recently acquired automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities. We expect the move to be completed by fiscal second quarter 2005.

  We have also moved the majority of the production from our Veneria, Italy facility to our Mumbai, India facility, which was completed as of December 31, 2003. We stopped manufacturing activities in our Oxted, England facility as of September 30, 2003, and the remaining inventory was transferred to our Tijuana, Mexico assembly facility.

  •
  We have eliminated the manufacturing of our non-space products in our Santa Clara, California facility as of July 31, 2004. Going forward, subcontractors will handle our non-space qualified products formerly manufactured in this facility. We are also transitioning certain assembly of government and space products from our Leominster, Massachusetts facility to our Tijuana, Mexico facility. Associated with this reduction in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

  •
  $26.2 million in other miscellaneous items were charged, including $19.3 million in relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

        As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. As of June 30, 2004 and 2003, we had disposed of $3.0 million and $2.6 million, respectively, of these inventories, which did not have a material impact on gross margin for the fiscal years then ended.

        Our restructuring activities are expected to result in severance charges of approximately $39 million through December 2004. Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount
El Segundo, California	Close manufacturing facility	$6 million
Santa Clara, California	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	4 million
Veneria, Italy	Move manufacturing to India and discontinue certain products	9 million
Company-wide	Realign business processes	16 million

Total		$39 million

        To date, of the $39 million noted above, we have recorded $36.6 million in severance-related charges: $31.5 million in severance termination costs related to approximately 1,054 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England. For the years ended June 30, 2004 and 2003, we recorded $15.5 million and $15.9 million, respectively, in severance termination costs and $2.8 million and $2.3 million, respectively, in pension termination costs. The severance charges associated with the elimination of positions, which included the 1,054 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146,

"Accounting for the Costs Associated with Exit or Disposal Activities". We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

        In fiscal 2003, we had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany. In fiscal 2004, we finalized our plan and determined that total severance would be approximately $10 million, and accordingly, we adjusted purchased goodwill by $4.8 million. We communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to its affected employees at that time. The associated severance is expected be paid by fiscal second quarter 2005.

        The following summarizes our severance accrued related to the TechnoFusion acquisition and the December 2002 restructuring plan for the fiscal years ended June 30, 2004 and 2003. Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed. The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousand's):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2001	$2,755	$—	$—	$2,755
Purchase price adjustment	—	—	5,094	5,094
Costs paid	(1,301)	—	—	(1,301)
Foreign exchange impact	—	—	386	386

Accrued severance, June 30, 2002	1,454	—	5,480	6,934
Costs incurred or charged to "impairment of assets, restructuring and severance charges"	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)

Accrued severance, June 30, 2003	1,030	5,634	9,876	16,540
Costs incurred or charged to "impairment of assets, restructuring and severance"	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612

Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944

Other Income and Expenses

        Other income (expense) was $5.0 million and $(0.02) million for the twelve months ended June 30, 2004 and 2003, respectively. For the twelve months ended June 30, 2004, we recognized $5.9 million in one-time pretax gains from the Hitachi settlement, net of legal costs and related expenses, partially offset by $1.3 million in litigation accruals (see Note 13, "Litigation").

Interest Income and Expenses

        Interest income was $14.2 million and $20.4 million for the twelve months ended June 30, 2004 and 2003, respectively. The decrease in income reflected lower prevailing interest rates in the current year.

        Interest expense was $16.0 million and $19.7 million for the twelve months ended June 30, 2004 and 2003, respectively. The decrease in current period expense primarily reflected lower effective interest rate payable on our $550 million convertible debt (the "debt") outstanding. In December 2002 of fiscal 2003, we modified the fixed rate payable on the debt from 4.25 percent to a variable LIBOR rate for $412.5 million of the balance outstanding. In April 2004, we modified the fixed rate payable on the remaining $137.5 million to a variable LIBOR rate (see Note 3, "Derivative Financial Instruments").

Income Taxes

        Our effective tax provision for the twelve months ended June 30, 2004 and 2003, was 24.1 percent and 24.0 percent, respectively, rather than the expected U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

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

        Orders for proprietary products increased 37 percent from fiscal 2002, and represented 57 percent of total bookings. We continue to secure new designs for our proprietary products and to expand proprietary product content in target applications.

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

Income Taxes

        Our effective tax benefit for the twelve months ended June 30, 2003 was approximately 29 percent, rather than the expected U.S. federal statutory tax benefit of 35 percent, as a result of restructuring charges, state taxes, higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit; partially offset by foreign tax credits and research and development credits.

        Our effective tax rate for the twelve months ended June 30, 2002 was 26 percent, rather than the U.S. federal statutory tax rate of 35 percent. The lower effective tax rate reflected foreign tax credits and research and development credits, partially offset by higher statutory tax rates in certain foreign jurisdictions and certain foreign losses without foreign tax benefit.

Liquidity and Capital Resources

        At June 30, 2004, we had cash and cash equivalent balances of $439.6 million and cash investments in marketable debt securities of $396.6 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $133.7 million, totaled $969.9 million. Our investment portfolio consists of available-for-sale fixed income, investment-grade securities which we have managed to obtain effective maturities of no longer than 24 months as of June 30, 2004.

        During fiscal 2004, operating activities generated cash flow of $163.0 million compared to $129.5 million in the prior year period. Cash flow from operations included $62.5 million of depreciation and amortization and $15.7 million of tax benefit from options exercised for the twelve months ended. Changes in operating assets and liabilities increased cash by $10.5 million for the twelve months ended June 30, 2004. The increase in working capital was primarily attributable to a decrease in inventory resulting from improvements in inventory management and market conditions and the timing of accrued taxes and salaries and wages payable, partially offset by lower accounts payable due to timing and higher accounts receivable as a result of a higher revenue base.

        During fiscal 2004, cash used in investing activities totaled $113.3 million. Proceeds from sales or maturities of cash investments were $534.2 million while purchases were $566.0 million. We invested $86.2 million in capital expenditures primarily related to upgrading wafer manufacturing capabilities and increasing assembly capacity. We continue to invest in both personnel and facilities to support our growth, among other areas, in Asia/Pacific, our largest and fastest growing region, including breaking ground on a new assembly and test facility in X'ian, China. Additionally at June 30, 2004, we had purchase commitments for capital expenditures of approximately $11.3 million primarily at our Newport facility. We purchased this facility in fiscal 2002 near the bottom of the last market cycle. At the time of acquisition, one of the two fabrication lines there was idle. In the fourth quarter fiscal 2004, we began recommissioning the idled line and expect first production wafers by July 2005. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

        In July 2004 subsequent to fiscal year-end, we acquired the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc. for approximately $41 million in cash, which may be reduced by $3 million, pending the qualification of certain processes transferred as part of the transaction.

        Financing activities during fiscal 2004 generated $43.4 million. Proceeds from issuance of common stock and exercise of stock options contributed $44.2 million in cash. As of June 30, 2004, we had revolving, equipment and foreign credit facilities of $166.9 million, against which $33.3 million had been used. As discussed in Note 3, "Derivative Financial Instruments", we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $11.5 million plus the collateral requirement for the December 2002 and April 2004 interest rate swap transactions, as determined periodically. At June 30, 2004, $11.5 million in letters of credit were outstanding related to these transactions. The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time. To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have been the minimum amount required of $11.5 million.

        We lease certain of our administrative, research and development and manufacturing facilities, regional sales/service offices and certain equipment under non-cancelable operating and capital leases. As of June 30, 2004, the following lists our contractual obligations for the next five years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	5 years & thereafter
Long-term debt	$569,648	$18,912	$47	$100	$550,000	$53	$536
Capital lease obligations	288	228	60	—	—	—	—
Operating leases	20,402	5,079	3,993	2,818	2,164	2,124	4,224
Purchase commitments	11,318	11,318	—	—	—	—	—

Total	$601,656	$35,537	$4,100	$2,918	$552,164	$2,177	$4,760

        We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the $150 million Credit Facility with BNP Paribas (see Note 4, Bank Loans and Long-Term Debt), will be sufficient to meet our currently foreseeable operating cash requirements and to take advantage of strategic opportunities as they occur in the next twelve months. Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R for our consolidated financial statements are as follows:

(1)
Special purpose entities ("SPEs") created prior to February 1, 2003: We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim reporting period ended December 31, 2003.

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

        The adoption of FIN 46 and FIN 46-R did not have a material effect on our financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates

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

Derivative Financial Instruments

        Our primary objectives for holding derivative financial instruments are to take advantage of the current low interest rate environment and hedge non-U.S. currency risks. Our derivative instruments are recorded at fair value and are included in other current assets, other long-term assets or long-term debt. Our accounting policies for derivative financial instruments are based on our criteria for designation as hedging transactions, either as cash flow or fair value hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. We recognize gains and losses on derivatives that are not designated as hedges for accounting purposes currently in earnings. These gains and losses generally offset changes in the values of hedged assets, liabilities or debt.

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

Stock-Based Compensation

        We account for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123", we disclose the pro forma effects of recording stock-based employee compensation plans at fair value on "net income (loss)" and "net income (loss) per common share—basic and diluted" as if the compensation expense was recorded in the financial statements. Had we recorded the compensation expense, "net income (loss)" and "net income (loss) per common share—basic and diluted", as compared to the actual reported amounts, would approximate the following (in thousand's, except per share data):

	2004	2003	2002
Net income (loss), as reported	$89,770	$(89,639)	$48,700
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	(48,667)	(38,720)	(34,555)

Pro forma net income (loss)	$41,103	$(128,359)	$14,145

Net income (loss) per common share—basic, as reported	$1.37	$(1.40)	$0.77

Net income (loss) per common share—basic, pro forma	$0.63	$(2.01)	$0.22

Net income (loss) per common share—diluted, as reported	$1.31	$(1.40)	$0.75

Net income (loss) per common share—diluted, pro forma	$0.60	$(2.01)	$0.22

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

        The semiconductor industry is highly cyclical and the value of our business may decline during the "down" portion of these cycles. We have experienced these conditions in our business in the recent past, while we appear to be at the end of a significant and prolonged downturn, we cannot predict when we may experience such downturns in the future. Future downturns in the semiconductor industry, or any failure of the industry to recover fully from its recent downturns could seriously impact our revenues and harm our business, financial condition and results of operations. Although markets for semiconductors appear to be improving, we cannot assure you that they will continue to improve or that our markets will not experience renewed, possibly more severe and prolonged, downturns in the future.

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

        The failure to implement, as well as the completion and impact of, our restructuring programs and cost reductions could adversely affect our business.

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

        Our future success and competitive position may depend in part upon our ability to obtain or maintain certain proprietary technologies used in our principal products, which is achieved in part by defending and maintaining the validity of our patents and defending claims by our competitors of intellectual property infringement. We license certain patents owned by others. We have also been notified that certain of our products may infringe the patents of third parties. Although licenses are generally offered in such situations, we cannot eliminate the risk of litigation alleging patent infringement. We are currently a defendant in intellectual property claims and we could become subject to other lawsuits in which it is alleged that we have infringed upon the intellectual property rights of others.

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

        Our ongoing protection and reliance on our intellectual property assets expose us to risks.

        We have traditionally relied on our patents and proprietary technologies. Patent litigation settlements and royalty income substantially contribute to our financial results. Enforcement of our intellectual property rights is costly, risky and time-consuming. We cannot assure you that we can successfully continue to protect our intellectual property rights, especially in foreign markets. Our key MOSFET patents expire between 2004 and 2010, although our broadest MOSFET patents expire in 2007 and 2008. Our royalty income is largely dependent on the following factors: the remaining terms of our MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; remaining covered under unexpired MOSFET patents; the defensibility and enforceability of our patents; changes in our licensees' unit sales, prices or die sizes; and the terms, if any, upon which expiring license agreements are renegotiated. Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly affect royalty income. Any decrease in our royalty income could have a material adverse effect on our operating results and financial condition.

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

        We must commit resources to product manufacturing prior to receipt of purchase commitments and could lose some or all of the associated investment.

        We sell products primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. Many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacturing of products without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to them could have a material adverse effect on our levels of inventory and our business, financial condition and results of operations.

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

        Product liability or commercial claims may be asserted with respect to our products. Although we currently have product liability or commercial insurance for certain types of losses, we cannot assure you that we have obtained sufficient insurance coverage for all types of commercial or other losses, that we will have sufficient insurance coverage in the future or that we will have sufficient resources to satisfy any claims.

        Large potential environmental liabilities, including those relating to a former operating subsidiary, may adversely impact our financial position.

        Federal, state, foreign and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes. In addition, under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, we cannot assure you that changes in environmental laws or regulations will not require additional investments in capital equipment or the implementation of additional compliance programs in the future. Any failure to comply with environmental laws or regulations could subject us to serious liabilities and could have a material adverse effect on our operating results and financial condition.

        Some of our facilities are located near major earthquake fault lines.

        Our corporate headquarters, one of our manufacturing facility, one of our research facility and certain other critical business operations are located near major earthquake fault lines. We could be materially and adversely affected in the event of a major earthquake. Although we maintain earthquake insurance, we can give you no assurance that we have obtained or will maintain sufficient insurance coverage.

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

        Final outcomes from the various tax authorities' audits are difficult to predict and an unfavorable finding may negatively impact the financial results.

        We are currently under audit by various taxing authorities. It is often difficult to predict the final outcome or the timing of resolution of any particular tax matter. We have provided certain tax reserves which have been included in the determination of our financial results. However, unpredicted unfavorable settlement may require additional cash and negatively impact our financial position and results of operations.

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

Interest Rate Risk

        Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps. Our primary objective is to preserve principal while maximizing yield without significantly increasing risk. At June 30, 2004, we evaluated the effect that near-term changes in interest rates would have had on these transactions. A change of as much as ten percent in the London InterBank Offered Rate ("LIBOR") would have had an annualized favorable impact of approximately $0.7 million on net interest income/expense since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt. For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.4 million, and a decrease of ten percent in interest rates would have had an adverse impact of $(0.2) million, on net interest income/expense. These changes would not have had a material impact on our results of operations, financial position or cash flows.

        In December 2001, we entered into an interest rate swap transaction (the "Transaction") with JP Morgan Chase Bank (the "Bank"), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the "Debt") (see Notes 3, "Derivative Financial Instruments," and 4, "Bank Loans and Long-Term Debt"). At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. In April 2004, we entered into an interest rate swap transaction (the "April 2004 Transaction") with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. The variable interest rate we have paid since the inception of the swap has averaged 1.91 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal years ended 2004, 2003 and 2002, these arrangements reduced interest expense by $12.9 million, $10.4 million and $4.6 million, respectively.

        Accounted for as fair value hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", the mark-to-market adjustments of the two Transactions were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings. To measure the effectiveness of the hedge relationship, we use a regression analysis. To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discount the estimated cash flows by the LIBOR swap rate that corresponds to the Debt's expected maturity date. In addition, our ability to call the Debt was considered in assessing the effectiveness of the hedging relationship. For those years that were projected to include at least a portion of redemption of the convertible debentures, we employed a valuation model known as a Monte Carlo simulation. This simulation allows us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponded to the Debt's expected maturity date. The market value of the Transaction of $13.1 million and $23.7 million asset position at June 30, 2004 and 2003, respectively, was included in other long-term assets. The market value of the April 2004 Transaction was a $1.3 million liability position and was included in other long-term liabilities.

        In April 2002, we entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at June 30, 2004 and 2003, was $0.9 million and $1.4 million, respectively, and was included in other long-term assets. Interest expense was increased by mark-to-market losses of $0.5 million, $3.1 million and $1.2 million, for the fiscal years ended 2004, 2003 and 2002, respectively.

Foreign Currency Risk

        We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen. Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies. Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have significant yen-based revenues without the yen-based manufacturing costs. We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures. To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs. Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen. Such an adverse change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the fiscal years ended June 30, 2004, 2003 and 2002.

        In March 2001, we entered into a five-year foreign exchange forward contract (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan. We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders' equity, until the forecasted transactions are recorded in earnings. Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At June 30, 2004, seven quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar. The market value of the Forward Contract was a liability of $2.2 million at June 30, 2004, and an asset of $6.4 million at June 30, 2003. The mark-to-market gains (losses), net of tax, of $(4.0) million, $4.0 million and $1.0 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, was included in other comprehensive income. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

        We had approximately $29.3 million and $22.7 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at June 30, 2004 and 2003, respectively. Net realized and unrealized foreign-currency gains (losses) recognized in earnings, excluding any impact from forward contracts, were less than $1 million for the fiscal years ended June 30, 2004, 2003 and 2002.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Supporting Financial Statement Schedule:

Schedule No.	Page
II Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 30, 2004, 2003 and 2002	78

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of International Rectifier Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
August 20, 2004

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousand's except per share amounts)

	Fiscal Years Ended June 30,
	2004	2003	2002
Revenues	$1,060,500	$864,443	$720,229
Cost of sales	649,406	576,633	463,370

Gross profit	411,094	287,810	256,859
Selling and administrative expense	164,723	142,499	125,578
Research and development expense	92,156	78,904	69,775
Amortization of acquisition-related intangible assets	5,623	5,364	4,110
Impairment of assets, restructuring, severance and other charges	33,534	187,890	—
Other (income) expense, net	(5,038)	22	(1,916)
Interest (income) expense, net	1,812	(671)	(6,499)

Income (loss) before income taxes	118,284	(126,198)	65,811
Provision for (benefit from) income taxes	28,514	(36,559)	17,111

Net income (loss)	$89,770	$(89,639)	$48,700

Net income (loss) per common share:
Net income (loss) per common share—basic	$1.37	$(1.40)	$0.77

Net income (loss) per common share—diluted	$1.31	$(1.40)	$0.75

Average common shares outstanding—basic	65,459	63,982	63,390

Average common shares and potentially dilutive securities outstanding—diluted	68,363	63,982	65,271

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousand's except share amounts)

	June 30, 2004	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$439,624	$350,798
Short-term cash investments	120,530	141,674
Trade accounts receivable, less allowance for doubtful accounts ($45 in 2004 and $63 in 2003)	154,911	138,097
Inventories, net	159,908	173,577
Current deferred income taxes	44,141	32,211
Prepaid expenses and other receivables	34,096	38,482

Total current assets	953,210	874,839
Long-term cash investments	276,055	229,020
Property, plant and equipment, at cost, less accumulated depreciation ($466,015 in 2004 and $434,888 in 2003)	393,919	346,557
Goodwill	139,919	136,818
Acquisition-related intangible assets, less accumulated amortization ($18,455 in 2004 and $12,789 in 2003)	28,605	33,801
Long-term deferred income taxes	74,366	71,888
Other assets	150,932	128,929

Total assets	$2,017,006	$1,821,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$18,866	$17,121
Long-term debt, due within one year	274	1,183
Accounts payable	78,164	86,911
Accrued salaries, wages and commissions	36,510	28,951
Other accrued expenses	81,222	77,567

Total current liabilities	215,036	211,733
Long-term debt, less current maturities	560,019	579,379
Other long-term liabilities	22,950	14,208
Deferred income taxes	14,789	4,293
Commitments and contingencies (Notes 11, 12 and 13)
Stockholders' equity:
Common shares, $1 par value, authorized: 330,000,000; issued and outstanding: 66,358,328 shares in 2004 and 64,185,233 shares in 2003	66,358	64,186
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2004 and 2003	—	—
Capital contributed in excess of par value of shares	757,169	699,446
Retained earnings	297,685	207,915
Accumulated other comprehensive income	83,000	40,692

Total stockholders' equity	1,204,212	1,012,239

Total liabilities and stockholders' equity	$2,017,006	$1,821,852

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(In thousand's except share amounts)

	Common Shares	Capital Contributed in Excess of Par Value of Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 30, 2001	$63,132	$676,783	$248,854	$(9,112)	$—	$979,657
Net income for the year ended June 30, 2002	—	—	48,700	—	48,700	48,700
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	11,223	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $573	—	—	—	—	976	—
Net unrealized gains on available-for-sale securities, net of deferred tax provision of $2,579	—	—	—	—	4,396	—
Less: Reclassification adjustments of gain on available-for-sale securities, net of tax provision of $814	—	—	—	—	(1,386)	—

Other comprehensive income	—	—	—	15,209	15,209	15,209

Comprehensive income	—	—	—	—	63,909	—
Issuance of common shares:
408,033—exercise of stock options	408	6,419	—	—	—	6,827
158,563—stock purchase plan	159	4,173	—	—	—	4,332
Tax benefits from exercise of stock options and stock purchase plan	—	3,920	—	—	—	3,920

Balance, June 30, 2002	$63,699	$691,295	$297,554	$6,097	$—	$1,058,645
Net loss for the year ended June 30, 2003	—	—	(89,639)	—	(89,639)	(89,639)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	23,886	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $2,374	—	—	—	—	4,043	—
Net unrealized gains on available-for-sale securities, net of deferred tax provision of $5,643	—	—	—	—	9,607	—
Less: Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $1,728	—	—	—	—	(2,941)	—

Other comprehensive income	—	—	—	34,595	34,595	34,595

Comprehensive loss	—	—	—	—	(55,044)	—
Issuance of common shares:
233,850—exercise of stock options	234	2,984	—	—	—	3,218
252,724—stock purchase plan	253	4,648	—	—	—	4,901
Tax benefits from exercise of stock options and stock purchase plan	—	519	—	—	—	519

Balance, June 30, 2003	$64,186	$699,446	$207,915	$40,692	$—	$1,012,239
Net income for the year ended June 30, 2004	—	—	89,770	—	89,770	89,770
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	18,978	—
Unrealized losses on foreign currency forward contract, net of deferred tax benefit of $2,341	—	—	—	—	(3,986)	—
Net unrealized gains on available-for-sale securities, net of deferred tax provision of $17,660	—	—	—	—	30,423	—
Less: Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax benefit of $1,826	—	—	—	—	(3,107)	—

Other comprehensive income	—	—	—	42,308	42,308	42,308

Comprehensive income	—	—	—	—	132,078	—
Issuance of common shares:
1,876,664—exercise of stock options	1,876	36,757	—	—	—	38,633
296,481—stock purchase plan	296	5,282	—	—	—	5,578
Tax benefits from exercise of stock options and stock purchase plan	—	15,684	—	—	—	15,684

Balance, June 30, 2004	$66,358	$757,169	$297,685	$83,000	$—	$1,204,212

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousand's)

	Fiscal Years Ended June 30,
	2004	2003	2002
Cash flow from operating activities:
Net income (loss)	$89,770	$(89,639)	$48,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,915	56,430	59,356
Amortization of acquisition-related intangible assets	5,623	5,364	4,110
Unrealized gains on derivative transactions	(860)	(211)	(11,386)
Impairment of assets, restructuring, severance and other charges	—	180,214	—
Deferred income taxes	(14,638)	(60,124)	(1,834)
Tax benefit from options exercised	15,684	519	3,920
Change in operating assets and liabilities, net (Note 1)	10,479	36,938	(59,513)

Net cash provided by operating activities	162,973	129,491	43,353

Cash flow from investing activities:
Additions to property, plant and equipment	(86,170)	(71,759)	(63,474)
Proceeds from sale of property, plant and equipment	891	87	841
Acquisition of certain business assets and businesses, net of cash acquired	—	—	(169,617)
Sale or maturities of cash investments	534,187	514,896	648,926
Purchase of cash investments	(566,000)	(454,750)	(624,400)
Other, net	3,818	(8,435)	(5,175)

Net cash used in investing activities	(113,274)	(19,961)	(212,899)

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt	544	(2,260)	2,076
Proceeds from long-term debt	—	104	171
Repayments of long-term debt	(120)	(177)	—
Repayment of capital lease obligations	(888)	(991)	(1,031)
Proceeds from exercise of stock options and stock purchase plan	44,211	8,119	11,159
Net proceeds from swap transactions	—	—	4,119
Other, net	(382)	(2,160)	(2,293)

Net cash provided by financing activities	43,365	2,635	14,201

Effect of exchange rate changes on cash and cash equivalents	(4,238)	(1,797)	361

Net increase (decrease) in cash and cash equivalents	88,826	110,368	(154,984)
Cash and cash equivalents, beginning of year	350,798	240,430	395,414

Cash and cash equivalents, end of year	$439,624	$350,798	$240,430

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Summary of Significant Accounting Policies

Business

        International Rectifier Corporation ("IR" or the "Company") is a world leader in power management technology that improves functionality, speed and compactness in electrical applications. The Company's products are used in a range of end markets, including, information technology, consumer electronics, automotive, industrial and government/space. IR's analog ICs, advanced circuit devices, power systems and components enable computer hardware to gain speed and reliability, allow portable electronics to run longer off a single charge, improve automotive fuel efficiency, and cut energy consumption in home appliances and industrial motors. The Company is a market leader in the $6 billion power MOSFET industry. Over 20 companies are licensed under its power MOSFET patents. IR serves customers around the world, and more than half its revenue comes from outside the United States.

        IR was founded as a California corporation in 1947 and reincorporated in Delaware in 1979.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are located in North America, Europe and Asia. Intercompany transactions have been eliminated in consolidation.

Fiscal Year

        The Company operates on a 52-53 week fiscal year under which fiscal 2004 consisted of 52 weeks ending July 4, 2004, fiscal 2003 consisted of 53 weeks ending July 6, 2003, and fiscal 2002 consisted of 52 weeks ending June 30, 2002. For ease of presenting the accompanying consolidated financial statements, the fiscal year-end for all periods presented is shown as June 30.

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

        Certain of the Company's customers' contracts contain substantive acceptance provisions. In such circumstances, the Company recognizes revenue in accordance with specific contract provisions, in most instances upon customer inspection or upon delivery of proof of conformance to customer specifications. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Research and Development

        Research and development costs are expensed as incurred.

Environmental Costs

        Costs incurred to investigate and remediate contaminated sites are expensed when such costs are identified and estimable.

Interest Income (Expense)

        Interest income (expense) for the fiscal years ended June 30, 2004, 2003 and 2002 are as follows (in thousand's):

	2004	2003	2002
Interest income	$14,217	$20,375	$28,592
Interest expense	(16,029)	(19,704)	(22,093)

Interest income (expense), net	$(1,812)	$671	$6,499

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

        U.S. income taxes have not been provided on approximately $216.8 million of undistributed earnings of foreign subsidiaries since management considers these earnings to be invested indefinitely or offset by foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Net Income (Loss) per Common Share

        Net income (loss) per common share—basic is computed by dividing net income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income (loss) per common share—diluted is similar to the computation of net income (loss) per common share—basic except that the denominator is increased to include the number of additional common shares, such as options, that would have been outstanding using the treasury stock method for the exercise of options and the conversion of the Company's convertible subordinated notes using the if-converted method. The Company's use of the treasury stock method also reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. The Company's use of the if-converted method also increases reported net income by the interest expense related to the convertible subordinated notes when computing net income per common share—diluted.

Statement of Cash Flows

        Components in the change of operating assets and liabilities, net of effects of acquisitions, for the fiscal years ended June 30, 2004, 2003 and 2002 were comprised of the following (in thousand's):

	2004	2003	2002
Trade accounts receivable	$(11,106)	$14,811	$2,245
Inventories, net	15,184	6,973	(13,380)
Prepaid expenses and other receivables	76	(10,250)	4,223
Accounts payable	(13,874)	20,488	(25,882)
Accrued salaries, wages and commissions	6,907	1,914	2,980
Other accrued expenses	13,292	3,002	(29,699)

	$10,479	$36,938	$(59,513)

        Supplemental disclosures of cash flow information (in thousand's):

	2004	2003	2002
Cash paid during the year for:
Interest	$14,211	$19,194	$25,390
Income taxes	11,395	18,890	28,509
Interest capitalized	1,408	1,380	1,197

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

        The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds and U.S. government securities. As of June 30, 2004, the Company has managed these investments to obtain effective maturities of no greater than 24 months. At June 30, 2004 and 2003, all of the Company's marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," unrealized gains and losses on these investments are included as a separate component of stockholders' equity, net of any related tax effect. Realized gains and losses and declines in value judged by management to be other than temporary on these investments are included in interest income and expense.

        Cash, cash equivalents and cash investments as of June 30, 2004 and 2003 are summarized as follows (in thousand's):

	2004	2003
Cash and cash equivalents	$439,624	$350,798
Short-term cash investments	120,530	141,674
Long-term cash investments	276,055	229,020

Total cash, cash equivalents and cash investments	$836,209	$721,492

Inventories

        Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly. Inventories at June 30, 2004 and 2003 were comprised of the following (in thousand's):

	2004	2003
Raw materials	$30,906	$29,172
Work-in-process	69,702	64,642
Finished goods	59,300	79,763

	$159,908	$173,577

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in other income. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, ranging from three to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation expense for the fiscal years ended June 30, 2004, 2003 and 2002 was $51.5 million, $51.7 million and $59.8 million, respectively. Property, plant and equipment at June 30, 2004 and 2003 was comprised of the following (in thousand's):

	2004	2003	Range of Useful Life
Building and improvements	$115,200	$129,681	3-40
Equipment	640,295	581,689	3-15
Construction-in-progress	86,470	54,056
Less accumulated depreciation	(466,015)	(434,888)

	375,950	330,538
Land	17,969	16,019

	$393,919	$346,557

        Property, plant, and equipment at June 30, 2004 and 2003, were adjusted to reflect the $169.0 million asset impairment charges taken in the December 2002 quarter. See Note 6, "Impairment of Assets, Restructuring and Severance Charges".

        Depreciation of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment at June 30, 2004 and 2003 were as follows (in thousand's):

	2004	2003
Equipment	$2,536	$2,245
Less accumulated depreciation	(2,248)	(2,238)

	$288	$7

        Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 2004, 2003 and 2002, repairs and maintenance costs were $26.6 million, $23.0 million and $18.9 million, respectively.

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

June 30, 2004 and 2003, goodwill and acquisition-related intangible assets included the following (in thousand's):

		2004		2003
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$139,919	$—	$136,818	$—

Acquisition-related intangible assets:
Complete technology	4-12	$24,293	$(8,831)	$23,823	$(5,989)
Distribution rights and customer lists	5-12	15,454	(5,681)	15,454	(4,097)
Intellectual property and other	5-12	7,313	(3,943)	7,313	(2,703)

Total acquisition-related intangible assets		$47,060	$(18,455)	$46,590	$(12,789)

        The changes in the carrying amount of goodwill for the period ended June 30, 2004 and 2003 are as follows (in '000s):

Goodwill
Balance, June 30, 2002	$152,216
Purchase price adjustments	(24,003)
Foreign exchange impact	8,605

Balance, June 30, 2003	$136,818
New acquisition	266
Foreign exchange impact	2,835

Balance, June 30, 2004	$139,919

        During fiscal 2003, the purchase price adjustments to goodwill are primarily related to a $26.6 million increase in long-term deferred tax asset for the acquisition of assets of European Semiconductor Manufacturing, Ltd. ("ESM") (see Note 9, "Income Taxes"), partially offset by a $4.8 million increase in severance liability for the acquisition of TechnoFusion GmbH ("TechnoFusion"). The Company reevaluated the recoverability of ESM's deferred tax asset and finalized the severance liability owed to TechnoFusion's employees during fiscal 2003, and reallocated the purchase price accordingly.

        As of June 30, 2004, estimated amortization expense for the next five years are as follows (in thousand's): fiscal 2005: $5,330; fiscal 2006: $4,859; fiscal 2007: $4,169; fiscal 2008: $3,425 and fiscal 2009: $3,108.

Derivative Financial Instruments

        The Company's primary objectives for holding derivative financial instruments are to take advantage of the current low interest rate environment and hedge non-U.S. currency risks. The Company's derivative instruments are recorded at fair value and are included in other current assets, other long-term assets or other long-term liabilities. The Company's accounting policies for derivative financial instruments are based on its criteria for designation as hedging transactions, either as cash flow or fair value hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. The Company recognizes gains and losses on derivatives that are not designated as hedges for accounting purposes currently in earnings. These gains and losses generally offset changes in the values of hedged assets or liabilities.

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

        The Company recognizes in current period's interest and other income and expense, depending on the nature of the underlying asset or liability, the ineffective portions of the hedge, as well as the amounts not included in the assessment of effectiveness. If the Company determined that the original hedged transaction probably will not occur as anticipated, and a cash flow hedge is to be discontinued, it would reclassify the unrealized gains or losses into earnings. The Company would recognize subsequent gains or losses on the related derivative instrument in income in each period until the instrument matures, is terminated or is sold.

Other Accrued Expenses

        Other accrued expenses at June 30, 2004 and 2003 were comprised of the following (in thousands):

	2004	2003
Accrued taxes	$36,934	$32,385
Short-term severance liability	11,784	15,748
Other accrued expenses	32,504	29,434

Total accrued expenses	$81,222	$77,567

Foreign Currency Translations

        In general, the functional currency of a foreign operation is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are translated into U.S. dollars using current exchange rates. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income within stockholders' equity.

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income as of June 30, 2004 and 2003 were as follows (in thousand's):

	2004	2003
Foreign currency translation adjustments	$41,964	$22,986
Net unrealized gains (losses) on foreign currency forward contracts	(1,413)	4,043
Net unrealized gains on available-for-sale securities	42,449	13,663

Accumulated other comprehensive income	$83,000	$40,692

Stock-Based Compensation

        The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income (loss) and net income (loss) per common share—basic and diluted would approximate the following (in thousand's, except per share data):

	2004	2003	2002
Net income (loss), as reported	$89,770	$(89,639)	$48,700
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(48,667)	(38,720)	(34,555)

Pro forma net income (loss)	$41,103	$(128,359)	$14,145

Net income (loss) per common share—basic, as reported	$1.37	$(1.40)	$0.77

Net income (loss) per common share—basic, pro forma	$0.63	$(2.01)	$0.22

Net income (loss) per common share—diluted, as reported	$1.31	$(1.40)	$0.75

Net income (loss) per common share—diluted, pro forma	$0.60	$(2.01)	$0.22

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

Cost of Start-Up Activities

        The Company expenses all start-up and pre-operating costs as they are incurred in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

Patent Costs

        The Company expenses legal costs incurred in developing patent applications. The Company capitalizes legal costs related to the defense and enforcement of issued patents for which success is deemed probable. The related costs are amortized over the remaining useful lives of the patents, which extend from 2007 through 2008 for our key MOSFET patents, using the straight-line method. Such deferred costs are reviewed for impairment and recoverability periodically. Capitalized patent costs, net of accumulated amortization at June 30, 2004 and 2003, were approximately $14.9 million and $15.2 million, respectively.

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

Reclassification

        Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

2.     Investments

        Available-for-sale securities as of June 30, 2004 are summarized as follows (in thousand's):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Net Unrealized Loss	Market Value
Short-Term Cash Investments:
Corporate debt	$81,960	$5	$(299)	$(294)	$81,666
U.S. government and agency obligations	21,639	2	(48)	(46)	21,593
Other debt	17,282	—	(11)	(11)	17,271

Total short-term cash investments	$120,881	$7	$(358)	$(351)	$120,530

Long-Term Cash Investments:
Corporate debt	$159,280	$33	$(1,689)	$(1,656)	$157,624
U.S. government and agency obligations	87,420	9	(517)	(508)	86,912
Other debt	31,798	21	(300)	(279)	31,519

Total long-term cash investments	$278,498	$63	$(2,506)	$(2,443)	$276,055

        Available-for-sale securities as of June 30, 2003 are summarized as follows (in thousand's):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Net Unrealized Gain	Market Value
Short-Term Cash Investments:
Corporate debt	$85,871	$428	$(71)	$357	$86,228
U.S. government and agency obligations	42,612	49	(2)	47	42,659
Other debt	12,768	19	—	19	12,787

Total short-term cash investments	$141,251	$496	$(73)	$423	$141,674

Long-Term Cash Investments:
Corporate debt	$124,079	$1,829	$(77)	$1,752	$125,831
U.S. government and agency obligations	35,643	130	(4)	126	35,769
Other debt	67,119	373	(72)	301	67,420

Total long-term cash investments	$226,841	$2,332	$(153)	$2,179	$229,020

(1)
No investment was in a loss position for greater than one year.

        The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation ("Nihon"), a related party as further disclosed in Note 15, "Related Party Transactions". The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on the Tokyo Stock Exchange. The market values of the equity investments at June 30, 2004 and 2003 were $94.1 million and $43.2 million, respectively, and were included in other long-term assets. Mark-to-market gains, net of tax, for the twelve months ended June 30, 2004 and 2003, were $32.2 million and $8.0 million, respectively, and were included in other comprehensive income, a separate component of equity.

        The amortized cost and estimated fair value of cash investments at June 30, 2004, by contractual maturity, are as follows (in thousand's):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$120,881	$120,530
Due in 1-2 years	244,427	242,056
Due in 2-5 years	25,711	25,639
Due after 5 years	8,360	8,360

Total cash investments	$399,379	$396,585

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains and (losses) were $2.6 million and $(0.3) million, respectively, for the year ended June 30, 2004. Gross realized gains and (losses) were $4.8 million and $(1.2) million, respectively, for the year ended June 30, 2003. Gross realized gains and (losses) were $2.4 million and $(0.2) million, respectively, for the year ended June 30, 2002. The cost of marketable securities sold is determined by the weighted average cost method.

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

Interest Rate Risk

        In December 2001, the Company entered into interest rate swap transaction (the "Transaction") with an investment bank, JP Morgan Chase Bank (the "Bank"), to modify the Company's effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the "Debt") (see Note 4). In April 2004, the Company entered into an interest rate swap transaction (the "April 2004 Transaction") with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15. In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate ("LIBOR") multiplied by the notional amount. At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time. The variable interest rate paid since the inception of the swaps has averaged 1.91 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal years ended 2004, 2003 and 2002, these arrangements reduced interest expense by $12.9 million, $10.4 million and $4.6 million, respectively. Accounted for as a fair value hedge under SFAS No. 133, the mark-to-market adjustments of the Transaction and April 2004 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings. The market value of the Transaction of $13.1 million and $23.7 million asset position at June 30, 2004 and 2003, respectively, was included in other long-term assets. The market value of the April 2004 Transaction was a $1.3 million liability position and was included in other long-term liabilities.

        Both transactions terminate on July 15, 2007 ("Termination Date"), subject to certain early termination provisions. On or after July 18, 2003 and prior to July 14, 2007, if the ten-day average closing price of the Company's common stock equals or exceeds $77.63, the Transaction and the

April 2004 Transaction will terminate. Depending on the timing of the early termination event, the Bank would be obligated to pay the Company an amount equal to the redemption premium called for under the terms of the Debt.

        In support of the Company's obligation under the two transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $11.5 million plus a collateral requirement for the Transaction and April 2004 Transaction, as determined periodically. At June 30, 2004, $11.5 million in letters of credit were outstanding related to both transactions.

        The Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133. To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the two transactions and the Debt. The fair values of the transactions and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company's stock prices. For the years ended June 30, 2004 and 2003, the hedges were highly effective and therefore, the ineffective portion did not have a material impact on earnings.

        In April 2002, the Company entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at June 30, 2004 and 2003 was $0.9 million and $1.4 million, respectively, and was included in other long-term assets. Interest expense was increased by mark-to-market losses of $0.5 million, $3.1 million and $1.2 million for the fiscal years ended 2004, 2003 and 2002, respectively.

Foreign Currency Risk

        The Company conducts business on a global basis in several foreign currencies, and at various times, it is exposed to fluctuations with the British Pound Sterling, the Euro and the Japanese Yen. The Company's risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies. Considering its specific foreign currency exposures, the Company has the greatest exposure to the Japanese Yen, since it has significant yen-based revenues without the yen-based manufacturing costs. The Company has established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures. To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, it has established revenue, expense and balance sheet hedging programs. Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs. The Company's hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements.

        In March 2001, the Company entered into a five-year foreign exchange forward contract (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan. The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders' equity, until the forecasted transactions are recorded in earnings. Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At June 30, 2004, seven quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar. The market value of the forward contract was a liability of $2.2 million at June 30, 2004, and an asset of $6.4 million at June 30, 2003. The mark-to-market gains (losses), net of tax, of

$(4.0) million, 4.0 million and $1.0 million for the fiscal years ended June 30, 2004, 2003 and 2002, respectively, were included in other comprehensive income. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

        The Company had approximately $29.3 million and $22.7 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at June 30, 2004 and 2003, respectively. Net realized and unrealized foreign-currency gains (losses) recognized in earnings were less than $1 million for the fiscal years ended June 30, 2004, 2003 and 2002.

4.     Bank Loans and Long-Term Debt

        The following is a summary of the Company's long-term debt and other loans at June 30, 2004 and 2003 (in thousand's):

	2004	2003
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $9,173 and $28,477 at June 30, 2004 and 2003, respectively)	$559,173	$578,477
Other loans and capitalized lease obligations	1,120	2,085

Debt, including current portion of long-term debt ($274 in 2004 and $1,183 in 2003)	560,293	580,562
Foreign unsecured revolving bank loans at rates from 1.20% to 3.71%	18,866	17,121

Total debt	$579,159	$597,683

        In July 2000, the Company sold $550 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007. The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The notes are convertible into shares of the Company's common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The notes are subordinated to all of the Company's existing and future debt. The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement. In December 2001 and April 2004, the Company entered into two transactions with the JP Morgan Chase Bank for $412.5 million and $137.5 million notional, respectively, which had the effect of converting the interest rate to variable and required that convertible notes be marked to market (see Note 3).

        The Company entered into a new three-year syndicated multi-currency revolving credit facility expiring in November 2007, which replaced the $150 million facility that expired in November 2003. The new facility, also led by BNP Paribas, provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit. The facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the credit agreement is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the credit facility at June 30, 2004. The facility also contains certain financial and other covenants, with which the Company was in compliance at June 30, 2004. The Company pledged as collateral shares of certain of its subsidiaries. At June 30, 2004, under the new credit agreement, the Company had $17.2 million borrowings and $14.4 million letters of credit outstanding. At June 30, 2003, under the previous credit agreement, the Company had $16.3 million borrowings and $13.4 million letters of credit outstanding. Of the letters of credit outstanding, $11.5 million were related to the interest rate swap transactions (see Note 3) at June 30, 2004 and 2003. At June 30, 2004, the Company had $166.9 million in total revolving lines of credit, of which $33.3 million had been utilized, consisting of $14.4 million in letters of credit and $18.9 million in foreign revolving bank loans, which is included in the table above.

        At June 30, 2004 and 2003, under the $150 million credit agreement, the Company had $17.2 million and $16.3 million, respectively, borrowings outstanding, and $14.4 million and $13.4 million, respectively, in letters of credit outstanding. Of the letters of credit outstanding, $11.5 million were related to the swap transactions at June 30, 2004 and 2003.

        As of June 30, 2004, scheduled principal payments on long-term debt are as follows: fiscal 2005: $0.1 million; fiscal 2006: $0.1 million; fiscal 2007: $0.1 million; fiscal 2008: $550.0 million; and fiscal 2009 and thereafter: $0.6 million.

5.     Capital Stock

Employee Stock Purchase Plan

        The Company has a compensatory employee stock purchase plan ("ESPP"). Under this plan employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company's common stock at 85 percent of fair market value at a designated date. During fiscal 2004, 2003 and 2002, 296,481; 252,724 and 158,563 shares were purchased at weighted average per share exercise prices of $18.82, $19.26 and $27.32, respectively. Shares authorized under this plan that remained unissued were 32,902; 329,383 and 582,107 at June 30, 2004, 2003 and 2002, respectively. The weighted average per share fair value of ESPP options granted, using the Black-Scholes option pricing model, in 2004, 2003 and 2002 was $13.06, $8.50 and $12.70 per share, respectively. In November 2003, the stockholders of the Company approved an amendment to the ESPP, which increased the number of shares available for issuance by 1,000,000 shares and extended the expiration date to 2013. These additional shares were registered with the Securities and Exchange Commission subsequent to fiscal year-end in July 2004.

        The fair value of ESPP options at date of grant indicated above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life (years)	0.5	0.5	0.5
Interest rate	1.11%	1.77%	2.11%
Volatility	75.00%	75.00%	75.00%
Dividend yield	0%	0%	0%

Stock Option Plans

        The Company has three stock option plans, as follows: the Amended and Restated Stock Incentive Plan of 1992 ("1992 Plan"), the 1997 Employee Stock Incentive Plan ("1997 Plan") and the 2000 Incentive Plan ("2000 Plan"). Under the 1992 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees, including executive officers, and to members of the Company's Board of Directors. Under the 1997 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees and consultants, but not to executive officers of the Company or members of its Board of Directors. No options may be granted under the 1992 Plan after December 31, 2002. Under the 2000 Plan, options to purchase shares of the Company's common stock and other stock-based awards may be granted to the Company's employees, officers, directors, and consultants and advisors. Options have been issued with an exercise price at least equal to the fair value of the Company's common stock at the date of grant ("at market"). Option grants made prior to and on January 1, 2002 generally become exercisable in annual installments of

20 percent beginning on the first anniversary date, and expire after ten years. Option grants after January 1, 2002 generally become exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years.

        In November 1996, the stockholders of the Company approved an amendment to the 1992 Plan. The amendment broadened the types of options and other stock-based awards (e.g., restricted stock, SARs and performance shares) that may be granted (prior to the amendment, only non-qualified options could be granted), extended the term of the 1992 Plan for three years to December 31, 2002, retained the provision for the annual increase in shares of the Company's common stock available for grant of 1.5 percent of outstanding shares, increased the maximum number of shares that may be granted to non-employee directors from 100,000 to 120,000 (including an annual grant of 5,000 shares to each such director), reduced the holding period for full vesting of certain non-employee director options from one year to six months, and generally provided the committee of the Board of Directors that administers the 1992 Plan with substantial powers and discretion with respect to awards. On January 1, 2002 and 2001, 949,703 and 930,803 shares, respectively, were added to the 1992 Plan. As noted previously, the 1992 Plan expired on December 31, 2002.

        The Board of Directors adopted the 1997 Plan in November 1997, which authorized 6,935,000 shares to be granted. The terms of the options authorized and granted under the 1997 Plan are substantially similar to those under the amended 1992 Plan. Executive officers and directors are not eligible for grants under the 1997 Plan. On October 1, 2001 the 1997 Plan expiration date was amended from December 31, 2001 to December 31, 2009. As of June 30, 2004, there were 220,135 shares available for future grants to eligible employees. During fiscal 2004, 2003 and 2002, only non-qualified options were issued under the 1997 Plan.

        In November 1999, the stockholders of the Company approved the 2000 Plan, which authorized 7,500,000 shares to be granted. The 2000 Plan is effective as of January 1, 2000. No awards may be granted under the 2000 Plan after December 31, 2009. As of June 30, 2004, there were 1,042,045 shares available for future grants to eligible persons.

        A summary of the status of options under the 2000, 1997 and 1992 Plans are as follows:

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding June 30, 2001	9,928,995	$31.84	—
Options granted	3,690,145	$40.97	$26.41
Options exercised	(408,033)	$15.66	—
Options expired or canceled	(961,709)	$39.33	—

Outstanding June 30, 2002	12,249,398	$34.47	—
Options granted	3,947,812	$20.96	$13.14
Options exercised	(233,926)	$12.57	—
Options expired or canceled	(693,941)	$37.37	—

Outstanding June 30, 2003	15,269,343	$31.13	—
Options granted	3,416,029	$42.32	$26.76
Options exercised	(1,876,664)	$20.44	—
Options expired or canceled	(691,711)	$35.30	—

Outstanding June 30, 2004	16,116,997	$34.56	—

        The following table summarizes significant option groups outstanding at June 30, 2004 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number Outstanding at June 30, 2004	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2004	Weighted Average Exercise Price
$0.00 to $17.44	1,653,568	3.96	$11.57	1,449,563	$11.51
$17.50 to $26.00	4,273,816	4.85	$20.71	1,707,159	$20.69
$27.09 to $37.19	2,003,135	6.23	$34.31	987,610	$34.47
$38.09 to $43.77	3,053,865	6.16	$40.45	704,883	$41.26
$43.84 to $54.13	3,891,758	5.71	$46.55	1,509,739	$47.27
$54.69 to $63.88	1,240,855	6.39	$61.19	693,552	$61.78

	16,116,997			7,052,506

        Additional information relating to the 1992, 1997 and 2000 Plans at June 30, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Options exercisable	7,052,506	6,184,519	4,155,687
Options available for grant	1,262,180	4,072,291	7,398,322
Total reserved common stock shares for stock option plans	17,379,720	19,341,634	19,647,720

        The fair value of options at date of grant indicated for the summary of the status of options table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life (years)	5	5	5
Interest rate	3.25%	2.88%	4.39%
Volatility	75.00%	75.00%	75.00%
Dividend yield	0%	0%	0%

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

6.     Impairment of Assets, Restructuring and Severance Charges

        During fiscal 2003 second quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions, de-emphasize its commodity business and accelerate the Company's move to what it categorizes as proprietary products. The Company's restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. The Company also planned to lower overhead costs across its support organizations. During fiscal 2004 second quarter ended December 31, 2003, the Company announced the divestiture or discontinuation of certain of its commodity products totaling approximately $100 million of annual revenues, to further focus its resources on value-added opportunities.

        The Company estimates that charges associated with the above restructuring will be approximately $234 million. These charges will consist of approximately $189 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and approximately $39 million for severance-related costs.

        For the fiscal year ended June 30, 2004, the Company recorded $33.5 million in total restructuring-related charges, consisting of: $15.2 million for asset impairment, plant closure costs and other charges, and $18.3 million for severance-related costs. For the fiscal year ended June 30, 2003, the Company recorded $193.9 million in total restructuring-related charges, consisting of: $169.7 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $18.2 million for severance-related costs. Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities". Asset impairments were calculated in accordance with SFAS No. 144. In determining the asset groups, the Company grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired the Company evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from the Company's initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses. Based on this, the Company determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

        As of June 30, 2004, the Company had recorded $227.4 million in total charges, consisting of: $184.8 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $36.6 million for severance-related costs. Components of the $184.8 million asset impairment, plant closure and other charges included the following items:

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

  •
  As the Company emphasizes more advanced generation trench products, it expects the future revenue stream from its less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million. This facility had significantly reduced production as of fiscal year-end June 30, 2003 and 2004 and is used primarily for research and development activities.

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

  The Company is in the process of restructuring its manufacturing activities in Europe, which included a review of its Swansea, Wales facility, a general-purpose module facility. Based on a review, the Company determined that this facility would be better suited to focus only on automotive applications. The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million. In addition, the Company is moving most manufacturing activities from its recently acquired automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities. The Company expects the move to be completed by fiscal second quarter 2005.

  The Company has also moved the majority of the production from its Venaria, Italy facility to its Mumbai, India facility, which was completed as of December 31, 2003. The Company stopped manufacturing products at its Oxted, England facility as of September 30, 2003, and the remaining inventory was transferred to the Tijuana, Mexico assembly facility.

  •
  The Company has eliminated the manufacturing of its non-space military products in its Santa Clara, California facility as of July 31, 2004. Going forward, subcontractors will handle the Company's non-space qualified products previously manufactured in this facility. The Company is also transitioning certain assembly of government and space products from its Leominster, Massachusetts facility to its Tijuana, Mexico facility. Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

  •
  $26.2 million in other miscellaneous items were charged, including $19.3 million in relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

        As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. As of June 30, 2004 and 2003, the Company had disposed of $3.0 million and $2.6 million, respectively, of these inventories, which did not have a material impact on gross margin for the fiscal years then ended.

        As of June 30, 2004, the Company has recorded $36.6 million in severance-related charges: $31.5 million in severance termination costs related to approximately 1,054 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England. For the years ended June 30, 2004 and 2003, the Company recorded $15.5 million and $15.9 million, respectively, in severance termination costs, and $2.8 million and $2.3 million, respectively, in pension termination costs. The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, "Accounting for the Costs Associated with Exit or Disposal Activities". The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

        In June 2003, the Company had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany. In fiscal 2004, the Company finalized its plan and determined that total severance would be approximately $10 million, and accordingly, the Company adjusted purchased goodwill by $4.8 million. The Company communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to its affected employees at that time. The associated severance is expected be paid by fiscal second quarter 2005.

        The following summarizes the Company's severance accrual related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended June 30, 2004 and 2003. Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed. The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousand's):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2001	$2,755	$—	$—	$2,755
Purchase price adjustment	—	—	5,094	5,094
Costs paid	(1,301)	—	—	(1,301)
Foreign exchange impact	—	—	386	386

Accrued severance, June 30, 2002	1,454	—	5,480	6,934
Costs incurred or charged to "impairment of assets, restructuring and severance charges"	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)

Accrued severance, June 30, 2003	1,030	5,634	9,876	16,540
Costs incurred or charged to "impairment of assets, restructuring and severance charges"	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612

Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944

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

        During fiscal 2003, 2002 and 2001, the Company recorded manufacturing cost reimbursements of $1.4 million, $11.4 million and $4.0 million, respectively, within cost of sales. During fiscal 2001, an additional, $3.5 million was recorded as revenue relating to amounts reimbursed for sales lost as a result of the interruption. The Company had cash outlays of $15.9 million for equipment purchases and repairs and restorations. During fiscal 2002, as a result of the settlement, the Company recorded a non-recurring $4.0 million gain on involuntary conversion of equipment in other income and expense. This gain primarily represents the excess of the proceeds received and used to replace the damaged equipment over the net book value of the replaced equipment. During fiscal 2002, the Company determined the net gain on the settlement of the claim to be $3.4 million, which was recorded within other income and expense for the year ended June 30, 2002. The remaining balance of the insurance settlement of $3.8 million was included in accrued liabilities at June 30, 2002. The accrued balance was deferred for additional subcontractor costs and equipment repairs and restorations to be made. During fiscal 2003, the Company determined that no material costs or restorations remained beyond the $1.4 million made on the damaged equipment, and therefore, recognized the $2.4 million balance of settlement gains in other income and expense.

8.     Geographic Information and Foreign Operations

        The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles. Geographic information for the fiscal years ended June 30, 2004, 2003 and 2002 is presented below (in thousand's):

	2004	2003	2002
Revenues from Unaffiliated Customers
North America	$309,662	$283,015	$230,118
Asia	467,994	346,779	295,865
Europe	240,917	192,660	146,677

Subtotal	1,018,573	822,454	672,660
Royalties (Unallocated)	41,927	41,989	47,569

Total	$1,060,500	$864,443	$720,229

Long-lived Assets
North America	$358,243	$325,459
Asia	17,728	14,979
Europe	168,880	135,048

Total	$544,851	$475,486

        No customer accounted for more than ten percent of the Company's consolidated net revenues in fiscal 2004, 2003 or 2002. No customer accounted for more than 10 percent of the Company's accounts receivable at June 30, 2004 and 2003.

9.     Income Taxes

        Income (loss) before income taxes for the fiscal years ended June 30, 2004, 2003 and 2002 is as follows (in thousand's):

	2004	2003	2002
Domestic	$10,613	$(149,668)	$49,245
Foreign	107,676	23,470	16,566

Total income (loss) before income taxes	$118,289	$(126,198)	$65,811

        The provision (benefit) for income taxes for the fiscal years ended June 30, 2004, 2003 and 2002 is as follows (in thousand's):

	2004	2003	2002
Current income taxes:
Domestic	$17,034	$5,734	$10,579
Foreign	26,118	17,831	8,366

	43,152	23,565	18,945
Deferred income taxes:
Domestic	(16,406)	(56,596)	1,180
Foreign	1,768	(3,528)	(3,014)

	(14,638)	(60,124)	(1,834)

Total provision (benefit)	$28,514	$(36,559)	$17,111

        The tax benefit from options exercised reduced current income taxes payable for 2004, 2003 and 2002 by $15.7 million, $0.5 million and $3.9 million, respectively.

        The Company's effective tax rate on pretax income differs from the U.S. federal statutory tax rate for the fiscal years ended June 30, 2004, 2003 and 2002, as follows:

	2004	2003	2002
Statutory tax rate	35.0%	(35.0)%	35.0%
Foreign tax rate differential	(3.0)	9.5	2.7
Foreign tax credit benefit	(4.0)	(1.7)	(4.2)
Research tax credit benefit	(3.5)	(2.6)	(10.6)
State taxes, net of federal tax benefit	0.3	(2.4)	1.7
Other, net	(0.7)	3.2	1.4

Effective tax rate	24.1%	(29.0)%	26.0%

        In connection with the acquisition of TechnoFusion GmbH, the Company acquired certain net deferred tax liabilities of approximately $0.1 million. In connection with the acquisition of European Semiconductor Manufacturing, Ltd. ("ESM"), the Company acquired deferred tax assets generated from ESM's capital allowances and net operating loss ("NOL") carryforwards of $49.9 million. At fiscal year-end 2002, a full valuation allowance was placed on ESM's deferred tax assets. During fiscal 2003, the Company determined that expected manufacturing volumes and profits at the ESM foundry would recover a portion of the deferred tax asset. As such, the Company reduced the valuation allowance on ESM's net deferred tax assets by $26.6 million, which reduced purchased goodwill to zero accordingly. Acquired deferred tax assets and liabilities at the date of purchase are based on the Company's best estimate of the ultimate realization of such assets and liabilities. The Company continually evaluates the acquired entity's valuation allowance. If a valuation allowance on an acquired entity's deferred tax assets established at the acquisition date is subsequently deemed not necessary, the tax benefits for those items are applied first to reduce any goodwill related to the acquisition, then to reduce other non-current intangible assets related to the acquisition, and then to reduce income tax provision.

        The major components of the net deferred tax asset (liability) as of June 30, 2004 and 2003 are as follows (in thousand's):

	2004	2003
Deferred tax liabilities:
Depreciation	$(26,988)	$(6,460)
Effect of state taxes	(6,040)	(6,124)
Mark-to-market adjustments of available-for-sale securities	(23,859)	(10,366)
Other	(1,226)	5,331

Total deferred tax liabilities	(58,113)	(17,619)

Deferred tax assets:
Financial statement reserves	11,144	8,231
Credit carryovers	96,285	81,732
Impairment of assets, restructuring and severance charges	57,900	66,598
Net operating loss carryovers	32,155	12,883
Other	17,877	11,488

Total deferred tax assets	215,361	180,932

Valuation allowance	(53,530)	(63,507)

Net deferred tax asset	$103,718	$99,806

        The Company has approximately $17.7 million and $46.6 million of U.S. federal foreign tax credits and U.S. federal research and development tax credit carryforwards, respectively, before valuation allowance, available to reduce income taxes otherwise payable, which expire from 2005 to 2023. The Company has approximately $3.2 million of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax. Before valuation allowances, the Company has $28.8 million in state research and development tax credits that carry forward indefinitely.

        The Company has NOL carryforwards for U.S. federal, United Kingdom and Italy purposes of approximately $36.4 million, $48.1 million and $13.2 million, respectively. The U.S. federal, United Kingdom and Italy NOLs begin to expire in 2022, indefinitely, and 2007, respectively, with certain limitations.

        Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred as of June 30, 2004, that would limit the Company's utilization of its NOL or credit carryovers.

        Realization of deferred tax assets is dependent upon generating sufficient taxable income. The Company believes that there is a risk that certain deferred tax assets may result in no benefit and, accordingly, has established a valuation allowance of $53.5 million against them. During fiscal 2003, the valuation allowance against ESM's deferred tax asset generated from its NOLs was reduced from $49.9 million to $16.2 million, which reduced purchased goodwill to $0 as of June 30, 2003. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies.

        The Company is currently under audit by various tax authorities. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution or a reduction of goodwill if it relates to purchased tax liabilities. The Company's tax reserves are included in income taxes payable. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes the results of these audits are not expected to have a material impact on its financial position or results of operations.

10.   Net Income (Loss) per Common Share

        The reconciliation of the numerator and denominator of the net income (loss) per common share-basic and diluted determined in accordance with SFAS No. 128, "Earnings per Share," is as follows for the years ended June 30, 2004, 2003 and 2002 (in thousand's, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended June 30, 2004
Net income per common share—basic	$89,770	65,459	$1.37
Effect of dilutive securities: Stock options	—	2,904	(0.06)

Net income per common share—diluted	$89,770	68,363	$1.31

Year ended June 30, 2003
Net loss per common share—basic	$(89,639)	63,982	$(1.40)
Effect of dilutive securities: Stock options	—	—	—

Net loss per common share—diluted	$(89,639)	63,982	$(1.40)

Year ended June 30, 2002
Net income per common share—basic	$48,700	63,390	$0.77
Effect of dilutive securities: Stock options	—	1,881	(0.02)

Net income per common share—diluted	$48,700	65,271	$0.75

        The conversion effect of the Convertible Subordinated Notes into 7,439,000 shares of common stock were excluded from the computation of "net income (loss) per share—diluted", since such effect would be anti-dilutive for all periods presented. Additionally, 859,000 shares of the Company's stock options for the year ended June 30, 2003, were excluded from the "net loss per common share—diluted" calculation, since including those shares would be anti-dilutive.

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

        In as much as Rachelle has not accepted the settlement, the Company cannot predict whether the EPA or others would attempt to assert an action for contribution or reimbursement for monies expended to perform remedial actions at the OII Site. The Company cannot predict the likelihood that the EPA or such others would prevail against Rachelle in any such action. It remains the position of Rachelle that its wastes were not hazardous. The Company's insurer has not accepted liability, although it has made payments for defense costs for the lawsuit against the Company. The Company has made no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on the Company's results of operations or cash flows.

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

12.   Commitments

        The future minimum lease commitments under non-cancelable capital and operating leases of equipment and real property at June 30, 2004 are as follows (in thousand's):

Fiscal Years	Capital Leases	Operating Leases	Total Commitments
2005	$235	$5,079	$5,314
2006	58	3,993	4,051
2007	—	2,818	2,818
2008	—	2,164	2,164
2009 and later	—	6,348	6,348
Less imputed interest	(5)	—	(5)

Total minimum lease payments	$288	$20,402	$20,690

        Total rental expense on all operating leases charged to income was $11.6 million, $10.3 million and $10.0 million in fiscal 2004, 2003 and 2002, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $11.3 million at June 30, 2004.

13.   Litigation

        In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699; 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. The Federal District Court entered a permanent injunction, effective on June 5, 2003, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company's U.S. patents 4,959,699; 5,008,725 and/or 5,130,767. In August 2003, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages. The Federal District Court subsequently trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney's fees for a total monetary judgment of about $29.5 million. In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted the Company by the Federal District Court in Los Angeles of infringement by IXYS of the Company's U.S. patents 4,959,699; 5,008,725 and 5,130,767. The case was remanded for further proceedings and reexamination of a number of issues before the Los Angeles District Court where it originated. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit will also have the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court's rulings in the Company's favor regarding the validity and enforceability of the three Company patents. The Company plans to continue to vigorously pursue its claims for damages and other relief based on IXYS' infringement of the asserted patents.

        Additionally in a related case, in July 2003, the District Court awarded the Company sanctions against Samsung Semiconductor, Inc., in an amount including attorney's fees of about $7.3 million, subject to certain credits of up to $4.5 million. In March 2004, the Court of Appeals for the Federal Circuit determined that Samsung did not violate the injunction, vacating the previous sanctions award.

        In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. ("Hitachi") and affiliated companies alleging infringement of certain of its U.S. patents. The Company later brought additional claims alleging infringement of certain other of IR's patents. Hitachi denied infringement and validity of the patents and entered a counterclaim of patent misuse. During fiscal 2004, the Company added Renesas Technology Corp ("Renesas") and its U.S. affiliate to such suit as additional parties defendant. Renesas is a joint venture comprised of Hitachi (55 percent) and Mitsubishi Electric Corporation (45 percent). In January 2004, the Company, Hitachi and Renesas entered into a patent cross-license agreement. The agreement also settled the previously pending litigation among the parties. In the March quarter, the Company reported a one-time pretax gain, net of legal expenses and related costs, of approximately $5.9 million related to this matter. The agreement also provides for Hitachi and Renesas paying an on-going royalty on worldwide sales covered by certain Company power MOSFET/IGBT patents. The Company will pay an on-going royalty to Hitachi on Company sales in Japan of certain power MOSFETs and to Renesas on the Company's sales in Japan of certain other products. The agreement takes effect for payment of ongoing royalties on April 1, 2004 and will continue through the expiration of the applicable licensed patents.

14.   Acquisitions

        In July 2004 subsequent to fiscal year-end 2004, the Company acquired the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc. for approximately $41 million in cash, which may be reduced by $3 million, pending the qualification of certain processes transferred as part of the transaction. We estimate goodwill to be approximately $16 million based on preliminary independent valuations of the fixed assets.

15.   Related Party Transactions

        As discussed in Note 2, the Company holds as a strategic investment common stock of Nihon, a related party. At June 30, 2004 and 2003, the Company owned 17.5 percent of the outstanding shares of Nihon. The Company's Chief Financial Officer is the Chairman of the Board of Nihon. In addition, the general manager of the Company's Japan subsidiary is a director of Nihon. Although the Company has representation on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 2).

        In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products. The estimated value of the licensing and manufacturing agreements are $5.4 million and $2.0 million, respectively, of which $3.3 million and $2.5 million was recognized as revenue for the fiscal years ended June 30, 2004 and 2003, respectively. No revenue was recognized under these agreements for the fiscal year ended June 30, 2002.

16.   Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data is as follows (in thousand's, except per share amounts):

	Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) Per Common Share — Basic	Net Income (Loss) Per Common Share — Diluted (2)
2004 (1)
1st Quarter	$234,129	$84,144	$16,731	$0.26	$0.25
2nd Quarter	252,314	94,883	16,888	0.26	0.25
3rd Quarter	275,411	109,175	26,745	0.41	0.39
4th Quarter	298,646	122,893	29,407	0.44	0.42
2003 (1)
1st Quarter	$212,161	$74,275	$10,971	$0.17	$0.17
2nd Quarter	209,535	62,097	(121,298)	(1.90)	(1.90)
3rd Quarter	214,377	71,871	7,451	0.12	0.11
4th Quarter	228,370	79,567	13,237	0.21	0.20

(1)
Fiscal first quarter 2003 through fiscal fourth quarter 2004 included pretax impairment of assets, restructuring and severance-related charges, including the pension termination costs at the Oxted, England facility of $2.8 million and $2.3 million in fiscal 2004 and 2003, respectively, as follows (in thousand's, except per share amounts):

	Fiscal 2003				Fiscal 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Impairment of assets, relocation costs and other charges	$—	$168,998	$92	$517	$1,425	$5,883	$3,188	$4,738
Inventory write-down	—	6,000	—	—	—	—	—	—
Severance-related	3,838	4,818	6,297	3,330	2,604	4,207	6,719	4,770

Total impairment of assets, restructuring and severance charges	$3,838	$179,816	$6,389	$3,847	$4,029	$10,090	$9,907	$9,508

(2)
Fiscal fourth quarter 2004 included a $0.01 dilutive effect from the conversion of the Company's outstanding convertible subordinated notes into 7,439,000 shares of common stock. The conversion effect was not included in previous quarters, since such effect would have been anti-dilutive.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures

        The term "disclosure controls and procedures" refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported, within required time periods. The Company's management, with the participation of the Company's Chief Executive Officer, Alexander Lidow, and Chief Financial Officer, Michael P. McGee, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this report, such controls and procedures are effective in making known to them material information related to the Company (including its consolidated subsidiaries) required to be included in this report.

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

(b)
Changes in internal controls

        There was no significant change in our internal controls during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B. Other Information

        None

PART III

        For information called for by Items 10, 11, 12, 13, and 14 reference is made to the items under "Election of Directors", "General Information—Security Ownership of Principal Stockholders and Management", and "Ratification of Auditors—Independent Auditors" in the Registrant's definitive proxy statement for its annual meeting of stockholders, to be held November 22, 2004, which will be filed with the Securities and Exchange Commission within 120 days after July 4, 2004, and which is incorporated herein by reference. Certain information concerning the executive officers of the Company is included in Part I. See "Additional Item" on page 13.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a.
  Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 39.

  b.
  Reports on Form 8-K: None.

  c.
  Exhibits filed as part of this report are listed on the Exhibit Index on page 73.

EXHIBIT INDEX

        Incorporated By Reference:

Exhibit No.	Item	Document
3(a)	Certificate of Incorporation of the Company, as amended to date	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.1)
3(b)	Amended and Restated Bylaws of the Company	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.2)
4(a)	Amended and Restated Rights Agreement between International Rectifier Corporation and Chase Mellon Shareholder Services, LLC, dated as of December 15, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 4(a))
4(b)
	Indenture, dated as of July 19, 2000, between International Rectifier Corporation and Wells Fargo Bank Minnesota, National Association, as Trustee, including the form of 4 1/4 Percent Convertible Subordinated Note Due 2007 as Exhibit A thereto	Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2000. (Exhibit 4.1)
4(c)
	Registration Rights Agreement, dated as of July 19, 2000, by and among International Rectifier Corporation, as Issuer, and Morgan Stanley & Co. Incorporated, J.P. Morgan & Co. and Banc of America Securities LLC	Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2000. (Exhibit 4.1)
10(a)	Amendment to International Rectifier Corporation 1984 Stock Participation Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994, Registration No. 33-53589. (Exhibit 4.1)
10(b)	Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow and amended as of April 12, 1995	Form 10-K—Annual Report for fiscal year ended June 30, 1991
10(c)	Amendment dated April 12, 1995 to the Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow	Form 10-K—Annual Report for fiscal year ended June 30, 1995 filed with the Securities and Exchange Commission on August 25, 1995. (Exhibit 10(r))
10(d)	International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow dated October 24, 1995 and amended as of February 22, 1996	Form 10-K—Annual Report for fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 25, 1996.(Exhibit 10(p))

10(e)	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)
10(f)	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(g)	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)
10(h)	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)
10(i)	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ab))
10(j)	First Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996 and June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ac))
10(k)
	Second Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996, June 22, 1998, and August 5, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ad))
10(l)	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998 and August 5, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ae))
10(m)	First Amendment dated September 29, 1999, to Consulting, Nondisclosure, Severance and Resignation Agreement between Derek Lidow and International Rectifier Corporation, dated as of May 10, 1999	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 10(ag))

10(n)	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(o)	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(p)	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)
10(q)
	Credit Agreement, dated as of November 7, 2003, among International Rectifier Corporation, the initial lenders named therein, Wells Fargo Bank N.A., Union Bank of California as co-syndication agents, Comerica Bank and Feet Bank as co-documentation agents and BNP Paribas as sole arranger	Form 10-Q—Quarterly Report for the quarterly period ended September 30, 2003 filed with the Securities and Exchange Commission on November 19, 2003. (Exhibit 10.1)
10(r)	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of August 27, 2003)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex B)
10(s)	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(t)	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001.
10(u)	Amendment, dated as of March 22, 2001, to ISDA Master Agreement dated as of July 1, 1999, between International Rectifier and BNP Paribas	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 3)
10(v)	Executive Agreement date June 28, 2001 between International Rectifier Corporation and Gerald Koris	Form 10-K—Annual Report for fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002. (Exhibit 10(ao))

Submitted Herewith:

        See page 39 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

10	Material Contract
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
By:	/s/ MICHAEL P. MCGEE Michael P. McGee Executive Vice President and (Principal Financial and Accounting Officer)

Date: September 17, 2004

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

Signatures	Title	Date

/s/ ERIC LIDOW Eric Lidow	Chairman of the Board	September 17, 2004
/s/ ALEXANDER LIDOW Alexander Lidow	Director, Chief Executive Officer (Principal Executive Officer)	September 17, 2004
/s/ JACK O. VANCE Jack O. Vance	Director	September 17, 2004
/s/ ROCHUS E. VOGT Rochus E. Vogt	Director	September 17, 2004
/s/ JAMES D. PLUMMER James D. Plummer	Director	September 17, 2004
/s/ MINORU MATSUDA Minoru Matsuda	Director	September 17, 2004
/s/ ROBERT ATTIYEH Robert Attiyeh	Director	September 17, 2004

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 30, 2004, 2003 and 2002
(In thousand's)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other	Deductions (1)	Balance at End of Period
2004
Allowance for doubtful accounts	$63	$45	$—	$(63)	$45
Deferred tax valuation allowance	63,507	—	—	(9,977)	53,530
Inventory valuation reserve	21,062	9,837	—	(12,734)	18,165
2003
Allowance for doubtful accounts	$1,151	$1,143	$—	$(2,231)	$63
Deferred tax valuation allowance (2)	70,056	6,986	—	(13,535)	63,507
Inventory valuation reserve	24,871	8,040	—	(11,849)	21,062
2002
Allowance for doubtful accounts	$1,798	$399	$—	$(1,046)	$1,151
Deferred tax valuation allowance (3)	16,462	3,732	49,862	—	70,056
Inventory valuation reserve (4)	51,630	11,428	—	(38,187)	24,871

(1)
Deductions include the write-off of uncollectible trade receivable and obsolete and scrap inventory, revaluation of federal, state and foreign valuation allowance, and the effect of SFAS No. 52, "Foreign Currency Transactions".

(2)
The ($13,535) Deductions include a $26,593 reduction in valuation allowance on European Semiconductor Manufacturing, Ltd.'s ("ESM") deferred tax assets, which was established at the acquisition date as noted at (3) below. In fiscal 2003, the Company determined that expected manufacturing volumes and profits at ESM would recover a portion these deferred tax assets. The reduction to valuation allowance was partially offset by $13,058 increases in valuation allowance on deferred tax assets related to certain foreign subsidiaries' capital allowances and net operating loss carryforwards.

(3)
The $49,862 Charged to Other represents a full valuation allowance placed on deferred tax assets related to ESM's capital allowances and net operating loss carryforwards acquired in connection with the acquisition of ESM in the fourth quarter of fiscal year 2002. At the acquisition date, the Company placed a full allowance on these deferred tax asset pending further evaluation of their recoverability.

(4)
The $38,187 Deductions principally relate to the disposal of inventory reserved as part of the June 30, 2001 restructuring charge. The disposal of this inventory did not materially impact gross margin for fiscal 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrants' Common Equity-Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements and Financial Statement Schedule
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (In thousand's except per share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (In thousand's except share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousand's except share amounts)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In thousand's)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EXHIBIT INDEX
SIGNATURES
  SCHEDULE II
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS AND RESERVES For the Fiscal Years Ended June 30, 2004, 2003 and 2002 (In thousand's)