Form 10-Q
period 2004-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2004-11-12
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                  TO

COMMISSION FILE NUMBER:   1-7935

International Rectifier Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	95-1528961
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NUMBER)

233 KANSAS STREET EL SEGUNDO, CALIFORNIA	90245
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

THERE WERE 66,768,004 SHARES OF THE REGISTRANT’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON NOVEMBER 2, 2004.

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  Financial Statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands except per share amounts)

	Three Months Ended September 30,
	2004	2003

Revenues	$312,225	$234,129
Cost of sales	178,788	149,985
Gross profit	133,437	84,144

Selling and administrative expense	46,415	36,583
Research and development expense	25,366	20,663
Amortization of acquisition-related intangible assets	1,439	1,389
Impairment of assets, restructuring and severance charges	6,691	4,029
Other (income) expense, net	(36)	261
Interest (income) expense, net	1,717	(795)
Income before income taxes	51,845	22,014

Provision for income taxes	14,265	5,283
Net income	$37,580	$16,731

Net income per common share – basic	$0.56	$0.26

Net income per common share – diluted	$0.53	$0.25

Average common shares outstanding – basic	66,516	64,496

Average common shares and potentially dilutive securities outstanding – diluted	75,711	66,869

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,
	2004	2003

Net income	$37,580	$16,731

Other comprehensive income (loss):
Foreign currency translation adjustments	139	3,543

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $5,521 and ($4,517), respectively	(9,401)	7,690
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of ($477) and $2,509, respectively	811	(4,272)
Less: Reclassification adjustments of net (gains) losses on available-for-sale securities and foreign currency forward contract	216	(1,382)

Other comprehensive income (loss)	(8,235)	5,579

Comprehensive income	$29,345	$22,310

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands)

	September 30, 2004	June 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$371,038	$439,624
Short-term cash investments	176,246	120,530
Trade accounts receivable, net	183,070	154,911
Inventories	160,019	159,908
Deferred income taxes	45,277	44,141
Prepaid expenses and other receivables	53,835	34,096
Total current assets	989,485	953,210
Long-term cash investments	246,311	276,055
Property, plant and equipment, net	433,985	393,919
Goodwill	155,461	139,919
Acquisition-related intangible assets, net	28,280	28,605
Long-term deferred income taxes	74,195	74,366
Other assets	128,577	150,932
Total assets	$2,056,294	$2,017,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$22,065	$18,866
Long-term debt, due within one year	277	274
Accounts payable	77,391	78,164
Accrued salaries, wages and commissions	32,710	36,510
Other accrued expenses	94,779	81,222
Total current liabilities	227,222	215,036
Long-term debt, less current maturities	561,034	560,019
Other long-term liabilities	22,086	22,950
Deferred income taxes	6,248	14,789
Stockholders’ equity:
Common stock	66,607	66,358
Capital contributed in excess of par value of shares	763,067	757,169
Retained earnings	335,265	297,685
Accumulated other comprehensive income	74,765	83,000
Total stockholders’ equity	1,239,704	1,204,212
Total liabilities and stockholders’ equity	$2,056,294	$2,017,006

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2004	2003

Cash flow from operating activities:
Net income	$37,580	$16,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,922	13,220
Amortization of acquisition-related intangible assets	1,439	1,389
Unrealized (gains) losses on swap transactions	773	(737)
Deferred income taxes	(4,681)	17
Tax benefit from options exercised	1,063	1,469
Change in operating assets and liabilities, net	(30,019)	(30,900)
Net cash provided by operating activities	23,077	1,189

Cash flow from investing activities:
Additions to property, plant and equipment	(28,514)	(15,916)
Proceeds from sale of property, plant and equipment	32	1
Acquisition of business	(41,468)	—
Sale or maturities of cash investments	50,127	154,359
Purchase of cash investments	(78,437)	(122,056)
Change in other investing activities, net	(1,990)	670
Net cash provided by (used in) investing activities	(100,250)	17,058

Cash flow from financing activities:
Proceeds from short-term debt, net	2,924	5,763
Repayments of long-term debt	—	(40)
Repayments of capital lease obligations, net	(57)	(85)
Proceeds from exercise of stock options and stock purchase plan	5,084	5,834
Other, net	588	(2,526)
Net cash provided by financing activities	8,539	8,946

Effect of exchange rate changes on cash and cash equivalents	48	(254)
Net increase (decrease) in cash and cash equivalents	(68,856)	26,939
Cash and cash equivalents, beginning of period	439,624	350,798

Cash and cash equivalents, end of period	$371,038	$377,737

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

1.             Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2004, and the consolidated results of operations and the consolidated cash flows for the three months ended September 30, 2004 and 2003.  The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

The Company operates on a 52-53 week fiscal year under which the three months ended September 2004 and 2003 consisted of 13 weeks ending October 3, 2004 and October 5, 2003, respectively.  For ease of presenting the accompanying consolidated financial statements, the fiscal quarter-end for all periods presented is shown as September 30 or June 30.  Fiscal 2005 will consist of 52 weeks ending July 3, 2005.

2.             Net Income Per Common Share

Net income per common share - basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share - diluted is similar to the computation of net income per common share - basic except that the denominator is increased to include the number of additional common shares, such as those issuable upon the exercise of stock options, that would have been outstanding using the treasury stock method for the exercise of options, and the conversion of the Company’s convertible subordinated notes using the if-converted method.  The Company’s use of the treasury stock method also reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.  The

Company’s use of the if-converted method also increases reported net income by the interest expense related to the convertible subordinated notes when computing net income per common share – diluted.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 30, 2004 and 2003 (unaudited) (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended September 30, 2004 (unaudited):

Net income per common share — basic	$37,580	66,516	$0.56
Effect of dilutive securities:
Stock options	—	1,756	(0.01)
Conversion of subordinated notes	2,386	7,439	(0.02)
Net income per common share — diluted	$39,966	75,711	$0.53

Three months ended September 30, 2003 (unaudited):

Net income per common share — basic	$16,731	64,496	$0.26
Effect of dilutive securities:
Stock options	—	2,373	(0.01)
Net income per common share — diluted	$16,731	66,869	$0.25

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income per share for the three months ended September 30, 2003, since such effect would be anti-dilutive.

3.             Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities.  As of September 30, 2004, the Company has managed these investments to obtain effective maturities of no greater than 24 months.  At September 30, 2004 and June 30, 2004, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.  As of September 30, 2004 and June 30, 2004, no investment was in a loss position for greater than one year.

Cash, cash equivalents and cash investments as of September 30, 2004 (unaudited) and June 30, 2004 are summarized as follows (in thousands):

	September 30, 2004	June 30, 2004
	(Unaudited)
Cash and cash equivalents	$371,038	$439,624
Short-term cash investments	176,246	120,530
Long-term cash investments	246,311	276,055
Total cash, cash equivalents and cash investments	$793,595	$836,209

Available-for-sale securities as of September 30, 2004 (unaudited) are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$117,628	$2,166	$(2,454)	$(288)	$117,340
U.S. government and agency obligations	41,759	—	(139)	(139)	41,620
Other debt	17,293	—	(7)	(7)	17,286
Total short-term cash investments	$176,680	$2,166	$(2,600)	$(434)	$176,246

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$152,552	$32	$(1,332)	$(1,300)	$151,252
U.S. government and agency obligations	63,125	—	(327)	(327)	62,798
Other debt	32,383	10	(132)	(122)	32,261
Total long-term cash investments	$248,060	$42	$(1,791)	$(1,749)	$246,311

Available-for-sale securities as of June 30, 2004 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$81,960	$5	$(299)	$(294)	$81,666
U.S. government and agency obligations	21,639	2	(48)	(46)	21,593
Other debt	17,282	—	(11)	(11)	17,271
Total short-term cash investments	$120,881	$7	$(358)	$(351)	$120,530

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$159,280	$33	$(1,689)	$(1,656)	$157,624
U.S. government and agency obligations	87,420	9	(517)	(508)	86,912
Other debt	31,798	21	(300)	(279)	31,519
Total long-term cash investments	$278,498	$63	$(2,506)	$(2,443)	$276,055

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 15.  The Company accounts for these available-for-sale investments under SFAS 115.  These stocks are traded on the Tokyo Stock Exchange.  The market values of the equity investments at September 30, 2004 and June 30, 2004 were $78.5 million and $94.1 million, respectively, and were included in other long-term assets.  Mark-to-market gains (losses), net of tax, of ($9.8) million and $8.0 million for the three months ended September 30, 2004 and 2003, respectively, were included in other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at September 30, 2004 (unaudited), by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$176,680	$176,246
Due in 1-2 years	216,672	215,045
Due in 2-5 years	20,670	20,562
Due after 5 years	10,718	10,704
Total cash investments	$424,740	$422,557

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains were $0.01 million and gross realized losses were $0.05 million for the three months ended September 30, 2004.  Gross realized gains were $1.6 million and gross realized losses were $0.1 million for the three months ended September 30, 2003.  The cost of marketable securities sold is determined by the weighted average cost method.

4.             Derivative Financial Instruments

Foreign Currency Risk

The Company conducts business on a global basis in several foreign currencies, and at various times, it is exposed to fluctuations with the British Pound Sterling, the Euro and the Japanese Yen.  The Company’s risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering its specific foreign currency exposures, the Company has the greatest exposure to the Japanese Yen, since it has significant yen-based revenues without the yen-based manufacturing costs.  The Company has established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, it has established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  The Company’s hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements.

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan.  The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion Yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At September 30, 2004, six quarterly payments of 1.2 billion Yen remained to be swapped at a forward exchange rate of 109.32 Yen per U.S. dollar.  The market value of the forward contract was a liability of $0.6 million at September 30, 2004, and a liability of $2.2 million at June 30, 2004.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $0.8 million and ($4.3) million for the three months ended September 30, 2004 and 2003, respectively.  At September 30, 2004, based on effectiveness tests comparing forecasted transactions through the

Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $68.8 million and $29.3 million in notional amounts of forward contracts not designated as accounting hedges at September 30, 2004 and June 30, 2004, respectively.  Net unrealized and realized exchange gains (losses) recognized in earnings were less than $1 million for the three months ended September 30, 2004 and 2003.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 8).   In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15.  In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount.  At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate paid since the inception of the swap has averaged 2.38 percent, compared to a coupon of 4.25 percent on the Debt. During the three months ended September 30, 2004 and 2003, this arrangement reduced interest expense by $2.2 million and $3.4 million, respectively.

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction and April 2004 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  The market value of the Transaction of $8.6 million and $13.1 million asset position at September 30, 2004 and June 30, 2004, respectively, was included in other long-term assets.  The market value of the April 2004 Transaction of $0.9 million and $1.3 million liability position at September 30, 2004 and June 30, 2004, respectively, was included in other long-term liabilities.

Both Transactions terminate on July 15, 2007 (“Termination Date”), subject to certain early termination provisions.  On or after July 18, 2003 and prior to July 14, 2007, if the ten-day average closing price of the Company’s common stock equals or exceeds $77.63, both transactions will terminate.  Depending on the timing of the early termination event, the Bank would be obligated to pay the Company an amount equal to the redemption premium called for under the terms of the Debt.

In support of the Company’s obligation under the two transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $11.5 million plus a collateral requirement for the Transaction and the April 2004 Transaction, as determined periodically.  At September 30, 2004, $11.5 million in letters of credit were outstanding related to both transactions.

The Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133.  To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the two transactions and the Debt.  The fair values of the Transaction, the April 2004 Transaction and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices.  For the three months ended September 30, 2004 and 2003, the hedges were highly effective and therefore, the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at September 30, 2004 and June 30, 2004, was $0.6 million and $0.9 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of ($0.3) million and $0.2 million, for the three months ended September 30, 2004 and 2003, respectively, were charged to interest expense.

5.             Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at September 30, 2004 (unaudited) and June 30, 2004 were comprised of the following (in thousands):

	September 30, 2004	June 30, 2004
	(Unaudited)
Raw materials	$33,867	$30,906
Work-in-process	67,611	69,702
Finished goods	58,541	59,300
Total inventories	$160,019	$159,908

6.             Goodwill and Acquisition-Related Intangible Assets

The Company accounts for goodwill and acquisition-related intangible assets in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company classifies the difference between the purchase price and the fair value of net assets acquired at the date of acquisition as goodwill.  The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.  Depending on the nature of the assets acquired, the amortization period may range from four to 12 years for those acquisition-related intangible assets subject to amortization.  The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year, and when events and circumstances indicate that the assets may be impaired.  In evaluating goodwill and intangible assets not subject to amortization, the Company compares the total carrying value of goodwill and intangible assets not subject to amortization to the Company’s fair value as determined by its market capitalization.  In evaluating intangible assets subject to amortization, the carrying value of each intangible asset is assessed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

At September 30, 2004 (unaudited) and June 30, 2004, goodwill and acquisition-related intangible assets included the following (in thousands):

		September 30, 2004		June 30, 2004
		(Unaudited)
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$155,461	$—	$139,919	$—

Acquisition-related intangible assets:
Complete technology	4 — 12	$25,437	$(9,609)	$24,293	$(8,831)
Distribution rights and customer lists	5 — 12	15,464	(6,072)	15,454	(5,681)
Intellectual property and other	5 — 12	7,313	(4,253)	7,313	(3,943)
Total acquisition-related intangible assets		$48,214	$(19,934)	$47,060	$(18,455)

The changes in the carrying amount of goodwill for the period ended September 30, 2004 (unaudited) and June 30, 2004 are as follows (in thousands):

Goodwill
Balance, June 30, 2003	$136,818
New acquisition	266
Foreign exchange impact	2,835
Balance, June 30, 2004	139,919
New acquisitions	13,673
Foreign exchange impact	1,869
Balance, September 30, 2004 (unaudited)	$155,461

As of September 30, 2004, estimated amortization expense of acquisition-related intangible assets for the next five years are as follows (in thousands): remainder of fiscal 2005: $4,456; fiscal 2006: $4,989; fiscal 2007: $3,622; fiscal 2008: $3,269; fiscal 2009: $3,231; and fiscal 2010: $3,231.

7.             Other accrued expenses

Other accrued expenses at September 30, 2004 (unaudited) and June 30, 2004 were comprised of the following (in thousands):

	September 30, 2004	June 30, 2004
	(Unaudited)
Accrued taxes	$54,694	$36,934
Short-term severance liability	10,625	11,784
Other accrued expenses	29,460	32,504
Total accrued expenses	$94,779	$81,222

8.             Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at September 30, 2004 (unaudited) and June 30, 2004 is as follows (in thousands):

	September 30, 2004	June 30, 2004
	(Unaudited)
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $10,235 and $9,173 at September 30, 2004 (unaudited) and June 30, 2004, respectively)	$560,235	$559,173
Other loans and capitalized lease obligations	4,051	1,120
Debt, including current portion of long-term debt ($277 and $274 at September 30, 2004 (unaudited) and June 30, 2004, respectively)	564,286	560,293
Foreign revolving bank loans at rates from 1.20% to 3.87%	19,090	18,866
Total debt	$583,376	$579,159

In July 2000, the Company sold $550 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007. The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15.  The notes are subordinated to all of the Company’s existing and future debt. The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments.  The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement.  In December 2001 and April 2004, the Company entered into two transactions with JP Morgan Chase Bank for $412.5 million and $137.5 million in notional amounts, respectively, which had the effect to the Company of converting the interest rate to variable and requiring that the convertible notes be marked to market (see Note 4).

In November 2003, the Company entered into a new three-year syndicated multi-currency revolving credit facility expiring in November 2007, which replaced the $150 million facility that expired in November 2003.  The new facility, also led by BNP Paribas, provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit.  The facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the credit agreement is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the credit facility at September 30, 2004.  The facility also contains certain financial and other covenants, with which the Company was in compliance at September 30, 2004.  The Company pledged as collateral shares of certain of its subsidiaries.  At September 30, 2004, under the credit agreement, the Company had $17.5 million borrowings and $14.4 million letters of credit outstanding.  At June 30, 2004, under the credit agreement, the Company had $17.2 million borrowings and $14.4 million in letters of credit outstanding.  Of the letters of credit outstanding, $11.5 million were related to the interest rate swap transactions (see Note 4) at September 30, 2004 and June 30, 2004.

At September 30, 2004, the Company had $166.7 million in total revolving lines of credit, of which $33.5 million had been utilized, consisting of $14.4 million in letters of credit and $19.1 million in foreign revolving bank loans, which are included in the table above.

9.             Impairment of Assets, Restructuring and Severance

During the fiscal 2003 second quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions, de-emphasize its commodity business and accelerate the Company’s move to what it categorizes as proprietary products.  The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  The Company also planned to lower overhead costs across its support organizations.  During the fiscal 2004 second quarter ended December 31, 2003, the Company announced the divestiture or discontinuation of certain of its commodity products totaling approximately $100 million of annual revenues, to further focus its resources on value-added opportunities.   The Company plans to substantially complete the restructuring activities, including the divestiture and discontinuation of $100 million of the commodity products, by calendar year-end 2004.

The Company estimates that charges associated with the above plans will be approximately $240 million. These charges will consist of approximately $194 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and approximately $40 million for severance-related costs.

For the fiscal quarter ended September 30, 2004, the Company recorded $6.7 million in total restructuring-related charges, consisting of: $4.9 million for plant closure and relocation costs and other impaired assets charges, and $1.8 million for severance costs.  For the fiscal quarter ended September 30, 2003, the Company recorded $4.0 million in total restructuring-related charges, consisting of: $1.4 million plant closure costs and other charges, and $2.6 million in severance costs.  Restructuring-related costs were charged as incurred in accordance with SFAS No. 146,

“Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.

As of September 30, 2004, the Company had recorded $234.1 million in total charges, consisting of: $189.7 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $38.4 million for severance-related costs.  Components of the $189.7 million asset impairment, plant closure and other charges included the following items:

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

•                                          As the Company emphasizes more advanced generation trench products, it expects the future revenue stream from its less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year-end June 30, 2003, and is used primarily for research and development activities.

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

•                                          The Company is restructuring its manufacturing activities in Europe, which included a review of its Swansea, Wales facility, a general-purpose module facility.  Based on a review, the Company determined that this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, the Company is moving most manufacturing activities from its recently acquired automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities.  The Company plans to substantially complete the move by fiscal second quarter 2005.

The Company has also moved the majority of the production from its Venaria, Italy facility to its Mumbai, India facility, which was completed as of December 31, 2003. The Company stopped manufacturing products at its Oxted, England facility as of September 30, 2003, and the remaining inventory was transferred to the Tijuana, Mexico assembly facility.

•              The Company has eliminated the manufacturing of its non-space military products in its Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle the Company’s non-space qualified products previously manufactured in this facility. The Company has also transitioned certain assembly of government and space products from its Leominster, Massachusetts facility to its Tijuana, Mexico facility.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•              $31.1 million in other miscellaneous items were charged, including $24.2 million in plant closure and relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. For the fiscal quarters ended September 30, 2004 and 2003, the Company had disposed of $0.5 million and $0 of these inventories, respectively, which did not materially impact gross margin.  As of September 30, 2004, the Company had disposed of $3.5 million of these inventories.

As of September 30, 2004, the Company has recorded $38.4 million in severance-related charges:  $33.3 million in severance termination costs related to approximately 1,079 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England.  For the fiscal quarters ended September 30, 2004 and 2003, the Company recorded $1.8 million and $2.6 million, respectively, in severance termination costs.  The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In fiscal 2002, the Company had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, the Company finalized its plan and determined that total severance would be approximately $10 million, and accordingly, the Company adjusted purchased goodwill by $4.8 million.  The Company communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to its affected employees at that time.    The associated severance is expected be paid by fiscal second quarter 2005.

The following summarizes the Company’s severance accrual related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended September 30, 2004 and June 30, 2004.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612

Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	1,831	—	1,831
Costs paid	(114)	(2,130)	(438)	(2,682)
Foreign exchange impact	—	38	110	148
Accrued severance, September 30, 2004 (unaudited)	$583	$6,919	$5,739	$13,241

10.           Geographical Information

The Company operates in one business segment. Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.  Geographic information for September 30, 2004 and 2003 (unaudited), and June 30, 2004 is presented below (in thousands):

	Three Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues from Unaffiliated Customers
North America	$91,977	$72,729
Asia	140,686	100,472
Europe	69,543	51,290
Subtotal	302,206	224,491
Unallocated royalties	10,019	9,638
Total	$312,225	$234,129

	September 30, 2004	June 30, 2004
	(Unaudited)
Long-Lived Assets
North America	$362,952	$358,243
Asia	19,166	17,728
Europe	180,444	168,880
Total	$562,562	$544,851

No customer accounted for more than 10 percent of the Company’s consolidated net revenues for the three months ended September 30, 2004 and 2003, or more than 10 percent of the Company’s accounts receivable at September 30, 2004 and June 30, 2004.

11.           Stock-Based Compensation

The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, the Company does not recognize a compensation expense for stock options granted with an exercise price equaled to the fair market value on the grant date.  Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income and net income per common share—basic and diluted would approximate the following (in thousands except per share data):

	Three Months Ended
	September 30, 2004	September 30, 2003
	(Unaudited)	(Unaudited)

Net income, as reported	$37,580	$16,731
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(13,243)	(11,231)
Pro forma net income	$24,337	$5,500

Net income per common share—basic, as reported	$0.56	$0.26
Net income per common share—basic, pro forma	$0.37	$0.09

Net income per common share—diluted, as reported	$0.53	$0.25
Net income per common share—diluted, pro forma	$0.35	$0.08

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

In as much as Rachelle has not accepted the settlement, the Company cannot predict whether the EPA or others would attempt to assert an action for contribution or reimbursement for monies expended to perform remedial actions at the OII Site.  The Company cannot predict the likelihood that the EPA or such others would prevail against Rachelle in any such action.  It remains the position of Rachelle that its wastes were not hazardous.  The Company’s insurer has not accepted liability, although it has made payments for defense costs for the lawsuit against the Company.  The Company has made no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on the Company’s results of operations and cash flows.

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

13.           Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699; 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699; 5,008,725 and/or 5,130,767.  In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages.  The Federal District Court subsequently trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million.  In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted the Company by the Federal District Court in Los Angeles of infringement by IXYS of the Company’s U.S. patents 4,959,699; 5,008,725 and 5,130,767. The case was remanded for further proceedings and reexamination of a number of issues before the Los Angeles District Court where it originated. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit will also have the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in the Company’s favor regarding the validity and enforceability of the three Company patents. Upon remand, the Company continues to vigorously pursue its claims for damages and other relief based on IXYS’ infringement of the asserted patents.

14.           Income Taxes

The Company’s effective tax provision for the three months ended September 30, 2004 and 2003 was 27.5 percent and 24.0 percent, respectively, rather than the U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

The Company is currently under audit by various tax authorities.  Unfavorable settlement of any particular issue would require use of cash.  Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution, or a reduction of goodwill if it relates to purchased tax liabilities.  The Company’s tax reserves are included in income taxes payable.  While it is often difficult to predict the final outcome or the timing of any particular tax matter, the Company believes the results of these audits are not expected to have a material impact on its financial position or results of operations.

15.           Related Party Transactions

As discussed in Note 3, the Company holds as strategic investment common stock of Nihon, a related party.  At September 30, 2004 and June 30, 2004, the Company owned approximately 17.5 percent of the outstanding shares of Nihon.  The Company’s Chief Financial Officer is the Chairman of the Board of Nihon.  In

addition, the general manager of the Company’s Japan subsidiary is a director of Nihon.  Although the Company has representation on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 3).

In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products.  The values of the licensing and manufacturing agreements are approximately $5.4 million and $2.0 million, respectively.  For the fiscal quarters ended September 30, 2004 and 2003, $0 and $0.6 million, respectively, from these agreements was recognized as revenue.

16.           Acquisition

In July 2004, the Company acquired the specialty silicon epitaxial services business from Advanced Technology Materials, Inc. (“ATMI”) for $41.5 million in cash, which would be reduced by $3 million if certain processes transferred as part of the transaction (the “Processes”) failed to qualify in accordance with contract specifications.  During the fiscal quarter ended September 30, 2004, the Company notified ATMI that the Processes did not qualify in accordance with contract specifications.  ATMI has disputed the Company’s claim and the matter is under discussion between the parties.

The Company accounted for the acquisition under the purchase method of accounting, and estimated goodwill to be approximately $13.5 million based on the purchase price of $41.5 million.  The financial results of the acquisition have been included in the Company’s consolidated financial statements from the date of the acquisition.  The Company’s consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amount for the fiscal quarters ended September 30, 2004 and 2003, had the acquisition occurred at the beginning of those periods.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-Q.  Except for historic information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions.  Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company.  The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a leading designer, manufacturer and marketer of power management products and the leading worldwide supplier of a type of power semiconductor called a MOSFET (a metal oxide semiconductor field effect transistor). Power semiconductors process electricity into a form more usable by electrical products. Power semiconductors increase system efficiency, allow more compact end products, improve features and functionality and extend battery life.   Our products serve a wide range of applications in the information technology, consumer electronics, automotive, defense/aerospace and industrial markets.  However, we emphasize targeted applications where we can apply our more advanced and more competitive products.  In doing so, we focus on what we call our proprietary products.  For the quarter ended September 30, 2004, our proprietary product revenues increased by 52 percent compared to the comparable prior-year quarter, and comprised 67 percent of product revenues in the quarter ended, compared to 59 percent in the comparable prior-year quarter.   Our proprietary products refer to our Analog ICs, Advanced Circuit Devices and Power Systems.  We include in our reference to proprietary products those products that are value-added or are provided under reduced competition due to their technological content or our customer relationship.  We periodically review products to determine their classification as proprietary products so as to help focus our efforts.

In the first fiscal quarter ended September 30, 2004, we saw a significant increase in the demand for our power management products that are used in energy-efficient lighting systems, appliances and automobiles. In this quarter, sales of our products to original equipment manufacturers (“OEMs”) that are used in energy-efficient lighting systems increased by 38 percent compared to the immediately-preceding June quarter, and by 201 percent compared to the prior-year September quarter. Orders for these by OEMs increased by 155 percent compared to the immediately-preceding June quarter and by 327 percent compared to the prior-year September quarter.  Sales of our products to OEMs that are used in energy-efficient appliances increased by five percent compared to the immediately-preceding June quarter and by 91 percent compared to the prior-year September quarter. Orders for these by OEMs increased by ten percent compared to the immediately-preceding June quarter and by 102 percent compared to the prior-year September quarter.  Sales of our products that are used in energy-efficient appliances, lighting systems and automobiles comprised one-third of OEM revenues for the quarter ended September 30, 2004.  Of those products, a majority incorporate our proprietary products.  As governments and consumers demand greater energy conservation, especially if high gasoline prices persist, we believe there may be significant growth in this business.

Although sales levels in the semiconductor industry are higher than they were a year ago, overall economic conditions continue to be somewhat uncertain and difficult to predict.  In the December 2004 quarter, we expect revenues to be comparable with the September 2004 quarter, plus or minus five percent.

Our strategy continues to be to develop products that meet application specific needs, while implementing initiatives that maximize our gross margin and lower costs.  Our research and development program focuses on our proprietary products and the advancement and diversification of certain of our power MOSFET and IGBT (insulated gate bipolar transistors) product lines.  We generated royalties primarily from the licensing of our power MOSFETs of $10.0 million and $9.6 million for the quarters ended September 30, 2004 and 2003, respectively.  In the December 2004 quarter, we expect royalty revenues to be approximately $9.5 million, plus or minus $1 million.  Our licensed MOSFET patents expire between 2004 and 2010, with the broadest remaining in effect until 2007 and 2008.  For technologies other than our licensed MOSFET technologies, we are concentrating on incorporating our technologies into proprietary products and exploring licensing opportunities we believe meet our overall business strategies.

We are continuing with our previously announced restructuring activities to consolidate and capitalize on lower cost manufacturing facilities, and have closed several older facilities and legacy operations.  We plan to substantially complete our restructuring activities, including the previously announced discontinuation and divesture of $100 million of our non-strategic low-margin commodity business, by the fiscal second quarter ending December 31, 2004.

We estimate that total charges associated with the plan will be approximately $240 million.  These charges will consist of approximately $194 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory charges, and approximately $40 million for severance-related charges.  As of September 30, 2004, we have achieved approximately $69 million in annualized savings from the restructuring activities and expect to realize annualized savings of approximately $72 million by calendar year-end 2004, with more than 70 percent of the savings affecting cost of goods sold.

Our capital spending was primarily related to upgrading facilities and increasing assembly capacity.  $12.2 million of the September quarter’s $28.5 million capital expenditures were at our Newport, Wales facility.  We purchased the Newport facility at the bottom of the last market cycle in fiscal 2002, and are in the process of recommissioning a fabrication line there.  For fiscal 2005, we anticipate about half of our capital expenditures to be at this facility, where we expect first production wafers by July 2005.  This facility provides our most cost-effective and advanced manufacturing capabilities and offers us significant capacity to support our growth over the next several years.

We believe our strategies as outlined above have contributed to our overall margin growth.  We achieved record gross margin of 42.7 percent, compared to 35.9 percent in the comparable prior-year quarter.

At September 30, 2004, our cash and cash equivalents, cash investments and unused credit facilities totaled $926.8 million.  This liquidity offers us flexibility to take advantage of strategic opportunities as they arise and to invest in the future.  In July 2004, we completed the acquisition of the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc. for $41.5 million in cash, which would be reduced by $3 million if certain processes as part of the transaction were determined to not qualify according to contract specifications.  We expect this acquisition to lower our production costs and provide certain key intellectual property for epitaxial silicon substrate manufacturing.

Results of Operations for the Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

The following table sets forth certain items as a percentage of revenues.

	Three Months Ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Revenues	100.0%	100.0%
Cost of sales	57.3	64.1

Gross profit margin	42.7	35.9
Selling and administrative expense	14.9	15.6
Research and development expense	8.1	8.8
Amortization of acquisition-related intangible assets	0.5	0.6
Impairment of assets, restructuring and severance	2.1	1.7
Other (income) expense, net	(0.0)	0.1
Interest (income) expense, net	0.5	(0.3)

Income before income taxes	16.6	9.4
Provision for income taxes	4.6	2.3

Net income	12.0%	7.1%

Revenues

Revenues for the fiscal quarter ended September 30, 2004 were $312.2 million, compared to $234.1 million in the comparable prior-year quarter.  The current fiscal quarter revenue increase reflected continued success of our proprietary products and further improvements in the semiconductor industry.  Revenues from our proprietary products increased by 52 percent compared to the comparable prior-year quarter.  These revenues comprised 67 percent of product revenues in the quarter ended September 30, 2004, compared to 59 percent in the comparable prior-year quarter.  Royalties contributed $10.0 million to revenues, compared to $9.6 million in the prior fiscal year quarter.

Revenues from sales to OEMs grew 34 percent from the comparable prior-year quarter, accounting for 71 percent of product revenues in the fiscal quarters ended September 30, 2004 and 2003.  We also classify revenues from sales to OEMs by end-market applications. Compared to the prior-year quarter, revenues from all sectors grew.  Fiscal first quarter 2005 performance in end-market applications is as follows:

•              The information technology sector comprised approximately 47 percent of sales to OEMs for the fiscal quarter ended September 30, 2004.  Revenues from this sector grew 47 percent from the comparable prior-year quarter.  The increase reflected greater content and market share of our proprietary products for the latest desktops, notebooks and servers, and a general upturn in the information technology market.  Revenues from personal computer end-market applications grew 44 percent over the prior-year quarter ended September 30, 2003.

•              The automotive sector comprised approximately 19 percent of sales to OEMs for the fiscal quarter ended September 30, 2004.  Revenues from this sector grew 13 percent from the comparable prior-year quarter, reflecting increased content of our power management products, including those that are used in engine preheat systems, diesel injection systems and integrated starter alternators.  Power management products that conserve energy may become increasingly important to consumers if high gasoline prices persist.

•              The consumer sector comprised approximately 16 percent of sales to OEMs for the fiscal quarter ended September 30, 2004.  Revenues from this sector grew 39 percent from the comparable prior-year quarter, reflecting growth of our power management products that are used in energy-efficient appliances and lighting systems, as consumers adopt more energy-efficient goods.  Sales of our products used in energy-efficient appliances and lighting systems grew over 90 percent and 200 percent, respectively, from the prior-year quarter ended September 30, 2003.

•              The defense/aerospace sector comprised approximately 11 percent of sales to OEMs for the fiscal quarter ended September 30, 2004.  Revenues from this sector increased 15 percent from the comparable prior-year quarter, primarily as a result of increase in market share and new programs including advanced aircraft, global positioning satellites and smart weaponry.

•              The industrial sector comprised approximately seven percent of sales to OEMs for the fiscal quarter ended September 30, 2004.  Revenues from this sector increased 43 percent from the comparable prior-year quarter reflecting growth in capital and welding equipment sales as a result of strong construction and housing markets.

Our sales to distributors increased 37 percent compared to the prior-year quarter, and our top fifteen distributors’ sales to the end customers increased by 47 percent compared to the prior-year quarter.

Gross Profit Margin

For the three months ended September 30, 2004 and 2003, gross profit was $133.4 million and $84.1 million (42.7% and 35.9% of revenues), respectively.  Compared to the prior-year quarter, the gross profit margin improvement primarily reflected the higher margin mix of proprietary products, increased yield improvements and increases in labor and overhead efficiencies from a higher revenue base.

Selling and Administrative Expenses

For the three months ended September 30, 2004, selling and administrative expense was 14.9 percent of revenues, compared to 15.6 percent of revenues in the three months ended September 30, 2003.  The decline in the selling and administrative expense ratio primarily reflected a higher revenue base in the current quarter compared to the prior-year quarter, and our cost containment efforts.  Absolute selling and administrative expense was $46.4 million for the current quarter, compared to $36.6 million in the comparable prior-year quarter.  The increase primarily reflected sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expenses

For the three months ended September 30, 2004 and 2003, research and development expense was $25.4 million and $20.7 million (8.1 percent and 8.8 percent of revenues), respectively, reflecting increased development activities focused primarily on proprietary products.

Impairment of Assets, Restructuring and Severance

During the fiscal 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition the Company to better fit the market conditions, de-emphasize the commodity business and accelerate the move to what we categorize as our proprietary products.  Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  We also planned to lower overhead costs across our support organizations.  During the fiscal 2004 second quarter ended December 31, 2003, we announced the divestiture or discontinuation of certain of our non-strategic commodity products totaling approximately $100 million of annual revenues, to further focus our resources on value-added opportunities.  We plan to substantially complete our restructuring activities, including the divestiture and discontinuation of $100 million of our commodity products, by calendar year-end 2004.

We estimate that total charges associated with the plan will be approximately $240 million. These charges will consist of approximately $194 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $40 million for severance-related charges.  Of the $240 million in total charges, we expect cash charges to be approximately $70 million. As of September 30, 2004, we have achieved approximately $69 million in annualized savings from the restructuring activities and expect to realize annualized savings of approximately $72 million by calendar year-end 2004, with more than 70 percent of that savings affecting cost of goods sold.

For the fiscal quarter ended September 30, 2004, we recorded $6.7 million in total restructuring-related charges, consisting of: $4.9 million for plant closure and relocation costs and other impaired assets charges, and $1.8 million for severance costs.  For the fiscal quarter ended September 30, 2003, we recorded $4.0 million in total restructuring-related charges, consisting of: $1.4 million plant closure costs and other charges, and $2.6 million in severance costs.  Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.

As of September 30, 2004, we had recorded $234.1 million in total charges, consisting of: $189.7 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $38.4 million for severance-related costs.   Components of the $189.7 million asset impairment, plant closure and other charges included the following items:

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

•              As we emphasize more advanced generation trench products, we expect the future revenue stream from our less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year-end June 30, 2003, and is used primarily for research and development activities.

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

•              We are restructuring our manufacturing activities in Europe, which included a review of our Swansea, Wales facility, a general-purpose module facility.  Based on a review, we determined that this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, we are moving most manufacturing activities from our recently-acquired automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities.  We plan to substantially complete the move by fiscal second quarter 2005.

We have also moved the majority of the production from our Venaria, Italy facility to our Mumbai, India facility, which was completed as of December 31, 2003. We stopped manufacturing products at our Oxted, England facility as of September 30, 2003, and the remaining inventory was transferred to the Tijuana, Mexico assembly facility.

•              We have eliminated the manufacturing of our non-space military products in our Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle our non-space qualified products previously manufactured in this facility. We have also transitioned certain assembly of government and space products from our Leominster, Massachusetts facility to our Tijuana, Mexico facility.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•              $31.1 million in other miscellaneous items were charged, including $24.2 million in plant closure and relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. For the fiscal quarters ended September 30, 2004 and 2003, we had disposed of $0.5 million and $0 of these inventories, which did not materially impact gross margin.  As of September 30, 2004, we had disposed of $3.5 million of these inventories.

Our restructuring activities are expected to result in severance charges of approximately $40 million through December 2004.  Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount

El Segundo, California	Close manufacturing facility	$6 million
Santa Clara, California	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	4 million
Venaria, Italy	Move manufacturing to India and discontinuing certain products	9 million
Company-wide	Realign business processes	17 million
Total		$40 million

To date, of the $40 million noted above, we have recorded $38.4 million in severance-related charges: $33.3 million in severance termination costs related to approximately 1,079 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England.  For the fiscal quarters ended September 30, 2004 and 2003, we recorded $1.8 million and $2.6 million, respectively, in severance termination costs.   The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In fiscal 2002, we had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, we finalized our plan and determined that total severance would be approximately $10 million, and accordingly, we adjusted purchased goodwill by $4.8 million.  We communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to the affected employees at that time.  The associated severance is expected be paid by fiscal second quarter 2005.

The following summarizes our severance accrued related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended September 30, 2004 (unaudited) and June 30, 2004.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612

Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	1,831	—	1,831
Costs paid	(114)	(2,130)	(438)	(2,682)
Foreign exchange impact	—	38	110	148
Accrued severance, September 30, 2004 (unaudited)	$583	$6,919	$5,739	$13,241

Interest Income and Expenses

Interest income was $3.3 million and $4.8 million for the fiscal quarters ended September 30, 2004 and 2003, respectively, reflecting lower yields on our cash investments as we shortened the duration of these investments.

Interest expense was $5.1 million and $4.1 million for the fiscal quarters ended September 30, 2004 and 2003, respectively, primarily reflecting greater mark to market losses on our derivative financial instruments (see Note 4, “Derivative Financial Instruments”).

Income Taxes

Our effective tax provision for the three months ended September 30, 2004 and 2003 was 27.5 percent and 24.0 percent, respectively, rather than the U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalent balances of $371.0 million and cash investments in marketable debt securities of $422.6 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $133.2 million, totaled $926.8 million.  Our investment portfolio consists of available-for-sale fixed-income, principally investment-grade securities for which we have managed to obtain effective maturities of no longer than 24 months as of September 30, 2004.

For the three months ended September 30, 2004, cash provided by operating activities was $23.1 million compared to $1.2 million in the comparable prior-year quarter.  Depreciation and amortization adjusted cash flows from operations by $18.4 million.  Other non-cash items adjusted cash flows from operations by ($2.8) million.   Changes in operating assets and liabilities decreased cash by $30.0 million during the quarter ended September 30, 2004.  The increase in working capital primarily reflected the timing of accounts and other receivable collections and salaries and wages expense payments, partially offset by higher accrued taxes balance reflecting the timing of tax payments.

For the three months ended September 30, 2004, cash used in investing activities was $100.3 million.  We purchased $78.4 million and sold $50.1 million of cash investments. We acquired the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc. (“ATMI”) for $41.5 million in cash, which would be reduced by $3 million if certain processes transferred as part of the transaction did not qualify in accordance with contract specifications.  During the fiscal quarter ended September 30, 2004, we notified ATMI that the processes did not qualify in accordance with contract specifications.  ATMI has disputed our claim and the matter is under discussion between the parties.

We invested $28.5 million in capital expenditures primarily related to upgrading wafer manufacturing capabilities and increasing assembly capacity.  $12.2 million of the September quarter’s $28.5 million capital expenditures were at our Newport, Wales facility.  We purchased the Newport facility at the bottom of the last market cycle in fiscal 2002, and are in the process of recommissioning a fabrication line there.  For fiscal 2005, we anticipate about half of our capital expenditures to be at this facility, where we expect first production wafers by July 2005.  This facility provides our most cost-effective and advanced manufacturing capabilities and offers us significant capacity to support our growth over the next several years.  At September 30, 2004, we had made purchase commitments for capital expenditures of approximately $27.3 million.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

Financing activities for the three months ended September 30, 2004 generated $8.5 million.  As of September 30, 2004, we had revolving, equipment and foreign credit facilities of $166.7 million, against which $33.5 million had been used.  As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP

Morgan Chase Bank, for $11.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically.  At September 30, 2004, $11.5 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have remained $11.5 million.

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the new $150 million Credit Facility as discussed in Note 8 of the unaudited consolidated financial statements, will be sufficient to meet our operations and to take advantage of strategic opportunities as they occur in the next twelve months.  Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) finalized its consensus on Issue No. 04-8, (“EITF 04-8”) “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share”.  EITF 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted earnings per share (“EPS”).  Under EITF 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation.  EITF 04-8 requires these securities be included in diluted EPS using either the if-converted method or the net share settlement method, depending on the conversion terms of the security.  EITF 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported EPS.  The adoption of EITF 04-8 will not have an impact on our EPS.

In June 2004, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force Issue No. 02-14 (“EITF 02-14”), “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once the final guidance is issued.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.  We believe that at September 30, 2004, there has been no material change to this information.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Form 10-Q Report contains some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “may,” “should,” “will,” or “expect,” or the negative or variations thereof, whether set out in the text of documents or in graphs.  Such forward-looking statements are subject to a number of uncertainties and risks, and actual results may differ materially from those projected.

Factors that could affect our actual results include:

•      adverse effects from the failure of projected corporate investment and expenditures in the Information Technology sector and in Information Technology purchases generally to materialize as we have planned (whether as part of the holiday season or otherwise), as our revenues and gross margin guidance is dependent on these investments and expenditures;

•      adverse effects from the failure of projected consumer spending for home/consumer electronics and personal computers to materialize as we have planned (whether as part of the holiday season or otherwise), as our revenues and gross margin guidance is dependent on these expenditures;

•      negative impacts on our revenues and gross margin from the failure of general market conditions for the end market applications which incorporate our products to materialize as we have planned (whether as part of the holiday season or otherwise), due to reduced consumer or corporate spending from increased oil prices or otherwise;

•      the failure of market demand to materialize as anticipated (and the product mix of that demand);

•      greater than expected costs of implementing company restructuring plans;

•      changes in assumptions or events that adversely affect the timing and realization of anticipated cost savings from restructuring plans and the amount of anticipated charges;

•      lower than anticipated effectiveness of cost controls and cost reductions (including, without limitation, those associated with our acquisition initiatives);

•      the impact of pricing pressures as they affect product revenues and product margin;

•      unexpected costs or delays associated with cost-reduction efforts, including reductions in force and the transfer, discontinuance, divestiture or consolidation of product lines and equipment (including, without limitation, that associated with our restructuring and acquisition initiatives);

•      any adverse impact of product claims, litigation, investigations, returns and recalls, and the cost of defense;

•      failure in our ability to affect the introduction, acceptance, availability, and continued demand and growth of new and high-performance products;

•      delays in transferring, integrating, and ramping production lines or completing customer qualifications (whether or not associated with our restructuring initiatives);

•      adverse company and market impact due to the cancellation or delays in customer and/or industry programs and/or orders;

•      unfavorable changes in industry and competitive conditions; economic conditions in our markets around the world and the timing of changes in market conditions;

•      our mix of product shipments as it affects the overall margin and profitability of products sold;

•      adverse impacts from our inability to be successful in our working capital management programs;

•      failure of suppliers and subcontractors to meet their delivery commitments;

•      adverse changes in interest and investment rates;

•      adverse impacts on our business or financial condition due to changes in currency valuation;

•      impact of changes in accounting methods;

•      the impact of changes in laws and regulations, including tax, trade and export regulations and policies on our operations, financial condition and results, and costs of conducting business;

•      the adverse effects from the initiation of or actual results of any outstanding patent and other litigation, whether asserted by or against us;

•      adverse impacts on our royalty income from patent licensee redesign, a decline in sales by licensees (due to market conditions or otherwise), or change in product mix to non-infringing devices;

•      negative impacts to our cash, financial position and results of operations from any unfavorable determination from the tax audits;

•      the financial and other ramifications of terrorist actions;

•      although we do not foresee material delay or weakness, the adverse cost and market impact from any delays in or exceptions to the confirmation by us or our outside auditors of our assessment of our internal control over financial reporting under section 404 of the Sarbanes-Oxley Act of 2002;

•      other uncertainties disclosed in our reports filed with the Securities and Exchange Commission, including our most recent report on Form 10-K.

patent and other litigation, whether asserted by or against us; impacts on the Company’s royalties from patent licensee redesign, a decline in sales by licensees (due to market conditions or otherwise), or change in product mix to non-infringing devices; and other uncertainties disclosed in the Company’s reports filed with the Securities and Exchange Commission, including its most recent report on Form 10-K.  Additionally, to the foregoing factors should be added the financial and other ramifications of terrorist actions.

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading “Factors that May Affect Future Results” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At September 30, 2004, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had a favorable impact of approximately $0.1 million on net interest income/expense for the current quarter since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.2 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.2) million, on net interest income/expense.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”) (see Notes 4, “Derivative Financial Instruments,” and 8, “Bank Loans and Long-Term Debt”).  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  In April 2004, we entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The variable interest rate we have paid since the inception of the swap has averaged 2.38 percent, compared to a coupon of 4.25 percent on the Debt.  During the fiscal quarters ended September 30, 2004 and 2003, this arrangement reduced interest expense by $2.2 million and $3.4 million, respectively.

Accounted for as fair value hedges under SFAS No. 133, the mark-to-market adjustments of the Transaction and the April 2004 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we used a regression analysis.  To evaluate the relationship of the fair value of the two transactions and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discounted the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt was considered in assessing the effectiveness of the hedging relationship.  For those years that were projected to include at least a portion of redemption of the convertible debentures, we employed a valuation model known as a Monte Carlo simulation.  This simulation allowed us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponded to the Debt’s expected maturity date.  The market value of the Transaction of $8.6 million and $13.1 million asset position at September 30, 2004 and June 30, 2004, respectively, was included in other long-term assets.  The market value of the April 2004 Transaction of $0.9 million and $1.3 million liability position at September 30, 2004 and June 30, 2004, respectively, was included in other long-term liabilities.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at September 30, 2004 and June 30, 2004, respectively, was $0.6 million and $0.9 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of ($0.3) million and $0.2 million for the fiscal quarters ended September 30, 2004 and 2003, respectively, were charged to interest expense.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have significant yen-based revenues without the yen-based manufacturing costs.  We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such a change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the quarter ended September 30, 2004 and 2003.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion Yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At September 30, 2004, six quarterly payments of 1.2 billion Yen remained to be swapped at a forward exchange rate of 109.32 Yen per U.S. dollar.  The market value of the forward contract was a liability of $0.6 million at September 30, 2004, and a liability of $2.2 million at June 30, 2004.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $0.8 million and ($4.3) million for the three months ended September 30, 2004 and 2003, respectively.  At September 30, 2004, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $68.8 million and $29.3 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at September 30, 2004 and June 30, 2004, respectively.  Net realized and unrealized gains (losses) on forward contracts recognized in earnings were less than $1 million for the quarter ended September 30, 2004 and 2003.  Net realized and unrealized exchange gains (losses) recognized in earnings were less than $1 million for the fiscal quarter ended September 30, 2004 and 2003.

ITEM 4.                  CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within required time periods.  The Company’s management, with the participation of the Company’s Chief Executive Officer, Alexander Lidow, and Chief Financial Officer, Michael P. McGee, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer believe that, as of the end of the period covered by this report, such controls and procedures are effective in making known to them material information related to the Company (including its consolidated subsidiaries) required to be included in this report.

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

(b)           Changes in internal controls

There was no significant change in our internal controls during the fiscal first quarter 2005 that has materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.                OTHER INFORMATION

ITEM 6.                  Exhibits

Index:

3.1                                 Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2004, Registration No. 133-117489)

3.2                                 Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2004, Registration No. 333-117489)

10.1         International Rectifier Corporation Deferred Compensation Plan – Master Plan Document

10.2         International Rectifier Corporation Deferred Compensation Plan – Master Trust Agreement

10.3         International Rectifier Corporation Human Resources Policy – Ethics Code

11.1         Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 2, “Net Income Per Common Share”, of the Notes to Unaudited Consolidated Financial Statements contained herein)

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

INTERNATIONAL RECTIFIER CORPORATION

Registrant

November 12, 2004	/s/ MICHAEL P. MCGEE

Michael P. McGee

Executive Vice President,
Chief Financial Officer
(Duly authorized officer and principal financial accounting officer)