Form 10-Q
period 2004-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2005-02-11
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

THERE WERE 67,688,012 SHARES OF THE REGISTRANT’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON FEBRUARY 4, 2005.

Table of Contents

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Unaudited Consolidated Statement of Income for the Three and Six Months Ended December 31, 2004 and 2003

Unaudited Consolidated Statement of Comprehensive Income for the Three and Six Months Ended December 31, 2004 and 2003

Unaudited Consolidated Balance Sheet as of December 31, 2004 and June 30, 2004

Unaudited Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2004 and 2003

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II.

OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 6.	Exhibits

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Revenues	$298,560	$252,314	$610,785	$486,443
Cost of sales	169,179	157,431	347,967	307,416
Gross profit	129,381	94,883	262,818	179,027

Selling and administrative expense	40,863	38,128	87,278	74,711
Research and development expense	27,691	22,391	53,056	43,054
Amortization of acquisition-related intangible assets	1,457	1,408	2,896	2,797
Impairment of assets, restructuring and severance charges	6,831	10,090	13,522	14,119
Other expense, net	690	266	656	527
Interest (income) expense, net	650	379	2,366	(416)
Income before income taxes	51,199	22,221	103,044	44,235

Provision for income taxes	11,685	5,333	25,950	10,616
Net income	$39,514	$16,888	$77,094	$33,619

Net income per common share – basic	$0.59	$0.26	$1.16	$0.52

Net income per common share – diluted	$0.55	$0.25	$1.07	$0.50

Average common shares outstanding – basic	66,929	65,176	66,723	64,836

Average common shares and potentially dilutive securities outstanding – diluted	76,490	68,725	76,098	67,710

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF

COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net income	$39,514	$16,888	$77,094	$33,619

Other comprehensive income:
Foreign currency translation adjustments	23,406	15,862	23,544	19,405

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $1,724, ($4,472), $7,246 and ($8,988), respectively	(2,937)	7,615	(12,337)	15,306
Unrealized holding losses on foreign currency forward contract, net of tax effect of $1,723, $1,120, $1,246 and $3,629, respectively	(2,933)	(1,907)	(2,122)	(6,179)
Less: Reclassification adjustments of net losses on available-for-sale securities and foreign currency forward contract	336	1,527	552	145

Other comprehensive income	17,872	23,097	9,637	28,677

Comprehensive income	$57,386	$39,985	$86,731	$62,296

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$401,226	$439,624
Short-term cash investments	236,510	120,530
Trade accounts receivable, net	179,357	154,911
Inventories	161,472	159,908
Deferred income taxes	46,861	44,141
Prepaid expenses and other receivables	50,392	34,096
Total current assets	1,075,818	953,210
Long-term cash investments	201,115	276,055
Property, plant and equipment, net	471,021	393,919
Goodwill	158,773	139,919
Acquisition-related intangible assets, net	37,011	28,605
Long-term deferred income taxes	76,678	74,366
Other assets	126,744	150,932
Total assets	$2,147,160	$2,017,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$22,175	$18,866
Long-term debt, due within one year	284	274
Accounts payable	79,746	78,164
Accrued salaries, wages and commissions	36,163	36,510
Other accrued expenses	105,839	81,222
Total current liabilities	244,207	215,036
Long-term debt, less current maturities	555,969	560,019
Other long-term liabilities	34,701	22,950
Deferred income taxes	—	14,789
Stockholders’ equity:
Common stock	67,180	66,358
Capital contributed in excess of par value of shares	777,687	757,169
Retained earnings	374,779	297,685
Accumulated other comprehensive income	92,637	83,000
Total stockholders’ equity	1,312,283	1,204,212
Total liabilities and stockholders’ equity	$2,147,160	$2,017,006

The accompanying notes are an integral part of this statement.

5

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2004	2003

Cash flow from operating activities:
Net income	$77,094	$33,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,158	27,249
Amortization of acquisition-related intangible assets	2,896	2,797
Unrealized (gains) losses on swap transactions	518	(779)
Deferred income taxes	(9,425)	485
Tax benefit from options exercised	5,381	8,637
Change in operating assets and liabilities, net	(11,834)	(25,539)
Net cash provided by operating activities	98,788	46,469

Cash flow from investing activities:
Additions to property, plant and equipment	(68,575)	(29,210)
Proceeds from sale of property, plant and equipment	115	394
Acquisition of business	(39,633)	—
Sale or maturities of cash investments	89,747	245,692
Purchase of cash investments	(136,304)	(266,457)
Change in other investing activities, net	(6,405)	(3,399)
Net cash used in investing activities	(161,055)	(52,980)

Cash flow from financing activities:
Proceeds from short-term debt, net	1,264	7,437
Repayments of long-term debt	—	(118)
Repayments of capital lease obligations, net	(114)	(914)
Proceeds from exercise of stock options and stock purchase plan	16,770	28,152
Other, net	989	2
Net cash provided by financing activities	18,909	34,559

Effect of exchange rate changes on cash and cash equivalents	4,960	(2,003)
Net (decrease) increase in cash and cash equivalents	(38,398)	26,045
Cash and cash equivalents, beginning of period	439,624	350,798

Cash and cash equivalents, end of period	$401,226	$376,843

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.                                       Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to state fairly the consolidated financial position of the Company at December 31, 2004, and the consolidated results of operations for the three and six months ended December 31, 2004 and 2003, and the consolidated cash flows for the six months ended December 31, 2004 and 2003.  The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

The Company operates on a 52-53 week fiscal year under which the three months ended December 2004 and 2003 consisted of 13 weeks ending January 2, 2005 and January 4, 2004, respectively.  For ease of presenting the accompanying consolidated financial statements, fiscal quarter-end and fiscal year-end is shown as December 31 and June 30, respectively, for all periods presented.  Fiscal 2005 will consist of 52 weeks ending July 3, 2005.

2.                                       Net Income Per Common Share

Net income per common share - basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share - diluted is similar to the computation of net income per common share - basic except that the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method and the conversion of the Company’s convertible subordinated notes using the if-converted method.  The Company’s use of the treasury stock method reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.  The Company’s use of the if-converted method increases reported net income by the interest expense related to the convertible subordinated notes when computing net income per common share – diluted.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six months ended December 31, 2004 and 2003 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended December 31, 2004:

Net income per common share – basic	$39,514	66,929	$0.59
Effect of dilutive securities:
Stock options	—	2,122	(0.01)
Conversion of subordinated notes	2,312	7,439	(0.03)
Net income per common share – diluted	$41,826	76,490	$0.55

Three months ended December 31, 2003:

Net income per common share – basic	$16,888	65,176	$0.26
Effect of dilutive securities:
Stock options	—	3,549	(0.01)
Net income per common share – diluted	$16,888	68,725	$0.25

Six months ended December 31, 2004:

Net income per common share – basic	$77,094	66,723	$1.16
Effect of dilutive securities:
Stock options	—	1,936	(0.04)
Conversion of subordinated notes	4,698	7,439	(0.05)
Net income per common share – diluted	$81,792	76,098	$1.07

Six months ended December 31, 2003:

Net income per common share – basic	$33,619	64,836	$0.52
Effect of dilutive securities:
Stock options	—	2,874	(0.02)
Net income per common share – diluted	$33,619	67,710	$0.50

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income per share for the three and six months ended December 31, 2003, since such effect would have been anti-dilutive.

3.                                       Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities.  At December 31, 2004 and June 30, 2004, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with

Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.  As of December 31, 2004 and June 30, 2004, no investment was in a material loss position for greater than one year.

Cash, cash equivalents and cash investments as of December 31, 2004 and June 30, 2004 are summarized as follows (in thousands):

	December 31, 2004	June 30, 2004
Cash and cash equivalents	$401,226	$439,624
Short-term cash investments	236,510	120,530
Long-term cash investments	201,115	276,055
Total cash, cash equivalents and cash investments	$838,851	$836,209

Available-for-sale securities as of December 31, 2004 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$131,397	$4	$(515)	$(511)	$130,886
U.S. government and agency obligations	88,371	5	(374)	(369)	88,002
Other debt	17,623	—	(1)	(1)	17,622
Total short-term cash investments	$237,391	$9	$(890)	$(881)	$236,510

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$128,406	$1	$(1,461)	$(1,460)	$126,946
U.S. government and agency obligations	37,054	—	(402)	(402)	36,652
Other debt	37,700	2	(185)	(183)	37,517
Total long-term cash investments	$203,160	$3	$(2,048)	$(2,045)	$201,115

Available-for-sale securities as of June 30, 2004 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$81,960	$5	$(299)	$(294)	$81,666
U.S. government and agency obligations	21,639	2	(48)	(46)	21,593
Other debt	17,282	—	(11)	(11)	17,271
Total short-term cash investments	$120,881	$7	$(358)	$(351)	$120,530

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$159,280	$33	$(1,689)	$(1,656)	$157,624
U.S. government and agency obligations	87,420	9	(517)	(508)	86,912
Other debt	31,798	21	(300)	(279)	31,519
Total long-term cash investments	$278,498	$63	$(2,506)	$(2,443)	$276,055

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 15.  The Company accounts for these available-for-sale investments under SFAS No. 115.  These stocks are traded on the Tokyo Stock Exchange.  The market values of the equity investments at December 31, 2004 and June 30, 2004 were $74.6 million and $94.1 million, respectively, and were included in other long-term assets.  Mark-to-market gains (losses), net of tax, of ($2.9) million and $9.7 million for the three months ended December 31, 2004 and 2003, respectively, and ($12.3) million and $17.7 million for the six months ended December 31, 2004 and 2003, respectively, were included in other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at December 31, 2004, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$237,391	$236,510
Due in 1-2 years	165,486	163,624
Due in 2-5 years	30,156	29,996
Due after 5 years	7,517	7,495
Total cash investments	$440,550	$437,625

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains were $0.01 million and $0.02 million for the three and six months ended December 31, 2004, respectively, and gross realized losses were ($0.02) and ($0.08) million for the three and six months ended December 31, 2004, respectively.  Gross realized gains were $0.3 million and $2.0 million for the three and six months ended December 31, 2003, respectively, and gross realized losses were ($0.1) million and ($0.2) million for the three and six months ended December 31, 2003, respectively.  The cost of marketable securities sold is determined by the weighted average cost method.

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

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan.  The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion Yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At December 31, 2004, five quarterly payments of 1.2 billion Yen remained to be swapped at a forward exchange rate of 109.32 Yen per U.S. dollar.  The market value of the forward contract was a liability of $5.0 million and $2.2 million at December 31, 2004 and June 30, 2004, respectively.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were ($2.9) million and ($1.9) million for the three months ended December 31, 2004 and 2003, respectively, and ($2.1) million and ($6.2) million for the six months ended December 31, 2004 and 2003, respectively.  At December 31, 2004, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $90.7 million and $29.3 million in notional amounts of forward contracts not designated as accounting hedges at December 31, 2004 and June 30, 2004, respectively.  Net unrealized and realized exchange gains (losses) recognized in earnings were less than $1 million for the three and six months ended December 31, 2004 and 2003.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 8).   In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15.  In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount.  At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate paid since the inception of the swap has averaged 2.4 percent, compared to a coupon of 4.25 percent on the Debt.  This arrangement reduced interest expense by $2.5 million and $2.7 million, for the three months ended December 31, 2004 and 2003, respectively, and $4.7 million and $6.2 million for the six months ended December 31, 2004 and 2003, respectively.

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction and April 2004 Transaction were significantly offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  The market value of the Transaction of $5.3 million and $13.1 million asset position at December 31, 2004 and June 30, 2004, respectively, was included in other long-term assets.  The market value of the April 2004 Transaction of $2.2 million and $1.3 million liability position at December 31, 2004 and June 30, 2004, respectively, was included in other long-term liabilities.

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

In support of the Company’s obligation under the two transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $7.5 million plus a collateral requirement for the Transaction and the April 2004 Transaction, as determined periodically.  At December 31, 2004, $7.5 million in letters of credit were outstanding related to both transactions.

The Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133.  To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the two transactions and the Debt.  The fair values of the Transaction, the April 2004 Transaction and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices.  For the three and six months ended December 31, 2004 and 2003, the hedges were highly effective and therefore, the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2004 and June 30, 2004, was $0.3 million and $0.9 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of ($0.3) million and ($0.6) million, for the three and six months ended December 31, 2004, respectively, and $0.01 million and $0.2 million for the three and six months ended December 31, 2003, respectively, were charged to interest expense.

5.                                       Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at December 31, 2004 and June 30, 2004 were comprised of the following (in thousands):

	December 31, 2004	June 30, 2004
Raw materials	$37,060	$30,906
Work-in-process	69,414	69,702
Finished goods	54,998	59,300
Total inventories	$161,472	$159,908

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

At December 31, 2004 and June 30, 2004, goodwill and acquisition-related intangible assets were comprised of the following (in thousands):

		December 31, 2004		June 30, 2004
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Goodwill		$158,773	$—	$139,919	$—

Acquisition-related intangible assets:
Complete technology	4 – 12	$35,819	$(10,758)	$24,293	$(8,831)
Distribution rights and customer lists	5 – 12	15,667	(6,461)	15,454	(5,681)
Intellectual property and other	5 – 12	7,313	(4,569)	7,313	(3,943)
Total acquisition-related intangible assets		$58,799	$(21,788)	$47,060	$(18,455)

The changes in the carrying amount of goodwill for the periods ended December 31, 2004 and June 30, 2004 are as follows (in thousands):

Total

Balance, June 30, 2003	$136,818
New acquisition	266
Foreign exchange impact	2,835
Balance, June 30, 2004	139,919
New acquisitions	12,555
Foreign exchange impact	6,299
Balance, December 31, 2004	$158,773

As of December 31, 2004, estimated amortization expense of acquisition-related intangible assets for the next five years are as follows (in thousands): remainder of fiscal 2005: $2,486; fiscal 2006: $4,239; fiscal 2007: $2,899; fiscal 2008: $2,527; fiscal 2009: $2,489; fiscal 2010: $2,489.

7.             Other accrued expenses

Other accrued expenses at December 31, 2004 and June 30, 2004 were comprised of the following (in thousands):

	December 31, 2004	June 30, 2004
Accrued taxes	$61,704	$36,934
Short-term severance liability	9,269	11,784
Other accrued expenses	34,866	32,504
Total accrued expenses	$105,839	$81,222

8.             Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at December 31, 2004 and June 30, 2004 is as follows (in thousands):

	December 31, 2004	June 30, 2004
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $5,216 and $9,173 at December 31, 2004 and June 30, 2004, respectively)	$555,216	$559,173
Other loans and capitalized lease obligations	2,903	1,120
Debt, including current portion of long-term debt ($284 and $274 at December 31, 2004 and June 30, 2004, respectively)	558,119	560,293
Foreign revolving bank loans at rates from 1.39% to 3.87%	20,309	18,866
Total debt	$578,428	$579,159

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

In November 2003, the Company entered into a three-year syndicated multi-currency revolving credit facility led by BNP Paribas (the “Facility”).  The Facility expires in November 2006 and provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit.  The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the credit agreement is subject to a leverage ratio as determined by the credit agreement and was 0.44 percent of the unused portion of the Facility at December 31, 2004.  The Facility also contains certain financial and other covenants, with which the Company was in compliance at December 31, 2004.  The Company pledged as collateral shares of certain of its subsidiaries.  At December 31, 2004, under the Facility, the Company had $19.2 million in borrowings and $11.8 million in letters of credit outstanding.  At June 30, 2004, under the Facility, the Company had $17.2 million in borrowings and $14.4 million in letters of credit outstanding.  Of the letters of credit outstanding, $7.5 million were related to the interest rate swap transactions (see Note 4) at December 31, 2004 and June 30, 2004.

At December 31, 2004, the Company had $167.9 million in total revolving lines of credit, of which $32.2 million had been utilized, consisting of $11.9 million in letters of credit and $20.3 million in foreign revolving bank loans, which are included in the table above.

9.             Impairment of Assets, Restructuring and Severance

During the fiscal 2003 second quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions, de-emphasize its commodity business and accelerate the Company’s move to what it categorizes as proprietary products.  The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  The Company also planned to lower overhead costs across its support organizations.  The Company has substantially completed these restructuring activities as of December 31, 2004.  The Company expects to complete the remaining activities, including the move of its Krefeld, Germany facility to Swansea, Wales, and the transition of certain assembly of its high-reliability products from Leominster, Massachusetts to Tijuana, Mexico by fiscal year-end 2005.

Total charges associated with the December 2002 initiatives are expected to be approximately $249 million. These charges will consist of approximately $201 million for asset impairment, plant closure and other charges, $6 million for raw material and work-in-process inventory, and $42 million for severance-related costs.

For the three months ended December 31, 2004, the Company recorded $6.8 million in total restructuring-related charges, consisting of: $5.6 million for plant closure and relocation costs and other impaired assets charges, and $1.2 million for severance costs.  For the six months ended December 31, 2004, the Company recorded $13.5 million in total restructuring-related charges, consisting of: $10.5 million for plant closure and relocation costs and other impaired assets charges, and $3.0 million for severance costs.  For the three months ended December 31, 2003, the Company recorded $10.1 million in total restructuring-related charges, consisting of: $5.9 million plant closure costs and other charges, and $4.2 million in severance-related costs.  For the six months ended December 31, 2003, the Company recorded $14.1 million in total restructuring-related charges, consisting of: $7.3 million plant closure costs and other charges, and $6.8 million in severance-related costs.  Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.

As of December 31, 2004, the Company had recorded $240.9 million in total charges, consisting of: $195.3 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $39.6 million for severance-related costs.  Components of the $195.3 million asset impairment, plant closure and other charges included the following items:

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

•      The Company is restructuring its manufacturing activities in Europe, which included a review of its Swansea, Wales facility, a general-purpose module facility.  Based on that review, the Company determined this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, the Company is moving most manufacturing activities from its automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities.  The Company expects to complete the Krefeld facility move by March 31, 2005.

The Company has also moved the production from its Venaria, Italy facility to its Mumbai, India facility, which was completed as of December 31, 2003. The Company stopped manufacturing products at its Oxted, England facility as of September 30, 2003, and the remaining inventory was transferred to the Company’s Tijuana, Mexico assembly facility.

•      The Company has eliminated the manufacturing of its non-space military products in its Santa Clara, California facility as of July 31, 2004. Currently,

subcontractors handle the Company’s non-space qualified products previously manufactured in this facility. The Company is also transitioning certain assembly of high-reliability products from its Leominster, Massachusetts facility to its Tijuana, Mexico facility, and expects to complete this activity by fiscal year-end 2005.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•      $36.7 million in other miscellaneous items were charged, including $29.8 million in plant closure and relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million in December 2002.  The Company had disposed of $0.2 million and $0 of these inventories, for the three months ended December 31, 2004 and 2003, respectively, and $0.7 million and $0 for the six months ended December 31, 2004 and 2003, respectively, which did not materially impact gross margin.  As of December 31, 2004, the Company had disposed of $3.7 million of these inventories.

As of December 31, 2004, the Company has recorded $39.6 million in severance-related charges:  $34.5 million in severance termination costs related to approximately 1,100 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England.  The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In fiscal 2002, the Company had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, the Company finalized its plan and determined that total severance would be approximately $10 million, and accordingly, the Company adjusted purchased goodwill by $4.8 million.  The Company communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to its affected employees at that time.  The associated severance is expected to be paid by fiscal year-end 2005.

The following summarizes the Company’s severance accrual related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended December 31, 2004 and June 30, 2004.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability

Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612

Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	3,031	—	3,031
Costs paid	(184)	(4,136)	(1,253)	(5,573)
Foreign exchange impact	—	677	229	906

Accrued severance, December 31, 2004	$513	$6,752	$5,043	$12,308

10.           Geographical Information

The Company operates in one business segment.  Revenues from unaffiliated customers are based on the location in which the sale originated.  The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.  Geographic information for December 31, 2004 and 2003, June 30, 2004 and 2003, is presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

North America	$89,900	$75,616	$181,877	$148,346
Asia	132,267	107,566	272,954	208,036
Europe	65,856	58,546	135,398	109,836
Total product revenues	288,023	241,728	590,229	466,218
Unallocated royalties	10,537	10,586	20,556	20,225
Total revenues	$298,560	$252,314	$610,785	$486,443

	December 31, 2004	June 30, 2004
Long-Lived Assets
North America	$364,285	$358,243
Asia	22,535	17,728
Europe	210,945	168,880
Total	$597,765	$544,851

No customer accounted for more than 10 percent of the Company’s consolidated net revenues for the three and six months ended December 31, 2004 and 2003, or more than 10 percent of the Company’s accounts receivable at December 31, 2004 and June 30, 2004.

11.           Stock-Based Compensation

The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, the Company does not recognize a compensation expense for stock options granted with an exercise price equaled to the fair market value on the grant date.  Had the Company recorded compensation expense using the Black-Scholes option-pricing model under the fair value based method described in SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and net income per common share–basic and diluted would approximate the following (in thousands except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Net income, as reported	$39,514	$16,888	$77,094	$33,619
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(12,796)	(12,179)	(26,039)	(23,410)
Pro forma net income	$26,718	$4,709	$51,055	$10,209

Net income per common share–basic, as reported	$0.59	$0.26	$1.16	$0.52
Net income per common share–basic, pro forma	$0.40	$0.07	$0.77	$0.16

Net income per common share–diluted, as reported	$0.55	$0.25	$1.07	$0.50
Net income per common share–diluted, pro forma	$0.38	$0.07	$0.73	$0.16

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

In as much as Rachelle has not accepted the settlement, the Company cannot predict whether the EPA or others would attempt to assert an action for contribution or reimbursement for monies expended to perform remedial actions at the OII Site.  The Company cannot predict the likelihood that the EPA or such others would prevail against Rachelle in any such action.  It remains the position of Rachelle that its wastes were not hazardous.  The Company’s insurer has not accepted liability, although it has made payments for defense costs for the lawsuit against the Company.  The Company has made no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on the Company’s results of operations or cash flows.

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

14.           Income Taxes

The Company’s effective tax provision was 22.8 percent and 24.0 percent for the three months ended December 31, 2004 and 2003, respectively, and 25.2 percent and 24.0 percent for the six months ended December 31, 2004 and 2003, respectively, rather than the U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect the Company’s future effective tax rate.

As a matter of course, the Company is regularly audited by various taxing authorities.  Unfavorable settlement of any particular issue would require use of cash.  Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution, or a reduction of goodwill if it relates to purchased tax liabilities.  The Company’s tax reserves are included in accrued taxes.  While it is often difficult to predict the final outcome or the timing of any particular tax matter, the Company believes the results of these audits will not have a material impact on its financial position or results of operations.

15.           Related Party Transactions

As discussed in Note 3, the Company holds as strategic investment common stock of Nihon, a related party.  At December 31, 2004 and June 30, 2004, the Company owned approximately 17.5 percent of the outstanding shares of Nihon.  The Company’s Chief Financial Officer is the Chairman of the Board of Nihon.  In addition, the general manager of the Company’s Japan subsidiary is a director of Nihon.  Although the Company has representation on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 3).

In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products.  The values of the licensing and manufacturing agreements are approximately $5.4 million and $2.0 million, respectively.  Revenues from these agreements were $0.2 million and $1.0 million for the three months ended December 31, 2004 and 2003, respectively, and $0.2 million and $1.6 million for the six months ended December 31, 2004 and 2003, respectively.

16.           Acquisition

In July 2004, the Company acquired the specialty silicon epitaxial services business from Advanced Technology Materials, Inc. (“ATMI”) for $39.6 million in cash, net of claim settlement as described below, in order to lower certain production costs and gain certain key intellectual property for epitaxial silicon substrate manufacturing.  During the current quarter ended December 31, 2004, the Company and ATMI settled the claim regarding certain processes transferred as part of the purchase transaction that failed to qualify in accordance with contract specifications, and $1.8 million was reimbursed to the Company.

The Company accounted for the acquisition under the purchase method of accounting.  The purchase price of $39.6 million, based on preliminary independent valuations of fixed assets, was allocated as follows: $25.5 million for fixed assets, $1.1 million for inventory, $1.0 million for acquisition-related intangible assets, $0.3 million for other current assets and $11.7 million for goodwill.  The financial results of the acquisition have been included in the Company’s consolidated financial statements from the date of the acquisition.  The Company’s consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amount for the three and six months ended December 31, 2004 and 2003, had the acquisition occurred at the beginning of those periods.

17.           Stock Options Exchange Offer

In November 2004, the Company’s stockholders approved the Company’s Offer to Exchange Certain Outstanding Employee Stock Options for New Options (the “Exchange Offer”). The Exchange Offer presents the Company’s eligible employees with the opportunity to exchange outstanding options with an exercise price equal to or greater than $40.00 per share for new options that will be granted at least six months and one day after the cancellation of the exchanged options. The options will be exchanged based on a predetermined ratio as follows:

Exercise Price of the Exchanged Option	Ratio of Shares Covered by the Exchanged Option to Shares Covered by the New Option

$40.00 - $48.00	1.50 : 1.00
$48.01 - $56.00	1.75 : 1.00
$56.01 and over	2.00 : 1.00

As of fiscal quarter ended December 31, 2004, outstanding options to purchase approximately 3,986,200 shares of the Company’s common stock having an aggregate value of approximately $114 million, calculated using the Black-Scholes option pricing model, are eligible under the Exchange Offer.  The Company expects to commence the Exchange Offer in the fiscal 2005 third quarter ended March 31, 2005, and expects the new options to be granted no earlier than the fiscal 2006 first quarter ended September 30, 2005.  The new options granted will have a term of five years, regardless of the remaining term of the exchanged options, and will be subject to a new three year vesting schedule in three equal annual installments, regardless of whether the exchanged options were fully or partially vested.

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

Overview

We are a leading designer, manufacturer and marketer of power management products.  The technology advancements of power management products increase system efficiency, allow more compact end products, improve features and functionality and extend battery life.  Our products are used in a range of end markets, including information technology, automotive, consumer electronics, aerospace/defense and industrial.

Our strategy continues to be to transform the Company from a commodity component orientation to a proprietary product focus.  Over the past eight quarters, we have increased our proprietary product mix from 56 percent of revenues to 69 percent.  For the three months ended December 31, 2004, our proprietary product revenues increased by 39 percent compared to a year ago.  Our gross margin in the current quarter ended December 31, 2004, was 43.3 percent compared to 37.6 percent four quarters ago and 32.5 percent eight quarters ago.  Our proprietary products refer to our Analog ICs, Advanced Circuit Devices and Power Systems.  We include in our reference to proprietary products those products that are value-added or are provided under reduced competition due to their technological content or our customer relationship.  We periodically review products to determine their classification as proprietary products.

Revenues increased by 18 percent and 26 percent for the three and six months ended December 31, 2004, respectively, compared to the prior-year three and six months ended December 31, 2003, reflecting continued success of our proprietary products and further improvements in the semiconductor industry.  We continue to grow our proprietary product business for energy-conserving applications.  Over the last 12 months, we saw a significant increase in the demand for our power management products that are used in energy-conserving appliances and lighting systems, which represented more than half of the revenues into the consumer sector for the fiscal second quarter ended December 31, 2004.  During this period, sales of our products to original equipment manufacturers (“OEMs”) that are used in energy-conserving lighting systems doubled compared to the prior 12-month period.  Sales of our products to OEMs that are used in energy-conserving appliances increased by 50 percent during this period.  In the current quarter, sales of our products used in energy-conserving appliances grew 30 percent from the September 2004 quarter and 70 percent from the prior year December 2003 quarter.  As governments and consumers demand greater energy conservation, especially if high oil prices persist, we believe there may be significant growth in this business.

Sales levels in the semiconductor industry are higher than they were a year ago, but overall economic conditions remain somewhat uncertain and difficult to predict.  We continue to implement initiatives which are consistent with our proprietary product focus to increase our gross margin, while lowering costs.  During the fiscal 2004 second quarter ended December 31, 2003, we announced the divestiture or discontinuation of certain of our commodity products representing approximately $100 million of annual revenues.  We have discontinued approximately $56 million of annual revenues and expect to divest approximately $44 million of annual revenues by selling our Hi-Power product group, for which we are in exclusive discussions with a potential buyer.  In addition to this $100 million in annual revenues, in January 2005, we announced our plans to divest or discontinue over the next six quarters, an additional $150 million in annual revenues that are not consistent with our business objectives to expand our proprietary product portfolio and target gross margin of greater 50 percent by the end this time period. In reviewing the products or product groups to be divested or discontinued, we are considering any components, analog and mixed signal ICs, advanced circuit devices or power systems that are sold in our various end-market applications, including information technology, automotive, consumer, defense/aerospace and industrial sectors, that are no longer consistent with our business or gross margin objectives.  In the upcoming March 2005 quarter, we expect revenues to be flat to down six percent.  We expect our gross margin to be consistent with the December 2004 quarter, plus or minus one percentage point.

We have substantially completed our restructuring initiatives previously announced in the December 2002 quarter, to consolidate and capitalize on lower cost manufacturing facilities and close several older facilities and legacy operations.  We expect to complete the remaining activities, including the move of our Krefeld, Germany facility to Swansea, Wales and Tijuana, Mexico, and the transition of certain assembly of our high-reliability products from Leominster, Massachusetts to Tijuana, Mexico, by fiscal year-end 2005.  Total charges associated with the December 2002 restructuring plan are expected to be approximately $249 million.  These charges are expected to consist of approximately $201 million for asset impairment, plant closure costs and other charges, $6 million for raw material and work-in-process inventory charges, and $42 million for severance-related charges.  As of December 31, 2004, we have achieved over $71 million in annualized savings from the restructuring activities, with more than 70 percent of the savings affecting cost of goods sold.

Our research and development program focuses on our proprietary products and the advancement and diversification of certain of our power MOSFET (metal oxide semiconductor field effect transistor) and IGBT (insulated gate bipolar transistors) product lines.  We generated royalties primarily from the licensing of our power MOSFETs of $10.5 million and $10.6 million for the three months ended December 31, 2004 and 2003, respectively, and $20.6 million and $20.2 million for the six months ended December 31, 2004 and 2003, respectively.  In the March 2005 quarter, we expect royalty revenues to be approximately $10 million, plus or minus $1 million.  Our licensed MOSFET patents expire between 2005 and 2010, with the broadest remaining in effect until 2007 and 2008.  For technologies other than our licensed MOSFET technologies, we are concentrating on incorporating our technologies into proprietary products and exploring licensing opportunities we believe meet our overall business strategies.

Our capital spending in the current period was primarily related to upgrading wafer manufacturing capabilities and increasing assembly capacity.  For the six months ended December 31, 2004, $25.5 million of the $68.6 million in capital expenditures were related to our Newport, Wales facility.  We purchased the Newport facility at the bottom of the last market cycle in fiscal 2002, and are in the process of recommissioning a fabrication line there.  This facility provides our most advanced and cost-effective manufacturing capabilities and offers us significant capacity to support our growth over the next several years.  For fiscal 2005, we target capital expenditures of less than ten percent of revenues.

For the December 31, 2004 quarter, we generated $75.7 million cash from operations and ended the quarter at $838.9 million in total cash and cash investments, a new high.  Including our $135.6 million of unused credit facilities, we have $974.5 million in total liquidity.  This offers us the flexibility to take advantage of strategic opportunities as they arise and to invest in the future.  In July 2004, we completed the acquisition of the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc., for $39.6 million in cash, net of claim settlement.  We expect this acquisition to lower our production costs and provide certain key intellectual property for epitaxial silicon substrate manufacturing.

Results of Operations for the Three and Six Months Ended December 31, 2004 Compared with the Three and Six Months Ended December 31, 2003

The following table summarizes our operating results as a percentage of revenues for the three and six months ended December 31, 2004 and 2003 ($ in millions):

	Three Months Ended December 31,				Six Months Ended December 31,
	2004		2003		2004		2003
Revenues	$298.6	100.0%	$252.3	100.0%	$610.8	100.0%	$486.4	100.0%
Cost of sales	169.2	56.7	157.4	62.4	348.0	57.0	307.4	63.2

Gross profit	129.4	43.3	94.9	37.6	262.8	43.0	179.0	36.8
Selling and administrative expense	40.9	13.7	38.1	15.1	87.3	14.3	74.7	15.4
Research and development expense	27.7	9.3	22.4	8.9	53.0	8.7	43.1	8.9
Amortization of acquisition-related intangible assets	1.5	0.5	1.4	0.6	2.9	0.4	2.8	0.5
Impairment of assets, restructuring and severance charges	6.8	2.3	10.1	4.0	13.5	2.2	14.1	2.9
Other expense, net	0.7	0.2	0.3	0.1	0.7	0.1	0.5	0.1
Interest (income) expense, net	0.6	0.2	0.4	0.1	2.4	0.4	(0.4)	(0.1)
Income before income taxes	51.2	17.1	22.2	8.8	103.0	16.9	44.2	9.1
Provision for income taxes	11.7	3.9	5.3	2.1	25.9	4.3	10.6	2.2

Net income	$39.5	13.2%	$16.9	6.7%	$77.1	12.6%	$33.6	6.9%

Revenues

Revenues increased by 18 percent and 26 percent for the three and six months ended December 31, 2004, respectively, compared to the prior-year three and six months ended December 31, 2003, reflecting continued success of our proprietary products and further improvements in the semiconductor industry.  Revenues from our proprietary products increased by 39 percent and 45 percent for the three and six months ended December 31, 2004, respectively, compared to the comparable prior-year periods.  These revenues comprised 69 percent of product revenues for the quarter ended December 31, 2004, compared to 59 percent in the prior-year quarter.  Royalties contributed $10.5 million and $10.6 million for the three months ended December 31, 2004 and 2003, respectively, and $20.6 million and $20.2 million for the six months ended December 31, 2004 and December 31, 2003, respectively.

Revenues from sales to distributors and OEMs by end-market applications, as a percentage of total product revenues, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Information technology	34%	31%	33%	31%
Automotive	13	15	13	15
Consumer	12	12	12	11
Defense/aerospace	8	8	8	9
Industrial	5	4	5	4
Total OEM revenues	72	70	71	70
Distributors	28	30	29	30
Total product revenues	100%	100%	100%	100%

Revenues from the information technology sector grew 32 percent and 39 percent for the three and six months ended December 31, 2004, respectively, compared to the prior-year periods.  The increase reflected greater content and market share of our proprietary products for the latest desktops, notebooks and servers, and a general upturn in the information technology market.

Revenues from the automotive sector grew 13 percent and 12 percent for the three and six months ended December 31, 2004, respectively, compared to the prior-year periods, reflecting increased content of our power management products, including those that are used in engine preheat systems, diesel injection systems and integrated starter alternators.

Revenues from the consumer sector grew 21 percent and 29 percent for the three and six months ended December 31, 2004, respectively, compared to the prior-year periods, reflecting growth of our power management products that are used in energy-conserving appliances and lighting systems.

Revenues from the defense/aerospace sector increased 17 percent and 16 percent for the three and six months ended December 31, 2004, respectively, compared to the prior-year periods, primarily as a result of increase in market share and new programs including advanced aircraft, global positioning satellites and smart weaponry.

Revenues from the industrial sector increased 22 percent and 32 percent for the three and six months ended December 31, 2004, respectively, compared to the prior-year periods, reflecting growth in capital and welding equipment sales as a result of strong construction and housing markets.

Our sales to distributors increased 12 percent and 24 percent for the three and six months ended December 31, 2004, respectively, compared to the prior-year periods. Our distributors’ sales to the end customers increased by 29 percent and 27 percent for the three and six months ended December 31, 2004, respectively, compared to the prior-year periods.  We recognize the majority of revenues upon shipment of product sales to customers including distributors, with provisions for estimated returns and allowances at the time of shipment. For details of our revenue recognition policy, refer to Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations of our annual report on Form 10-K for the fiscal year ended June 30, 2004.

Geographic sales based on the location in which the sale originated, as a percentage of total revenues, for the three and six months ended December 31, 2004 and 2003, are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

North America	30%	30%	30%	30%
Asia	44	43	45	43
Europe	22	23	22	23
Total product revenues	96	96	97	96
Unallocated royalties	4	4	3	4
Total revenues	100%	100%	100%	100%

Gross Profit Margin

The gross profit margin was 43.3 percent in the three months ended December 31, 2004, compared to 37.6 percent in the three months ended December 31, 2003, and 43.0 percent in the six months ended December 31, 2004, compared to 36.8 percent in the six months ended December 31, 2003.  The improvement reflected the higher margin mix of proprietary products, manufacturing cost savings, increased yield improvements and increases in labor and overhead efficiencies from a higher revenue base.

Selling and Administrative Expenses

The selling and administrative expense as a percentage of revenues declined to 13.7 percent from 15.1 percent for the three months ended December 31, 2004 and 2003, respectively, and to 14.3 percent from 15.4 percent for the six months ended December 31, 2004 and 2003, respectively.  The decline primarily reflected a higher revenue base in the current year compared to the prior year, and our cost containment efforts.  The absolute selling and administrative expense increased to $40.9 million from $38.1 million in the three months ended December 31, 2004 and 2003, respectively, and to $87.3 million from $74.7 million in the six months ended December 31, 2004 and 2003, respectively, reflecting sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expenses

The research and development expenditures were $27.7 million (9.3 percent of revenues) and $22.4 million (8.9 percent of revenues) for the three months ended December 31, 2004 and 2003, respectively, and $53.0 million (8.7 percent of revenues) and $43.1 million (8.9 percent of revenues) for the six months ended December 31, 2004 and 2003, respectively, reflecting our ongoing research and development focus on our proprietary products.

Impairment of Assets, Restructuring and Severance

During the fiscal 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition the Company to better fit the market conditions, de-emphasize the commodity business and accelerate the move to what we categorize as our proprietary products.  Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  We also planned to lower overhead costs across our support organizations.  We have substantially completed these restructuring activities as of December 31, 2004.  We expect to complete the remaining activities, including the move of our Krefeld, Germany facility to Swansea, Wales and Tijuana, Mexico, and the transition of certain assembly of our high-reliability products from Leominster, Massachusetts to Tijuana, Mexico by fiscal year-end 2005.

Total charges associated with the plan are expected to be approximately $249 million. These charges will consist of approximately $201 million for asset impairment, plant closure costs and other charges, $6 million for raw material and work-in-process inventory, and $42 million for severance-related charges.  Of the $249 million in total charges, cash charges are expected to be less than $70 million. As of December 31, 2004, we have achieved over $71 million in annualized savings from the restructuring activities, with more than 70 percent of that savings affecting cost of goods sold.

For the three months ended December 31, 2004, we recorded $6.8 million in total restructuring-related charges, consisting of: $5.6 million for plant closure and relocation costs and other impaired assets charges, and $1.2 million for severance costs.  For the six months ended December 31, 2004, we recorded $13.5 million in total restructuring-related charges, consisting of: $10.5 million plant closure costs and other charges, and $3.0 million in severance costs.  During the three months ended December 31, 2003, we recorded $10.1 million in total charges: $5.9 million in relocation and other asset impairment charges and $4.2 million in severance-related costs.  During the six months ended December 31, 2003, we recorded $14.1 million in total charges: $7.3 million in relocation and other asset impairment charges and $6.8 million in severance-related costs.  Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.

As of December 31, 2004, we had recorded $240.9 million in total charges, consisting of: $195.3 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $39.6 million for severance-related costs.  Components of the $195.3 million asset impairment, plant closure and other charges included the following items:

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

•      We are restructuring our manufacturing activities in Europe, which included a review of our Swansea, Wales facility, a general-purpose module facility.  Based on that review, we determined this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, we are moving most manufacturing activities from our automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities.  We expect to complete the move by March 31, 2005.

We have also moved the production from our Venaria, Italy facility to our Mumbai, India facility, which was completed as of December 31, 2003. We stopped manufacturing products at our Oxted, England facility as of September 30, 2003, and the remaining inventory was transferred to our Tijuana, Mexico assembly facility.

•      We have eliminated the manufacturing of our non-space military products in our Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle our non-space qualified products previously manufactured in this facility. We are also transitioning certain assembly of high-reliability products from our Leominster, Massachusetts facility to our Tijuana, Mexico facility, and expect to complete this activity by fiscal year-end 2005.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•      $36.7 million in other miscellaneous items were charged, including $29.8 million in plant closure and relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million in December 2002.  We had disposed of $0.2 million and $0 of these inventories for the three months ended December 31, 2004 and 2003, respectively, and $0.7 million and $0 of these inventories for the six months ended December 31, 2004 and 2003, respectively, which did not materially impact gross margin.  As of December 31, 2004, we had disposed of $3.7 million of these inventories.

Our restructuring activities are expected to result in severance charges of $42 million through fiscal year-end 2005.  Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount

El Segundo, California	Close manufacturing facility	$7 million
Santa Clara, California and Leominster, Massachusetts	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	4 million
Venaria, Italy	Move manufacturing to India and discontinuing certain products	10 million
Company-wide	Realign business processes	17 million

Total		$42 million

To date, of the $42 million noted above, we have recorded $39.6 million in severance-related charges: $34.5 million in severance termination costs related to approximately 1,100 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England.  The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In fiscal 2002, we had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, we finalized our plan and determined that total severance would be approximately $10 million, and accordingly, we adjusted purchased goodwill by $4.8 million.  We communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to the affected employees at that time.  The associated severance is expected to be paid by fiscal year-end 2005.

The following summarizes our severance accrued related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended December 31, 2004 and June 30, 2004.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability

Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612

Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	3,031	—	3,031
Costs paid	(184)	(4,136)	(1,253)	(5,573)
Foreign exchange impact	—	677	229	906

Accrued severance, December 31, 2004	$513	$6,752	$5,043	$12,308

During the fiscal 2004 second quarter ended December 31, 2003, we announced the divestiture or discontinuation of certain of our commodity products representing approximately $100 million of annual revenues.  We have discontinued approximately $56 million of annual revenues and expect to divest approximately $44 million of annual revenues by selling our Hi-Power unit, for which we are in exclusive discussions with a potential buyer.  In addition to this $100 million in annual revenues, in January 2005, we announced our plans to divest or discontinue over the next six quarters, an additional $150 million in annual revenues that are not consistent with our business objectives.  In reviewing the products or product groups to be divested or discontinued, we are considering any components, analog and mixed signal ICs, advanced circuit devices or power systems that are sold in our various end-market applications, including information technology, automotive, consumer, defense/aerospace and industrial sectors, that are no longer consistent with our business or gross margin objectives.

Interest (Income) Expense, Net

Interest income was $3.8 million and $3.2 million for the three months ended December 31, 2004 and 2003, respectively, reflecting higher interest rates in the current period.  Interest income was $7.2 million and $8.0 million for the six months ended December 31, 2004 and 2003, respectively, primarily reflecting lower yields as a result of a decrease in our cash investment’s average duration as compared to the prior-year period.

Interest expense was $4.5 million and $3.6 million for the three months ended December 31, 2004 and 2002, respectively, and $9.6 million and $7.6 million for the six months ended December 31, 2004 and 2003, respectively, primarily reflecting higher interest incurred on our convertible debt (see Note 4, “Derivative Financial Instruments”).

Income Taxes

Our effective tax provision was 22.8 percent and 24.0 percent for the three months ended December 31, 2004 and 2003, respectively, and 25.2 percent and 24.0 percent for the six months ended December 31, 2004 and 2003, respectively, rather than the U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested.  If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

As a matter of course, we are regularly audited by various taxing authorities.  Unfavorable settlement of any particular issue would require use of cash.  Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution, or a reduction of goodwill if it relates to purchased tax liabilities.  Our tax reserves are included in accrued taxes.  While it is often difficult to predict the final outcome or the timing of any particular tax matter, we believe the results of these audits will not have a material impact on our financial position or results of operations.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalent balances of $401.2 million and cash investments in marketable debt securities of $437.6 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $135.7 million, totaled $974.5 million.  Our investment portfolio consists of available-for-sale fixed-income, principally investment-grade securities for which we have managed to obtain effective maturities of no longer than 24 months as of December 31, 2004.

For the six months ended December 31, 2004, cash provided by operating activities was $98.8 million compared to $46.5 million in the comparable prior-year period.  Depreciation and amortization adjusted cash flows from operations by $37.1 million.  Other non-cash items adjusted cash flows from operations by ($3.5) million.   Changes in operating assets and liabilities decreased cash by $11.8 million during the six months ended December 31, 2004.  The increase in working capital primarily reflected the timing of accounts and other receivable collections and salaries and wages expense payments, partially offset by higher accrued taxes balance reflecting the timing of tax payments.

For the six months ended December 31, 2004, cash used in investing activities was $161.1 million.  We purchased $136.3 million and sold $89.7 million of cash investments. We acquired the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc. (“ATMI”) for $39.6 million in cash, net of the claim settled on certain processes determined to not qualify in accordance with contract specifications. We invested $68.6 million in capital expenditures primarily related to upgrading wafer manufacturing capabilities and increasing assembly capacity.  For the six month ended December 31, 2004, $25.5 million of the $68.6 million in capital expenditures were related to our Newport, Wales facility.  We purchased the Newport facility at the bottom of the last market cycle in fiscal 2002, and are in the process of recommissioning a fabrication line there.  This facility provides our most advanced and cost-effective manufacturing capabilities and offers us significant capacity to support our growth over the next several years.  At December 31, 2004, we had made purchase commitments for capital expenditures of approximately $39.0 million.  We are in exclusive discussions with a potential buyer to sell our Hi-Power product group.  We do not expect the ultimate sale to have a material impact on our cash, cash equivalents and cash investments.

Financing activities for the six months ended December 31, 2004 generated $18.9 million.  As of December 31, 2004, we had revolving, equipment and foreign credit facilities of $167.9 million, against which $32.2 million had been used.  As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically.  At December 31, 2004, $7.5 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have remained $7.5 million.

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the $150 million Credit Facility as discussed in Note 8 of the unaudited consolidated financial statements, will be sufficient to meet our operating requirements and to take advantage of strategic opportunities as they occur in the next twelve months.  Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005, or for the Company, beginning in the first quarter of fiscal 2006. We are currently evaluating our share-based employee compensation programs, potential impact of this statement on our consolidated financial position and results of operations, and alternative adoption methods.

As part of its short-term international convergence project with the International Accounting Standards Board, in December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”), which established a narrow exception for nonmonetary exchanges of similar productive assets from fair value measurement. SFAS No. 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are to be applied prospectively for nonmonetary asset exchange transactions in fiscal periods beginning after June 15, 2005, or for the Company, in the first quarter of fiscal 2006.  We do not expect the adoption to have a material impact on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”), to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and requires that those items be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, or for the Company, beginning in the first quarter of fiscal 2006.  We do not expect the adoption to have a material impact on our financial position or results of operations.

In October 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” The consensus requires that a business combination between two parties that have a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists, and thus requiring accounting separate from the business combination. The provisions of EITF No. 04-1 are to be applied prospectively to business combinations and goodwill impairment tests completed in reporting periods beginning after October 13, 2004.  We do not expect the adoption to have a material impact on our financial position or results of operations.

In September 2004, the EITF reached a consensus on Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information’, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF No. 04-10”). EITF No. 04-10 provided additional guidance on when operating segments that are below the 10 percent threshold can be aggregated. EITF No. 04-10 states that segments can only be aggregated if they have similar economic characteristics and if they are similar in areas such as similar production processes, types of customers, distribution channels and the products themselves are similar.  EITF No. 04-10 is effective for fiscal years ending after October 13, 2004.  We have applied the provisions under EITF 04-10 for the fiscal quarter ended December 31, 2004.

In September 2004, FASB issued EITF Topic D-108, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill” (“Topic D-108”). Topic D-108 requires that intangible assets other than goodwill acquired in business combinations completed after September 29, 2004, be valued using a direct value method. Intangible assets other than goodwill that were valued using the residual method must be tested for impairment using a direct method no later than the beginning of the first fiscal year beginning after December 31, 2004. Any impairment recognized upon application of a direct value method would be reported as a cumulative effect of a change in accounting principle. We do not expect the adoption to have a material impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.  We believe that at December 31, 2004, there has been no material change to this information.

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

Factors or Risks That May Affect Future Results Include the Following:

Downturns in the highly cyclical semiconductor industry or changes in end market demand could affect our operating results and the value of our business.

The semiconductor industry is highly cyclical and the value of our business may decline during the “down” portion of these cycles.  We have experienced these conditions in our business in the recent past and we cannot predict when we may experience such downturns in the future.  Future downturns in the semiconductor industry, or any failure of the industry to recover fully from its recent downturns could seriously impact our revenues and harm our business, financial condition and results of operations. Although markets for our semiconductors appear to be improving, we cannot assure you that they will continue to improve or that our markets will not experience renewed, possibly more severe and prolonged, downturns in the future.

In addition, we may experience significant changes in our profitability as a result of variations in sales, seasonality, changes in product mix, price competition for orders and the costs associated with the introduction of new products. The markets for our products depend on continued demand in the communications, consumer electronics, information technology, automotive, industrial and defense/aerospace markets, and these end markets may experience changes in demand that could adversely affect our operating results and financial condition.

Consumer and/or corporate spending for the end market applications which incorporate our products may be reduced due to increased oil prices or otherwise.

Our revenues and gross margin guidance is dependent on certain level of consumer and/or corporate spending.  If our projections of these expenditures failed to materialize, due to reduced consumer or corporate spending from increased oil prices or otherwise, our revenues and gross margin could be adversely impacted.

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

The failure to execute on our plans to divest or discontinue, over the next six quarters, up to $250 million of annual revenues that are not consistent with our business objectives, and replace those revenues with higher-margin product sales could adversely affect our operating results.

During the fiscal 2004 second quarter ended December 31, 2003, we announced the divestiture or discontinuation of certain of our commodity products representing approximately $100 million of annual revenues.  We have discontinued approximately $56 million annual revenues and expect to divest approximately $44 million of annual revenues by selling our Hi-Power product group, for which we are in exclusive discussions with a potential buyer.  In addition to this $100 million in annual revenues, in January 2005, we announced our plans to divest or discontinue over the next six quarters, an additional $150 million in annual revenues that are not consistent with our business objectives or margin targets.  Our plan is to replace the divested or discontinued revenues with higher-margin product sales and target gross margin of greater 50 percent by the end of the next six quarters.  We cannot assure you that we will complete our plans or achieve our target gross margin within this period or at all.  The activities involved with the divestiture and discontinuation of product sales could involve changes to various aspects of our business which could adversely affect our profitability to an extent we have not anticipated.  Even if we fully execute and implement our plans, there may be unforeseen factors that could adversely impact our operating results.

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

Corporate investment and expenditures in the Information Technology sector and in Information Technology purchases may not materialize as we have planned.

Our revenues and gross margin guidance is dependent on a certain level of corporate investment and expenditures in the Information Technology sector and in Information Technology purchases. If our projections of these expenditures fail to materialize (whether due to increased oil prices or otherwise), our revenues and gross margin could be adversely impacted.

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

We have traditionally relied on our patents and proprietary technologies. Patent litigation settlements and royalty income substantially contribute to our financial results. Enforcement of our intellectual property rights is costly, risky and time-consuming. We cannot assure you that we can successfully continue to protect our intellectual property rights, especially in foreign markets. Our key MOSFET patents expire between 2005 and 2010, although our broadest MOSFET patents expire in 2007 and 2008. Our royalty income is largely dependent on the following factors: the remaining terms of our MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; remaining covered under unexpired MOSFET patents; the defensibility and enforceability of our patents; changes in our licensees’ unit sales, prices or die sizes; and the terms, if any, upon which expiring license agreements are renegotiated. Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly affect royalty income.  Any decrease in our royalty income could have a material adverse effect on our operating results and financial condition.

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

In addition, certain of our operations and products are subject to restrictions or licensing under U.S. export laws.  If such laws on the implementation of these restrictions change, or if in the course of operating under such laws we become subject to claims, we cannot assure you that such factors would not have a material adverse effect on our financial condition and operating results.

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

We are currently recommissioning the Newport, Wales facility.  We are also transferring manufacturing from our Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities, and transferring assembly of certain high-reliability products from our Santa Clara, California and Leominster, Massachussetts facilities to our Tijuana, Mexico facility.  Delays or technical problems in the recommissioning of the Newport, Wales facility and completing the various transfers could lead to reduced yields, delays in product deliveries, order cancellations and/or lost revenue.

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

The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

Our common stock, which is traded on The New York Stock Exchange, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts’ estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially.  In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies.  Any similar fluctuations in the future could adversely affect the market price of our common stock.

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

Final outcomes from the various tax authorities’ audits are difficult to predict and an unfavorable finding may negatively impact our financial results.

As is common with corporations of our size, we are from time to time under audit by various taxing authorities.  It is often difficult to predict the final outcome or the timing of resolution of any particular tax matter.  We have provided certain tax reserves which have been included in the determination of our financial results.  However, unpredicted unfavorable settlement may require additional use of cash and negatively impact our financial position or results of operations.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

We are scheduled to complete compliance with Section 404 of the Sarbanes-Oxley Act of 2002 based on the close of our 2005 fiscal year at the end of June 2005.  Although we do not foresee material delay or weakness, if there are any delays in or exceptions to the confirmation by us or our outside auditors of our assessment of our internal control over financial reporting under Section 404, we could experience an adverse cost and market impact.

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

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading “Factors that May Affect Future Results” above.

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At December 31, 2004, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had a favorable impact of approximately $0.2 million on net interest income/expense for the current quarter since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.2 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.1) million, on net interest income/expense.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”) (see Notes 4, “Derivative Financial Instruments,” and 8, “Bank Loans and Long-Term Debt”).  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  In April 2004, we entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The variable interest rate we have paid since the inception of the swap has averaged 2.4 percent, compared to a coupon of 4.25 percent on the Debt.  This arrangement reduced interest expense by $2.5 million and $2.7 million, for the three months ended December 31, 2004 and 2003, respectively, and $4.7 million and $6.2 million for the six months ended December 31, 2004 and 2003, respectively.

As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically.  At December 31, 2004, $7.5 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have remained $7.5 million.

Accounted for as fair value hedges under SFAS No. 133, the mark-to-market adjustments of the Transaction and the April 2004 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we used a regression analysis.  To evaluate the relationship of the fair value of the two transactions and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discounted the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt was considered in assessing the effectiveness of the hedging relationship.  For those years that were projected to include at least a portion of redemption of the convertible debentures, we employed a valuation model known as a Monte Carlo simulation.  This simulation allowed us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponded to the Debt’s expected maturity date.  The market value of the Transaction of $5.3 million and $13.1 million asset position at December 31, 2004 and June 30, 2004, respectively, was included in other long-term assets.  The market value of the April 2004 Transaction of $2.2 million and $1.3 million liability position at December 31, 2004 and June 30, 2004, respectively, was included in other long-term liabilities.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2004 and June 30, 2004, was $0.3 million and $0.9 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of ($0.3) million and ($0.6) million, for the three and six months ended December 31, 2004, respectively, and $0.01 million and $0.2 million for the three and six months ended December 31, 2003, respectively, were charged to interest expense.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have significant yen-based revenues without the yen-based manufacturing costs.  We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such a change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the three and six months ended December 31, 2004 and 2003.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion Yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At December 31, 2004, five quarterly payments of 1.2 billion Yen remained to be swapped at a forward exchange rate of 109.32 Yen per U.S. dollar.  The market value of the forward contract was a liability of $5.0 million at December 31, 2004, and a liability of $2.2 million at June 30, 2004.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were ($2.9) million and ($1.9) million for the three months ended December 31, 2004 and 2003, respectively, and ($2.1) million and ($6.2) million for the six months ended December 31, 2004 and 2003, respectively.  At December 31, 2004, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $90.7 million and $29.3 million in notional amounts of forward contracts not designated as accounting hedges at December 31, 2004 and June 30, 2004, respectively.  Net unrealized and realized exchange gains (losses) recognized in earnings were less than $1 million for the three and six months ended December 31, 2004 and 2003.

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

(b)   Changes in internal controls

There was no significant change in our internal controls during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.                OTHER INFORMATION

ITEM 4.                  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s stockholders at its Annual Meeting of Stockholders held on November 22, 2004.  All such matters were approved by the Company's stockholders.  Below is a summary of, where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter.

Description of Matter

For

Authority Withheld

1.

Election of Directors

Eric Lidow

60,143,732

1,884,679

Jack O. Vance

57,350,876

4,677,535

For

Against

Abstentions

2.

Proposal to allow the Company to offer each eligible employee to exchange outstanding options for new options as described in proxy materials

41,178,142

7,181,230

1,062,774

Broker non-votes	12,606,265

For

Against

Abstentions

3.

Proposal to amend the Company’s 2000 Incentive Plan as described in proxy materials

27,000,279

21,690,970

730,897

Broker non-votes	12,606,265

For

Against

Abstentions

4.

Ratification of PricewaterhouseCoopers LLP as Independent Auditors for Fiscal 2005

61,457,709

485,093

47,573

Broker non-votes	38,036

ITEM 6.                  Exhibits

Index:

3.1           Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2004; Registration No. 333-117489)

3.2           Bylaws, as amended to date (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2004, Registration No. 333-117489)

10.1         International Rectifier Corporation 2000 Incentive Plan, as Amended and Restated as of November 22, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 24, 2004)

11.1         Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 2, “Net Income Per Common Share”, of the Notes to Unaudited Consolidated Financial Statements contained herein)

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

INTERNATIONAL RECTIFIER CORPORATION

Registrant

February 11, 2005	/s/ MICHAEL P. MCGEE

Michael P. McGee

Executive Vice President,
Chief Financial Officer
(Duly authorized officer and
principal financial accounting officer)