Form 10-Q
period 2005-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2005-05-13
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

THERE WERE 64,483,988 SHARES OF THE REGISTRANT’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON MAY 11, 2005.

Table of Contents

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Unaudited Consolidated Statement of Income for the Three and Nine Months Ended March 31, 2005 and 2004

Unaudited Consolidated Statement of Comprehensive Income for the Three and Nine Months Ended March 31, 2005 and 2004

Unaudited Consolidated Balance Sheet as of March 31, 2005 and June 30, 2004

Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended March 31, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II.

OTHER INFORMATION

ITEM 6.	Exhibits

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF INCOME

(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Revenues	$281,871	$275,411	$892,656	$761,854
Cost of sales	156,604	166,236	504,571	473,653
Gross profit	125,267	109,175	388,085	288,201
Selling and administrative expense	40,756	43,005	128,034	117,717
Research and development expense	27,323	24,221	80,379	67,274
Amortization of acquisition-related intangible assets	1,473	1,421	4,369	4,218
Impairment of assets, restructuring and severance charges	8,077	9,907	21,599	24,026
Other income (expense), net	169)	(6,174)	825	(5,647)
Interest (income) expense, net	(638)	1,512	1,728	1,095
Income before income taxes	48,107	35,283	151,151	79,518
Provision for income taxes	12,434	8,538	38,384	19,155
Net income	$35,673	$26,745	$112,767	$60,363

Net income per common share – basic	$0.53	$0.41	$1.68	$0.93

Net income per common share – diluted	$0.48	$0.39	$1.55	$0.89

Average common shares outstanding – basic	67,795	65,826	67,080	65,166

Average common shares and potentially dilutive securities outstanding - diluted	77,322	69,132	76,559	68,184

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net income	$35,673	$26,745	$112,767	$60,363

Other comprehensive income:
Foreign currency translation adjustments	(9,421)	10,435	14,124	29,840
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of ($465), ($2,902), $6,780 and ($11,891), respectively	794	4,944	(11,544)	20,249
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of ($1,061), $425, $185 and $4,054, respectively	1,807	(723)	(315)	(6,902)
Less: Reclassification adjustments of net losses on available-for-sale securities and foreign currency forward contract	57	(7,855)	609	(7,709)
Other comprehensive income, net	(6,763)	6,801	2,874	35,478

Comprehensive income	$28,910	$33,546	$115,641	$95,841

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

	March 31,	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$312,039	$339,024
Short-term cash investments	244,036	221,130
Trade accounts receivable, net	167,030	154,911
Inventories	171,748	159,908
Deferred income taxes	48,447	44,141
Prepaid expenses and other receivables	67,379	34,096
Total current assets	1,010,679	953,210
Long-term cash investments	296,341	276,055
Property, plant and equipment, net	477,767	393,919
Goodwill	156,643	139,919
Acquisition-related intangible assets, net	37,172	28,605
Long-term deferred income taxes	78,340	74,366
Other assets	115,988	150,932
Total assets	$2,172,930	$2,017,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$20,003	$18,866
Long-term debt, due within one year	224	274
Accounts payable	73,175	78,164
Accrued salaries, wages and commissions	27,382	36,510
Other accrued expenses	104,705	81,222
Total current liabilities	225,489	215,036
Long-term debt, less current maturities	547,128	560,019
Other long-term liabilities	33,214	22,950
Deferred income taxes	—	14,789
Stockholders’ equity:
Common stock	68,109	66,358
Capital contributed in excess of par value of shares	802,664	757,169
Retained earnings	410,452	297,685
Accumulated other comprehensive income	85,874	83,000
Total stockholders’ equity	1,367,099	1,204,212
Total liabilities and stockholders’ equity	$2,172,930	$2,017,006

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2005	2004

Cash flow from operating activities:
Net income	$112,767	$60,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,852	41,870
Amortization of acquisition-related intangible assets	4,369	4,218
Unrealized gains on swap transactions	(1,176)	(519)
Deferred income taxes	(15,106)	2,147
Tax benefit from options exercised	11,405	12,215
Change in operating assets and liabilities, net	(21,852)	(37,102)
Net cash provided by operating activities	142,259	83,192

Cash flow from investing activities:
Additions to property, plant and equipment	(98,745)	(52,153)
Proceeds from sale of property, plant and equipment	265	420
Acquisition of business	(39,633)	—
Acquisition of technologies	(11,500)	—
Sale or maturities of cash investments	332,131	478,855
Purchase of cash investments	(375,889)	(502,713)
Change in other investing activities, net	(12,907)	960
Net cash used in investing activities	(206,278)	(74,631)

Cash flow from financing activities:
Proceeds from short-term debt, net	49	1,926
Repayments of long-term debt	—	(118)
Repayments of capital lease obligations, net	(172)	(776)
Proceeds from exercise of stock options and stock purchase plan	35,842	40,319
Other, net	(1,193)	(280)
Net cash provided by financing activities	34,526	41,071
Effect of exchange rate changes on cash and cash equivalents	2,508	(3,257)
Net (decrease) increase in cash and cash equivalents	(26,985)	46,375
Cash and cash equivalents, beginning of period	339,024	216,823

Cash and cash equivalents, end of period	$312,039	$263,198

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

1.         Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2005, and the consolidated results of operations for the three and nine months ended March 31, 2005 and 2004, and the consolidated cash flows for the nine months ended March 31, 2005 and 2004.  The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

The Company operates on a 52-53 week fiscal year under which the three months ended March 2005 and 2004 consisted of 13 weeks ending April 3, 2005 and April 4, 2004, respectively.  For ease of presenting the accompanying consolidated financial statements, fiscal quarter-end and fiscal year-end is shown as March 31 and June 30, respectively, for all periods presented.  Fiscal 2005 will consist of 52 weeks ending July 3, 2005.

Certain reclassifications have been made to the June 30, 2004 cash equivalent and short-term cash investment balances.  Previously, the Company’s investments in auction rate preferred securities were recorded in cash and cash equivalents rather than short-term cash investments.  The Company reclassified auction rate securities from cash and cash equivalents to short-term investments because the underlying instruments have maturity dates exceeding ninety days.  As of March 31, 2005, the Company had no investments in these securities.  As a result of the reclassifications, the Company’s consolidated balance sheet and cash flows from investing activities were affected as follows:

•      cash and cash equivalents decreased and short-term cash investments increased by $100.6 million as of June 30, 2004;

•      net cash used for the purchase of cash investments increased by $67.4 million for the nine months ended March 31, 2004; and

•      net change in cash and cash equivalents decreased by $67.4 million for the nine months ended March 31, 2004.

The reclassifications had no impact on the Company’s total current assets, stockholders’ equity, cash flows provided by operating activities or total consolidated results reported in any period presented.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 31, 2005 and 2004 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended March 31, 2005:
Net income per common share – basic	$35,673	67,795	$0.53
Effect of dilutive securities:
Stock options	—	2,088	(0.02)
Conversion of subordinated notes	1,552	7,439	(0.03)
Net income per common share – diluted	$37,225	77,322	$0.48

Three months ended March 31, 2004:
Net income per common share – basic	$26,745	65,826	$0.41
Effect of dilutive securities:
Stock options	—	3,306	(0.02)
Net income per common share – diluted	$26,745	69,132	$0.39

Nine months ended March 31, 2005:
Net income per common share – basic	$112,767	67,080	$1.68
Effect of dilutive securities:
Stock options	—	2,040	(0.05)
Conversion of subordinated notes	6,250	7,439	(0.08)
Net income per common share – diluted	$119,017	76,559	$1.55

Nine months ended March 31, 2004:
Net income per common share – basic	$60,363	65,166	$0.93
Effect of dilutive securities:
Stock options	—	3,018	(0.04)
Net income per common share – diluted	$60,363	68,184	$0.89

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income per share for the three and nine months ended March 31, 2004, since such effect would have been anti-dilutive.

3.         Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.  As indicated in Note 1, “Basis of Consolidation”, certain reclassifications have been made to the June 30, 2004 cash equivalent and short-term cash investment balances.  Previously, the Company’s investments in auction rate preferred securities were recorded in cash and cash equivalents rather than short-term cash investments.  Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument.  These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security.  The auction or reset dates occur at intervals that are typically less than three months, providing high liquidity to otherwise longer term investments.  As of March 31, 2005, the Company had no investments in these securities.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities.  At March 31, 2005 and June 30, 2004, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.  As of March 31, 2005 and June 30, 2004, no investment was in a material loss position for greater than one year.

Cash, cash equivalents and cash investments as of March 31, 2005 and June 30, 2004 are summarized as follows (in thousands):

	March 31,	June 30,
	2005	2004
Cash and cash equivalents	$312,039	$339,024
Short-term cash investments	244,036	221,130
Long-term cash investments	296,341	276,055
Total cash, cash equivalents and cash investments	$852,416	$836,209

Available-for-sale securities as of March 31, 2005 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$153,754	$1	$(1,570)	$(1,569)	$152,185
U.S. government and agency obligations	86,718	—	(629)	(629)	86,089
Other debt	5,764	—	(2)	(2)	5,762
Total short-term cash investments	$246,236	$1	$(2,201)	$(2,200)	$244,036

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$136,089	$198	$(963)	$(765)	$135,324
U.S. government and agency obligations	80,487	157	(238)	(81)	80,406
Other debt	80,748	44	(181)	(137)	80,611
Total long-term cash investments	$297,324	$399	$(1,382)	$(983)	$296,341

Available-for-sale securities as of June 30, 2004 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate auction rate preferred securities	$100,600	$—	$—	$—	$100,600
Corporate debt	81,960	5	(299)	(294)	81,666
U.S. government and agency obligations	21,639	2	(48)	(46)	21,593
Other debt	17,282	—	(11)	(11)	17,271
Total short-term cash investments	$221,481	$7	$(358)	$(351)	$221,130

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$159,280	$33	$(1,689)	$(1,656)	$157,624
U.S. government and agency obligations	87,420	9	(517)	(508)	86,912
Other debt	31,798	21	(300)	(279)	31,519
Total long-term cash investments	$278,498	$63	$(2,506)	$(2,443)	$276,055

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 15.  The Company accounts for these available-for-sale investments under SFAS No. 115.  These stocks are traded on the Tokyo Stock Exchange.  The market values of the equity investments at March 31, 2005 and June 30, 2004 were $76.4 million and $94.1 million, respectively, and were included in other long-term assets.  Mark-to-market gains (losses), net of tax, of $1.1 million and $4.0 million for the three months ended March 31, 2005 and 2004, respectively, and ($11.1) million and $21.7 million for the nine months ended March 31, 2005 and 2004, respectively, were included in other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at March 31, 2005, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$246,236	$244,036
Due in 1-2 years	135,805	134,711
Due in 2-5 years	122,529	122,641
Due after 5 years	38,990	38,989
Total cash investments	$543,560	$540,377

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains were $0.01 million and $0.03 million for the three and nine months ended March 31, 2005, respectively, and gross realized losses were ($0.2) million and ($0.3) million for the three and nine months ended March 31, 2005, respectively.  Gross realized gains were $0.5 million and $2.6 million for the three and nine months ended March 31, 2004, respectively, and gross realized losses were ($0.1) million and ($0.2) million for the three and nine months ended March 31, 2004, respectively.  The cost of marketable securities sold is determined by the weighted average cost method.

4.         Derivative Financial Instruments

Foreign Currency Risk

The Company conducts business on a global basis in several foreign currencies, and at various times, is exposed to fluctuations with the British Pound Sterling, the Euro and the Japanese Yen.  The Company’s risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in the European currencies.  Considering its specific foreign currency exposures, the Company has the greatest exposure to the Japanese Yen, since it has significant Yen-based revenues without Yen-based manufacturing costs.  The Company has established a foreign currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, the Company has established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  The Company’s hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements.

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan.  The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion Yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At March 31, 2005, four quarterly payments of 1.2 billion Yen remained to be swapped at a forward exchange rate of 109.32 Yen per U.S. dollar.  The market value of the forward contract was a liability of $1.8 million and $2.2 million at March 31, 2005 and June 30, 2004, respectively.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $1.8 million and ($0.7) million for the three months ended March 31, 2005 and 2004, respectively, and ($0.3) million and ($6.9) million for the nine months ended March 31, 2005 and 2004, respectively.  At March 31, 2005, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $101.9 million and $62.4 million in notional amounts of forward contracts not designated as accounting hedges at March 31, 2005 and June 30, 2004, respectively.  Net unrealized and realized exchange gains (losses) recognized in earnings were less than $1 million for the three and nine months ended March 31, 2005 and 2004.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 8).  In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15.  In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount.  At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate paid since the inception of the swap has averaged 2.39 percent, compared to a coupon of 4.25 percent on the Debt.  This arrangement reduced interest expense by $2.6 million and $3.1 million, for the three months ended March 31, 2005 and 2004, respectively, and $7.3 million and $9.3 million for the nine months ended March 31, 2005 and 2004, respectively.

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction and April 2004 Transaction were significantly offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  The market value of the Transaction was $0.9 million liability at March 31, 2005, and $13.1 million asset at June 30, 2004.  The market value of the April 2004 Transaction was $3.3 million and $1.3 million liability at March 31, 2005 and June 30, 2004, respectively.

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

In support of the Company’s obligation under the two transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $7.5 million plus a collateral requirement for the Transaction and the April 2004 Transaction, as determined periodically.  At March 31, 2005, $12.0 million in letters of credit were outstanding related to both transactions.

The Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133.  To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the two transactions and the Debt.  The fair values of the Transaction, the April 2004 Transaction and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices.  For the three and nine months ended March 31, 2005 and 2004, the hedges were highly effective and therefore, the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at March 31, 2005 and June 30, 2004, was $0.5 million and $0.9 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of $0.2 million and ($0.6) million for the three months ended March 31, 2005 and 2004, respectively, and ($0.4) million and ($0.4) million for the nine months ended March 31, 2005 and 2004, respectively, were charged to interest expense.

5.         Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at March 31, 2005 and June 30, 2004 were comprised of the following (in thousands):

	March 31,	June 30,
	2005	2004
Raw materials	$39,231	$30,906
Work-in-process	77,011	69,702
Finished goods	55,506	59,300
Total inventories	$171,748	$159,908

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

At March 31, 2005 and June 30, 2004, goodwill and acquisition-related intangible assets were comprised of the following (in thousands):

		March 31, 2005		June 30, 2004
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill		$156,643	$—	$139,919	$—

Acquisition-related intangible assets:
Completed technology	4 – 12	$37,323	$(11,400)	$24,293	$(8,831)
Distribution rights and customer lists	5 – 12	15,667	(6,852)	15,454	(5,681)
Intellectual property and other	5 – 12	7,313	(4,879)	7,313	(3,943)
Total acquisition-related intangible assets		$60,303	$(23,131)	$47,060	$(18,455)

The changes in the carrying amount of goodwill for the periods ended March 31, 2005 and June 30, 2004 are as follows (in thousands):

Total
Balance, June 30, 2003	$136,818
New acquisition	266
Foreign exchange impact	2,835
Balance, June 30, 2004	139,919
New acquisitions	13,345
Foreign exchange impact	3,379
Balance, March 31, 2005	$156,643

As of March 31, 2005, estimated amortization expense of acquisition-related intangible assets for the next five years are as follows (in thousands): remainder of fiscal 2005: $1,263; fiscal 2006: $4,239; fiscal 2007: $2,899; fiscal 2008: $2,527; fiscal 2009: $2,489; fiscal 2010: $2,489.

7.         Other accrued expenses

Other accrued expenses at March 31, 2005 and June 30, 2004 were comprised of the following (in thousands):

	March 31,	June 30,
	2005	2004
Accrued taxes	$62,286	$36,934
Short-term severance liability	6,848	11,784
Other accrued expenses	35,571	32,504
Total accrued expenses	$104,705	$81,222

8.         Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at March 31, 2005 and June 30, 2004 is as follows (in thousands):

	March 31,	June 30,
	2005	2004
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($3,592) and $9,173 at March 31, 2005 and June 30, 2004, respectively)	$546,408	$559,173
Other loans and capitalized lease obligations	1,699	1,120
Debt, including current portion of long-term debt ($224 and $274 at March 31, 2005 and June 30, 2004, respectively)	548,107	560,293
Credit facility and other foreign revolving bank loans at rates from 1.38% to 2.14%	19,248	18,866
Total debt	$567,355	$579,159

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

In November 2003, the Company entered into a three-year syndicated multi-currency revolving credit facility led by BNP Paribas (the “Facility”).  The Facility expires in November 2006 and provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit.  The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the Facility is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the Facility at March 31, 2005.  The Facility also contains certain financial and other covenants, with which the Company was in compliance at March 31, 2005.  The Company pledged as collateral shares of certain of its subsidiaries.  At March 31, 2005, under the Facility, the Company had $18.3 million borrowings and $16.4 million letters of credit outstanding.  At June 30, 2004, under the Facility, the Company had $17.2 million borrowings and $14.4 million in letters of credit outstanding.  Of the letters of credit outstanding, $12.0 million were related to the interest rate swap transactions (see Note 4) at March 31, 2005 and June 30, 2004.

At March 31, 2005, the Company had $167.2 million in total revolving lines of credit, of which $35.6 million had been utilized, consisting of $16.4 million in letters of credit and $19.2 million under the Facility and other foreign revolving bank loans, which are included in the table above.

9.         Impairment of Assets, Restructuring and Severance

During the fiscal 2003 second quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions, de-emphasize its commodity business and accelerate the Company’s move to proprietary products.  Proprietary products refer to the Company’s Analog ICs, Advanced Circuit Devices and Power Systems, which includes those products that are value-added or are provided under reduced competition due to their technological content or the Company’s customer relationship.  The Company periodically reviews products to determine their classification as proprietary products.  The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  The Company also planned to lower overhead costs across its support organizations.  The Company has substantially completed these restructuring activities as of March 31, 2005.  The Company expects to complete the remaining activities, primarily the move of a fabrication line from El Segundo, California to the Newport, Wales facility and the transition of certain assembly of a government and space products from Leominster, Massachusetts to Tijuana, Mexico, by calendar year-end 2005.

Total charges associated with the December 2002 initiatives are expected to be approximately $261 million. These charges will consist of approximately $210 million for asset impairment, plant closure and other charges, $6 million for raw material and work-in-process inventory, and $45 million for severance-related costs.

For the three months ended March 31, 2005, the Company recorded $8.1 million in total restructuring-related charges, consisting of: $6.3 million for plant closure and relocation costs and other impaired assets charges, and $1.8 million for severance costs.  For the three months ended March 31, 2004, the Company recorded $9.9 million in total charges: $3.2 million in relocation and other asset impairment charges and $6.7 million in severance-related costs.

For the nine months ended March 31, 2005, the Company recorded $21.6 million in total restructuring-related charges, consisting of: $16.8 million for plant closure and relocation costs and other impaired assets charges, and $4.8 million for severance costs.  For the nine months ended March 31, 2004, the Company recorded $24.0 million in total charges: $10.5 million in relocation and other asset impairment charges and $13.5 million in severance-related costs.  Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.

As of March 31, 2005, the Company had recorded $249.0 million in total restructuring-related charges, consisting of: $201.6 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $41.4 million for severance-related costs.  Components of the $201.6 million asset impairment, plant closure and other charges included the following items:

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

•    The Company restructured its manufacturing activities in Europe.  Based on a review of its Swansea, Wales facility, a general-purpose module facility, the Company determined this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, the Company has substantially completed the move of its manufacturing activities from its automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities as of March 31, 2005. The Company has also moved the production from its Venaria, Italy facility to its Borgaro, Italy and Mumbai, India facilities, which was completed as of December 31, 2003. The Company stopped manufacturing products at its Oxted, England facility as of September 30, 2003, and the remaining inventory was transferred to the Tijuana, Mexico assembly facility.

•      The Company has eliminated the manufacturing of its non-space military products in its Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle the Company’s non-space qualified products previously manufactured in this facility. The Company is also transitioning certain assembly of government and space products from its Leominster, Massachusetts facility to its Tijuana, Mexico facility, and expects to complete this activity by fiscal year-end 2005.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•      $43.0 million in other miscellaneous items were charged, including $36.1 million in plant closure and relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million in December 2002.  The Company had disposed of none and $0.3 million of these inventories, for the three months ended March 31, 2005 and 2004, respectively, and $0.7 million and $0.3 million for the nine months ended March 31, 2005 and 2003, respectively, which did not materially impact gross margin.  As of March 31, 2005, the Company had disposed of $3.7 million of these inventories.

As of March 31, 2005, the Company has recorded $41.4 million in total severance-related charges:  $36.2 million in severance termination costs related to approximately 1,100 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England.  The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

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

The following summarizes the Company’s severance accrual related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended March 31, 2005 and June 30, 2004.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	4,804	—	4,804
Costs paid	(248)	(5,531)	(3,450)	(9,229)
Foreign exchange impact	—	620	(17)	603
Accrued severance, March 31, 2005	$449	$7,073	$2,600	$10,122

10.       Geographical Information

The Company operates in one business segment.  Revenues from unaffiliated customers are based on the location in which the sale originated.  The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.  Geographic information for March 31, 2005 and 2004, and June 30, 2004, is presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

North America	$94,873	$77,734	$276,749	$226,080
Asia	119,280	122,928	392,234	330,966
Europe	57,205	63,989	192,604	173,823
Total product revenues	271,358	264,651	861,587	730,869
Unallocated royalties	10,513	10,760	31,069	30,985
Total revenues	$281,871	$275,411	$892,656	$761,854

	March 31, 2005	June 30, 2004
Long-Lived Assets
North America	$355,125	$358,243
Asia	22,996	17,728
Europe	215,634	168,880
Total	$593,755	$544,851

No customer accounted for more than 10 percent of the Company’s consolidated net revenues for the three and nine months ended March 31, 2005 and 2004, or more than 10 percent of the Company’s accounts receivable at March 31, 2005 and June 30, 2004.

11.       Stock-Based Compensation

The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the intrinsic value method, the Company does not recognize a compensation expense for stock options granted with an exercise price equaled to the fair market value on the grant date.  Had the Company recorded compensation expense using the Black-Scholes option-pricing model under the fair value based method described in SFAS No. 123, “Accounting for Stock-Based Compensation”, net income and net income per common share–basic and diluted would approximate the following (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net income, as reported	$35,673	$26,745	$112,767	$60,363
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(12,343)	(12,816)	(38,382)	(36,226)
Pro forma net income	$23,330	$13,929	$74,385	$24,137

Net income per common share-basic, as reported	$0.53	$0.41	$1.68	$0.93
Net income per common share-basic, pro forma	$0.34	$0.21	$1.11	$0.37

Net income per common share-diluted, as reported	$0.48	$0.39	$1.55	$0.89
Net income per common share-diluted, pro forma	$0.32	$0.20	$1.05	$0.37

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.  SFAS No. 123 does not apply to awards prior to 1996.

In April 2005, the Company accelerated the vesting of all outstanding unvested equity-based compensation awards, including employee stock options and restricted stock units (“RSUs”). Unvested awards to purchase 6.9 million shares, 1.2 million held by officers and directors, became exercisable as a result of the vesting acceleration.  The intrinsic value of the options and RSUs on the acceleration date was $41.4 million, of which $5.1 million were related to awards held by officers and directors. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, primarily as a result of FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which becomes effective for the Company in July 2005. Compensation expense that would have been recorded absent the accelerated vesting, was approximately $108 million of which approximately $60 million would have been in fiscal year 2006.

The Company expects a non-cash compensation charge as a result of the accelerated vesting of approximately $6 million in the June 2005 quarter, of which $4 million is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and $2 million is related to the amortization of outstanding RSUs, including $0.3 million for the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date.  In determining the forfeiture rates of the stock options, the Company reviewed the unvested options’ original life, time remaining to vest and whether these options were held by officers and directors of the Company.  The compensation charge will be adjusted in future period financial results as actual forfeitures are realized.

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

13.       Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699; 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699; 5,008,725 and/or 5,130,767.  In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages.  The Federal District Court subsequently trebled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million.  In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted the Company by the Federal District Court in Los Angeles of infringement by IXYS of the Company’s U.S. patents 4,959,699; 5,008,725 and 5,130,767. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit will also have the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in the Company’s favor regarding the validity and enforceability of the three Company patents. Upon remand, the Company continues to vigorously pursue its claims for damages and other relief based on IXYS’ infringement of the asserted patents, and trial on certain matters is set for later this year.

14.       Income Taxes

The Company’s effective tax provision was 25.8 percent and 24.2 percent for the three months ended March 31, 2005 and 2004, respectively, and 25.4 percent and 24.1 percent for the nine months ended March 31, 2005 and 2004, respectively, rather than the U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

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

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”) (“FAS No. 109-2”), which introduces a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer (repatriation provision), provided certain criteria are met.  The Company has not begun evaluating the impact of FSP No. 109-2, pending further clarification regarding certain key elements of the provision by the Congress or the Treasury Department.

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

15.       Related Party Transactions

As discussed in Note 3, the Company holds as strategic investment common stock of Nihon Inter Electronics Corporation (“Nihon”), a related party.  At March 31, 2005 and June 30, 2004, the Company owned approximately 17.5 percent of the outstanding shares of Nihon.  As previously reported, the Company’s Chief Financial Officer is the Chairman of the Board and a director of Nihon until June 28, 2005.  In addition, the general manager of the Company’s Japan subsidiary is a director of Nihon.  Although the Company has representation on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 3).

In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products.  The values of the licensing and manufacturing agreements are approximately $5.4 million and $2.0 million, respectively.  Revenues from these agreements were $0 and $0.8 million for the three months ended March 31, 2005 and 2004, respectively, and $0.2 million and $2.4 million for the nine months ended March 31, 2005 and 2004, respectively.

16.       Acquisition

In July 2004, the Company acquired the specialty silicon epitaxial services business from Advanced Technology Materials, Inc. (“ATMI”) for $39.5 million in cash, net of claim settlement as described below, in order to lower certain production costs and to gain certain key intellectual property for epitaxial silicon substrate manufacturing.  During the fiscal quarter ended December 31, 2004, the Company and ATMI settled the claim regarding certain processes transferred as part of the purchase transaction that failed to qualify in accordance with contract specifications, and $1.8 million was reimbursed to the Company.

The Company accounted for the acquisition under the purchase method of accounting.  The purchase price of $39.6 million was allocated as follows: $25.0 million for fixed assets, $0.8 million for inventory, $1.0 million for acquisition-related intangible assets, $0.3 million for other current assets and $12.5 million for goodwill.  The financial results of the acquisition have been included in the consolidated financial statements from the date of the acquisition.  The Company’s consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amount for the nine months ended March 31, 2005 and the three and nine months ended March 31, 2004, had the acquisition occurred at the beginning of those periods.

17.       Stock Options Exchange Program

In November 2004, at the annual meeting of the shareholders of International Rectifier Corporation, the Company’s shareholders approved the Company’s offer to exchange certain outstanding employee stock options for new options (the “Exchange Offer”), which would have presented eligible employees with the opportunity to exchange outstanding options with an exercise price equal to or greater than $40.00 per share for new options that would be granted at least six months and one day after the cancellation of the exchanged options.  Since the Company’s annual meeting in November 2004, the average closing share price of the Company’s stock has been about $43, approximately 20 percent higher than the average closing price over the month prior to the annual meeting.  The Company has determined that the Exchange Offer would not be effective under these market conditions, and has decided not to proceed with the Exchange Offer.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-Q.  Except for historic information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions.  Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Our strategy continues to be to transform the Company from a commodity component orientation to a proprietary product focus.  Over the past eight quarters, we have increased our proprietary product mix from about 57 percent of revenues to about 70 percent.  For the three months ended March 31, 2005, our proprietary product revenues increased by approximately 19 percent compared to a year ago.  Our gross margin in the current quarter ended March 31, 2005, was 44.4 percent compared to 39.6 percent four quarters ago and 33.5 percent eight quarters ago.  Our proprietary products refer to our Analog ICs, Advanced Circuit Devices and Power Systems. We include in our reference to proprietary products, those products that are value-added or are provided under reduced competition due to their technological content or our customer relationship.  We periodically review products to determine their classification as proprietary products.

Revenues increased by 2.3 percent and 17.2 percent for the three and nine months ended March 31, 2005, respectively, compared to the prior-year three and nine months ended March 31, 2004, reflecting continued success of our proprietary products and further improvements in the semiconductor industry.  We continue to grow our proprietary product business for energy-conserving applications.  We saw a significant increase in the demand for our power management products that are used in energy-conserving appliances and lighting systems, which represented more than half of the revenues into the consumer sector for the nine months ended March 31, 2005.  During this period, sales of our products to original equipment manufacturers (“OEMs”) that are used in energy-conserving appliances and lighting increased by 58 percent compared to the prior-year nine months ended March 31, 2004.  As governments and consumers demand greater energy conservation, especially if high oil prices persist, we believe there may be significant growth in this business.

Sales levels in the semiconductor industry are higher than they were a year ago, but overall economic conditions remain somewhat uncertain and difficult to predict.  We continue to implement initiatives which are consistent with our proprietary product focus to increase our gross margin, while lowering manufacturing costs.  During the fiscal 2004 second quarter ended December 31, 2003, we announced the divestiture or discontinuation of certain commodity products representing approximately $100 million of annual revenues.  Under this plan, we have discontinued approximately $56 million of annual revenues and expect to divest approximately $44 million of annual revenues by selling our Hi-Power product group, for which we are in serious discussions with several qualified interested buyers.

In January 2005, we announced our plans to discontinue or divest over the next six quarters an additional $150 million in annual revenues that are not consistent with our business objectives to expand our proprietary product portfolio and target gross margin of greater than 50 percent by the end of this time period. In achieving this goal, we are targeting approximately $50 million in revenues from discontinuing products or deciding not to pursue certain revenue generating business opportunities, with the remaining approximately $100 million in targeted revenues arising from structured divestiture. In reviewing the business opportunities, products or product groups to be discontinued or divested, we are considering any components, analog and mixed signal ICs, advanced circuit devices or power systems that are sold in our various end-market applications, including information technology, automotive, consumer, defense/aerospace and industrial sectors, that are no longer consistent with our business or gross margin objectives, whether on an interim or long term basis.  In the March quarter, we have discontinued products or decided not to pursue opportunities representing approximately $9 million in revenues for that quarter.

In the upcoming June 2005 quarter, we expect revenues to be consistent with the March 2005 quarter, plus or minus four percent.  We also expect our gross margin to be consistent with the March 2005 quarter, plus or minus one percent.

We have substantially completed our restructuring initiatives previously announced in the December 2002 quarter, to consolidate and capitalize on lower cost manufacturing facilities and close several older facilities and legacy operations.  We expect to complete the remaining activities, primarily the move of a fabrication line from El Segundo, California to the Newport, Wales facility and the transition of certain assembly of our high-reliability products from Leominster, Massachusetts to Tijuana, Mexico, by calendar year-end 2005.  Total charges associated with the December 2002 restructuring plan are expected to be approximately $261 million.  These charges are expected to consist of approximately $210 million for asset impairment, plant closure costs and other charges, $6 million for raw material and work-in-process inventory charges, and $45 million for severance-related charges.  As of March 31, 2005, we have achieved over $73 million in annualized savings from the restructuring activities, with more than 70 percent of the savings affecting cost of goods sold.

Our research and development program focuses on our proprietary products and the advancement and diversification of certain of our power MOSFET (metal oxide semiconductor field effect transistor) and IGBT (insulated gate bipolar transistors) product lines.  We generated royalties primarily from the licensing of our power MOSFET technologies or patents of $10.5 million and $10.8 million for the three months ended March 31, 2005 and 2004, respectively, and $31.1 million and $31.0 million for the nine months ended March 31, 2005 and 2004, respectively.  In the June 2005 quarter, we expect royalty revenues to be approximately $10 million, plus or minus $1 million.  Our licensed MOSFET patents expire between 2005 and 2010, with the broadest remaining in effect until 2007 and 2008.  For technologies other than our licensed MOSFET technologies, we are concentrating on incorporating our technologies into proprietary products and exploring licensing opportunities we believe meet our overall business strategies.

Our capital spending in the current period was primarily related to increasing wafer fabrication and component assembly capacity.  For the nine months ended March 31, 2005, $34.9 million of the $98.7 million in capital expenditures were related to our Newport, Wales facility.  We purchased the Newport facility at the bottom of the last market cycle in fiscal 2002, and are in the process of recommissioning a 200mm wafer fabrication line there.  This facility provides our most advanced and cost-effective manufacturing capabilities and offers us significant capacity to support our growth over the next several years.  For fiscal 2005, we target capital expenditures of around ten percent of revenues.

For the nine-months ended March 31, 2005, we generated $142.3 million cash from operations and ended the quarter at $852.4 million in total cash and cash investments.  Including our $131.6 million of unused credit facilities, we have $984.0 million in total liquidity.  This offers us the flexibility to take advantage of strategic opportunities as they arise and to invest in the future.  In July 2004, we completed the acquisition of the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc., for $39.6 million in cash, net of claim settlement.  This acquisition is expected to lower certain production costs and provide certain key intellectual property for epitaxial silicon substrate manufacturing.

Results of Operations for the Three and Nine Months Ended March 31, 2005 Compared with the Three and Nine Months Ended March 31, 2004

The following table summarizes our operating results as a percentage of revenues for the three and nine months ended March 31, 2005 and 2004 ($ in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2005		2004		2005		2004
Revenues	$281.9	100.0%	$275.4	100.0%	$892.7	100.0%	$761.9	100.0%
Cost of sales	156.6	55.6	166.2	60.4	504.6	56.5	473.7	62.2
Gross profit	125.3	44.4	109.2	39.6	388.1	43.5	288.2	37.8
Selling and administrative expense	40.7	14.4	43.0	15.6	128.0	14.3	117.7	15.4
Research and development expense	27.3	9.7	24.2	8.8	80.4	9.1	67.3	8.8
Amortization of acquisition-related intangible assets	1.5	0.5	1.4	0.5	4.4	0.5	4.2	0.6
Impairment of assets, restructuring and severance charges	8.1	2.9	9.9	3.6	21.6	2.4	24.0	3.2
Other (income) expense, net	0.2	0.0	(6.1)	(2.2)	0.8	0.1	(5.6)	(0.7)
Interest (income) expense, net	(0.6)	(0.2)	1.5	0.5	1.7	0.2	1.1	0.1
Income before income taxes	48.1	17.1	35.3	12.8	151.2	16.9	79.5	10.4
Provision for income taxes	12.4	4.4	8.6	3.1	38.4	4.3	19.1	2.5

Net income	$35.7	12.7%	$26.7	9.7%	$112.8	12.6%	$60.4	7.9%

Revenues

Revenues increased by 2.3 percent and 17.2 percent for the three and nine months ended March 31, 2005, respectively, compared to the prior-year three and nine months ended March 31, 2004, reflecting continued success of our proprietary products and current market conditions.  Revenues from our proprietary products increased by 18.9 percent and 35.6 percent for the three and nine months ended March 31, 2005, respectively, compared to the comparable prior-year periods.  These revenues comprised 70 percent of product revenues for the quarter ended March 31, 2005, compared to 61 percent in the prior-year quarter.  Royalties contributed $10.5 million and $10.8 million for the three months ended March 31, 2005 and 2004, respectively, and $31.1 million and $31.0 million for the nine months ended March 31, 2005 and 2004, respectively.

Revenues from sales to distributors and OEMs by end-market applications, as a percentage of total product revenues, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Information technology	33%	30%	33%	31%
Automotive	13	15	13	15
Consumer	13	12	12	11
Defense/aerospace	9	9	8	8
Industrial	4	4	5	5
Total OEM revenues	72	70	71	70
Distributors	28	30	29	30
Total product revenues	100%	100%	100%	100%

Revenues from the information technology sector grew 11 percent and 29 percent for the three and nine months ended March 31, 2005, respectively, compared to the prior-year periods.  The increase reflected greater content and market share of our proprietary products for the latest desktops, notebooks and servers, and a general upturn in the information technology market.

Revenues from the automotive sector decreased 14 percent and increased two percent for the three and nine months ended March 31, 2005, respectively, compared to the prior-year periods, reflecting reduced consumer spending.

Revenues from the consumer sector grew 12 percent and 23 percent for the three and nine months ended March 31, 2005, respectively, compared to the prior-year periods, reflecting growth of our power management products used in energy-conserving appliances and lighting systems.

Revenues from the defense/aerospace sector increased 17 percent and 16 percent for the three and nine months ended March 31, 2005, respectively, compared to the prior-year periods, primarily as a result of increase in market share and new programs including advanced aircraft, global positioning satellites and smart weaponry.

Revenues from the industrial sector decreased six percent reflecting current demand in the construction and housing markets in the quarter ended March 31, 2005 compared to the prior-year quarter.  Revenues from the industrial sector for the nine-months ended March 31, 2005, increased 17 percent reflecting growth in capital and welding equipment sales as a result of strong construction and housing markets compared to the prior-year period.

Our sales to distributors decreased four percent for the three months ended March 31, 2005, and increased 14 percent for the nine months ended March 31, 2005, compared to the prior-year periods. Our distributors’ sales to the end customers increased by four percent and 19 percent for the three and nine months ended March 31, 2005, respectively, compared to the prior-year periods.

Geographic sales based on the location in which the sale originated, as a percentage of total revenues, for the three and nine months ended March 31, 2005 and 2004, are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

North America	34%	28%	31%	30%
Asia	42	45	44	43
Europe	20	23	22	23
Total product revenues	96	96	97	96
Unallocated royalties	4	4	3	4
Total revenues	100%	100%	100%	100%

Gross Profit Margin

The gross profit margin was 44.4 percent in the three months ended March 31, 2005, compared to 39.6 percent in the three months ended March 31, 2004, and 43.5 percent in the nine months ended March 31, 2005, compared to 37.8 percent in the nine months ended March 31, 2004.  The improvement reflected the higher margin mix of proprietary products and manufacturing cost savings.

Selling and Administrative Expenses

The selling and administrative expense as a percentage of revenues declined to 14.4 percent for the three months ended March 31, 2005, from 15.6 percent for the three months ended March 31, 2004, and to 14.3 percent for the nine months ended March 31, 2005, from 15.4 percent for the nine months ended March 31, 2003.  The decline primarily reflected a higher revenue base in the current year compared to the prior year and our cost containment efforts.  The absolute selling and administrative expense decreased to $40.7 million from $43.0 million for the three months ended March 31, 2005 and 2004, respectively, and increased to $128.0 million from $117.7 million for the nine months ended March 31, 2005 and 2004, respectively, reflecting sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expenses

The research and development expenditures were $27.3 million (9.7 percent of revenues) and $24.2 million (8.8 percent of revenues) for the three months ended March 31, 2005 and 2004, respectively, and $80.4 million (9.1 percent of revenues) and $67.3 million (8.8 percent of revenues) for the nine months ended March 31, 2005 and 2004, respectively, reflecting our ongoing research and development focus on proprietary products.

Impairment of Assets, Restructuring and Severance

During the fiscal 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition the Company to better fit the market conditions, de-emphasize the commodity business and accelerate the move to what we categorize as our proprietary products.  Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  We also planned to lower overhead costs across our support organizations.  We have substantially completed these restructuring activities as of March 31, 2005.  We expect to complete the remaining activities, primarily the move of a fabrication line from El Segundo, California to the Newport, Wales facility and the transition of certain assembly of our government and space products from Leominster, Massachusetts to Tijuana, Mexico by calendar year-end 2005.

Total charges associated with the plan are expected to be approximately $261 million. These charges will consist of approximately $210 million for asset impairment, plant closure costs and other charges, $6 million for raw material and work-in-process inventory, and $45 million for severance-related charges.  Of the $261 million in total charges, cash charges are expected to be approximately $81 million. As of March 31, 2005, we have achieved over $73 million in annualized savings from the restructuring activities, with more than 70 percent of that savings affecting cost of goods sold.

For the three months ended March 31, 2005, we recorded $8.1 million in total restructuring-related charges, consisting of: $6.3 million for plant closure and relocation costs and other impaired assets charges, and $1.8 million for severance costs.  For the three months ended March 31, 2004, we recorded $9.9 million in total charges: $3.2 million in relocation and other asset impairment charges and $6.7 million in severance-related costs.

For the nine months ended March 31, 2005, we recorded $21.6 million in total restructuring-related charges, consisting of: $16.8 million plant closure costs and other charges and $4.8 million in severance costs.  For the nine months ended March 31, 2004, we recorded $24.0 million in total charges: $10.5 million in relocation and other asset impairment charges and $13.5 million in severance-related costs.  Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.

As of March 31, 2005, we had recorded $249.0 million in total restructuring-related charges, consisting of: $201.6 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $41.4 million for severance-related costs.  Components of the $201.6 million asset impairment, plant closure and other charges included the following items:

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

•      We have restructured our manufacturing activities in Europe.  Based on a review of our Swansea, Wales facility, a general-purpose module facility, we determined this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, we have substantially completed the move of our manufacturing activities from our automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities as of March 31, 2005.  We have also moved the production from our Venaria, Italy facility to our Borgaro, Italy and Mumbai, India facilities, which was completed as of March 31, 2004. We stopped manufacturing products at our Oxted, England facility as of September 30, 2003, and the remaining inventory was transferred to the Tijuana, Mexico assembly facility.

•      We have eliminated the manufacturing of our non-space military products in our Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle our non-space qualified products previously manufactured in this facility. We are also transitioning certain assembly of government and space products from our Leominster, Massachusetts facility to our Tijuana, Mexico facility, and expect to complete this activity by fiscal year-end 2005.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•      $43.0 million in other miscellaneous items were charged, including $36.1 million in plant closure and relocation costs and other impaired asset charges and $6.9 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million in December 2002.  We had disposed of none and

$0.3 million of these inventories for the three months ended March 31, 2005 and 2004, respectively, and $0.7 million and $0.3 million of these inventories for the nine months ended March 31, 2005 and 2004, respectively, which did not materially impact gross margin.  As of March 31, 2005, we had disposed of $3.7 million of these inventories.

Our restructuring activities are expected to result in total severance charges of $45 million through calendar year-end 2005.  Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount

El Segundo, California	Close manufacturing facility	$7 million
Santa Clara, California and Leominster, Massachusetts	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	4 million
Venaria, Italy	Move manufacturing to India and discontinue certain products	10 million
Company-wide	Realign business processes	20 million

Total		$45 million

To date, of the $45 million noted above, we have recorded $41.4 million in severance-related charges: $36.2 million in severance termination costs related to approximately 1,100 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England.  The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

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

The following summarizes our severance accrued related to the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended March 31, 2005 and June 30, 2004.  Severance activity related to the elimination of 29 administrative and operating personnel during the June 2001 restructuring is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612

Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	4,804	—	4,804
Costs paid	(248)	(5,531)	(3,450)	(9,229)
Foreign exchange impact	—	620	(17)	603

Accrued severance, March 31, 2005	$449	$7,073	$2,600	$10,122

Interest (Income) Expense, Net

Interest income was $4.4 million and $3.3 million for the three months ended March 31, 2005 and 2004, respectively, and $11.6 million and $11.3 million for the nine months ended March 31, 2005 and 2004, respectively, reflecting higher interest yield in the current period.

Interest expense was $3.8 million and $4.8 million for the three months ended March 31, 2005 and 2004, respectively, primarily reflecting mark-to-market adjustments on our interest rate swap (see Note 4, “Derivative Financial Instruments”).  Interest expense was $13.3 million and $12.4 million for the nine months ended March 31, 2005 and 2004, respectively, primarily reflecting higher interest incurred on our convertible debt (see Note 8, “Bank Loans and Long-Term Debt”).

Income Taxes

Our effective tax provision was 25.8 percent and 24.2 percent for the three months ended March 31, 2005 and 2004, respectively, and 25.4 percent and 24.1 percent for the nine months ended March 31, 2005 and 2004, respectively, rather than the U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

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

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalent balances of $312.0 million and cash investments in marketable debt securities of $540.4 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $131.6 million, totaled $984.0 million.  Our investment portfolio consists of available-for-sale fixed-income, principally investment-grade securities.

For the nine months ended March 31, 2005, cash provided by operating activities was $142.3 million compared to $83.2 million in the comparable prior-year period.  Depreciation and amortization adjusted cash flows from operations by $56.2 million.  Other non-cash items adjusted cash flows from operations by ($4.9) million.  Changes in operating assets and liabilities decreased cash by $21.9 million during the nine months ended March 31, 2005.  The increase in working capital primarily reflected the timing of accounts and other receivable collections and salaries and wages expense payments, partially offset by higher accrued taxes balance reflecting the timing of tax payments.

For the nine months ended March 31, 2005, cash used in investing activities was $206.3 million.  We purchased $375.9 million and sold $332.1 million of cash investments.  Certain prior year’s amounts have been reclassified to conform to the current year presentation.  Auction rate securities are currently classified as available-for-sale securities and reported as short-term cash investments instead of cash and cash equivalents for all periods presented.  The auction rate securities were $0 and $100.6 million at March 31, 2005 and June 30, 2004, respectively.  We invested $98.7 million in capital expenditures primarily related to increasing wafer fabrication and component assembly capacity.  For the nine month ended March 31, 2005, $34.9 million of the $98.7 million in capital expenditures were related to our Newport, Wales facility.  We purchased the Newport facility at the bottom of the last market cycle in fiscal 2002, and are in the process of recommissioning a 200mm wafer fabrication line there.  This facility provides our most advanced and cost-effective manufacturing capabilities and offers us significant capacity to support our growth over the next several years.  We acquired the specialty silicon epitaxial services assets from Advanced Technology Materials, Inc. (“ATMI”) for $39.6 million in cash, net of the claim settled on certain processes determined to not qualify in accordance with contract specifications. We acquired certain other technologies for $11.5 million.  At March 31, 2005, we had made purchase commitments for capital expenditures of approximately $28.5 million.  We are in serious discussions to sell our Hi-Power unit.  We do not expect the ultimate sale to have a material impact on our liquidity.

Financing activities for the nine months ended March 31, 2005, generated $34.5 million as a result of proceeds from stock issued from options exercised and employee stock participation plan.  In April 2005, we accelerated the vesting of all outstanding unvested equity-based compensation awards.  We assume that there will be a significant rise in award activities to result in increased cash in flow and shares outstanding in the June 2005 quarter.

As of March 31, 2005, we had revolving, equipment and foreign credit facilities of $167.2 million, against which $35.6 million had been used.  As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically.  At March 31, 2005, $12.0 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have remained $12.0 million.

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

Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligations” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 refers to an entity’s legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. If an entity can reasonably estimate a liability for the fair value of a conditional asset retirement obligation, the entity is required to recognize the fair value of the liability when incurred. A company normally incurs this liability upon acquisition, construction, or development of the asset at issue. FIN 47 is effective for fiscal years ending after December 15, 2005.  We do not believe FIN 47 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method.  In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 15, 2005. SFAS No. 123R will be effective for us beginning in the September 2005 quarter of fiscal year 2006. We believe the adoption of SFAS No. 123R may have a material adverse impact on our consolidated financial position and results of operations for future employee stock options granted.  We are currently evaluating our stock-based employee compensation programs and alternative valuation methods to determine the extent of the impact.  SFAS No. 123R will not have an impact on our options outstanding as of April 18, 2005 as we have accelerated the vesting of these awards.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) “Share-Based Payment”, which expresses views of the Staff regarding the interaction between SFAS No. 123R (“SFAS No. 123R”) Share-Based Payment and certain SEC rules and regulations.  SAB No. 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We will evaluate the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004”) (“FAS No. 109-1”).  The AJCA introduces a special nine percent tax deduction on qualified production activities.  FSP No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”, rather than as a tax rate reduction.  We are still assessing the potential impact of this new legislation based on the fact that additional guidance is still being issued.  We currently do not believe the adoption of FAS 109-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”) (“FAS No. 109-2”), which introduces a limited time

85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer (repatriation provision), provided certain criteria are met.  We have not begun evaluating the impact of FSP No. 109-2, pending further clarification regarding certain key elements of the provision by Congress or the Treasury Department.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.  We believe that at March 31, 2005, there has been no material change to this information.

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

The semiconductor industry is highly cyclical and the value of our business may decline during the down portion of these cycles.  We have experienced these conditions in our business in the recent past and we cannot predict when we may experience such downturns in the future.  Future downturns in the semiconductor industry, or any failure of the industry to recover fully from its recent downturns could seriously impact our revenues and harm our business, financial condition and results of operations. Although markets for our semiconductors appear to be stable, we cannot assure you that they will continue to be stable or that our markets will not experience renewed, possibly more severe and prolonged, downturns in the future.

In addition, we may experience significant changes in our profitability as a result of variations in sales, seasonality, changes in product mix, price competition for orders and the costs associated with the introduction of new products and start-up of new facilities. The markets for our products depend on continued demand in the communications, consumer electronics, information technology, automotive, industrial and defense/aerospace markets, and these end markets may experience changes in demand that could adversely affect our operating results and financial condition.

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

Our future financial performance and success are largely dependent on our ability to implement our business strategy successfully of transforming our business to one led by our proprietary products and succeeding on our plans to restructure our company. We cannot assure you that we will continue to successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations.

The failure to execute on our plans to divest or discontinue, over the next six quarters, up to $250 million of annual revenues that are not consistent with our business objectives, and replace those revenues with higher-margin product sales could adversely affect our operating results.

During the fiscal 2004 second quarter ended December 31, 2003, we announced the divestiture or discontinuation of certain of our commodity products representing approximately $100 million of annual revenues.  We have discontinued approximately $56 million annual revenues and expect to divest approximately $44 million of annual revenues by selling our Hi-Power product group.  In addition to this $100 million in annual revenues, in January 2005, we announced our plans to divest or discontinue over the next six quarters, an additional $150 million in annual revenues (whether through product discontinuation divestiture, business opportunity rejection, or otherwise) that are not consistent with our business objectives or margin targets.  Our plan is to replace the divested or discontinued revenues with higher-margin product sales and target gross margin of greater 50 percent by the end of the next six quarters.  We cannot assure you that we will complete our plans or achieve our target gross margin within this period or at all.  The activities involved with the divestiture and discontinuation of product sales could involve changes to various aspects of our business which could adversely affect our profitability to an extent we have not anticipated.  Even if we fully execute and implement our plans, there may be unforeseen factors that could adversely impact our operating results.

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

In addition, certain of our operations and products are subject to restrictions or licensing under U.S. export laws.  If such laws or the implementation of these restrictions change, or if in the course of operating under such laws we become subject to claims, we cannot assure you that such factors would not have a material adverse effect on our financial condition and operating results.

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

We are currently recommissioning the Newport, Wales facility.  We are also transferring manufacturing from our Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities, and transferring assembly of certain high-reliability products from our Santa Clara, California and Leominster, Massachussett facilities to our Tijuana, Mexico facility.  Delays or technical problems in the recommissioning of the Newport, Wales facility and completing the various transfers could lead to increased costs, reduced yields, delays in product deliveries, order cancellations and/or lost revenue.

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

Our investments in certain securities expose us to market risks.

We invest excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and governmental securities. We also hold as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation. The value of certain of these investments is subject to market fluctuations, which, if adverse, could have a material adverse effect on our operating results and financial condition.

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

Adoption of SFAS No. 123R, “Share-Based Payment”, may have a material adverse impact on our results of operations.

We provide equity-based compensation including employee stock options under our employee compensation programs.  Under SFAS No. 123R that becomes effective for us beginning in fiscal July 2005, we will be required to expense certain equity-based awards over their vesting periods.  Although there will be no impact on our equity-based awards outstanding as of April 18, 2005, whose vesting was accelerated on April 18, 2005, the expense associated with awards granted after that date may have a material adverse impact on our results of operations depending on the number of unvested awards granted or outstanding at the time of SFAS No. 123R adoption.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

We are scheduled to complete compliance with Section 404 of the Sarbanes-Oxley Act of 2002 based on the close of our 2005 fiscal year at the end of June 2005.  Although we do not foresee material delay or weakness, if there are any delays in or exceptions to the confirmation by us or our independent registered public accounting firm of our assessment of our internal control over financial reporting under Section 404, we could experience an adverse cost and market impact.

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

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At March 31, 2005, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had a favorable impact of approximately $0.2 million on net interest income/expense for the current quarter since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.4 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.2) million, on net interest income/expense.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”) (see Notes 4, “Derivative Financial Instruments,” and 8, “Bank Loans and Long-Term Debt”).  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  In April 2004, we entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The variable interest rate we have paid since the inception of the swap has averaged 2.39 percent, compared to a coupon of 4.25 percent on the Debt.  This arrangement reduced interest expense by $2.6 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively, and $7.3 million and $9.3 million for the nine months ended March 31, 2005 and 2004, respectively.

As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically.  At March 31, 2005, $12.0 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter, our letter of credit commitment would have remained $12.0 million.

Accounted for as fair value hedges under SFAS No. 133, the mark-to-market adjustments of the Transaction and the April 2004 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we used a regression analysis.  To evaluate the relationship of the fair value of the two transactions and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discounted the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt was considered in assessing the effectiveness of the hedging relationship.  For those years that were projected to include at least a portion of redemption of the convertible debentures, we employed a valuation model known as a Monte Carlo simulation.  This simulation allowed us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponded to the Debt’s expected maturity date.  The market value of the Transaction was $0.9 million liability at March 31, 2005, and $13.1 million asset at June 30, 2004.  The market value of the April 2004 Transaction was $3.3 million and $1.3 million liability at March 31, 2005 and June 30, 2004, respectively.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at March 31, 2005 and June 30, 2004, was $0.5 million and $0.9 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of $0.2 million and ($0.6) million, for the three months ended March 31, 2005 and 2004, respectively, and ($0.4) million and ($0.4) million for the nine months ended March 31, 2005 and 2004, respectively, were charged to interest expense.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have significant Yen-based revenues without Yen-based manufacturing costs.  We have established a foreign currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such a change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the three and Nine months ended March 31, 2005 and 2004.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion Yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At March 31, 2005, four quarterly payments of 1.2 billion Yen remained to be swapped at a forward exchange rate of 109.32 Yen per U.S. dollar.  The market value of the forward contract was a liability of $1.8 million and $2.2 million at March 31, 2005 and June 30, 2004, respectively.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $1.8 million and ($0.7) million for the three months ended March 31, 2005 and 2004, respectively, and ($0.3) million and ($6.9) million for the nine months ended March 31, 2005 and 2004, respectively.  At March 31, 2005, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $101.9 million and $62.4 million in notional amounts of forward contracts not designated as accounting hedges at March 31, 2005 and June 30, 2004, respectively.  Net unrealized and realized exchange gains (losses) recognized in earnings were less than $1 million for the three and nine months ended March 31, 2005 and 2004.

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

(b)   Changes in internal controls

There was no significant change in our internal controls during the quarter ended March 31, 2005, that has materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

INTERNATIONAL RECTIFIER CORPORATION

Registrant

May 13, 2005	/s/ MICHAEL P. MCGEE

Michael P. McGee

Executive Vice President,
Chief Financial Officer
(Duly authorized officer and principal financial accounting officer)