Form 10-K
period 2005-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2005-09-16
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 1-7935

INTERNATIONAL RECTIFIER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-1528961
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes  ☑    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      No  ☑

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates as of the last day of the registrant’s most recently completed second fiscal quarter was $2,868,354,140 (computed using the closing price of a share of Common Stock on December 31, 2004, reported by New York Stock Exchange).

There were 70,683,479 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding on September 8, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on November 21, 2005, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2005, are incorporated by reference in Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include comments regarding the intent, belief or current expectations of the company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results.” Unless required by law we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I

Item 1. Business

Introduction

We are a leading designer, manufacturer and marketer of power management products using power semiconductors. Power semiconductors process electricity into a form more usable by electrical products. Our products address the two core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end products, improving features and functionality, increasing fuel efficiency, and extending battery life.

We focus on the power management requirements of specific applications and bring our comprehensive portfolio of products and technologies to better satisfy the needs of that application. We concentrate on markets including computers, communications networking, consumer electronics, energy-saving appliances, lighting, satellites, launch vehicles, aircraft and automotive diesel injection, where our comprehensive portfolio of technologies enable better, more competitive end products.

According to iSuppli, a leading industry source for market information, the market for power management semiconductors in calendar year 2004 was approximately $21 billion, growing to approximately $24 billion in calendar year 2005. Our products address approximately $15 billion or over 70 percent of this market. We have seen signs of recovery in our industry from what we believe was an inventory correction during first half of calendar year 2005. However, overall economic conditions can be uncertain and difficult to predict.

We believe current demand for our products is driven largely by the following:

•       Information Technology demand for increased speed and functionality

•       Consumer and Industrial demand for energy-efficiency

•       Automotive demand for increased fuel economy

•       Aerospace and Defense demand for advanced power management technology

We divide our products among three general product categories: Power Management ICs and Advanced Circuit Devices, Power Components and Power Systems. As of fiscal year ended June 30, 2005, we report our results in six segments that generally reflect the products’ end-markets and our decision making for our company about allocating resources, including the focus of research and development activities, and in assessing performance. We also generate revenues by licensing our intellectual property to third parties. We summarize our six reporting segments into two groups, Focus Products and Non-Focus Products. Our Focus Product segments are Computing and Communications, Energy-Saving Products,

Aerospace and Defense, and Intellectual Property. Our Non-Focus Product segments are Commodity Products and Non-Aligned Products.

We achieved consolidated revenues of $1.17 billion for the fiscal year ended June 30, 2005, and increased our gross margin to 43.5 percent from 38.8 percent for the prior fiscal year ended. Revenues from our Focus Product segments increased to 73 percent of our consolidated revenues for the fiscal year ended June 30, 2005, from 69 percent for the prior fiscal year ended. Gross profit margin for our Focus Product segments during the same period grew to 50.6 percent from 46.5 percent for the prior fiscal year ended. In our Non-Focus Product segments, revenues decreased to 27 percent of our consolidated revenues for the fiscal year ended June 30, 2005, from 31 percent in the prior fiscal year ended, while gross profit margin during the same period increased to 24.1 percent from 21.7 percent for the prior fiscal year ended.

We market our products through direct sales staff, representatives and distributors. Our customers include original equipment manufacturers (“OEMs”), distributors and subcontract manufacturers. For our customers in our Focus Product segments, we primarily use direct sales staff and representatives. In line with this strategy, we have added a complement of field application engineers and technical sales support staff to better serve the customers’ needs. For customers in the Commodity Product segment, we primarily sell through distributors, taking advantage of cross-selling opportunities with our other product families. No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of our consolidated revenue for the fiscal year ended June 30, 2005.

We conduct research and development activities to improve the performance and cost effectiveness of our product offerings in target applications. Our research and development program focuses on Power Management ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET® power MOSFET and IGBT product lines within our Focus Product segments. Our program places increasing emphasis on the development of chipsets and system-level solutions that improve overall system performance and cost, and helps customers accelerate market introduction of their products. In the fiscal years ended June 30, 2005, 2004 and 2003, we spent $104.9 million, $92.2 million and $78.9 million, respectively, on research and development activities.

We fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, Mexico, the United Kingdom, Italy, India and China. We also use third-party foundries and assemblers that provide us with capacity flexibility. We have been ramping up our most advanced manufacturing facility in Newport, Wales (United Kingdom), acquired in fiscal 2002. We plan to utilize this fabrication capacity almost exclusively for our Focus Products, which offers us the much needed capacity over the next several years to support our growth.

We are also continuing with our plan to review products and product lines not aligned with our long-term objectives to increase our overall gross margins over 50 percent. As of fiscal year ended June 30, 2005, we have discontinued business opportunities of over $100 million in annualized revenues since the beginning of fiscal year 2004, across our various segments. Within our Non-Focus Products, specifically our Non-Aligned Product segment, we have targeted an additional $110 million for realignment, whether by changing the model for how we participate in the business, or by divestiture or other strategic transactions, such as joint venture or partnership. We plan to support our Non-Focus Products to the extent we believe appropriate, to manage, maintain or increase their value in line with our long-term goals for those segments. (Refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2005 Compared with Fiscal 2004” and Note 7 to Consolidated Financial Statements, “Segment and Geographic Information”, for further discussions about our business segments.)

Product Categories and Segments

We use our technology, comprehensive experience in power management, and low-cost manufacturing platforms to offer what we believe is one of the industry’s most advanced and competitive lines of power management products. Our products are divided among three general product categories. These products may be sold across one or more reportable segments:

•       Power Management Integrated Circuits and Advanced Circuit Devices.   Our Power Management Integrated Circuits, or Power Management ICs, are analog, mixed signal, and digital semiconductors that integrate logic and/or power management functions on the same chip to optimize system performance. Advanced Circuit Devices are chipsets, multi-chip modules and other advanced-performance devices that generally address power management requirements in demanding applications, and which we do not consider to be commodity in nature. Our Power Management ICs and Advanced Circuit Devices provide application-specific power management solutions for computers, servers and routers, consumer electronics, energy-saving appliances and other motor-control applications, aircraft and satellites, defense electronic systems, wireless and wireline communication devices and certain automotive applications.

•       Power Components.   Power Components are discrete devices used in general power management applications. These include metal oxide semiconductor field effect transistors (MOSFETs) and insulated gate bipolar transistors (IGBTs), regulators, rectifiers, diodes, thyristors and interfaces. Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to supply power in a form that can be formatted to the specific requirements of a circuit. Our Power Components are used in virtually all our end markets.

•       Power Systems.   Power Systems combine power semiconductors with other power management components in modules that improve power efficiency, provide a cost-effective alternative to custom analog designs and enable customers to introduce new products more quickly. We supply Power Systems as modules for automotive electronics (including electric fan control, electric power steering and integrated starter/alternator motors), other motor control applications (including industrial refrigeration and air conditioning), and commercial and military aircraft.

We report in six segments that generally reflect our products’ end-markets.   Our Chief Operating Decision Maker (“CODM”) for financial accounting purposes is our Chief Executive Officer who reviews the revenues and gross margin results for each of these segments in making decisions about allocating resources, including the focus of research and development activities, and assessing performance. We do not allocate assets, sales and marketing, information systems, finance and administrative costs to the operating segments, as these are not meaningful statistics to the CODM in making resource allocation decisions or in evaluating performance of the operating segments.

We further summarize our segments into two groups, Focus Products and Non-Focus Products, to reflect our strategic goals and the allocation of our critical resources.

Our Focus Product segments are:

•       Computing and Communications (“C&C”)—The Computing and Communication segment is comprised of our Power Management ICs, Advanced Circuit Devices, including iPowir™ multi-chip modules and DirectFET™ solutions, and Power Components (primarily HEXFET Power Components) that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles. Our C&C segment products are also used in digital television, liquid crystal displays (“LCDs”), portable handheld devices and cellular phones, and are primarily used for DC-DC converter type applications.

•       Energy-Saving Products (“ESP”)—The Energy-Saving Product segment is comprised of our Power Management ICs, Advanced Circuit Devices and Power Components (primarily HEXFET and IGBT Power Components) for variable speed motion control in energy-saving appliances (such as washing machines, refrigerators and air conditioners), industrial systems (such as fans, pumps and compressors), advanced lighting products (including fluorescent lamps, high intensity discharge (“HID”) lamps, cold cathode fluorescent (“CCFL”) tubes and light emitting diodes (“LED”) lighting), advanced automotive solutions (primarily diesel injection, electric-gasoline hybrid and electric power steering systems), and consumer applications (for example, plasma TVs and digital-audio units).

•       Aerospace and Defense (“A&D”)—The Aerospace and Defense segment is comprised of advanced power management solutions, such as radiation-hardened power management modules, radiation-hardened Power Components, and other high-reliability Power Components that address power management requirements in satellites, launch vehicles, aircrafts, ships, submarines and other defense and high-reliability applications.

•       Intellectual Property (“IP”)—The Intellectual Property segment reports our business of licensing our intellectual property to third parties. Our IP income has been and is largely dependent on the continued enforceability and validity of our licensed MOSFET patents, which will generally reach their maturity in a few years. Aside from our MOSFET technologies, our intellectual property strategy has been to use our intellectual property primarily for the design and development of value-added families of products. In our IP segment, we concentrate our efforts on the licensing of technologies or fields of use that have application beyond our product groups or which no longer align with our long-term business strategies for our product groups. We also target certain technologies for licensing that we believe help establish our product platforms and structures as industry standards and, thereby enhance the growth of certain products.

Our Non-Focus Product segments are:

•       Commodity Products (“CP”)—The Commodity Product segment is comprised primarily of older-generation Power Components that are sold with margins generally below our strategic targets and are typically commodity in nature. These products have widespread use throughout the power management products industry and are often complementary to many of our Focus Product offerings or allow us to provide a full range of customer or application offerings. We often offer these products to take advantage of cross-selling opportunities for our other product families. These products may help to increase our manufacturing economies of scale.

•       Non-Aligned Products (“NAP”)—The Non-Aligned Product segment includes businesses, product lines or products we are targeting for realignment, whether by changing the business model for how we participate in the business, or by divestiture or other strategic transactions, such as joint venture or partnership. We plan to support our Non-Focus Products to the extent we believe appropriate, to manage, maintain or increase their value in line with our long-term goals for those segments. Currently, product lines reported in this segment are certain modules, rectifiers, diodes and thyristors used in automotive, industrial, welding and motor control applications.

Industry Overview

Power semiconductors convert power from an electrical outlet, a battery or an alternator running off an internal combustion engine into more efficient and useful power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater the need for specially-formatted, finely-regulated power. The importance of power semiconductor technology rises with the increasing complexity of electronic products and the proliferation of electronic features in information technology, industrial, consumer, aerospace and defense and automotive products. According to iSuppli, a leading industry source for market information, the market for power management semiconductors in calendar year 2004 was approximately $21 billion, growing to approximately $24 billion in calendar year 2005. Our Power Management ICs, Advanced Circuit Devices, Power Components and Power Systems address approximately $15 billion or over 70 percent of this market. We have seen signs of recovery from what we believe was an inventory correction during first half of calendar year 2005. However, economic conditions can be uncertain and difficult to predict.

Historically, demand for power semiconductors has displayed cyclical characteristics. Current demand is driven largely by the following:

•       Information Technology (“IT”) Demand for Increased Speed and Functionality.   Product development roadmaps for the IT industry call for continued increases in speed and functionality, and ever-shrinking form factors driving power density in computers, servers, consumer electronics and a variety of leading-edge electronic devices and equipment. The need for greater power drives up current levels of processing and operating frequencies, and each new generation of IT relies more heavily on, and places a higher value on, efficient, precise power management. The development of WiMAX and the expected transition to more wideband technologies is requiring significant enhancements in power management technology. As the worlds of computing, communications and consumer electronics converge, powerful devices and applications will emerge that will place increased data management requirements on servers, storage systems, routers and datacom equipment. These changes will demand higher power performance levels.

•       Consumer and Industrial Demand for Energy-Efficiency.   Worldwide demand for energy-saving appliances, industrial motors, efficient lighting and consumer products like home entertainment displays and audio equipment continues to rise. Whether the end products are sold to customers in an industrialized nation with stringent environmental standards or a developing nation with a modest energy budget, advanced power management technology provides solutions to fulfill the need for energy efficient consumer and industrial products.

•       Automotive Demand for Increased Fuel Economy.   Current oil prices are driving consumer demand and regulatory mandates for increased automotive fuel efficiency. In many instances the need for fuel efficiency is resulting in fundamental redesigns of automotive systems, where power features, such as electric power steering, common rail diesel injection and electric-gasoline hybrid powertrain, are used to augment or replace traditional, less efficient systems. The need to meet increased fuel efficiency is prompting a fundamental re-design of automotive electrical systems, which is shaped in part by advancements in power management technology.

•       Aerospace and Defense Demand for Advanced Power Management Technology.   In the aerospace and defense industries, power management technology is critical to meeting the rigorous space, weight and reliability requirements of highly-demanding applications and harsh environments. A renewed commitment to security drives some of the demand in this segment through growth in defense applications. In addition, aircraft designs are converting from hydraulic control systems to electronic control systems, which use a higher content of power management products, and aerospace systems designers are constantly striving for higher efficiency power conversion solutions.

Strategy

We continue to build on our industry leadership in power management technology to develop certain key products based on our proprietary technology. To differentiate ourselves, we focus on the power management requirements of a specific application and bring our comprehensive portfolio of products and technologies to advance the power management performance of that application. Our products are diversified within the power management field and serve various applications, such as computers, communications networking, consumer electronics, energy-saving appliances, lighting, satellites, launch vehicles, aircraft and automotive diesel injection.

We continue our Focus Products strategy, which involves developing value-added products, such as high performance Power Management ICs, taking advantage of cross-selling opportunities for our various product families, and increasing the number of new technical sales professionals and field application engineers worldwide. We implement our strategy through the following initiatives:

Adding Value in High Growth Markets.   We concentrate our efforts on power management products and believe this focus has helped us develop the most advanced power management products and solutions. For example, our Power Management ICs are used in power management for portable electronics, next-generation plasma HDTV displays and Intel’s and Advanced Micro Devices’ most advanced microprocessors. We are also targeting a wide range of applications that have not historically utilized power management technologies with our Power Management ICs and Power Components, including washing machines, refrigerators, air conditioners and other appliances from such market leaders as Electrolux, LG, Samsung, Sanyo and Whirlpool.

Leveraging Our Leading-Edge Technology.   Our leading-edge technology enables us to set performance and architecture standards for power electronics in targeted applications. Our research and development program focuses on Power Management ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET, power MOSFET and IGBT product lines. During the three years ended June 30, 2005, we spent $275.9 million on research and development. We have a growing portfolio of approximately 400 U.S. patents and approximately 800 patent applications pending worldwide (see “Intellectual Property” below). We continue to commit to research and development to generate new patents and other intellectual property and concentrate on incorporating our technologies into our Focus Products. In the fiscal years ended June 30, 2005, 2004 and 2003, licenses under our patents generated royalty income of $41.2 million, $41.9 million and $42.0 million, respectively. Our licensed MOSFET patents expire between 2005 and 2010, with the broadest remaining in effect until 2007 and 2008.

We now report our royalties from all intellectual property licensing under our IP segment. Our income has been and is largely dependent on the continued enforceability and validity of our licensed MOSFET patents, which will be generally reaching their maturity in a few years. Our licensed MOSFET patents expire between 2005 and 2010, with the broadest remaining in effect until 2007 and 2008. Aside from our MOSFET technologies, our intellectual property strategy has been to use our intellectual property primarily for the design and development of a value-added family of products.  In our IP segment, we concentrate our efforts on the licensing of technologies or fields of use that have application beyond our product groups or which no longer align with our long-term business strategies for our product groups. We also target certain technologies for licensing that we believe help establish our product platforms and structures as industry standards and, thereby, enhance the growth of certain products. Royalties from our MOSFET patents have been and are largely dependent on the continued enforceability and validity of our licensed MOSFET patents, the ability of our competitors to design around our licensed MOSFET technology or to develop competing technologies and general market conditions. The continuation of such royalties is subject to a number of risks (see “Item 7, Management’s Discussion and Analysis of Financial Condition—Factors that May Affect Future Results—Our ongoing protection and reliance on our intellectual property assets expose us to material risks”).

Extending Leadership in Power Components.   We pioneered a fundamental technology for power MOSFETs and estimate that the majority of the world’s power MOSFETs are produced by us or use our patented technology. Over the last two years, we invested aggressively to advance trench, planar and other process technologies. These investments produced what we believe are the most efficient power MOSFET components in the marketplace. Our leadership position in Power Components provides us with a platform for continued expansion in value-added growth markets.

Capitalizing on Relationships with Market Leaders.   Many industry leaders look to us for products and programs that address their most challenging power management needs. These relationships put us at the forefront of developing products for new trends in the marketplace.  Our strategy of driving significant content adoption with these customers into application specific areas requires a large, well trained technical sales team. We have increased the number of technical product sales professionals and field application engineers worldwide, to offer technological design expertise and high quality customer service. This comprehensive sales and engineering support includes design-based consulting services, Internet service applications, electronic order entry and just-in-time delivery.

Focusing on Manufacturing Efficiency.   We fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, Mexico, the United Kingdom, Italy, India and China. We also use third-party foundries and assemblers that provides us with capacity flexibility. We have been ramping up our most advanced manufacturing facility in Newport, Wales (United Kingdom), acquired in fiscal 2002. We expect this facility to support our growth over the next several years with first production wafers shipped in the fiscal quarter ended December 31, 2005.

Manufacturing Related Acquisition.   In July 2004, we acquired the specialty silicon epitaxial services business from Advanced Technology Materials, Inc. for $39.6 million in cash in order to lower production costs and to gain certain key intellectual property for epitaxial silicon substrate manufacturing (see Note 13, “Acquisitions” of Notes to Consolidated Financial Statements).

Restructuring Update.   In the second quarter of fiscal 2003, we announced certain restructuring initiatives. Our goal was to position ourselves to better-fit market conditions, de-emphasize our commodity business and accelerate the move to our proprietary products, which refer to our Power Management ICs, Advanced Circuit Devices and Power Systems. The restructuring plan included consolidating and closing several older facilities and legacy operations. We also planned to lower overhead costs across our support organizations. We have substantially completed these restructuring activities as of June 30, 2005. We expect to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California and an assembly line at Krefeld, Germany by fiscal year end 2006 or sooner. As of the fourth quarter of fiscal year 2005, we have realized annualized savings of about $80 million from our restructuring activities (see also “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2005 Compared with Fiscal 2004—Impairment of Assets, Restructuring and Severance Charges”).

Focusing on Divesting or Changing Our Business Model for Lower Margin Product Lines.   We review our business for product lines or products that we have determined in their current form or substance are not aligned with our long-term strategic objectives, primarily for gross margin performance, and/or for which our fundamental business model by which we derive value is changing. In some instances we believe it is in our best interests to divest or discontinue the business. In other instances, we may elect to participate in the business with a different structure, such as joint ventures and partnerships, to allow for long-term business growth. We have discontinued over $100 million in annualized revenues since the beginning of fiscal year 2004, across our various segments. Within our Non-Focus Products, specifically our Non-Aligned Product segment we have targeted an additional $110 million for realignment, whether by changing the model for how we participate in the business, or by divestiture or other strategic transactions, such as joint venture or partnership. We plan to support our Non-Focus Product segments to the extent we believe appropriate, to manage, maintain or increase their value in line with our long-term goals for those segments. (Refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2005 Compared with Fiscal 2004” and Note 7 to Consolidated Financial Statements, “Segment and Geographic Information”, for further discussions about our business segments.)

Products and Applications

Our products process electrical power into a form that is more readily usable by electric products. We believe that our full complement of power management technology represents a competitive advantage, enabling us to provide customers with solutions that shorten their overall product development cycle time. Our products are broadly divided among three product categories: Power Management ICs and Advanced Circuit Devices, Power Components and Power Systems.

Power Management ICs and Advanced Circuit Devices

Our Power Management ICs are semiconductors that often integrate several system functions including reference, logic, control, supervision, protection and monitoring on the same chip. These devices optimize the performance of circuits that often include power MOSFETs and IGBTs and allow our customers to simplify circuit design and assembly, improve reliability, and reduce overall system size and cost. The ability of these ICs to sense and respond to circuit conditions makes their performance superior to discrete components. Our ICs often use our proprietary power MOSFET technology. We have obtained substantial patent protection for our ICs and have additional patent applications pending.

Advanced Circuit Devices are chipsets, multi-chip modules and other advanced performance devices that address power management requirements in demanding applications. These products are value-added or provided under reduced competition due to their technological content or our customer relationship.

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

Motors consume approximately half of the world’s electricity. New variable-speed motors equipped with our Power Management ICs and Advanced Circuit Devices increase energy efficiency and performance in a wide range of household, commercial and industrial applications. For example, while most refrigerator motors can operate only at full speed, a refrigerator equipped with variable-speed motor can run at the exact speed needed to maintain the required temperature. Our Power Management ICs and Advanced Circuit Devices designed for variable-speed motors reduce electricity consumption, simplify product design, improve product performance and reduce overall costs. We have achieved multiple sole-source design wins from leading worldwide manufacturers in high-end washing machines, refrigerators and other energy-saving appliances.

We continue to invest aggressively in our Power Management IC technologies and key trench, planar and other process technologies. These investments have resulted in what we believe are the most efficient Power Management ICs and Advance Circuit Devices. Among other attributes, we believe these product offerings set the industry standard for performance and cost-efficiency in high-volume consumer electronics applications.

Power Components

Switching Products.   Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to supply power in a form that can be formatted to the specific requirements of a circuit.

Through our HEXFET product line, we are the market leader in power MOSFETs according to iSuppli market research firm. Our emphasis on quality control and reliability has helped us maintain market acceptance and brand recognition of our HEXFET line of products. We pioneered the fundamental planar technology that set the industry standard for power MOSFETs.

MOSFETs are critical in a wide variety of electric products. Communications applications include cellular phones, telephone networks and modems. Computer and peripheral applications include power supplies, disk drives and printers. Office equipment applications include copiers and facsimile machines. Consumer electronics applications include home entertainment, video cameras, household appliances and power tools. Automobile applications include anti-lock braking systems, fuel injection systems, power accessories and air bags. Industrial applications include automated production equipment, instrumentation and test equipment. Aerospace and defense applications include communications satellites and satellite command-and-control systems.

IGBTs typically perform the switch function in industrial applications that require higher current and voltage than power MOSFETs can handle efficiently. The performance and ruggedness of these devices enable them to replace bipolar transistors and thyristors in many high-voltage, high-current motor control and power conditioning applications. Energy-efficient, variable-speed motor controls are an emerging application, and we believe hybrid and electric vehicles may require large quantities of IGBTs. Our IGBT technology is closely related to our power MOSFET technology. We believe our patents on fundamental power MOSFET technology also apply to IGBTs.

Regulators, Rectifiers, Diodes, Thyristors and Interfaces.   We manufacture a broad line of regulators, rectifiers, diodes, thyristors and interfaces. These products, which also condition electrical power to make it more efficient and usable, are used in industrial end products that require power-handling capability from one amp to 5,000 amps and from 20 volts to 5,000 volts. Applications include motor and lighting controls, welding equipment, forklifts, machine tools, induction heating, locomotives, motor-driven production lines, smelting equipment and power supplies.

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

Power Systems

Power Systems combine power semiconductors with other power management components in specialized modules that improve power efficiency and simplify circuit design. Our Power Systems are used in DC-DC converters, automotive electronics and motor control. Our products provide a cost-effective alternative to custom analog designs.

Tougher standards for fuel economy, emissions and safety and the proliferation of power features in automobiles are driving the adoption of more complex power electronics. Our Power Systems can help reconcile conflicting demands for better fuel mileage and more power features by replacing traditional hydraulic and belt-driven applications with electronic systems. In addition, electrically operated automotive systems improve reliability and maintenance. Our Power Systems are designed into integrated starter/alternator motors, electric power steering systems, fuel pumps, water pumps and fan controls.

Manufacturing

Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly. Wafer fabrication requires a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties. The chemicals are applied in patterns that define cells or circuits within numerous individual devices, termed “die” or “chips”, on each wafer. Assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in structures, termed “packages”, which make them usable in a circuit. Power semiconductors generally use process technology and equipment already proven in the manufacturing of integrated circuits.

We have manufacturing and/or assembly facilities in California, Massachusetts, Mexico, the United Kingdom, Italy, India and China. In addition, we have equipment at, or manufacturing supply agreements with, subcontractors located in China, the Czech Republic, Germany, Korea, Malaysia, Philippines, Taiwan, Thailand and the United States.

We have substantially completed our restructuring activities previously announced in December 2002, to de-emphasize our commodity business and accelerate the move to our proprietary products, which refer to our Power Management ICs, Advanced Circuit Devices and Power Systems (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”). As part of this strategy, we are consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advance technology platforms or products within our Focus Product segments. The majority of our capital spending were at our most advanced wafer fabrication facility, located in Newport, Wales. This facility provides wafer fabrication capacity for mixed-signal, analog and MOSFET processes. We have a MOSFET wafer fabrication facility in Temecula, California. We have a high-voltage Power Management IC wafer fabrication facility in El Segundo, California, which is targeted to be moved to Newport, Wales by the end of fiscal year end 2006. Assembly operations for products used in the aerospace and defense applications, which include high-reliability Power Components, are located in Leominster, Massachusetts, Santa Clara, California, and Tijuana, Mexico. We manufacture substantially all of our Schottky diodes, high-power rectifiers and thyristors at our Torino, Italy facility. Plants that assemble power MOSFETs and other products are located overseas in facilities we own or in subcontracted facilities. Our high-volume assembly lines for power MOSFETs, IGBTs and diodes are located in our facility in Tijuana, Mexico. We use production facilities in Swansea, Wales and Krefeld, Germany to manufacture and assemble automotive modules. As part of our restructuring activities, we have moved most manufacturing activities from Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities. In a duty-free zone in India, we have an assembly facility for rectifiers and thyristors. The Mesa, Arizona facility we acquired at the beginning of this fiscal year provides specialty silicon epitaxial services. For our manufacturing facilities by reportable segment, refer to “Item 2, Properties” below.

At fiscal year ended June 30, 2005, we operated in the low 90s percent of our worldwide semiconductor fabrication and assembly/module manufacturing capacities, without taking into account subcontract or foundry capacity. Demand for our Focus Products contributed to the high levels of capacity utilization. In order to continue to meet the high demand for our Focus Products, we plan to accelerate our capital expansion plans. As a consequence we anticipate nearly 70 percent of fiscal year 2006’s capital expenditures will be in the first half of the year. Included in this plan is the ramp up of our 200mm wafer fabrication manufacturing facility in Newport, Wales facility. This facility will provide our most advanced production capabilities. We plan to utilize this fabrication capacity almost exclusively for Focus Products. This facility offers us the much needed capacity over the next several years to support our growth.

We believe our fabrication costs are among the lowest in the industry. Through our Focus Products strategy, including our restructuring activities as described above, we have improved our gross margin to 43.5 percent for the fiscal year ended June 30, 2005, from 38.8 percent in the prior fiscal year. Focus Products accounted for 73 percent and 69 percent of our consolidated revenues in fiscal years ended June 30, 2005 and June 30, 2004, respectively. Gross margin for our Focus Products increased to 50.6 percent for the fiscal year ended June 30, 2005 from 46.5 percent for the prior fiscal year ended June 30, 2004.

Marketing, Sales and Distribution

We market our products through direct sales staff, representatives and distributors. For our customers in our Focus Product segments, we primarily use direct sales staff and representatives. In line with this strategy, we have added a complement of field application engineers and technical sales support staff to better serve the customers’ needs. For customers in the Commodity Product segment, we primarily sell through distributors, taking advantage of cross-selling opportunities with our other product families. For the fiscal years ended June 30, 2005, 2004 and 2003, direct sales to original equipment manufacturers (“OEMs”) were 72 percent, 71 percent and 69 percent, respectively, of consolidated product sales, which exclude royalty income reported under our Intellectual Property segment.

For the fiscal year ended June 30, 2005, our product sales by region, based on the location of the customer, were 29 percent from North America, 23 percent from Europe and 48 percent from Asia, which includes Japan and Asia Pacific. This has remained fairly consistent with the prior fiscal year ended June 30, 2004, where sales by region were 28 percent, 24 percent and 48 percent for North America, Europe and Asia, respectively. Our domestic direct sales force is organized into five regional sales zones. In Europe, our products are sold through our own sales force as well as through independent sales agents and distributors. Our European sales and representative offices are in Austria, the Czech Republic, Denmark, Finland, France, Germany, Hungary, Italy, Spain, Sweden, Switzerland, Russia and the United Kingdom. In Asia, we have sales representative or liaison offices in China, Hong Kong, India, Japan, the Philippines, Singapore, South Korea and Taiwan. We also have sales representative or liaison offices in Australia, Mexico and New Zealand.

For financial information about the results for our geographic areas for each of the last three fiscal years, refer to Note 7, “Segment and Geographic Information” of Notes to Consolidated Financial Statements. For the risks attendant to our foreign operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that may affect Future Results—Our international operations expose us to material risks.’’

Because many applications require products from several product groups, we have organized our product development and marketing efforts by sector and application, rather than product type. Those general sectors are now reported within our defined segments. In addition, our staff of application engineers provides customers with technical advice and support regarding the use of our products. We have increased the number of engineering offices to help support our Focus Products. We believe the depth of our power management product line enhances our competitive position in the overall power semiconductor market.

Customers

Our devices are incorporated in subsystems and end products manufactured by other companies. Our customers include OEMs, distributors and subcontract manufacturers. No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of our consolidated revenue for the fiscal year ended June 30, 2005. The majority of our products in our Focus Product segments, including those in the C&C, ESP and A&D segments, are sold directly to OEM customers. However, three distributors included at the table below accounted for approximately 39 percent of our C&C revenues for the fiscal year ended June 30, 2005. One of these distributors accounted for approximately 12 percent of our CP revenues for the fiscal year ended June 30, 2005. One of the OEM customers included at the table below accounted for approximately 27 percent of our NAP revenues for the fiscal year ended June 30, 2005. No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of our other reported segments.

The following table lists some of our major customers by revenues, by business segment and end-market for fiscal year 2005:

Business Segment(s)*	End Markets	Customers
C&C, CP	Information Technology (Communications)	Alcatel, Astec, Artesyn Technologies, Cisco, Delta, Lucent, Motorola, Nortel and Power-One
C&C, CP	Information Technology (Computing)	Apple, Dell, Fujitsu, HPQ, IBM, Intel, NEC and Sony
C&C, ESP, CP	Consumer	BSH, Electrolux, Hitachi, JVC, Matsushita, Pioneer, Samsung, Sanyo, Toshiba-Carrier and Whirlpool
ESP, CP, NAP	Industrial	American Power Conversion, Danfoss, Emerson and Grundfos
ESP, CP, NAP	Automotive	Bosch, Daimler-Chrysler, Delphi, Nagares, SiemensVDO, Temic, TRW, Valeo and Visteon
A&D	Aerospace and Defense	Astrium, BAE, Boeing, Honeywell, ITT, L3 Communications, Lockheed-Martin and Northrop-Grumman
Business Segment(s)*:	Distributors and Subcontract Manufacturers (based on revenues for fiscal year 2005):
C&C, ESP, CP, NAP	Distributors	Arrow Electronics, Avnet, Future Electronics, Lintek, Weikeng and Zenitron
C&C, ESP, CP, NAP	Subcontract Manufacturers	Celestica, Flextronics, Jabil, Sanmina-SCI and Solectron

*	C&C:	Computing and Communications
	ESP:	Energy-Saving Products
	A&D:	Aerospace and Defense
	CP:	Commodity Products
	NAP:	Non-Aligned Products

Competition

We encounter differing degrees of competition for our various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes and product design changes. Several of our competitors are larger companies with greater financial resources. We believe that we are differentiated from our competitors by our comprehensive line of power management products and our ability to combine these products into compact, cost-effective packages and system-level solutions. Our products compete with products manufactured by others on the basis of enabling capability, performance, reliability, quality, price, delivery time to customer and service (including technical advice and support). Our major competitors in Power Management ICs and Advanced Circuit Devices include Intersil, Linear Technology, Maxim Integrated Products, Semtech and Texas Instruments. Our major competitors in Power Components include Fairchild Semiconductor, Infineon Technologies, Mitsubishi, ON Semiconductor, Philips, Renesas, STMicroelectronics, Toshiba and Vishay-Siliconix. Aside from typical industry competitors, our Power Systems products often offer our customers an improved alternative to their internal manufacturing systems internally.

Our major competitors by business segment are as follows:

Business Segment	Competitors
Computing and Communications	Fairchild Semiconductor, Infineon Technologies, Intersil, Linear
Technology, Maxim Integrated Products, National Semiconductor, ON Semiconductor, Philips, Renesas, Semtech, STMicroelectronics, Texas Instruments, Vishay-Siliconix, and Volterra
Energy-Saving Products	Fairchild, Infineon Technologies, Intersil, Mitsubishi, National Semiconductor, Philips, Renesas, STMicroelectronics, Shindengen, Texas Instruments, Toshiba and Vishay-Siliconix
Aerospace and Defense	Babcock, Interpoint, Microsemi, Modular Devices, MS Kennedy, Semelab, Sensitron, VPT
Commodity Products	Fairchild Semiconductor, Infineon Technologies, Matsushita, Philips, Renesas, STMicroelectronics, Toshiba and Vishay-Siliconix
Non-Aligned Products	Mitsubishi, STMicroelectronics and Toshiba

Backlog

As of June 30, 2005, our backlog of orders was $393.7 million compared to $403.3 million as of June 30, 2004. The backlog for our C&C and CP segments declined, which was partially offset by increase in backlog for our ESP and A&D segments. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following twelve months. Increasingly, major customers are operating their businesses with shorter lead-times and are placing their orders at shorter intervals, which tend to reduce backlog relative to future revenue. Given adequate notice, we usually allow customers to cancel purchase orders without penalty. The amount of backlog to be shipped during any period is dependent on various factors and can vary significantly from month to month. Accordingly, backlog is not necessarily indicative of sales for any future period.

Backlog by business segment as of fiscal years ended June 30, 2005 and 2004 is as follows (in thousands):

	2005	2004
Computing and Communications	$124,867	$145,343
Energy-Saving Products	115,905	101,205
Aerospace and Defense	51,106	42,009
Focus Products Backlog	291,878	288,557
Commodity Products	58,289	74,555
Non-Aligned Products	43,486	40,146
Non-Focus Products Backlog	101,775	114,701
Total Backlog, June 30, 2005	$393,653	$403,258

Research and Development

We conduct research and development activities to improve the performance and cost effectiveness of our product offerings in target applications. Our research and development program focuses on Power Management ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET® power MOSFET and IGBT product lines within our Focus Product segments. Our program places increasing emphasis on the development of chipsets and system-level solutions that improve overall system performance and cost, and helps customers accelerate market introduction of their products.

In the fiscal years ended June 30, 2005, 2004 and 2003, we spent $104.9 million, $92.2 million and $78.9 million, respectively, on research and development activities. We have increased our research and development spending by 122 percent over the last five years, a period that included the steepest downturn in the history of the semiconductor industry.

Our design centers are located throughout the world, including the United States, Canada, the United Kingdom, Denmark, Italy, France, Germany and Singapore. During fiscal year 2005, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served markets. New products included: a) our µPFC IC family of products helping computing, consumer electronics and home appliances meet energy-efficiency standards, b) an expansion of our iMOTION integrated design platform for energy-saving appliances, c) a series of high voltage IGBT control ICs with integrated protection features for a range of applications from motor drive to SMPS power supplies, d) a broadening of our iPOWIR, DirectFET, and XPhase families critical in high performance computing applications, e) a universal active ORing IC for redundant Power Systems common to telecommunications infrastructure, and f) two new classes of radiation-hardened MOSFET platforms, R6 and R7, and a family of efficient radiation-hardened DC-DC converter platforms for space applications.

Intellectual Property

We continue to make significant investments in developing and protecting our intellectual property. In the past fiscal year, we added over 100 patents worldwide. We have over 400 issued unexpired U.S. patents and approximately 380 U.S. patent applications pending (including approximately 100 provisional applications). Our power MOSFET patents expire between 2005 and 2010, with the broadest remaining in effect until 2007 and 2008. In addition, we have 210 issued foreign patents and approximately 460 foreign patent applications pending in a number of countries (including applications filed under treaty). We are also licensed to use certain patents owned by others.  We have several registered trademarks in the United States and abroad, including the trademark HEXFET®. We believe that our intellectual property contributes to our competitive advantage.

We are committed to enforcing our patent rights, including litigation if necessary. Through successful enforcement of our patents over the past decade, we have entered into more than 20 license agreements, generated royalty income, and received substantial payments in settlement of litigation. Our broadest power MOSFET patents were subject to, and have successfully emerged from, reexamination by the United States Patent and Trademark Office. Our IP segment reports our revenues from licensing our intellectual property to third parties.

We currently have license agreements with the majority of power MOSFET manufacturers in the United States and abroad. In the fiscal years ended June 30, 2005, 2004 and 2003, we derived $41.2 million, $41.9 million and $42.0 million of royalty revenues from license agreements, respectively. Our royalty income stream is dependent on the continued enforceability and validity of our patents, the ability of our competitors to design around our MOSFET technology or develop competing technologies, and general market conditions. The continuation of such royalties is subject to a number of risks (see “Item 7, Management’s Discussion and Analysis of Financial Condition—Factors that May Affect Future Results—Our ongoing protection and reliance on our intellectual property assets expose us to risks”).

Aside from our MOSFET technologies, our intellectual property strategy has been to use our intellectual property primarily for the design and development of a value-added family of products, and to defend those products in the marketplace.  In our IP segment, we concentrate our efforts on the licensing of technologies or fields of use that have application beyond our product groups or which no longer align with our long-term business strategies for our product groups. We also target certain technologies for licensing that we believe help establish our product platforms and structures as industry standards and, thereby, enhance the growth of certain products.

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

However, under some of these laws and regulations, we could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, we may be subject to common law claims if it releases substances that damage or harm third parties. We cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on our results of operations, financial position or cash flows, as could any failure by us to comply with environmental laws and regulations.

IR and Rachelle Laboratories, Inc. (“Rachelle”), a former operating subsidiary of ours that discontinued operations in 1986, were each named a potentially responsible party (“PRP”) in connection with the investigation by the United States Environmental Protection Agency (“EPA”) of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (“OII Site”). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including us, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). We have settled all outstanding claims that have arisen against us out of the OII Site.  No claims against Rachelle have been settled.  We have taken the position that none of the wastes generated by Rachelle were hazardous.

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

It remains the position of Rachelle that the wastes were not hazardous.  Our insurer has not accepted liability, although it has made payments for defense costs for the lawsuit against us.  We have made no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on our results of operations or cash flows.

We received a letter in June 2001 from a law firm representing UDT Sensors, Inc. relating to environmental contamination (chlorinated solvents such as trichlorethene) assertedly found in UDT’s properties in Hawthorne, California. The letter alleges that we operated a manufacturing business at that location in the 1970’s and/or 1980’s and that we may have liability in connection with the claimed contamination. We have made no accrual for any potential losses since there has been no assertion of specific facts on which to form the basis for determination of liability.

Employees

As of August 31, 2005, we employed approximately 6,000 people, of whom approximately 4,000 were employed in North America, 1,300 in Europe and 700 in Asia Pacific and Japan. The only collective bargaining agreements to which we are subject apply to our employees in Italy. We have approximately 300 employees in Italy.  We consider our relations with our employees to be good.

Available Information

We file, with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished. These reports may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about us. The SEC’s Internet address is http://www.sec.gov.

Our Internet address is http://www.irf.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We also make available, free of charge, through our corporate governance website, our corporate charter, bylaws, Corporate Governance Guidelines, charters of the committees of our board of directors, code of ethics and other information and material, including information about how to contact our board of directors, its committees and their members. To find this information and materials, visit our corporate governance section of our website at www.irf.com.

Section 303A.12 of New York Stock Exchange Listed Company Manual Disclosure

Pursuant to Rule 303A.12(A) of the New York Stock Exchange (“NYSE”) Listed Company Manual, we submitted to the NYSE last year a Section 303A.12(a) Chief Executive Officer (“CEO”) Certification as required by such rule.  We also filed with the Securities and Exchange Commission the CEO and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to both this Form 10-K with respect to our 2005 fiscal year and our Form 10-K filed last year with respect to our 2004 fiscal year. All of the above certifications were provided without qualification.

Item 2. Properties

We maintain manufacturing and office facilities around the world. Our major facilities, as of September 15, 2005, are in the following locations and used by the following segments:

Location	Owned	Leased	Semiconductor Fabrication	Assembly/ Module Manufacturing	Design Center	Business Office	Business Segment(s)*
El Segundo, California (U.S.A.)	X	X	X		X	X	C&C, ESP, A&D, IP, CP
Temecula, California (U.S.A)	X		X			X	C&C, ESP, A&D, CP
Santa Clara, California (U.S.A)		X		X	X		A&D
Irvine, California (U.S.A)		X			X		C&C, ESP
Mesa, Arizona (U.S.A)	X		X				C&C, ESP, A&D, CP
Cary, North Carolina (U.S.A)		X			X		C&C, ESP
Leominster, Massachusetts (U.S.A)	X	X		X	X		A&D
North Kingston, Rhode Island (U.S.A)		X			X		C&C, ESP
Halifax, Canada		X			X		C&C, ESP
Tijuana, Mexico	X			X		X	C&C, ESP, A&D, CP
Oxted, England (U.K.)	X	X			X		C&C, ESP
Whyteleafe, England (U.K.)		X				X	C&C, ESP
Swansea, Wales (U.K.)	X			X			ESP, NAP
Newport, Wales (U.K.)	X		X				C&C, ESP
Skovlunde, Denmark		X			X		A&D
Provence, France		X			X		C&C, ESP
Torino, Italy	X	X	X	X	X	X	NAP, CP
Pavia, Italy		X			X		C&C, ESP
Krefeld, Germany		X			X		ESP, NAP
Singapore		X			X	X	C&C, ESP, CP
Shanghai, China	X	X				X	C&C, ESP
Xian, China	X	X		X	X	X	C&C, ESP
Mumbai, India		X		X			CP , NAP

*	C&C:	Computing and Communications
	ESP:	Energy-Saving Products
	A&D:	Aerospace and Defense
	IP:	Intellectual Property
	CP:	Commodity Products
	NAP:	Non-Aligned Products

We believe our facilities are adequate for current and anticipated near-term operating needs. At fiscal year ended June 30, 2005, we operated in the low 90s percent of our worldwide semiconductor fabrication and assembly/module manufacturing capacities, without taking into account subcontract or foundry capacity. Demand for our Focus Products contributed to the high levels of capacity utilization. In order to continue to meet the high demand for our Focus Products, we plan to accelerate our capital expansion plans. As a consequence we anticipate nearly 70 percent of capital expenditures for fiscal year 2006 will be in the first half of the year. Included in this plan is the ramp up of our 200mm wafer fabrication manufacturing facility in Newport, Wales that will provide our most advanced production capabilities. We also plan to increase manufacturing efficiencies for our Non-Focus Product segments by consolidating certain facilities as part of our restructuring activities (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6, “Impairment of Assets, Restructuring and Severance Charges” to Consolidated Financial Statements).

In addition to the facilities listed above, we have sales or technical support offices located in Australia, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Mexico, New Zealand, the Philippines, Russia, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom and the United States.

Item 3. Legal Proceedings

In June 2000, we filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of our key U.S. patents 4,959,699; 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by our U.S. patents 4,959,699; 5,008,725 and/or 5,130,767. In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In that same year, following trial on damages issues, a Federal District Court jury awarded us $9.1 million in compensatory damages. The Federal District Court subsequently tripled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that we are entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million. In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted to us by the Federal District Court in Los Angeles of infringement by IXYS of our U.S. patents 4,959,699; 5,008,725 and 5,130,767. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit had the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in our favor regarding the validity and enforceability of the three IR patents. Following remand, a federal court jury in Los Angeles, California held on September 15, 2005, that IXYS elongated octagonal MOSFETs and IGBTs infringed our 4,959,699 patent but did not infringe our 5,008,725 and 5,130,767 patents. The jury will return on October 4, 2005 to hear our claim for damages for infringement of the 4,959,699 patent. In addition, we will continue to pursue our other available remedies.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Additional Item. Executive Officers of the Registrant

Our executive officers serve at the discretion of the Board of Directors. Mr. Eric Lidow’s employment with IR is subject to the provisions of an executive employment agreement with IR dated May 15, 1991, and subsequently amended on April 12, 1995, June 22, 1998 and August 5, 1998.

The executive officers of IR are:

Eric Lidow	92	Chairman of the Board
Alexander Lidow	50	Chief Executive Officer
Michael P. McGee	46	Executive Vice President and Chief Financial Officer
Robert Grant	42	Executive Vice President, Global Sales and Corporate Marketing
Walter Lifsey	47	Executive Vice President, Operations
Michael A. Briere	43	Executive Vice President, Research and Development
Donald R. Dancer	54	Vice President, General Counsel and Secretary

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

Michael P. McGee joined us in 1990. He became Vice President and Chief Financial Officer in 1993. In November 1998, Mr. McGee was elected Executive Vice President.  From June 2000 to June 2005, he was also Chairman of Nihon Inter Electronics Corporation, a publicly-held Japanese corporation. From June 2000 to June 2003, he was also Co-Chief Executive Officer of that company.

Robert Grant joined us in 1992 as Director, Worldwide Customer Operations. In October 1998, Mr. Grant became Senior Vice President, Customer Service and Sales Systems, and in October 1999 became Senior Vice President, Marketing Communications and eCommerce. In July 2000, Mr. Grant was elected Executive Vice President. He was promoted to Executive Vice President, Global Sales and Corporate Marketing in November 2001.

Walter Lifsey has been employed by us since 1999. His most recent assignment was as Senior Vice President, Corporate Development before being appointed Executive Vice President, Operations in April 2002. Prior to joining us, he held senior management positions at AMP, Inc. and TRW Inc.

Michael A. Briere, Ph.D., joined us in 2003 as the Vice President of Integrated Circuit Development, before his election in January 2005 to Executive Vice President, Research and Development. Prior to joining IR, Dr. Briere held technical and leadership roles at IBM, Cherry Semiconductor, ON Semiconductor and Vicor, where he led a start-up IC subsidiary, Picor.

Donald R. Dancer joined us in August 2002. He most recently was General Counsel for GE Industrial Systems Solutions and served 22 years in various senior legal positions with the General Electric Company.

PART II

Item 5. Market for the Registrants’ Common Equity and Related Stockholder Matters

Price Range of Common Stock

(Closing Prices in Dollars)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal Year	High	Low	High	Low	High	Low	High	Low
2005	39.20	31.39	44.98	34.23	47.30	35.29	49.64	40.34
2004	43.98	28.00	56.25	41.00	54.50	41.59	49.11	37.66

Our common stock is traded on The New York Stock Exchange and The Pacific Exchange under the symbol “IRF.” There were 1,763 holders of record of our common stock as of September 9, 2005. On September 9, 2005, the closing sale price of the common stock on The New York Stock Exchange was $49.75. Shareholders are urged to obtain current market quotations for the common stock. No cash dividends have been declared to stockholders during the past two years, and we do not expect to declare cash dividends in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions. In addition, our bank credit agreement currently includes covenants putting limitations on certain dividend payments.

The quoted market prices are as reported on The New York Stock Exchange Composite. Stockholders are urged to obtain current market quotations for the common stock.

Item 6. Selected Financial Data

The selected consolidated financial data as of June 30, 2005 and 2004 and for the fiscal years ended June 30, 2005, 2004 and 2003, are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes beginning on page 53. The selected consolidated financial data as of June 30, 2003, 2002 and 2001, and for the fiscal years ended June 30, 2002 and 2001, are derived from our audited consolidated financial statements which are not included in this document.

	Fiscal Years Ended June 30,
	2005	2004	2003	2002	2001
Statement of Operations Data (1) (In thousands except per share data)
Revenues	$1,174,424	$1,060,500	$864,443	$720,229	$978,585
Gross profit (2)	510,523	411,094	287,810	256,859	356,191
Gross profit margin (2)	43.5%	38.8%	33.3%	35.7%	36.4%
Selling and administrative expense	173,037	164,723	142,499	125,578	137,662
Selling and administrative as a percent of revenues	14.7%	15.5%	16.5%	17.4%	14.1%
Research and development expense	104,876	92,156	78,904	69,775	69,648
Research and development as a percent of revenues	8.9%	8.7%	9.1%	9.7%	7.1%
Impairment of assets, restructuring and severance charges (3)	33,952	33,534	187,890	—	47,992
Income (loss) before income taxes (4)	184,068	118,284	(126,198)	65,811	118,381
Provision for (benefit from) income taxes	46,608	28,514	(36,559)	17,111	30,732
Tax rate (benefit)	25.3%	24.1%	(29.0)%	26.0%	26.0%
Income (loss) from continuing operations	137,460	89,770	(89,639)	48,700	87,649
Net income (loss) per common share:
Basic (5)	$2.03	$1.37	$(1.40)	$0.77	$1.41
Diluted (5)(6)	$1.91	$1.31	$(1.40)	$0.75	$1.35

	At June 30,
	2005	2004	2003	2002	2001
Balance Sheet Data (In thousands)
Cash and cash investments	$940,720	$836,209	$721,492	$671,312	$851,361
Total assets	2,223,544	2,017,006	1,821,852	1,813,182	1,746,462
Long-term debt, less current maturities	547,259	560,019	579,379	566,841	552,751
Cash Flows Data (In thousands) (1)
Cash provided by operating activities	$220,925	$162,973	$129,491	$43,353	$221,803
Cash used in investing activities (7)	(277,035)	(79,899)	(68,236)	(212,899)	(590,763)
Cash provided by financing activities (8)	76,405	43,365	2,635	14,201	569,401

(1)          Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. Certain reclassifications have been made to June 30, 2004 and 2003 cash used in investing activities. Previously, our investments in auction rate preferred securities were recorded in cash and cash equivalents rather than short-term cash investments. We reclassified auction rate preferred securities from cash and cash equivalents to short-term investments because the underlying instruments have contractual maturity dates exceeding ninety days. As a result of the reclassifications, our net cash used in investing activities increased by $33.4 million and decreased by $48.3 million for the fiscal years ended June 30, 2004 and 2003, respectively. The reclassifications had no impact on our total current assets, stockholders’ equity, cash flows provided by operating activities or total consolidated results reported in any period presented. As of June 30, 2005, we do not invest in auction rate securities.

(2)          Gross profit for the fiscal years ended June 30, 2003 and 2001 includes pretax charges for inventory written down by $6.0 million and $38.4 million, respectively, which negatively impacted gross profit margin by (0.7%) and (3.9%) for fiscal years 2003 and 2001, respectively. The $6.0 million charge in fiscal 2003 reflects certain raw material and work-in-process inventories that were impaired as a result of our restructuring initiatives, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. The $38.4 million charge in fiscal 2001 reflects excess inventory written down to net realizable value as a result of semiconductor industry downturn and weak demand in our end markets.

(3)          Impairment of assets, restructuring and severance charges of $34.0 million, $33.5 million and $187.9 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, are comprised of: (1) impairment of assets, plant closure and other charges of $25.3 million, $15.2 million and $169.7 million for fiscal years 2005, 2004 and 2003, respectively, and (2) severance-related charges of $8.7 million, $18.3 million and $18.2 million in fiscal years 2005, 2004 and 2003, respectively. Fiscal 2003 through 2005 charges were associated with our restructuring initiatives announced in the quarter ended December 31, 2002, which included asset impairment, plant closure costs and severance charges related to the elimination of manufacturing, operating and company-wide administrative personnel. Impairment of assets, restructuring and severance charges of $48.0 million for the fiscal year ended June 30, 2001, are comprised of: (1) impairment of assets and other charges of $45.2 million and (2) severance-related charges of $2.8 million. Fiscal year 2001 charges include asset impairment and severance charges associated with the elimination of company-wide administrative and operating personnel at our facilities in the United Kingdom.

(4)          Income before income taxes for the fiscal year ended June 30, 2005 includes restructuring-related charges as noted at Note (3) above and one-time $6.0 million charge associated with the accelerated vesting of stock options. Income before income taxes for the fiscal year ended June 30, 2004 includes the restructuring-related charges as indicated at note (3) above and one-time $5.9 million Hitachi net settlement gain related to patent infringement. Income (loss) before income taxes for the fiscal years ended June 30, 2003 and 2002, includes restructuring-related charges as indicated at note (3) above and $2.4 million and $7.4 million, respectively, of non-recurring net gains recorded as a result of insurance settlement related to certain damaged fabrication equipment. Fiscal year 2002 net insurance gain was partially offset by non-recurring litigation and claims settlements of $3.7 million.

(5)          Net income (loss) per common share, basic and diluted, for fiscal years ended June 30, 2005, 2004, 2003 and 2001, includes impairment of assets, restructuring and severance charges outlined in Notes (2) and (3) above of ($0.38), ($0.39), ($2.16) and ($1.03), respectively. Additionally, net income per common share, basic and diluted includes ($0.07) charge from the accelerated vesting of stock options for fiscal year 2005, and $0.07 income from the one-time Hitachi settlement gain related to patent infringement for fiscal year 2004. Net income (loss) per common share, basic and diluted, for fiscal years 2003 and 2002 includes $0.03 and $0.09, respectively, income from the one-time net insurance gains as indicated at Note (4) above. Fiscal 2002 also includes ($0.04) charge from litigation and claims settlement.

(6)          Net income per common share, diluted for the fiscal year ended June 30, 2005 includes the dilutive effect from the conversion of our outstanding convertible subordinated notes into 7,439,000 shares of common stock (the “Effect”) of ($0.06). Prior years’ net income (loss) per common share, diluted did not include the Effect, as the Effect would have been anti-dilutive. Additionally, 859,000 shares of the Company’s stock options for the fiscal year ended June 30, 2003 were excluded from the “net loss per common share—diluted” calculation, since including those shares would have been anti-dilutive.

(7)          Cash flows used in investing activities primarily reflect net cash used to purchase cash investments and capital expenditures for all years presented. Cash flows used in investing activities in fiscal years ended June 30, 2005, 2002 and 2001, include acquisitions of certain assets, net of cash, of $51.1 million, $169.6 million and $74.7 million, respectively.

(8)          Cash flows provided by financing activities for the fiscal years ended June 30, 2005, 2004, 2003, 2002 and 2001 reflect $75.8 million, $44.2 million, $8.1 million, $11.2 million and $51.2 million, respectively, for the exercise of stock options and from sales of stock under our employee stock purchase plan. Cash flows provided by financing activities in fiscal 2001 included the issuance of $550 million of 4.25 percent convertible subordinated notes due 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-K. Except for historic information contained herein, the matters addressed in this Item 7 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provision of Private Securities Litigation Reform Act of 1995”, “Factors That May Affect Future Results” and elsewhere in this Annual Report on From 10-K, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

Overview

This section presents summary information regarding our industry, markets, products and operating trends only. For further information regarding our financial condition and results of operation, please read our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety, of which this is a part.

Company and Industry

We are a leading designer, manufacturer and marketer of power management products using power semiconductors. Power semiconductors process electricity into a form more usable by electrical products. Our products address the two core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end products, improving features and functionality, increasing fuel efficiency and extending battery life.

We focus on the power management requirements of specific applications and bring our comprehensive portfolio of products and technologies to better satisfy the needs of that application. We concentrate on markets including computers, communications networking, consumer electronics, energy-saving appliances, lighting, satellites, launch vehicles, aircraft and automotive diesel injection, where our comprehensive portfolio of technologies enable better, more competitive end products.

According to iSuppli, a leading industry source of market information, the market for power management semiconductors in calendar year 2004 was approximately $21 billion, growing to approximately $24 billion in calendar year 2005. Our Power Management ICs, Advanced Circuit Devices, Power Components and Power Systems address approximately $15 billion or over 70 percent of this market. We have seen signs of recovery from what we believe was an inventory correction in the first half of calendar year 2005. However, overall economic conditions can be uncertain and difficult to predict.

We believe current demand for our products is driven largely by the following:

•       Information Technology demand for increased speed and functionality

•       Consumer and Industrial demand for energy-efficiency

•       Automotive demand for increased fuel economy

•       Aerospace and Defense demand for advanced power management technology

We divide our products among three general product categories: Power Management ICs and Advanced Circuit Devices, Power Components and Power Systems. We report our results in six segments that generally reflect the products’ end-markets and our decision-making for our company about allocating resources, including the focus of research and development activities, and in assessing performance. We also generate revenues by licensing our intellectual property to third parties.

We summarize our segments into two groups, Focus Products and Non-Focus Products. Our Focus Product segments are: Computing and Communications (“C&C”), Energy-Saving Products (“ESP”), Aerospace and Defense (“A&D”), and Intellectual Property (“IP”). Our Non-Focus Product segments are: Commodity Products (“CP”) and Non-Aligned Products (“NAP”). To facilitate the comparison of current year segment results to that of prior years, segment disclosures for fiscal 2004 and 2003 have been restated to reflect these changes. (See also Note 7 to the Consolidated Financial Statements, “Segment and Geographic Information” for further details about our segments.)

We market our products through direct sales staff, representatives and distributors. Our customers include original equipment manufacturers (“OEMs”), distributors and subcontract manufacturers. For our customers in our Focus Product segments, we primarily use direct sales staff and representatives. In line with this strategy, we have added a complement of field application engineers and technical sales support staff to better serve the customers’ needs. For customers in the Commodity Product segment, we primarily sell through distributors, taking advantage of cross-selling opportunities with our other product families. No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of our consolidated revenue for the fiscal year ended June 30, 2005.

We conduct research and development activities to improve the performance and cost effectiveness of our product offerings in target applications. Our research and development program focuses on Power Management ICs, Advanced Circuit Devices and Power Systems and the advancement and diversification of our HEXFET® power MOSFET and IGBT product lines within our Focus Product segments. Our program places increasing emphasis on the development of chipsets and system-level solutions that improve overall system performance and cost, and helps customers accelerate market introduction of their products. In the fiscal years ended June 30, 2005, 2004 and 2003, we spent $104.9 million, $92.2 million and $78.9 million, respectively, on research and development activities.

We fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, Mexico, the United Kingdom, Italy, India and China. We also use third-party foundries and assemblers that provides us with capacity flexibility. We have been ramping up our most advanced manufacturing facility in Newport, Wales (United Kingdom) acquired in fiscal 2002. We plan to utilize this fabrication capacity almost exclusively for our Focus Products which offers us the much needed capacity over the next several years to support our growth.

Overview of Fiscal Year 2005 Results

Our revenues increased by 11 percent to $1.17 billion for the fiscal year ended June 30, 2005, compared to $1.06 billion for the prior fiscal year ended June 30, 2004, reflecting the growth in sales of our Focus Products and the overall improved industry and economic conditions. Gross profit margin during the same period grew to 43.5 percent of revenues for the fiscal year ended June 30, 2005, compared to 38.8 percent in the prior year. This improvement reflected the sale of a higher margin mix of our Focus Products, greater manufacturing efficiency from increased capacity utilization, and manufacturing cost savings across all segments. The revenue increase from our Focus Product segments was partially offset by decrease from sales of our Non-Focus Product segments. Royalties contributed $41.2 million to fiscal year 2005 revenues, compared to $41.9 million in fiscal year 2004.

Revenues as a percentage of total product revenues based on sales location were approximately 32 percent, 45 percent and 23 percent for North America, Asia and Europe, respectively, for the fiscal year ended June 30, 2005. Revenues as a percentage of total product revenues were approximately 30 percent,

46 percent and 24 percent for North America, Asia and Europe, respectively, for the fiscal year ended June 30, 2004.

Revenues from our Focus Product segments increased by 18 percent to $857.6 million for the fiscal year ended June 30, 2005 compared to $729.6 million in the prior fiscal year. These revenues comprised 73 percent of total revenues for fiscal year 2005, compared to 69 percent for fiscal year 2004. Gross margin for our Focus Product segments increased to 50.6 percent for the fiscal year ended June 30, 2005, compared to 46.5 percent in the prior fiscal year ended. We refer to the products we sell within our Focus Product segments as our “Focus Products”.

Revenues from our Non-Focus Product segments decreased by four percent to $316.8 million in fiscal 2005 from $330.9 million in fiscal 2004. Gross margin for our Non-Focus Product segments increased to 24.1 percent for the fiscal year ended June 30, 2005, compared to 21.7 percent in the prior fiscal year ended. In our Non-Focus Product segments, the market for these low-margin commodity products faced a serious inventory correction, sharply reduced lead-times and increased price pressures during fiscal year 2005. However, the commodity market conditions appear to be improving and we expect the improvement to continue through fiscal year 2006.

For the twelve months ended June 30, 2005, selling and administrative expense was $173.0 million (14.7 percent of revenues), compared to $164.7 million (15.5 percent of revenues) in the twelve months ended June 30, 2004.

For the twelve months ended June 30, 2005 and 2004, research and development expense was $104.9 million and $92.2 million (8.9 percent and 8.7 percent of revenues, respectively).

As of fiscal year ended June 30, 2005, we have substantially completed our restructuring activities previously announced in calendar years 2001 and 2002, which included reorganizing certain business units in the fourth quarter of fiscal 2005, based on the products’ end-markets or strategic application.

We are also continuing with our plan to review product lines and products not aligned with our long-term objectives to increase our overall gross margins to over 50 percent. We have discontinued business opportunities of over $100 million in annualized revenues since the beginning of fiscal year 2004, across various segments. Within our Non-Aligned Product segment, we have targeted an additional $110 million for realignment, whether by changing the model for how we participate in the business, or by divestiture or other transaction, such as a joint venture or strategic partnership. We plan to support our Non-Focus Product segments to the extent we believe appropriate, in order to manage, maintain or increase their value in line with our long-term goals for those segments. (Refer to “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Fiscal 2005 Compared with Fiscal 2004” and Note 7 to Consolidated Financial Statements, “Segment and Geographic Information,” for further discussions about our business segments.)

As of fiscal year ended June 30, 2005, we operated in the low 90s percent of our worldwide semiconductor fabrication and assembly/module manufacturing capacities, without taking into account subcontract or foundry capacity. Demand for our Focus Products contributed to the high levels of capacity utilization and we continue to invest significantly in our most advanced manufacturing facility in Newport, Wales, to provide additional capacity to support our Focus Products. We advanced our capital expansion plans in the last quarter of the fiscal year 2005, to address market conditions and capacity requirements for our Focus Products. We invested strategically in our core technologies including acquiring the specialty epitaxial services business from Advanced Technology Materials, Inc. at the beginning of fiscal year 2005. This acquisition enhances our ability to produce future generations of innovative power technologies.

We are committed to attracting and retaining the industry’s best qualified technical, sales, marketing and managerial personnel. With the issuance of FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”) that becomes effective for us in the first quarter of fiscal year 2006, we will reduce the number of employees who will receive stock options. We have established a new profit sharing plan to be in place for the new fiscal year 2006, to offset the impact of the option grant reduction and offer eligible employees long-term rewards. For fiscal year 2006, we anticipate that 10 percent of our net income before the profit sharing plan expense will be paid to certain eligible employees. In April 2005, we accelerated the vesting of all then outstanding equity awards, including employee stock options and restricted stock units, in anticipation of the adoption of SFAS No. 123R. We will avoid approximately $108 million in future compensation expense associated with our equity awards, of which approximately $60 million would have been in fiscal year 2006. (Refer to Note 5 to Consolidated Financial Statements, “Capital Stock” for further details about our stock option plans.)

At June 30, 2005, we had cash and cash equivalent balances of $360.0 million and cash investments in marketable debt securities of $580.7 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $132.1 million, totaled $1.07 billion. During the fiscal year ended June 30, 2005, operating activities generated cash flow of $220.9 million compared to $163.0 million in the prior fiscal year. Our cash, cash equivalents and cash investments totaled $940.7 million at fiscal year ended June 30, 2005, to position us for continued strong growth in fiscal year 2006.

Results of Operations

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions except percentages):

	Fiscal Years Ended June 30,
	2005		2004		2003
Revenues	$1,174.4	100.0%	$1,060.5	100.0%	$864.4	100.0%
Cost of sales	663.9	56.5	649.4	61.2	576.6	66.7
Gross profit	510.5	43.5	411.1	38.8	287.8	33.3
Selling and administrative expense	173.0	14.7	164.7	15.5	142.5	16.5
Research and development expense	104.9	8.9	92.2	8.7	78.9	9.1
Amortization of acquisition-related intangible assets	5.9	0.5	5.6	0.5	5.4	0.6
Impairment of assets, restructuring and severance charges	33.9	2.9	33.5	3.2	187.9	21.7
Other expense (income), net	7.4	0.7	(5.0)	(0.5)	0.0	0.0
Interest expense (income), net	1.3	0.1	1.8	0.2	(0.7)	0.0
Income (loss) before income taxes	184.1	15.7	118.3	11.2	(126.2)	(14.6)
Provision for (benefit from) income taxes	46.6	4.0	28.5	2.7	(36.6)	(4.2)
Net income (loss)	$137.5	11.7%	$89.8	8.5%	$(89.6)	(10.4)%

Fiscal 2005 Compared with Fiscal 2004

Revenues and Gross Margin

Revenues increased by 11 percent to $1.17 billion for the fiscal year ended June 30, 2005, compared to $1.06 billion for the prior fiscal year ended June 30, 2004. The increase reflected the growth in sales of our Focus Products and the overall improved industry and economic conditions. Royalties contributed $41.2 million to fiscal year 2005 revenues, compared to $41.9 million in fiscal year 2004.

Revenues from our Focus Products increased by 18 percent to $857.6 million for the fiscal year ended June 30, 2005, compared to $729.6 million in the prior fiscal year. These revenues comprised 73 percent of total revenues for fiscal year 2005, compared to 69 percent for fiscal year 2004. Our Focus Products include our valued-added Power Management ICs, Advanced Circuit Devices and Power Systems, and Power

Components that are sold into our C&C, ESP and A&D segments, as well as revenues from our IP segment. The revenue increase from our Focus Products was partially offset by decrease from sales of our Non-Focus Products (which includes our CP and NAP segments). Non-Focus Products revenues decreased by four percent to $316.8 million in fiscal 2005 from $330.9 million in fiscal 2004.

Revenues as a percentage of total product revenues based on sales location were approximately 32 percent, 45 percent and 23 percent for North America, Asia and Europe, respectively, for the fiscal year ended June 30, 2005. Revenues as a percentage of total product revenues were approximately 30 percent, 46 percent and 24 percent for North America, Asia and Europe, respectively, for the fiscal year ended June 30, 2004.

For the fiscal year ended June 30, 2005 and 2004, gross profit was $510.5 million and $411.1 million (43.5 percent and 38.8 percent of revenues), respectively. The gross profit margin improvement reflected the sale of a higher margin mix of our Focus Products, greater manufacturing efficiency from increased capacity utilization, and manufacturing cost savings across all segments. Average product selling price sold across all our segments declined by approximately four percent. We have discontinued over $100 million of business opportunities since the beginning of fiscal year 2004 to help address the price pressures faced by the commodity components contained in our Focus Product and Non-Focus Product segments.

As of June 30, 2005, our backlog of orders was $393.7 million compared to $403.3 million as of June 30, 2004. The backlog for our C&C and CP segments declined, which was partially offset by increase in backlog for our ESP and A&D segments.

Revenues and gross margin by business segments are as follows (in thousands except percentages):

	June 30, 2005			June 30, 2004
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications (“C&C”)	$386,662	32.9%	44.6%	$328,330	31.0%	40.6%
Energy-Saving Products (“ESP”)	300,521	25.6	55.0	250,763	23.6	49.2
Aerospace and Defense (“A&D”)	129,295	11.0	42.8	108,610	10.2	37.4
Intellectual Property (“IP”)	41,160	3.5	100.0	41,927	4.0	100.0
Subtotal Focus Products	857,638	73.0	50.6	729,630	68.8	46.5
Commodity Products (“CP”)	206,226	17.6	28.6	217,856	20.5	25.7
Non-Aligned Products (“NAP”)	110,560	9.4	15.9	113,014	10.7	14.1
Subtotal Non-Focus Products	316,786	27.0	24.1	330,870	31.2	21.7
Consolidated Total	$1,174,424	100.0%	43.5%	$1,060,500	100.0%	38.8%

Computing and Communications

Our Computing and Communications segment is comprised of our Power Management ICs, Advanced Circuit Devices, including iPowir™ multi-chip modules and DirectFET™ solutions, and Power Components (primarily HEXFET Power Components) that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles. Our C&C segment products are also used in digital television, portable handheld devices and cellular phones, and are primarily used for DC-DC converter type applications. C&C segment revenues increased by 18 percent compared to the prior fiscal year, reflecting more units sold as a result of increasing demands for greater computing power and improved communications. We believe we will continue to grow our server market share and we expect an increase in our communications and networking business, whose orders for the fiscal quarter ended June 30, 2005, were up 28 percent, compared to the fiscal quarter ended March 31, 2005.

Gross margin for the C&C segment improved to 44.6 percent for the fiscal year ended June 30, 2005, from 40.6 percent for the prior fiscal year, reflecting revenue growth as indicated above, sales from higher margin product lines, such as DirectFET HEXFET Power MOSFETS, greater manufacturing efficiency from increased capacity utilization, and restructuring cost savings.

Energy-Saving Products

Our Energy-Saving Product segment is comprised of our Power Management ICs, Advanced Circuit Devices and Power Components (primarily HEXFET and IGBT Power Components) for variable speed motion control in energy-saving appliances (such as washing machines, refrigerators and air conditioners), industrial systems (such as fans, pumps and compressors), advanced lighting products (including fluorescent lamps, high intensity discharge (“HID”) lamps, cold cathode fluorescent (“CCFL”) tubes and light emitting diodes (“LED”) lighting), advanced automotive solutions (primarily diesel injection, electric-gasoline hybrid and electric power steering systems), and consumer applications (for example, plasma TVs and digital-audio units). ESP segment revenues increased by 20 percent, which is attributed to more units sold as a result of energy shortages driving demand for greater efficiency across various end-market applications. The strong housing industry worldwide is increasing demand for our energy-saving appliance business. At the same time, developing economies such as China and India are contributing to the growth in our lighting business. Our appliance and lighting revenues increased by 41 percent during the fiscal year ended June 30, 2005 compared to the prior fiscal year.

Gross margin for the ESP segment improved to 55.0 percent for the fiscal year ended June 30, 2005, from 49.2 percent in the prior fiscal year, reflecting revenue growth as indicated above, sales of higher margin product lines, such as our energy-saving appliance modules, greater manufacturing efficiency from increased capacity utilization, and restructuring cost savings.

Aerospace and Defense

The Aerospace and Defense segment is comprised of advanced power management solutions, such as radiation-hardened power management modules, radiation-hardened Power Components, and other high-reliability Power Components that address power management requirements in satellites, launch vehicles, aircrafts, ships, submarines and other defense and high-reliability applications. Revenues for the fiscal year ended June 30, 2005 increased by 19 percent from the fiscal year ended June 30, 2004. Sales of new logic level radiation-hardened MOSFET products, additional sales into customer in-house DC-DC markets, and increased market share for more efficient and intelligent power management solutions contributed to this growth.

Gross margin for the A&D segment improved to 42.8 percent for the fiscal year ended June 30, 2005, from 37.4 percent in the prior fiscal year, reflecting revenue growth as indicated above, sales of higher margin product lines, such as the radiation-hardened power management modules, higher average selling price for certain products and restructuring cost savings.

Intellectual Property

The Intellectual Property segment reports our royalty income from licensing our intellectual property to third parties, which may include claims settlement from successful defense of our licenses. IP revenues for the fiscal year ended June 30, 2005 were fairly consistent with the prior fiscal year at $41.2 million for the fiscal year ended June 30, 2005 compared to $41.9 million for the prior fiscal year ended. Our licensed MOSFET patents expire between 2005 and 2010, with the broadest remaining in effect until 2007 and 2008. We continue to commit to research and development to generate new patents and other intellectual property and concentrate on incorporating our technologies into our Focus Products. We have a growing portfolio of over 400 U.S. patents, approximately 210 foreign patents and approximately 840 applications pending worldwide. In the past fiscal year, we added over approximately 100 patents worldwide. We expect royalties in fiscal year 2006 to be consistent with fiscal year 2005.

Commodity Products

The Commodity Product segment is comprised primarily of older-generation Power Components that are sold with margins generally below our strategic targets and are typically commodity in nature. These products have widespread use throughout the power management products industry and are often complementary to many of our Focus Products offerings or allow us to provide a full range of customer or application offerings. We often offer these products to take advantage of cross-selling opportunities for our other product families. These products may help to increase our manufacturing economies of scale. For the fiscal year ended June 30, 2005, revenues were $206.2 million, down five percent from $217.9 million in the fiscal year ended June 30, 2004, as we continued to discontinue certain low margin business opportunities in fiscal year 2005.

Gross margin for our CP segment improved to 28.6 percent for the fiscal year ended June 30, 2005, from 25.7 percent in the prior fiscal year, reflecting greater manufacturing efficiency from increased capacity utilization and restructuring cost savings.

Non-Aligned Products

The Non-Aligned Product segment includes businesses, product lines or products we are targeting for realignment, whether by changing the business model for how we participate in the business, or by divestiture or other strategic transactions, such as joint venture or partnership. We plan to support our Non-Focus Products to the extent we believe appropriate, to manage, maintain or increase their value in line with our long-term goals for those segments. Currently, product lines reported in this segment include certain modules, rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications. Revenues for the fiscal year ended June 30, 2005 were $110.6 million, decreasing two percent from $113.0 million in the fiscal year ended June 30, 2004.

Gross margin for our NAP segment improved to 15.9 percent for the fiscal year ended June 30, 2005, from 14.1 percent in the prior fiscal year, reflecting greater manufacturing efficiency from increased capacity utilization and restructuring cost savings.

Selling and Administrative Expense

For the fiscal year ended June 30, 2005, selling and administrative expense was $173.0 million (14.7 percent of revenues), compared to $164.7 million (15.5 percent of revenues) for the twelve months ended June 30, 2004. The decline in the selling and administrative expense ratio primarily reflected a higher revenue base in the current year compared to the prior year and our cost containment efforts. The absolute selling and administrative expense increase primarily reflected sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expense

For the fiscal year ended June 30, 2005 and 2004, research and development expense was $104.9 million and $92.2 million (8.9 percent and 8.7 percent of revenues, respectively). Research and development expenditures increased reflecting continued development efforts on our Focus Products across our C&C, ESP and A&D segments. Approximately 90 percent of the fiscal year 2005 spending was related to new technology and product development for our Focus Products

Impairment of Assets, Restructuring and Severance Charges

During fiscal 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition us to better fit the market conditions, de-emphasize the commodity business and accelerate the move to what we categorize as our proprietary products, which refer to our Power Management ICs, Advanced Circuit Devices and Power Systems. Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. We also planned to lower overhead costs across our support organizations. We have substantially completed these restructuring activities as of June 30, 2005. We expect to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California and an assembly line at Krefeld, Germany by fiscal year end 2006 or sooner.

We estimate that charges associated with the restructuring will be approximately $280 million. These charges will consist of approximately $220 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $54 million for severance. Of the $280 million in total charges, we expect cash charges to be approximately $110 million. For the fiscal year ended June 30, 2005, we realized savings of approximately $80 million from the restructuring activities, with approximately 70 percent of that savings affecting cost of goods sold.

For the fiscal year ended June 30, 2005, we recorded $34.0 million in total restructuring-related charges, consisting of: $25.3 million for asset impairment, plant closure costs and other charges and $8.7 million for severance-related costs. For the fiscal year ended June 30, 2004, we recorded $33.5 million in total restructuring-related charges, consisting of: $15.2 million for asset impairment, plant closure costs and other charges and $18.3 million for severance-related costs. Restructuring-related costs were measured in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. Asset impairments were calculated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In determining the asset groups, we grouped assets at the lowest level for which independent identifiable cash flows information was available. In determining whether an asset was impaired we evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from our initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses. Based on this, we determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

As of June 30, 2005, we had recorded $261.4 million in total charges, consisting of: $210.2 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $45.2 million for severance-related costs. Components of the $210.1 million asset impairment, plant closure and other charges included the following items:

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

•       As we emphasize more advanced generation trench products, we expect the future revenue stream from our less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million. This facility had significantly reduced production as of fiscal year ended June 30, 2003, and is being used primarily for research and development activities.

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

•       We are restructuring our manufacturing activities in Europe. Based on a review of our Swansea, Wales facility, a general-purpose module facility, we determined that this facility would be better suited to focus only on automotive applications. The general-purpose assembly assets in this facility, with a net book value of $13.6 million, were written down by $8.2 million. In addition, we have substantially completed the move of our manufacturing activities at our automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities as of June 30, 2005. We have also moved the production from our Venaria, Italy facility to our Borgaro, Italy and Mumbia, India facilities, which was completed as of December 31, 2003. We stopped manufacturing activities in our Oxted, England facility as of September 30, 2003.

•       We have eliminated the manufacturing of our non-space military products in our Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle our non-space qualified products formerly manufactured in this facility. We are also transitioning the assembly and test of non-space Power Components from our Leominster, Massachusetts facility to our Tijuana, Mexico facility, and expect to complete this activity by calendar year end 2005. Associated with this reduction in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•       $51.5 million in other miscellaneous items were charged, including $42.9 million in relocation costs and other impaired asset charges and $8.6 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. For the fiscal years ended June 30, 2005, 2004 and 2003, we had disposed of $1.8 million, $0.4 million and $2.6 million, respectively, of these inventories, which did not have a material impact on gross margin for the fiscal years then ended. As of June 30, 2005, $1.2 million of these inventories remained to be disposed.

Our restructuring activities are expected to result in severance charges of approximately $54 million through June 2006. Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount
El Segundo, California	Close manufacturing facilities	$15 million
Santa Clara, California and Leominster, Massachusetts	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	4 million
Veneria, Italy	Move manufacturing to India and discontinue certain products	11 million
Company-wide	Realign business processes	20 million
Total		$54 million

To date, of the $54 million noted above, we have recorded $45.2 million in severance-related charges: $40.1 million in severance termination costs related to approximately 1,200 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England. For the fiscal years ended June 30, 2005 and 2004, we recorded $8.5 million and $15.5 million, respectively, in severance termination costs and $0 and $2.8 million, respectively, in pension termination costs. The severance charges associated with the elimination of positions, which included the 1,200 persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In fiscal 2003, we had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany. In fiscal 2004, we finalized our plan and determined that total severance would be approximately $10 million, and accordingly, we adjusted purchased goodwill by $4.8 million. We communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to its affected employees at that time. The associated severance is expected be paid by calendar year end 2005.

The following summarizes our severance accrued related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the fiscal years ended June 30, 2005, 2004 and 2003. Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed. The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2002	$1,454	$—	$5,480	$6,934
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)
Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)
Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602

Other Income and Expense

Other (expense) income was ($7.4) million and $5.0 million for the fiscal years ended June 30, 2005 and 2004, respectively. For the fiscal year ended June 30, 2005, we recorded one-time $6.0 million charge associated with the accelerated vesting of stock options in order to avoid approximately $108 million of future compensation expense associated with our previously issued stock options and restricted stock units, as a result of the adoption of SFAS No. 123R. For the fiscal year ended June 30, 2004, we recognized $5.9 million in one-time pretax gains from the Hitachi settlement, net of legal costs and related expenses.

Interest Income and Expense

Interest income was $18.0 million and $14.2 million for the twelve months ended June 30, 2005 and 2004, respectively. The increase in income reflected higher prevailing interest rates and higher average cash and cash investment balance in the current year.

Interest expense was $19.2 million and $16.0 million for the twelve months ended June 30, 2005 and 2004, respectively. The increase in current period expense primarily reflected higher effective interest rate payable on our $550 million convertible subordinated notes outstanding (see Note 4 of the Notes to the Consolidated Financial Statements, “Bank Loans and Long-Term Debt” regarding the modification of the effective interest payable on our convertible notes).

Income Taxes

Our effective tax provision for the twelve months ended June 30, 2005 and 2004, was 25.3 percent and 24.1 percent, respectively, rather than the expected U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

Fiscal 2004 Compared with Fiscal 2003

Revenues and Gross Margin

Revenues for fiscal 2004 were $1.06 billion compared to $864.4 million in fiscal 2003. Fiscal 2004 revenues reflected the growth in sales of what we categorize as our Focus Products and the upturn in the semiconductor industry. Our Focus Product sales increased by 25 percent from the prior year and our Non-Focus Products sales increased by 18 percent. For the twelve months ended June 30, 2004, Semiconductor Industry Association data showed a 22 percent growth in semiconductor industry revenues for the business in which we operate, while our total revenues increased by 23 percent during this period. Royalties contributed $41.9 million to revenues, compared to $42.0 million in fiscal 2003.

Revenues from our Focus Products increased by 25 percent compared to the prior fiscal year. These revenues comprised 69 percent of total revenues for the fiscal year ended June 30, 2004, compared to 68 percent for fiscal year 2003.

Revenues as of percentage of total product revenues based on sales locations, were approximately 30 percent, 46 percent and 24 percent for North America, Asia and Europe, respectively, for the fiscal year ended June 30, 2004. Revenues as a percentage of total product revenues were approximately 34 percent, 42 percent and 24 percent for North America, Asia and Europe, respectively, for the fiscal year ended June 30, 2003.

For the twelve months ended June 30, 2004 and 2003, gross profit was $411.1 million and $287.8 million (38.8 percent and 33.3 percent of revenues), respectively. The gross profit margin improvement reflected the sale of a higher margin mix of our Focus Products and manufacturing cost savings, including reduced material costs, increased yield and labor and overhead efficiencies. Gross margin in the prior year ended June 30, 2003, included a $6.0 million inventory charge to write-down raw material and work-in-process inventories impaired as a result of planned plant closures, which negatively impacted gross margin by 0.7 percent for that period.

Revenues and gross margin by reportable business segments for fiscal years ended June 30, 2004 and 2003 have been restated to conform with fiscal 2005 presentation of reportable segments, as follows (in thousands except percentages):

	June 30, 2004			June 30, 2003
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications (“C&C”)	$328,330	31.0%	40.6%	$222,276	25.7%	34.0%
Energy-Saving Products (“ESP”)	250,763	23.6	49.2	208,775	24.2	45.9
Aerospace and Defense (“A&D”)	108,610	10.2	37.4	110,979	12.8	37.5
Intellectual Property (“IP”)	41,927	4.0	100.0	41,988	4.9	100.0
Subtotal Focus Products	729,630	68.8	46.5	584,018	67.6	43.7
Commodity Products (“CP”)	217,856	20.5	25.7	179,318	20.7	11.8
Non-Aligned Products (“NAP”)	113,014	10.7	14.1	101,107	11.7	11.4
Subtotal Non-Focus Products	330,870	31.2	21.7	280,425	32.4	11.7
Consolidated Total	$1,060,500	100.0%	38.8%	$864,443	100.0%	33.3%

Computing and Communications

Our C&C segment is comprised of our Power Management ICs, including iPowir™ multi-chip modules, Advanced Circuit Devices and Power Components (primarily HEXFET Power Components), that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles. C&C segment revenues increased by 48 percent compared to the prior year, reflecting more units sold as a result of primarily significantly improved economic conditions and increased demands for greater computing power and improved communications.

Gross margin for our C&C segment improved to 40.6 percent for the fiscal year ended June 30, 2004, from 34.0 percent in the prior year, reflecting revenue growth as indicated above, sales of higher margin product lines, greater manufacturing efficiency from increased capacity utilization, and restructuring cost savings.

Energy-Saving Products

Our ESP segment is comprised of our Power Management ICs, Advanced Circuit Devices and Power Components (primarily HEXFET and IGBT Power Components), that provide solutions for variable speed motion control in appliances and industrial systems; advanced lighting products; advanced automotive solutions; and consumer applications like plasma TVs. ESP segment revenues increased 20 percent, which is attributed to more units sold as a result of energy shortages driving demand for greater efficiency across various end-market applications. The strong housing industry worldwide is increasing demand for our energy-saving appliance business.

Gross margin for our ESP segment improved to 49.2 percent for the fiscal year ended June 30, 2004, from 45.9 percent in the prior year, reflecting revenue growth as indicated above, sales of higher margin product lines, greater manufacturing efficiency from increased capacity utilization, and restructuring cost savings.

Aerospace and Defense

The A&D segment is comprised of our high-reliability multi-chip power modules of advanced power management solutions, such as radiation-hardened power management modules, radiation-hardened Power Components, and other high-reliability Power Components that address power management requirements in satellites, launch vehicles, aircrafts, ships, submarines, and other defense and high-reliability applications. Revenues for the fiscal year ended June 30, 2004 decreased two percent from the fiscal year ended June 30, 2003, reflecting similar demand during 2004 as compared to 2003 for defense and high-reliability applications.

Gross margin for our A&D segment was fairly consistent with prior year at 37.4 percent for the fiscal year ended June 30, 2004, compared to 37.5 percent in the prior year. We continue our restructuring activities to consolidate and close certain facilities to increase our manufacturing efficiency.

Intellectual Property

The IP segment is comprised of royalty income from licensing our intellectual property to third parties, which may include claims settlement from successful defense of our licenses. IP revenues for the fiscal year ended June 30, 2004 were $41.9 million compared to $42.0 million in the prior fiscal year.

Commodity Products

The CP segment is comprised primarily of older-generation Power Components that are sold with margins generally below our strategic targets and are typically commodity in nature. We offer these products to take advantage of cross-selling opportunities for our other product families and/or increase our economies of scale. For the fiscal year ended June 30, 2004, revenues were $217.9 million, up 21 percent from $179.3 million in the fiscal year ended June 30, 2003, reflecting more units sold as a result of improved economic conditions.

Gross margin for the CP segment improved to 25.7 percent for the fiscal year ended June 30, 2004, from 11.8 percent in the prior year, reflecting revenue growth as indicated above and greater manufacturing efficiency from increased capacity utilization and restructuring cost savings.

Non-Aligned Products

The Non-Aligned Product segment includes businesses, product lines or products we are targeting for realignment, whether by changing the business model for how we participate in the business, or by divestiture or other strategic transactions, such as joint venture or partnership. We plan to support our Non-Focus Products to the extent we believe appropriate, to manage, maintain or increase their value in line with our long-term goals for those segments. Product lines included in this segment are certain modules, rectifies, diodes and thyristors used in automotive, industrial, welding and motor control applications. Revenues for the fiscal year ended June 30, 2004 were $113.0 million, increasing 12 percent from $101.1 million in the fiscal year ended June 30, 2003, reflecting more units sold as a result of improved economic conditions.

Gross margin for the NAP segment improved to 14.1 percent for the fiscal year ended June 30, 2004, from 11.4 percent in the prior year reflecting revenue growth as indicated above and greater manufacturing efficiency from increased capacity utilization and restructuring cost savings.

Selling and Administrative Expense

For the twelve months ended June 30, 2004, selling and administrative expense was $164.7 million (15.5 percent of revenues), compared to $142.5 million (16.5 percent of revenues) in the twelve months ended June 30, 2003. The decline in the selling and administrative expense ratio primarily reflected a higher revenue base in the fiscal year 2004 compared to the fiscal year 2003 and our cost containment efforts. The absolute selling and administrative expense increase primarily reflected sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expense

For the twelve months ended June 30, 2004 and 2003, research and development expense was $92.2 million and $78.9 million (8.7 percent and 9.1 percent of revenues, respectively). Research and development expenditures increased reflecting continued development efforts on our Focus Products across our C&C, ESP and A&D segments.

Impairment of Assets, Restructuring and Severance Charges

During fiscal 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition us to better fit the market conditions, de-emphasize the commodity business and accelerate the move to what we categorize as our proprietary products. Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. We also planned to lower overhead costs across our support organizations.

For the fiscal year ended June 30, 2004, we recorded $33.5 million in total charges, consisting of: $15.2 million for asset impairment, plant closure costs and other charges and $18.3 million for severance-related costs. For the fiscal year ended June 30, 2003, we recorded $193.9 million in total restructuring-related charges, consisting of: $169.7 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $18.2 million for severance-related costs. Restructuring-related costs were charged in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. Asset impairments were calculated in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. In determining the asset groups, we grouped assets at the lowest level for which independent identifiable cash flows information was available. In determining whether an asset was impaired we evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from our initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses. Based on this, we determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

For additional information about our restructuring charges, refer to “Fiscal 2005 Compared with Fiscal 2004—Impairment of Assets, Restructuring and Severance Charges” above.

Other Income and Expense

Other income (expense) was $5.0 million and $(0.02) million for the twelve months ended June 30, 2004 and 2003, respectively. For the twelve months ended June 30, 2004, we recognized $5.9 million in one-time pretax gains from the Hitachi settlement, net of legal costs and related expenses, partially offset by $1.3 million in litigation accruals (see Note 13 of the Notes to the Consolidated Financial Statements, “Litigation”).

Interest Income and Expense

Interest income was $14.2 million and $20.4 million for the twelve months ended June 30, 2004 and 2003, respectively. The decrease in income reflected lower prevailing interest rates in the fiscal year 2004 compared to fiscal year 2003.

Interest expense was $16.0 million and $19.7 million for the twelve months ended June 30, 2004 and 2003, respectively. The decrease in current period expense primarily reflected lower effective interest rate payable on our $550 million convertible debt (the “debt”) outstanding. In December 2002 of fiscal 2003, we modified the fixed rate payable on the debt from 4.25 percent to a variable LIBOR rate for $412.5 million of the balance outstanding. In April 2004, we modified the fixed rate payable on the remaining $137.5 million to a variable LIBOR rate (see Note 3 of the Notes to Consolidated Financial Statements, “Derivative Financial Instruments”).

Income Taxes

Our effective tax provision (benefit) for the twelve months ended June 30, 2004 and 2003, was 24.1 percent and (29.0) percent, respectively, rather than the expected U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalent balances of $360.0 million and cash investments in marketable debt securities of $580.7 million. Our cash, cash equivalents, cash investments in marketable debt securities and unused credit facilities of $132.1 million, totaled $1.07 billion. Our investment portfolio consists of available-for-sale fixed income, investment-grade securities as of June 30, 2005.

During the fiscal year ended June 30, 2005, operating activities generated cash flow of $220.9 million compared to $163.0 million in the prior year. Cash flow from operations included $76.3 million of depreciation and amortization and $18.6 million of tax benefit from options exercised for the twelve months ended. Changes in operating assets and liabilities decreased cash by $16.0 million. The increase in working capital was primarily attributable to an increase in inventory as we prepare for a stronger second half of calendar 2005, partially offset by increase in accounts payable and accrued taxes due to timing of cash payments.

During the fiscal year ended June 30, 2005, cash used in investing activities totaled $277.0 million. Proceeds from sales or maturities of cash investments were $387.5 million, while purchases were $471.0 million for the twelve months ended June 30, 2005. Certain prior years’ amounts have been reclassified to conform to the current-year presentation. Auction rate securities are now classified as available-for-sale securities and reported as short-term cash investments instead of cash and cash equivalents, for all periods presented. The auction rate securities were $0 and $100.6 million at June 30, 2005 and 2004, respectively. We invested $135.1 million in capital expenditures. As of fiscal year ended June 30, 2005, we operated in the low 90s percent of our worldwide semiconductor fabrication and assembly/module manufacturing capacities, without taking into account subcontract or foundry capacity. Demand for our Focus Products contributed to the high levels of capacity utilization and we continue to invest significantly in our most advanced manufacturing facility in Newport, Wales, to provide additional capacity to support our Focus Products. We advanced our capital expansion plans in the last quarter of the fiscal year 2005, to address market conditions and capacity requirements for our Focus Products. As a consequence we anticipate that nearly 70 percent of capital expenditures for fiscal year 2006 will be in the first half of the year. During fiscal year 2005, we have invested strategically in our core technologies including acquiring the specialty epitaxial services business from Advanced Technology Materials, Inc. for $39.6 million and certain other technologies for $11.5 million. These acquisitions will enhance our ability to produce future generations of innovative power technologies,.

At June 30, 2005, we had purchase commitments for capital expenditures of approximately $24.2 million, the majority of which is at our Newport facility. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

Financing activities during the fiscal year ended June 30, 2005 generated $76.4 million. Proceeds from issuance of common stock and exercise of stock options contributed $75.8 million. As of June 30, 2005, we had revolving, equipment and foreign credit facilities of $166.6 million, against which $34.5 million had been used. As discussed in Note 3, “Derivative Financial Instruments”, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the December 2002 and April 2004 interest rate swap transactions, as determined periodically. At June 30, 2005, $12.0 million in letters of credit were outstanding related to these transactions. The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time. To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter ended June 30, 2005, our letter of credit commitment would have increased by $4.5 million to $16.6 million.

We do not have any off balance sheet arrangements as of June 30, 2005. As of June 30, 2005, the following lists our contractual obligations for the next five years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	5 years & thereafter
Long-term debt	$568,949	$18,215	$49	$550,050	$51	$52	$532
Interest payable on convertible notes	63,599	22,974	27,158	13,467	—	—	—
Operating leases	16,759	4,399	3,553	2,359	2,203	2,445	1,800
Capital equipment purchase commitments	24,249	24,249	—	—	—	—	—
Total	$673,556	$69,837	$30,760	$565,876	$2,254	$2,497	$2,332

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the $150 million Credit Facility with BNP Paribas (see Note 4 of the Notes to the Consolidated Financial Statements, “Bank Loans and Long-Term Debt”), will be sufficient to meet our currently foreseeable operating cash requirements and to take advantage of strategic opportunities as they occur in the next twelve months. Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity. Our $550 million convertible subordinated notes are due in July 2007. We anticipate that this debt will be refinanced through public or private offerings of debt or equity.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154, which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS

No. 154 is effective for fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates, and the new standard may be adopted using either the modified prospective transition method or the modified retrospective transition method. In April 2005, the SEC approved a change in the effective date of SFAS No. 123R for public companies to be effective in the annual, rather than interim, periods beginning after June 15, 2005. SFAS No. 123R will be effective for us beginning in the September 2005 quarter of fiscal year 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) “Share-Based Payment”, which expresses views of the Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations. SAB No. 107 also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We have evaluated the requirements of SAB No. 107 in connection with our adoption of SFAS No. 123R and expect that these new pronouncements will have a material impact on our results of operations for future employee stock options granted. The new guidance will not have an impact on our options outstanding as of April 18, 2005, as we have accelerated the vesting of these options.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”). The American Jobs Creation Act of 2004 (“AJCA”), subject to certain limitations, as phased-in introduces a special nine percent tax deduction on qualified production activities. FSP FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”, rather than as a tax rate reduction. We are assessing the potential impact of this new legislation based on the fact that additional guidance is still being issued, but currently do not believe the adoption of FSP FAS 109-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP FAS No. 109-2”), which introduces a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer (repatriation provision), provided certain criteria are met. We are currently evaluating the impact of FSP FAS No. 109-2, and expect to substantially complete our analysis by the third quarter of fiscal year 2006.

Critical Accounting Estimates

Revenue Recognition and Allowances

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition”, we recognize revenue when the evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. We recognize the majority of revenues upon shipment for product sales to all customers, including distributors, with provisions for estimated returns and allowances recorded at the time of shipment. Certain customers have limited rights of returns and price protection programs. We continuously monitor product returns and potential price adjustments and record a provision for these based on notification we receive of pending credits and historical experience. While such credits have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same rate of returns and allowances. If the historical data and estimates we used to calculate these provisions do not properly reflect future activity, our net sales, gross profit, net income and earnings per share could be impacted.

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

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly. If actual market demand differs from our forecasts, our financial position, results of operations and cash flows may be materially impacted.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Realization of deferred tax assets is dependent upon generating sufficient taxable income. Valuation allowances are established for the deferred tax assets for which we believe do not meet the “more likely than not” criteria established by SFAS No. 109. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If our assumptions and estimates change in the future, then the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income as a credit to income tax expense. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

We recognize certain tax liabilities for anticipated tax audit findings in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which additional taxes would be due, in accordance with SFAS No. 5, “Accounting for Contingencies”. If the audit findings result in actual taxes owed more or less than what we had anticipated, our income tax expense would be increased or decreased, accordingly, in the period of the determination.

U.S. income taxes have not been provided on approximately $279.2 million of undistributed earnings of foreign subsidiaries since we consider these earnings to be invested indefinitely or offset by foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Loss Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies”, requires that we provide an allowance for the estimated loss from a loss contingency such as a legal proceeding or claim, if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. SFAS No. 5 requires that we disclose material loss contingency if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and whether we can reasonably estimate the amount of the loss. We regularly evaluate current information available to us to assess whether such accruals should be adjusted. If the actual outcome of the legal proceeding or claim differs from our assessment, our financial position, results of operations or cash flows could be materially impacted.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K includes some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth below under “Factors that May Affect Future Results” and other uncertainties disclosed in our reports filed from time to time with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information, future events or otherwise.

Factors That May Affect Future Results

Downturns in the highly cyclical semiconductor industry or changes in end market demand could affect our operating results and the value of our business.

The semiconductor industry is highly cyclical and the value of our business may decline during the down portion of these cycles. We have experienced these conditions in our business in the recent past and we cannot predict when we may experience such downturns in the future. Future downturns in the semiconductor industry, or any failure of the industry to recover fully from its recent downturns could seriously impact our revenues and harm our business, financial condition and results of operations. Although markets for our semiconductors appear stable, we cannot assure you that they will continue to be stable or that our markets will not experience renewed, possibly more severe and prolonged, downturns in the future.

In addition, we may experience significant changes in our profitability as a result of variations in sales, seasonality, changes in product mix, price competition for orders and the costs associated with the introduction of new products and start-up of new facilities. The markets for our products depend on continued demand in the information technology, consumer, industrial, aerospace and defense and automotive markets, and these end markets may experience changes in demand that could adversely affect our operating results and financial condition.

Consumer and/or corporate spending for the end market applications which incorporate our products may be reduced due to increased oil prices or otherwise.

Our revenues and gross margin guidance is dependent on certain level of consumer and/or corporate spending. If our projections of these expenditures fail to materialize, due to reduced consumer or corporate spending from increased oil prices or otherwise, our revenues and gross margin could be adversely impacted.

We maintain backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

With certain exceptions related to products within our Aerospace and Defense and Non-Aligned Product segments, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacturing of products without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to them could have a material adverse effect on both our levels of inventory and revenues.

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

Our future financial performance and success are largely dependent on our ability to implement our business strategy successfully of transforming our business to one led by our Focus Products and succeeding on our plans to restructure our company. We cannot assure you that we will continue to successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations.

The failure to execute on our plans to divest or discontinue that are not consistent with our business objectives, and replace those revenues with higher-margin product sales could adversely affect our operating results.

We have announced the divestiture, discontinuation or change in business model of certain of our Non-Focus Products that are not consistent with our business objectives or margin targets. Our plan is to replace the divested or discontinued revenues with (or change the business model to achieve) higher-margin product sales and target gross margin of greater 50 percent. We cannot assure you that we will complete our plans or achieve our target gross margin. The activities involved with the divestiture, discontinuation and re-alignment of product sales could involve changes to various aspects of our business which could adversely affect our profitability to an extent we have not anticipated. Even if we fully execute and implement our plans, there may be unforeseen factors that could adversely impact our operating results.

The failure to implement, as well as the completion and impact of our restructuring programs and cost reductions could adversely affect our business.

In December 2002, we announced a number of restructuring initiatives. Our goal was to reposition our company to better fit the market conditions, de-emphasize our commodity business and accelerate the move to what we categorize as our proprietary products, which refer to our Power Management ICs, Advanced Circuit Devices, and Power Systems. The restructuring includes consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. The restructuring also includes lowering overhead costs across our support organization. We cannot assure you that these restructuring initiatives will achieve their goals, accomplish the cost reductions planned or be  accomplished within our expectations as to the amount of charges to be taken in connection with that activity. Additionally, because our restructuring activities involve changes to many aspects of our business, the costs reductions could adversely affect productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these restructuring activities, and they generate the anticipated cost savings, there may be other unforeseen factors that could result in the amount of charges to be taken in connection with our restructuring activities or otherwise adversely impact our profitability and business.

Failure to timely complete our expansion plans for our wafer fabrication facility could adversely affect our revenue growth and ability to achieve our margin targets.

We have announced that we are operating in the low 90s percent of our worldwide semiconductor fabrication and assembly/module manufacturing capacities, without taking into account subcontract or foundry capacity, and that we are advancing our expansion plans for our most advanced wafer fabrication facility in Newport, Wales to provide additional capacity to support our growth of our Focus Products. If we fail to timely execute on those plans in advance of demand for our products, that failure could adversely affect our revenue growth and ability to achieve our margin targets. We cannot assure you that we will complete our plans timely, that the ramp-up of the expanded facilities will occur effectively and without error or delay, or that sufficient third party sources would be available to satisfy our ability to meet customer demand. Even if we fully execute and implement our plans, there may be unforeseen factors that could adversely impact our operating results.

Delays in initiation of production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency has been and will be an important factor in our future profitability, and we may not be able to maintain or increase our manufacturing efficiency. Our manufacturing and testing processes are complex, require advanced and costly equipment and are continually being modified in our efforts to improve yields and product performance. Difficulties in the manufacturing process can lower yields. Technical or other problems could lead to production delays, order cancellations and lost revenue. In addition, any problems in achieving acceptable yields, construction delays, or other problems in upgrading or expanding existing facilities, building new facilities, problems in bringing other new manufacturing capacity to full production or changing our process technologies, could also result in capacity constraints, production delays and a loss of future revenues and customers. Our operating results also could be adversely affected by any increase in fixed costs and operating expenses related to increases in production capacity if net sales do not increase proportionately, or in the event of a decline in demand for our products.

If some original equipment manufacturers (“OEMs”) do not design our products into their equipment, a portion of our revenue may be adversely affected.

A design win from a customer does not guarantee future sales to that customer. We may be unable to achieve these “design wins”. Without design wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all. Once an OEM designs another supplier’s semiconductor into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive is significant revenue from that customer and we may be unable to convert design into actual sales.

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

We have traditionally relied on our patents and proprietary technologies. Patent litigation settlements and royalty income substantially contribute to our financial results. Enforcement of our intellectual property rights is costly, risky and time-consuming. We cannot assure you that we can successfully continue to protect our intellectual property rights, especially in foreign markets. Our key MOSFET patents expire between 2005 and 2010, although our broadest MOSFET patents expire in 2007 and 2008. Our royalty income is largely dependent on the following factors: the remaining terms of our MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; remaining covered under unexpired MOSFET patents; the defensibility and enforceability of our patents; changes in our licensees’ unit sales, prices or die sizes; and the terms, if any, upon which expiring license agreements are renegotiated. Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly affect royalty income. As a consequence, we cannot guarantee that our royalty income will continue at levels consistent with prior periods. Any decrease in our royalty income could have a material adverse effect on our operating results and financial condition.

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

We are transferring manufacturing from our Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities. We are ramping up our Newport, Wales facility, and anticipate to transfer our El Segundo manufacturing to the Newport, Wales facility by fiscal year end June 2005. We have experienced some delays and/or technical problems in moving our various facilities. Continued delays and/or technical problems in completing the remaining transfers could lead to increased costs, reduced yields, delays in product deliveries, order cancellations and/or lost revenue.

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

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weakness in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

If OEMs do not design our products into their equipment, a portion of our revenue may be adversely affected.

A design win from a customer does not guarantee future sales to that customer. We may be unable to achieve these “design wins.” Without design wins from OEMs, we would only be able to sell our products to these OEMs as a second source. Once an OEM designs another supplier’s semiconductors into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive is significant revenues from that customer and we may be unable to convert design into actual sales. Even after a design win, the customer is not obligated to purchase our products and can choose at any time to stop using our product, if, for example, its own products are not commercially successful.

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

We invest excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and governmental securities. We also hold as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation. The value of these investments is subject to market fluctuations, which if adverse, could have a material adverse effect on our operating results and financial condition.

Our products may be found to be defective and, as a result, product liability claims may be asserted against us which may harm our business and our reputation with our customers.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, we shipped individual semiconductor devices in 2004 to customers around the world, and in the ordinary course of our business we receive warranty claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers depending on applicable law and contract), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required to choose to pay for the damages that result. Although we currently have product liability insurance, we may not have sufficient insurance coverage, and we may not have sufficient resources, to satisfy all possible product liability claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls over financial reporting, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. While management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

Unforeseen changes in market conditions, tax laws and other factors could impact our judgment about the realizability of our deferred tax assets.

We have made certain judgments regarding the realizability of our deferred tax assets. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets, after considering all available positive and negative evidence. If our assumptions and estimates change in the future given unforeseen changes in market conditions, tax laws or other factors, then the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income as a credit to income tax expense.

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

Natural disasters, like those related to Hurricane Katrina, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

Moreover, natural disasters, like those related to Hurricane Katrina, or threats or occurrences of other similar events, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability. Such events could affect our domestic and international sales, disrupt our supply chains, primarily for raw materials and process chemicals and gases, and impair our ability to produce and deliver our products. While we do not have facilities located near the affected areas, such activities could affect physical facilities of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that natural events have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading “Factors that May Affect Future Results”.

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps. Our primary objective is to preserve principal while maximizing net investment yield without significantly increasing risk. At June 30, 2005, we evaluated the effect that near-term changes in interest rates would have had on these transactions. A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had an annualized favorable impact of approximately $1.2 million on net interest income/expense since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt. For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.3 million, and a decrease of ten percent in interest rates would have had an adverse impact of $(0.1) million, on net interest income/expense. These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”) (see Notes 3, “Derivative Financial Instruments,” and 4, “Bank Loans and Long-Term Debt”). At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. In April 2004, we entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. The variable interest rate we have paid since the inception of the swap has averaged 2.47 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal years ended June 30, 2005, 2004 and 2003, these arrangements reduced interest expense by $8.0 million, $12.9 million and $10.4 million, respectively.

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the two Transactions were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings. To measure the effectiveness of the hedge relationship, we use a regression analysis. To evaluate the relationship of the fair value of the Transaction and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discount the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date. In addition, our ability to call the Debt was considered in assessing the effectiveness of the hedging relationship. For those years that were projected to include at least a portion of redemption of the convertible debentures, we employed a valuation model known as a Monte Carlo simulation. This simulation allows us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponded to the Debt’s expected maturity date. The market value of the December 2001 Transaction was a $0.3 million liability and a $13.1 million asset at June 30, 2005 and 2004, respectively. The market value of the April 2004 Transaction was a $3.4 million liability and a $1.3 million liability at June 30, 2005 and 2004, respectively.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at June 30, 2005 and 2004, was $0.1 million and $0.9 million, respectively, and was included in other long-term assets. Interest expense was increased by mark-to-market losses of $0.8 million, $0.5 million and $3.1 million, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen. Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies. Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have significant yen-based revenues without the yen-based manufacturing costs. We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures. To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs. Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen. Such an adverse change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the fiscal years ended June 30, 2005, 2004 and 2003.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan. We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings. Under the terms of the Forward Contract, we are required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At June 30, 2005, three quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar. The market value of the Forward Contract was a $0.1 million asset and a ($2.2) million liability at June 30, 2005 and 2004, respectively. The mark-to-market gains (losses), net of tax, of $0.7 million, ($4.0) million and $4.0 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, was included in other comprehensive income. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $75.9 million and $62.4 million in notional amounts of forward contracts which were not designated as accounting hedges under SFAS No. 133 at June 30, 2005 and 2004, respectively. Net realized and unrealized foreign-currency gains recognized in earnings were $1.4 million for the fiscal year ended June 30, 2005 and less than $1 million for the fiscal years ended June 30, 2005, 2004 and 2003.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Supporting Financial Statement Schedule:

Schedule No.	Page
II Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 30, 2005, 2004 and 2003	101

Schedules other than those listed above have been omitted since they are either not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Rectifier Corporation

We have completed an integrated audit of International Rectifier Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its fiscal year 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report to Stockholders on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Los Angeles, California
September 15, 2005

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share amounts)

	Fiscal Years Ended June 30,
	2005	2004	2003
Revenues	$1,174,424	$1,060,500	$864,443
Cost of sales	663,901	649,406	576,633
Gross profit	510,523	411,094	287,810
Selling and administrative expense	173,037	164,723	142,499
Research and development expense	104,876	92,156	78,904
Amortization of acquisition-related intangible assets	5,939	5,623	5,364
Impairment of assets, restructuring, severance and other charges	33,952	33,534	187,890
Other expense (income), net	7,377	(5,038)	22
Interest expense (income), net	1,274	1,812	(671)
Income (loss) before income taxes	184,068	118,284	(126,198)
Provision for (benefit from) income taxes	46,608	28,514	(36,559)
Net income (loss)	$137,460	$89,770	$(89,639)
Net income (loss) per common share:
Net income (loss) per common share—basic	$2.03	$1.37	$(1.40)
Net income (loss) per common share—diluted	$1.91	$1.31	$(1.40)
Average common shares outstanding—basic	67,621	65,459	63,982
Average common shares and potentially dilutive securities outstanding—diluted	77,089	68,363	63,982

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands except share amounts)

	June 30, 2005	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$359,978	$339,024
Short-term cash investments	278,157	221,130
Trade accounts receivable, less allowance for doubtful accounts	158,510	154,911
Inventories, net	177,560	159,908
Current deferred income taxes	34,784	44,141
Prepaid expenses and other receivables	53,387	34,096
Total current assets	1,062,376	953,210
Long-term cash investments	302,585	276,055
Property, plant and equipment, at cost, less accumulated depreciation ($520,335 in 2005 and $466,015 in 2004)	488,204	393,919
Goodwill	152,457	139,919
Acquisition-related intangible assets, less accumulated amortization ($24,291 in 2005 and $18,455 in 2004)	35,354	28,605
Long-term deferred income taxes	76,158	74,366
Other assets	106,410	150,932
Total assets	$2,223,544	$2,017,006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$18,168	$18,866
Long-term debt, due within one year	163	274
Accounts payable	81,893	78,164
Accrued salaries, wages and commissions	33,344	36,510
Other accrued expenses	91,328	81,222
Total current liabilities	224,896	215,036
Long-term debt, less current maturities	547,259	560,019
Other long-term liabilities	26,186	22,950
Deferred income taxes	—	14,789
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders’ equity:
Common shares, $1 par value, authorized: 330,000,000; issued and outstanding: 66,826,428 shares in 2005 and 66,358,328 shares in 2004	69,826	66,358
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2005 and 2004	—	—
Capital contributed in excess of par value of shares	854,045	757,169
Retained earnings	435,145	297,685
Accumulated other comprehensive income	66,187	83,000
Total stockholders’ equity	1,425,203	1,204,212
Total liabilities and stockholders’ equity	$2,223,544	$2,017,006

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(In thousands except share amounts)

	Common Shares	Capital Contributed in Excess of Par Value of Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 30, 2002	$63,699	$691,295	$297,554	$6,097	$—	$1,058,645
Net loss for the year ended June 30, 2003	—	—	(89,639)	—	(89,639)	(89,639)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	23,886	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $2,374	—	—	—	—	4,043	—
Net unrealized gains on available-for-sale securities, net of deferred tax provision of $5,643	—	—	—	—	9,607	—
Less: Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $1,728	—	—	—	—	(2,941)	—
Other comprehensive income	—	—	—	34,595	34,595	34,595
Comprehensive loss	—	—	—	—	(55,044)	—
Issuance of common shares:
233,850—exercise of stock options	234	2,984	—	—	—	3,218
252,724—stock purchase plan	253	4,648	—	—	—	4,901
Tax benefits from exercise of stock options and stock purchase plan	—	519	—	—	—	519
Balance, June 30, 2003	$64,186	$699,446	$207,915	$40,692	$—	$1,012,239
Net income for the year ended June 30, 2004	—	—	89,770	—	89,770	89,770
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	18,978	—
Unrealized losses on foreign currency forward contract, net of deferred tax benefit of $2,341	—	—	—	—	(3,986)	—
Net unrealized gains on available-for-sale securities, net of deferred tax provision of $17,660	—	—	—	—	30,423	—
Less: Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $1,826	—	—	—	—	(3,107)	—
Other comprehensive income	—	—	—	42,308	42,308	42,308
Comprehensive income	—	—	—	—	132,078	—
Issuance of common shares:
1,876,664—exercise of stock options	1,876	36,757	—	—	—	38,633
296,481—stock purchase plan	296	5,282	—	—	—	5,578
Tax benefits from exercise of stock options and stock purchase plan	—	15,684	—	—	—	15,684
Balance, June 30, 2004	$66,358	$757,169	$297,685	$83,000	$—	$1,204,212
Net income for the year ended June 30, 2005	—	—	137,460	—	137,460	137,460
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(4,267)	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of ($391)	—	—	—	—	667	—
Net unrealized losses on available-for-sale securities, net of deferred tax benefit of $8,248	—	—	—	—	(14,043)	—
Less: Reclassification adjustments of loss on available-for-sale securities and foreign currency forward contract, net of tax benefit of ($487)	—	—	—	—	830	—
Other comprehensive loss	—	—	—	(16,813)	(16,813)	(16,813)
Comprehensive income	—	—	—	—	120,647	—
Issuance of common shares:
3,213,840—exercise of stock options	3,214	64,321	—	—	—	67,535
254,260—stock purchase plan	254	8,011	—	—	—	8,265
Tax benefits from exercise of stock options and stock purchase plan	—	18,572	—	—	—	18,572
Accelerated vesting of stock options	5,972	—	—	—	5,972
Balance, June 30, 2005	$69,826	$854,045	$435,145	$66,187	$—	$1,425,203

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Fiscal Years Ended June 30,
	2005	2004	2003
Cash flow from operating activities:
Net income (loss)	$137,460	$89,770	$(89,639)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,338	56,915	56,430
Amortization of acquisition-related intangible assets	5,939	5,623	5,364
Unrealized gains on derivative transactions	(955)	(860)	(211)
Impairment of assets, restructuring and severance charges	—	—	180,214
Deferred income taxes	(398)	(14,638)	(60,124)
Tax benefit from options exercised	18,572	15,684	519
Accelerated vesting of stock options	5,972	—	—
Change in operating assets and liabilities, net (Note 1)	(16,003)	10,479	36,938
Net cash provided by operating activities	220,925	162,973	129,491
Cash flow from investing activities:
Additions to property, plant and equipment	(135,133)	(86,170)	(71,759)
Proceeds from sale of property, plant and equipment	265	891	87
Acquisition of certain business assets and businesses, net of cash acquired	(39,633)	—	—
Acquisition of technologies	(11,500)	—	—
Sale or maturities of cash investments	387,513	567,562	514,896
Purchase of cash investments	(471,020)	(566,000)	(503,025)
Other, net	(7,527)	3,818	(8,435)
Net cash used in investing activities	(277,035)	(79,899)	(68,236)
Cash flow from financing activities:
(Repayments of) proceeds from short-term debt	(539)	544	(2,260)
Proceeds from long-term debt	—	—	104
Repayments of long-term debt	(165)	(120)	(177)
Repayments of capital lease obligations	(288)	(888)	(991)
Proceeds from exercise of stock options and stock purchase plan	75,800	44,211	8,119
Other, net	1,597	(382)	(2,160)
Net cash provided by financing activities	76,405	43,365	2,635
Effect of exchange rate changes on cash and cash equivalents	659	(4,238)	(1,797)
Net increase in cash and cash equivalents	20,954	122,201	62,093
Cash and cash equivalents, beginning of year	339,024	216,823	154,730
Cash and cash equivalents, end of year	$359,978	$339,024	$216,823

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Summary of Significant Accounting Policies

Business

International Rectifier Corporation (“IR” or the “Company”) is a leading designer, manufacturer and marketer of power management products using power semiconductors. Power semiconductors process electricity into a form more usable by electrical products. The Company’s products address the two core challenges of power management, power conservation and power performance, by increasing system efficiency, allowing more compact end products, improving features and functionality and extending battery life.

The Company focuses on the power management requirements of a specific application and brings a comprehensive portfolio of products and technologies to better satisfy the needs of that application. The Company concentrates on markets including computers, communications networking, consumer electronics, energy-saving appliances, lighting, satellites, launch vehicles, aircraft and automotive diesel injection, where its comprehensive portfolio of technologies enable better, more competitive end products.

According to iSuppli, a leading industry source for market information, the market for power management semiconductors in calendar year 2004 was approximately $21 billion, growing to approximately $24 billion in calendar year 2005. The Company’s products address approximately $15 billion or over 70 percent of this market.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are located in North America, Europe and Asia. Intercompany transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52-53 week fiscal year under which fiscal 2005 consisted of 52 weeks ending July 3, 2005, fiscal 2004 consisted of 52 weeks ending July 4, 2004, and fiscal 2003 consisted of 53 weeks ending July 6, 2003. For ease of presenting the accompanying consolidated financial statements, the fiscal year end for all periods presented is shown as June 30.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition”, the Company recognizes revenue when the evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of services has occurred. The Company recognizes the majority of revenues upon shipment for product sales to all customers, including distributors, with provisions for estimated returns and allowances recorded at the time of shipment. Certain customers have limited rights of returns and price protection programs. The Company continuously monitors product returns and potential price adjustments and record a provision for these based on notification received of pending credits and historical experience. While such credits have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rate of returns and allowances. If the historical data and estimates used to calculate these provisions do not properly reflect future activity, the Company’s revenues, gross profit, net income and net income per common share could be impacted.

Certain of the Company’s customers’ contracts contain substantive acceptance provisions. In such circumstances, the Company recognizes revenue in accordance with specific contract provisions, in most instances upon customer inspection or upon delivery of proof of conformance to customer specifications. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Research and Development

Research and development costs are expensed as incurred.

Environmental Costs

Costs incurred to investigate and remediate contaminated sites are expensed when such costs are identified and estimable.

Interest Income (Expense)

Interest income (expense) for the fiscal years ended June 30, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Interest income	$17,956	$14,217	$20,375
Interest expense	(19,230)	(16,029)	(19,704)
Interest income (expense), net	$(1,274)	$(1,812)	$671

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Realization of deferred tax assets is dependent upon generating sufficient taxable income. Valuation allowances are established for the deferred tax assets for which the Company believes do not meet the “more likely than not” criteria established by SFAS No. 109. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the Company’s assumptions and estimates change in the future, then the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the Company is ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income as a credit to income tax expense. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The Company recognizes certain tax liabilities for anticipated tax audit findings in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which additional taxes would be due, in accordance with SFAS No. 5, “Accounting for Contingencies”. If the audit findings result in actual taxes owed more or less than what the Company had anticipated, its income tax expense would be increased or decreased, accordingly, in the period of the determination.

U.S. income taxes have not been provided on approximately $279.2 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be invested indefinitely or offset by foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

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

Statement of Cash Flows

Components in the change of operating assets and liabilities, net of effects of acquisitions, for the fiscal years ended June 30, 2005, 2004 and 2003 were comprised of the following (in thousands):

	2005	2004	2003
Trade accounts receivable	$(4,195)	$(11,106)	$14,811
Inventories, net	(16,234)	15,184	6,973
Prepaid expenses and other receivables	(12,787)	76	(10,250)
Accounts payable	4,347	(13,874)	20,488
Accrued salaries, wages and commissions	(3,242)	6,907	1,914
Other accrued expenses	16,108	13,292	3,002
Change in operating assets and liabilities, net	$(16,003)	$10,479	$36,938

Supplemental disclosures of cash flow information (in thousands):

	2005	2004	2003
Cash paid during the year for:
Interest	$16,566	$14,211	$19,194
Income taxes	13,925	11,395	18,890
Interest capitalized	2,336	1,408	1,380

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of fair value information about financial instruments. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, the timing of future cash flows and the discount rate. Considerable judgment and assumptions, which are inherently subjective in nature, are required to interpret market data in developing the estimates of fair value. Accordingly, the estimated fair values may not necessarily be realized in an immediate sale or settlement of the instrument in a current market exchange. The disclosure requirements of SFAS No. 107 exclude certain financial instruments (e.g., leases) and all non-financial instruments (e.g., fixed assets, intangibles).  Accordingly, the aggregate amount presented does not reflect the underlying value of the Company. The Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term nature of these investments.

Cash, Cash Equivalents, and Cash Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The cost of these investments approximates fair value. The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes and bonds and U.S. government securities. At June 30, 2005 and 2004, all of the Company’s marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” unrealized gains and losses on these investments are included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value of these investments judged by management to be other than temporary, if any, are included in interest income and expense.

Cash, cash equivalents and cash investments as of June 30, 2005 and 2004 are summarized as follows (in thousands):

	2005	2004
Cash and cash equivalents	$359,978	$339,024
Short-term cash investments	278,157	221,130
Long-term cash investments	302,585	276,055
Total cash, cash equivalents and cash investments	$940,720	$836,209

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly. Inventories at June 30, 2005 and 2004 were comprised of the following (in thousands):

	2005	2004
Raw materials	$33,328	$30,906
Work-in-process	82,802	69,702
Finished goods	61,430	59,300
	$177,560	$159,908

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss on disposition is included in other income/expense. Depreciation is provided on the straight-line method, based on the estimated useful lives of the assets, ranging from three to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation and amortization expense for the fiscal years ended June 30, 2005, 2004 and 2003 was $62.7 million, $51.5 million and $51.7 million, respectively. Property, plant and equipment at June 30, 2005 and 2004 were comprised of the following (in thousands):

			Range of
	2005	2004	Useful Life
Building and improvements	$121,823	$115,200	3-40
Equipment	754,776	640,295	3-15
Construction-in-progress	112,206	86,470
Less accumulated depreciation and amortization	(520,335)	(466,015)
	468,470	375,950
Land	19,734	17,969
	$488,204	$393,919

Property, plant, and equipment at June 30, 2005 and 2004, were adjusted to reflect the $169.0 million asset impairment charges taken in the December 2002 quarter. See Note 6, “Impairment of Assets, Restructuring and Severance Charges”.

Amortization of improvements to leased premises is provided on the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment were not material at June 30, 2005 and 2004.

Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 2005, 2004 and 2003, repairs and maintenance costs were $35.2 million, $26.6 million and $23.0 million, respectively.

Long-Lived Assets

Long-lived assets are property, plant and equipment and purchased or internally-developed software. The Company tests long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Such events and circumstances include, but are not limited to:

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

The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, the Company completes the two-step goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units, in order to assess goodwill for impairment. A reporting unit is the lowest level of the Company for which there is discrete information and whose results are regularly reviewed by the Company.

In the first of a two-step impairment test, the Company determined the fair value of these reporting units using a discounted cash flow valuation model. The Company compared the discounted cash flows for the reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step compared the implied fair value of the reporting unit with the carrying amount of that goodwill. Based on its annual impairment test, the Company determined that goodwill was not impaired as of fiscal year ended June 30, 2005.

At June 30, 2005 and 2004, acquisition-related intangible assets are as follows (in thousands):

		2005		2004
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Complete technology	4 – 12	$36,665	$(11,859)	$24,293	$(8,831)
Distribution rights and customer lists	5 – 12	15,667	(7,243)	15,454	(5,681)
Intellectual property and other	5 – 12	7,313	(5,189)	7,313	(3,943)
Total acquisition-related intangible assets		$59,645	$(24,291)	$47,060	$(18,455)

As of June 30, 2005, estimated amortization expense for the next five years is as follows (in thousands): fiscal 2006: $4,239; fiscal 2007: $2,899; fiscal 2008: $2,527; fiscal 2009: $2,489 and fiscal 2010: $2,489.

The carrying amount of goodwill by segment as of fiscal year ended June 30, 2005, is as follows (in thousands):

Energy-Saving Products	$70,310
Aerospace and Defense	45,765
Computing and Communications	28,803
Non-Aligned Products	4,318
Intellectual Property	3,261
Goodwill balance, June 30, 2005	$152,457

As of June 30, 2005, $43.3 million of goodwill is deductible for income tax purposes for which $2.9 million, $2.1 million and $2.1 million were deducted in the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2005 and 2004 are as follows (in thousands):

Goodwill
Balance, June 30, 2003	$136,818
New acquisition	266
Foreign exchange impact	2,835
Balance, June 30, 2004	$139,919
New acquisitions	12,958
Foreign exchange impact	(420)
Balance, June 30, 2005	$152,457

New acquisitions in the fiscal year ended June 30, 2005, primarily relates to the acquisition of the specialty silicon epitaxial services business from Advanced Technology Materials, Inc., as discussed in Note 13, “Acquisitions”. The goodwill associated with this acquisition has been assigned to the Computing and Communications, Energy-Saving Products and Intellectual Property segments based on revenues.

Other Accrued Expenses

Other accrued expenses at June 30, 2005 and 2004 were comprised of the following (in thousands):

	2005	2004
Accrued taxes	$46,704	$36,934
Short-term severance liability	10,988	11,784
Other accrued expenses	33,636	32,504
Total accrued expenses	$91,328	$81,222

Derivative Financial Instruments

The Company’s primary objectives for holding derivative financial instruments are to (1) hedge non-U.S. currency risks and (2) minimize U.S. interest rate risk. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other long-term assets or other long-term liabilities. The Company’s accounting policies for derivative financial instruments are based on its criteria for designation as hedging transactions, either as cash flow or fair value hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. The Company recognizes gains and losses on derivatives that are not designated as hedges for accounting purposes currently in earnings. These gains and losses generally offset changes in the values of hedged assets or liabilities.

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

The Company recognizes in current period’s interest and other income and expense, depending on the nature of the underlying asset or liability, the ineffective portions of the hedge, as well as the amounts not included in the assessment of effectiveness. If the Company determined that the original hedged transaction probably will not occur as anticipated, and a cash flow hedge is to be discontinued, it would reclassify the unrealized gains or losses into earnings. The Company would recognize subsequent gains or losses on the related derivative instrument in income in each period until the instrument matures, is terminated or is sold.

Foreign Currency Translations

In general, the functional currency of a foreign operation is deemed to be the local country’s currency. Assets and liabilities of operations outside the United States are translated into U.S. dollars using current exchange rates. Income and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income within stockholders’ equity.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2005 and 2004 were as follows (in thousands):

	2005	2004
Foreign currency translation adjustments	$37,697	$41,964
Net unrealized gains (losses) on foreign currency forward contracts	84	(1,413)
Net unrealized gains on available-for-sale securities	28,406	42,449
Accumulated other comprehensive income	$66,187	$83,000

Stock-Based Compensation

The Company accounts for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income (loss) and net income (loss) per common share—basic and diluted would approximate the following (in thousands, except per share data):

	2005	2004	2003
Net income (loss), as reported	$137,460	$89,770	$(89,639)
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(114,003)	(48,667)	(38,720)
Pro forma net income (loss)	$23,457	$41,103	$(128,359)
Net income (loss) per common share—basic, as reported	$2.03	$1.37	$(1.40)
Net income (loss) per common share—basic, pro forma	$0.35	$0.63	$(2.01)
Net income (loss) per common share—diluted, as reported	$1.91	$1.31	$(1.40)
Net income (loss) per common share—diluted, pro forma	$0.43	$0.60	$(2.01)

The fiscal-year ended June 30, 2005 included $65.1 million, net of tax, of future compensation expense that was recognized as a result of the accelerated vesting of stock options on April 17, 2005. The Company accelerated the vesting of all then outstanding equity awards, including employee stock options and restricted stock units (“RSUs”), primarily to avoid recognizing in its income statement $108 million in associated compensation expense in future periods as a result of the adoption of FASB Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”). See also Note 5, “Capital Stock”.

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

Cost of Start-Up Activities

The Company expenses all start-up and pre-operating costs as they are incurred in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.”

Patent Costs

The Company expenses legal costs incurred in developing patent applications. The Company capitalizes legal costs related to the defense and enforcement of issued patents for which success is deemed probable. The related costs are amortized over the remaining useful lives of the patents, which extend from 2007 through 2008 for our key MOSFET patents, using the straight-line method. Such deferred costs are reviewed for impairment and recoverability periodically. Capitalized patent costs, net of accumulated amortization at June 30, 2005 and 2004, were approximately $14.7 million and $14.9 million, respectively.

Concentration of Risk

The Company places its cash in investment-grade vehicles with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral.

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

Reclassification

Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. Certain reclassifications have been made to June 30, 2004 and 2003 cash equivalent, short-term cash investments and cash flows from investing activities. Previously, the Company’s investments in auction rate preferred securities were recorded in cash and cash equivalents rather than short-term cash investments. The Company reclassified auction rate preferred securities from cash and cash equivalents to short-term investments because the underlying instruments have contractual maturity dates exceeding ninety days. As a result of the reclassifications, the Company’s consolidated balance sheet and cash flows from investing activities were affected as follows:

•       cash and cash equivalents decreased by $100.6 million and $134.0 million as of June 30, 2004 and 2003, respectively;

•       short-term cash investments increased by $100.6 million and $134.0 million as of June 30, 2004 and 2003, respectively;

•       net cash used for the purchase of cash investments increased by $33.4 million and decreased by $48.3 million for the fiscal years ended June 30, 2004 and 2003, respectively; and

•       net change in cash and cash equivalents decreased by $33.4 million and increased by $48.3 million for the fiscal years ended June 30, 2004 and 2003, respectively.

The reclassifications had no impact on the Company’s total current assets, stockholders’ equity, cash flows provided by operating activities or total consolidated results reported in any period presented.

2.   Investments

Available-for-sale securities as of June 30, 2005 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Net Unrealized Loss	Market Value
Short-Term Cash Investments:
Corporate debt	$179,372	$6	$(1,477)	$(1,471)	$177,901
U.S. government and agency obligations	99,728	—	(576)	(576)	99,152
Other debt	1,105	—	(1)	(1)	1,104
Total short-term cash investments	$280,205	$6	$(2,054)	$(2,048)	$278,157
Long-Term Cash Investments:
Corporate debt	$124,727	$249	$(355)	$(106)	$124,621
U.S. government and agency obligations	116,082	239	(134)	105	116,187
Other debt	61,765	131	(119)	12	61,777
Total long-term cash investments	$302,574	$619	$(608)	$11	$302,585

Available-for-sale securities as of June 30, 2004 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Net Unrealized Gain	Market Value
Short-Term Cash Investments:
Corporate auction rate preferred securities	$100,600	$—	$—	$—	$100,600
Corporate debt	81,960	5	(299)	(294)	81,666
U.S. government and agency obligations	21,639	2	(48)	(46)	21,593
Other debt	17,282	—	(11)	(11)	17,271
Total short-term cash investments	$221,481	$7	$(358)	$(351)	$221,130
Long-Term Cash Investments:
Corporate debt	$159,280	$33	$(1,689)	$(1,656)	$157,624
U.S. government and agency obligations	87,420	9	(517)	(508)	86,912
Other debt	31,798	21	(300)	(279)	31,519
Total long-term cash investments	$278,498	$63	$(2,506)	$(2,443)	$276,055

(1)          No investment has been in a material loss position for greater than one year.

As indicated at Note 1, “Business and Summary of Significant Accounting Policies”, certain reclassification has been made to the June 30, 2004 short-term cash investments to include auction rate preferred securities. Previously, the Company’s investments in auction rate preferred securities were recorded in cash and cash equivalents rather than short-term cash investments. Auction rate preferred securities are securities with an underlying component of a long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months, providing high liquidity to otherwise longer term investments. As of June 30, 2005, the Company had no investments in these securities.

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 14, “Related Party Transactions”. The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on the Tokyo Stock Exchange. The market values of the equity investments included in other long-term assets at June 30, 2005 and 2004 were $71.2 million and $94.1 million, respectively, compared to their purchased cost of $24.2 million. Mark-to-market (losses) gains, net of tax, for the fiscal years ended June 30, 2005 and 2004, were ($14.4) million and $32.2 million, respectively, and were included in other comprehensive income.

The amortized cost and estimated fair value of cash investments at June 30, 2005, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$280,205	$278,157
Due in 1-2 years	166,676	166,306
Due in 2-5 years	101,673	101,967
Due after 5 years	34,225	34,312
Total cash investments	$582,779	$580,742

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains and (losses) were $0.04 million and $(0.05) million, respectively, for the year ended June 30, 2005. Gross realized gains and (losses) were $2.6 million and $(0.3) million, respectively, for the year ended June 30, 2004. Gross realized gains and (losses) were $4.8 million and $(1.2) million, respectively, for the year ended June 30, 2003. The cost of marketable securities sold was determined by the weighted average cost method.

3.   Derivative Financial Instruments

The Company is exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rate Risk

In December 2001, the Company entered into interest rate swap transaction (the “Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 4, “Bank Loans and Long-Term Debt”). In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15. In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount. At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time. The variable interest rate paid since the inception of the swaps has averaged 2.47 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal years ended June 30, 2005, 2004 and 2003, these arrangements reduced interest expense by $8.0 million, $12.9 million and $10.4 million, respectively. Accounted for as a fair value hedge under SFAS No. 133, the mark-to-market adjustments of the Transaction and April 2004 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings. The market value of the Transaction was a $0.3 million liability and a $13.1 million asset position at June 30, 2005 and 2004, respectively. The market value of the April 2004 Transaction was a $3.4 million and a $1.3 million liability position at June 30, 2005 and 2004, respectively.

Both transactions terminate on July 15, 2007 (“Termination Date”), subject to certain early termination provisions. On or after July 18, 2003 and prior to July 14, 2007, if the ten-day average closing price of the Company’s common stock equals or exceeds $77.63, the Transaction and the April 2004 Transaction will terminate. Depending on the timing of the early termination event, the Bank would be obligated to pay the Company an amount equal to the redemption premium called for under the terms of the Debt.

In support of the Company’s obligation under the two transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $7.5 million plus a collateral requirement for the Transaction and April 2004 Transaction, as determined periodically. At June 30, 2005, $12.0 million in letters of credit were outstanding related to both transactions.

The Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133. To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the two transactions and the Debt. The fair values of the transactions and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year

LIBOR curve and the Company’s stock prices. For the fiscal years ended June 30, 2005, 2004 and 2003, the hedges were highly effective and therefore, the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at June 30, 2005 and 2004 was $0.1 million and $0.9 million, respectively, and was included in other long-term assets. Interest expense was increased by mark-to-market losses of $0.8 million, $0.5 million and $3.1 million for the fiscal years ended 2005, 2004 and 2003, respectively.

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

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan. The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings. Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At June 30, 2005, three quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar. The market value of the forward contract was a $0.1 million asset and a ($2.2) million liability at June 30, 2005 and 2004, respectively. The mark-to-market gains (losses), net of tax, of $0.7 million, (4.0) million and $4.0 million for the fiscal years ended June 30, 2005, 2004 and 2003, respectively, were included in other comprehensive income. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $75.9 million and $62.4 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at June 30, 2005 and 2004, respectively. Net realized and unrealized foreign-currency net gains recognized in earnings were $1.4 million for the fiscal year ended June 30, 2005 and less than $1 million for the fiscal years ended June 30, 2004 and 2003.

4.   Bank Loans and Long-Term Debt

The following is a summary of the Company’s long-term debt and other loans at June 30, 2005 and 2004 (in thousands):

	2005	2004
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($3,360) and $9,173 at June 30, 2005 and 2004, respectively)	$546,640	$559,173
Other loans and capitalized lease obligations	782	1,120
Debt, including current portion of long-term debt ($163 in 2005 and $274 in 2004)	547,422	560,293
Credit facility and other foreign revolving bank loans at rates from 1.38% to 3.85%	18,168	18,866
Total debt	$565,590	$579,159

In July 2000, the Company sold $550 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007. The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The notes are subordinated to all of the Company’s existing and future debt. The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement. In December 2001 and April 2004, the Company entered into transactions with the JP Morgan Chase Bank for $412.5 million and $137.5 million notional, respectively, which had the effect of converting the interest rate to variable and required that convertible notes be marked to market (see Note 3, “Derivative Financial Instruments”).

The Company entered into a three-year syndicated multi-currency revolving credit facility, led by BNP Paribas, expiring in November 2006 (the “Facility”). The Facility provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the total facility at each period-end. The Facility also contains certain financial and other covenants, with which the Company was in compliance at June 30, 2005. The Company pledged as collateral shares of certain of its subsidiaries. At June 30, 2005, the Company had $17.1 million borrowings and $16.4 million letters of credit outstanding under the Facility. At June 30, 2004, the Company had $17.2 million borrowings and $14.4 million letters of credit outstanding under the Facility. Of the letters of credit outstanding, $12.0 million and $11.5 million were related to the interest rate swap transactions (see Note 3) at June 30, 2005 and 2004, respectively.

At June 30, 2005, the Company had $166.6 million in total revolving lines of credit, of which $34.5 million had been utilized, consisting of $16.4 million in letters of credit and $18.2 million in foreign revolving bank loans, which is included in the table above. As of June 30, 2005, scheduled principal payments on long-term debt are as follows: fiscal 2006: $0.1 million; fiscal 2007: $0.1 million; fiscal 2008: $550.0 million; and fiscal 2009: $0.1 million; and thereafter: $0.6 million. For the $550 million of convertible notes due in July 2007, the Company expects that it will be able to refinance the debt through public offering of debt or equity.

5.   Capital Stock

Employee Stock Purchase Plan

The Company has a compensatory employee stock purchase plan (“ESPP”). Under the ESPP, employees are allowed to designate between two and ten percent of their base compensation to purchase shares of the Company’s common stock at 85 percent of fair market value at a designated date. During fiscal years ended June 30, 2005, 2004 and 2003, 254,260; 296,481 and 252,724 shares were purchased at weighted average per share exercise prices of $32.50, $18.82 and $19.26, respectively. The weighted average per share fair value of ESPP options granted in the fiscal years ended June 30, 2005, 2004 and 2003, was $14.97, $13.06 and $8.50 per share, respectively, which were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	0.5	0.5	0.5
Interest rate	2.1%	1.1%	1.8%
Volatility	46.6%	75.0%	75.0%
Dividend yield	0.0%	0.0%	0.0%

In November 2003, the stockholders of the Company approved an amendment to the ESPP, which increased the number of shares available for issuance by 1,000,000 shares and extended the expiration date to 2013. Shares authorized under this plan that remained unissued were 778,642; 1,032,902 and 329,383 at June 30, 2005, 2004 and 2003, respectively. As of fiscal year ended June 30, 2005, the Company has suspended issuance of shares under the current ESPP, pending submission of a new employee stock purchase plan to the Company’s stockholders for approval at the November 2005 stockholders meeting.

Stock Option Plans

For the fiscal years ended June 30, 2005, 2004 and 2003, the Company’s employee stock options were granted with an exercise price at least equal to the fair value of the Company’s common stock at the date of grant (“at market”), under one of three stock option plans: the Amended and Restated Stock Incentive Plan of 1992 (“1992 Plan”), the 1997 Employee Stock Incentive Plan (“1997 Plan”) and the 2000 Incentive Plan (“2000 Plan”). Options granted prior to and on January 1, 2002 generally became exercisable in annual installments of 20 percent beginning on the first anniversary date, and expire after ten years. Options granted after January 1, 2002 and before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years. Options granted after November 22, 2004, generally became exercisable in annual installments of one-third beginning on the first anniversary date, and expire after five years.

Under the 1992 Plan, options to purchase shares of the Company’s common stock may be granted to the Company’s employees, officers and directors. In November 1996, the stockholders of the Company approved an amendment to the 1992 Plan, which broadened the types of options and other stock-based awards (e.g., restricted stock, SARs and performance shares) that may be granted (prior to the amendment, only non-qualified options could be granted). This plan expired on December 31, 2002.

Under the 1997 Plan, options to purchase shares of the Company’s common stock may be granted to the Company’s employees and consultants. The terms of the 1997 Plan were substantially similar to those under the amended 1992 Plan, except that officers and directors were not eligible for grants under the 1997 Plan. During fiscal years ended June 30, 2005, 2004 and 2003, only non-qualified options were issued under the 1997 Plan. As noted below, on November 22, 2004, the Company’s stockholders approved an amendment to the 2000 Plan to increase the authorized number of shares to include the available shares that were outstanding under the 1997 Plan, at which point no awards were to be granted under the 1997 Plan.

Under the 2000 Plan, options to purchase shares of the Company’s common stock and other stock-based awards may be granted to the Company’s employees, consultants, officers and directors. The terms of the 2000 Plan were substantially similar to those under the amended 1992 Plan. On November 22, 2004, the Company’s shareholders approved an amendment to the 2000 Plan which increased the authorized number of shares to be granted from 7,500,000 to 12,000,000, plus any available shares outstanding under the 1992 and 1997 Plans. The amendment changed the options expiration term on future grants to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be granted under the 2000 Plan after August 24, 2014. As of June 30, 2005, there were 4,632,470 shares available for future grants.

A summary of the status of options under the 2000, 1997 and 1992 Plans are as follows:

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share
Outstanding June 30, 2002	12,249,398	$34.47	—
Options granted	3,947,812	$20.96	$13.14
Options exercised	(233,926)	$12.57	—
Options expired or canceled	(693,941)	$37.37	—
Outstanding June 30, 2003	15,269,343	$31.13	—
Options granted	3,416,029	$42.32	$26.76
Options exercised	(1,876,664)	$20.44	—
Options expired or canceled	(691,711)	$35.30	—
Outstanding June 30, 2004	16,116,997	$34.56	—
Options granted	1,283,360	$39.12	$15.47
Options exercised	(3,213,840)	$20.78	—
Options expired or canceled	(604,707)	$39.98	—
Outstanding June 30, 2005	13,581,810	$38.01	—

The fair value of options at date of grant indicated for the summary of the status of options table above, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	4.0	5.0	5.0
Interest rate	4.0%	3.3%	2.9%
Volatility	43.6%	75.0%	75.0%
Dividend yield	0.0%	0.0%	0.0%

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) that provided the Staff’s views regarding valuation of share-based payments pursuant to FASB Statement No. 123R, (“SFAS No. 123R”) issued in December 2004. With respect to volatility, SAB No. 107 clarified that there is not a particular method of estimating volatility and to the extent that the Company has traded financial instruments from which it can derive the implied volatility, it may be appropriate to use only implied volatility in its assumptions. The Company has certain financial instruments that are publicly traded from which it can derive the implied volatility. Therefore, beginning in January 2005, the Company used implied volatility for valuing its stock options, whereas previously, it had used historical volatility. The Company believes implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

SAB No. 107 also provided certain “simplified” method for determining expected life in valuing stock options. To the extent that an entity cannot rely on its historical exercise data to determine the expected life, SAB No. 107 has prescribed a simplified “plain-vanilla” formula. Subsequent to the 2000 Plan amendments on November 22, 2004, the Company issued stock options having five-year expiration with generally a three-year annual vesting term, whereas, prior to then, the Company granted stock options having seven or ten-year expiration with generally a four or five-year annual vesting term. Therefore, beginning in January 2005, the Company applied SAB No. 107 “plain-vanilla” method for determining the expected life, whereas previously, it had used historical exercise data to determine the expected life.

The following table summarizes significant option groups outstanding at June 30, 2005 and related weighted average price and life information:

	Options Outstanding			Options Exercisable
Range of Exercise Price per Share	Number Outstanding at June 30, 2005	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2005	Weighted Average Exercise Price
$0.00 to $17.44	766,666	3.62	$12.28	743,090	$12.67
$17.50 to $26.00	2,535,149	3.73	$20.76	2,533,649	$20.67
$27.09 to $37.19	1,817,741	5.90	$34.47	1,817,741	$34.47
$38.09 to $43.77	3,452,239	5.09	$40.96	3,444,202	$40.96
$43.84 to $54.13	3,863,378	4.73	$46.64	3,736,761	$46.55
$54.69 to $63.88	1,146,637	5.39	$61.15	1,146,637	$61.15
	13,581,810			13,422,080

Additional information relating to the stock option plans at June 30, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Options exercisable	13,422,080	7,052,506	6,184,519
Options available for grant	4,632,470	1,262,180	4,072,291
Total reserved common stock shares for stock option plans	18,214,280	17,379,720	19,341,634

On April 17, 2005, the Company accelerated the vesting of all then outstanding equity awards, including employee stock options and restricted stock units (“RSUs”), primarily to avoid recognizing in its income statement approximately $108 million in associated compensation expense in future periods, of which approximately $60 million would have been recognized in fiscal year 2006 as a result of the adoption of SFAS No. 123R. Unvested awards to purchase 6.9 million shares, 1.2 million held by officers and directors, became exercisable as a result of the vesting acceleration. The intrinsic value of the options and RSUs on the acceleration date was $41.4 million, of which $5.1 million were related to awards held by officers and directors.

The Company recorded $6.0 million non-cash compensation charge as a result of the accelerated vesting in fiscal 2005, of which $3.9 million is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and $2.1 million is related to the amortization of outstanding RSUs, including $0.3 million for the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date. In determining the forfeiture rates of the stock options, the Company reviewed the unvested options’ original life, time remaining to vest and whether these options were held by officers and directors of the Company. The compensation charge will be adjusted in future period financial results as actual forfeitures are realized.

Shareholder Rights Plan

On August 2, 1996, the Company’s Board of Directors adopted a Shareholder Rights Plan (the “Plan”) under which preferred stock purchase rights (the “Rights”) have been and will continue to be granted for each outstanding share of the Company’s common stock held at the close of business on August 14, 1996. The Plan is intended to ensure fair and equitable treatment for all shareholders in the event of unsolicited attempts to acquire the Company.

The Rights will become exercisable ten days after a person or group (the “Acquirer”) has acquired beneficial ownership of 20 percent or more of the Company’s common stock other than pursuant to a qualified offer, or announces or commences a tender offer or exchange offer that could result in the acquisition of beneficial ownership of 20 percent or more. Once exercisable, each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $135, subject to adjustment to prevent dilution. If the Acquirer acquires 20 percent or more of the Company’s common stock, each Right (except those held by the Acquirer) entitles the holder to purchase either the Company’s stock or stock in the merged entity at half of market value. The Rights have no voting power, expire on August 14, 2006, and may be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that the Acquirer has acquired 20 percent or more of the Company’s shares.

The Company amended and restated its Rights Agreement to remove the requirement that continuing directors vote in board approvals of certain corporate transactions as of December 15, 1998.

6.   Impairment of Assets, Restructuring and Severance Charges

During fiscal 2003 second quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions, de-emphasize its commodity business and accelerate the Company’s move to what it categorizes as proprietary products, which refer to Power Management ICs, Advanced Circuit Devices and Power Systems. The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products within its Focus Product segments. The Company also planned to lower overhead costs across its support organizations. The Company has substantially completed these restructuring activities as of June 30, 2005. The Company expects to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California and an assembly line at Krefeld, Germany by fiscal year end 2006 or sooner.

Total charges associated with the December 2002 initiatives are expected to be approximately $280 million. These charges will consist of approximately $220 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and $54 million for severance-related costs.

For the fiscal year ended June 30, 2005, the Company recorded $34.0 million in total restructuring-related charges, consisting of: $25.3 million for asset impairment, plant closure costs and other charges, and $8.7 million for severance-related costs. For the fiscal year ended June 30, 2004, the Company recorded $33.5 million in total restructuring-related charges, consisting of: $15.2 million for asset impairment, plant closure costs and other charges, and $18.3 million for severance-related costs. For the fiscal year ended June 30, 2003, the Company recorded $193.9 million in total restructuring-related charges, consisting of: $169.7 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $18.2 million for severance-related costs. Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. Asset impairments were calculated in accordance with SFAS No. 144. In determining the asset groups, the Company grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired the Company evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from the Company’s initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses. Based on this, the Company determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

As of June 30, 2005, the Company had recorded $261.4 million in total charges, consisting of: $210.1 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $45.3 million for severance-related costs. Components of the $210.1 million asset impairment, plant closure and other charges included the following items:

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

•       As the Company emphasizes more advanced generation trench products, it expects the future revenue stream from its less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million. This facility had significantly reduced production as of fiscal year ended June 30, 2003 and is used primarily for research and development activities.

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

•       The Company restructured its manufacturing activities in Europe. Based on a review of its Swansea, Wales facility, a general-purpose module facility, the Company determined that this facility would be better suited to focus only on automotive applications. The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million. In addition, the Company has substantially completed the move of its manufacturing activities from its automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities as of June 30, 2005. The Company has also moved the production from its Venaria, Italy facility to its Borgaro, Italy and Mumbia, India facilities, which was completed as of December 31, 2003. The Company stopped manufacturing products at its Oxted, England facility as of September 30, 2003.

•       The Company has eliminated the manufacturing of its non-space military products in its Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle the Company’s non-space qualified products previously manufactured in this facility. The Company is also transitioning the assembly and test of non-space Power Components from its Leominster, Massachusetts facility to its Tijuana, Mexico facility, and expects to complete this activity by calendar year end 2005. Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•       $51.5 million in other miscellaneous items were charged, including $42.9 million in relocation costs and other impaired asset charges and $8.6 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. For the fiscal years ended June 30, 2005, 2004 and 2003, the Company disposed of $1.8 million, $0.4 million and $2.6 million, respectively, of these inventories, which did not have a material impact on gross margin for the fiscal years then ended. As of June 30, 2005, $1.2 million of these inventories remained to be disposed.

As of June 30, 2005, the Company has recorded $45.3 million in severance-related charges: $40.1 million in severance termination costs related to approximately 1,200 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at its manufacturing facility in Oxted, England. The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

During fiscal 2002, the Company had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany. In fiscal 2003, the Company finalized its plan and determined that total severance would be approximately $10 million, and accordingly, the Company adjusted purchased goodwill by $4.8 million. The Company communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to its affected employees at that time. The associated severance is expected to be paid by calendar year end 2005.

The following summarizes the Company’s severance accrual related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended June 30, 2005, 2004 and 2003. Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed. The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2002	$1,454	$—	$5,480	$6,934
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,991	—	15,991
Purchase price adjustment	—	—	4,823	4,823
Costs paid	(424)	(10,058)	—	(10,482)
Foreign exchange impact	—	(299)	(427)	(726)
Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)
Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602

7.   Segment and Geographic Information

The Company is a designer, manufacturer and marketer of power management products that are generally divided among three product categories and sold across one or more reportable segments: Power Management ICs and Advanced Circuit Devices, Power Components and Power Systems. Power Management Integrated Circuits, or Power Management ICs, are analog, mixed signal, and digital semiconductors that integrate logic and/or power management functions on the same chip to optimize system performance. Advanced Circuit Devices are chipsets, multi-chip modules and other advanced-performance devices that generally address power management requirements in demanding applications, and which the Company does not consider to be commodity in nature. Power Components are discrete devices used in general power management applications. These include metal oxide semiconductor field effect transistors (MOSFETs) and insulated gate bipolar transistors (IGBTs), regulators, rectifiers, diodes, thyristors and interfaces. Power MOSFETs and IGBTs rapidly and efficiently switch electricity on and off in order to supply power in a form that can be formatted to the specific requirements of a circuit. Power Systems combine power semiconductors with other power management components in modules that improve power efficiency, provide a cost-effective alternative to custom analog designs and enable customers to introduce new products more quickly.

Revenues by the three broad product categories are as follows:

	2005	2004	2003
Power Management ICs and Advanced Circuit Devices	$672,786	$493,295	$334,439
Power Components	331,321	403,721	355,745
Power Systems	129,157	121,557	132,271
Total Product Revenues	1,133,264	1,018,573	822,455
Intellectual Property	41,160	41,927	41,988
Total Consolidated Revenues	$1,174,424	$1,060,500	$864,443

As of fiscal year ended June 30, 2005, the Company has substantially completed its restructuring activities which included reorganizing certain business units based on the products’ end-markets or strategic application. The Company determined in the fourth quarter of fiscal year 2005 that its six business units are reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The segments are further categorized into two groups, which are the Focus Product segments or Non-Focus Product segments to reflect the Company’s strategic goals. To facilitate the comparison of current year segment results to that of prior years, segment disclosures for fiscal years 2004 and 2003 have been restated to reflect these changes.

The Company’s Focus Product segments are:

•       Computing and Communications (“C&C”)—The Computing and Communications segment is comprised of the Company’s Power Management ICs, Advanced Circuit Devices, including iPowir™ multi-chip modules and DirectFET™ solutions, and Power Components (primarily HEXFET Power Components) that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles. The C&C segment products are also used in digital television, liquid crystal displays (“LCDs”), portable handheld devices and cellular phones, and are primarily used for DC-DC converter type applications.

•       Energy-Saving Products (“ESP”)—The Energy-Saving Product segment is comprised of the Company’s Power Management ICs, Advanced Circuit Devices and Power Components (primarily HEXFET and IGBT Power Components) that provide solutions for variable speed motion control in energy-saving appliances (such as washing machines, refrigerators and air conditioners) and industrial systems (such as fans, pumps and compressors), advanced lighting products (including fluorescent lamps, high intensity discharge (“HID”) lamps, cold cathode fluorescent (“CCFL”) tubes and light emitting diodes (“LED”) lighting), advanced automotive solutions (primarily diesel injection, electric-gasoline hybrid and electric power steering systems), and consumer applications (for example, plasma TVs, and digital-audio units).

•       Aerospace and Defense (“A&D”)—The Aerospace and Defense segment is comprised of advanced power management solutions, such as radiation-hardened power management modules, radiation-hardened Power Components, and other high-reliability Power Components that address power management requirements in satellites, launch vehicles, aircrafts, ships, submarines and other defense and high-reliability applications.

•       Intellectual Property (“IP”)—The Intellectual Property segment reports the Company’s business of licensing our intellectual property to third parties. The IP segment income has been and is largely dependent on the continued enforceability and validity of the Company’s licensed MOSFET patents, which will generally reach their maturity in a few years. Aside from its MOSFET technologies, the Company’s intellectual property strategy has been to use its intellectual property primarily for the design and development of value-added families of products. In the IP segment, the Company concentrates its efforts on the licensing of technologies or fields of use that have application beyond its product groups or which no longer align with its long-term business strategies for its product groups. The Company also targets certain technologies for licensing that it believes help establish its product platforms and structures as industry standards and, thereby, enhance the growth of certain products.

The Company’s Non-Focus Product segments are:

•       Commodity Products (“CP”)—The Commodity Product segment is comprised primarily of older-generation Power Components that are sold with margins generally below the Company’s targets and are typically commodity in nature. These products have widespread use throughout the power management products industry and are often complementary to many of its Focus Products offerings or allow the Company to provide a full range of customer or application offerings. The Company often offers these products to take advantage of cross-selling opportunities for its other product families. These products may help to increase the Company’s manufacturing economies of scale.

•       Non-Aligned Products (“NAP”)—The Non-Aligned Product segment includes businesses, product lines or products the Company is targeting for realignment, whether by changing the business model for how it participates in the business, or by divestiture or other strategic transactions, such as joint venture or partnership. The Company plans to support its Non-Focus Products to the extent it believes appropriate, to manage, maintain or increase their value in line with its long-term goals for these segments. Currently, product lines reported in this segment include certain modules, rectifiers, diodes and thyristors used in automotive, industrial, welding and motor control applications.

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer who reviews the revenues and gross margin results for each of these segments in making decisions about allocating resources, including the focus of research and development activities, and assessing performance. The Company does not allocate sales and marketing, information systems, finance and administrative costs to the operating segments, as these are not meaningful statistics to the CODM in making resource allocation decisions or in evaluating performance of the operating segments.

The accounting policies of the segments are the same as those described in Note 1, “Business and Summary of Significant Accounting Policies”. The Company’s wafer manufacturing facilities fabricate integrated circuits for all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. General manufacturing overhead and variances are allocated to the segments based on their percentage of total revenues. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross profit for the segments. Due to the Company’s methodology for cost build up at the product level it is impractical to determine the amount of depreciation and amortization included in each segment’s gross profit. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information.

The segment results for the fiscal years ended June 30, 2005, 2004 and 2003 are as follows (in thousands except percentages):

	2005		2004		2003
Business Segment	Revenues	Gross Profit	Revenues	Gross Profit	Revenues	Gross Profit
Computing and Communications	$386,662	$172,370	$328,330	$133,226	$222,276	$75,552
Energy-Saving Products	300,521	165,149	250,763	123,442	208,775	95,923
Aerospace and Defense	129,295	55,354	108,610	40,656	110,979	41,641
Intellectual Property	41,160	41,160	41,927	41,927	41,988	41,988
Subtotal Focus Products	857,638	434,033	729,630	339,251	584,018	255,104
Commodity Products	206,226	58,918	217,856	55,891	179,318	21,196
Non-Aligned Products	110,560	17,572	113,014	15,952	101,107	11,510
Subtotal Non-Focus Products	316,786	76,490	330,870	71,843	280,425	32,706
Consolidated Total	$1,174,424	$510,523	$1,060,500	$411,094	$864,443	$287,810

Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles. Geographic information for the fiscal years ended June 30, 2005, 2004 and 2003 is presented below (in thousands):

	2005	2004	2003
Revenues from Unaffiliated Customers
North America, primarily the United States	$367,801	$309,662	$283,015
Asia	510,764	467,994	346,779
Europe	254,699	240,917	192,661
Subtotal	1,133,264	1,018,573	822,455
Royalties (unallocated)	41,160	41,927	41,988
Total	$1,174,424	$1,060,500	$864,443
Long-lived Assets
North America, primarily the United States	$347,892	$358,243
Asia	23,598	17,728
Europe	223,124	168,880
Total	$594,614	$544,851

No single original equipment manufacturer (“OEM”), customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s consolidated revenues in fiscal 2005, 2004 or 2003. For its Focus Product segments, the Company primarily sells direct to OEM customers. However, three distributors accounted for approximately 39 percent of C&C revenues for the fiscal year ended June 30, 2005. One distributor accounted for approximately 12 percent of CP revenues for the fiscal year ended June 30, 2005. One OEM customer included accounted for approximately 27 percent of NAP revenues for the fiscal year ended June 30, 2005. No single OEM customer, distributor or subcontract manufacturer account for more than ten percent of the Company’s other reportable segments. No customer accounted for more than 10 percent of the Company’s accounts receivable at June 30, 2005 and 2004.

8.   Income Taxes

Income (loss) before income taxes for the fiscal years ended June 30, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Domestic	$34,280	$10,613	$(149,668)
Foreign	149,788	107,676	23,470
Total income (loss) before income taxes	$184,068	$118,289	$(126,198)

The provision (benefit) for income taxes for the fiscal years ended June 30, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Current income taxes:
Domestic	$4,774	$17,034	$5,734
Foreign	23,184	26,118	17,831
	27,958	43,152	23,565
Deferred income taxes:
Domestic	18,584	(16,406)	(56,596)
Foreign	66	1,768	(3,528)
	18,650	(14,638)	(60,124)
Total provision (benefit)	$46,608	$28,514	$(36,559)

The tax benefit from options exercised reduced current income taxes payable for 2005, 2004 and 2003 by $18.6 million, $15.7 million and $0.5 million, respectively.

The Company’s effective tax rate on pretax income differs from the U.S. federal statutory tax rate for the fiscal years ended June 30, 2005, 2004 and 2003, as follows:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	(35.0)%
Foreign tax rate differential	(1.7)	(3.0)	9.5
Foreign tax credit benefit	(4.7)	(4.0)	(1.7)
Research tax credit benefit	(2.7)	(3.5)	(2.6)
State taxes, net of federal tax benefit	(0.5)	0.3	(2.4)
Other, net	(0.1)	(0.7)	3.2
Effective tax rate	25.3%	24.1%	(29.0)%

The major components of the net deferred tax asset (liability) as of June 30, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax liabilities:
Depreciation	$(31,686)	$(26,988)
Effect of state taxes	(7,386)	(6,040)
Mark-to-market adjustments of available-for-sale securities	(17,107)	(23,859)
Other	(724)	(1,226)
Total deferred tax liabilities	(56,903)	(58,113)
Deferred tax assets:
Financial statement reserves	9,772	11,144
Credit carryovers	108,114	96,285
Impairment of assets, restructuring and severance charges	67,909	57,900
Net operating loss carryovers	21,287	32,155
Other	8,913	17,877
Total deferred tax assets	215,995	215,361
Valuation allowance	(48,150)	(53,530)
Net deferred tax asset	$110,942	$103,718

The Company has approximately $26.5 million and $51.6 million of U.S. federal foreign tax credits and U.S. federal research and development tax credit carryforwards, respectively, before valuation allowance, available to reduce income taxes otherwise payable, which expire from 2006 to 2025. The Company has approximately $3.2 million of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax. Before valuation allowances, the Company has $26.7 million in state research and development tax credits that carry forward indefinitely.

The Company has NOL carryforwards for U.S. federal, United Kingdom and Italy purposes of approximately $0.2 million, $55.7 million and $13.6 million, respectively. The U.S. federal, United Kingdom and Italy NOLs begin to expire in 2023, indefinitely, and 2007, respectively, with certain limitations.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred as of June 30, 2005, that would limit the Company’s utilization of its NOL, credit carryovers or other tax attributes.

Realization of deferred tax assets is dependent upon generating sufficient taxable income. The Company believes that there is a risk that certain deferred tax assets, including research and development credits, foreign operating losses and depreciation differences, may result in no benefit and, accordingly, has established a valuation allowance of $48.1 million against them. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’, to the Tax Deduction on Qualified Production Activities by the American Jobs Creation Act of 2004” (“FSP FAS No. 109-1”). The American Jobs Creation Act of 2004 (“AJCA”), subject to certain limitations, a phased-in introduces a special nine percent tax deduction on qualified production activities. FSP FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109,

“Accounting for Income Taxes”, rather than as a tax rate reduction. The Company is currently assessing the potential impact of this new legislation based on the fact that additional guidance is still being issued, but does not believe the adoption of FSP FAS No. 109-1 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“FSP FAS No. 109-2”), which introduces a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer (repatriation provision), provided certain criteria are met. The Company is currently evaluating the impact of FSP FAS No. 109-2, and expects to substantially complete the analysis by the third quarter of fiscal year 2006.

As a matter of course, the Company is regularly audited by various taxing authorities. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution or a reduction of goodwill if it relates to purchased tax liabilities. The Company’s tax reserves are included in income taxes payable. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company does not expect the results of these audits to have a material impact on its financial position or results of operations.

9.   Net Income (Loss) per Common Share

The reconciliation of the numerator and denominator of the net income (loss) per common share—basic and diluted determined in accordance with SFAS No. 128, “Earnings per Share,” is as follows for the fiscal years ended June 30, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year ended June 30, 2005
Net income per common share—basic	$137,460	67,621	$2.03
Effect of dilutive securities:
Stock options	—	2,029	(0.06)
Convertible subordinated notes	9,853	7,439	(0.06)
Net income per common share—diluted	$147,313	77,089	$1.91
Year ended June 30, 2004
Net income per common share—basic	$89,770	65,459	$1.37
Effect of dilutive securities:
Stock options	—	2,904	(0.06)
Net income per common share—diluted	$89,770	68,363	$1.31
Year ended June 30, 2003
Net loss per common share—basic	$(89,639)	63,982	$(1.40)
Effect of dilutive securities:
Stock options	—	—	—
Net loss per common share—diluted	$(89,639)	63,982	$(1.40)

The fiscal year ended June 30, 2005 included the effect from the conversion of 7,439,000 shares of the Company’s outstanding convertible subordinated notes (“the Effect”), which negatively impacted net income by ($0.06). The fiscal years ended June 30, 2004 and 2003 did not include the Effect, as the Effect would have been anti-dilutive. Additionally, 859,000 shares of the Company’s stock options for the fiscal year ended June 30, 2003 were excluded from the “net loss per common share—diluted” calculation, since including those shares would have been anti-dilutive.

10.   Environmental Matters

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

11.   Commitments

As of June 30, 2005, the future minimum lease commitments under non-cancelable operating leases of equipment and real property are as follows: fiscal 2006: $4.4 million; fiscal 2007: $3.6 million; fiscal 2008: $2.4 million; fiscal 2009: $2.2 million; fiscal 2010 and thereafter: $4.2 million. Capital lease obligations were not material as of June 30, 2005.

Total rental expense on all operating leases charged to income was $12.4 million, $11.6 million and $10.3 million in the fiscal years ended June 30, 2005, 2004 and 2003, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $24.2 million at June 30, 2005.

12.   Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699; 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699; 5,008,725 and/or 5,130,767. In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages. The Federal District Court subsequently tripled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million. In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted the Company by the Federal District Court in Los Angeles of infringement by IXYS of the Company’s U.S. patents 4,959,699; 5,008,725 and 5,130,767. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit had the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in the Company’s favor regarding the validity and enforceability of the three Company patents. Following remand, a federal court jury in Los Angeles, California held on September 15, 2005 that IXYS elongated octagonal MOSFETs and IGBTs infringed the Company’s 4,959,699 patent but did not infringe the Company’s 5,008,725 and 5,130,767 patents. The jury will return on October 4, 2005 to hear the Company’s claim for damages for infringement of the 4,959,699 patent. In addition, the Company  will continue to pursue its other available remedies.

In January 2002, the Company filed suit in the Federal District Court in Los Angeles, California against Hitachi, Ltd. (“Hitachi”) and affiliated companies alleging infringement of certain of its U.S. patents. The Company later brought additional claims alleging infringement of certain other of IR’s patents. Hitachi denied infringement and validity of the patents and entered a counterclaim of patent misuse. During fiscal 2004, the Company added Renesas Technology Corp (“Renesas”) and its U.S. affiliate to such suit as additional parties defendant. Renesas is a joint venture comprised of Hitachi (55 percent) and Mitsubishi Electric Corporation (45 percent). In January 2004, the Company, Hitachi and Renesas entered into a patent cross-license agreement. The agreement also settled the previously pending litigation among the parties. In the quarter ended March 31, 2004, the Company reported a one-time pretax gain, net of legal expenses and related costs, of approximately $5.9 million related to this matter. The agreement also provides for Hitachi and Renesas paying an on-going royalty on worldwide sales covered by certain Company power MOSFET/IGBT patents. The Company will pay an on-going royalty to Hitachi on Company sales in Japan of certain power MOSFETs and to Renesas on the Company’s sales in Japan of certain other products. The agreement takes effect for payment of ongoing royalties on April 1, 2004 and will continue through the expiration of the applicable licensed patents.

13.   Acquisitions

In July 2004, the Company acquired the specialty silicon epitaxial services business from Advanced Technology Materials, Inc. (“ATMI”) for $39.6 million in cash, net of claim settlement as described below, in order to lower production costs and to gain certain key intellectual property for epitaxial silicon substrate manufacturing. During the fiscal quarter ended December 31, 2004, the Company and ATMI settled the claim regarding certain processes transferred as part of the purchase transaction that failed to qualify in accordance with contract specifications, and $1.8 million was reimbursed to the Company.

The Company accounted for the acquisition under the purchase method of accounting. The purchase price of $39.6 million was allocated as follows: $25.0 million for fixed assets, $0.8 million for inventory, $1.0 million for acquisition-related intangible assets, $0.3 million for other current assets and $12.5 million for goodwill. The financial results of the acquisition have been included in the consolidated financial statements from the date of the acquisition. The Company’s consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amount for the fiscal years ended June 30, 2005, 2004 and 2003, had the acquisition occurred at the beginning of those periods.

14.   Related Party Transactions

As discussed in Note 2, the Company holds as strategic investment common stock of Nihon Inter Electronics Corporation (“Nihon”), a related party. At June 30, 2005, 2004 and 2003, the Company owned approximately 17.5 percent of the outstanding shares of Nihon. As previously reported, the Company’s Chief Financial Officer was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the general manager of the Company’s Japan subsidiary is a director of Nihon. Although the Company has a member on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 2).

In June 2002, the Company entered into agreements to license certain technology to Nihon and to contract Nihon to manufacture certain products. The value of the licensing and manufacturing agreements is $5.4 million and $2.0 million, respectively, of which $0.2 million, $3.3 million and $2.5 million was recognized as revenue for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

15.   Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) Per Common Share — Basic	Net Income (Loss) Per Common Share — Diluted (1)
2005 (2)
1st Quarter	$312,225	$133,437	$37,580	$0.56	$0.53
2nd Quarter	298,560	129,381	39,514	0.59	0.55
3rd Quarter	281,871	125,267	35,673	0.53	0.48
4th Quarter	281,768	122,438	24,693	0.36	0.35
2004 (2)
1st Quarter	$234,129	$84,144	$16,731	$0.26	$0.25
2nd Quarter	252,314	94,883	16,888	0.26	0.25
3rd Quarter	275,411	109,175	26,745	0.41	0.39
4th Quarter	298,646	122,892	29,406	0.44	0.42

(1)          Fiscal fourth quarter 2004 through fiscal third quarter 2005 included the dilutive effect from the conversion of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock (the “Effect”). The conversion effect was not included in the other quarters, since the Effect would have been anti-dilutive.

(2)          Fiscal first quarter 2004 through fiscal fourth quarter 2005 included pretax impairment of assets, restructuring and severance-related charges, as follows (in thousands):

	Fiscal 2005				Fiscal 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Impairment of assets, relocation costs and other charges	$4,860	$5,631	$6,304	$8,480	$1,425	$5,883	$3,188	$4,738
Severance-related	1,831	1,200	1,773	3,873	2,604	4,207	6,719	4,770
Total impairment of assets, restructuring and severance charges	$6,691	$6,831	$8,077	$12,353	$4,029	$10,090	$9,907	$9,508

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within required time periods. Our management, with the participation of our Chief Executive Officer, Alexander Lidow, and Chief Financial Officer, Michael P. McGee, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, such controls and procedures are effective at the reasonable assurance level in making known to them material information related to us (including our consolidated subsidiaries) required to be included in this report.

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

(b)          Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting. We have used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, we have concluded that our internal control over financial reporting was effective as of June 30, 2005. PricewaterhouseCoopers LLP, an independent registered public accounting firm who audited our financial statements included in this annual report on Form 10-K, has also audited our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005.

(c)    Changes in internal control over financial reporting

There was no change in our internal controls over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

For information called for by Items 10, 11, 12, 13 and 14, reference is made to the items under “Election of Directors”, “General Information—Security Ownership of Principal Stockholders and Management”, and “Ratification of Independent Registered Public Accounting Firm—Independent Accountants” in the Registrant’s definitive proxy statement for its annual meeting of stockholders, to be held November 21, 2005, which will be filed with the Securities and Exchange Commission within 120 days after July 3, 2005, and which is incorporated herein by reference. Certain information concerning the executive officers of the Company is included in Part I. See “Additional Item” on page 19.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.                 Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 54.

b.                Exhibits filed as part of this report are listed on the Exhibit Index on page 96.

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

Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2000. (Exhibit 4.1)
10(a)*	Amendment to International Rectifier Corporation 1984 Stock Participation Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994, Registration No. 33-53589. (Exhibit 4.1)
10(b)*	Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow and amended as of April 12, 1995	Form 10-K—Annual Report for fiscal year ended June 30, 1991
10(c)*	Amendment dated April 12, 1995 to the Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow	Form 10-K—Annual Report for fiscal year ended June 30, 1995 filed with the Securities and Exchange Commission on August 25, 1995. (Exhibit 10(r))
10(d)*	International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow dated October 24, 1995 and amended as of February 22, 1996	Form 10-K—Annual Report for fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 25, 1996.(Exhibit 10(p))
10(e)*	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)

10(f)*	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(g)*	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)
10(h)*	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)
10(i)*	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ab))
10(j)*	First Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996 and June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ac))
10(k)*

Second Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996, June 22, 1998, and August 5, 1998

Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ad))
10(l)*	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998 and August 5, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ae))
10(m)*	First Amendment dated September 29, 1999, to Consulting, Nondisclosure, Severance and Resignation Agreement between Derek Lidow and International Rectifier Corporation, dated as of May 10, 1999	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 10(ag))
10(n)*	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(o)*	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(p)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)

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
10(r)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of August 27, 2003)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex B)
10(s)*	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(t)*	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001.
10(u)	Amendment, dated as of March 22, 2001, to ISDA Master Agreement dated as of July 1, 1999, between International Rectifier and BNP Paribas	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 3)
10(v)*	Executive Agreement date June 28, 2001 between International Rectifier Corporation and Gerald Koris	Form 10-K—Annual Report for fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002. (Exhibit 10(ao))
10(w)*	Amended and restated International Rectifier Corporation 2000 Stock Incentive Plan, effective as of November 24, 2004.	Form 8-K dated November 24, 2004, filed with the Securities and Exchange Commission.
10(x)*	International Rectifier Corporation Deferred Compensation Plan	Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.1)
10(y)*

Master Trust Agreement, effective as of November 11, 2004, between International Rectifier Corporation, a Delaware corporation, and Wilmington Trust Company, a Delaware corporation, as trustee, to evidence the master trust to be established pursuant to the International Rectifier Corporation Deferred Compensation Plan

Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.2)

14	Human Resources Policy—Code of Ethics	Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.3)

*                    Denotes management contract or compensation plan or arrangement.

Submitted Herewith:

See page 54 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION
(Registrant)
By:	/s/ MICHAEL P. MCgEE
Michael P. McGee
Executive Vice President Chief Financial Officer (Duly authorized officer and principal financial accouting officer)

Date: September 16, 2005

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

Signatures	Title	Date
/s/ ERIC LIDOW	Chairman of the Board	September 16, 2005
Eric Lidow
/s/ ALEXANDER LIDOW	Director, Chief Executive Officer	September 16, 2005
Alexander Lidow	(Principal Executive Officer)
/s/ JACK o. VANCE	Director	September 16, 2005
Jack O. Vance
/s/ ROCHUS e. VOGT	Director	September 16, 2005
Rochus E. Vogt
/s/ JAMES D. PLUMMER	Director	September 16, 2005
James D. Plummer
/s/ MINORU MATSUDA	Director	September 16, 2005
Minoru Matsuda
/s/ ROBERT ATTIYEH	Director	September 16, 2005
Robert Attiyeh
/s/ MICHAEL P. MCGEE	Chief Financial Officer	September 16, 2005
Michael P. McGee	(Principal Financial Accounting Officer)

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 30, 2005, 2004 and 2003
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other	Deductions (1)	Balance at End of Period
2005
Deferred income tax valuation allowance	$53,530	$(2,025)	$—	$(3,355)	$48,150
Inventory valuation reserve	18,165	7,001	—	(18,518)	6,648
2004
Deferred income tax valuation allowance	63,507	—	—	(9,977)	53,530
Inventory valuation reserve	21,062	9,837	—	(12,734)	18,165
2003
Deferred income tax valuation allowance (2)	70,056	6,986	—	(13,535)	63,507
Inventory valuation reserve	24,871	8,040	—	(11,849)	21,062

(1)          Deductions include the write-off of obsolete and scrap inventory, revaluation of federal, state and foreign valuation allowance, and the effect of SFAS No. 52, “Foreign Currency Transactions”.

(2)          The ($13,535) Deductions include a $26,593 reduction in valuation allowance on European Semiconductor Manufacturing, Ltd.’s (“ESM”) deferred tax assets, which was established at the acquisition date in the fourth quarter of fiscal year 2002. In fiscal 2003, the Company determined that expected manufacturing volumes and profits at ESM would recover a portion these deferred tax assets. The reduction to valuation allowance was partially offset by $13,058 increases in valuation allowance on deferred tax assets related to certain foreign subsidiaries’ capital allowances and net operating loss carryforwards.