Form 10-Q
period 2005-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2005-11-14
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).     YES ☐  NO  ☒

THERE WERE 70,794,310 SHARES OF THE REGISTRANT’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON NOVEMBER 8, 2005.

Table of Contents

		Page Reference
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Consolidated Statements of Income for the Three Months Ended September 30, 2005 and 2004	3

	Unaudited Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2005 and 2004	4

	Unaudited Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005	5

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 and 2004	6

	Notes to Unaudited Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	56

ITEM 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION
		60
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6.	Exhibits	61

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Three Months Ended September 30,
	2005	2004

Revenues	$272,573	$312,225
Cost of sales	161,680	178,788
Gross profit	110,893	133,437

Selling and administrative expense	45,166	46,415
Research and development expense	25,212	25,366
Amortization of acquisition-related intangibles	1,453	1,439
Impairment of assets, restructuring and severance charges	4,293	6,691
Other expense (income), net	124	(36)
Interest (income) expense, net	(1,552)	1,717
Income before income taxes	36,197	51,845

Provision for income taxes	9,954	14,265
Net income	$26,243	$37,580

Net income per common share – basic	$0.37	$0.56

Net income per common share – diluted	$0.36	$0.53

Average common shares outstanding – basic	70,329	66,516

Average common shares and potentially dilutive securities outstanding – diluted	72,277	75,711

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,
	2005	2004

Net income	$26,243	$37,580

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,136)	139

Unrealized (losses) gains on securities:
Unrealized holding losses on available-for-sale securities, net of tax effect of $1,686 and $5,521, respectively	(2,872)	(9,401)
Unrealized holding gains on foreign currency forward contract, net of tax effect of ($154) and ($477), respectively	263	811
Less: Reclassification adjustments of net (gains) losses on available-for-sale securities and foreign currency forward contract	(23)	216

Other comprehensive loss	(7,768)	(8,235)

Comprehensive income	$18,475	$29,345

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$359,138	$359,978
Short-term cash investments	224,499	278,157
Trade accounts receivable, less allowance for doubtful accounts	159,685	158,510
Inventories, net	193,781	177,560
Deferred income taxes	33,982	34,784
Prepaid expenses and other receivables	64,952	53,387

Total current assets	1,036,037	1,062,376
Long-term cash investments	348,311	302,585
Property, plant and equipment, net	502,517	488,204
Goodwill	152,329	152,457
Acquisition-related intangible assets, net	33,862	35,354
Long-term deferred income taxes	74,038	76,158
Other assets	103,756	106,410
Total assets	$2,250,850	$2,223,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$20,437	$18,168
Long-term debt, due within one year	47	163
Accounts payable	78,157	81,893
Accrued salaries, wages and commissions	29,353	33,344
Other accrued expenses	82,415	91,328
Total current liabilities	210,409	224,896
Long-term debt, less current maturities	542,322	547,259
Other long-term liabilities	25,188	26,186

Stockholders’ equity:
Common stock	70,736	69,826
Capital contributed in excess of par value of shares	882,388	854,045
Retained earnings	461,388	435,145
Accumulated other comprehensive income	58,419	66,187
Total stockholders’ equity	1,472,931	1,425,203
Total liabilities and stockholders’ equity	$2,250,850	$2,223,544

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2005	2004

Cash flow from operating activities:
Net income	$26,243	$37,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,043	16,922
Amortization of acquisition-related intangible assets	1,453	1,439
Stock compensation expense	491	—
Unrealized (gains) losses on swap transactions	(1,175)	773
Deferred income taxes	4,270	(4,681)
Tax benefit from options exercised	6,980	1,063
Change in operating assets and liabilities, net	(44,477)	(30,019)
Net cash provided by operating activities	13,828	23,077

Cash flow from investing activities:
Additions to property, plant and equipment	(37,009)	(28,514)
Proceeds from sale of property, plant and equipment	2	32
Acquisition of business	—	(41,468)
Sale or maturities of cash investments	110,987	101,103
Purchase of cash investments	(105,277)	(78,437)
Change in other investing activities, net	(3,785)	(1,990)
Net cash used in investing activities	(35,082)	(49,274)

Cash flow from financing activities:
Proceeds from short-term debt, net	2,457	2,924
Repayments of capital lease obligations, net	(59)	(57)
Proceeds from exercise of stock options and stock purchase plan	21,782	5,084
Other, net	(4,492)	588
Net cash provided by financing activities	19,688	8,539

Effect of exchange rate changes on cash and cash equivalents	726	48
Net decrease in cash and cash equivalents	(840)	(17,610)
Cash and cash equivalents, beginning of period	359,978	339,024

Cash and cash equivalents, end of period	$359,138	$321,414

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1.                           Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2005, and the consolidated results of operations and the consolidated cash flows for the three months ended September 30, 2005 and 2004.  The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

The Company operates on a 52-53 week fiscal year under which the three months ended September 2005 and 2004 consisted of 13 weeks ending October 2, 2005 and October 3, 2004, respectively.  For ease of presenting the accompanying consolidated financial statements, the fiscal quarter-end for all periods presented is shown as September 30 or June 30.  Fiscal 2006 will consist of 52 weeks ending July 2, 2006.

Certain reclassifications have been made to the September 30, 2004 (i) cash flow from investing activities, (ii) net decrease in cash and cash equivalents, and (iii) ending cash and cash equivalents, as a result of reclassification of auction rate securities (“ARS”) from cash and cash equivalents to short-term investments.  Previously, the Company’s investments in ARS were recorded in cash and cash equivalents rather than short-term cash investments.  The Company reclassified ARS from cash and cash equivalents to short-term investments because the underlying instruments have maturity dates exceeding ninety days. As a result of the reclassifications, the Company’s consolidated cash flows were affected as follows:

•                  net cash used for the purchase of cash investments decreased by $51.0 million for the three months ended September 30, 2004; and

•                  net change in cash and cash equivalents increased by $51.0 million for the three months ended September 30, 2004.

The reclassifications had no impact on the Company’s total current assets, stockholders’ equity, cash flows provided by operating activities or total consolidated results reported in any period presented.  At September 30, 2005 and June 30, 2005, the Company had no investments in these securities.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 30, 2005 and 2004 (in thousands except per share amounts):

	Net Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Three months ended September 30, 2005:

Net income per common share – basic	$26,243	70,329	$0.37
Effect of dilutive securities:
Stock options	—	1,948	(0.01)

Net income per common share – diluted	$26,243	72,227	$0.36

Three months ended September 30, 2004:

Net income per common share – basic	$37,580	66,516	$0.56
Effect of dilutive securities:

Stock options	—	1,756	(0.01)
Conversion of subordinated notes	2,386	7,439	(0.02)

Net income per common share – diluted	$39,966	75,711	$0.53

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income per share for the three months ended September 30, 2005, since such effect would be anti-dilutive.

3.                           Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities.  At September 30, 2005 and June 30, 2005, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in accumulated other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.  At September 30, 2005 and June 30, 2005, no investment was in a material loss position for greater than one year.

Cash, cash equivalents and cash investments as of September 30, 2005 and June 30, 2005 are summarized as follows (in thousands):

	September 30,	June 30,
	2005	2005
Cash and cash equivalents	$359,138	$359,978
Short-term cash investments	224,499	278,157
Long-term cash investments	348,311	302,585
Total cash, cash equivalents and cash investments	$931,948	$940,720

Available-for-sale securities as of September 30, 2005 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$155,359	$2	$(1,220)	$(1,218)	$154,141
U.S. government and agency obligations	70,237	—	(322)	(322)	69,915
Other debt	443	—	—	—	443
Total short-term cash investments	$226,039	$2	$(1,543)	$(1,541)	$224,499

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$144,813	$8	$(654)	$(646)	$144,167
U.S. government and agency obligations	130,171	54	(597)	(543)	129,628
Other debt	74,729	26	(239)	(213)	74,516
Total long-term cash investments	$349,713	$88	$(1,490)	$(1,402)	$348,311

Available-for-sale securities as of June 30, 2005 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$179,372	$6	$(1,477)	$(1,471)	$177,901
U.S. government and agency obligations	99,728	—	(576)	(576)	99,152
Other debt	1,105	—	(1)	(1)	1,104
Total long-term cash investments	$280,205	$6	$(2,054)	$(2,048)	$278,157

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized (Loss) Gain	Market Value
Corporate debt	$124,727	$249	$(355)	$(106)	$124,621
U.S. government and agency obligations	116,082	239	(134)	105	116,187
Other debt	61,765	131	(119)	12	61,777
Total long-term cash investments	$302,574	$619	$(608)	$11	$302,585

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 15.  The Company accounts for these available-for-sale investments under SFAS 115.  These stocks are traded on the Tokyo Stock Exchange.  The market values of the equity investments at September 30, 2005 and June 30, 2005 were $66.6 million and $71.2 million, respectively, compared to their purchased cost of $24.2 million.  Mark-to-market losses, net of tax, of $2.9 million and $9.8 million for the three months ended September 30, 2005 and 2004, respectively, were included in accumulated other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at September 30, 2005, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$226,039	$224,499
Due in 1-2 years	176,052	175,121
Due in 2-5 years	138,657	138,277
Due after 5 years	35,004	34,913

Total cash investments	$575,752	$572,810

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains were $0.01 million and gross realized losses were $0.3 million for the three months ended September 30, 2005.  Gross realized gains were $0.01 million and gross realized losses were $0.05 million for the three months ended September 30, 2004.  The cost of marketable securities sold is determined by the weighted average cost method.

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

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by the Company’s subsidiary in Japan. The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, the Company is required to exchange

1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At September 30, 2005, two quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per U.S. dollar.  The market value of the forward contract was $0.5 million and $0.1 million at September 30, 2005 and June 30, 2005, respectively.  Mark-to-market gains, included in other comprehensive income, net of tax, were $0.3 million and $0.8 million for the three months ended September 30, 2005 and 2004, respectively.  At September 30, 2005, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge as a result of the Forward Contract to income during the next six months through its maturity.

The Company had approximately $111.7 million and $75.9 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at September 30, 2005 and June 30, 2005, respectively.  Net realized and unrealized foreign-currency net gains recognized in earnings were less than $1 million for the three months ended September 30, 2005 and 2004.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 8, “Bank Loans and Long-Term Debt”).   In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15.  In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount.  At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate paid since the inception of the swaps has averaged 2.36 percent, compared to a coupon of 4.25 percent on the Debt.  During the three months ended September 30, 2005 and 2004, this arrangement reduced interest expense by $0.9 million and $2.2 million, respectively.

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction and April 2005 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  The market value of the Transaction was a liability of $3.9 million and $0.3 million at September 30, 2005 and June 30, 2005, respectively.  The market value of the April 2005 Transaction was a liability of $3.8 million and a $3.4 million at September 30, 2005 and June 30, 2005, respectively.

Both Transactions terminate on July 15, 2007 (“Termination Date”), subject to certain early termination provisions.  On or after July 18, 2004 and prior to July 14, 2007, if the ten-day average closing price of the Company’s common stock equals or exceeds $77.63, both transactions will terminate.  Depending on the timing of the early termination event, the Bank would be obligated to pay the Company an amount equal to the redemption premium called for under the terms of the Debt.

In support of the Company’s obligation under the two transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $7.5 million plus a collateral requirement for the Transaction and the April 2005 Transaction, as determined periodically.  At September 30, 2005, $15.8 million in letters of credit were outstanding related to both transactions.

The Transaction and the April 2005 Transaction qualify as fair value hedges under SFAS No. 133.  To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the two transactions and the Debt.  The fair values of the Transaction, the April 2005 Transaction and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices.  For the three months ended September 30, 2005 and 2004, the hedges were highly effective and therefore, the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at September 30, 2005 and June 30, 2005, was $0.2 million and $0.1 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of $0.1 million and ($0.3) million for the three months ended September 30, 2005 and 2004, respectively, were charged to interest expense.

5.                           Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at September 30, 2005 and June 30, 2005 were comprised of the following (in thousands):

	September 30,	June 30,
	2005	2005
Raw materials	$36,322	$33,328
Work-in-process	82,727	82,802
Finished goods	74,732	61,430

Total inventories	$193,781	$177,560

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

The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year.  In evaluating goodwill and intangible assets not subject to amortization, the Company completes the two-step goodwill impairment test as required by SFAS No. 142.  The Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units, in order to assess goodwill for impairment.  A reporting unit is the lowest level of the Company for which there is discrete information and whose results are regularly reviewed by the Company.

In the first of a two-step impairment test, the Company determined the fair value of these reporting units using a discounted cash flow valuation model.  The Company compared the discounted cash flows for the reporting unit to its carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  The second step compared the implied fair value of the reporting unit with the carrying amount of that goodwill.  Based on its annual impairment test in the fourth quarter of fiscal year ended June 30, 2005, the Company determined that goodwill was not impaired.

At September 30, 2005 and June 30, 2005 acquisition-related intangible assets included the following (in thousands):

		September 30, 2005		June 30, 2005
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquisition-related intangible assets:
Complete technology	4 – 12	$35,962	$(11,948)	$36,665	$(11,859)
Distribution rights and customer lists	5 – 12	15,667	(7,634)	15,667	(7,243)
Intellectual property and other	5 – 12	7,313	(5,498)	7,313	(5,189)
Total acquisition-related intangible assets		$58,942	$(25,080)	$59,645	$(24,291)

As of September 30, 2005, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal 2006: $3,015; fiscal 2007: $2,899; fiscal 2008: $2,527; fiscal 2009: $2,489, fiscal 2010: $2,489 and fiscal 2011: $1,710.

The carrying amount of goodwill by business segment as of September 30, 2005, is as follows (in thousands):

September 30, 2005
Energy-Saving Products	$70,310
Aerospace and Defense	45,765
Computing and Communications	28,803
Non-Aligned Products	4,190
Intellectual Property	3,261

Total goodwill	$152,329

As of September 30, 2005 and June 30, 2005, $43.3 million of goodwill is deductible for income tax purposes.

The changes in the carrying amount of goodwill for the period ended September 30, 2005 and June 30, 2005 are as follows (in thousands):

Goodwill
Balance, June 30, 2004	$139,919
New acquisition	12,958
Foreign exchange impact	(420)
Balance, June 30, 2005	$152,457
Foreign exchange impact	(128)

Balance, September 30, 2005	$152,329

New acquisitions in the fiscal year ended June 30, 2005, primarily relates to the acquisition of the specialty silicon epitaxial services business from Advanced Technology Materials, Inc.  The goodwill associated with this acquisition has been assigned to the Computing and Communications, Energy-Saving Products and Intellectual Property segments based on revenues.

7.                           Other accrued expenses

Other accrued expenses at September 30, 2005 and June 30, 2005 were comprised of the following (in thousands):

	September 30,	June 30,
	2005	2005
Accrued taxes	$41,165	$46,704
Other accrued expenses	41,250	44,624

Total accrued expenses	$82,415	$91,328

8.                           Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at September 30, 2005 and June 30, 2005 is as follows (in thousands):

	September 30,	June 30,
	2005	2005
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($8,351) and ($3,360) at September 30, 2005 and June 30, 2005, respectively)	$541,649	$546,640
Other loans and capitalized lease obligations	3,069	782
Debt, including current portion of long-term debt ($47 and $163 at September 30, 2005 and June 30, 2005, respectively)	544,718	547,422
Foreign revolving bank loans at rates from 1.38% to 3.88%	18,088	18,168

Total debt	$562,806	$565,590

In July 2000, the Company sold $550 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007. The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15.  The notes are subordinated to all of the Company’s existing and future debt. The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments.  The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2004, as specified in the notes and related indenture agreement.  In December 2001 and April 2005, the Company entered into two transactions with JP Morgan Chase Bank for $412.5 million and $137.5 million in notional amounts, respectively, which had the effect to the Company of converting the interest rate to variable and requiring that the convertible notes be marked to market (see Note 4, “Derivative Financial Instruments”).

In November 2003, the Company entered into a three-year syndicated multi-currency revolving credit facility, led by BNP Paribas, expiring in November 2006 (the “Facility”).  The Facility provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit.  The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the Facility is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the total facility at each period-end.  The Company pledged as collateral shares of certain of its subsidiaries.  The Facility also contains certain financial and other covenants, with which the Company was in compliance at September 30, 2005.  At September 30, 2005, the Company had $16.9 million borrowings and $20.2 million letters of credit outstanding under the Facility.  At June 30, 2005, the Company had $17.1 million borrowings and $16.4 million letters of credit outstanding under the Facility.  Of the letters of credit outstanding, $15.8 million and $12.0 million were related to the interest rate swap transactions (see Note 3) at September 30, 2005 and June 30, 2005, respectively.

At September 30, 2005, the Company had $166.6 million in total revolving lines of credit, of which $38.2 million had been utilized, consisting of $20.2 million in letters of credit and $18.0 million in foreign revolving bank loans, which are included in the table above.

9.                           Impairment of Assets, Restructuring and Severance

During fiscal 2003 second quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions and de-emphasize its commodity business. The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products within its Focus Product segments.  The Company also planned to lower overhead costs across its support organizations.  The Company has substantially completed these restructuring activities as of September 30, 2005.  The Company expects to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California by fiscal year end 2006 or sooner.

Total charges associated with the December 2002 initiatives are expected to be approximately $280 million. These charges will consist of approximately $220 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and $54 million for severance-related costs.

For the three months ended September 30, 2005, the Company recorded $4.3 million in total restructuring-related charges, consisting of: $3.1 million for asset impairment, plant closure costs and other charges, and $1.2 million for severance-related costs.  For the three months ended September 30, 2004, the Company recorded $6.7 million in total restructuring-related charges, consisting of: $4.9 million for impairment, plant closure costs and other charges, and $1.8 million for severance-related costs.  Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”.  In determining the asset groups, the Company grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired the Company evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from the Company’s initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses.  Based on this, the Company determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that was consistent with the rate used when analyzing potential acquisitions.

As of September 30, 2005, the Company had recorded $265.7 million in total charges, consisting of: $213.2 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $46.5 million for severance-related costs.  Components of the $213.2 million asset impairment, plant closure and other charges included the following items:

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

•                  The Company restructured its manufacturing activities in Europe.  Based on a review of its Swansea, Wales facility, a general-purpose module facility, the Company determined in the December 2002 quarter that this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, the Company has completed the move of its manufacturing activities from its automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities as of September 30, 2005. The Company has also moved the production from its Venaria, Italy facility to its Borgaro, Italy and Mumbai, India facilities, which was completed as of December 31, 2003.  The Company stopped manufacturing products at its Oxted, England facility as of September 30, 2003.

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

•                  $54.6 million in other miscellaneous items were charged, including $45.8 million in relocation costs and other impaired asset charges and $8.8 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. For the three months ended September 30, 2005 and 2004, the Company disposed of $0 and $0.5 million, respectively, of these inventories, which did not have a material impact on gross margin for the periods then ended.  As of September 30, 2005, $1.2 million of these inventories remained to be disposed.

As of September 30, 2005, the Company has recorded $46.5 million in severance-related charges:  $41.3 million in severance termination costs related to approximately 1,200 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at its manufacturing facility in Oxted, England.  The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized over the future service period, as applicable, in accordance with SFAS No. 146.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

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

The following summarizes the Company’s severance accrual related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the three months ended September 30, 2005 and the fiscal year ended June 30, 2005.  Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)

Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	1,231	—	1,231
Costs paid	(64)	(3,055)	(406)	(3,525)
Foreign exchange impact	—	(14)	(14)	(28)
Accrued severance, September 30, 2005	$307	$6,286	$1,687	$8,280

10.                     Segment and Geographic Information

Revenues for the three months ended September 30, 2005 and 2004, by the three broad product categories, are as follows (in thousands):

	September 30, 2005	September 30, 2004
Power Management ICs and Advanced Circuit Devices	$175,360	$169,782
Power Components	54,874	99,586
Power Systems	31,899	32,838
Total product revenues	262,133	302,206
Intellectual Property	10,440	10,019

Total consolidated revenues	$272,573	$312,225

Segment results for the three months ended September 30, 2005 and 2004 and as of September 30, 2005 and June 30, 2005, are as follows (in thousands except percentages):

	September 30, 2005		September 30, 2004
Business Segment	Revenues	Gross Profit	Revenues	Gross Profit
Computing and Communications	$89,640	41.6%	$105,991	43.7%
Energy-Saving Products	72,386	52.4	73,151	53.6
Aerospace and Defense	29,401	43.8	32,277	41.3
Intellectual Property	10,440	100.0	10,019	100.0

Subtotal Focus Products	201,867	48.8	221,438	49.2

Commodity Products	42,152	19.3	59,524	30.9
Non-Aligned Products	28,554	14.6	31,263	19.6
Subtotal Non-Focus Products	70,706	17.4	90,787	27.0

Consolidated total	$272,573	40.7%	$312,225	42.7%

Product revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.

Geographic information for the Company on an aggregate basis, for the three months ended September 30, 2005 and 2004, is presented below (in thousands):

Revenues from Unaffiliated Customers	September 30, 2005	September 30, 2004
North America, primarily United States	$74,611	$91,977
Asia	129,628	140,686
Europe	57,894	69,543

Subtotal	262,133	302,206
Unallocated royalties	10,440	10,019

Total	$272,573	$312,225

Long-Lived Assets	September 30, 2005	June 30, 2005
North America, primarily United States	$348,306	$347,892
Asia	27,500	23,598
Europe	230,467	223,124

Total	$606,273	$594,614

No single original equipment manufacturer (“OEM”), customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s consolidated revenues for the three months ended September 30, 2005 or 2004.  For its Focus Product segments as a whole, the Company primarily sells direct to OEM customers.  Three distributors accounted for approximately 41 percent of Computing and Communications segment revenues for the three months ended September 30, 2005.  One distributor accounted for approximately 17 percent of Commodity Products segment revenues for the three months ended September 30, 2005.  Two OEM customers, individually accounting for greater than 10 percent of Non-Aligned Products (“NAP”) revenues, accounted for approximately 35 percent of NAP revenues for the three months ended September 30, 2005.  No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s other reportable segments revenues for the quarter.  No customer accounted for more than 10 percent of the Company’s accounts receivable at September 30, 2005 and June 30, 2005.

11.                     Stock-Based Compensation

For the three months ended September 30, 2005, equity-based compensation awards were granted under one of two stock option plans:  the 1997 Employee Stock Incentive Plan (“1997 Plan”) and the 2000 Incentive Plan (“2000 Plan”). Options granted before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years.  Options granted after November 22, 2004, generally became exercisable in annual installments of 33 percent beginning on the first anniversary date, and expire after five years.

Under the 1997 Plan, options to purchase shares of the Company’s common stock may be granted to the Company’s employees and consultants.  In addition, other stock-based awards (e.g., restricted stock units (“RSUs”), SARs and performance shares) may also be granted.  During the three months ended September 30, 2005 and 2004, non-qualified options and RSUs were issued under the 1997 Plan. As noted below, on November 22, 2004, the Company’s stockholders approved an amendment to the 2000 Plan to increase the authorized number of shares from 7,500,000 to 12,000,000, at which point no awards may be granted under the 1997 Plan.

Under the 2000 Plan, options to purchase shares of the Company’s common stock and other stock-based awards may be granted to the Company’s employees, consultants, officers and directors.  The terms of the 2000 Plan were substantially similar to those under the 1997 Plan. On November 22, 2004, the Company’s shareholders approved an amendment to the 2000 Plan which increased the authorized number of shares to be granted from 7,500,000 to 12,000,000.  The amendment changed the options expiration term on future grants to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be granted under the 2000 Plan after August 24, 2014. As of September 30, 2005, there were 4,097,698 shares available for future grants.

The following table summarizes the stock option activities for the period ended September 30, 2005 (in thousands except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2005	13,558	$38.01	—	$149,290
Granted	580	$48.16	$13.27	—
Exercised	(922)	$23.86	—	$21,339
Expired or canceled	(114)	$40.65	—	—

Outstanding, September 30, 2005	13,102	$39.51	—	$100,692

The following table summarizes the RSU activities for the period ended September 30, 2005 (in thousands except per share data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, June 30, 2005	24	—
Granted	6	$48.10

Outstanding, September 30, 2005	30	—

The following table summarizes the non-vested stock option and RSU activities for the period ended September 30, 2005 (in thousands):

	Stock Options	Restricted Stock Units

Non-vested shares, June 30, 2005	137	24
Granted	580	6

Non-vested shares, September 30, 2005	717	30

The following table summarizes the stock options and RSUs outstanding at September 30, 2005, and related weighted average price and life information (in thousands except years and price data):

	September 30, 2005
	Outstanding			Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $15.38	490	3.43	$11.07	461	$11.79
$15.62 to $25.35	2,095	3.60	$20.63	2,095	$20.63
$26.00 to $35.90	1,484	5.69	$33.93	1,484	$33.93
$36.39 to $45.87	6,539	4.65	$42.78	6,530	$42.78
$46.50 to $54.69	1,530	4.85	$50.52	822	$52.41
$55.31 to $63.88	994	5.15	$62.01	993	$62.01
	13,132	4.61	$39.42	12,385	$39.00

Additional information relating to the stock option plans, including employee stock options and RSUs, at September 30, 2005 and June 30, 2005 is as follows (in thousands):

	September 30, 2005	June 30, 2005
Options exercisable	12,385	13,422
Options available for grant	4,098	4,632
Total reserved common stock shares for stock option plans	17,229	18,214

Beginning in the fiscal year 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options.  The adoption of SFAS No. 123(R) did not affect the stock-based compensation associated with the Company’s RSUs, which were already based on the market price of the stock at date of grant and recognized over the service period.  Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated.  As a result of the adoption, the Company’s income from continuing operations, which is the same as income before income taxes, decreased by $0.4 million, net income was decreased by $0.3 million, and basic and diluted earnings per share were negatively impacted by $0.01.

For the three months ended September 30, 2005, stock-based compensation expense recognized in the income statement is as follows (in thousands):

September 30, 2005

Selling and administrative expense	$258
Research and development expense	82
Cost of sales	30

Total stock-based compensation expense	$370

The total compensation expense for outstanding stock options and RSUs was $7.9 million as of September 30, 2005, which will be recognized over a weighted average of approximately three years. The fair value of the options associated with the above compensation expense for the three months ended September 30, 2005, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

September 30, 2005
Expected life	3.5 years
Risk free interest rate	3.8%
Volatility	30.0%
Dividend yield	0.0%

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) that provided the Staff’s views regarding valuation of share-based payments pursuant to SFAS No. 123(R).  With respect to volatility, SAB No. 107 clarified that there is not a particular method of estimating volatility and to the extent that the Company has traded financial instruments from which it can derive the implied volatility, it may be appropriate to use only implied volatility in its assumptions.  The Company has certain financial instruments that are publicly traded from which it can derive the implied volatility.  Therefore, beginning in January 2005, the Company used implied volatility for valuing its stock options, whereas previously, it had used historical volatility.  The Company believes implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

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

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s diluted net income per common share–basic and diluted for the three months ended September 30, 2004, would have approximated the following (in thousands except per share data):

September 30, 2004

Net income	$37,580
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(13,243)
Pro forma net income	$24,337

Net income per common share-basic, as reported	$0.56
Net income per common share-basic, pro forma	$0.37

Net income per common share-diluted, as reported	$0.53
Net income per common share-diluted, pro forma	$0.35

On April 17, 2005, the Company accelerated the vesting of all then outstanding equity awards, including employee stock options and restricted stock units, primarily to avoid recognizing in its income statement approximately $108 million in associated compensation expense in future periods, of which approximately $60 million would have been recognized in fiscal year 2006 upon the adoption of SFAS No. 123(R). As a result of the accelerated vesting, the Company recorded $6.0 million in non-cash compensation charge, of which $3.9 million is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and $2.1 million is related to the recognition of outstanding RSUs, including $0.3 million for the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date.  In determining the forfeiture rates of the stock options, the Company reviewed the unvested options’ original life, time remaining to vest and whether these options were held by officers and directors of the Company.  The compensation charge is adjusted in future period financial results as actual forfeitures are realized.  For the three months ended September 30, 2005, there were no material changes in actual forfeitures from estimates.

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

13.                     Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699; 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699; 5,008,725 and/or 5,130,767.  In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages.  The Federal District Court subsequently tripled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million.  In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted the Company by the Federal District Court in Los Angeles of infringement by IXYS of the Company’s U.S. patents 4,959,699; 5,008,725 and 5,130,767. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit had the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in the Company’s favor regarding the validity and enforceability of the three Company patents. Following remand, a federal court jury in Los Angeles, California held on September 15, 2005, that IXYS elongated octagonal MOSFETs and IGBTs infringed the Company’s 4,959,699 patent but did not infringe the Company’s 5,008,725 and 5,130,767 patents. On October 6, 2005 the jury awarded the Company $6.2 million in damages. Further proceedings are required in the trial court before final judgment can be entered. The Company anticipates that IXYS will appeal the judgment.  No amount has been recognized in the income statement from the pending litigation for the three months ended September 30, 2005.

14.                     Income Taxes

The Company’s effective tax provision for the three months ended September 30, 2005 and 2004 was 27.5 percent and 24.0 percent, respectively, rather than the U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefit.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004”, which introduces a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer (“repatriation provision”), provided certain criteria are met.  The Company is currently evaluating the range of possible amounts of unremitted earnings that may be repatriated as a result of the repatriation provision; the related range of income tax effects of such repatriation cannot be reasonably estimated at this time.

15.                     Related Party Transactions

As discussed in Note 3, the Company holds as strategic investment common stock of Nihon Inter Electronics Corporation (“Nihon”), a related party.  At September 30, 2005 and June 30, 2005, the Company owned approximately 17.5 percent of the outstanding shares of Nihon.  As previously reported, the Company’s Chief Financial Officer was the Chairman of the Board and a director of Nihon until June 28, 2005.  In addition, the general manager of the Company’s Japan subsidiary is a director of Nihon.  Although the Company has a member on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 3, “Cash and Investments”).

16.                     Subsequent Event

On November 1, 2005, the Company’s Board of Directors authorized and the Company announced a stock repurchase program, under which up to $100 million of the Company’s common shares may be repurchased without prior notice, through block trades or otherwise.  The Company intends that any shares repurchased will be held as treasury shares that may be used for general corporate purposes.  From the date of the repurchase through the following thirty days, no amounts under the Company’s $150 million credit facility will be available.  Shares repurchased will be paid with the Company’s existing cash and cash investments.  As of November 11, 2005, no shares had been repurchased under the program.

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

Overview of Results of Operations for the Three Months Ended September 30, 2005

We report our results in six segments: Computing and Communications (“C&C”), Energy-Saving Products (“ESP”), Aerospace and Defense (“A&D”), Intellectual Property (“IP”), Commodity Products (“CP”) and Non-Aligned Products (“NAP”).  We include our C&C, ESP, A&D and IP segments in our Focus Product group, and our CP and NAP segments in our Non-Focus Product group.

For the three months ended September 30, 2005, consolidated revenues were $272.6 million compared to $312.2 million in the prior year three months ended September 30, 2004.  Revenues for our Focus Products were $201.9 million (74.1 percent of revenues) and $221.4 million (70.9 percent of revenues) for the three months ended September 30, 2005 and 2004, respectively.  Revenues for our Non-Focus Products were $70.7 million (25.9 percent of revenues) and $90.8 million (29.1 percent of revenues) for the three months ended September 30, 2005 and 2004, respectively.  Revenues for the three months ended September 30, 2005 were lower than the prior year.  Some of the factors that adversely affected revenues for the quarter ended September 30, 2005 included price pressure on certain component products, changes in distributor purchasing patterns and a logistics bottleneck that delayed certain shipments at the end of the fiscal quarter in our A&D segment.  Additionally, in our C&C and ESP segments, revenues were inhibited by and lower due to capacity constraints and an inventory mix that was different than the demand for certain products.  For the three months ended December 31, 2005, we expect our overall revenues to increase by only one to four percent, in part, reflecting continuing capacity limitations in our C&C and ESP segments.

For the quarter ended September 30, 2005, total inventory increased by $16.2 million to $193.8 million from $177.6 million at June 30, 2005.  Finished goods increased by $13.3 million as a result of an inventory build that was different than the demand for certain products principally within our C&C and ESP segments in the fiscal first quarter.

For the three months ended September 30, 2005, gross profit margin was 40.7 percent compared to 42.7 percent for the prior year three months ended September 30, 2004.  Gross profit margin for our Focus Products were 48.8 percent and 49.2 percent for the three months ended September 30, 2005 and 2004, respectively.  Gross profit margin for our Non-Focus Products was 17.4 percent and 27.0 percent for the three months ended September 30, 2005 and 2004, respectively.  The gross profit margin declined primarily due to price declines, product mix, and profit sharing and employee stock option expense.  We expect our overall Company gross margin for the three months ended December 31, 2005 to be approximately two percentage points lower than the three months ended September 30, 2005, largely due to pricing pressures, product mix and costs associated with our Newport, Wales facility.

Revenues as a percentage of total product revenues based on sales location were approximately 28 percent, 50 percent and 22 percent for North America (primarily United States), Asia and Europe, respectively, for the three months ended September 30, 2005.  Revenues as a percentage of total product revenues based on sales location were approximately 30 percent, 47 percent and 23 percent for North America (primarily United States), Asia and Europe, respectively, for the three months ended September 30, 2004.

As of September 30, 2005, we have substantially completed our restructuring activities previously announced in 2002 and 2003.  For the three months ended September 30, 2005, we recorded $4.3 million in total restructuring-related charges, consisting of: $3.1 million for asset impairment, plant closure costs and other charges and $1.2 million for severance-related costs.  We estimate that charges associated with the restructuring will be approximately $280 million.  These charges will consist of approximately $220 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $54 million for severance-related charges.  Of the $280 million in total charges, we expect cash charges to be approximately $110 million.  As of September 30, 2005, we have realized annualized savings of approximately $80 million from the restructuring activities, with approximately 70 percent of that savings affecting cost of goods sold.  We are also continuing with our plan to review product lines and products not aligned with our long-term objectives to increase our overall gross margins.

As of September 30, 2005, demand for our Focus Products, primarily those reported in our C&C and ESP segments, exceeded our worldwide capacity.  To help address our capacity limitations, we are starting production on our new eight-inch sub-micron wafer fabrication facility in Newport, Wales in the December 2005 quarter.  During the three months ended September 30, 2005, we spent $37.0 million in capital expenditure, of which $13.9 million was at the Newport, Wales facility.  We anticipate that nearly 70 percent of capital expenditures for fiscal year 2006 will be in the first half of the year.

We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) that became effective for us in the fiscal first quarter ended September 30, 2005.  SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period.  For the three months ended September 30, 2005, we recognized $0.4 million in stock-based compensation expense as a result of the adoption of SFAS No. 123(R).  As a consequence of SFAS No. 123(R), we have reduced the number of employees who will receive stock options.  To offset the impact of the option grant reduction and to continue to attract and retain the industry’s best qualified technical, sales, marketing and managerial personnel, we have established a new profit sharing plan that became effective beginning in the fiscal year 2006.  For the three months ended September 30, 2005, we recognized $2.8 million in profit sharing plan expense.

During the three months ended September 30, 2005, operating activities generated cash flow of $13.8 million.  Our cash, cash equivalents and cash investments totaled $931.9 million at September 30, 2005.  Additionally, we have $128.3 million in unused credit facilities for operating needs.

On November 1, 2005, our Board of Directors authorized and we announced a stock repurchase program, under which up to $100 million of our common shares may be repurchased without prior notice, through block trades or otherwise.  We intend that any shares repurchased will be held as treasury shares that may be used for general corporate purposes.  As of November 11, 2005, no shares had been repurchased under the program.

Results of Operations for the Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004

The following table sets forth certain items as a percentage of revenues (in millions except percentages):

	Three Months Ended September 30,
	2005		2004
Revenues	$272.6	100.0%	$312.2	100.0%
Cost of sales	161.7	59.3	178.8	57.3

Gross profit	110.9	40.7	133.4	42.7
Selling and administrative expense	45.2	16.7	46.4	14.9
Research and development expense	25.2	9.2	25.4	8.1
Amortization of acquisition-related intangible assets	1.5	0.5	1.4	0.5
Impairment of assets, restructuring and severance charges	4.3	1.6	6.7	2.1
Other expense (income), net	0.1	0.0	(0.0)	(0.0)
Interest (income) expense, net	(1.6)	(0.6)	1.7	0.5

Income before income taxes	36.2	13.3	51.8	16.6
Provision for income taxes	10.0	3.7	14.2	4.6

Net income	$26.2	9.6%	$37.6	12.0%

Revenues and Gross Margin

For the three months ended September 30, 2005, consolidated revenues decreased by 12.7 percent from the prior year three months ended September 30, 2004.  Revenues for the three months ended September 30, 2005 were lower than the prior year, due to combination of price pressure on certain component products, changes in distributor purchasing patterns, and a logistics bottleneck that delayed certain shipments at the end of the fiscal quarter in our A&D segment.  Additionally, in our C&C and ESP segments, revenues were inhibited by and lower due to capacity constraints and an inventory mix that was different than the demand for certain products.  Gross profit margin was 40.7 percent for the three months ended September 30, 2005, compared to 42.7 percent in the prior year three months ended September 30, 2004.  The gross profit margin declined primarily due to price declines, product mix, profit sharing and employee stock options expense.  In general, our wafer manufacturing facilities serve all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product cost.  General manufacturing overhead and variances are allocated to the segments based on the percentage of total revenues.

For the quarter ended September 30, 2005, total inventory increased by $16.2 million to $193.8 million from $177.6 million at June 30, 2005.  Finished goods increased by $13.3 million as a result of an inventory build that was different than the demand for certain products principally within our C&C and ESP segments in the fiscal first quarter.

Revenues as a percentage of total product revenues based on sales location were approximately 28 percent, 50 percent and 22 percent for North America (primarily United States), Asia and Europe, respectively, for the three months ended September 30, 2005.  Revenues as a percentage of total product revenues based on sales location were approximately 30 percent, 47 percent and 23 percent for North America (primarily United States), Asia and Europe, respectively, for the three months ended September 30, 2004.

Revenues for our Focus Products were $201.9 million (74.1 percent of revenues) and $221.4 million (70.9 percent of revenues) for the three months ended September 30, 2005 and 2004, respectively.  Revenues for our Non-Focus Products were $70.7 million (25.9 percent of revenues) and $90.8 million (29.1 percent of revenues) for the three months ended September 30, 2005 and 2004, respectively.

Revenues and gross margin by business segments are as follows (in thousands except percentages):

	Three Months Ended
	September 30, 2005			September 30, 2004
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications	$89,640	32.9%	41.6%	$105,991	33.9%	43.7%
Energy-Saving Products	72,386	26.6	52.4	73,151	23.4	53.6
Aerospace and Defense	29,401	10.8	43.8	32,277	10.4	41.3
Intellectual Property	10,440	3.8	100.0	10,019	3.2	100.0

Subtotal Focus Products	201,867	74.1	48.8	221,438	70.9	49.2

Commodity Products	42,152	15.4	19.3	59,524	19.1	30.9
Non-Aligned Products	28,554	10.5	14.6	31,263	10.0	19.6
Subtotal Non-Focus Products	70,706	25.9	17.4	90,787	29.1	27.0

Consolidated total	$272,573	100.0%	40.7%	$312,225	100.0%	42.7%

Computing and Communications (“C&C”)

Our Computing and Communication segment is comprised of our Power Management ICs, Advanced Circuit Devices, including iPowirTM multi-chip modules and DirectFETTM solutions, and Power Components (primarily MOSFET Power Components) that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles.  Our C&C products are also used in digital television, liquid crystal displays (“LCDs”), portable handheld devices and cellular phones.

C&C revenues declined by $16.4 million, 15.4 percent, compared to the prior year three months ended September 30, 2004, primarily reflecting price pressures on certain of our component products and changes in our distributor purchasing patterns.  Additionally, C&C revenues were inhibited by and lower due to capacity constraints and an inventory mix that was different than the demand for certain products.  To help address our capacity limitations, we are starting production on our new eight-inch sub-micron wafer fabrication facility in Newport, Wales in the December 2005 quarter.

Gross margin for C&C was 41.6 percent for the three months ended September 30, 2005, compared to 43.7 percent for the prior year three months ended September 30, 2004.  Gross margin declined reflecting price declines, product mix, profit sharing and employee stock options expense, partially offset by increased sales of higher margin DirectFETs and FlipFETs into the computing and communications market.

Energy-Saving Products (“ESP”)

Our Energy-Saving Product segment is comprised of our Power Management ICs, Advanced Circuit Devices and Power Components (primarily HEXFET and IGBT Power Components) that provide solutions for variable speed motion control in energy-saving appliances (such as washing machines, refrigerators and air conditioners), and industrial systems (such as fans, pumps and compressors), advanced lighting products (including fluorescent lamps, high intensity discharge (“HID”) lamps, cold cathode fluorescent (“CCFL”) tubes and light emitting diodes (“LED”) lighting), advanced automotive solutions (primarily diesel injection, electric-gasoline hybrid and electric power steering systems), and consumer applications (for example, plasma TVs and digital-audio units).

ESP revenues for the three months ended September 30, 2005, declined by $0.8 million, 1.0 percent, compared to the prior year three months ended September 30, 2004, primarily due to price pressures on certain of our component products and changes in our distributor purchasing patterns.  Additionally, ESP revenues were inhibited by capacity constraints and an inventory mix that was different than the demand.  The negative impact on the ESP segment’s revenues from these factors was partially offset by increased sales of our high voltage ICs into the consumer and automotive markets.

Gross margin for ESP was 52.4 percent for the three months ended September 30, 2005, compared to 53.6 percent for the three months ended September 30, 2004.  The gross margin decline reflected primarily price declines, product mix, profit sharing and employee stock options expense.

Aerospace and Defense (“A&D”)

The Aerospace and Defense segment is comprised of advanced power management solutions, such as radiation-hardened power management modules, radiation-hardened Power Components, and other high-reliability Power Components that address power management requirements in satellites, launch vehicles, aircrafts, ships, submarines and other defense and high-reliability applications.  Revenues for the three months ended September 30, 2005, declined by $2.9 million, 8.9 percent, from the three months ended September 30, 2004, primarily reflecting a logistics bottleneck that delayed shipments at the end of the fiscal quarter.  This revenue is included in the fiscal second quarter ending December 31, 2005 operating results, and we expect A&D revenues to increase from the September 2005 quarter.

Gross margin for the A&D segment increased to 43.8 percent for the fiscal quarter ended September 30, 2005, from 41.3 percent in the comparable prior year period,

reflecting manufacturing efficiencies and restructuring cost savings.  Gross margin improvement was partially offset by profit sharing and employee stock option expense.

Intellectual Property (“IP”)

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

IP revenues were $10.4 million and $10.0 million for the three months ended September 30, 2005 and 2004, respectively.

Commodity Products (“CP”)

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

For the three months ended September 30, 2005, CP revenues were $42.2 million, down 29.1 percent from $59.5 million for the three months ended September 30, 2004, reflecting a one-month shut down at one of our European facilities in the current year versus a one-week shut down in the prior year quarter, changes in our distributor purchasing patterns, price pressures on our component products and discontinuation of certain business opportunities since the prior year.

Gross margin for CP was 19.3 percent for the fiscal quarter ended September 30, 2005, compared to 30.9 percent in the comparable prior year quarter, reflecting price pressures, profit sharing and employee stock option expense.

Non-Aligned Products (“NAP”)

The Non-Aligned Product segment includes businesses, product lines or products that we are targeting for realignment, whether by changing the business model for how we participate in the business, or by divestiture or other strategic transactions, such as joint venture or partnership.  We plan to support our Non-Focus Products to the extent we believe appropriate, to manage, maintain or increase their value in line with our long-term goals for those segments.  Currently, product lines reported in this segment include certain modules, rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications.

Revenues for the three months ended September 30, 2005 were $28.6 million, decreasing 8.7 percent from $31.2 million in the three months ended September 30, 2004, reflecting negative impacts from the restructuring of certain of our European facilities and the Euros foreign currency fluctuations.

Gross margin for our NAP segment was 14.6 percent for the three months ended September 30, 2005, compared to 19.6 percent for the three months ended September 30, 2004, reflecting lower manufacturing efficiency and product mix.

Selling and Administrative Expense

For the three months ended September 30, 2005, selling and administrative expense was $45.2 million (16.6 percent of revenues), compared to $46.4 million (14.9 percent of revenues) for the three months ended September 30, 2004.  The increase in the selling and administrative expense ratio primarily reflected a lower revenue base in the current year.  The absolute selling and administrative expense decreased reflecting lower sales commissions and other variable costs paid on a lower revenue base, partially offset by higher Sarbanes-Oxley Rule 404 compliance, profit sharing and employee stock options expense.

Research and Development Expenses

For the three months ended September 30, 2005 and 2004, research and development expense was $25.2 million and $25.4 million (9.2 percent and 8.1 percent of revenues), respectively, reflecting primarily continued development activities on our Focus Products.

Impairment of Assets, Restructuring and Severance

During fiscal 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives.  Under our restructuring initiatives, our goal was to reposition us to better fit the market conditions and de-emphasize the commodity business.  Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  We also planned to lower overhead costs across our support organizations.  We have substantially completed these restructuring activities as of September 30, 2005.  We expect to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California by fiscal year end 2006 or sooner.

We estimate that charges associated with the restructuring will be approximately $280 million.  These charges will consist of approximately $220 million for asset impairment,

plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $54 million for severance.  Of the $280 million in total charges, we expect cash charges to be approximately $110 million.  As of September 30, 2005, we have realized annualized savings of approximately $80 million from the restructuring activities, with approximately 70 percent of that savings affecting cost of goods sold.

For the three months ended September 30, 2005, we recorded $4.3 million in total restructuring-related charges, consisting of: $3.1 million for asset impairment, plant closure costs and other charges and $1.2 million for severance-related costs.  For the three months ended September 30, 2004, we recorded $6.7 million in total restructuring-related charges, consisting of: $4.9 million for impairment, plant closure costs and other charges, and $1.8 million for severance-related costs.  Restructuring-related costs were measured in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  In determining the asset groups, we grouped assets at the lowest level for which independent identifiable cash flows information was available.  In determining whether an asset was impaired we evaluated undiscounted future cash flows and other factors such as changes in strategy and technology.  The undiscounted cash flows from our initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses.  Based on this, we determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

As of September 30, 2005, we had recorded $265.7 million in total charges, consisting of: $213.2 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $46.5 million for severance-related costs.  Components of the $213.2 million asset impairment, plant closure and other charges included the following items:

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

•                  We are restructuring our manufacturing activities in Europe.  Based on a review of our Swansea, Wales facility, a general-purpose module facility, we determined in the December 2002 quarter that this facility would be better suited to focus only on automotive applications.  The general-purpose assembly assets in this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, we have completed the move of our manufacturing activities at our automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities as of September 30, 2005.  We have also moved the production from our Venaria, Italy facility to our Borgaro, Italy and Mumbai, India facilities, which was completed as of December 31, 2003.  We stopped manufacturing activities in our Oxted, England facility as of September 30, 2003.

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

•                  $54.6 million in other miscellaneous items were charged, including $45.8 million in relocation costs and other impaired asset charges and $8.8 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred.  Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million.  For the three months ended September 30, 2005 and 2004, we had disposed of $0 and $0.5 million, respectively, of these inventories, which did not have a material impact on gross margin for the three months then ended.  As of September 30, 2005, $1.2 million of these inventories remained to be disposed.

Our restructuring activities are expected to result in severance charges of approximately $54 million through June 2006.  Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount

El Segundo, California	Close manufacturing facilities	$10 million
Santa Clara, California and Leominster, Massachusetts	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	9 million
Venaria, Italy	Move manufacturing to India and discontinue certain products	11 million
Company-wide	Realign business processes	20 million
Total		$54 million

To date, of the $54 million noted above, we have recorded $46.5 million in severance-related charges: $41.4 million in severance termination costs related to approximately 1,200 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England.  The severance charges associated with the elimination of positions, which included the 1,200 persons notified to date, had been and will continue to be recognized over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

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

The following summarizes our severance accrued related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the three months ended September 30, 2005 and the fiscal year ended June 30, 2005.  Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability

Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)

Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	1,231	—	1,231
Costs paid	(64)	(3,055)	(406)	(3,525)
Foreign exchange impact	—	(14)	(14)	(28)
Accrued severance, September 30, 2005	$307	$6,286	$1,687	$8,280

Other Income and Expenses

Other income (expense) income was $0.1 million and ($0.04) million for the three months ended September 30, 2005 and 2004, respectively.

Interest Income and Expenses

Interest income was $7.1 million and $3.3 million for the three months ended September 30, 2005 and 2004, respectively, reflecting higher prevailing interest rates on higher average cash and cash investment balance in the current year.

Interest expense was $5.5 million and $5.1 million for the three months ended September 30, 2005 and 2004, respectively, primarily reflecting higher effective interest rate payable on our $550 million convertible subordinated notes outstanding, partially offset by higher income from the mark-to-market adjustments on our interest rate swaps (see Notes 4, “Derivative Financial Instruments” and 8, “Bank Loans and Long-Term Debt” of the Notes to the unaudited consolidated financial statements, regarding the modification of the effective interest payable on our convertible notes).

Income Taxes

Our effective tax provision for the three months ended September 30, 2005 and 2004 was 27.5 percent and 24.0 percent, respectively, rather than the U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004”, which introduces a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer (“repatriation provision”), provided certain criteria are met.  We are currently evaluating the range of possible amounts of unremitted earnings that may be repatriated as a result of the repatriation provision; the related range of income tax effects of such repatriation cannot be reasonably estimated at this time.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalent balances of $359.1 million and cash investments in marketable debt securities of $572.8 million.  We also have $128.3 million in unused credit facilities.  Our investment portfolio consists of available-for-sale fixed-income, principally investment-grade securities as of September 30, 2005.

For the three months ended September 30, 2005, cash provided by operating activities was $13.8 million compared to $23.1 million in the comparable prior year three months ended September 30, 2004.  Depreciation and amortization adjusted cash flows from operations by $21.5 million.  Changes in operating assets and liabilities decreased cash by $44.5 million during the three months ended September 30, 2005.  The increase in working capital reflected the increase in our inventory balance as a result of the build up of inventory that was different than the demand for certain products principally within our C&C and

ESP segments during the fiscal first quarter, and the timing of accounts and other receivable collections, and taxes, salaries, wages and other accrued expense payments.

For the three months ended September 30, 2005, cash used in investing activities was $35.1 million.  We purchased $105.3 million and sold $111.0 million of cash investments.  Certain prior year’s amounts have been reclassified to conform to the current-year presentation.  Auction rate securities are now classified as available-for-sale securities and reported as short-term cash investments instead of cash and cash equivalents, for all periods presented.  For the three months ended September 30, 2004, proceeds from the sale of auction rate securities decreased net cash used in investing activities by $49.6 million.

During the three months ended September 30, 2005, we spent $37.0 million in capital expenditure, of which $13.9 million was at the Newport, Wales facility.  We anticipate that nearly 70 percent of capital expenditures for fiscal year 2006 will be in the first half of the year.  As of September 30, 2005, demand for our Focus Products exceeded our worldwide capacity.  To help address our capacity limitations, we are starting production on our new eight-inch sub-micron wafer fabrication facility in Newport, Wales in the December 2005 quarter.  Purchase order commitments for capital expenditures were $26.0 million as of September 30, 2005.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

Financing activities for the three months ended September 30, 2005 generated $19.7 million. Proceeds from the exercise of employee stock options and stock participation plan contributed $21.8 million.  As of September 30, 2005, we had revolving, equipment and foreign credit facilities of $166.6 million, against which $38.2 million had been used.  As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically.  At September 30, 2005, $15.8 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter ended September 30, 2005, our letter of credit commitment would have increased by $4.9 million to $20.7 million.  We do not have any off balance sheet arrangements as of September 30, 2005.

On November 1, 2005, our Board of Directors authorized and we announced a stock repurchase program, under which up to $100 million of our common shares may be repurchased without prior notice, through block trades or otherwise.  Any shares repurchased will be paid with our existing cash and cash investments.

Our $550 million convertible subordinated notes are due in July 2007.  We anticipate that this debt will be refinanced through public or private offerings of debt or equity, or be paid down with our existing cash and cash investments.

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the $150 million Credit Facility as discussed in Note 8 of the unaudited consolidated financial statements, will be sufficient to meet our operations in the next twelve months.  Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

On October 18, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard No. 123(R)-2 (“FSP FAS No. 123(R)-2”). FSP FAS No. 123(R)-2 provides guidance on the application of grant date as defined in FASB Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  As a practical accommodation, in determining the grant date of an award, assuming all other criteria in the grant date definition have been met, FSP FAS No. 123(R)-2 provides that a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if both of the following conditions are met:

a. The award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer.

b. The key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period1 from the date of approval.

The guidance in this FSP is effective upon initial adoption of SFAS No. 123(R) or if an entity has adopted SFAS No. 123(R) prior to the issuance of this FSP and did not apply the provisions of FSP FAS 123(R)-2, this FSP will be effective in the first reporting period after October 18, 2005, the date the FSP was posted to the FASB website.  We have applied the provisions under FSP FAS 123(R)-2 in accounting for our equity awards as of July 4, 2005, the start of our fiscal year 2006.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.  We believe that at September 30, 2005, there has been no material change to this information.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof.  We caution that such statements are subject to a number of uncertainties, and actual results may differ materially.  Factors that could affect our actual results include those set forth below under “Factors that May Affect Future Results” and other uncertainties disclosed in our reports filed from time to time with the Securities and Exchange Commission.  Unless required by law, we undertake no obligation to publicly update or revise any forward looking statements, to reflect new information, future events or otherwise.

Factors that May Affect Future Results

Changes in end market demand or downturns in the highly cyclical semiconductor industry could affect our operating results and the value of our business.

We may experience significant changes in our profitability as a result of variations in sales, changes in product mix sought by customers, seasonality, price competition for orders and the costs associated with the introduction of new products and start-up of new facilities and additional capacity lines.  The markets for our products depend on continued demand with the product technological platforms and in the mix we plan for and produce in the information technology, consumer, industrial, aerospace and defense and automotive markets.  Changes in the demand mix, needed technologies and these end markets may adversely affect our ability to match our products, inventory and capacity to meet customer demand and could adversely affect our operating results and financial condition.

In addition, the semiconductor industry is highly cyclical and the value of our business may decline during the down portion of these cycles.  We have experienced these conditions in our business in the recent past and we cannot predict when we may experience such downturns in the future.  Future downturns in the semiconductor industry, or any failure of the industry to recover fully from its recent downturns could seriously impact our revenues and harm our business, financial condition and results of operations.  Although markets for our semiconductors appear stable, we cannot assure you that they will continue to be stable or that our markets will not experience renewed, possibly more severe and prolonged, downturns in the future.

Consumer and/or corporate spending for the end market applications which incorporate our products may be reduced due to increased oil prices or otherwise.

Our revenues and gross margin guidance is dependent on certain level of consumer and/or corporate spending for the specific mix of products we produce and have the capacity to produce If our projections of these expenditures fail to materialize, or materialize in a mix different from that for which we anticipate and build inventory, whether due to reduced consumer or corporate spending from increased oil prices or otherwise, our revenues and gross margin could be adversely impacted.

We maintain backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues.

With certain exceptions related to products within our Aerospace and Defense and Non-Aligned Product segments, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts.  The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end market demand generally or in the mix of that demand.  Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty.  As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without any advance purchase commitments from customers.  Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory, our revenues and our operating results generally.

We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that our inventory will be adequate to meet our needs or will be usable at a future date.

At the end of fiscal quarter ended September 30, 2005, we reported net inventories of approximately $194 million.  We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand.  If we do not project and build the proper mix and amount of inventory, our revenues and gross margins may be adversely affected.  Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and an adverse effect on our financial condition and operating results.

The semiconductor business is highly competitive and increased competition could adversely affect the price of our products and otherwise reduce the value of an investment in our company.

The semiconductor industry, including the sectors in which we do business, is highly competitive.  Competition is based on price, product performance, technology platform, product availability, quality, reliability and customer service.  Price pressures often emerge as competitors attempt to gain a greater market share by lowering prices or by offering a more desirable technological solution. Pricing and other competitive pressures can adversely affect our revenues and gross margin, and hence, our profitability.  We also compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus they may be better able to withstand adverse economic or market conditions.  In addition, companies not currently in direct competition with us may introduce competing products in the future.

Failure to timely complete our expansion plans for our wafer fabrication facility could adversely affect our revenue growth and ability to achieve our margin targets.

We are operating in the mid to high 90s percent of our worldwide semiconductor fabrication and assembly/module manufacturing capacities, without taking into account subcontract or foundry capacity.  We are also expanding our most advanced wafer fabrication facility in Newport, Wales to provide additional capacity to support the growth of our Focus Products. We expect to start production on certain of such new facilities by the end of the December 2005 quarter, and expect to complete our expansion of that facility in about calendar year 2006. If we fail to timely execute on those plans in advance of demand for our products, that failure could adversely affect our revenue growth and ability to achieve our margin targets.  We cannot assure you that we will complete our plans timely, that the ramp-up of the expanded facilities will occur effectively and without error or delay, or that sufficient third party sources would be available to satisfy our ability to meet customer demand.  Even if we fully execute and implement our plans, we cannot guarantee that we will have sufficient worldwide semiconductor fabrication and assembly/module manufacturing capacities to meet demand and there may be unforeseen factors that could adversely impact our operating results.

Delays in initiation of production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency has been and will be an important factor in our future profitability, and we may not be able to maintain or increase our manufacturing efficiency.  Our manufacturing and testing processes are complex, require advanced and costly equipment and are continually being modified in our efforts to improve yields and product performance.  Difficulties in the manufacturing process can lower yields.  Technical or other problems could lead to production delays, order cancellations and lost revenue.  In addition, any problems in achieving acceptable yields, construction delays, or other problems in upgrading or expanding existing facilities, building new facilities, problems in bringing other new manufacturing capacity to full production or changing our process technologies, could also result in capacity constraints, production delays and a loss of future revenues and customers.  Our operating results also could be adversely affected by any increase in fixed costs and operating expenses related to increases in production capacity if net sales in the appropriate mix do not increase proportionately, or in the event of a decline in demand for some or all of our products.

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

The failure to execute on our plans to divest or discontinue product lines that are not consistent with our business objectives, and replace those revenues with higher-margin product sales could adversely affect our operating results.

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

The failure to implement and complete our restructuring programs and accomplish planned cost reductions could adversely affect our business.

In December 2002, we announced a number of restructuring initiatives.  Our goal was to reposition our company to better fit the market conditions, de-emphasize our commodity business and accelerate the move to what we categorize as our proprietary products, which refer to our Power Management ICs, Advanced Circuit Devices, and Power Segments.  The restructuring includes consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  The restructuring also includes lowering overhead costs across our support organization.  We cannot assure you that these restructuring initiatives will achieve their goals, accomplish the cost reductions planned, or be accomplished within our expectations as to the amount of charges to be taken in connection with that activity.  Additionally, because our restructuring activities involve changes to many aspects of our business, the activities could adversely affect productivity and sales to an extent we have not anticipated.  Even if we fully execute and implement these restructuring activities, and they generate the anticipated cost savings, there may be other unforeseen factors that could result in the amount of charges to be taken in connection with our restructuring activities or otherwise adversely impact our profitability and business.

Our products may be found to be defective and, as a result, product claims may be asserted against us, which may harm our business and our reputation with our customers and significantly adversely affect our results and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated.  Although we maintain rigorous quality control systems, we shipped large quantities of semiconductor devices in 2004 to a wide range of customers around the world, in a variety of high profile and critical applications.  In the ordinary course of our business we receive warranty claims for some of these products that are defective, or that do not perform to published specifications.  Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers depending on applicable law and contract), we often need to defend against claims for damages that are disproportionate to the revenues and profits we receive from the products involved.  In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business.  Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation.  Our results of operations and business would be adversely affected as a result of a significant alleged quality or performance issues in our products, if we are required or choose to pay for the damages that result.  Although we currently have product liability and other types of insurance, we have certain deductibles and exclusions to such policies and may not have sufficient insurance coverage.  We also may not have sufficient resources to satisfy all possible product liability claims.  In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

While we attempt to monitor the credit worthiness of our customers, we may from time to time be at risk due to the adverse financial condition of one or more customers.

We have established procedures for the review and monitoring of the credit worthiness of our customers and/or significant amounts owing from customers.  However, from time to time, we may find that despite our efforts one or more of our customers become insolvent or face bankruptcy proceedings (Delphi, one of our largest OEM customers, is currently one such customer). Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectible in whole or in part, or if our customers’ financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

If some original equipment manufacturers (“OEMs”) do not design our products into their equipment, a portion of our revenue may be adversely affected.

A “design win” from a customer does not guarantee future sales to that customer.  We also are unable to guarantee that we will be able to convert design wins into sales for the life of any particular program, or at all, or that the revenues from such wins would be significant.  We also cannot guarantee that we will achieve the same level of design wins as we have in the past, or at all.  Without design wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all.  Once an OEM designs another supplier’s semiconductor into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk.  Achieving a design win with a customer does not ensure that we will receive significant revenue from that customer and we may be unable to convert design wins into actual sales.

Corporate investment and expenditures in the Information Technology sector and in Information Technology purchases may not materialize as we have planned.

Our revenues and gross margin guidance is dependent on a certain level of corporate investment and expenditures in the Information Technology sector and in Information Technology purchases.  If our projections of these expenditures fail to materialize, whether due to increased oil prices or otherwise, our revenues and gross margin could be adversely impacted.

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

Our ongoing protection and reliance on our intellectual property assets expose us to risks and continued levels of revenues in our IP segment is subject to our ability to maintain current licenses, licensee and market factors not within our control and our ability to obtain new licenses.

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

Our royalty income is largely dependent on the following factors: the remaining terms of our MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; remaining covered under unexpired MOSFET patents; the defensibility and enforceability of our patents; changes in our licensees’ unit sales, prices or die sizes; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenues from new licensing opportunities.  Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly adversely affect royalty income.  We also cannot guarantee that we can obtain new licenses to offset reductions in royalties from existing licenses.  While we try to predict the effects of these factors and efforts, often there are variations or factors that can significantly affect results different from that predicted.  Accordingly, we cannot guarantee that our predictions of our IP segment revenues will be consistent with actual results.  We also cannot guaranty that our royalty income will continue at levels consistent with prior periods.  Any decrease in our royalty income could have a material adverse effect on our operating results and financial condition.

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

We are transferring manufacturing from our Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities.  We are ramping up our Newport, Wales facility, and anticipate to transfer our El Segundo manufacturing to the Newport, Wales facility by fiscal year end June 2006 or sooner.  We have experienced some delays and/or technical problems in moving our various facilities.  Continued delays and/or technical problems in completing the remaining transfers could lead to increased costs, reduced yields, delays in product deliveries, order cancellations and/or lost revenue.

Interruptions, delays or cost increases affecting our materials, parts or equipment may impair our competitive position and our operations.

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including silicon, mold compounds and leadframes, on a timely basis from third parties.  Our results of operations could be adversely affected if we were unable to obtain adequate supplies of materials, parts and equipment in a timely manner from our third party suppliers or if the costs of materials, parts or equipment increase significantly.  From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors.  We have a limited number of suppliers for some materials, parts and equipment, and any interruption could materially impair our operations.

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

Our corporate headquarters, one of our manufacturing facilities, one of our research facility and certain other critical business operations are located near major earthquake fault lines.  We could be materially and adversely affected in the event of a major earthquake.  Although we maintain earthquake insurance, we can give you no assurance that we have obtained or will maintain sufficient insurance coverage.

There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

The semiconductor industry is capital intensive.  Semiconductor manufacturing requires a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices.  We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment.  We are also attempting to add the appropriate level and mix of capacity to meet our customers’ future demand.  There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.  Although we believe that anticipated cash flows from operations, existing cash reserves and other equity or debt financings that we may obtain will be sufficient to satisfy our future capital expenditure requirements, there can be no assurance that this will be the case or that alternative sources of capital will be available to us on favorable terms or at all.

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

As is common with corporations of our size, we are from time to time under audit by various taxing authorities.  It is often difficult to predict the final outcome or the timing of resolution of any particular tax matter.  We have provided certain tax reserves which have been included in the determination of our financial results.  However, unpredicted unfavorable settlements may require additional use of cash and negatively impact our financial position or results of operations.

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

Natural disasters, like those related to Hurricanes Katrina and Wilma, or occurrences of other natural disasters whether in the United States or internationally may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

Natural disasters, like those related to Hurricanes Katrina and Wilma, or threats or occurrences of other similar events, whether in The United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability.  Such events could affect our domestic and international sales, disrupt our supply chains, and impair our ability to produce and deliver our products.  While we do not have facilities located near the affected areas, such activities could affect physical facilities, primarily for raw materials and process chemicals and gases of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive.  Due to the broad and uncertain effects that natural events have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

ITEM 3.                                         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable.  Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading “Factors that May Affect Future Results” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At September 30, 2005, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had a favorable impact of approximately $0.4 million on net interest income/expense for the current quarter since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.3 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.1) million, on net interest income/expense.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”) (see Notes 4, “Derivative Financial Instruments,” and 8, “Bank Loans and Long-Term Debt”).  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  In April 2005, we entered into an interest rate swap transaction (the “April 2005 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The variable interest rate we have paid since the inception of the swap has averaged 2.36 percent, compared to a coupon of 4.25 percent on the Debt.  During the three months ended September 30, 2005 and 2004, this arrangement reduced interest expense by $0.9 million and $2.2 million, respectively.

Accounted for as fair value hedges under SFAS No. 133, the mark-to-market adjustments of the two Transactions were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we used a regression analysis.  To evaluate the relationship of the fair value of the two transactions and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discounted the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt was considered in assessing the effectiveness of the hedging relationship.  For those years that were projected to include at least a portion of redemption of the convertible debentures, we employed a valuation model known as a Monte Carlo simulation.  This simulation allowed us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponded to the Debt’s expected maturity date.  The market value of the December 2001 Transaction was a liability of $3.9 million and $0.3 million at September 30, 2005 and June 30, 2005, respectively.  The market value of the April 2005 Transaction was a liability of $3.8 million and $3.4 million at September 30, 2005 and June 30, 2005, respectively.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at September 30, 2005 and June 30, 2005, respectively, was $0.2 million and $0.1 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of $0.1 million and ($0.3) million for the three months ended September 30, 2005 and 2004, respectively, were charged to interest expense.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have significant yen-based revenues without the yen-based manufacturing costs.  We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements.  We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such a change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the three months ended September 30, 2005 and 2004.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in accumulated other comprehensive income of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion Yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At September 30, 2005, two quarterly payments of 1.2 billion Yen remained to be swapped at a forward exchange rate of 109.32 Yen per U.S. dollar.  The market value of the forward contract was $0.5 million and $0.1 million at September 30, 2005 and June 30, 2005, respectively, and was included in other long-term assets.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $0.3 million and $0.8 million for the three months ended September 30, 2005 and 2004, respectively.  At September 30, 2005, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next six months through its maturity.

We had approximately $111.7 million and $75.9 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at September 30, 2005 and June 30, 2005, respectively.  Net realized and unrealized foreign-currency gains recognized in earnings were less than $1 million for the three months ended September 30, 2005 and 2004.

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

(b)         Changes in internal controls

There was no change in our internal controls during the fiscal first quarter 2006 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                                    OTHER INFORMATION

ITEM 2.                                         Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2005, our Board of Directors authorized a stock repurchase program, under which up to $100 million of our common shares may be repurchased without prior notice, through block trades or otherwise.  We intend that any shares repurchased will be held as treasury shares that may be used for general corporate purposes.  The following lists the number of the shares purchased under the repurchase program and, as of each month, the number of shares that may yet be repurchased under announced plans (in thousands):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Unites) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Plans or Programs

Month #1 (November 1 to November 11, 2005)	0	0	0	$100 million

ITEM 6.                                     Exhibits

Index:

3.1                                 Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2005; Registration No. 333-117489)

3.2                                 Bylaws, as Amended

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

INTERNATIONAL RECTIFIER CORPORATION

Registrant

November 11, 2005	/s/ Michael P. McGee

Michael P. McGee

Executive Vice President,
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)