Form 10-Q
period 2005-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2006-02-10
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended DECEMBER 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

LARGE ACCELERATED FILER  ☒          ACCELERATED FILER  ☐         NON-ACCELERATED FILER  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).     YES  ☐     NO  ☒

There were 70,933,810 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 3, 2006.

Table of Contents

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Unaudited Consolidated Statements of Income for the Three and Six Months Ended December 31, 2005 and 2004

Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Months Ended December 31, 2005 and 2004

Unaudited Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 and 2004

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II.

OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 6.	Exhibits

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Revenue	$278,811	$298,560	$551,383	$610,785
Cost of sales	167,237	169,179	328,915	347,967
Gross profit	111,574	129,381	222,468	262,818

Selling and administrative expense	46,148	40,863	91,315	87,278
Research and development expense	27,238	27,691	52,450	53,056
Amortization of acquisition-related intangible assets	1,432	1,457	2,885	2,896
Impairment of assets, restructuring and severance charges	3,060	6,831	7,353	13,522
Other expense, net	1,040	690	1,165	656
Interest (income) expense, net	(800)	650	(2,353)	2,366
Income before income taxes	33,456	51,199	69,653	103,044

Provision for income taxes	9,200	11,685	19,155	25,950
Net income	$24,256	$39,514	$50,498	$77,094

Net income per common share – basic	$0.34	$0.59	$0.72	$1.16

Net income per common share – diluted	$0.34	$0.55	$0.70	$1.07

Average common shares outstanding – basic	70,816	66,929	70,567	66,723

Average common shares and potentially dilutive securities outstanding – diluted	71,602	76,490	71,663	76,098

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Net income	$24,256	$39,514	$50,498	$77,094

Other comprehensive income (loss):
Foreign currency translation adjustments	(8,198)	23,406	(13,334)	23,544

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of ($6,920), $1,724, ($5,232) and $7,246, respectively	11,783	(2,937)	8,911	(12,337)
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of ($80), $1,723, ($235) and $1,246, respectively	136	(2,933)	399	(2,122)
Less: Reclassification adjustments of net losses on available-for-sale securities and foreign currency forward contract	(7)	336	(30)	552

Other comprehensive income (loss)	3,714	17,872	(4,054)	9,637

Comprehensive income	$27,970	$57,386	$46,444	$86,731

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	June 30,
	2005	2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$273,697	$359,978
Short-term cash investments	303,186	278,157
Trade accounts receivable, less allowance for doubtful accounts	159,149	158,510
Inventories, net	209,118	177,560
Short-term deferred income taxes	31,228	34,784
Prepaid expenses and other receivables	59,829	53,387

Total current assets	1,036,207	1,062,376
Long-term cash investments	341,525	302,585
Property, plant and equipment, net	517,189	488,204
Goodwill	151,714	152,457
Acquisition-related intangible assets, net	32,338	35,354
Long-term deferred income taxes	73,279	76,158
Other assets	121,203	106,410

Total assets	$2,273,455	$2,223,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$2,678	$18,168
Long-term debt, due within one year	48	163
Accounts payable	70,996	81,893
Accrued salaries, wages and commissions	36,008	33,344
Other accrued expenses	88,731	91,328
Total current liabilities	198,461	224,896
Long-term debt, less current maturities	539,255	547,259
Other long-term liabilities	23,742	26,186
Long-term deferred income taxes	6,850	—

Stockholders’ equity:
Common stock	70,872	69,826
Capital contributed in excess of par value of shares	886,499	854,045
Retained earnings	485,643	435,145
Accumulated other comprehensive income	62,133	66,187
Total stockholders’ equity	1,505,147	1,425,203
Total liabilities and stockholders’ equity	$2,273,455	$2,223,544

The accompanying notes are an integral part of these statements.

(1) The consolidated balance sheet as of June 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2005	2004

Cash flow from operating activities:
Net income	$50,498	$77,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,048	34,158
Amortization of acquisition-related intangible assets	2,885	2,896
Stock compensation expense	1,402	410
Unrealized (gains) losses on swap transactions	(1,287)	518
Deferred income taxes	7,415	(9,425)
Tax benefit from options exercised	8,382	5,381
Change in operating assets and liabilities, net	(56,729)	(11,834)
Net cash provided by operating activities	52,614	99,198

Cash flow from investing activities:
Additions to property, plant and equipment	(75,980)	(68,575)
Proceeds from sale of property, plant and equipment	298	115
Acquisition of business	—	(39,633)
Sale or maturities of cash investments	233,134	163,825
Purchase of cash investments	(300,857)	(136,304)
Change in other investing activities, net	(1,859)	(6,405)
Net cash used in investing activities	(145,264)	(86,977)

Cash flow from financing activities:
(Repayments) proceeds from short-term debt, net	(15,236)	1,264
Repayments of capital lease obligations, net	—	(114)
Proceeds from exercise of stock options and stock purchase plan	24,504	16,770
Other, net	(5,966)	579
Net cash provided by financing activities	3,302	18,499

Effect of exchange rate changes on cash and cash equivalents	3,067	4,960

Net (decrease) increase in cash and cash equivalents	(86,281)	35,680
Cash and cash equivalents, beginning of period	359,978	339,024

Cash and cash equivalents, end of period	$273,697	$374,704

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.         Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to state fairly the consolidated financial position of the Company at December 31, 2005, and the consolidated results of operations and the consolidated cash flows for the three and six months ended December 31, 2005 and 2004.  The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

The Company operates on a 52-53 week fiscal year under which the three months ended December 2005 and 2004 consisted of 13 weeks ending January 1, 2006 and January 2, 2005, respectively.  For ease of presenting the accompanying consolidated financial statements, the fiscal December quarter-end for all periods presented is shown as December 31.  Fiscal June 2005 year-end presented is shown as June 30.  Fiscal 2006 will consist of 52 weeks ending July 2, 2006.

Certain reclassifications have been made to the December 31, 2004 (i) cash flow from investing activities, (ii) net decrease in cash and cash equivalents, and (iii) ending cash and cash equivalents, as a result of reclassification of auction rate securities (“ARS”) from cash and cash equivalents to short-term investments.  Previously, the Company’s investments in ARS were recorded in cash and cash equivalents rather than short-term cash investments.  The Company reclassified ARS from cash and cash equivalents to short-term investments because the underlying instruments have maturity dates exceeding ninety days. As a result of the reclassifications, the Company’s consolidated cash flows were affected as follows:

•      net cash used for the purchase of cash investments decreased by $74.1 million for the six months ended December 31, 2004; and

•      net change in cash and cash equivalents increased by $74.1 million for the six months ended December 31, 2004.

The reclassifications had no impact on the Company’s total current assets, stockholders’ equity, cash flows provided by operating activities or total consolidated results reported in any period presented.  At December 31, 2005 and June 30, 2005, the Company had no investments in these securities.

2.         Net Income Per Common Share

Net income per common share - basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share - diluted is similar to the computation of net income per common share - basic except that the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method and the conversion of the Company’s convertible subordinated notes using the if-converted method.  The Company’s use of the treasury stock method reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.  The Company’s use of the if-converted method increases reported net income by the interest expense related to the convertible subordinated notes when computing net income per common share — diluted.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six months ended December 31, 2005 and 2004 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended December 31, 2005:

Net income per common share – basic	$24,256	70,816	$0.34
Effect of dilutive securities:
Stock options and restricted stock units	—	786	—
Net income per common share – diluted	$24,256	71,602	$0.34

Three months ended December 31, 2004:

Net income per common share – basic	$39,514	66,929	$0.59
Effect of dilutive securities:
Stock options and restricted stock units	—	2,122	(0.01)
Conversion of subordinated notes	2,312	7,439	(0.03)
Net income per common share – diluted	$41,826	76,490	$0.55

Six months ended December 31, 2005:

Net income per common share – basic	$50,498	70,567	$0.72
Effect of dilutive securities:
Stock options and restricted stock units	—	1,096	(0.02)
Net income per common share – diluted	$50,498	71,663	$0.70

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Six months ended December 31, 2004:

Net income per common share – basic	$77,094	66,723	$1.16
Effect of dilutive securities:
Stock options and restricted stock units	—	1,936	(0.04)
Conversion of subordinated notes	4,698	7,439	(0.05)
Net income per common share – diluted	$81,792	76,098	$1.07

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income per share for the three and six months ended December 31, 2005, since such effect would have been anti-dilutive.

3.         Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities.  At December 31, 2005 and June 30, 2005, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in accumulated other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest (income) expense, net.  At December 31, 2005 and June 30, 2005, no investment was in a material loss position for greater than one year.

Cash, cash equivalents and cash investments as of December 31, 2005 and June 30, 2005 are summarized as follows (in thousands):

	December 31,	June 30,
	2005	2005
Cash and cash equivalents	$273,697	$359,978
Short-term cash investments	303,186	278,157
Long-term cash investments	341,525	302,585
Total cash, cash equivalents and cash investments	$918,408	$940,720

Available-for-sale securities as of December 31, 2005 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$126,406	$—	$(794)	$(794)	$125,612
U.S. government and agency obligations	169,932	1	(367)	(366)	169,566
Other debt	8,010	—	(2)	(2)	8,008
Total short-term cash investments	$304,348	$1	$(1,163)	$(1,162)	$303,186

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$132,137	$3	$(1,098)	$(1,095)	$131,042
U.S. government and agency obligations	151,063	1	(798)	(797)	150,266
Other debt	60,629	9	(421)	(412)	60,217
Total long-term cash investments	$343,829	$13	$(2,317)	$(2,304)	$341,525

Available-for-sale securities as of June 30, 2005 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$179,372	$6	$(1,477)	$(1,471)	$177,901
U.S. government and agency obligations	99,728	—	(576)	(576)	99,152
Other debt	1,105	—	(1)	(1)	1,104
Total long-term cash investments	$280,205	$6	$(2,054)	$(2,048)	$278,157

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized (Loss) Gain	Market Value
Corporate debt	$124,727	$249	$(355)	$(106)	$124,621
U.S. government and agency obligations	116,082	239	(134)	105	116,187
Other debt	61,765	131	(119)	12	61,777
Total long-term cash investments	$302,574	$619	$(608)	$11	$302,585

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 16.  The Company accounts for these available-for-sale investments under SFAS No. 115.  These stocks are traded on the Tokyo Stock Exchange.  The market values of the equity investments at December 31, 2005 and June 30, 2005 were $84.4 million and $71.2 million, respectively, compared to their purchased cost of $24.2 million.  Mark-to-market gains (losses), net of tax, of $11.8 million and ($2.9) million for the three months ended December 31, 2005 and 2004, respectively, and $8.9 million and ($12.3) million for the six months ended December 31, 2005 and 2004, respectively, were included in accumulated other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at December 31, 2005, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$169,586	$168,528
Due in 1-2 years	243,872	242,735
Due in 2-5 years	200,764	199,770
Due after 5 years	33,955	33,678

Total cash investments	$648,177	$644,711

Cash investments with contractual maturity greater than one year for which the Company has the intent and ability to hold for less than one year are classified as short-term investments.

Gross realized gains were $0.01 million and $0.02 million for the three and six months ended December 31, 2005, respectively, and gross realized losses were ($0.1) and ($0.4) million for the three and six months ended December 31, 2005, respectively.  Gross realized gains were $0.01 million and $0.02 million for the three and six months ended December 31, 2004, respectively, and gross realized losses were ($0.02) and ($0.08) million for the three and six months ended December 31, 2004, respectively.  The cost of marketable securities sold is determined by the weighted average cost method.

4.         Derivative Financial Instruments

Foreign Currency Risk

The Company conducts business on a global basis in several foreign currencies, and is primarily exposed to fluctuations with the British Pound Sterling, the Euro and the Japanese Yen.  Considering its foreign currency risks, the Company has the greatest exposure to the Japanese Yen, since it has significant Yen-based revenues without the Yen-based manufacturing costs.  The risk of the Company’s revenues in the European currencies is partially offset by the cost of manufacturing goods in the European currencies.

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

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by the Company’s subsidiary in Japan. The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At December 31, 2005, one payment of 1.2 billion yen remained to be swapped in March 2006, at a forward exchange rate of 109.32 yen per U.S. dollar.  The market value of the forward contract was $0.7 million and $0.1 million at December 31, 2005 and June 30, 2005, respectively.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $0.1 million and ($2.9) million for the three months ended December 31, 2005 and 2004, respectively, and $0.4 million and ($2.1) million for the six months ended December 31, 2005 and 2004, respectively.  At December 31, 2005, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income as a result of the Forward Contract during the next three months through its maturity.

The Company had approximately $109.6 million and $75.9 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at December 31, 2005 and June 30, 2005, respectively.  Net realized and unrealized foreign-currency net gains recognized in earnings were less than $1 million for the three and six months ended December 31, 2005 and 2004.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 9, “Bank Loans and Long-Term Debt”).   In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15.  In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount.  At the inception of the Transaction, interest rates were lower than that of the Debt and the

Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate paid since the inception of the swaps has averaged 2.68 percent, compared to a coupon of 4.25 percent on the Debt.  This arrangement increased (decreased) interest expense by $0.8 million and ($2.5) million, for the three months ended December 31, 2005 and 2004, respectively, and ($0.1) million and ($4.7) million for the six months ended December 31, 2005 and 2004, respectively.

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction and April 2004 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  The market value of the Transaction was a liability of $5.8 million and $0.3 million at December 31, 2005 and June 30, 2005, respectively.  The market value of the April 2004 Transaction was a liability of $4.7 million and $3.4 million at December 31, 2005 and June 30, 2005, respectively.

Both Transactions terminate on July 15, 2007 (“Termination Date”), subject to certain early termination provisions.  On or after July 18, 2004 and prior to July 14, 2007, if the ten-day average closing price of the Company’s common stock equals or exceeds $77.63, both transactions will terminate.

In support of the Company’s obligation under the two transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $7.5 million plus a collateral requirement for the Transaction and the April 2004 Transaction, as determined periodically.  At December 31, 2005, $17.0 million in letters of credit were outstanding related to both transactions.

The Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133.  To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the two transactions and the Debt.  The fair values of the Transaction, the April 2004 Transaction and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices.  For the three and six months ended December 31, 2005 and 2004, the hedges were highly effective and therefore, the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2005 and June 30, 2005, was $0.2 million and $0.1 million, respectively, and was included in other long-term assets.  Mark-to-market (losses) gains of ($0.05) million and ($0.3) million, for the three months ended December 31, 2005 and 2004, respectively, and $0.1 million and ($0.6) million, for the six months ended December 31, 2005 and 2004, respectively, were charged to interest expense.

5.         Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at December 31, 2005 and June 30, 2005 were comprised of the following (in thousands):

	December 31,	June 30,
	2005	2005
Raw materials	$37,907	$33,328
Work-in-process	94,260	82,802
Finished goods	76,951	61,430

Total inventories	$209,118	$177,560

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

At December 31, 2005 and June 30, 2005 acquisition-related intangible assets included the following (in thousands):

		December 31, 2005		June 30, 2005
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquisition-related intangible assets:
Complete technology	4 – 12	$36,601	$(13,225)	$36,665	$(11,859)
Distribution rights and customer lists	5 – 12	15,454	(8,029)	15,667	(7,243)
Intellectual property and other	5 – 12	7,313	(5,776)	7,313	(5,189)
Total acquisition-related intangible assets		$59,368	$(27,030)	$59,645	$(24,291)

As of December 31, 2005, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal 2006: $1,840; fiscal 2007: $2,899; fiscal 2008: $2,527; fiscal 2009: $2,489, fiscal 2010: $2,489 and fiscal 2011: $1,710.

The carrying amount of goodwill by business segment as of December 31, 2005, is as follows (in thousands):

December 31, 2005
Energy-Saving Products	$70,310
Aerospace and Defense	45,765
Computing and Communications	28,803
Non-Aligned Products	3,575
Intellectual Property	3,261

Total goodwill	$151,714

As of December 31, 2005 and June 30, 2005, $43.3 million of goodwill is deductible for income tax purposes.

The changes in the carrying amount of goodwill for the period ended December 31, 2005 and June 30, 2005 are as follows (in thousands):

Goodwill
Balance, June 30, 2004	$139,919
New acquisitions	12,958
Foreign exchange impact	(420)

Balance, June 30, 2005	$152,457
Purchase price adjustment	406
Foreign exchange impact	(1,149)

Balance, December 31, 2005	$151,714

During the fiscal year ended June 30, 2005, the Company acquired the specialty silicon epitaxial services business from Advanced Technology Materials, Inc. for

$39.6 million, of which $12.5 million was allocated to goodwill. The goodwill was assigned to the Computing and Communications, Energy-Saving Products and Intellectual Property segments based on revenue.  During the six months ended December 31, 2005, the Company concluded the physical inventory of ATMI’s fixed assets and determined that the purchased cost of the assets should be reduced by $1.1 million. The Company reallocated ATMI’s purchase price and increased goodwill by $1.1 million accordingly.  Also during the six months ended December 31, 2005, as described in Note 10, “Impairment of Assets, Restructuring and Severance”, the Company determined that approximately $0.7 million of severance liability associated with the TechnoFusion acquisition was excess.  The Company reduced TechnoFusion purchased goodwill by $0.7 million accordingly.

7.         Other long-term assets

Other long-term assets at December 31, 2005 and June 30, 2005 were comprised of the following (in thousands):

	December 31,	June 30,
	2005	2005
Available-for-sale equity investments	$84,420	$71,224
Other long-term assets	36,783	35,186

Total other long-term assets	$121,203	$106,410

8.         Other accrued expenses

Other accrued expenses at December 31, 2005 and June 30, 2005 were comprised of the following (in thousands):

	December 31,	June 30,
	2005	2005
Accrued taxes	$38,590	$46,704
Accrued interest	11,929	9,289
Other accrued expenses	38,212	35,335

Total accrued expenses	$88,731	$91,328

9.         Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at December 31, 2005 and June 30, 2005 is as follows (in thousands):

	December 31,	June 30,
	2005	2005
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($11,419) and ($3,360) at December 31, 2005 and June 30, 2005, respectively)	$538,581	$546,640
Other loans and capitalized lease obligations	2,199	782
Debt, including current portion of long-term debt ($48 and $163 at December 31, 2005 and June 30, 2005, respectively)	540,780	547,422
Foreign revolving bank loans at rates from 1.38% to 3.88%	1,201	18,168

Total debt	$541,981	$565,590

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

In November 2003, the Company entered into a three-year syndicated multi-currency revolving credit facility, led by BNP Paribas, expiring in November 2006 (the “Facility”).  The Facility provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit.  The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the Facility is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the total facility at each period-end.  The Company pledged as collateral shares of certain of its subsidiaries.  The Facility also contains certain financial and other covenants, with which the Company was in compliance at December 31, 2005.  At December 31, 2005, the Company had $1.2 million borrowings and $21.4 million letters of credit outstanding under the Facility.  At June 30, 2005, the Company had $17.1 million borrowings and $16.4 million letters of credit outstanding under the Facility.  Of the letters of credit outstanding, $17.0 million and $12.0 million were related to the interest rate swap transactions (see Note 4) at December 31, 2005 and June 30, 2005, respectively.

At December 31, 2005, the Company had $166.5 million in total revolving lines of credit, of which $22.6 million had been utilized, consisting of $21.4 million in letters of credit and $1.2 million in foreign revolving bank loans, which are included in the table above.

10.       Impairment of Assets, Restructuring and Severance

During fiscal 2003 second quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions and de-emphasize its commodity business. The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products within its Focus Product segments.  The Company also planned to lower overhead costs across its support organizations.  The Company has substantially completed these restructuring activities as of December 31, 2005.  The Company expects to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California by fiscal year end 2006.

Total charges associated with the December 2002 initiatives are expected to be approximately $273 million. These charges will consist of approximately $218 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and $49 million for severance-related costs.

For the three months ended December 31, 2005, the Company recorded $3.1 million in total restructuring-related charges, consisting of: $2.1 million for plant closure and relocation costs and other impaired assets charges, and $1.0 million for severance costs.  For the six months ended December 31, 2005, the Company recorded $7.4 million in total restructuring-related charges, consisting of: $5.1 million for plant closure and relocation costs and other impaired assets charges, and $2.3 million for severance costs.  For the three months ended December 31, 2004, the Company recorded $6.8 million in total restructuring-related charges, consisting of: $5.6 million for plant closure and relocation costs and other impaired assets charges, and $1.2 million for severance costs.  For the six months ended December 31, 2004, the Company recorded $13.5 million in total restructuring-related charges, consisting of: $10.5 million for plant closure and relocation costs and other impaired assets charges, and $3.0 million for severance costs.

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

As of December 31, 2005, the Company had recorded $268.7 million in total charges, consisting of: $215.2 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $47.5 million for severance-related costs.   Components of the $215.2 million asset impairment, plant closure and other charges included the following items:

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

•      As the Company emphasizes more advanced generation trench products, it expects the future revenue stream from its less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year ended June 30, 2003, and is used primarily for research and development activities.

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

•      The Company has eliminated the manufacturing of its non-space military products in its Santa Clara, California facility as of July 31, 2004. Currently,

subcontractors handle the Company’s non-space qualified products previously manufactured in this facility. The Company has also transitioned the assembly and test of non-space Power Components from its Leominster, Massachusetts facility to its Tijuana, Mexico facility as of December 31, 2005.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•      $56.6 million in other miscellaneous items were charged, including $47.8 million in relocation costs and other impaired asset charges and $8.8 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. The Company had disposed of $1.1 million and $0.2 million of these inventories, for the three months ended December 31, 2005 and 2004, respectively, and $1.1 million and $0.7 million for the six months ended December 31, 2005 and 2004, respectively, which did not materially impact gross margin.  As of December 31, 2005, $0.1 million of these inventories remained to be disposed.

As of December 31, 2005, the Company has recorded $47.5 million in severance-related charges:  $42.4 million in severance termination costs related to approximately 1,200 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at its manufacturing facility in Oxted, England.  The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized over the future service period, as applicable, in accordance with SFAS No. 146.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

During fiscal 2002, the Company had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, the Company finalized its plan and determined that total severance would be approximately $10 million, and accordingly, the Company adjusted purchased goodwill by $4.8 million.  The Company communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to its affected employees at that time.    The Company has completed the restructuring of its Krefeld facility as of December 31, 2005, and determined that $0.7 million of the severance reserve was excess.  Accordingly, the Company decreased TechnoFusion purchased goodwill by $0.7 million.

The following summarizes the Company’s accrued severance liability related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the six months ended December 31, 2005 and the fiscal year ended June 30, 2005.  Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)

Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	2,245	—	2,245
Purchase price adjustment	—	—	(708)	(708)
Costs paid	(90)	(3,858)	(684)	(4,632)
Foreign exchange impact	—	(14)	(40)	(54)
Accrued severance, December 31, 2005	$281	$6,497	$675	$7,453

11.       Segment and Geographic Information

Revenue for the three and six months ended December 31, 2005 and 2004, by the three broad product categories, are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Power Management ICs and Advanced Circuit Devices	$198,892	$164,488	$374,037	$331,064
Power Components	43,018	90,137	98,106	192,929
Power Systems	26,827	33,398	58,726	66,236
Total product revenue	268,737	288,023	530,869	590,229
Intellectual Property	10,074	10,537	20,514	20,556
Total consolidated revenue	$278,811	$298,560	$551,383	$610,785

Segment results for the three months ended December 31, 2005 and 2004, are as follows (in thousands except percentages):

	December 31, 2005		December 31, 2004
Business Segment	Revenue	Gross Profit	Revenue	Gross Profit
Computing and Communications	$95,178	41.5%	$101,843	44.7%
Energy-Saving Products	75,577	47.9	74,210	55.3
Aerospace and Defense	34,400	50.0	32,183	42.6
Intellectual Property	10,074	100.0	10,537	100.0
Subtotal Focus Products	215,229	47.8	218,773	50.7

Commodity Products	39,542	16.6	52,482	26.6
Non-Aligned Products	24,040	8.5	27,305	16.9
Subtotal Non-Focus Products	63,582	13.5	79,787	23.3
Consolidated total	$278,811	40.0%	$298,560	43.3%

Segment results for the six months ended December 31, 2005 and 2004, are as follows (in thousands except percentages):

	December 31, 2005		December 31, 2004
Business Segment	Revenue	Gross Profit	Revenue	Gross Profit
Computing and Communications	$184,818	41.6%	$207,835	44.2%
Energy-Saving Products	147,963	50.1	147,360	54.5
Aerospace and Defense	63,801	47.1	64,460	41.9
Intellectual Property	20,514	100.0	20,556	100.0
Subtotal Focus Products	417,096	48.3	440,211	49.9

Commodity Products	81,693	18.0	112,006	28.9
Non-Aligned Products	52,594	11.8	58,568	18.3
Subtotal Non-Focus Products	134,287	15.6	170,574	25.3
Consolidated total	$551,383	40.3%	$610,785	43.0%

Product revenue from unaffiliated customers is based on the location in which the sale originated. The Company includes in long-lived assets all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.

Geographic information for the Company on an aggregate basis, for the three months ended December 31, 2005 and 2004, is presented below (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

United States	$73,748	$89,900	$148,357	$181,877
Asia	136,416	132,267	266,045	272,954
Europe	58,573	65,856	116,467	135,398
Total product revenue	268,737	288,023	530,869	590,229
Unallocated royalties	10,074	10,537	20,514	20,556
Total revenue	$278,811	$298,560	$551,383	$610,785

	December 31, 2005	June 30, 2005
Long-Lived Assets
North America, primarily United States	$369,555	$347,892
Asia	32,269	23,598
Europe	236,568	223,124
Total	$638,392	$594,614

No single original equipment manufacturer (“OEM”), customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s consolidated revenue for the three and six months ended December 31, 2005 and 2004.  No customer accounted for more than ten percent of the Company’s accounts receivable at December 31, 2005 and June 30, 2005.

For its Focus Product segments as a whole, the Company primarily sells direct to OEM customers.  However, in the Computing and Communications segment, two distributors, individually accounting for greater than ten percent of segment revenue, accounted for approximately 27 percent and 29 percent of revenue for the three and six months ended December 31, 2005, respectively.  In the Aerospace and Defense segment, one distributor accounted for approximately 13 percent of revenue for the three and six months ended December 31, 2005.  No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s other Focus Product segment revenues for the three or six months ended December 31, 2005.

In the Commodity Product segment, one distributor accounted for approximately 12 percent and 14 percent of revenue for the three and six months ended December 31, 2005, respectively.  In the Non-Aligned Product segment, two OEM customers and one distributor, individually accounting for greater than ten percent of segment revenue, accounted for approximately 45 percent and 44 percent of revenue for the three and six months ended December 31, 2005, respectively.

12.       Stock-Based Compensation

For the three and six months ended December 31, 2005, equity-based compensation awards were granted under one of two stock option plans:  the 1997 Employee Stock Incentive Plan (“1997 Plan”) and the 2000 Incentive Plan (“2000 Plan”). Options granted before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years.  Options granted after November 22, 2004, generally became exercisable in annual installments of 33 percent beginning on the first anniversary date, and expire after five years.

Under the 1997 Plan, options to purchase shares of the Company’s common stock may be granted to the Company’s employees and consultants.  In addition, other stock-based awards (e.g., restricted stock units (“RSUs”), SARs and performance shares) may be granted.  During the three and six months ended December 31, 2005 and 2004, non-qualified options and RSUs were issued under the 1997 Plan. As noted below, on November 22, 2004, the Company’s stockholders approved an amendment to the 2000 Plan to increase the authorized number of shares from 7,500,000 to 12,000,000, at which point no awards may be granted under the 1997 Plan.

Under the 2000 Plan, options to purchase shares of the Company’s common stock and other stock-based awards may be granted to the Company’s employees, consultants, officers and directors.  The terms of the 2000 Plan were substantially similar to those under the 1997 Plan. On November 22, 2004, the Company’s shareholders approved an amendment to the 2000 Plan which increased the authorized number of shares to be granted from 7,500,000 to 12,000,000.  The amendment changed the options expiration term on future grants to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be granted under the 2000 Plan after August 24, 2014. As of December 31, 2005, there were 4,124,348 shares available for future grants.

The following table summarizes the stock option activities for the six months ended December 31, 2005 (in thousands except per share price data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2005	13,558	$38.01	—	$149,290
Granted	627	$47.19	$13.02	—
Exercised	(1,046)	$23.43	—	$23,142
Expired or canceled	(242)	$44.02	—	—
Outstanding, December 31, 2005	12,897	$39.51	—	$34,503

The following table summarizes the RSU activities for the six months ended December 31, 2005 (in thousands except per share price data):

	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, June 30, 2005	24	—
Granted	6	$48.10
Outstanding, December 31, 2005	30	—

The following table summarizes the non-vested stock option and RSU activities for the six months ended December 31, 2005 (in thousands):

	Stock Options	Restricted Stock Units
Non-vested shares, June 30, 2005	137	24
Granted	627	6
Non-vested shares, December 31, 2005	764	30

The following table summarizes the stock options and RSUs outstanding at December 31, 2005, and related weighted average price and life information (in thousands except year and price data):

	December 31, 2005
	Outstanding			Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $15.38	484	3.19	$11.09	454	$11.82
$15.62 to $25.35	1,976	3.47	$20.62	1,975	$20.62
$26.00 to $35.90	1,512	5.43	$33.93	1,474	$33.92
$36.39 to $45.87	6,475	4.40	$42.77	6,457	$42.77
$46.50 to $54.69	1,512	4.60	$50.53	811	$52.44
$55.31 to $63.88	968	4.91	$61.99	968	$61.99
	12,927	4.39	$39.51	12,139	$39.11

Additional information relating to the stock option plans, including employee stock options and RSUs, at December 31, 2005 and June 30, 2005 is as follows (in thousands):

	December 31, 2005	June 30, 2005
Options exercisable	12,139	13,422
Options available for grant	4,124	4,632
Total reserved common stock shares for stock option plans	17,052	18,214

Beginning in the fiscal year 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options.  Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated.  As a result of the adoption, for the three months ended December 31, 2005, the Company’s income from continuing operations, which is the same as income before income taxes, decreased by $0.8 million, net income was decreased by $0.6 million, and basic and diluted earnings per share were negatively impacted by $0.01.  For the six months ended December 31, 2005, the Company’s income from continuing operations decreased by $1.2 million, net income was decreased by $0.8 million, and basic and diluted earnings per share were negatively impacted by $0.01.

The adoption of SFAS No. 123(R) did not affect the stock-based compensation associated with the Company’s RSUs, which were already based on the market price of the stock at date of grant and recognized over the service period.  Stock-compensation expense attributable to the RSUs were $0.1 million and $0.2 million for the three months ended December 31, 2005 and 2004, respectively, and $0.2 million and $0.4 million for the six months ended December 31, 2005 and 2004, respectively.

For the three and six months ended December 31, 2005, stock-based compensation expense associated with the Company’s stock options and restricted stock units recognized in the income statement is as follows (in thousands):

	December 31, 2005
	Three Months Ended	Six Months Ended
Selling and administrative expense	$619	$938
Research and development expense	231	365
Cost of sales	61	99

Total stock-based compensation expense	$911	$1,402

For the three and six months ended December 31, 2004, stock-based compensation expense associated with the Company’s restricted stock units recognized in the income statement is as follows (in thousands):

	December 31, 2004
	Three Months Ended	Six Months Ended
Selling and administrative expense	$124	$207
Research and development expense	105	175
Cost of sales	17	28

Total stock-based compensation expense	$246	$410

The total unrecognized compensation expense for outstanding stock options and RSUs was $7.5 million as of December 31, 2005, and will be recognized, in general, over three years.  The weighted average number of years to recognize the compensation expense is 1.6 years. The fair value of the options associated with the above compensation expense for the three and six months ended December 31, 2005, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31, 2005		December 31, 2004
Expected life	3.5	years	5.0	years
Risk free interest rate	3.9%		3.9%
Volatility	30.0%		75.0%
Dividend yield	0.0%		0.0%

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) that provided the Staff’s views regarding valuation of share-based payments pursuant to SFAS No. 123(R).  With respect to volatility, SAB No. 107 clarified that there is not a particular method of estimating volatility and to the extent that the Company has traded financial instruments from which it can derive the implied volatility, it may be appropriate to use only implied volatility in its assumptions.  The Company has certain financial instruments that are publicly traded from which it can derive the implied volatility.  Therefore, beginning in January 2005, the Company has used implied volatility for valuing its stock options, whereas previously, it had used historical volatility.  The Company believes implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

SAB No. 107 also provided certain “simplified” method for determining expected life in valuing stock options.  To the extent that an entity cannot rely on its historical exercise data to determine the expected life, SAB No. 107 has prescribed a simplified “plain-vanilla” formula.  Subsequent to the 2000 Plan amendments on November 22, 2004, the Company issued stock options having five-year expiration with generally a three-year annual vesting term, whereas, prior to then, the Company granted stock options having seven or ten-year expiration with generally a four or five-year annual vesting term.   Therefore, beginning in January 2005, the Company has applied SAB No. 107 “plain-vanilla” method for determining the expected life, whereas previously, it had used historical exercise data to determine the expected life.

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s diluted net income per common share—basic and diluted for the three and six months ended December 31, 2004, would have approximated the following (in thousands except per share data):

	December 31, 2004
	Three Months Ended	Six Months Ended

Net income	$39,514	$77,094
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(12,796)	(26,039)
Pro forma net income	$26,718	$51,055

Net income per common share–basic, as reported	$0.59	$1.16
Net income per common share–basic, pro forma	$0.40	$0.77

Net income per common share–diluted, as reported	$0.55	$1.07
Net income per common share–diluted, pro forma	$0.38	$0.73

On April 17, 2005, the Company accelerated the vesting of all then outstanding equity awards, including employee stock options and restricted stock units, primarily to avoid recognizing in its income statement approximately $108 million in associated compensation expense in future periods, of which approximately $60 million would have been recognized in fiscal year 2006 upon the adoption of SFAS No. 123(R). As a result of the accelerated vesting, the Company recorded $6.0 million in non-cash compensation charge in the fourth quarter of fiscal year 2005, of which $3.9 million is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and $2.1 million is related to the recognition of outstanding RSUs, including $0.3 million for the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date.  In determining the forfeiture rates of the stock options, the Company reviewed the unvested options’ original life, time remaining to vest and whether these options were held by officers and directors of the Company.  The compensation charge is adjusted in future period financial results as actual forfeitures are realized.  For the three and six months ended December 31, 2005, there were no material changes in actual forfeitures from estimates.

13.       Environmental Matters

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

14.       Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699; 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699; 5,008,725 and/or 5,130,767.  In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages.  The Federal District Court subsequently tripled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million.  In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted the Company by the Federal District Court in Los Angeles of infringement by IXYS of the Company’s U.S. patents 4,959,699; 5,008,725 and 5,130,767. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit had the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in the Company’s favor regarding the validity and enforceability of the three Company patents. Following remand, a federal court jury in Los Angeles, California held on September 15, 2005, that IXYS elongated octagonal MOSFETs and IGBTs infringed the Company’s 4,959,699 patent but did not infringe the Company’s 5,008,725 and 5,130,767 patents. On October 6, 2005 the jury awarded the Company $6.2 million in damages. Further proceedings are required in the trial court before final judgment can be entered. The Company anticipates that IXYS will appeal the judgment.  No amount has been recognized in the income statement from the pending litigation for the three and six months ended December 31, 2005.

15.       Income Taxes

The Company’s effective tax provision for the three months ended December 31, 2005 and 2004 was 27.5 percent and 22.8 percent, respectively, and 27.5 percent and 25.2 percent for the six months ended December 31, 2005 and 2004, respectively, rather than the U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefit.

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

16.       Related Party Transactions

As discussed in Note 3, the Company holds as strategic investment common stock of Nihon Inter Electronics Corporation (“Nihon”), a related party.  At December 31, 2005 and June 30, 2005, the Company owned approximately 17.5 percent of the outstanding shares of Nihon.  As previously reported, the Company’s Chief Financial Officer was the Chairman of the Board of Nihon until June 28, 2005.  In addition, two managers of the Company’s Japan subsidiary are directors of Nihon.  Although the Company has two positions on the Board of Directors of Nihon as of December 31, 2005, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 3, “Cash and Investments”).

17.       Stock Repurchase Program

On November 1, 2005, the Company’s Board of Directors authorized and the Company announced a stock repurchase program, under which up to $100 million of the Company’s common shares may be repurchased without prior notice, through block trades or otherwise.  The Company intends that any shares repurchased will be held as treasury shares that may be used for general corporate purposes.  From the date of the repurchase through the following thirty days, no amounts under the Company’s $150 million credit facility will be available.  Shares repurchased will be paid with the Company’s existing cash and cash investments.  As of December 31, 2005, no shares had been repurchased under the program.

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

Overview of Results of Operations for the Three Months Ended December 31, 2005

We report our results in six segments: Computing and Communications (“C&C”), Energy-Saving Products (“ESP”), Aerospace and Defense (“A&D”), Intellectual Property (“IP”), Commodity Products (“CP”) and Non-Aligned Products (“NAP”).  We include our C&C, ESP, A&D and IP segments in our Focus Product group, and our CP and NAP segments in our Non-Focus Product group.

For the three months ended December 31, 2005, consolidated revenue was $278.8 million, compared to $298.6 million for the prior year three months ended December 31, 2004.  Focus Product revenue was $215.2 million (77.2 percent of revenue) for the three months ended December 31, 2005, compared to $218.8 million (73.3 percent of revenue) for the three months ended December 31, 2004.  Non-Focus Product revenue was $63.6 million (22.8 percent of revenue) for the three months ended December 31, 2005, compared to $79.8 million (26.7 percent of revenue) for the three months ended December 31, 2004.  Current period revenues were adversely affected by price pressure on certain of our Power Components and capacity constraints in our C&C segment.  Capacity utilization was above 95 percent for the three months ended December 31, 2005.

Revenue as a percentage of total product revenue based on sales location were approximately 27 percent, 51 percent and 22 percent for United States, Asia and Europe, respectively, for the three months ended December 31, 2005, and 31 percent, 46 percent and 23 percent for United States, Asia and Europe, respectively, for the three months ended December 31, 2004.

For the three months ended December 31, 2005, gross profit margin was 40.0 percent, compared to 43.3 percent for the prior year three months ended December 31, 2004.  Gross profit margin for our Focus Products was 47.8 percent for the three months ended December 31, 2005, compared to 50.7 percent for the three months ended December 31, 2004.  Gross profit margin for our Non-Focus Products was 13.5 percent for the three months ended December 31, 2005, compared to 23.3 percent for the three months ended December 31, 2004.  The gross profit margin decline across our Focus and Non-Focus Products reflected primarily price declines on certain of our Power Components, sale of a lower-margin product mix, and profit sharing and employee stock option expense.   We expect our overall Company gross margin for the three months ended March 31, 2006 to be flat, plus or minus one percentage point, compared to the three months ended December 31, 2005, tempered by costs associated with the ramp of our Newport, Wales facility.

Inventory increased by $15.3 million for the three months ended December 31, 2005 from September 30, 2005, of which $13.1 million was work-in-process and raw material inventory.  The increase in work-in-process and raw material inventory positions us to better support our growing backlog.  Orders for the three months ended December 31, 2005, increased by 17 percent from the immediately preceding three months ended September 30, 2005, reflecting end-market demand for servers, appliances, digital TVs and game stations.

In the March 2006 quarter, for our Focus Product segments, we expect C&C revenue to reflect end-market demand for servers, dual-core notebook platforms and new consumer programs including game stations.  In the ESP segment, we expect end-market demand for energy-efficient appliances to be strong with the start of the new model year.  In our A&D segment, we expect an increase in A&D revenue mainly due to seasonal increases in demand for certain military programs. For our Non-Focus Product segments, we continue to manage our exposure to Commodity Products and review our Non-Aligned Products.  We have announced that we plan to enter into agreements for the Non-Aligned Product divestitures by the end of the June 2006 quarter.

As of December 31, 2005, we have substantially completed our restructuring activities previously announced in 2002 and 2003.  We expect to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California by fiscal year end 2006.  For the three months ended December 31, 2005, we recorded $3.1 million in total restructuring-related charges, consisting of: $2.1 million for asset impairment, plant closure costs and other charges and $1.0 million for severance-related costs. We estimate that total charges associated with the restructuring will be approximately $273 million. These charges will consist of approximately $218 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $49 million for severance-related charges.  Of the $273 million in total charges, we expect cash charges to be approximately $110 million.  As of December 31, 2005, we have realized annualized savings of approximately $80 million from the restructuring activities, with approximately 70 percent of that savings affecting cost of goods sold.

During the three months ended December 31, 2005, we spent $39.0 million in capital expenditures, of which $13.2 million was at the Newport, Wales’s facility. We began production at this facility during the quarter ended December 31, 2005.

We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) that became effective for us in the fiscal first quarter ended September 30, 2005.  SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period.  For the three months ended December 31, 2005, we recognized $0.8 million in stock-based compensation expense associated with employee stock options as a result of the adoption of SFAS No. 123(R), which lowered our basic and diluted earnings per share by $0.01.

During the three months ended December 31, 2005, operating activities generated cash flow of $38.8 million.  Our cash, cash equivalents and cash investments totaled $918.4 million at December 31, 2005.  Additionally, we have $143.9 million in unused credit facilities.

Our $550 million convertible subordinated notes are due in July 2007.  We anticipate that these notes will be refinanced through public or private offerings of debt or equity, or be paid down with our existing cash and cash investments.

On November 1, 2005, our Board of Directors authorized and we announced a stock repurchase program, under which up to $100 million of our common shares may be repurchased without prior notice, through block trades or otherwise.  We intend that any shares repurchased will be held as treasury shares that may be used for general corporate purposes.  As of December 31, 2005, no shares had been repurchased under the program.

Results of Operations for the Three and Six Months Ended December 31, 2005 Compared with the Three and Six Months Ended December 31, 2004

The following table sets forth certain items as a percentage of revenue (in millions except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2005		2004		2005		2004
Revenue	$278.8	100.0%	$298.6	100.0%	$551.4	100.0%	$610.8	100.0%
Cost of sales	167.2	60.0	169.2	56.7	328.9	59.7	348.0	57.0

Gross profit	111.6	40.0	129.4	43.3	222.5	40.3	262.8	43.0
Selling and administrative expense	46.1	16.5	40.9	13.7	91.3	16.6	87.3	14.3
Research and development expense	27.2	9.8	27.7	9.3	52.5	9.5	53.0	8.7
Amortization of acquisition-related intangible assets	1.4	0.5	1.5	0.5	2.8	0.5	2.9	0.4
Impairment of assets, restructuring and severance charges	3.1	1.1	6.8	2.3	7.4	1.3	13.5	2.2
Other expense, net	1.1	0.4	0.7	0.2	1.2	0.2	0.7	0.1
Interest (income) expense, net	(0.8)	(0.3)	0.6	0.2	(2.4)	(0.4)	2.4	0.4
Income before income taxes	33.5	12.0	51.2	17.1	69.7	12.6	103.0	16.9
Provision for income taxes	9.2	3.3	11.7	3.9	19.2	3.5	25.9	4.3

Net income	$24.3	8.7%	$39.5	13.2%	$50.5	9.1%	$77.1	12.6%

Revenue and Gross Margin

For the three months ended December 31, 2005, consolidated revenue decreased by 6.6 percent from the prior year three months ended December 31, 2004.   For the six months ended December 31, 2005, consolidated revenue decreased by 9.7 percent from the prior year three months ended December 31, 2004.  Revenue for the three and six months ended December 31, 2005 was lower than the prior year, primarily due to the combination of price pressure on certain of our Power Components and capacity constraints in our Computing and Communications segment.  Capacity utilization remained above 95 percent for the three months ended December 31, 2005.

Gross profit margin was 40.0 percent and 40.3 percent for the three and six months ended December 31, 2005, respectively, compared to 43.3 percent and 43.0 percent for the three and six months ended December 31, 2004, respectively.  The gross profit margin decline reflected primarily price pressure on certain of our Power Components, sale of a lower-margin product mix, and profit sharing and employee stock option expense. In general, our wafer manufacturing facilities serve all business units as necessary and their operating costs are reflected in the segments’ cost of revenue on the basis of product cost.  Manufacturing overhead and variances are specifically allocated to the segments as appropriate, and general overhead are allocated based on the percentage of total revenue.

Revenue as a percentage of total product revenue based on sales location were approximately 27 percent, 51 percent and 22 percent for United States, Asia and Europe, respectively, for the three months ended December 31, 2005, and 28 percent, 50 percent and 22 percent for United States, Asia and Europe, respectively, for the six months ended December 31, 2005.  Revenue as a percentage of total product revenue based on sales location were approximately 31 percent, 46 percent and 23 percent for United States, Asia and Europe, respectively, for the three months ended December 31, 2004, and 31 percent, 46 percent and 23 percent for United States, Asia and Europe, respectively, for the six months ended December 31, 2004.

Focus Product revenue for the three months ended December 31, 2005 was $215.2 million (77.2 percent of revenue), compared to $218.8 million (73.3 percent of revenue) for the three months ended December 31, 2004.  Focus Product revenue for the six months ended December 31, 2005 was $417.1 million (75.6 percent of revenue), compared to $440.2 million (72.1 percent of revenue) for the six months ended December 31, 2004.  Non-Focus Product revenue for the three months ended December 31, 2005 was $63.6 million (22.8 percent of revenue), compared to $79.8 million (26.7 percent of revenue) for the three months ended December 31, 2004.  Non-Focus Product revenue for the six months ended December 31, 2005 was $134.3 million (24.4 percent of revenue), compared to $170.6 million (27.9 percent of revenue) for the six months ended December 31, 2004.  Current period revenues were adversely affected by price pressure on certain of our Power Components and capacity constraints in our C&C segment.

Gross profit margin for our Focus Products was 47.8 percent for the three months ended December 31, 2005, compared to 50.7 percent for the three months ended December 31, 2004.  Gross profit margin for our Non-Focus Products was 13.5 percent for the three months ended December 31, 2005, compared to 23.3 percent for the three months ended December 31, 2004.  The gross profit margin decline across our Focus and Non-Focus Products reflected primarily price declines on certain of our Power Components, sale of a lower-margin product mix, and profit sharing and employee stock option expense.

Total inventory increased by $15.3 million for the three months ended December 31, 2005 from September 30, 2005, of which $13.1 million was work-in-process and raw material inventory.  The increase in work-in-process and raw material inventory positions us to better support our growing backlog.  Orders for the three months ended December 31, 2005, increased by 17 percent from the prior three months ended September 30, 2005, reflecting end-market demand for servers, appliances, digital TVs and game stations.

Revenue and gross margin by business segments for the three and six months ended December 31, 2005, are as follows (in thousands except percentages):

	Three Months Ended
	December 31, 2005			December 31, 2004
Business Segment	Revenue	Percentage of Total Revenue	Gross Margin	Revenue	Percentage of Total Revenue	Gross Margin
Computing and Communications	$95,178	34.2%	41.5%	$101,843	34.1%	44.7%
Energy-Saving Products	75,577	27.1	47.9	74,210	24.9	55.3
Aerospace and Defense	34,400	12.3	50.0	32,183	10.8	42.6
Intellectual Property	10,074	3.6	100.0	10,537	3.5	100.0

Subtotal Focus Products	215,229	77.2	47.8	218,773	73.3	50.7

Commodity Products	39,542	14.2	16.6	52,482	17.6	26.6
Non-Aligned Products	24,040	8.6	8.5	27,305	9.1	16.9
Subtotal Non-Focus Products	63,582	22.8	13.5	79,787	26.7	23.3

Consolidated total	$278,811	100.0%	40.0%	$298,560	100.0%	43.3%

	Six Months Ended
	December 31, 2005			December 31, 2004
Business Segment	Revenue	Percentage of Total Revenue	Gross Margin	Revenue	Percentage of Total Revenue	Gross Margin
Computing and Communications	$184,818	33.5%	41.6%	$207,835	34.0%	44.2%
Energy-Saving Products	147,963	26.8	50.1	147,360	24.1	54.5
Aerospace and Defense	63,801	11.6	47.1	64,460	10.6	41.9
Intellectual Property	20,514	3.7	100.0	20,556	3.4	100.0
Subtotal Focus Products	417,096	75.6	48.3	440,211	72.1	49.9

Commodity Products	81,693	14.8	18.0	112,007	18.3	28.9
Non-Aligned Products	52,594	9.6	11.8	58,568	9.6	18.3
Subtotal Non-Focus Products	134,287	24.4	15.6	170,575	27.9	25.3

Consolidated total	$551,383	100.0%	40.3%	$610,786	100.0%	43.0%

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

C&C revenue for the three months ended December 31, 2005, declined by $6.7 million (6.5 percent), compared to the three months ended December 31, 2004.  C&C revenue for the six months ended December 31, 2005, declined by $23.0 million (11.1 percent) compared to the six months ended December 31, 2004.  The revenue decline primarily reflected price pressures on certain of our MOSFET Power Components and product mix.  Additionally, C&C revenue was inhibited by capacity constraints.  We started production on our new eight-inch sub-micron wafer fabrication facility in Newport, Wales in the December 2005 quarter to help address our capacity limitations.

Gross margin for C&C was 41.5 percent and 44.7 percent for the three months ended December 31, 2005 and 2004, respectively, and 41.6 percent and 44.2 percent for the six months ended December 31, 2005 and 2004, respectively.  The gross margin decline reflected primarily profit sharing and employee stock options expense and some price declines on our MOSFET Power Components.

In the March 2006 quarter, we expect C&C revenue to reflect end-market demand for servers, dual-core notebook platforms and new consumer programs including game stations.

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

ESP revenue for the three months ended December 31, 2005, increased by $1.4 million (1.8 percent) compared to the three months ended December 31, 2004.  ESP revenue for the six months ended December 31, 2005, increased by $0.6 million (0.4 percent) compared to the six months ended December 31, 2004. The revenue increase was primarily attributable to higher sales of our Power Management ICs, partially offset by a decline in our Power Component business.

Gross margin for ESP was 47.9 percent and 55.3 percent for the three months ended December 31, 2005 and 2004, respectively, and 50.1 percent and 54.5 percent for the six months ended December 31, 2005 and 2004, respectively.  The gross margin decline primarily reflected price declines on our automotive Power Components, sale of a lower-margin product mix, and profit sharing and employee stock options expense.  In addition, gross margin was impacted by the cost associated with the ramp of our Newport, Wales facility.

In the March 2006 quarter, we expect end-market demand for energy-efficient appliances to be strong with the start of the new model year.

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

A&D revenue for the three months ended December 31, 2005, increased by $2.2 million (6.9 percent) from the three months ended December 31, 2004.  Revenue for the six months ended December 31, 2005, declined by $0.7 million (1.0 percent) from the six months ended December 31, 2004.  The A&D revenue increase for the three months ended primarily reflected a delayed shipment from the prior September 2005 quarter.

Gross margin for the A&D segment increased to 50.0 percent for the three months ended December 31, 2005, from 42.6 percent in the three months ended December 31, 2004, and to 47.1 percent for the six months ended December 31, 2005, from 41.9 percent for the six months ended December 31, 2004.  The gross margin improvement reflected primarily sale of a higher-margin product mix, manufacturing efficiencies and restructuring cost savings, partially offset by profit sharing and employee stock option expense.

In the March 2006 quarter, we expect an increase in A&D revenue mainly due to seasonal increases in demand for certain military programs.

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

IP revenue was $10.1 million and $10.5 million for the three months ended December 31, 2005 and 2004, respectively, and $20.5 million and $20.6 million for the six months ended December 31, 2005 and 2004, respectively.

Commodity Products (“CP”)

The Commodity Product segment is comprised primarily of older-generation Power Components that are sold with margins generally below our strategic targets and are typically commodity in nature.  These products have widespread use throughout the power management product industry and are often complementary to many of our Focus Products offerings or allow us to provide a full range of customer or application offerings. We often offer these products to take advantage of cross-selling opportunities with our other product families.

For the three months ended December 31, 2005, CP revenue was $39.5 million, down 24.7 percent from $52.5 million for the three months ended December 31, 2004.  For the six months ended December 31, 2005, CP revenue was $81.7 million, down 27.1 percent from $112.0 million for the six months ended December 31, 2004.  In line with our strategy, we continue to manage our exposure to Commodity Products.

Gross margin for CP was 16.6 percent and 26.6 percent for the three months ended December 31, 2005 and 2004, respectively, and 18.0 percent and 28.9 percent for the six months ended December 31, 2005 and 2004, respectively.  The gross margin decline reflected primarily price pressures, profit sharing and employee stock option expense.

Non-Aligned Products (“NAP”)

The Non-Aligned Product segment includes businesses, product lines or products that we are targeting for realignment, whether by divestiture or otherwise. We plan to support our Non-Aligned Products to the extent we believe appropriate, to manage, maintain or increase their value.   Currently, product lines reported in this segment include certain modules, rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications.

Non-Aligned Product revenue was $24.0 million in the three months ended December 31, 2005, decreasing 12.0 percent from $27.3 million in the three months ended December 31, 2004, and $52.6 million in the six months ended December 31, 2005, decreasing 10.2 percent from $58.6 million in the six months ended December 31, 2004. The revenue decline primarily reflected reduced production due in part to component shortages and product mix.

Gross margin for our NAP segment was 8.5 percent and 16.9 percent for the three months ended December 31, 2005 and 2004, respectively, and 11.8 percent and 18.3 percent for the six months ended December 31, 2005 and 2004, respectively, reflecting primarily sale of a lower-margin product mix.

Selling and Administrative Expense

For the three and six months ended December 31, 2005, selling and administrative expense was $46.1 million (16.5 percent of revenue) and $91.3 million (16.6 percent of revenue), compared to $40.9 million (13.7 percent of revenue) and $87.3 million (14.3 percent of revenue) for the three and six months ended December 31, 2004, respectively.  Selling and administrative expense increased primarily reflecting profit sharing and employee stock options expense in the current year.  In addition, we also increased spending on employee benefits, Sarbanes-Oxley Rule 404 compliance, customer, intellectual property and claims support in the current three and six months ended December 31, 2005, as compared to the comparable prior year periods. The selling and administrative expense ratio increased primarily reflecting a lower revenue base in the current year.

Research and Development Expenses

For the three and six months ended December 31, 2005, research and development expense was $27.2 million (9.8 percent of revenue) and $52.5 million (9.5 percent of revenue), respectively, compared to $27.7 million (9.3 percent of revenue) and $53.0 million (8.7 percent of revenue), for the three and six months ended December 31, 2004, respectively.  Research and development expense primarily reflected our continued development activities on our Focus Products.

Impairment of Assets, Restructuring and Severance

During fiscal 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition us to better fit the market conditions and de-emphasize the commodity business.  Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products.  We also planned to lower overhead costs across our support organizations.  We have substantially completed these restructuring activities as of December 31, 2005.  We expect to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California by fiscal year end 2006.

We estimate that total charges associated with the restructuring will be approximately $273 million. These charges will consist of approximately $218 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $49 million for severance.  Of the $273 million in total charges, we expect cash charges to be approximately $110 million.  As of December 31, 2005, we have realized annualized savings of approximately $80 million from the restructuring activities, with approximately 70 percent of that savings affecting cost of goods sold.

For the three months ended December 31, 2005, we recorded $3.1 million in total restructuring-related charges, consisting of: $2.1 million for plant closure costs and relocation costs and other impaired asset charges, and $1.0 million for severance-related costs.   For the six months ended December 31, 2005, we recorded $7.4 million in total restructuring related charges, consisting of: $5.1 million for plant closure and relocation costs and other impaired assets charges and $2.3 million for severance costs.  For the three months ended December 31, 2004, we recorded $6.8 million in total restructuring-related charges, consisting of: $5.6 million for plant closure and relocation costs and other impaired asset charges, and $1.2 million for severance-related costs.  For the six months ended December 31, 2004, we recorded $13.5 million in total restructuring-related charges consisting of: $10.5 million for plant closure and relocation costs and other impaired assets charges, and $3.0 million for severance costs.

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

As of December 31, 2005, we had recorded $268.7 million in total charges, consisting of: $215.2 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $47.5 million for severance-related costs.  Components of the $215.2 million asset impairment, plant closure and other charges included the following items:

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

•      We have eliminated the manufacturing of our non-space military products in our Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle our non-space qualified products formerly manufactured in this facility. We have also transitioned the assembly and test of non-space Power Components from our Leominster, Massachusetts facility to our Tijuana, Mexico facility as of December 31, 2005.  Associated with this reduction in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.0 million.

•      $56.6 million in other miscellaneous items were charged, including $47.8 million in relocation costs and other impaired asset charges and $8.8 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million.  We disposed of $1.1 million and $0.2 million of these inventories, for the three and six months ended December 31, 2005 and 2004, respectively, of these inventories, which did not materially impact gross margin. As of December 31, 2005, $0.1 million of these inventories remained to be disposed.

Our restructuring activities are expected to result in severance charges of approximately $49 million through June 2006.  Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount
El Segundo, California	Close manufacturing facilities	$10 million
Santa Clara, California and Leominster, Massachusetts	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	9 million
Venaria, Italy	Move manufacturing to India and discontinue certain products	11 million
Company-wide	Realign business processes	15 million

Total		$49 million

To date, of the $49 million noted above, we have recorded $47.5 million in severance-related charges: $42.4 million in severance termination costs related to approximately 1,200 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England.  The severance charges associated with the elimination of positions, which included the 1,200 persons notified to date, had been and will continue to be recognized over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

In fiscal 2002, we had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany.  In fiscal 2003, we finalized our plan and determined that total severance would be approximately $10 million, and accordingly, we adjusted purchased goodwill by $4.8 million.  We communicated the plan and the elimination of approximately 250 positions primarily in manufacturing to our affected employees at that time.  We have completed the restructuring of our Krefeld facility as of December 31, 2005, and determined that $0.7 million of the severance reserve was excess.  Accordingly, we decreased TechnoFusion purchased goodwill by $0.7 million.

The following summarizes our accrued severance liability related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the three months ended December 31, 2005 and the fiscal year ended June 30, 2005.  Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed.  The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)

Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	2,245	—	2,245
Purchase price adjustment	—	—	(708)	(708)
Costs paid	(90)	(3,858)	(684)	(4,632)
Foreign exchange impact	—	(14)	(40)	(54)
Accrued severance, December 31, 2005	$281	$6,497	$675	$7,453

Other Income and Expenses

Other expense was $1.1 million and $0.7 million for the three months ended December 31, 2005 and 2004, respectively, and $1.2 million and $0.7 million for the six months ended December 31, 2005 and 2004, respectively.

Interest Income and Expenses

Interest income was $7.8 million and $3.8 million for the three months ended December 31, 2005 and 2004, respectively, and $14.9 million and $7.2 million for the six months ended December 31, 2005 and 2004, respectively, reflecting higher prevailing interest rates on higher average cash and cash investment balance in the current year.

Interest expense was $7.0 million and $4.5 million for the three months ended December 31, 2005 and 2004, respectively, and $12.6 million and $9.6 million for the six months ended December 31, 2005 and 2004, respectively, primarily reflecting higher effective interest rate payable on our $550 million convertible subordinated notes outstanding, partially offset by higher income from the mark-to-market adjustments on our interest rate swaps (see Notes 4, “Derivative Financial Instruments” and 9, “Bank

Loans and Long-Term Debt” of the Notes to the unaudited consolidated financial statements, regarding the modification of the effective interest payable on our convertible notes).

Income Taxes

Our effective tax provision for the three months ended December 31, 2005 and 2004 was 27.5 percent and 22.8 percent, respectively, and 27.5 percent and 25.2 for the six months ended December 31, 2005 and 2004, respectively, rather than the U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

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

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalent balances of $273.7 million and cash investments in marketable debt securities of $644.7 million. We also have $143.9 million in unused credit facilities.  Our investment portfolio consists of available-for-sale fixed-income, principally investment-grade securities as of December 31, 2005.

For the six months ended December 31, 2005, cash provided by operating activities was $52.6 million compared to $99.2 million in the comparable prior year six months ended December 31, 2004.  Depreciation and amortization adjusted cash flows from operations by $42.9 million.  Changes in operating assets and liabilities decreased cash by $56.7 million during the six months ended December 31, 2005.  The increase in working capital reflected the increase in our inventory balance as a result of the build up of inventory to support our backlog, the timing of accounts and other receivable collections, taxes and other accrued expense payments.

For the six months ended December 31, 2005, cash used in investing activities was $145.3 million. We purchased $300.9 million and sold $233.1 million of cash investments. Certain prior year’s amounts have been reclassified to conform to the current-year presentation.  Auction rate securities are now classified as available-for-sale securities and reported as short-term cash investments instead of cash and cash equivalents, for all periods presented.  For the six months ended December 31, 2004, proceeds from the sale of auction rate securities reduced net cash used in investing activities by $74.1 million.

During the six months ended December 31, 2005, we spent $76.0 million in capital expenditures, of which $27.1 million was at the Newport, Wales facility. As of December 31, 2005, demand for our Focus Products exceeded our worldwide capacity.  To help address our capacity limitations, we started production at our new facility in Newport,

Wales in the December 2005 quarter.  Purchase order commitments for capital expenditures were $31.7 million as of December 31, 2005.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

Financing activities for the six months ended December 31, 2005 provided $3.3 million. Proceeds from the exercise of employee stock options and stock participation plan contributed $24.5 million while repayments of short-term debt decreased cash by $15.3 million. As of December 31, 2005, we had revolving, equipment and foreign credit facilities of $166.6 million, against which $22.6 million had been used.  As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically.  At December 31, 2005, $17.0 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter ended December 31, 2005, our letter of credit commitment would have increased by $3.8 million to $20.8 million.  We do not have any off-balance sheet arrangements as of December 31, 2005.

On November 1, 2005, our Board of Directors authorized and we announced a stock repurchase program, under which up to $100 million of our common shares may be repurchased without prior notice, through block trades or otherwise.  Any shares repurchased will be paid with our existing cash and cash investments.  As of December 31, 2005, we have not repurchased any shares.

Our $550 million convertible subordinated notes are due in July 2007.  We anticipate that these notes will be refinanced through public or private offerings of debt or equity, or be paid down with our existing cash and cash investments.

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the $150 million Credit Facility as discussed in Note 9 of the unaudited consolidated financial statements, will be sufficient to meet our operations in the next twelve months. Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) on Statement of Financial Accounting Standard (“SFAS”) No. 115-1 and SFAS No. 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS No. 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss.  FSP FAS No. 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.  FSP FAS No. 115-1 is effective for reporting periods beginning after December 15, 2005.  Our adoption of FSP FAS No. 115-1 will not have a material impact on our results of operations or financial condition.

On October 18, 2005, the FASB issued FASB Staff Position on SFAS No. 123(R)-2 (“FSP FAS No. 123(R)-2”). FSP FAS No. 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).  As a practical accommodation, in determining the grant date of an award, assuming all other criteria in the grant date definition have been met, FSP FAS No. 123(R)-2 provides that a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements (that is, by the Board or management with the relevant authority) if both of the following conditions are met:

a. The award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer.

b. The key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period1 from the date of approval.

The guidance in FSP FAS No. 123(R)-2 is effective upon initial adoption of SFAS No. 123(R) or if an entity has adopted SFAS No. 123(R) prior to the issuance of this FSP and did not apply the provisions of FSP FAS No. 123(R)-2, this FSP will be effective in the first reporting period after October 18, 2005, the date the FSP was posted to the FASB website.  We have applied the provisions under FSP FAS No. 123(R)-2 in accounting for our equity awards as of July 4, 2005, the start of our fiscal year 2006.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended

June 30, 2005.  We believe that at December 31, 2005, there has been no material change to this information.

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

Factors that May Affect Future Results

Changes in end-market demand or downturns in the highly cyclical semiconductor industry could affect our operating results and the value of our business.

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

In addition, the semiconductor industry is highly cyclical and the value of our business may decline during the down portion of these cycles.  We have experienced these conditions in our business in the recent past and we cannot predict when we may experience such downturns in the future.  Future downturns in the semiconductor industry, or any failure of the industry to recover fully from its recent downturns could seriously impact our revenue and harm our business, financial condition and results of operations. Although markets for our semiconductors appear stable, we cannot assure you that they will continue to be stable or that our markets will not experience renewed, possibly more severe and prolonged, downturns in the future.

Consumer and/or corporate spending for the end-market applications which incorporate our products may be reduced due to increased oil prices or otherwise.

Our revenue and gross margin guidance is dependent on a certain level of consumer and/or corporate spending for the specific mix of products we produce and have the capacity to produce. If our projections of these expenditures fail to materialize, or materialize in a mix different from that for which we anticipate and build inventory, whether due to reduced consumer or corporate spending from increased oil prices or otherwise, our revenue and gross margin could be adversely impacted.

We maintain backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenue.

With certain exceptions related to products within our Aerospace and Defense and Non-Aligned Product segments, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts.  The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand.  Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty.  As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without any advance purchase commitments from customers.  Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory (the value of our inventory), our revenue and our operating results generally.

We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that our inventory will be adequate to meet our needs or will be usable at a future date.

At the end of fiscal quarter ended December 31, 2005, we reported net inventories of approximately $209 million. We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand.  If we do not project and build the proper mix and amount of inventory, our revenue and gross margin may be adversely affected.  Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and operating results.

The semiconductor business is highly competitive and increased competition could adversely affect the price of our products and otherwise reduce the value of an investment in our company.

The semiconductor industry, including the sectors in which we do business, is highly competitive. Competition is based on price, product performance, technology platform, product availability, quality, reliability and customer service. Price pressures often emerge as competitors attempt to gain a greater market share by lowering prices or by offering a more desirable technological solution.  Pricing and other competitive pressures can adversely affect our revenue and gross margin, and hence, our profitability.  We also compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus they may be better able to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

Failure to timely complete our expansion plans for our wafer fabrication facility could adversely affect our revenue growth and ability to achieve our margin targets.

We are operating in the mid to high 90s percent of our worldwide semiconductor fabrication and assembly/module manufacturing capacities, without taking into account subcontract or foundry capacity.  We are also expanding our most advanced wafer fabrication facility in Newport, Wales to provide additional capacity to support the growth of our Focus Products.  We have started production on certain of such new facilities during the December 2005 quarter, and expect to complete our expansion of that facility in about calendar year 2006. If we fail to timely execute on those plans in advance of demand for our products, that failure could adversely affect our revenue growth and ability to achieve our margin targets.  We cannot assure you that we will complete our plans timely, that the ramp-up of the expanded facilities will occur effectively and without error or delay, or that sufficient third party sources would be available to satisfy our ability to meet customer demand.  Even if we fully execute and implement our plans, we cannot guarantee that we will have sufficient worldwide semiconductor fabrication and assembly/module manufacturing capacities to meet demand and there may be other unforeseen factors that could adversely impact our operating results.

Delays in initiation of production at new facilities, implementing new production techniques or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

Our manufacturing efficiency has been and will be an important factor in our future profitability, and we may not be able to maintain or increase our manufacturing efficiency.  Our manufacturing and testing processes are complex, require advanced and costly equipment and are continually being modified in our efforts to improve yields and product performance. Difficulties in the manufacturing process can lower yields.  Technical or other problems could lead to production delays, order cancellations and lost revenue.  In addition, any problems in achieving acceptable yields, construction delays, or other problems in upgrading or expanding existing facilities, building new facilities, problems in bringing other new manufacturing capacity to full production or changing our process technologies, could also result in capacity constraints, production delays and a loss of future revenue and customers.  Our operating results also could be adversely affected by any increase in fixed costs and operating expenses related to increases in production capacity if net sales in the appropriate mix do not increase proportionately, or in the event of a decline in demand for some or all of our products.

If we are unable to implement our business strategy, our revenue and profitability may be adversely affected.

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

We have announced the divestiture, discontinuation or change in business model of certain of our Non-Focus Products (and, may divert, discontinue or change the business model for others) that are not consistent with our business objectives or margin targets.  Our plan is to replace the divested or discontinued revenues with (or change the business model to achieve) higher-margin product sales and target gross margin of greater 50 percent.  We cannot assure you that we will complete our plans or achieve our target gross margin, timely or at all.  Additionally, we have announced that we plan to enter into agreements with respect to certain divestitures by the end of June 2006.  As a number of factors, among those factors controlled by third parties, affect our ability to complete those plans, we cannot assure you that we can achieve our target dates or complete such plans at all.

The activities involved with the divestiture, discontinuation and re-alignment of product sales could involve changes to various aspects of our business which could have a material adverse effect on our profitability to an extent we have not anticipated.  Even if we fully execute and implement our plans, there may be unforeseen factors that could have a material adverse impact on our operating results.

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

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated.  Although we maintain rigorous quality control systems, we shipped large quantities of semiconductor devices in 2005 to a wide range of customers around the world, in a variety of high profile and critical applications, and continue to do so.  In the ordinary course of our business we receive warranty claims for some of these products that are defective, or that do not perform to published specifications.  Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers depending on applicable law and contract), we often need to defend against claims for damages that are disproportionate to the revenue and profit we receive from the products involved.  In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business.  Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation.  Our results of operations and business would be adversely affected as a result of a significant alleged quality or performance issues in our products, if we are required or choose to pay for the damages that result.  In addition, in our Aerospace and Defense segment, we are sometimes subject to government procurement regulations and other laws that could result in costly investigations and other legal proceedings as a consequence of allegedly defective products or other actions.  Although we currently have product liability and other types of insurance, we have certain deductibles and exclusions to such policies and may not have sufficient insurance coverage.  We also may not have sufficient resources to satisfy all possible product liability or other types of product claims.  In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

While we attempt to monitor the credit worthiness of our customers, we may from time to time be at risk due to the adverse financial condition of one or more customers.

We have established procedures for the review and monitoring of the credit worthiness of our customers and/or significant amounts owing from customers. However, from time to time, we may find that despite our efforts one or more of our customers become insolvent or face bankruptcy proceedings (Delphi, one of our largest customers, is currently one such customer). Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectible in whole or in part, or if our customers’ financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

If some original equipment manufacturers (“OEMs”) do not design our products into their equipment, a portion of our revenue may be adversely affected.

A “design win” from a customer does not guarantee future sales to that customer. We also are unable to guarantee that we will be able to convert design wins into sales for the life of any particular program, or at all, or that the revenue from such wins would be significant.  We also cannot guarantee that we will achieve the same level of design wins as we have in the past, or at all.  Without design wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all. Once an OEM designs another supplier’s semiconductor into one of its product platforms, it is more difficult for us to achieve future design wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design win with a customer does not ensure that we will receive significant revenue from that customer and we may be unable to convert design wins into actual sales.

Corporate investment and expenditures in the Information Technology sector and in Information Technology purchases may not materialize as we have planned.

Our revenue and gross margin guidance is dependent on a certain level of corporate investment and expenditures in the Information Technology sector and in Information Technology purchases. If our projections of these expenditures fail to materialize, whether due to increased oil prices, change in market conditions, or otherwise, our revenue and gross margin could be adversely impacted.

New technologies could result in the development of new products and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand.

Our failure to develop new technologies or react to changes in existing technologies could materially delay our development of new products, which could result in decreased revenue and a loss of market share to our competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. As a result, we must devote significant resources to research and development. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner, or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies in our product markets could have a material adverse effect on our competitive position within the industry. In addition, to remain competitive, we must continue to reduce die sizes and improve manufacturing yields. We cannot assure you that we can accomplish these goals.

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

Our ongoing protection and reliance on our intellectual property assets expose us to risks and continued levels of revenue in our IP segment is subject to our ability to maintain current licenses, licensee and market factors not within our control and our ability to obtain new licenses.

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

Our royalty income is largely dependent on the following factors: the remaining terms of our MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; remaining covered under unexpired MOSFET patents; the defensibility and enforceability of our patents; changes in our licensees’ unit sales, prices or die sizes; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenue from new licensing opportunities. Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly adversely affect royalty income.  We also cannot guarantee that we can obtain new licenses to offset reductions in royalties from existing licenses. While we try to predict the effects of these factors and efforts, often there are variations or factors that can significantly affect results different from that predicted.  Accordingly, we cannot guarantee that our predictions of our IP segment revenue will be consistent with actual results.  We also cannot guarantee that our royalty income will continue at levels consistent with prior periods.  Any decrease in our royalty income could have a material adverse effect on our operating results and financial condition.

Our international operations expose us to material risks.

We expect revenue from foreign markets to continue to represent a significant portion of total revenue. We maintain or contract with significant operations in foreign countries.  Among others, the following risks are inherent in doing business internationally: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; and foreign currency fluctuations.

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

In addition, as is common in the semiconductor industry, we have from time to time experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, we have experienced delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenue. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenue does not increase proportionately.

We have transferred manufacturing from our Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities.  We are ramping up our Newport, Wales’s facility, and anticipate transferring our El Segundo manufacturing to the Newport, Wales facility by fiscal year end June 2006.  We have experienced some delays and/or technical problems in moving our various facilities.  Continued delays and/or technical problems in completing the remaining transfers could lead to increased costs, reduced yields, delays in product deliveries, order cancellations and/or lost revenue.

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

We receive a significant portion of our revenue from a small number of customers and distributors.

Historically, a significant portion of our revenue has come from a relatively small number of customers and distributors. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order, could materially and adversely affect our business.

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

We have acquired and may continue to acquire other companies and may be unable to successfully integrate such companies with our operations.

We have acquired several companies over the past few years.  We may continue to expand and diversify our operations with additional acquisitions. If we are unsuccessful in integrating these companies with our operations, or if integration is more difficult than anticipated, we may experience disruptions that could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to maintain an effective system of internal control over financial reporting or discover material weaknesses in our internal control over financial reporting or financial reporting practices, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable.  While management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision. There are also inherent limitations on the effectiveness of internal controls and financial reporting practices including collusion, management override, and failure of human judgment. Because of this, control procedures are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal control over financial reporting or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits result in a change of practices or new information or conclusions about our financial reporting), we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

The maturity of our outstanding Convertible Subordinated Notes due in July 2007 may expose us to risks.

We have outstanding $550 million in Convertible Subordinated Notes due in July 2007.  While we intend to refinance or pay down such notes prior to maturity, if we decide to refinance such notes, in whole or in part, we cannot guarantee that the terms, including interest rate and costs, would be comparable to the current interest rate and costs, and if higher, could adversely affect our future results.  Additionally, if we elect, in whole or in part, to pay down such notes, it would lower the amount of funds we have available for operations or investment.

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

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At December 31, 2005, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had a favorable impact of approximately $0.3 million and $0.7 million on net interest income/expense for the three and six months ended December 31, 2005, since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $0.6 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.1) million, on net interest income/expense.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”) (see Notes 4, “Derivative Financial Instruments,” and 9, “Bank Loans and Long-Term Debt”).  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  In April 2004, we entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The variable interest rate we have paid since the inception of the swap has averaged 2.68 percent, compared to a coupon of 4.25 percent on the Debt.  For the three months ended December 31, 2005 and 2004, this arrangement increased (decreased) interest expense by $0.8 million and ($2.5) million, respectively, and ($0.1) million and ($4.7) million for the six months ended December 31, 2005 and 2004, respectively.

Accounted for as fair value hedges under SFAS No. 133, the mark-to-market adjustments of the two Transactions were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we used a regression analysis.  To evaluate the relationship of the fair value of the two transactions and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discounted the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt was considered in assessing the effectiveness of the hedging relationship.  For those years that were projected to include at least a portion of redemption of the convertible debentures, we employed a valuation model known as a Monte Carlo simulation.  This simulation allowed us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponded to the Debt’s expected maturity date.  The market value of the December 2001 Transaction was a liability of $5.8 million and $0.3 million at December 31, 2005 and June 30, 2005, respectively.  The market value of the April 2004 Transaction was a liability of $4.7 million and $3.4 million at December 31, 2005 and June 30, 2005, respectively.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2005 and June 30, 2005, respectively, was $0.2 million and $0.1 million, respectively, and was included in other long-term assets.  Mark-to-market (losses) gains of ($0.05) million and ($0.3) million for the three months ended December 31, 2005 and 2004, respectively, and $0.1 million and ($0.6) million, for the six months ended December 31, 2005 and 2004, respectively, were charged to interest expense.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies and have currency exposure related primarily to the British Pound Sterling, the Euro and the Japanese Yen.  Considering our foreign currency risks, we have the greatest exposure to the Japanese Yen, since we have significant Yen-based revenue without the Yen-based manufacturing costs.  The risk of our revenues in the European currencies is partially offset by the cost of manufacturing goods in the European currencies.

We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such a change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the three and six months ended December 31, 2005 and 2004.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan.  We have designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in accumulated other comprehensive income of stockholders’ equity, until the forecasted transactions are recorded in earnings.  Under the terms of the Forward Contract, we are required to exchange 1.2 billion Yen for $11.0 million on a quarterly basis from June 2001 to March 2006.  At December 31, 2005, one quarterly payment of 1.2 billion Yen remained to be swapped at a forward exchange rate of 109.32 Yen per U.S. dollar.  The market value of the forward contract was $0.7 million and $0.1 million at December 31, 2005 and June 30, 2005, respectively, and was included in other long-term assets.  Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $0.1 million and ($2.9) million for the three months ended December 31, 2005 and 2004, respectively, and $0.4 million and ($2.1) million for the six months ended December 31, 2005 and 2004, respectively.  At December 31, 2005, based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next three months through its maturity.

We had approximately $109.6 million and $75.9 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at December 31, 2005 and June 30, 2005, respectively.  Net realized and unrealized foreign-currency gains recognized in earnings were less than $1 million for the three and six months ended December 31, 2005 and 2004.

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

(b)   Changes in internal controls

There was no change in our internal controls during the fiscal second quarter 2006 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Unites) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Plans or Programs
Month #1 (November 1 to November 30, 2005)	0	0	0	$100 million
Month #2 (December 1 to December 31, 2005)	0	0	0	$100 million

ITEM 4.            Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s stockholders at its Annual Meeting of Stockholders held on November 21, 2005.  All such matters were approved by the Company’s stockholders.  Below is a summary of, where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions as to each matter.

			Authority
	Description of Matter	For	Withheld

1.	Election of Directors

	Alexander Lidow	60,343,984	2,279,352
	Rochus E. Vogt	58,758,096	3,865,240

		For	Against	Abstentions
2.	Proposal to amend the Company’s 1984 Stock Participation Plan as described in the proxy materials	45,313,529	1,474,493	218,400

	Broker non-votes	15,616,914

		For	Against	Abstentions
3.	Ratification of PricewaterhouseCoopersLLP as the Company’s Independent Registered Public Accounting Firm For Fiscal Year 2006	61,634,276	925,249	66,811

ITEM 6.	Exhibits

Index:

3.1

Certificate of Incorporation, as Amended to Date (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2005; Registration No. 333-117489)

	3.2	Bylaws, as Amended (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed with the Commission on November 11, 2005)

	11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 2, “Net Income Per Common Share”, of the Notes to Unaudited Consolidated Financial Statements contained herein)

	31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION
Registrant

February 10, 2006	/s/ Michael P. McGee

Michael P. McGee

Executive Vice President,
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)