Form 10-Q/A
period 2005-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2006-05-17
CIK 316793

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

Unaudited Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 (as Restated) and 2004

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II.

OTHER INFORMATION

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6.	Exhibits

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, initially filed with the Securities and Exchange Commission on November 14, 2005, is being filed to reflect the restatement of our unaudited consolidated statement of cash flows for the three months ended September 30, 2005, to correct an error in the classification of the excess tax benefits generated from the exercise of stock options.  As more fully described in Note 1, “Certain Accounting Policies”, of the Notes to the unaudited consolidated financial statements, the excess tax benefits from stock options exercised that was previously reported in the consolidated statement of cash flows as an operating activity has been restated to correctly present it as a financing activity.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement.  This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q, including any amendments to those filings.  The following items have been amended as a result of the restatement:

•      Part I, Item 1, Financial Information;

•      Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•      Part I, Item 4, Controls and Procedures; and

•      Part II, Item 6, Exhibits.

Our Chief Executive Officer and Chief Financial Officer have also reissued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$359,138	$359,978
Short-term cash investments	224,499	278,157
Trade accounts receivable, less allowance for doubtful accounts	159,685	158,510
Inventories, net	193,781	177,560
Deferred income taxes	33,982	34,784
Prepaid expenses and other receivables	64,952	53,387

Total current assets	1,036,037	1,062,376
Long-term cash investments	348,311	302,585
Property, plant and equipment, net	502,517	488,204
Goodwill	152,329	152,457
Acquisition-related intangible assets, net	33,862	35,354
Long-term deferred income taxes	74,038	76,158
Other assets	103,756	106,410

Total assets	$2,250,850	$2,223,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$20,437	$18,168
Long-term debt, due within one year	47	163
Accounts payable	78,157	81,893
Accrued salaries, wages and commissions	29,353	33,344
Other accrued expenses	82,415	91,328

Total current liabilities	210,409	224,896
Long-term debt, less current maturities	542,322	547,259
Other long-term liabilities	25,188	26,186

Stockholders’ equity:
Common stock	70,736	69,826
Capital contributed in excess of par value of shares	882,388	854,045
Retained earnings	461,388	435,145
Accumulated other comprehensive income	58,419	66,187
Total stockholders’ equity	1,472,931	1,425,203
Total liabilities and stockholders’ equity	$2,250,850	$2,223,544

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2005	2004
	(As Restated)
Cash flows from operating activities:
Net income	$26,243	$37,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,043	16,922
Amortization of acquisition-related intangible assets	1,453	1,439
Stock compensation expense	491	—
Unrealized (gains) losses on swap transactions	(1,175)	773
Deferred income taxes	4,270	(4,681)
Tax benefits from options exercised	6,980	1,063
Excess tax benefits from options exercised	(4,083)	—
Change in operating assets and liabilities, net	(44,477)	(30,019)
Net cash provided by operating activities	9,745	23,077

Cash flows from investing activities:
Additions to property, plant and equipment	(37,009)	(28,514)
Proceeds from sale of property, plant and equipment	2	32
Acquisition of business	—	(41,468)
Sale or maturities of cash investments	110,987	101,103
Purchase of cash investments	(105,277)	(78,437)
Change in other investing activities, net	(3,785)	(1,990)
Net cash used in investing activities	(35,082)	(49,274)

Cash flows from financing activities:
Proceeds from short-term debt, net	2,457	2,924
Repayments of capital lease obligations, net	(59)	(57)
Proceeds from exercise of stock options and stock purchase plan	21,782	5,084
Excess tax benefits from options exercised	4,083	—
Other, net	(4,492)	588
Net cash provided by financing activities	23,771	8,539

Effect of exchange rate changes on cash and cash equivalents	726	48

Net decrease in cash and cash equivalents	(840)	(17,610)
Cash and cash equivalents, beginning of period	359,978	339,024

Cash and cash equivalents, end of period	$359,138	$321,414

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1.             Certain Accounting Policies

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

Certain reclassifications have been made to the September 30, 2004 (i) cash flows from investing activities, (ii) net decrease in cash and cash equivalents, and (iii) ending cash and cash equivalents, as a result of reclassification of auction rate securities (“ARS”) from cash and cash equivalents to short-term investments.  Previously, the Company’s investments in ARS were recorded in cash and cash equivalents rather than short-term cash investments.  The Company reclassified ARS from cash and cash equivalents to short-term investments because the underlying instruments have maturity dates exceeding ninety days. As a result of the reclassifications, the Company’s consolidated cash flows were affected as follows:

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

Restatement of Statement of Cash Flows

The Company has restated the consolidated statement of cash flows for the three months ended September 30, 2005 to correct an error in the classification of the excess tax benefits generated from the exercise of stock options. Previously, the Company classified the excess tax benefits from options exercised in cash flows from operating activities rather than as a cash flow from financing activity as required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which the Company adopted as of the beginning of its fiscal year 2006 in July 2005.  The restatement had no impact on the Company’s statement of cash flows for the three months ended September 30, 2004. The restatement also had no impact on the Company’s overall net change in cash and cash equivalents, the unaudited consolidated statements of income, the unaudited consolidated statements of comprehensive income, or the unaudited consolidated balance sheet for any of the periods presented.

A summary of the effects of the restatement is as follows:

Three Months Ended September 30, 2005
Net cash provided by operating activities as previously reported	$13,828
Restatement of the excess tax benefits from options exercised	(4,083)
Restated net cash provided by operating activities	$9,745

Net cash provided by financing activities as previously reported	$19,688
Restatement of the excess tax benefits from options exercised	4,083
Restated net cash provided by financing activities	$23,771

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

Cash, cash equivalents and cash investments as of September 30, 2005 and June 30, 2005 are summarized as follows (in thousands):

	September 30, 2005	June 30, 2005
Cash and cash equivalents	$359,138	$359,978
Short-term cash investments	224,499	278,157
Long-term cash investments	348,311	302,585
Total cash, cash equivalents and cash investments	$931,948	$940,720

Available-for-sale securities as of September 30, 2005 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$155,359	$2	$(1,220)	$(1,218)	$154,141
U.S. government and agency obligations	70,237	—	(322)	(322)	69,915
Other debt	443	—	—	—	443
Total short-term cash investments	$226,039	$2	$(1,543)	$(1,541)	$224,499

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$144,813	$8	$(654)	$(646)	$144,167
U.S. government and agency obligations	130,171	54	(597)	(543)	129,628
Other debt	74,729	26	(239)	(213)	74,516
Total long-term cash investments	$349,713	$88	$(1,490)	$(1,402)	$348,311

Available-for-sale securities as of June 30, 2005 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$179,372	$6	$(1,477)	$(1,471)	$177,901
U.S. government and agency obligations	99,728	—	(576)	(576)	99,152
Other debt	1,105	—	(1)	(1)	1,104
Total long-term cash investments	$280,205	$6	$(2,054)	$(2,048)	$278,157

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized (Loss) Gain	Market Value
Corporate debt	$124,727	$249	$(355)	$(106)	$124,621
U.S. government and agency obligations	116,082	239	(134)	105	116,187
Other debt	61,765	131	(119)	12	61,777

Total long-term cash investments	$302,574	$619	$(608)	$11	$302,585

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

5.             Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  Inventories at September 30, 2005 and June 30, 2005 were comprised of the following (in thousands):

	September 30, 2005	June 30, 2005
Raw materials	$36,322	$33,328
Work-in-process	82,727	82,802
Finished goods	74,732	61,430

Total inventories	$193,781	$177,560

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

7.             Other accrued expenses

Other accrued expenses at September 30, 2005 and June 30, 2005 were comprised of the following (in thousands):

	September 30, 2005	June 30, 2005
Accrued taxes	$41,165	$46,704
Other accrued expenses	41,250	44,624

Total accrued expenses	$82,415	$91,328

8.             Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at September 30, 2005 and June 30, 2005 is as follows (in thousands):

	September 30, 2005	June 30, 2005
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($8,351) and ($3,360) at September 30, 2005 and June 30, 2005, respectively)	$541,649	$546,640
Other loans and capitalized lease obligations	3,069	782
Debt, including current portion of long-term debt ($47 and $163 at September 30, 2005 and June 30, 2005, respectively)	544,718	547,422
Foreign revolving bank loans at rates from 1.38% to 3.88%	18,088	18,168

Total debt	$562,806	$565,590

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

Geographic information for the Company on an aggregate basis, for the three months ended September 30, 2005 and 2004, is presented below (in thousands):

	September 30, 2005	September 30, 2004
Revenues from Unaffiliated Customers
United States	$74,611	$91,977
Asia	129,628	140,686
Europe	57,894	69,543

Subtotal	262,133	302,206
Unallocated royalties	10,440	10,019

Total	$272,573	$312,225

	September 30, 2005	June 30, 2005
Long-Lived Assets
North America, primarily United States	$348,306	$347,892
Asia	27,500	23,598
Europe	230,467	223,124

Total	$606,273	$594,614

No single original equipment manufacturer (“OEM”), customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s consolidated revenues for the three months ended September 30, 2005 or 2004.  For its Focus Product segments as a whole, the Company primarily sells direct to OEM customers.  Three distributors accounted for approximately 41 percent of Computing and Communications segment revenues for the three months ended September 30, 2005.  One distributor accounted for approximately 17 percent of Commodity Products segment revenues for the three months ended September 30, 2005.  Two OEM customers, individually accounting for greater than 10 percent of Non-Aligned Products (“NAP”) segment revenues, accounted for approximately 35 percent of NAP segment revenues for the three months ended September 30, 2005.  No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s other reportable segments revenues for the quarter.  No customer accounted for more than 10 percent of the Company’s accounts receivable at September 30, 2005 and June 30, 2005.

11.           Stock–Based Compensation

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

Under the 1997 Plan, options to purchase shares of the Company’s common stock may be granted to the Company’s employees and consultants.  In addition, other stock–based awards (e.g., restricted stock units (“RSUs”), SARs and performance shares) may also be granted.  During the three months ended September 30, 2005 and 2004, non-qualified options and RSUs were issued under the 1997 Plan. As noted below, on November 22, 2004, the Company’s stockholders approved an amendment to the 2000 Plan to increase the authorized number of shares from 7,500,000 to 12,000,000, at which point no awards may be granted under the 1997 Plan.

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

Beginning in the fiscal year 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options.  The adoption of SFAS No. 123(R) did not affect the stock-based compensation associated with the Company’s RSUs, which were already based on the market price of the stock at date of grant and recognized over the service period.  Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated.  As a result of the adoption, the Company’s income from continuing operations, which is the same as income before income taxes, decreased by $0.4 million, net income was decreased by $0.3 million, and basic and diluted earnings per share were negatively impacted by $0.01. In addition, cash flows from operating and financing activities decreased and increased, respectively, by $4.1 million for the three months ended September 30, 2005, reflecting the proper classification of the excess tax benefits from options exercised from operating to a financing activity (see Note 1, “Certain Accounting Policies”).

For the three months ended September 30, 2005, stock-based compensation expense recognized in the income statement is as follows (in thousands):

September 30, 2005
Selling and administrative expense	$258
Research and development expense	82
Cost of sales	30

Total stock-based compensation expense	$370

The total compensation expense for outstanding stock options and RSUs was $7.9 million as of September 30, 2005, which will be recognized over a weighted average vesting period of approximately three years. The fair value of the options associated with the above compensation expense for the three months ended September 30, 2005, was determined at the date of the grant using the Black–Scholes option pricing model with the following weighted average assumptions:

September 30, 2005
Expected life	3.5 years
Risk free interest rate	3.8%
Volatility	30.0%
Dividend yield	0.0%

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) that provided the Staff’s views regarding valuation of share-based payment pursuant to SFAS No. 123(R).  With respect to volatility, SAB No. 107 clarified that there is not a particular method of estimating volatility and to the extent that the Company has traded financial instruments from which it can derive the implied volatility, it may be appropriate to use only implied volatility in its assumptions.  The Company has certain financial instruments that are publicly traded from which it can derive the implied volatility.  Therefore, beginning in January 2005, the Company used implied volatility for valuing its stock options, whereas previously, it had used historical volatility.  The Company believes implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

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

Had the Company accounted for stock–based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s diluted net income per common share—basic and diluted for the three months ended September 30, 2004, would have approximated the following (in thousands except per share data):

September 30, 2004

Net income	$37,580
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(13,243)
Pro forma net income	$24,337

Net income per common share–basic, as reported	$0.56
Net income per common share–basic, pro forma	$0.37

Net income per common share–diluted, as reported	$0.53
Net income per common share–diluted, pro forma	$0.35

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

Restatement of Statement of Cash Flows

As discussed in Note 1 of Notes to the unaudited consolidated financial statements, we have corrected the classification of the excess tax benefits generated from options exercised of $4.1 million for the three months ended September 30, 2005 to present the tax benefits from options exercised as cash flows from financing activities rather than operating activities in our consolidated statement of cash flows, as required by Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” which we adopted as of the beginning of our fiscal year 2006 in July 2005.  The correction had no impact on our overall net change in cash and cash equivalents, the unaudited consolidated statements of income, the unaudited consolidated statements of comprehensive income, or the unaudited consolidated balance sheet for any of the periods presented.

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

During the three months ended September 30, 2005, operating activities generated cash flows of $9.7 million.  Cash flows from operating activities decreased by $4.1 million for the three months ended September 30, 2005, reflecting the proper classification of the excess tax benefits from options exercised as a cash flow from financing activity (see Note 1, “Certain Accounting Policies”). Our cash, cash equivalents and cash investments totaled $931.9 million at September 30, 2005.  Additionally, we have $128.3 million in unused credit facilities for operating needs.

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

Revenues and Gross Margin

For the three months ended September 30, 2005, consolidated revenues decreased by 12.7 percent from the prior year three months ended September 30, 2004.  Revenues for the three months ended September 30, 2005 were lower than the prior year, due to the combination of price pressure on certain component products, changes in distributor purchasing patterns, and a logistics bottleneck that delayed certain shipments at the end of the fiscal quarter in our A&D segment.  Additionally, in our C&C and ESP segments, revenues were inhibited by and lower due to capacity constraints and an inventory mix that was different than the demand for certain products.  Gross profit margin was 40.7 percent for the three months ended September 30, 2005, compared to 42.7 percent in the prior year three months ended September 30, 2004.  The gross profit margin declined primarily due to price declines, product mix, profit sharing and employee stock options expense.  In general, our wafer manufacturing facilities serve all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product cost.  General manufacturing overhead and variances are allocated to the segments based on the percentage of total revenues.

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

Revenues and gross margin by business segments are as follows (in thousands except percentages):

	Three Months Ended
	September 30, 2005			September 30, 2004
	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Business Segment
Computing and Communications	$89,640	32.9%	41.6%	$105,991	33.9%	43.7%
Energy-Saving Products	72,386	26.6	52.4	73,151	23.4	53.6
Aerospace and Defense	29,401	10.8	43.8	32,277	10.4	41.3
Intellectual Property	10,440	3.8	100.0	10,019	3.2	100.0

Subtotal Focus Products	201,867	74.1	48.8	221,438	70.9	49.2

Commodity Products	42,152	15.4	19.3	59,524	19.1	30.9
Non-Aligned Products	28,554	10.5	14.6	31,263	10.0	19.6
Subtotal Non-Focus Products	70,706	25.9	17.4	90,787	29.1	27.0

Consolidated total	$272,573	100.0%	40.7%	$312,225	100.0%	42.7%

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

For the three months ended September 30, 2005, cash provided by operating activities was $9.7 million compared to $23.1 million in the comparable prior year three months ended September 30, 2004.  Cash flows from operating activities decreased by $4.1 million for the three months ended, reflecting the proper classification of the excess tax benefits from options exercised from operating to financing activities (see Note 1, “Certain Accounting Policies”). Depreciation and amortization adjusted cash flows from operations by $21.5 million.  Changes in operating assets and liabilities decreased cash by $44.5 million during the three months ended September 30, 2005.  The increase in working capital reflected the increase in our inventory balance as a result of the build up of inventory that was different than the demand for certain products principally within our C&C and ESP segments during the fiscal first quarter, and the timing of accounts and other receivable collections, and taxes, salaries, wages and other accrued expense payments.

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

Financing activities for the three months ended September 30, 2005 generated $23.8 million. Cash flows from financing activities increased by $4.1 million for the three months ended, reflecting the proper classification of the excess tax benefits from options exercised as a financing activity (see Note 1, “Certain Accounting Policies”). Proceeds from the exercise of employee stock options and stock participation plan contributed $21.8 million. As of September 30, 2005, we had revolving, equipment and foreign credit facilities of $166.6 million, against which $38.2 million had been used.  As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically.  At September 30, 2005, $15.8 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter ended September 30, 2005, our letter of credit commitment would have increased by $4.9 million to $20.7 million.  We do not have any off balance sheet arrangements as of September 30, 2005.

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

b. The key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period(1) from the date of approval.

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

Critical Accounting Estimates

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

Effective in the first fiscal quarter ended September 30, 2005, in July 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS No. 123(R)”) to account for stock-based compensation. Under SFAS No. 123(R), we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is revised as information is updated. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgments.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof.  We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth below under Part II, Item 1A, “Risk Factors” and other uncertainties disclosed in our reports filed from time to time with the Securities and Exchange Commission.  Unless required by law, we undertake no obligation to publicly update or revise any forward looking statements, to reflect new information, future events or otherwise.

ITEM 3.                  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading “Factors that May Affect Future Results” in this Quarterly Report on From 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

In our September 30, 2005 Quarterly Report on Form 10-Q previously filed on November 14, 2005, we originally reported that our disclosure controls and procedures were effective as of September 30, 2005.  As further discussed in Note 1 to our consolidated financial statement included in Item 1 of this Quarterly Report, we have restated the financial statements, specifically the statement of cash flows, included in this Form 10-Q/A to reflect the amended correct classification of the excess tax benefits from stock options exercised as cash flows from financing activities rather than operating activities for the three months ended September 30, 2005. In light of the restatement, we have reassessed the effectiveness of our disclosure controls and procedures as of September 30, 2005, and have concluded that our disclosure controls and procedures were not effective as of September 30, 2005 due to the material weakness discussed below.

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

(b)   Material weakness in internal control over financial reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of September 30, 2005, we did not maintain effective controls over the preparation, review, presentation and disclosure of our consolidated statement of cash flows.  Specifically, the controls were not effective to ensure that cash flows from the excess tax benefits from stock option exercised were presented as cash flows from financing activities in the consolidated statement of cash flows in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of our interim consolidated financial statements for the first quarter of fiscal 2006.  In addition, this control deficiency could result in a misstatement of our cash flows from operating activities and cash flows from financing activities that would result in a material misstatement to our annual or interim consolidated statements of cash flows that would not be prevented or detected.  Accordingly, we have determined that this control deficiency constitutes a material weakness.

Plan for remediation of material weakness

During the fourth quarter of fiscal 2006, we are implementing enhanced procedures and controls which include improved training and review processes to ensure proper preparation, review, presentation and disclosure of amounts included in our consolidated statement of cash flows.

(c)   Changes in internal controls

There was no change in our internal controls during the fiscal first quarter 2006 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1A.               Risk Factors

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

Our revenues and gross margin guidance is dependent on a certain level of consumer and/or corporate spending for the specific mix of products we produce and have the capacity to produce. If our projections of these expenditures fail to materialize, or materialize in a mix different from that for which we anticipate and build inventory, whether due to reduced consumer or corporate spending from increased oil prices or otherwise, our revenues and gross margin could be adversely impacted.

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

We have disclosed that we have discovered a material weakness in our internal control over financial reporting. While we are implementing enhanced procedures and controls in our fourth quarter of fiscal 2006 to cure the material weakness and management believes that it will cure such weakness within a reasonable period of time, we cannot assure you that such procedures will timely cure such weakness.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable.  As noted with the disclosed material weakness, while management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal controls or if, and for so long as management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits result in a change of practices or new information or conclusions about our financial reporting like the disclosed material weakness), we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

ITEM 6.                                                     Exhibits

Index:

3.1           Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2005; Registration No. 333-117489)

3.2           Bylaws as Amended (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q filed with the Commission on November 11, 2005)

11.1         Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 2, “Net Income Per Common Share”, of the Notes to Unaudited Consolidated Financial Statements contained herein)

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

INTERNATIONAL RECTIFIER CORPORATION

Registrant

May 17, 2006	/s/ Michael P. McGee

Michael P. McGee

Executive Vice President,
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)