Form 10-Q/A
period 2005-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2006-05-17
CIK 316793

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

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2005 (Restated) and 2004

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

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005, initially filed with the Securities and Exchange Commission on February 10, 2006, is being filed to reflect the restatement of our unaudited consolidated statement of cash flows for the six months ended December 31, 2005, to correct an error in the classification of the excess tax benefits generated from the exercise of stock options. As more fully described in Note 1, “Certain Accounting Policies”, of the Notes to the unaudited consolidated financial statements, the excess tax benefits from stock options exercised that was previously reported in the consolidated statement of cash flows as an operating activity has been restated to correctly present it as a financing activity.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 31,
	2005	2004
	(As Restated)
Cash flows from operating activities:
Net income	$50,498	$77,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,048	34,158
Amortization of acquisition-related intangible assets	2,885	2,896
Stock compensation expense	1,402	410
Unrealized (gains) losses on swap transactions	(1,287)	518
Deferred income taxes	7,415	(9,425)
Tax benefits from options exercised	8,382	5,381
Excess tax benefits from options exercised	(4,264)	—
Change in operating assets and liabilities, net	(56,729)	(11,834)

Net cash provided by operating activities	48,350	99,198

Cash flows from investing activities:
Additions to property, plant and equipment	(75,980)	(68,575)
Proceeds from sale of property, plant and equipment	298	115
Acquisition of business	—	(39,633)
Sale or maturities of cash investments	233,134	163,825
Purchase of cash investments	(300,857)	(136,304)
Change in other investing activities, net	(1,859)	(6,405)
Net cash used in investing activities	(145,264)	(86,977)

Cash flows from financing activities:
(Repayments) proceeds from short-term debt, net	(15,236)	1,264
Repayments of capital lease obligations, net	—	(114)
Proceeds from exercise of stock options and stock purchase plan	24,504	16,770
Excess tax benefits from options exercised	4,264	—
Other, net	(5,966)	579

Net cash provided by financing activities	7,566	18,499

Effect of exchange rate changes on cash and cash equivalents	3,067	4,960

Net (decrease) increase in cash and cash equivalents	(86,281)	35,680
Cash and cash equivalents, beginning of period	359,978	339,024

Cash and cash equivalents, end of period	$273,697	$374,704

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

Certain reclassifications have been made to the December 31, 2004 (i) cash flows from investing activities, (ii) net decrease in cash and cash equivalents, and (iii) ending cash and cash equivalents, as a result of reclassification of auction rate securities (“ARS”) from cash and cash equivalents to short-term investments. Previously, the Company’s investments in ARS were recorded in cash and cash equivalents rather than short-term cash investments. The Company reclassified ARS from cash and cash equivalents to short-term investments because the underlying instruments have maturity dates exceeding ninety days. As a result of the reclassifications, the Company’s consolidated cash flows were affected as follows:

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

Restatement of Consolidated Statement of Cash Flows

The Company has restated the consolidated statement of cash flows for the six months ended December 31, 2005 to correct an error in the classification of the excess tax benefits generated from the exercise of stock options. Previously, the Company classified the excess tax benefits from options exercised in cash flows from operating activities rather than as a cash flow from financing activity as required by Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” which the Company adopted as of the beginning of its fiscal year 2006 in July 2005. The restatement had no impact on the Company’s statement of cash flows for the six months ended December 31, 2004. The restatement also had no impact on the Company’s overall net change in cash and cash equivalents, the unaudited consolidated statements of income, the unaudited consolidated statements of comprehensive income, or the unaudited consolidated balance sheet for any of the periods presented.

A summary of the effects of the restatement is as follows:

Six Months Ended
December 31,
2005
Net cash provided by operating activities as previously reported	$52,614
Restatement of the excess tax benefits from options exercised	(4,264)
Restated net cash provided by operating activities	$48,350

Net cash provided by financing activities as previously reported	$3,302
Restatement of the excess tax benefits from options exercised	4,264
Restated net cash provided by financing activities	$7,566

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

Beginning in the fiscal year 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. As a result of the adoption, for the three months ended December 31, 2005, the Company’s income from continuing operations, which is the same as income before income taxes, decreased by $0.8 million, net income was decreased by $0.6 million, and basic and diluted earnings per share were negatively impacted by $0.01. For the six months ended December 31, 2005, the Company’s income from continuing operations decreased by $1.2 million, net income was decreased by $0.8 million, and basic and diluted earnings per share were negatively impacted by $0.01. In addition, cash flows from operating and financing activities decreased and increased, respectively, by $4.3 million for the six months ended December 31, 2005, reflecting the proper classification of the excess tax benefits from options exercised from an operating to a financing activity (see Note 1, “Certain Accounting Policies”).

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

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s diluted net income per common share–basic and diluted for the three and six months ended December 31, 2004, would have approximated the following (in thousands except per share data):

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

Restatement of Statement of Cash Flows

As discussed in Note 1 of Notes to the unaudited consolidated financial statements, we have corrected the classification of the excess tax benefits generated from options exercised of $4.3 million for the six months ended December 31, 2005 to present the tax benefits from options exercised as cash flows from financing activities rather than operating activities in our consolidated statement of cash flows, as required by Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment,” which we adopted as of the beginning of our fiscal year 2006 in July 2005. The correction had no impact on our overall net change in cash and cash equivalents, the unaudited consolidated statements of income, the unaudited consolidated statements of comprehensive income, or the unaudited consolidated balance sheet for any of the periods presented.

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

During the three months ended December 31, 2005, operating activities generated cash flows of $38.6 million. Cash flows from operating activities decreased by $0.2 million for the three months ended December 31, 2005, reflecting the proper classification of the excess tax benefits from options exercised from an operating to a financing activity (see Note 1, “Certain Accounting Policies”). Our cash, cash equivalents and cash investments totaled $918.4 million at December 31, 2005. Additionally, we have $143.9 million in unused credit facilities.

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

For the six months ended December 31, 2005, cash provided by operating activities was $48.4 million compared to $99.2 million in the comparable prior year six months ended December 31, 2004. Cash flows from operating activities decreased by $4.3 million for the six months ended, reflecting the proper classification of the excess tax benefits from options exercised from an operating to a financing activity (see Note 1, “Certain Accounting Policies”). Depreciation and amortization adjusted cash flows from operations by $42.9 million. Changes in operating assets and liabilities decreased cash by $56.7 million during the six months ended December 31, 2005. The increase in working capital reflected the increase in our inventory balance as a result of the build up of inventory to support our backlog, the timing of accounts and other receivable collections, taxes and other accrued expense payments.

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

During the six months ended December 31, 2005, we spent $76.0 million in capital expenditures, of which $27.1 million was at the Newport, Wales facility. As of December 31, 2005, demand for our Focus Products exceeded our worldwide capacity. To help address our capacity limitations, we started production at our new facility in Newport, Wales in the December 2005 quarter. Purchase order commitments for capital expenditures were $31.7 million as of December 31, 2005. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flows from operations and available credit facilities.

Financing activities for the six months ended December 31, 2005 provided $7.6 million. Cash flows from financing activities increased by $4.3 million for the six months ended, reflecting the proper classification of the excess tax benefits from options exercised a financing activity (see Note 1, “Certain Accounting Policies”). Proceeds from the exercise of employee stock options and stock participation plan contributed $24.5 million while repayments of short-term debt decreased cash by $15.3 million. As of December 31, 2005, we had revolving, equipment and foreign credit facilities of $166.6 million, against which $22.6 million had been used. As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically. At December 31, 2005, $17.0 million in letters of credit were outstanding related to the transactions. The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time. To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter ended December 31, 2005, our letter of credit commitment would have increased by $3.8 million to $20.8 million. We do not have any off-balance sheet arrangements as of December 31, 2005.

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

Effective in the first fiscal quarter ended September 30, 2005, in July 2005, we adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS No. 123R”) to account for stock-based compensation. Under SFAS No. 123R, we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is revised as information is updated. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgments.

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

In our Quarterly Reports on Form 10-Q for the fiscal quarter ended December 31, 2005, previously filed on February 10, 2006, we originally reported that our disclosure controls and procedures were effective as of each of December 31, 2005. As further discussed in Note 1 to the Company’s consolidated financial statements included in Item 1 of this Quarterly Report, we have restated the financial statements, specifically the statement of cash flows, included in this Form 10-Q/A to reflect the amended correct classification of the excess tax benefits from stock options exercised as cash flows from financing activities rather than operating activities for the six months ended December 31, 2005. In light of the restatement, we have reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2005 and have concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, as of December 31, 2005 due to the material weakness discussed below.

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

As of December 31, 2005, we did not maintain effective controls over the preparation, review and presentation of our consolidated statements of cash flows. Specifically, the controls were not effective to ensure that cash flows from the excess tax benefits from stock option exercised were presented as cash flows from financing activities in the consolidated statements of cash flows in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our interim consolidated financial statements for the first and second quarter of fiscal 2006. In addition, this control deficiency could result in a misstatement of our cash flows from operating activities and cash flows from financing activities that would result in a material misstatement to our annual or interim consolidated statements of cash flows that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

We have announced the divestiture, discontinuation or change in business model of certain of our Non-Focus Products (and, may divest discontinue or charge the business model for others) that are not consistent with our business objectives or margin targets. Our plan is to replace the divested or discontinued revenues with (or change the business model to achieve) higher-margin product sales and target gross margin of greater 50 percent. We cannot assure you that we will complete our plans or achieve our target gross margin, timely or at all. Additionally, we have announced that we plan to enter into agreements with respect to certain divestitures by the end of June 2006. As a number of factors, among those factors controlled by third parties, affect our ability to complete those plans, we cannot assure you that we can achieve our target dates or complete such plans at all.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. As noted with the disclosed material weakness, while management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision. There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override, and failure of human judgment. Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal control over financial reporting or if, and for as long as, management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits result in a change of practices or new information or conclusions about our financial reporting like the disclosed material weakness), we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

We have outstanding $550 million in Convertible Subordinated Notes due in July 2007. While we intend to refinance or pay down such notes prior to maturity, if we decide to refinance such notes, in whole or in part, we cannot guarantee that the terms, including interest rate and costs, would be comparable to the current interest rates and costs, and if higher, could adversely affect our future results. Additionally, if we elect in whole or in part to pay down such notes, it would lower the amount of funds we have available for operations or investment.

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

	Description of Matter	For	Authority Withheld

1.	Election of Directors

	Alexander Lidow	60,343,984	2,279,352
	Rochus E. Vogt	58,758,096	3,865,240

		For	Against	Abstentions
2.	Proposal to amend the Company’s 1984 Stock	45,313,529	1,474,493	218,400
	Participation Plan as described in the proxy
	materials

	Broker non-votes	15,616,914

		For	Against	Abstentions
3.	Ratification of PricewaterhouseCoopersLLP	61,634,276	925,249	66,811
	as the Company’s Independent Registered
	Public Accounting Firm For Fiscal Year 2006

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