Form 10-Q
period 2006-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2006-05-17
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

THERE WERE 71,538,317 SHARES OF THE REGISTRANT’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON MAY 8, 2006.

Table of Contents

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Unaudited Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2006 and 2005

Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended March 31, 2006 and 2005

Unaudited Consolidated Balance Sheet as of March 31, 2006 and June 30, 2005

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II.

OTHER INFORMATION

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6.	Exhibits

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  Financial Statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Revenues	$297,076	$281,871	$848,460	$892,656
Cost of sales	178,289	156,604	507,205	504,571
Gross profit	118,787	125,267	341,255	388,085

Selling and administrative expense	50,848	40,756	142,162	128,034
Research and development expense	28,558	27,323	81,008	80,379
Amortization of acquisition-related intangible assets	1,295	1,473	4,181	4,369
Impairment of assets, restructuring and severance charges	3,349	8,077	10,702	21,599
Other income (expense), net	1,746	169	2,911	825
Interest (income) expense, net	(2,393)	(638)	(4,746)	1,728
Income before income taxes	35,384	48,107	105,037	151,151

Provision for income taxes	9,730	12,434	28,885	38,384
Net income	$25,654	$35,673	$76,152	$112,767

Net income per common share – basic	$0.36	$0.53	$1.08	$1.68

Net income per common share – diluted	$0.36	$0.48	$1.07	$1.55

Average common shares outstanding – basic	70,948	67,795	70,694	67,080

Average common shares and potentially dilutive securities outstanding – diluted	71,614	77,322	71,483	76,559

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Net income	$25,654	$35,673	$76,152	$112,767

Other comprehensive income:
Foreign currency translation adjustments	3,489	(9,421)	(9,393)	14,124

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of ($1,429), ($465), ($6,663) and $6,780, respectively	2,432	794	11,343	(11,544)
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of $0, ($1,061), $0 and $185, respectively	—	1,807	—	(315)
Less: Reclassification adjustments of net losses on available-for-sale securities and foreign currency forward contract	—	57	(83)	609

Other comprehensive income, net	5,921	(6,763)	1,867	2,874

Comprehensive income	$31,575	$28,910	$78,019	$115,641

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEET

(In thousands)

	March 31,	June 30,
	2006	2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$258,546	$359,978
Short-term cash investments	269,253	278,157
Trade accounts receivable, net	172,761	158,510
Inventories	208,742	177,560
Deferred income taxes	29,803	34,784
Prepaid expenses and other receivables	68,134	53,387
Total current assets	1,007,239	1,062,376
Long-term cash investments	380,475	302,585
Property, plant and equipment, net	549,609	488,204
Goodwill	153,006	152,457
Acquisition-related intangible assets, net	31,775	35,354
Long-term deferred income taxes	73,580	76,158
Other assets	125,037	106,410
Total assets	$2,320,721	$2,223,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$5,762	$18,168
Long-term debt, due within one year	481	163
Accounts payable	74,380	81,893
Accrued salaries, wages and commissions	36,306	33,344
Other accrued expenses	83,243	91,328
Total current liabilities	200,172	224,896
Long-term debt, less current maturities	537,709	547,259
Other long-term liabilities	33,081	26,186
Long-term deferred income taxes	8,069	—

Stockholders’ equity:
Common stock	71,022	69,826
Capital contributed in excess of par value of shares	891,325	854,045
Retained earnings	511,289	435,145
Accumulated other comprehensive income	68,054	66,187
Total stockholders’ equity	1,541,690	1,425,203
Total liabilities and stockholders’ equity	$2,320,721	$2,223,544

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$76,152	$112,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,024	51,852
Amortization of acquisition-related intangible assets	4,181	4,369
Stock compensation expense	2,314	657
Unrealized gains on swap transactions	(3,088)	(1,176)
Deferred income taxes	9,411	(15,106)
Tax benefits from options exercised	8,431	11,405
Excess tax benefits from options exercised	(4,556)	—
Change in operating assets and liabilities, net	(80,880)	(21,852)
Net cash provided by operating activities	72,989	142,916

Cash flows from investing activities:
Additions to property, plant and equipment	(122,496)	(98,745)
Proceeds from sale of property, plant and equipment	435	265
Acquisition of business	—	(39,633)
Acquisition of technologies	(2,500)	(11,500)
Sale or maturities of cash investments	578,768	332,131
Purchase of cash investments	(654,250)	(375,889)
Change in other investing activities, net	4,178	(12,907)
Net cash used in investing activities	(195,865)	(206,278)

Cash flows from financing activities:
(Repayments of) proceeds from short-term debt, net	(12,139)	49
Proceeds from (repayments of) capital lease obligations, net	1,007	(172)
Proceeds from exercise of stock options and stock purchase plan	27,731	35,185
Excess tax benefits from options exercised	4,556	—
Other, net	(4,938)	(1,193)
Net cash provided by financing activities	16,217	33,869
Effect of exchange rate changes on cash and cash equivalents	5,227	2,508
Net decrease in cash and cash equivalents	(101,432)	(26,985)
Cash and cash equivalents, beginning of period	359,978	339,024

Cash and cash equivalents, end of period	$258,546	$312,039

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

1.         Certain Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia. Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to state fairly the consolidated financial position of the Company at March 31, 2006, and the consolidated results of operations and the consolidated cash flows for the three and nine months ended March 31, 2006 and 2005. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

The Company operates on a 52-53 week fiscal year under which the three months ended March 2006 and 2005 consisted of 13 weeks ending April 2, 2006 and April 3, 2005, respectively. For ease of presenting the accompanying consolidated financial statements, fiscal quarter-end and fiscal year-end is shown as March 31 and June 30, respectively, for all periods presented. Fiscal 2006 will consist of 52 weeks ending July 2, 2006.

Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

Statement of Cash Flows

During the first quarter of the Company’s fiscal year, it adopted SFAS No. 123(R), “Share Based Payment”.  This standard requires the excess tax benefits from the exercise of stock options to be shown as cash flows from financing activities.  In the financial statements included in the Company’s Form 10-Q filings or the quarters ending September 30, 2005 and December 31, 2005, the Company incorrectly classified these amounts as a component of cash flows from operating activities.  For the three months ended September 30, 2005 and the six months ended December 31, 2005, the excess tax benefits from options exercised was $4.1 million and $4.3 million, respectively.  The Company has filed amended Quarterly Reports on Form 10-Q/A for such quarters in order to reclassify these amounts as part of cash flows from financing activities.  As a consequence of such change, net cash provided by operating activities was reduced by $4.1 million and $4.3 million for the three months ended September 30, 2005 and six months ended December 31, 2005, respectively, and net cash provided by financing activities was increased by those amounts over the respective time periods.   Such changes do not affect the Company’s overall net change in cash and cash equivalents in those periods.

The change in cash flow presentation of the excess tax benefits from options exercised had no impact to the unaudited consolidated statements of income for the three months ended September 30, 2005 or for the three or six months ended December 31, 2005, and had no impact to the unaudited consolidated balance sheet amounts reported as of September 30, 2005 or December 31, 2005.

The Company has correctly presented these excess tax benefits in the unaudited consolidated statements of cash flows as cash flows from a financing activity for the nine months ended March 31, 2006.

2.         Net Income Per Common Share

Net income per common share - basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. The computation of net income per common share - diluted is similar to the computation of net income per common share - basic except that the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method and the conversion of the Company’s convertible subordinated notes using the if-converted method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in-capital when the award becomes deductible are assumed to be used to repurchase shares. Under the if-converted method, reported net income is increased by the interest expense related to the convertible subordinated notes.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 31, 2006 and 2005 (in thousands except per share amounts):

	Net Income	Shares	Per Share Amount
	(Numerator)	(Denominator)

Three months ended March 31, 2006:

Net income per common share – basic	$25,654	70,948	$0.36
Effect of dilutive securities:
Stock options and restricted stock units	—	666	—
Net income per common share – diluted	$25,654	71,614	$0.36

Three months ended March 31, 2005:

Net income per common share – basic	$35,673	67,795	$0.53
Effect of dilutive securities:
Stock options and restricted stock units	—	2,088	(0.02)
Conversion of subordinated notes	1,552	7,439	(0.03)
Net income per common share – diluted	$37,225	77,322	$0.48

Nine months ended March 31, 2006:

Net income per common share – basic	$76,152	70,694	$1.08
Effect of dilutive securities:
Stock options and restricted stock units	—	789	—
Net income per common share – diluted	$76,152	71,483	$1.07

Nine months ended March 31, 2005:

Net income per common share – basic	$112,767	67,080	$1.68
Effect of dilutive securities:
Stock options and restricted stock units	—	2,040	(0.05)
Conversion of subordinated notes	6,250	7,439	(0.08)
Net income per common share – diluted	$119,017	76,559	$1.55

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income per share for the three and nine months ended March 31, 2006, since such effect would have been anti-dilutive.

3.         Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents. The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities. At March 31, 2006 and June 30, 2005, all of the Company’s marketable securities are classified as available-for-sale. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in accumulated other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value considered to be other than temporary are included in interest (income) expense, net. At March 31, 2006 and June 30, 2005, no investment was in a material loss position for greater than one year.

Cash, cash equivalents and cash investments as of March 31, 2006 and June 30, 2005 are summarized as follows (in thousands):

	March 31,	June 30,
	2006	2005
Cash and cash equivalents	$258,546	$359,978
Short-term cash investments	269,253	278,157
Long-term cash investments	380,475	302,585
Total cash, cash equivalents and cash investments	$908,274	$940,720

Available-for-sale securities as of March 31, 2006 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$84,411	$—	$(440)	$(440)	$83,971
U.S. government and agency obligations	134,356	3	(924)	(921)	133,435
Other debt	51,958	8	(119)	(111)	51,847
Total short-term cash investments	$270,725	$11	$(1,483)	$(1,472)	$269,253

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$132,584	$7	$(1,565)	$(1,558)	$131,026
U.S. government and agency obligations	154,911	21	(2,003)	(1,982)	152,929
Other debt	97,184	30	(694)	(664)	96,520
Total long-term cash investments	$384,679	$58	$(4,262)	$(4,204)	$380,475

Available-for-sale securities as of June 30, 2005 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Corporate debt	$179,372	$6	$(1,477)	$(1,471)	$177,901
U.S. government and agency obligations	99,728	—	(576)	(576)	99,152
Other debt	1,105	—	(1)	(1)	1,104
Total long-term cash investments	$280,205	$6	$(2,054)	$(2,048)	$278,157

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized (Loss) Gain	Market Value
Corporate debt	$124,727	$249	$(355)	$(106)	$124,621
U.S. government and agency obligations	116,082	239	(134)	105	116,187
Other debt	61,765	131	(119)	12	61,777
Total long-term cash investments	$302,574	$619	$(608)	$11	$302,585

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 16. The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on the Tokyo Stock Exchange. The market values of the equity investments at March 31, 2006 and June 30, 2005 were $88.9 million and $71.2 million, respectively, compared to their purchased cost of $24.2 million. Mark-to-market gains (losses), net of tax, of $2.8 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively, and $11.1 million and ($11.1) million for the nine months ended March 31, 2006 and 2005, respectively, were included in accumulated other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at March 31, 2006, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$142,502	$141,617
Due in 1-2 years	178,426	176,532
Due in 2-5 years	198,633	196,654
Due after 5 years	135,843	134,925
Total cash investments	$655,404	$649,728

Cash investments with contractual maturity greater than one year for which the Company intends to convert to cash within one year, are classified as short-term investments.

Gross realized gains were $0.1 million and $0.1 million for the three and nine months ended March 31, 2006, respectively, and gross realized losses were ($0.7) million and ($1.1) million for the three and nine months ended March 31, 2006, respectively. Gross realized gains were $0.01 million and $0.03 million for the three and nine months ended March 31, 2005, respectively, and gross realized losses were ($0.2) million and ($0.3) million for the three and nine months ended March 31, 2005, respectively. The cost of marketable securities sold is determined by the weighted average cost method.

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

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by the Company’s subsidiary in Japan. The Company designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments were recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions were recorded in earnings. Under the terms of the Forward Contract, the Company was required to exchange 1.2 billion yen for $11.0 million on a quarterly basis starting in June 2001 and expiring in the current March 2006 quarter. The market value of the Forward Contract was $0.1 million at June 30, 2005. Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $0 and $1.8 million for the three months ended March 31, 2006 and 2005, respectively, and $0 and ($0.3) million for the nine months ended March 31, 2006 and 2005, respectively. Following the expiration of the Forward Contract on May 8, 2006, the Company entered into another five-year foreign exchange forward contract with BNP Paribas (the “May 2006 Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its Japan subsidiary.

The Company has designated the May 2006 Forward Contract as a cash flow hedge. Under the terms of the May 2006 Forward Contract, the Company is required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in the March 2011 quarter. The Company believes that its operations will generate sufficient Yen to meet its contractual commitments.

The Company had approximately $67.3 million and $75.9 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at March 31, 2006 and June 30, 2005, respectively. Net realized and unrealized foreign-currency net gains recognized in earnings were less than $1 million for the three and nine months ended March 31, 2006 and 2005.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 9, “Bank Loans and Long-Term Debt”). In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15. In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount. At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time. The variable interest rate paid since the inception of the swaps has averaged 2.76 percent, compared to a coupon of 4.25 percent on the Debt. This arrangement (decreased) increased interest expense by ($0.2) million and $2.6 million, for the three months ended March 31, 2006 and 2005, respectively, and $0.3 million and $7.3 million for the nine months ended March 31, 2006 and 2005, respectively.

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the Transaction and April 2004 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings. The market value of the Transaction was a liability of $6.8 million and $0.3 million at March 31, 2006 and June 30, 2005, respectively. The market value of the April 2004 Transaction was a liability of $4.2 million and $3.4 million at March 31, 2006 and June 30, 2005, respectively.

Both Transactions terminate on July 15, 2007 (“Termination Date”), subject to certain early termination provisions. On or after July 18, 2004 and prior to July 14, 2007, if the ten-day average closing price of the Company’s common stock equals or exceeds $77.63, both transactions will terminate.

In support of the Company’s obligation under the two transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $7.5 million plus a collateral requirement for the Transaction and the April 2004

Transaction, as determined periodically. At March 31, 2006, $17.7 million in letters of credit were outstanding related to both transactions.

The Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133. To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the two transactions and the Debt. The fair values of the Transaction, the April 2004 Transaction and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For the three and nine months ended March 31, 2006 and 2005, the hedges were highly effective and therefore, the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at March 31, 2006 and June 30, 2005, was $0.3 million and $0.1 million, respectively, and was included in other long-term assets. Mark-to-market gains (losses) of $0.1 million and $0.2 million, for the three months ended March 31, 2006 and 2005, respectively, and $0.2 million and ($0.4) million, for the nine months ended March 31, 2006 and 2005, respectively, were charged to interest expense.

5.         Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly. Inventories at March 31, 2006 and June 30, 2005 were comprised of the following (in thousands):

	March 31,	June 30,
	2006	2005
Raw materials	$35,635	$33,328
Work-in-process	95,822	82,802
Finished goods	77,285	61,430
Total inventories	$208,742	$177,560

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

At March 31, 2006 and June 30, 2005 acquisition-related intangible assets included the following (in thousands):

		March 31, 2006		June 30, 2005
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquisition-related intangible assets:
Complete technology	4 – 12	$36,862	$(14,156)	$36,665	$(11,859)
Distribution rights and customer lists	5 – 12	15,449	(8,386)	15,667	(7,243)
Intellectual property and other	5 – 12	7,963	(5,957)	7,313	(5,189)
Total acquisition-related intangible assets		$60,274	$(28,499)	$59,645	$(24,291)

As of March 31, 2006, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal 2006: $771; fiscal 2007: $2,925; fiscal 2008: $2,553; fiscal 2009: $2,515, fiscal 2010: $2,515 and fiscal 2011: $1,736.

The carrying amount of goodwill by business segment as of March 31, 2006, is as follows (in thousands):

March 31, 2006
Energy-Saving Products	$70,310
Aerospace and Defense	45,765
Computing and Communications	28,803
Non-Aligned Products	4,867
Intellectual Property	3,261

Total goodwill	$153,006

As of March 31, 2006 and June 30, 2005, $43.3 million of goodwill is deductible for income tax purposes.

The changes in the carrying amount of goodwill for the period ended March 31, 2006 and June 30, 2005 are as follows (in thousands):

Goodwill
Balance, June 30, 2004	$139,919
New acquisitions	12,958
Foreign exchange impact	(420)
Balance, June 30, 2005	$152,457
Purchase price adjustment	406
Foreign exchange impact	143

Balance, March 31, 2006	$153,006

During the fiscal year ended June 30, 2005, the Company acquired the specialty silicon epitaxial services business from Advanced Technology Materials, Inc. for $39.6 million, of which $12.5 million was allocated to goodwill. The goodwill was assigned to the Computing and Communications, Energy-Saving Products and Intellectual Property segments based on revenue. During the nine months ended March 31, 2006, the Company concluded the physical inventory of ATMI’s fixed assets and determined that the purchased cost of the assets should be reduced by $1.1 million. The Company reallocated ATMI’s purchase price and increased goodwill by $1.1 million accordingly. Also during the nine months ended March 31, 2006, as described in Note 10, “Impairment of Assets, Restructuring and Severance”, the Company determined that approximately $0.7 million of severance liability associated with the TechnoFusion acquisition was excess. The Company reduced TechnoFusion purchased goodwill by $0.7 million accordingly.

7.         Other long-term assets

Other long-term assets at March 31, 2006 and June 30, 2005 were comprised of the following (in thousands):

	March 31,	June 30,
	2006	2005
Available-for-sale equity investments	$88,858	$71,224
Other long-term assets	36,179	35,186

Total other long-term assets	$125,037	$106,410

8.         Other accrued expenses

Other accrued expenses at March 31, 2006 and June 30, 2005 were comprised of the following (in thousands):

	March 31,	June 30,
	2006	2005
Accrued taxes	$37,013	$46,704
Other accrued expenses	46,230	44,624

Total accrued expenses	$83,243	$91,328

9.         Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at March 31, 2006 and June 30, 2005 is as follows (in thousands):

	March 31,	June 30,
	2006	2005
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($13,554) and ($3,360) at March 31, 2006 and June 30, 2005, respectively)	$536,446	$546,640
Other loans and capitalized lease obligations	2,338	782
Debt, including current portion of long-term debt ($481 and $163 at March 31, 2006 and June 30, 2005, respectively)	538,784	547,422
Foreign revolving bank loans at rates from 1.38% to 3.88%	5,168	18,168

Total debt	$543,952	$565,590

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

In November 2003, the Company entered into a three-year syndicated multi-currency revolving credit facility, led by BNP Paribas, expiring in November 2006 (the “Facility”). The Facility provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for euro-currency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the total facility at each period-end. The Company pledged as collateral shares of certain of its subsidiaries. The Facility also contains certain financial and other covenants, with which the Company was in compliance at March 31, 2006. At March 31, 2006, the Company had $5.2 million borrowings and $22.1 million letters of credit outstanding under the Facility. At June 30, 2005, the Company had $17.1 million borrowings and $16.4 million letters of credit outstanding under the Facility. Of the letters of credit outstanding, $17.7 million and $12.0 million were related to the interest rate swap transactions (see Note 4) at March 31, 2006 and June 30, 2005, respectively.

At March 31, 2006, the Company had $166.5 million in total revolving lines of credit, of which $27.2 million had been utilized, consisting of $22.1 million in letters of credit and $5.2 million in foreign revolving bank loans, which are included in the table above.

10.       Impairment of Assets, Restructuring and Severance

During fiscal 2003 second quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions and de-emphasize its commodity business. The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products within its Focus Product segments. The Company also planned to lower overhead costs across its support organizations. The Company has substantially completed these restructuring activities as of December 31, 2005. The Company expects to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California by calendar year end 2006.

Total charges associated with the December 2002 initiatives are expected to be approximately $285 million. These charges will consist of approximately $223 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and $56 million for severance-related costs.

For the three months ended March 31, 2006, the Company recorded $3.3 million in total restructuring-related charges, consisting of: $1.7 million for plant closure and relocation costs and other impaired assets charges, and $1.6 million for severance costs. For the nine months ended March 31, 2006, the Company recorded $10.7 million in total restructuring-related charges, consisting of: $6.8 million for plant closure and relocation costs and other impaired assets charges, and $3.9 million for severance costs. For the three months ended March 31, 2005, the Company recorded $8.1 million in total restructuring-related charges, consisting of: $6.3 million for plant closure and relocation costs and other impaired assets charges, and $1.8 million for severance costs. For the nine months ended March 31, 2005, the Company recorded $21.6 million in total restructuring-related charges, consisting of: $16.8 million for plant closure and relocation costs and other impaired assets charges, and $4.8 million for severance costs.

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

As of March 31, 2006, the Company had recorded $272.1 million in total charges, consisting of: $216.9 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $49.2 million for severance-related costs. Components of the $216.9 million asset impairment, plant closure and other charges included the following items:

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

•      $58.3 million in other miscellaneous items were charged, including $49.0 million in relocation costs and other impaired asset charges and $9.3 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. The Company had disposed no inventories, for the three months ended March 31, 2006 and 2005, respectively, and $1.1 million and $0.7 million for the nine months ended March 31, 2006 and 2005, respectively, which did not materially impact gross margin. As of March 31, 2006, $0.1 million of these inventories remained to be disposed.

As of March 31, 2006, the Company has recorded $49.2 million in severance-related charges:  $44.1 million in severance termination costs related to approximately 1,300 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at its manufacturing facility in Oxted, England. The severance charges associated with the elimination of positions, which included the persons notified to date, had been and will continue to be recognized over the future service period, as applicable, in accordance with SFAS No. 146. The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

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

The following summarizes the Company’s accrued severance liability related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the nine months ended March 31, 2006, and the fiscal year ended June 30, 2005. Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed. The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)

Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	3,895	—	3,895
Purchase price adjustment	—	—	(708)	(708)
Costs paid	(115)	(5,446)	(900)	(6,461
Foreign exchange impact	—	(6)	(21)	(27)

Accrued severance, March 31, 2006	$256	$6,567	$478	$7,301

11.       Segment and Geographic Information

Revenue for the three and nine months ended March 31, 2006 and 2005, by the three broad product categories, are as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Power Management ICs and Advanced Circuit Devices	$206,884	$160,228	$581,367	$495,083
Power Components	47,889	81,662	145,549	270,799
Power Systems	32,277	29,468	91,004	95,705
Total product revenue	287,050	271,358	817,920	861,587
Intellectual Property	10,026	10,513	30,540	31,069
Total consolidated revenue	$297,076	$281,871	$848,460	$892,656

Segment results for the three months ended March 31, 2006 and 2005 are as follows (in thousands except percentages):

	March 31, 2006		March 31, 2005
Business Segment	Revenue	Gross Profit	Revenue	Gross Profit
Computing and Communications	$100,560	39.6%	$89,323	45.9%
Energy-Saving Products	81,442	50.1	73,686	55.5
Aerospace and Defense	36,179	48.1	32,431	42.9
Intellectual Property	10,026	100.0	10,513	100.0
Subtotal Focus Products	228,207	47.4	205,953	51.6

Commodity Products	42,869	18.5	50,980	30.1
Non-Aligned Products	26,000	10.7	24,938	14.3
Subtotal Non-Focus Products	68,869	15.6	75,918	24.9
Consolidated total	$297,076	40.0%	$281,871	44.4%

Segment results for the nine months ended March 31, 2006 and 2005 are as follows (in thousands except percentages):

	March 31, 2006		March 31, 2005
Business Segment	Revenue	Gross Profit	Revenue	Gross Profit
Computing and Communications	$285,377	40.9%	$297,156	44.7%
Energy-Saving Products	229,406	50.1	221,048	54.8
Aerospace and Defense	99,980	47.5	96,891	42.3
Intellectual Property	30,540	100.0	31,069	100.0
Subtotal Focus Products	645,303	48.0	646,164	50.5

Commodity Products	124,562	18.2	162,987	29.3
Non-Aligned Products	78,595	11.4	83,505	17.1
Subtotal Non-Focus Products	203,157	15.6	246,492	25.2
Consolidated total	$848,460	40.2%	$892,656	43.5%

Product revenue from unaffiliated customers is based on the location in which the sale originated. The Company includes in long-lived assets all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.

Geographic information for the Company on an aggregate basis, for the three months ended March 31, 2006 and 2005, is presented below (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

United States	$83,900	$94,873	$232,257	$276,749
Asia	136,586	119,280	402,630	392,234
Europe	66,564	57,205	183,033	192,604
Total product revenues	287,050	271,358	817,920	861,587
Unallocated royalties	10,026	10,513	30,540	31,069
Total revenues	$297,076	$281,871	$848,460	$892,656

	March 31, 2006	June 30, 2005
Long-Lived Assets
North America, primarily United States	$382,883	$347,892
Asia	37,609	23,598
Europe	254,154	223,124
Total	$674,646	$594,614

No single original equipment manufacturer (“OEM”), customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s consolidated revenue for the three and nine months ended March 31, 2006 and 2005. No customer accounted for more than ten percent of the Company’s accounts receivable at March 31, 2006 and June 30, 2005.

For its Focus Product segments as a whole, the Company primarily sells direct to OEM customers. However, in the Computing and Communications segment, two distributors, individually accounting for greater than ten percent of segment revenue, accounted for approximately 25 percent and 27 percent of revenue for the three and nine months ended March 31, 2006, respectively. In the Aerospace and Defense segment, one OEM accounted for approximately 14 percent and seven percent of revenue for the three and nine months ended March 31, 2006. No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s other Focus Product segment revenues for the three or nine months ended March 31, 2006.

In the Commodity Product segment, one distributor accounted for approximately 13 percent and 14 percent of revenue for the three and nine months ended March 31, 2006, respectively. In the Non-Aligned Product segment, one OEM customer accounted for approximately 26 percent and 24 percent of revenue for the three and nine months ended March 31, 2006, respectively, and one distributor accounted for ten percent of the revenue for the three and nine months ended March 31, 2006.

12.       Stock-Based Compensation

For the three and nine months ended March 31, 2006, equity-based compensation awards were granted under one of two stock option plans:  the 1997 Employee Stock Incentive Plan (“1997 Plan”) and the 2000 Incentive Plan (“2000 Plan”). Options granted before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years. Options granted after November 22, 2004, generally became exercisable in annual installments of 33 percent beginning on the first anniversary date, and expire after five years.

Under the 1997 Plan, options to purchase shares of the Company’s common stock may be granted to the Company’s employees and consultants. In addition, other stock-based awards (e.g., restricted stock units (“RSUs”), SARs and performance shares) may be granted. During the three and nine months ended March 31, 2006 and 2005, non-qualified options and RSUs were issued under the 1997 Plan. As noted below, on November 22, 2004, the Company’s stockholders approved an amendment to the 2000 Plan to increase the authorized number of shares from 7,500,000 to 12,000,000, at which point no awards may be granted under the 1997 Plan.

Under the 2000 Plan, options to purchase shares of the Company’s common stock and other stock-based awards may be granted to the Company’s employees, consultants, officers and directors. The terms of the 2000 Plan were substantially similar to those under the 1997 Plan. On November 22, 2004, the Company’s shareholders approved an amendment to the 2000 Plan which increased the authorized number of shares to be granted from 7,500,000 to 12,000,000. The amendment changed the options expiration term on future grants to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be granted under the 2000 Plan after August 24, 2014. As of March 31, 2006, there were 3,641,208 shares available for future grants.

The following table summarizes the stock option activities for the nine months ended March 31, 2006 (in thousands except per share price data):

	Stock Options Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2005	13,558	$38.09	—	$149,290
Granted	1,185	$44.44	$12.53	—
Exercised	(1,196)	$23.19	—	$25,590
Expired	(382)	$44.69	—	—
Outstanding, March 31, 2006	13,165	$39.82	—	$45,948

For the three months ended March 31, 2006 and 2005, the Company received $3.2 million and $19.6 million, respectively, for stock options exercised. For the nine months ended March 31, 2006 and 2005, the Company received $27.7 million and $35.2 million, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $0.8 million and $6.1 million for the three months ended March 31, 2006 and 2005, respectively and $8.4 million and $11.4 million for the nine months ended March 31, 2006 and 2005, respectively.

The following table summarizes the RSU activities for the nine months ended March 31, 2006 (in thousands except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2005	24	—	$1,123
Granted	6	$48.10
Canceled	(6)	—
Outstanding, March 31, 2006	24	—	$990

The following table summarizes the stock options and RSUs outstanding at March 31, 2006, and related weighted average price and life information (in thousands except year and price data):

	March 31, 2006
	Outstanding			Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$0.00 to $15.38	466	2.99	$11.18	442	2.93	$11.78
$15.62 to $25.35	1,849	3.28	$20.62	1,849	3.28	$20.62
$26.00 to $35.90	1,518	5.17	$33.92	1,466	5.19	$33.92
$36.39 to $45.87	6,935	4.21	$42.68	6,377	4.15	$42.78
$46.50 to $54.69	1,459	4.36	$50.56	804	4.34	$52.43
$55.31 to $63.88	962	4.66	$61.99	962	4.66	$61.99
	13,189	4.20	$39.75	11,900	4.15	$39.30

Additional information relating to the stock option plans, including employee stock options and RSUs, at March 31, 2006 and June 30, 2005 is as follows (in thousands):

	March 31, 2006	June 30, 2005
Options exercisable	11,900	13,422
Options available for grant	3,641	4,632
Total reserved common stock shares for stock option plans	16,830	18,214

Beginning in the fiscal year 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. SFAS No. 123(R) requires that forfeitures are estimated at the time of grant rather than recorded as the options expire. Based on the Company’s historical exercise and termination data, an eight percent forfeiture rate is assumed. As a result of the adoption, for the three months ended March 31, 2006, the Company’s income from continuing operations, which is the same as income before income taxes, decreased by $0.8 million, net income was decreased by $0.6 million, and basic and diluted earnings per share were negatively impacted by $0.01. For the nine months ended March 31, 2006, the Company’s income from continuing operations decreased by $1.6 million, net income was decreased by $1.2 million, and basic and diluted earnings per share were negatively impacted by $0.02. In addition, cash flows from operating and financing activities decreased and increased, respectively, by $4.6 million for the nine months ended March 31, 2006.

The adoption of SFAS No. 123(R) did not affect the stock-based compensation associated with the Company’s RSUs, which were already based on the market price of the stock at date of grant and recognized over the service period. Stock-compensation expense attributable to the RSUs were $0.1 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively, and $0.3 million and $0.7 million for the nine months ended March 31, 2006 and 2005, respectively.

For the three and nine months ended March 31, 2006, stock-based compensation expense associated with the Company’s stock options and restricted stock units recognized in the income statement is as follows (in thousands):

	March 31, 2006
	Three Months Ended	Nine Months Ended
Selling and administrative expense	$422	$1,360
Research and development expense	367	733
Cost of sales	122	221

Total stock-based compensation expense	$911	$2,314

For the three and nine months ended March 31, 2005, stock-based compensation expense associated with the Company’s restricted stock units recognized in the income statement is as follows (in thousands):

	March 31, 2005
	Three Months Ended	Nine Months Ended
Selling and administrative expense	$124	$332
Research and development expense	105	280
Cost of sales	17	45

Total stock-based compensation expense	$246	$657

The total unrecognized compensation expense for outstanding stock options and RSUs was $11.9 million as of March 31, 2006, and will be recognized, in general, over three years. The weighted average number of years to recognize the compensation expense is 1.3 years. The fair value of the options associated with the above compensation expense for the three and nine months ended March 31, 2006, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2006	March 31, 2005
Expected life	3.5 years	4.1 years
Risk free interest rate	4.3%	3.9%
Volatility	30.0%	53.2%
Dividend yield	0.0%	0.0%

Beginning in January 2005, the Company applied Staff Accounting Bulletin No. 107 (“SAB No. 107”) “plain-vanilla” method for determining the expected life. SAB No. 107 provided a simplified “plain-vanilla” formula for determining expected life in valuing stock options, to the extent that an entity cannot rely on its historical exercise data to determine the expected life. Subsequent to the 2000 Plan amendments on November 22, 2004, the Company issued stock options having five-year expiration with generally a three-year annual vesting term, whereas, prior to then, the Company granted stock options having seven or ten-year expiration with generally a four or five-year annual vesting term. Prior to January 2005, the Company used historical exercise and termination data to determine the expected life.

The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.

With respect to volatility, SAB No. 107 clarified that there is not a particular method of estimating volatility and to the extent that the Company has traded financial instruments from which it can derive the implied volatility, it may be appropriate to use only implied volatility in its assumptions. The Company has certain financial instruments that are publicly traded from which it can derive the implied volatility. Therefore, beginning in January 2005, the Company has used average market implied volatility of options with similar terms for valuing its stock options, whereas previously, it had used historical volatility. The Company believes implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

Had the Company accounted for stock-based compensation plans using the fair value based accounting method described by SFAS No. 123 for the periods prior to fiscal year 2006, the Company’s diluted net income per common share–basic and diluted for the three and nine months ended March 31, 2005, would have approximated the following (in thousands except per share data):

	March 31, 2005
	Three Months Ended	Nine Months Ended

Net income	$35,673	$112,767
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(12,343)	(38,382)
Pro forma net income	$23,330	$74,385

Net income per common share–basic, as reported	$0.53	$1.68
Net income per common share–basic, pro forma	$0.34	$1.11

Net income per common share–diluted, as reported	$0.48	$1.55
Net income per common share–diluted, pro forma	$0.32	$1.05

On April 17, 2005, the Company accelerated the vesting of all then outstanding equity awards, including employee stock options and restricted stock units, primarily to avoid recognizing in its income statement approximately $108 million in associated compensation expense in future periods, of which approximately $60 million would have been recognized in fiscal year 2006 upon the adoption of SFAS No. 123(R). As a result of the accelerated vesting, the Company recorded $6.0 million in non-cash compensation charge in the fourth quarter of fiscal year 2005, of which $3.9 million is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and $2.1 million is related to the recognition of outstanding RSUs, including $0.3 million for the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date.  In determining the forfeiture rates of the stock options, the Company reviewed the unvested options’ original life, time remaining to vest and whether these options were held by officers and directors of the Company.  The compensation charge is adjusted in future period financial results as actual forfeitures are realized. For the three and nine months ended March 31, 2006, there were no material changes in actual forfeitures from estimates.

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

14.       Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699; 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699; 5,008,725 and/or 5,130,767. In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages. The Federal District Court subsequently tripled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million. In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted the Company by the Federal District Court in Los Angeles of infringement by IXYS of the Company’s U.S. patents 4,959,699; 5,008,725 and 5,130,767. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit had the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in the Company’s favor regarding the validity and enforceability of the three Company patents. Following remand, a federal court jury in Los Angeles, California held on September 15, 2005, that IXYS elongated octagonal MOSFETs and IGBTs infringed the Company’s 4,959,699 patent but did not infringe the Company’s 5,008,725 and 5,130,767 patents. On October 6, 2005 the jury awarded the Company $6.2 million in damages. Based on the jury’s verdict, on February 14, 2006 the District Court entered its final judgment (including permanent injunctions prohibiting IXYS from further infringing sales for the remaining life of the 4,959,699 patent) and found that the Company is entitled to $6.2 million in compensatory damages for infringement through September 30, 2005, plus an additional 6.5% of infringing sales after September 30, 2005. The permanent injunctions and enforcement of the monetary judgment have been temporarily stayed pending further proceedings. Even though IXYS has appealed the judgment, the Company believes that it is reasonably assured that the value of the judgment is at least $2.5 million and accordingly, for the three months ended March 31, 2006, the Company recognized $2.5 million in royalty income related to the judgment.

15.       Income Taxes

The Company’s effective tax provision for the three months ended March 31, 2006 and 2005 was 27.5 percent and 25.8 percent, respectively, and 27.5 percent and 25.4 percent for the nine months ended March 31, 2006 and 2005, respectively, rather than the U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefit.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004”, which introduces a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer (“repatriation provision”), provided certain criteria are met. The Company is currently evaluating the range of possible amounts of unremitted earnings that may be repatriated as a result of the repatriation provision; the related range of income tax effects of such repatriation may vary depending on a number of factors, such as the amount and method of repatriation, and whether or not repatriation will take place. Based on the analysis available at the time, the Company previously announced that the one-time increase in tax rate for the fourth fiscal quarter ended June 30, 2006 could be two percent. Based on its current analysis, the rate could be significantly higher. The Company’s evaluation is ongoing as is the Company’s decision as to whether to participate in the program. Accordingly, the one-time tax effect for fiscal fourth quarter.cannot be reasonably estimated at this time

16.       Related Party Transactions

As discussed in Note 3, the Company holds as strategic investment common stock of Nihon Inter Electronics Corporation (“Nihon”), a related party. At March 31, 2006 and June 30, 2005, the Company owned approximately 17.5 percent of the outstanding shares of Nihon. As previously reported, the Company’s Chief Financial Officer was the Chairman of the Board of Nihon until June 28, 2005. In addition, two managers of the Company’s Japan subsidiary are directors of Nihon. Although the Company has two positions on the Board of Directors of Nihon as of March 31, 2006, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 3, “Cash and Investments”).

17.       Stock Repurchase Program

On November 1, 2005, the Company’s Board of Directors authorized and the Company announced a stock repurchase program, under which up to $100 million of the Company’s common shares may be repurchased without prior notice, through block trades or otherwise. The Company intends that any shares repurchased will be held as treasury shares that may be used for general corporate purposes. From the date of the repurchase through the following thirty days, no amounts under the Company’s $150 million credit facility will be available. Shares repurchased will be paid with the Company’s existing cash and cash investments. As of March 31, 2006, no shares had been repurchased under the program.

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

Statement of Cash Flows

During the first quarter of our fiscal year, we adopted SFAS No. 123(R), “Share Based Payment”.  This standard requires the excess tax benefits from the exercise of stock options to be shown as cash flows from financing activities. In the financial statements included in our Form 10-Q filings for the quarters ending September 30, 2005 and December 31, 2005, we incorrectly classified these amounts as part of cash flows from operating activities.  For the three months ended September 30, 2005 and the six months ended December 31, 2005, the excess tax benefits from options exercised was $4.1 million and $4.3 million, respectively.  We had filed amended Quarterly Reports on Form 10-Q/A for these quarters in order to correctly classify these amounts as part of cash flows from financing activities.  As a consequence of such change, net cash provided by operating activities was reduced by $4.1 million and $4.3 million for the three months ended September 30, 2005 and the six months ended December 31, 2005, respectively, and net cash provided by financing activities was increased by those amounts over the respective time periods.  Such changes do not affect the overall net change in cash and cash equivalents in those periods.

The difference in cash flow presentation of the excess tax benefits from options exercised had no impact to the unaudited consolidated statements of income for the three months ended September 30, 2005 or for the six months ended December 31, 2005, and had no impact to the unaudited consolidated balance sheet amounts reported as of September 30, 2005 or December 31, 2005.

We have correctly presented these excess tax benefits in the unaudited consolidated statement of cash flows as cash flows from a financing activity for the nine months ended March 31, 2006.

Overview of Results of Operations for the Three Months Ended March 31, 2006

We report our results in six segments: Computing and Communications (“C&C”), Energy-Saving Products (“ESP”), Aerospace and Defense (“A&D”), Intellectual Property (“IP”), Commodity Products (“CP”) and Non-Aligned Products (“NAP”). We include our C&C, ESP, A&D and IP segments in our Focus Product group, and our CP and NAP segments in our Non-Focus Product group.

For the three months ended March 31, 2006, consolidated revenue was $297.1 million, compared to $281.9 million for the prior year three months ended March 31, 2005. Focus Product revenue was $228.2 million (76.8 percent of revenue) for the three months ended March 31, 2006, compared to $206.0 million (73.1% percent of revenue) for the three months ended March 31, 2005, reflecting growth in end market demand in our C&C, ESP and A&D segments. Non-Focus Product revenue was $68.9 million (23.2 percent of revenue) for the three months ended March 31, 2006, compared to $75.9 million (26.9 percent of revenue) for the three months ended March 31, 2005, reflecting decrease in the CP segment revenue as we discontinue our lower margin business.

Revenue as a percentage of total product revenue based on sales location were approximately 29 percent, 48 percent and 23 percent for United States, Asia and Europe, respectively, for the three months ended March 31, 2006, and 35 percent, 44 percent and 21 percent for United States, Asia and Europe, respectively, for the three months ended March 31, 2005.

For the June 2006 quarter, we expect total company revenue to be up five to eight percent. As of April 27, 2006, backlog stood at more than 85 percent of target shipments. For our Focus Product segments, we expect C&C revenue to reflect end-market demand for servers, dual-core notebook platforms and new consumer programs including game stations. In the ESP segment, we expect end-market demand to continue for energy-efficient appliances and digital televisions. In our A&D segment, we expect an increase in demand for our advanced power management solutions for fighter and commercial jets. In addition, we expect a moderate increase in commercial and military satellite business. For our Non-Focus Product segments, we continue to manage our exposure to Commodity Products and review our Non-Aligned Products.

We have announced plans for a potential sale of our entire Non-Focus Products business. That sale is currently contemplated to include all the products of our Non-Focus Product segments as well as certain complementary products of our Focus Product segments totaling approximately $3 million in annualized sales. A potential sale is currently contemplated to include operations at our Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites. The sale would also include certain wafer manufacturing and product assembly equipment currently located at our Temecula, California and Tijuana, Mexico locations. We anticipate that we could enter into agreements for a transaction by the end of June 2006.

For the three months ended March 31, 2006, gross profit margin was 40.0 percent, compared to 44.4 percent for the prior year three months ended March 31, 2005. Overall gross margin declined primarily reflecting product mix, costs associated with starting up our Newport, Wales wafer fabrication facility, profit sharing and employee stock option expense. Gross profit margin for our Focus Products was 47.4 percent for the three months ended March 31, 2006, compared to 51.6 percent for the three months ended March 31, 2005. The Focus Product gross margin declined primarily reflecting product mix in the C&C and ESP segments, costs associated with starting up our Newport, Wales facility, and profit sharing and employee stock option expense. Gross profit margin for our Non-Focus Products was 15.6 percent for the three months ended March 31, 2006, compared to 24.9 percent for the three months ended March 31, 2005. The Non-Focus Product gross margin declined primarily reflecting lower utilization, price declines on certain of our Power Components and profit sharing and employee stock option expense.

Capacity utilization was in the 90s percent for the three months ended March 31, 2006. As we continue to ramp new capacity, we expect our overall Company gross margin for the three months ended June 30, 2006 to be 40.0 percent, plus or minus one percentage point.

As of March 31, 2006, we have substantially completed our restructuring activities previously announced in 2002 and 2003. We expect to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California by calendar year end 2006. For the three months ended March 31, 2006, we recorded $3.3 million in total restructuring-related charges, consisting of: $1.7 million for asset impairment, plant closure costs and other charges and $1.6 million for severance-related costs. We estimate that total charges associated with the restructuring will be approximately $285 million. These charges will consist of approximately $223 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $56 million for severance-related charges. Of the $285 million in total charges, we expect cash charges to be approximately $110 million. As of March 31, 2006, we have realized annualized savings of approximately $80 million from the restructuring activities, with approximately 70 percent of that savings affecting cost of goods sold.

During the three months ended March 31, 2006, we spent $46.5 million in capital expenditures, of which $18.2 million was at the Newport, Wales’ facility. We began production at this facility during the quarter ended December 31, 2005.

We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) that became effective for us in the fiscal first quarter ended September 30, 2005. SFAS No. 123(R) required that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the three months ended March 31, 2006, we recognized $0.8 million in stock-based compensation expense associated with employee stock options as a result of the adoption of SFAS No. 123(R), which lowered our basic and diluted earnings per share by $0.01 for the quarter ended.

We are currently evaluating the range of possible amounts of unremitted foreign earnings that may be repatriated as a result of the Foreign Repatriation Provision of the American Jobs Creations Act of 2004. The related range of income tax effects of the repatriation may vary depending on a number of factors, such as the amount and method of repatriation, and whether or not repatriation will take place. Based on the analysis available at the time, we previously announced that the one-time increase in tax rate for the fourth fiscal quarter ended June 30, 2006 could be two percent. Based on our current analysis, the rate could be significantly higher. Our evaluation is ongoing as is our decision as to whether to participate in the program. Accordingly, the one-time tax effect for fiscal fourth quarter cannot be reasonably estimated at this time.

During the three months ended March 31, 2006, operating activities generated cash flows of $24.6 million. The cash flows for the three months ended March 31, 2006 reflected the classification of the excess tax benefits from options exercised as a financing activity rather than an operating activity (see Note 1, “Certain Accounting Policies”). Our cash, cash equivalents and cash investments totaled $908.3 million at March 31, 2006. Additionally, we have $139.3 million in unused credit facilities.

Our $550 million convertible subordinated notes are due in July 2007. We anticipate that these notes will be refinanced through public or private offerings of debt or equity, or be paid down with our existing cash and cash investments.

On November 1, 2005, our Board of Directors authorized and we announced a stock repurchase program, under which up to $100 million of our common shares may be repurchased without prior notice, through block trades or otherwise. We intend that any shares repurchased will be held as treasury shares that may be used for general corporate purposes. As of March 31, 2006, no shares had been repurchased under the program.

Results of Operations for the Three and Nine Months Ended March 31, 2006 Compared with the Three and Nine Months Ended March 31, 2005

The following table summarizes our operating results as a percentage of revenues for the three and nine months ended March 31, 2006 and 2005 ($ in millions):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006		2005		2006		2005
Revenues	$297.1	100.0%	$281.9	100.0%	$848.5	100.0%	$892.7	100.0%
Cost of sales	178.3	60.0	156.6	55.6	507.2	59.8	504.6	56.5

Gross profit	118.8	40.0	125.3	44.4	341.3	40.2	388.1	43.5
Selling and administrative expense	50.9	17.1	40.7	14.4	142.2	16.7	128.0	14.3
Research and development expense	28.6	9.6	27.3	9.7	81.0	9.5	80.4	9.1
Amortization of acquisition-related intangible assets	1.3	0.5	1.5	0.5	4.2	0.5	4.4	0.5
Impairment of assets, restructuring and severance charges	3.3	1.1	8.1	2.9	10.7	1.3	21.6	2.4
Other expense, net	1.7	0.6	0.2	0.0	2.9	0.3	0.8	0.1
Interest (income) expense, net	(2.4)	(0.8)	(0.6)	(0.2)	(4.7)	(0.6)	1.7	0.2
Income before income taxes	35.4	11.9	48.1	17.1	105.0	12.4	151.2	16.9
Provision for income taxes	9.7	3.3	12.4	4.4	28.9	3.4	38.4	4.3

Net income	$25.7	8.6%	$35.7	12.7%	$76.2	9.0%	$112.8	12.6%

Revenue and Gross Margin

For the three months ended March 31, 2006, consolidated revenue increased by 6.6 percent from the prior year three months ended March 31, 2005. For the nine months ended March 31, 2006, consolidated revenue decreased by 5.0 percent from the prior year nine months ended March 31, 2005. Revenue growth for the three months ended March 31, 2006 reflected end market demand in our C&C, ESP and A&D segments, partially offset by decline in our CP segment as we discontinue our lower margin business.

For the three months ended March 31, 2006, gross profit margin was 40.0 percent, compared to 44.4 percent for the prior year three months ended March 31, 2005. Overall gross margin declined primarily reflecting product mix, costs associated with starting up our Newport, Wales wafer fabrication facility, stock option and profit sharing expense. In general, our wafer manufacturing facilities serve all business units as necessary and their operating costs are reflected in the segments’ cost of revenue on the basis of product cost. Manufacturing overhead and variances are specifically allocated to the segments as appropriate, and general overhead are allocated based on the percentage of total revenue.

Revenue as a percentage of total product revenue based on sales location were approximately 29 percent, 48 percent and 23 percent for United States, Asia and Europe, respectively, for the three months ended March 31, 2006, and 35 percent, 44 percent and 21 percent for United States, Asia and Europe, respectively, for the three months ended March 31, 2005. Revenue as a percentage of total product revenue based on sales location were approximately 28 percent, 49 percent and 22 percent for United States, Asia and Europe, respectively, for the nine months ended March 31, 2006, and 32 percent, 46 percent and 22 percent for United States, Asia and Europe, respectively, for the nine months ended March 31, 2005.

Focus Product revenue was $228.2 million (76.8 percent of revenue) for the three months ended March 31, 2006, compared to $206.0 million (73.1% percent of revenue) for the three months ended March 31, 2005, reflecting growth in end market demand in our C&C, ESP and A&D segments. Non-Focus Product revenue was $68.9 million (23.2 percent of revenue) for the three months ended March 31, 2006, compared to $75.9 million (26.9 percent of revenue) for the three months ended March 31, 2005, reflecting decrease in the CP segment revenue as we discontinue our lower margin business.

Gross profit margin for our Focus Products was 47.4 percent for the three months ended March 31, 2006, compared to 51.6 percent for the three months ended March 31, 2005. The Focus Product gross margin declined primarily reflecting product mix in the C&C and ESP segments, costs associated with starting up our Newport, Wales facility, and profit sharing and employee stock option expense. Gross profit margin for our Non-Focus Products was 15.6 percent for the three months ended March 31, 2006, compared to 24.9 percent for the three months ended March 31, 2005. The Non-Focus Product gross margin declined primarily reflecting lower utilization, price declines on certain of our Power Components and profit sharing and employee stock option expense.

Revenue and gross margin by business segments for the three and nine months ended March 31, 2006, are as follows (in thousands except percentages):

	Three Months Ended
	March 31, 2006			March 31, 2005
Business Segment	Revenue	Percentage of Total Revenue	Gross Margin	Revenue	Percentage of Total Revenue	Gross Margin
Computing and Communications	$100,560	33.8%	39.6%	$89,323	31.8%	45.9%
Energy-Saving Products	81,442	27.4	50.1	73,686	26.1	55.5
Aerospace and Defense	36,179	12.2	48.1	32,431	11.5	42.9
Intellectual Property	10,026	3.4	100.0	10,513	3.7	100.0

Subtotal Focus Products	228,207	76.8	47.4	205,953	73.1	51.6

Commodity Products	42,869	14.4	18.5	50,980	18.1	30.1
Non-Aligned Products	26,000	8.8	10.7	24,938	8.8	14.3
Subtotal Non-Focus Products	68,869	23.2	15.6	75,918	26.9	24.9

Consolidated total	$297,076	100.0%	40.0%	$281,871	100.0%	44.4%

	Nine Months Ended
	March 31, 2006			March 31, 2005
Business Segment	Revenue	Percentage of Total Revenue	Gross Margin	Revenue	Percentage of Total Revenue	Gross Margin
Computing and Communications	$285,377	33.6%	40.9%	$297,156	33.3%	44.7%
Energy-Saving Products	229,406	27.0	50.1	221,048	24.8	54.8
Aerospace and Defense	99,980	11.8	47.5	96,891	10.8	42.3
Intellectual Property	30,540	3.6	100.0	31,069	3.5	100.0
Subtotal Focus Products	645,303	76.0	48.0	646,164	72.4	50.5

Commodity Products	124,562	14.7	18.2	162,987	18.3	29.3
Non-Aligned Products	78,595	9.3	11.4	83,505	9.3	17.1
Subtotal Non-Focus Products	203,157	24.0	15.6	246,492	27.6	25.2

Consolidated total	$848,460	100.0%	40.2%	$892,656	100.0%	43.5%

Computing and Communications (“C&C”)

Our Computing and Communication segment is comprised of our Power Management ICs, Advanced Circuit Devices, including iPowirTM multi-chip modules and DirectFETTM solutions, and Power Components (primarily MOSFET Power Components) that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles. Our C&C products are also used in digital television, liquid crystal displays (“LCDs”), portable handheld devices and cellular phones. During the quarter, our iPowir modules were selected for the key power management solution in a major next-generation game station platform, which is expected to be released in the second half of calendar 2006.

C&C revenue for the three months ended March 31, 2006, increased by $11.2 million (12.6 percent), compared to the three months ended March 31, 2005. The revenue increase reflected strong demand for game station, personal computers and servers. C&C revenue for the nine months ended March 31, 2006, declined by $11.8 million (-4.0 percent) compared to the nine months ended March 31, 2005. The nine months revenue decline primarily reflected capacity constraints in the first six months of the fiscal year. We started production at our new eight-inch sub-micron wafer fabrication facility in Newport, Wales in the December 2005 quarter.

Gross margin for C&C was 39.6 percent and 45.9 percent for the three months ended March 31, 2006 and 2005, respectively, and 40.9 percent and 44.7 percent for the nine months ended March 31, 2006 and 2005, respectively. The gross margin decline reflected primarily product mix, costs associated with starting up our Newport, Wales facility, and profit sharing and employee stock option expense.

In the June 2006 quarter, we expect C&C revenue to reflect end-market demand for servers, dual-core notebook platforms and new consumer programs including game stations.

Energy-Saving Products (“ESP”)

Our Energy-Saving Product segment is comprised of our Power Management ICs, Advanced Circuit Devices and Power Components (primarily HEXFET and IGBT Power Components) that provide solutions for variable speed motion control in energy-saving appliances (such as washing machines, refrigerators and air conditioners), and industrial systems (such as fans, pumps and compressors), advanced lighting products (including fluorescent lamps, high intensity discharge (“HID”) lamps, cold cathode fluorescent (“CCFL”) tubes and light emitting diodes (“LED”) lighting), advanced automotive solutions (primarily diesel injection, electric-gasoline hybrid and electric power steering systems), and consumer applications (for example, plasma TVs and digital-audio units). Our ESP segment does not include our automotive modules (systems) business, which is reported in our Non-Aligned Products segment.

ESP revenue for the three months ended March 31, 2006, increased by $7.8 million (10.5 percent) compared to the three months ended March 31, 2005. ESP revenue for the nine months ended March 31, 2006, increased by $8.4 million (3.8 percent) compared to the nine months ended March 31, 2005. The revenue increase reflected strong market demand for energy-efficient appliances and digital televisions.

Gross margin for ESP was 50.1 percent and 55.5 percent for the three months ended March 31, 2006 and 2005, respectively, and 50.1 percent and 54.8 percent for the nine months ended March 31, 2006 and 2005, respectively. The gross margin declined primarily reflected product mix, costs associated with starting up our Newport, Wales facility, and profit sharing and employee stock option expense.

In the June 2006 quarter, we expect end-market demand for energy-efficient appliances and digital television to continue.

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

A&D revenue for the three months ended March 31, 2006, increased by $3.7 million (11.6 percent) from the three months ended March 31, 2005. Revenue for the nine months ended March 31, 2006, increased by $3.1 million (3.2 percent) from the nine months ended March 31, 2005. The A&D revenue increased primarily due to military and commercial aviation programs, including new Airbus A380 and Boeing 787, and various satellite programs, where our power management content is significantly greater than in prior generations.

Gross margin for the A&D segment increased to 48.1 percent for the three months ended March 31, 2006, from 42.9 percent in the three months ended March 31, 2005, and to 47.5 percent for the nine months ended March 31, 2006, from 42.3 percent for the nine months ended March 31, 2005. The gross margin improvement reflected primarily sale of a higher-margin product mix, manufacturing efficiencies and restructuring cost savings, partially offset by profit sharing and employee stock option expense.

In the June 2006 quarter, we expect an increase in demand for our advanced power management solutions for fighter and commercial jets. In addition, we expect a moderate increase in commercial and military satellite business.

Intellectual Property (“IP”)

The Intellectual Property segment reports our royalty income from licensing our intellectual property to third parties, which may include claim settlements from successful defense of our licenses. Our licensed MOSFET patents expire between 2005 and 2010, with the broadest remaining in effect until 2007 and 2008. We continue to commit to research and development to generate new patents and other intellectual property and concentrate on incorporating our technologies into our Focus Products. As part of our Intellectual Property segment, we generate recurring royalties from existing license agreements and one-time contributions from litigation and new license arrangements.

In the IP segment, revenues from royalties and one-time contributions were $10.0 million, of which $2.5 million related to the pending litigation against IXYS (see Note 14, “Litigation”), for the three months ended March 31, 2006, compared to $10.5 million for the three months ended March 31, 2005, of which $0.6 million was from a one-time contribution. IP revenues were $30.5 million and $31.1 million for the nine months ended March 31, 2006 and 2005, respectively. We expect IP revenue based on recurring royalties and one-time contributions to be about $10 million in the June quarter, plus or minus a million dollars.

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

For the three months ended March 31, 2006, CP revenue was $42.9 million, down 15.9 percent from $51.0 million for the three months ended March 31, 2005. For the nine months ended March 31, 2006, CP revenue was $124.6 million, down 23.6 percent from $163.0 million for the nine months ended March 31, 2005. In line with our strategy, we continue to manage our exposure to Commodity Products and anticipate that we could enter into agreements to sell the business by the end of June 2006.

Gross margin for CP was 18.5 percent and 30.1 percent for the three months ended March 31, 2006 and 2005, respectively, and 18.2 percent and 29.3 percent for the nine months ended March 31, 2006 and 2005, respectively. The gross margin decline reflected primarily price pressures, profit sharing and employee stock option expense.

Non-Aligned Products (“NAP”)

The Non-Aligned Product segment includes businesses, product lines or products that we are targeting for realignment, whether by divestiture or otherwise. We plan to support our Non-Aligned Products to the extent we believe appropriate, to manage, maintain or increase their value. Currently, product lines reported in this segment include certain modules (including our automotive systems products), rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications. Our automotive modules (systems) products include our full product line of alternator regulators, integrated starter alternators, invertors and modules and subsystems for steering and heating, ventilation and air conditioning applications.

Non-Aligned Product revenue was $26.0 million and $24.9 million in the three months ended March 31, 2006 and 2005, respectively, and $78.6 million and $83.5 million in the nine months ended March 31, 2006 and 2005, respectively. The revenue increase for the three months primarily reflected program timing and increased manufacturing throughput.

Gross margin for our NAP segment was 10.7 percent and 14.3 percent for the three months ended March 31, 2006 and 2005, respectively, and 11.4 percent and 17.1 percent for the nine months ended March 31, 2006 and 2005, respectively, reflecting primarily product mix and profit sharing and employee stock option expense. We have announced plans for a potential sale of our entire Non-Focus Products business and anticipate that we could enter into agreements by the end of June 2006.

Selling and Administrative Expense

For the three and nine months ended March 31, 2006, selling and administrative expense was $50.9 million (17.1 percent of revenue) and $142.2 million (16.7 percent of revenue), compared to $40.7 million (14.4 percent of revenue) and $128.0 million (14.3 percent of revenue) for the three and nine months ended March 31, 2005, respectively. Selling and administrative expense increased primarily reflecting profit sharing and employee stock option expense in the current year. In addition, we also increased spending on employee benefits, Sarbanes-Oxley Rule 404 compliance and special projects in the current three and nine months ended March 31, 2006, as compared to the comparable prior year periods.

Research and Development Expenses

For the three and nine months ended March 31, 2006, research and development expense was $28.6 million (9.6 percent of revenue) and $81.0 million (9.5 percent of revenue), compared to $27.3 million (9.7 percent of revenue) and $80.4 million (9.1 percent of revenue) for the three and nine months ended March 31, 2005, respectively. Research and development expense primarily reflected our continued development activities on our Focus Products.

Impairment of Assets, Restructuring and Severance

During fiscal 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives. Under our restructuring initiatives, our goal was to reposition us to better fit the market conditions and de-emphasize the commodity business. Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. We also planned to lower overhead costs across our support organizations. We have substantially completed these restructuring activities as of December 31, 2005. We expect to complete the remaining activities, primarily the closing of a fabrication line at El Segundo, California by calendar year end 2006.

We estimate that total charges associated with the restructuring will be approximately $285 million. These charges will consist of approximately $223 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $56 million for severance-related costs. Of the $285 million in total charges, we expect cash charges to be approximately $110 million. As of March 31, 2006, we have realized annualized savings of approximately $80 million from the restructuring activities, with approximately 70 percent of that savings affecting cost of goods sold.

For the three months ended March 31, 2006, we recorded $3.3 million in total restructuring-related charges, consisting of: $1.7 million for plant closure costs and relocation costs and other impaired asset charges, and $1.6 million for severance-related costs. For the nine months ended March 31, 2006, we recorded $10.7 million in total restructuring related charges, consisting of: $6.8 million for plant closure and relocation costs and other impaired assets charges and $3.9 million for severance costs. For the three months ended March 31, 2005, we recorded $8.1 million in total restructuring-related charges, consisting of: $6.3 million for plant closure and relocation costs and other impaired asset charges, and $1.8 million for severance-related costs. For the nine months ended December 31, 2005, we recorded $21.6 million in total restructuring-related charges consisting of: $16.8 million for plant closure and relocation costs and other impaired assets charges, and $4.8 million for severance costs.

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

As of March 31, 2006, we had recorded $272.1 million in total charges, consisting of: $216.9 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $49.2 million for severance-related costs. Components of the $216.9 million asset impairment, plant closure and other charges included the following items:

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

•      $58.3 million in other miscellaneous items were charged, including $49.0 million in relocation costs and other impaired asset charges and $9.3 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories, with a carrying value of $98.2 million, by $6.0 million. We disposed no inventories, for the three months ended March 31, 2006 and 2005, respectively, and $1.1 million and $0.7 million for the nine months ended March 31, 2006 and 2005, respectively, which did not materially impact gross margin. As of March 31, 2006, $0.1 million of these inventories remained to be disposed.

Our restructuring activities are expected to result in severance charges of approximately $56 million through June 2006. Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount

El Segundo, California	Close manufacturing facilities	$10 million
Santa Clara, California and Leominster, Massachusetts	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	13 million
Venaria, Italy	Move manufacturing to India and discontinue certain products	11 million
Company-wide	Realign business processes	18 million

Total		$56 million

To date, of the $56 million noted above, we have recorded $49.2 million in severance-related charges: $44.1 million in severance termination costs related to approximately 1,300 administrative, operating and manufacturing positions, and $5.1 million in pension termination costs at our manufacturing facility in Oxted, England. The severance charges associated with the elimination of positions, which included the 1,200 persons notified to date, had been and will continue to be recognized over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

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

The following summarizes our accrued severance liability related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the three months ended March 31, 2006 and the fiscal year ended June 30, 2005. Severance activity related to the elimination of 29 administrative and operating personnel as part of the previously reported restructuring in the fiscal quarter ended June 30, 2001, is also disclosed. The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)

Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602
Costs incurred or charged to “impairment of assets, restructuring and severance”	—	3,895	—	3,895
Purchase price adjustment	—	—	(708)	(708)
Costs paid	(115)	(5,446)	(900)	(6,461)
Foreign exchange impact	—	(6)	(21)	(27)

Accrued severance, March 31, 2006	$256	$6,567	$478	$7,301

Other Income and Expenses

Other expense was $1.7 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively, and $2.9 million and $0.8 million for the nine months ended March 31, 2006 and 2005, respectively. Other expense increased in the current period reflecting losses on claim settlements and fixed asset disposals.

Interest Income and Expenses

Interest income was $8.5 million and $4.4 million for the three months ended March 31, 2006 and 2005, respectively, and $23.4 million and $11.6 million for the nine months ended March 31, 2006 and 2005, respectively, reflecting higher prevailing interest rates on longer-term cash investment balances in the current year.

Interest expense was $6.1 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively, and $18.7 million and $13.3 million for the nine months ended March 31, 2006 and 2005, respectively, primarily reflecting a higher effective interest rate payable on our $550 million convertible subordinated notes outstanding.

Income Taxes

Our effective tax provision for the three months ended March 31, 2006 and 2005 was 27.5 percent and 25.8 percent, respectively, and 27.5 percent and 25.4 for the nine months ended March 31, 2006 and 2005, respectively, rather than the U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004”, which introduces a limited time 85 percent dividends received deduction on the repatriation of certain foreign earnings to a U.S. tax payer (“repatriation provision”), provided certain criteria are met. We are currently evaluating the range of possible amounts of unremitted earnings that may be repatriated as a result of the repatriation provision; the related range of income tax effects of such repatriation may vary depending on a number of factors, such as the amount and method of repatriation, and whether or not repatriation will take place. Based on the analysis available at the time, we previously announced that the one-time increase in tax rate for the fourth fiscal quarter ended June 30, 2006 could be two percent. Based on our current analysis, the rate could be significantly higher. Our evaluation is ongoing as is our decision as to whether to participate in the program. Accordingly, the one-time tax effect for fiscal fourth quarter cannot be reasonably estimated at this time.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalent balances of $258.5 million and cash investments in marketable debt securities of $649.7 million. We also have $139.3 million in unused credit facilities. Our investment portfolio consists of available-for-sale fixed-income, principally investment-grade securities as of March 31, 2006.

For the nine months ended March 31, 2006, cash provided by operating activities was $73.0 million compared to $142.3 million in the comparable prior year nine months ended March 31, 2005. Cash provided by operating activities for the nine months ended March 31, 2006 reflected the reclassification of $4.6 million of the excess tax benefits from options exercised as a financing activity (see Note 1, “Certain Accounting Policies”). Depreciation and amortization adjusted cash flows from operations by $67.5 million. Changes in operating assets and liabilities decreased cash by $80.9 million during the nine months ended March 31, 2006. The increase in working capital reflected the increase in our inventory balance as a result of the build up of inventory to support our backlog, the timing of accounts and other receivable collections, taxes and other accrued expense payments.

For the nine months ended March 31, 2006, cash used in investing activities was $195.9 million. We purchased $654.3 million and sold $578.8 million of cash investments. During the nine months ended March 31, 2006, we spent $122.5 million in capital expenditures, of which $45.3 million was at our new Newport, Wales facility to support the demand for our C&C and ESP products. We started production at the Newport, Wales facility in the December 2005 quarter. Purchase order commitments for capital expenditures were $19.7 million as of March 31, 2006. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

Financing activities for the nine months ended March 31, 2006 provided $16.2 million. Cash flows from financing activities increased by $4.6 million for the nine months ended, reflecting the proper classification of the excess tax benefits from options exercised as a financing activity (see Note 1, “Certain Accounting Policies”). Proceeds from the exercise of employee stock options and stock participation plan contributed $27.7 million while repayments of short-term debt decreased cash by $12.1 million. As of March 31, 2006, we had revolving, equipment and foreign credit facilities of $166.5 million, against which $27.2 million had been used. As discussed in Note 4 of the unaudited consolidated financial statements, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically. At of March 31, 2006, $17.7 million in letters of credit were outstanding related to the transactions. The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time. To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter ended March 31, 2006, our letter of credit commitment would have increased by $3.7 million to $21.4 million. We do not have any off-balance sheet arrangements as of March 31, 2006.

On November 1, 2005, our Board of Directors authorized and we announced a stock repurchase program, under which up to $100 million of our common shares may be repurchased without prior notice, through block trades or otherwise. Any shares repurchased will be paid with our existing cash and cash investments. As of March 31, 2006, we have not repurchased any shares.

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

Executive Officer Compensation

The Compensation Committee of the Board of Directors established at the beginning of our fiscal year discretionary bonus targets for executive officers based on achievement of certain performance criteria relating to revenues, gross margin, earnings per share and other individualized performance matters.  The Committee has reviewed and modified these targets to more align the targets with the Company’s short and long term strategic goals, including the announced divesture of our Non-Focus Product businesses.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (SFAS No. 155”). SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position or results of operations.

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

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth below under Part II, “Other Information”, Item 1A. “Risk Factors” and other uncertainties disclosed in our reports filed from time to time with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to publicly update or revise any forward looking statements, to reflect new information, future events or otherwise.

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

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps. Our primary objective is to preserve principal while maximizing yield without significantly increasing risk. At March 31, 2006, we evaluated the effect that near-term changes in interest rates would have had on these transactions. A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had a favorable impact of approximately $0.5 million and $0.9 million on net interest income/expense for the three and nine months ended March 31, 2006, since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $1.1 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.3) million, on net interest income/expense. These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”)  (see Notes 4, “Derivative Financial Instruments,” and 9, “Bank Loans and Long-Term Debt”). At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. In April 2004, we entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. The variable interest rate we have paid since the inception of the swap has averaged 2.76 percent, compared to a coupon of 4.25 percent on the Debt. For the three months ended March 31, 2006 and 2005, this arrangement (decreased) increased interest expense by ($0.2) million and $2.6 million, respectively, and $0.3 million and $7.3 million for the nine months ended March 31, 2006 and 2005, respectively.

Accounted for as fair value hedges under SFAS No. 133, the mark-to-market adjustments of the two Transactions were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings. To measure the effectiveness of the hedge relationship, we used a regression analysis. To evaluate the relationship of the fair value of the two transactions and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discounted the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date. In addition, our ability to call the Debt was considered in assessing the effectiveness of the hedging relationship. For those years that were projected to include at least a portion of redemption of the convertible debentures, we employed a valuation model known as a

Monte Carlo simulation. This simulation allowed us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponded to the Debt’s expected maturity date. The market value of the December 2001 Transaction was a liability of $6.8 million and $0.3 million at March 31, 2006 and June 30, 2005, respectively. The market value of the April 2004 Transaction was a liability of $4.2 million and $3.4 million at March 31, 2006 and June 30, 2005, respectively.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at March 31, 2006 and June 30, 2005, respectively, was $0.3 million and $0.1 million, respectively, and was included in other long-term assets. Mark-to-market gains (losses) of $0.1 million and $0.2 million for the three months ended March 31, 2006 and 2005, respectively, and $0.2 million and ($0.4) million, for the nine months ended March 31, 2006 and 2005, respectively, were charged to interest expense.

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

We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures. To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs. Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen. Such a change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the three and nine months ended March 31, 2006 and 2005.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan. We designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments were recorded in accumulated other comprehensive income of stockholders’ equity, until the forecasted transactions were recorded in earnings. Under the terms of the Forward Contract, we were required to exchange 1.2 billion Yen for $11.0 million on a quarterly basis starting in June 2001 and expiring in the current March 2006 quarter. The market value of the forward contract was $0.1 million at June 30, 2005. Mark-to-market gains (losses), included in other comprehensive income, net of tax, were $0 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively, and $0 and ($0.3) million for the nine months ended March 31, 2006 and 2005, respectively. Following the expiration of the Forward Contract, on May 8, 2006, we entered into another five-year foreign exchange forward contract with BNP Paribas (the “May 2006 Forward Contract”), for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our Japan subsidiary. We have designated the May 2006 Forward Contract as a cash flow hedge. Under the terms of the May 2006 Forward Contract, we are required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in the March 2011 quarter. We believe that our operations will generate sufficient Yen to meet our contractual commitments.

We had approximately $67.3 million and $75.9 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at March 31, 2006 and June 30, 2005, respectively. Net realized and unrealized foreign-currency gains recognized in earnings were less than $1 million for the three and nine months ended March 31, 2006 and 2005.

ITEM 4.                                                     CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within required time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer, Alexander Lidow, and Chief Financial Officer, Michael P. McGee, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, such controls and procedures are not effective at the reasonable assurance level due to the material weakness discussed below.

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

As of March 31, 2006, we did not maintain effective controls over the preparation, review, presentation and disclosure of our consolidated statement of cash flows. Specifically, the controls were not effective to ensure that cash flows from the excess tax benefit from stock option exercised were presented as cash flows from financing activities in the consolidated statement of cash flows in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of our interim consolidated financial statements for the first and second quarters of fiscal 2006. In addition, this control deficiency could result in a misstatement of our cash flows from operating activities and cash flows from financing activities that would result in a material misstatement to our annual or interim consolidated statements of cash flows that would not be prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

Plan for remediation of material weakness

During the fourth quarter of fiscal 2006, we are implementing enhanced procedures and controls which include improved training and review processes to ensure proper preparation, review, presentation and disclosure of amounts included in its consolidated statement of cash flows.

(c)          Changes in internal controls

There was no change in our internal controls during the fiscal third quarter 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At the end of fiscal quarter ended March 31, 2006, we reported net inventories of approximately $208.7 million. We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand. If we do not project and build the proper mix and amount of inventory, our revenue and gross margin may be adversely affected. Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and operating results.

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

We are operating in the 90s percent of our worldwide semiconductor fabrication and assembly/module manufacturing capacities, without taking into account subcontract or foundry capacity. We are also expanding our most advanced wafer fabrication facility in Newport, Wales to provide additional capacity to support the growth of our Focus Products. We started production at certain of such new facilities during the December 2005 quarter, and expect to complete our expansion of that facility in about calendar year 2006. If we fail to timely execute on those plans in advance of demand for our products, that failure could adversely affect our revenue growth and ability to achieve our margin targets. We cannot assure you that we will complete our plans timely, that the ramp-up of the expanded facilities will occur effectively and without error or delay, or that sufficient third party sources would be available to satisfy our ability to meet customer demand. Even if we fully execute and implement our plans, we cannot guarantee that we will have sufficient worldwide semiconductor fabrication and assembly/module manufacturing capacities to meet demand and there may be other unforeseen factors that could adversely impact our operating results.

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

Our future financial performance and success are largely dependent on our ability to implement our business strategy successfully of transforming our business to one led by our Focus Products and succeeding on our plans to restructure our company, including our plan for the potential sale of our entire Non-Focus Products business. We cannot assure you that we will continue to successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations.

The failure to execute on our plans to divest or discontinue product lines that are not consistent with our business objectives, and replace those revenues with higher-margin product sales could adversely affect our operating results.

We have announced the divestiture, discontinuation or change in business model of our Non-Focus Products. Our plan is to replace the divested or discontinued revenues with (or change the business model to achieve) higher-margin product sales and target gross margin of greater 50 percent. We cannot assure you that we will complete our plans or achieve our target gross margin, timely or at all. Additionally, we have announced that we could enter into agreements with respect to certain divestitures by the end of June 2006. As a number of factors, among those factors controlled by third parties, affect our ability to complete those plans, we cannot assure you that we can achieve our target dates or complete such plans at all.

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

We have established procedures for the review and monitoring of the credit worthiness of our customers and/or significant amounts owing from customers. However, from time to time, we may find that, despite our efforts, one or more of our customers become insolvent or face bankruptcy proceedings (Delphi is currently one such customer). Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectible in whole or in part, or if our customers’ financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

If some original equipment manufacturers (“OEMs”) do not design our products into their equipment or convert design or program wins to actual sales, a portion of our revenue may be adversely affected.

A “design win” or program award from a customer does not guarantee that the design or program win will become future sales to that customer. For example, in our Computing and Communications segment, we have announced new design or program wins in next generation game stations, and our other segments have had other design or program wins. We also are unable to guarantee that we will be able to convert design or program wins into sales for the life of any particular program, or at all, or that the revenue from such wins would be significant. We also cannot guarantee that we will achieve the same level of design or program wins as we have in the past, or at all. Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all. Once an OEM designs another supplier’s semiconductor into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design or program win with a customer does not ensure that we will receive significant revenue from that customer and we may be unable to convert design or program wins into actual sales.

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

We have transferred manufacturing from our Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities. We are ramping up our Newport, Wales facility, and anticipate transferring our El Segundo manufacturing to the Newport, Wales facility by calendar year end 2006. We have experienced some delays and/or technical problems in moving our various facilities. Continued delays and/or technical problems in completing the remaining transfers could lead to increased costs, reduced yields, delays in product deliveries, order cancellations and/or lost revenue.

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

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. As noted with the disclosed material weakness, while management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision. There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override, and failure of human judgment. Because of this, control procedures are designed and financial reporting practices to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal control over financial reporting or if and for so long as management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits result in a change of practices or new information or conclusions about our financial reporting) like the disclosed material weakness, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

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

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Unites) Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that can be Purchased Under the Plans or Programs

Month #1 (November 1 to November 30, 2005)	0	0	0	$100 million

Month #2 (December 1 to December 31, 2005)	0	0	0	$100 million

Month #3 (January 1 to January 31, 2006)	0	0	0	$100 million

Month #4 (February 1 to February 28, 2006)	0	0	0	$100 million

Month #5 (March 1 to March 31, 2006)	0	0	0	$100 million

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