Form 10-K
period 2006-07-02
INTERNATIONAL RECTIFIER CORP /DE/
filed 2006-09-15
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

233 Kansas Street
El Segundo, CA 90245

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 726-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00	The New York Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    No ☑

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

Large Accelerated Filer ☑                Accelerated Filer                   Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes    No ☑

The aggregate market value of the registrant’s voting Common Stock, par value $1.00 per share, held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,165,690,458 (computed using the closing price of a share of Common Stock on December 30, 2005, reported by the New York Stock Exchange).

There were 72,081,546 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding on September 8, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders scheduled to be held on November  20, 2006, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended June 30, 2006, are incorporated by reference in Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When the Company uses words such as “believes,” “expects,” “anticipates” or similar expressions, the Company is making forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, the Company cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond the company’s control. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the factors discussed in the sections entitled “Risk Factors” and “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to the Company are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinion only as of the date hereof. The Company undertakes no duty or obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

Item 1. Business

Introduction

We are a designer, manufacturer and marketer of power management product devices which use power semiconductors. Power semiconductors address core challenges of power management, power performance and power conservation by increasing system efficiency, allowing more compact end-products, improving features and functionality, increasing fuel efficiency, and extending battery life. Our products are used in a variety of end applications, including computers, communications networking, consumer electronics, energy-efficient appliances, lighting, satellites, launch vehicles, aircraft and automotive diesel injection. In addition, we license our intellectual property to third parties.

Our strategy involves focusing on the power management requirements of an application and developing value-added products to advance the power management performance of that application. Our products consist of Power Management Integrated Circuits, or Power Management ICs, Power Components and Power Systems.

Our Power Management ICs provide application-specific power management solutions for computers, servers, routers, consumer electronics, motor-control applications including energy-efficient appliances, aircraft, satellites, defense electronic systems, wireless and wireline communication devices, and certain automotive applications. Our Power Components are used in virtually all of our end-markets, including computers, communications networking, consumer electronics, energy-efficient appliances, lighting, satellites, launch vehicles, aircraft and automotive diesel injection. We supply Power Systems as modules for automotive electronics (including electric fan control, electric power steering and integrated starter/alternator motors), other motor control applications (including industrial refrigeration and air conditioning), and commercial and military aircraft.

We report in six segments that generally reflect our products’ end-markets. We further summarize our segments in two groups, our Focus Products and Non-Focus Products, to reflect our strategic goals and the allocation of our critical resources.

Our Focus Product segments are:

•       Computing and Communications (“C&C”)—The Computing and Communication segment is comprised of our Power Management ICs, including iPowir™ multi-chip modules and DirectFET™ solutions, and Power Components, primarily HEXFET Power Components, that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles. The C&C segment products are also used in digital television, liquid crystal displays (“LCDs”), portable handheld devices and cellular phones, and are primarily used for DC-DC converter type applications.

•       Energy-Saving Products (“ESP”)—The Energy-Saving Product segment is comprised of our Power Management ICs and Power Components, primarily HEXFET and IGBT Power Components, for variable speed motion control in energy-saving appliances (such as washing machines, refrigerators and air conditioners), industrial systems (such as fans, pumps and compressors), advanced lighting products (including fluorescent lamps, high intensity discharge (“HID”) lamps, cold cathode fluorescent (“CCFL”) tubes and light emitting diodes (“LED”) lighting), advanced automotive solutions (primarily diesel injection, electric-gasoline hybrid and electric power steering systems), and consumer applications (for example, plasma TVs and digital-audio units).

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

•       Intellectual Property (“IP”)—The Intellectual Property segment reports ongoing and one-time royalty income from licensing and activities related to the enforcement of our patents and other intellectual property, which may include claim settlements from successful defense of our licenses.

Our Non-Focus Product segments are:

•       Commodity Products (“CP”)—The Commodity Product segment is comprised primarily of older-generation Power Components that have widespread use through the power management industry, but are typically commodity in nature and sold with margins generally below our strategic targets.

•       Non-Aligned Products (“NAP”)—The Non-Aligned Product segment includes businesses, product lines or products that we are targeting for realignment, whether by divestiture or otherwise. Currently, product lines reported in this segment include certain modules (including our automotive system products), rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications.

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

We market our products through direct sales staff, representatives and distributors. Our customers include original equipment manufacturers (“OEMs”), distributors and subcontract manufacturers. For customers in our Focus Product segments, we primarily use direct sales staff and representatives, including field application engineers and technical sales support staff who can better address our customers’ requirements. For customers in the Non-Focus Product segments, we primarily sell through distributors.

No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of our consolidated revenue for the fiscal year ended June 30, 2006.

We achieved consolidated revenues of $1.17 billion for the fiscal year ended June 30, 2006. Revenues from our Focus Product segments increased to 76.1 percent of our consolidated revenues for the fiscal year ended June 30, 2006, from 73.0 percent for the prior fiscal year ended June 30, 2005. Gross profit margin for our Focus Product segments was 47.6 percent for the fiscal year ended June 30, 2006 and 50.6 percent for the prior fiscal year ended June 30, 2005. In our Non-Focus Product segments, revenues decreased to 23.9 percent of our consolidated revenues for the fiscal year ended June 30, 2006, from 27.0 percent in the prior fiscal year ended. Gross profit margin for Non-Focus Product segments was 15.9 percent for the fiscal year ended June 30, 2006 and 24.1 percent for the prior fiscal year ended June 30, 2005.

Our research and development program focuses on Power Management ICs and the advancement and diversification of our HEXFET, power FET and IGBT product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next-generation of applications, including new game stations, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances. We continue to commit to research and development to generate new patents and other intellectual property and concentrate on incorporating our technologies into our Focus Products. In the fiscal years ended June 30, 2006, 2005 and 2004, we spent $111.4 million (9.5 percent of revenue), $104.9 million (8.9 percent of revenue) and $92.2 million (8.7 percent of revenue), respectively, on research and development activities.

We fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, Mexico, the United Kingdom, Italy, India and China. We also use third-party foundries and assemblers that provide us with capacity flexibility. During fiscal year 2006, we ramped up our 8-inch ..25 micron-capable wafer manufacturing facility in Newport, Wales (United Kingdom), to support our most advanced analog and mixed-signal ICs and trench MOSFETs. In calendar year 2006, we expect we will have added incremental production capacity of $200 million to $300 million in annual revenue from this facility. We plan to use this fabrication capacity almost exclusively for our Focus Products.

Potential Divestiture.   We regularly review our products and technology portfolio to determine whether they are aligned with our long-term strategic objectives. We are actively considering a sale of our entire, or a significant portion of our, Non-Focus Product business (with fiscal year 2006 revenues of approximately $280 million), and certain complementary products of our Focus Product segments (with fiscal year 2006 revenues of approximately $22 million) (the “Divestiture”). At June 30, 2006, our Board of Directors had not yet committed to a definitive plan to sell, but we had prepared a variety of strategic options for consideration. Any ultimate sale transaction will also require our Board of Directors’ approval, and is currently contemplated to include operations at our Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites. The Divestiture will also include certain wafer manufacturing, product assembly and research and development equipment currently located at our Temecula, California; Tijuana, Mexico; and El Segundo, California locations.

If the Divestiture is completed, we plan to continue our strategy of growing our Focus Products business and achieving greater profitability. We do not believe that the completion of the Divestiture will substantially alter the customer base that we serve or the competition that we face currently. For a few quarters following a successful completion of the Divestiture, we plan to realign our sales, distribution and product development functions to a business based solely on our Focus Products. We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the Divestiture.

As part of the Divestiture we anticipate that we will provide certain manufacturing, sales, marketing and administrative support services to the buyer. We do not yet know the length of time or level of all of the support services that may be required. Because the nature, timing, costs and reimbursements related to these services and other effects of the Divestiture are not finalized, we cannot determine their impact on our financial performance or position.

Restructuring Update.   In the second quarter of fiscal 2003, we announced certain restructuring initiatives. Our goal was to better position ourselves for market conditions and de-emphasize our commodity business. The restructuring plan included consolidating and closing several older facilities and legacy operations. We also planned to lower overhead costs across our support organizations. As of June 30, 2006, we have substantially completed our restructuring activities at a total cost of $277.3 million through that date and have realized annualized savings of approximately $80 million. We expect to complete the restructuring by the end of calendar year 2006 and anticipate $1 million to $2 million in remaining charges.

Industry Overview

Power semiconductors convert power from an electrical outlet, a battery or an alternator running off an internal combustion engine into more efficient and useful power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater the need for specially-formatted, finely-regulated power. The importance of power semiconductor technology rises with the increasing complexity of electronic products and the proliferation of electronic features in information technology, industrial, consumer, aerospace and defense and automotive products. According to iSuppli, a market research firm, the market for power management semiconductors in calendar year 2006 will be approximately $24 billion. Our products address approximately $17 billion, or more than approximately 72 percent, of this market in calendar year 2006.

Historically, demand for power semiconductors has been cyclical. Current demand is driven largely by the following:

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

•       Consumer and Industrial Demand for Energy-Efficiency.   Worldwide demand for energy-efficient appliances, industrial motors, efficient lighting and consumer products, like home entertainment displays and audio equipment, continues to rise. Whether the end products are sold to customers in an industrialized nation with stringent environmental standards or a developing nation with a modest energy budget, advanced power management technology provides solutions to fulfill the need for energy-efficient consumer and industrial products.

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

•       Aerospace and Defense Demand for Advanced Power Management Technology.   In the aerospace and defense industries, power management technology is critical to meeting the rigorous space, weight and reliability requirements of highly-demanding applications and harsh environments. A renewed commitment to national defense drives some of the demand in this segment through growth in defense applications. In addition, aircraft designs are converting from hydraulic control systems to electronic control systems, which use a higher content of power management products, and aerospace systems designers are constantly striving for higher efficiency power conversion solutions.

Strategy

Our strategy involves focusing on the power management requirements of an application and developing value-added products, such as high performance Power Management ICs, to advance the power management performance of that application. Our products address core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features and functionality, increasing fuel efficiency, and extending battery life. We implement our strategy through the following initiatives:

•       Adding Value in High Growth Markets.   We concentrate our power management efforts on high growth markets where our products can add significant value. We believe this focus helps us develop the most advanced power management products and solutions like next-generation game stations, servers, digital televisions and energy-efficient appliances. We are also targeting a wide range of applications that have not historically utilized power management technologies with our Power Management ICs and Power Components, including washing machines, refrigerators, air conditioners and other appliances from such market leaders as Electrolux, LG, Samsung, Sanyo and Whirlpool.

•       Leveraging Our Advanced Technology.   Our advanced technology enables us to set performance and architecture standards for power electronics in targeted applications. Our research and development program focuses on Power Management ICs and the advancement and diversification of our HEXFET, power FET and IGBT product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next-generation of applications, including the new game stations, digital televisions, high-performance services, hybrid vehicles and energy-efficient appliances. We continue to commit to research and development to generate new patents and other intellectual property and concentrate on incorporating our technologies into our Focus Products. During the three years ended June 30, 2006, we spent $308.5 million on research and development. We have a growing portfolio of approximately 450 U.S. patents and approximately 1,000 patent applications (including U.S. and foreign applications and applications filed under treaty) pending worldwide (see “Intellectual Property” below).

We also generate revenues from licensing and activities related to the enforcement of our patents and other intellectual property. We report ongoing and one-time royalties from these activities under our IP segment. In the fiscal years ended June 30, 2006, 2005 and 2004, licenses under our patents generated royalty income of $40.9 million, $41.2 million and $41.9 million, respectively. However, the IP segment revenue has been and is largely dependent on the continued enforceability and validity of our licensed MOSFET patents, which will expire between 2006 and 2010, with the broadest remaining in effect until calendar years 2007 and 2008. Our IP segment revenue is also dependent on the ability of our competitors to design around our licensed MOSFET technology or to develop competing technologies and general market conditions. The continuation of such royalties is subject to a number of risks (see Item 1A, “Risk Factors—Our ongoing protection and reliance on our intellectual property assets expose us to material risks”).

Aside from our MOSFET technologies, our intellectual property strategy has been to use our intellectual property primarily for the design and development of a value-added family of products. In our IP segment, we concentrate our efforts on the licensing of technologies or fields of use that have application beyond our product groups or which no longer align with our long-term business strategies for our product groups. We also target certain technologies for licensing that we believe help establish our product platforms and structures as industry standards and thereby, enhance the growth of certain products.

•       Extending Leadership in Advanced Power Components.   We pioneered a fundamental technology for power MOSFETs and estimate that the majority of the world’s planar power MOSFETs are produced by us or use our patented technology. As our broadest MOSFET patents will expire in 2007 and 2008, we have invested aggressively to advance trench, planar and other process technologies. Our leadership position in Power Components provides us with a platform for continued expansion in value-added growth markets.

•       Capitalizing on Relationships with Market Leaders.   Many industry leaders look to us for products and programs that address their most challenging power management needs. These relationships put us at the forefront of developing products for new trends in the marketplace. Our strategy of driving significant content adoption with these customers into application specific areas requires a large, well trained technical sales team. We intend to increase the number of our technical product sales professionals and field application engineers worldwide, to offer technological design expertise and high quality customer service.

•       Focusing on Manufacturing Efficiency.   We fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, Mexico, the United Kingdom, Italy, India and China. We also use third-party foundries and assemblers that provide us with capacity flexibility. We have been ramping up our 8-inch .25 micron-capable wafer manufacturing facility in Newport, Wales (United Kingdom), to support our most advanced analog and mixed-signal ICs and trench MOSFETs.

Potential Divestiture.   We regularly review our products and technology portfolio to determine whether they are aligned with our long-term strategic objectives. We are actively considering a sale of our entire, or a significant portion of our, Non-Focus Product business (with fiscal year 2006 revenues of approximately $280 million), and certain complementary products of our Focus Product segments (with fiscal year 2006 revenues of approximately $22 million) (the “Divestiture”). At June 30, 2006, our Board of Directors had not yet committed to a definitive plan to sell, but we had prepared a variety of strategic options for consideration. Any ultimate sale transaction will also require our Board of Directors’ approval, and is currently contemplated to include operations at our Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites. The Divestiture will also include certain wafer manufacturing, product assembly and research and development equipment currently located at our Temecula, California; Tijuana, Mexico; and El Segundo, California locations.

If the Divestiture is completed, we plan to continue our strategy of growing our Focus Products business and achieving greater profitability. We do not believe that the completion of the Divestiture will substantially alter the customer base that we serve or the competition that we face currently. For a few quarters following a successful completion of the Divestiture, we plan to realign our sales, distribution and product development functions to a business based solely on our Focus Products. We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the Divestiture.

As part of the Divestiture we anticipate that we will provide certain manufacturing, sales, marketing and administrative support services to the buyer. We do not yet know the length of time or level of all of the support services that may be required. Because the nature, timing, costs and reimbursements related to these services and other affects of the Divestiture are not finalized, we cannot determine their impact on our financial performance or position.

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

Power Management Integrated Circuits

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

Increased complexity in computers, routers, servers, and other devices require increased levels of power and more effective heat dissipation, making power management one of the most critical tasks. IT applications are trending to lower voltages and higher current levels, which require greater efficiency and more complex power management to meet speed and performance demands. Advanced consumer electronics such as PDP televisions and game consoles also require more efficient and complex power management.

Motors consume approximately half of the world’s electricity. New variable-speed motors equipped with our Power Management ICs increase energy efficiency and performance in a wide range of household, commercial and industrial applications. For example, while most refrigerator motors can operate only at full speed, a refrigerator equipped with variable-speed motor can run at the exact speed needed to more efficiently maintain the required temperature. Our Power Management ICs designed for variable-speed motors reduce electricity consumption, simplify product design, improve product performance and reduce overall costs. We have achieved multiple sole-source design wins from leading worldwide manufacturers in high-end washing machines, refrigerators and other energy-saving appliances.

We continue to invest aggressively in our Power Management IC technologies and key trench, planar and other process technologies. These investments have resulted in what we believe are the most efficient Power Management ICs. Among other attributes, we believe these product offerings set the industry standard for performance and cost-efficiency in high-volume consumer electronics applications.

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

Manufacturing

Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly. Wafer fabrication requires a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties. The chemicals are applied in patterns that define cells or circuits within numerous individual devices, termed “die” or “chips” on each wafer. Assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in structures, termed “packages” which make them usable in a circuit. Power semiconductors generally use process technology and equipment already proven in the manufacturing of integrated circuits.

We have wafer fabrication and/or assembly facilities in California, Massachusetts, Mexico, the United Kingdom, Italy, India and China. In addition, we have equipment at or manufacturing supply agreements with, subcontractors located in China, the Czech Republic, Germany, Korea, Malaysia, Philippines, Taiwan, Thailand and the United States.

Our Newport, Wales facility provides wafer fabrication capacity for our most advanced mixed-signal, analog and MOSFET processes. We have a wafer fabrication facility in Temecula, California used primarily for MOSFET-related processes. We have a high-voltage Power Management IC wafer fabrication facility in El Segundo, California. Assembly operations for products used in the aerospace and defense applications, which includes high-reliability Power Components, are located in Leominster, Massachusetts; Santa Clara, California; and Tijuana, Mexico. We manufacture substantially all of our Schottky diodes, high-power rectifiers and thyristors at our Torino, Italy facility. Plants that assemble power MOSFETs and other products are located overseas in facilities we own or in subcontracted facilities. Our high-volume assembly lines for power MOSFETs, IGBTs and diodes are located in our facility in Tijuana, Mexico. We use production facilities in Swansea, Wales to manufacture and assemble automotive modules. As part of our restructuring activities, as of June 30, 2006, we have moved all of the manufacturing activities from Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities. In a duty-free zone in India, we have an assembly facility for rectifiers and thyristors. The Mesa, Arizona facility we acquired at the beginning of fiscal year 2005 provides specialty silicon epitaxial services both in-house and to third parties. For our manufacturing facilities by reportable segment, refer to “Item 2. Properties” below.

During the fiscal year ended June 30, 2006, we operated at over 90 percent of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity. During the fiscal year 2006, our revenues were negatively affected by wafer fabrication constraints for certain fast growing Focus Products. In order to meet the high demand for our Focus Products, we accelerated our capital expansion plans and added capacity to our wafer fabrication manufacturing facility in Newport, Wales. In calendar year 2006, we expect we will have added incremental production capacity of $200 million to $300 million in annual revenue from this facility, although we cannot assure you that capacity constraints will not affect revenue growth in the future. We plan to use this fabrication capacity almost exclusively for our Focus Products. For the fiscal year ended June 30, 2006, our capital expenditures were $158.5 million, up 17 percent over the prior fiscal year ended June 30, 2005.

We have substantially completed our restructuring activities previously announced in December 2002, to de-emphasize our commodity business (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”). As part of this strategy, we have consolidated and closed certain manufacturing sites, upgraded equipment and processes in designated facilities and discontinued production in a number of others that cannot support more advance technology platforms or products within our Focus Product segments.

We are actively considering a sale of our entire, or a significant portion of our, Non-Focus Product business (with fiscal year 2006 revenues of $280 million), and certain complementary products of our Focus Product segments (with fiscal year 2006 revenues of approximately $22 million) (the “Divestiture”). At

June 30, 2006, our Board of Directors had not yet committed to a definitive plan to sell, but we had prepared a variety of strategic options for consideration. Any ultimate sale transaction will also require our Board of Directors’ approval, and is currently contemplated to include operations at our Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites. The Divestiture will also include certain wafer manufacturing, product assembly and research and development equipment currently located at our Temecula, California, Tijuana, Mexico and El Segundo, California locations related to our Non-Focus Products. If the contemplated Divestiture is completed we will continue to retain the manufacturing facilities primarily used for our Focus Products.

Marketing, Sales and Distribution

We market our products through direct sales staff, representatives and distributors. For our customers in our Focus Product segments, we primarily use direct sales staff and representatives, including field application engineers and technical sales support staff who may be better able to serve the customers’ needs. For customers in the Non-Focus Product segments, we primarily sell through distributors.

For the fiscal year ended June 30, 2006, our product sales by region, based on the location of the customer, were 26 percent from North America, 23 percent from Europe and 51 percent from Asia, which includes Japan and Asia Pacific, compared to 29 percent, 23 percent and 48 percent for North America, Europe and Asia, respectively, for the prior fiscal year ended June 30, 2005. Our domestic direct sales force is organized into five regional sales zones. In Europe, our products are sold through our own sales force as well as through independent sales agents and distributors. Our European sales and representative offices are in Austria, Denmark, Finland, France, Germany, Italy, Sweden, Switzerland, Russia and the United Kingdom. In Asia, we have sales representative or liaison offices in China, Hong Kong, India, Japan, the Philippines, Singapore, South Korea and Taiwan. We also have sales representative or liaison offices in Australia, Mexico and New Zealand.

For financial information about the results for our geographic areas for each of the last three fiscal years, refer to Note 7, “Segment and Geographic Information” of Notes to Consolidated Financial Statements. For the risks attendant to our foreign operations, see “Item 7, Risk Factors—Our international operations expose us to material risks”.

Because many applications require products from several product groups, we have organized our product development and marketing efforts by sector and application, rather than product type. Those general sectors are now reported within our defined segments. In addition, our application engineers provide customers with technical advice and support regarding the use of our products. We have increased the number of engineering offices to help support our Focus Products. We believe the depth of our power management product line enhances our competitive position in the overall power semiconductor market.

Customers

Our devices are incorporated in subsystems and end products manufactured by other companies. Our customers include OEMs, distributors and subcontract manufacturers. No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of our consolidated revenue for the fiscal year ended June 30, 2006. The majority of our products in our Focus Product segments, including those in the C&C, ESP and A&D segments, are sold directly to OEM customers. However, two distributors, individually accounting for more than ten percent of C&C’s revenue, accounted for approximately 25 percent of the segment’s revenue for the fiscal year ended June 30, 2006. One of the distributors accounted for approximately 15 percent of our CP revenue for the fiscal year ended June 30, 2006. One of the OEM customers included at the table below accounted for approximately 24 percent of our NAP revenue for the fiscal year ended June 30, 2006. No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of the revenues in our other segments.

The following table lists some of our major customers by revenues, by business segment and end-market for fiscal year 2006:

Business Segment(s)*	End Markets	Customers
C&C, CP	Information Technology (Communications)	Alcatel, Astec, Artesyn Technologies, Cisco, Delta, Lucent, Motorola, Nortel and Power-One
C&C, CP	Information Technology (Computing)	Apple, Dell, Fujitsu, HPQ, IBM, Intel, NEC and Sony
C&C, ESP, CP	Consumer	BSH, Electrolux, Hitachi, JVC, Matsushita, Pioneer, Samsung, Sanyo, Toshiba-Carrier and Whirlpool
ESP, CP, NAP	Industrial	American Power Conversion, Danfoss, Emerson and Grundfos
ESP, CP, NAP	Automotive	Bosch, Daimler-Chrysler, Delphi, Denso, Nagares, Siemens VDO, Temic, TRW, Valeo and Visteon
A&D	Aerospace and Defense	Astrium, BAE, Boeing, Honeywell, ITT, L3 Communications, Lockheed-Martin, Loral and Northrop-Grumman

Business Segment(s)*	Distributors and Subcontract Manufacturers (based on revenues for fiscal year 2006):
C&C, ESP, CP, NAP	Distributors	Arrow Electronics, Avnet, C&H, Future Electronics, Lintek, Weikeng and Zenitron
C&C, ESP, CP, NAP	Subcontract Manufacturers	Celestica, Flextronics, Jabil, Sanmina-SCI and Solectron

*	C&C:	Computing and Communications
	ESP:	Energy-Saving Products
	A&D:	Aerospace and Defense
	CP:	Commodity Products
	NAP:	Non-Aligned Products

We do not believe that the completion of the contemplated Divestiture will substantially alter the customer base that we serve currently in the Focus Product segments remaining following the Divestiture.

Competition

We encounter differing degrees of competition for our various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes and product design changes. Several of our competitors are larger companies with greater financial resources. We believe that we are differentiated from our competitors by our comprehensive line of power management products and our ability to combine these products into compact, cost-effective packages and system-level solutions. Our products compete with products manufactured by others on the basis of enabling capability, performance, reliability, quality, price, delivery time to customer and service (including technical advice and support). Our major competitors in Power Management ICs include Intersil, Linear Technology, Maxim Integrated Products, Semtech and Texas Instruments. Our major competitors in Power Components include Fairchild Semiconductor, Infineon Technologies, Mitsubishi, ON Semiconductor, Philips, Renesas, STMicroelectronics, Toshiba and Vishay. Aside from typical industry competitors, our Power Systems products often offer our customers an improved alternative to their internal manufacturing systems internally.

Our major competitors by business segment are as follows:

Business Segment	Competitors
Computing and Communications	Fairchild Semiconductor, Infineon Technologies, Intersil, Linear
Technology, Maxim Integrated Products, National Semiconductor, ON Semiconductor, Philips, Renesas, Semtech, STMicroelectronics, Texas Instruments, Vishay, and Volterra
Energy-Saving Products	Fairchild, Infineon Technologies, Intersil, Mitsubishi, National Semiconductor, Philips, Renesas, STMicroelectronics, Shindengen, Texas Instruments, Toshiba and Vishay
Aerospace and Defense	Babcock, Interpoint, Microsemi, Modular Devices, MS Kennedy, Semelab, Sensitron, VPT
Commodity Products	Fairchild Semiconductor, Infineon Technologies, Matsushita, Philips, Renesas, STMicroelectronics, Toshiba and Vishay
Non-Aligned Products	Mitsubishi, STMicroelectronics and Toshiba

We do not believe that the completion of the contemplated Divestiture will substantially alter the competition that we face currently in the Focus Product segments remaining following the Divestiture.

Backlog

As of June 30, 2006, our backlog of orders was $566.0 million compared to $393.7 million as of June 30, 2005. The increase in our backlog is primarily in our C&C and ESP segments, reflecting major new programs in game stations, servers, digital televisions, and energy-efficient appliances. Backlog is comprised of purchase orders and customer forecast commitments scheduled to be shipped within the following twelve months. Given adequate notice, we usually allow customers to cancel purchase orders without penalty. The amount of unfilled orders at a particular time is affected by numerous factors, including the timing of the receipt of orders, changes in product mix, our ability to schedule the manufacturing or shipping of products and the availability of subcontract manufacturing. The amount of backlog to be shipped during any period is dependent on various factors and can vary significantly from month to month. Accordingly, backlog is not necessarily indicative of sales for any future period.

Backlog by business segment as of fiscal years ended June 30, 2006 and 2005 is as follows (in thousands):

	2006	2005
Computing and Communications	$274,917	$124,867
Energy-Saving Products	127,311	115,905
Aerospace and Defense	50,949	51,106
Focus Products Backlog	453,177	291,878
Commodity Products	72,593	58,289
Non-Aligned Products	40,193	43,486
Non-Focus Products Backlog	112,786	101,775
Total Backlog	$565,963	$393,653

Research and Development

Our research and development program focuses on Power Management ICs and the advancement and diversification of our HEXFET, power FET and IGBT product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next-

generation of applications, including new game stations, servers, digital televisions, and energy-efficient appliances. We continue to commit to research and development to generate new patents and other intellectual property and concentrate on incorporating our technologies into our Focus Products. In the fiscal years ended June 30, 2006, 2005 and 2004, we spent $111.4 million (9.5 percent of revenue), $104.9 million (8.9 percent of revenue), and $92.2 million (8.7 percent of revenue), respectively, on research and development activities.

Our design centers are located throughout the world, including the United States, Canada, the United Kingdom, Denmark, Italy, France, Germany and Singapore. During fiscal year 2006, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served markets. These products also highlighted the company’s focus on delivering integrated solutions and extensive applications support. Among them were a) tailored iMOTION™ integrated design platforms for washers and air conditioners, b) ICs and chipsets improving power density and efficiency in DC-DC applications found in high performance computers and servers, c) the continued expansion of IR’s popular XPhase® and DirectFET® product families, d) ICs for Class D audio and electronic lighting ballasts, e) several “application-ready” reference designs for point-of-load DC/DC conversion, 48V isolated DC-DC conversion, multi-channel Class D audio, and power factor correction, f) IR’s SmartRectifier™ IC helping computer and consumer entertainment devices meet emerging system and standby power regulations, and g) new radiation-hardened DC-DC converters and ultra-low dropout (ULDO) voltage regulators for military and aerospace applications. If the contemplated Divestiture is completed, it is anticipated that the Canada and Germany design centers that relate to our Non-Focus Products will be divested as part of the sale.

Intellectual Property

We continue to make significant investments in developing and protecting our intellectual property. In the past fiscal year, we added over 110 patents worldwide. We have approximately 450 issued unexpired U.S. patents and approximately 1,000 patent applications pending worldwide (including U.S. applications, foreign applications and applications filed under treaty). Our power MOSFET patents expire between 2005 and 2010, with the broadest remaining in effect until 2007 and 2008. We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademark HEXFET® and DirectFET®. We believe that our intellectual property contributes to our competitive advantage.

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

We report ongoing and one-time royalties from the licensing and activities related to the enforcement of our patents and other intellectual property under the IP segment. In the fiscal years ended June 30, 2006, 2005 and 2004, we derived $40.9 million, $41.2 million and $41.9 million of royalty revenues from license agreements, respectively. However, the IP segment revenue is dependent on the continued enforceability and validity of our patents, the ability of our competitors to design around our MOSFET technology or develop competing technologies, and general market conditions. The continuation of such royalties is subject to a number of risks (see “Item 1A, Risk Factors—Our ongoing protection and reliance on our intellectual property assets expose us to risks”).

Aside from our MOSFET technologies, our intellectual property strategy has been to use our intellectual property primarily for the design and development of a value-added family of products, and to defend those products in the marketplace. In our IP segment, we concentrate our efforts on the licensing of technologies or fields of use that have application beyond our product groups or which no longer align with our long-term business strategies for our product groups. We also target certain technologies for licensing that we believe help establish our product platforms and structures as industry standards and thereby, enhance the growth of certain products.

Environmental Matters

Federal, state, local and foreign laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes, and on the operation of our facilities and equipment. We believe we use reasonable efforts to maintain a system of compliance and controls for these laws and regulations. Despite our efforts and controls, from time to time, issues may arise with respect to these matters. However, we do not believe that general compliance with such laws and regulations as now in effect will have a material adverse effect on our results of operations, financial position or cash flows.

Additionally, under some of these laws and regulations, we could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, we may be subject to common law claims if it releases substances that damage or harm third parties. We cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on our results of operations, financial position or cash flows, as could any failure by us to comply with environmental laws and regulations.

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

Employees

As of August 31, 2006, we employed approximately 6,300 people, of whom approximately 4,300 were employed in North America, 1,300 in Europe and 700 in Asia Pacific and Japan. The only collective bargaining agreements to which we are subject apply to our employees in Italy. We have approximately 300 employees in Italy. We consider our relations with our employees to be good. As previously discussed, we are considering the sale of our entire Non-Focus Product business and certain complementary products within our Focus Product segments. If a sale is completed, we currently believe up to 1,500 of our employees may be affected by the sale.

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

Item 1A. Risk Factors

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K Report includes some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth below under “Factors that May Affect Future Results” and other uncertainties disclosed in our reports filed from time to time with the Securities and Exchange Commission. Unless required by law, we undertake no obligation to publicly update or revise any forward looking statements, to reflect new information, future events or otherwise.

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

We maintain backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenue and margins.

With certain exceptions related to products within our Aerospace and Defense and Non-Aligned Product segments, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts.  For example, in our Computing and Communications segment, we have announced substantial new design or program wins in next generation game stations and are currently manufacturing and shipping on that basis.  The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand.  Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty.  As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without any advance purchase commitments from customers.  Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory (the value of our inventory), our revenue and our operating results generally.  Additionally, cancellation or significant reduction in significant customer programs, like those for next generation game stations and servers, could materially affect our ability to achieve our revenue and margin targets.

We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that our inventory will be adequate to meet our needs or will be usable at a future date.

At the end of fiscal year ended June 30, 2006, we reported net inventories of $214.1 million. We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand. If we do not project and build the proper mix and amount of inventory, our revenue and gross margin may be adversely affected. Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and operating results.

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

We operated at over 90 percent of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity. During the fiscal year 2006, our revenues were negatively affected by wafer fabrication constraints for certain fast growing Focus Products. In order to meet the high demand for our Focus Products, we accelerated our capital expansion plans and added capacity to our wafer fabrication manufacturing facility in Newport, Wales. In calendar year 2006, we expect we will have added incremental production capacity of $200 million to $300 million in annual revenue from this facility. We plan to use this fabrication capacity almost exclusively for our Focus Products. If we fail to timely execute on our plans in advance of demand for our products, our revenues could be adversely affected which may prevent us from achieving our margin targets. We cannot assure you that we will complete our plans timely, that the ramp-up of the expanded facilities will occur effectively and without error or delay, or that sufficient third party sources would be available to satisfy our ability to meet customer demand. Even if we fully execute and implement our plans, we cannot guarantee that we will have sufficient worldwide wafer fabrication and assembly manufacturing capacities to meet demand and there may be other unforeseen factors that could adversely impact our operating results.

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

We are actively considering a sale of our entire, or a significant portion of our, Non-Focus Product business (fiscal year 2006 revenues of $280 million), and certain complementary products of our Focus Product segments (fiscal year 2006 revenues of approximately $22 million) (the “Divestiture”). If the Divestiture is completed, it is our goal that within the next couple of years, the remaining revenues will grow faster and the remaining business will be more profitable.  We do not believe that the completion of the Divestiture will substantially alter the customer base that we serve or the competition that we face currently. However, to achieve our goals, for a few quarters following a successful completion of the Divestiture, we plan to more fully develop our Focus Product segments by realigning our sales, distribution and product development functions. We will also configure our manufacturing and support infrastructure to address at least initially lower revenue levels. Despite our plans and efforts, we cannot assure you that we will be successful in achieving our goals or carrying out plans for realignment.

Completion of the Divestiture may require us to be involved in a significant transition of the divested business and assets with the buyer.  We anticipate that the buyer may require manufacturing, sales and marketing and administrative support services, although we do not yet know the length of time the complete scope of support services that may be required.  The activities involved with the divestiture could involve changes to various aspects of our business which could have a material adverse effect on our profitability to an extent we have not anticipated.  Even if we fully execute and implement our plans, there may be unforeseen factors that could have a material adverse impact on our operating results.

The failure to implement and complete our restructuring programs and accomplish planned cost reductions could adversely affect our business.

In December 2002, we announced a number of restructuring initiatives. Our goal was to reposition our company to better fit the market conditions and de-emphasize our commodity business. The restructuring includes consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. The restructuring also includes lowering overhead costs across our support organization. We have substantially completed our restructuring plan and anticipate $1 million to $2 million in remaining charges. However, there may be unforeseen factors that could result in additional amount of charges to be taken or otherwise adversely impact our profitability and business.

Our products may be found to be defective and, as a result, product claims may be asserted against us, which may harm our business and our reputation with our customers and significantly adversely affect our results and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, we shipped large quantities of semiconductor devices in fiscal year 2006 to a wide range of customers around the world, in a variety of high profile and critical applications, and continue to do so. In the ordinary course of our business we receive warranty claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers depending on applicable law and contract), we often need to defend against claims for damages that are disproportionate to the revenue and profit we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business would be adversely affected as a result of a significant alleged quality or performance issues in our products, if we are required or choose to pay for the damages that result. In addition, in our Aerospace and Defense segment, we are sometimes subject to government procurement regulations and other laws that could result in costly investigations and other legal proceedings as a consequence of allegedly defective products or other actions. Although we currently have product liability and other types of insurance, we have certain deductibles and exclusions to such policies and may not have sufficient insurance coverage. We also may not have sufficient resources to satisfy all possible product liability or other types of product claims. In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

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

We have traditionally relied on our patents and proprietary technologies. Patent litigation settlements and royalty income substantially contribute to our financial results. Enforcement of our intellectual property rights is costly, risky and time-consuming. We cannot assure you that we can successfully continue to protect our intellectual property rights, especially in foreign markets. Our key MOSFET patents expire between 2006 and 2010, although our broadest MOSFET patents expire in 2007 and 2008.

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

We have transferred manufacturing from our Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities. We are ramping up our Newport, Wales facility. We have experienced some delays and/or technical problems in moving our various facilities. Continued delays and/or technical problems in completing the remaining transfers could lead to increased costs, reduced yields, delays in product deliveries, order cancellations and/or lost revenue.

Interruptions, delays or cost increases affecting our materials, parts or equipment may impair our competitive position and our operations.

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including silicon, mold compounds and leadframes, on a timely basis from third parties. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of materials, parts and equipment in a timely manner from our third party suppliers or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may discontinue products, extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We have a limited number of suppliers or sole suppliers for some materials, parts and equipment, and any interruption could materially impair our operations and adversely affect our customer relations.

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

We invest excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and governmental securities. We also hold as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation

(“Nihon”). While we have sold 7.8 percent of our previous holdings in Nihon, we have retained a 9.7 percent interest. The value of our investments is subject to market fluctuations, which if adverse, could have a material adverse effect on our financial position and if sold at the down turn, could have a material adverse effect on our operating results.

If we fail to maintain an effective system of internal control over financial reporting or discover material weaknesses in our internal control over financial reporting or financial reporting practices, we may not be able to report our financial results accurately or detect fraud, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud. We are required to periodically evaluate the effectiveness of the design and operation of our internal controls. These evaluations may result in the conclusion that enhancements, modifications or changes to our internal controls are necessary or desirable. As noted with the material weakness that we disclosed and remediated in fiscal year 2006, while management evaluates the effectiveness of our internal controls on a regular basis, we cannot provide absolute assurance that these controls will always be effective or any assurance that the controls, accounting processes, procedures and underlying assumptions will not be subject to revision. There are also inherent limitations on the effectiveness of internal controls and financial reporting practices, including collusion, management override, and failure of human judgment. Because of this, control procedures and financial reporting practices are designed to reduce rather than eliminate business risks. If we fail to maintain an effective system of internal control over financial reporting or if and for so long as management or our independent registered public accounting firm were to discover material weaknesses in our internal control over financial reporting (or if our system of controls and audits result in a change of practices or new information or conclusions about our financial reporting) like the disclosed material weakness, we may be unable to produce reliable financial reports or prevent fraud and it could harm our financial condition and results of operations and result in loss of investor confidence and a decline in our stock price.

Large potential environmental liabilities, including those relating to a former operating subsidiary, may adversely impact our financial position.

Federal, state, foreign and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes, and on the operation of our facilities and equipment. We believe we use reasonable efforts to maintain a system of compliance and controls for these laws and regulations. However, we cannot provide absolute assurance that these controls will always be effective or that issues with respect to these matters will not from time to time occur. There are also inherent limitations on the effectiveness of controls including the failure of human judgment.

Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, we cannot assure you that changes in environmental laws or regulations will not require additional investments in capital equipment or the implementation of additional compliance programs in the future. Additionally, as we prepare for the contemplated divestiture of certain of our facilities, such facilities may undergo further environmental review and investigation which may lead to previously unknown environmental liabilities. Any present or prior failure to comply with environmental laws or regulations could subject us to serious liabilities and could have a material adverse effect on our operating results and financial condition.

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

We have outstanding in principal $550 million of Convertible Subordinated Notes due in July 2007. While we intend to refinance or pay down such notes prior to maturity, if we decide to refinance such notes, in whole or in part, we cannot guarantee that the terms, including interest rate and costs, would be comparable to the current interest rates and costs, and if higher, could adversely affect our future results. Additionally, if we elect in whole or in part to pay down such notes, it would lower the amount of funds we have available for operations or investment.

A failure to renew or replace our existing $150 Million revolving credit facility may expose us to risks.

Our $150 million revolving credit facility with BNP Paribas as administrative agent expires in November 2006. While we currently intend to replace such facility with another facility of at least comparable size, we cannot guarantee that the size and terms (including interest rate and costs), would be comparable to those under the current facility, and if adversely different, could adversely affect our future results. Additionally, if we do not replace or fail to replace such facility it would lower the amount of readily available funds for operations or investment.

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

Our Aerospace and Defense segment is subject to governmental regulation that exposes us to additional risks.

Our Aerospace and Defense segment manufactures and sells certain products that are subject to US export control laws and regulations. The Aerospace and Defense segment also manufactures and sells products that are sold directly or indirectly to the US government and may subject us to certain government procurement regulations, investigations or review. While we maintain a system of control of such products and compliance with such laws and regulations, we cannot provide absolute assurance that these controls will always be effective. There are also inherent limitations on the effectiveness of controls including the failure of human judgment. If we fail to maintain an effective system of control or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product, all of which could have a material affect on our results.

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

Item 1B. Unresolved Staff Comments

We have not received written comments from the commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that remain unresolved.

Section 303A.12 of New York Stock Exchange Listed Company Manual Disclosure

Pursuant to Rule 303A.12(A) of the New York Stock Exchange (“NYSE”) Listed Company Manual, we submitted to the NYSE last year a Section 303A.12(a) Chief Executive Officer (“CEO”) Certification as required by such rule. We also filed with the Securities and Exchange Commission the CEO and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to both this Form 10-K with respect to our 2006 fiscal year and our Form 10-K filed last year with respect to our 2005 fiscal year. All of the above certifications were provided without qualification.

Item 2. Properties

We maintain manufacturing and office facilities around the world. Our major facilities, as of September 15, 2006, are in the following locations and used by the following business segments:

Location	Owned	Leased	Semiconductor Fabrication	Assembly/ Module Manufacturing	Design Center	Business Office	Business Segment(s)*
El Segundo, California (U.S.A.)	X	X	X		X	X	C&C, ESP, A&D, IP, CP
Temecula, California (U.S.A)	X		X			X	C&C, ESP, A&D, CP
Santa Clara, California (U.S.A)		X		X	X		A&D
Irvine, California (U.S.A)		X			X		C&C, ESP
Mesa, Arizona (U.S.A).	X		X				C&C, ESP, A&D, CP
Cary, North Carolina (U.S.A)		X			X		C&C, ESP
Leominster, Massachusetts (U.S.A).	X			X	X		A&D
North Kingston, Rhode Island (U.S.A)		X			X		C&C, ESP
Halifax, Canada		X			X		C&C, ESP
Tijuana, Mexico	X			X		X	C&C, ESP, A&D, CP
Oxted, England (U.K.)	X				X		C&C, ESP
Reigate, England (U.K.)		X				X	C&C, ESP
Swansea, Wales (U.K.)	X			X			ESP, NAP
Newport, Wales (U.K.)	X		X				C&C, ESP
Skovlunde, Denmark		X			X		A&D
Provence, France		X			X		C&C, ESP
Torino, Italy	X	X	X	X	X	X	NAP, CP
Pavia, Italy		X			X		C&C, ESP
Krefeld, Germany		X			X		ESP, NAP
Singapore		X			X	X	C&C, ESP, CP
Shanghai, China	X	X				X	C&C, ESP
Xian, China	X			X	X	X	C&C, ESP
Mumbai, India		X		X			CP , NAP

*	C&C:	Computing and Communications
	ESP:	Energy-Saving Products
	A&D:	Aerospace and Defense
	IP:	Intellectual Property
	CP:	Commodity Products
	NAP:	Non-Aligned Products

We believe our facilities are adequate for current and anticipated near-term operating needs. During the fiscal year ended June 30, 2006, we operated at over 90 percent of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity. During the fiscal year 2006, our revenues were negatively affected by wafer fabrication constraints for certain fast growing Focus Products. In order to meet the high demand for our Focus Products, we accelerated our capital expansion plans and added capacity to our wafer fabrication manufacturing facility in Newport, Wales. In calendar year 2006, we expect we will have added incremental production capacity of $200 million to $300 million in annual revenue from this facility, although we cannot assure you that capacity constraints will not affect revenue growth in the future. We plan to use this fabrication capacity almost exclusively for our Focus Products.

In addition to the facilities listed above, we have sales or technical support offices located in Australia, Canada, China, the Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Italy, Japan, Mexico, New Zealand, the Philippines, Russia, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, the United Kingdom and the United States.

Potential Divestiture.   We are actively considering a sale of our entire, or a significant portion of our, Non-Focus Product business (with fiscal year 2006 revenues of approximately $280 million), and certain complementary products of our Focus Product segments (with fiscal year 2006 revenues of approximately $22 million) (the “Divestiture”). At June 30, 2006, our Board of Directors had not yet committed to a definitive plan to sell, but we had prepared a variety of strategic options for consideration. Any ultimate sale transaction will also require our Board of Directors’ approval, and is currently contemplated to include operations at our Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites. The Divestiture will also include certain wafer manufacturing, product assembly and research and development equipment currently located at our Temecula, California; Tijuana, Mexico; and El Segundo, California locations related to our Non-Focus Products. If the contemplated Divestiture is completed, we will continue to retain the manufacturing facilities primarily used for our Focus Products.

Item 3. Legal Proceedings

In June 2000, we filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of our key U.S. patents 4,959,699; 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by our U.S. patents 4,959,699; 5,008,725 and/or 5,130,767. In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In that same year, following trial on damages issues, a Federal District Court jury awarded us $9.1 million in compensatory damages. The Federal District Court subsequently tripled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that we are entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million. In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted to us by the Federal District Court in Los Angeles of infringement by IXYS of our U.S. patents 4,959,699; 5,008,725 and 5,130,767. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit had the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in our favor regarding the validity and enforceability of the three IR patents. Following remand a federal court jury in Los Angeles, California, held on September 15, 2005, that IXYS elongated octagonal MOSFETs and IGBTs infringed our 4,959,699 patent but did not infringe our 5,008,725 and 5,130,767 patents. On October 6, 2005, the jury awarded us $6.2 million in damages. Based on the jury’s verdict, on February 14, 2006, the District Court entered its final judgment (including permanent injunctions prohibiting IXYS from further infringing sales for the remaining life of the 4,959,699 patent) and found that we are entitled to $6.2 million in compensatory damages for infringement through September 30, 2005, plus an additional 6.5 percent of infringing sales after September 30, 2005. On July 14, 2006, the Federal Circuit entered an order vacating that judgment and remanded the IR v. IXYS action so that the District Court could consider whether to reissue a permanent injunction in light of the Supreme Court’s decision in eBay Inc. v. MercExchange, L.L.C., __ U.S. __, 126 S.Ct. 1837, 164 L.Ed.2d 641 (2006). We then requested that the District Court re-enter the final judgment (and permanent injunction). On September 14, 2006, the District Court granted our motion and re-entered the final judgment. Even though we expect IXYS to appeal the judgment, we believe that it is reasonably assured that the value of the judgment is at least $2.5 million and accordingly, for the fiscal year ended June 30, 2006, we recognized $2.5 million by releasing a previous allowance related to the royalty income.

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

The executive officers of IR are:

Eric Lidow	93	Chairman of the Board
Alexander Lidow	51	Chief Executive Officer
Michael P. McGee	47	Executive Vice President and Chief Financial Officer
Robert Grant	43	Executive Vice President, Global Sales and Corporate Marketing
Walter Lifsey	48	Executive Vice President, Operations
Michael A. Briere	44	Executive Vice President, Research and Development
Donald R. Dancer	55	Executive Vice President, Secretary and General Counsel

Eric Lidow, the founder of the Company, has been a director since our inception in 1947 and was Chief Executive Officer from inception until March 1995. Mr. Lidow continues as Chairman of the Board.

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

Donald R. Dancer joined us in August 2002 and was promoted to Executive Vice President in November 2005. Prior to joining us, Mr. Dancer served 22 years in various senior legal positions with the General Electric Company and most recently was General Counsel for GE Industrial Systems Solutions.

PART II

Item 5. Market for the Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

(Closing Prices in Dollars)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal Year	High	Low	High	Low	High	Low	High	Low
2006	55.82	43.17	45.44	27.86	41.81	33.02	48.54	38.92
2005	39.20	31.39	44.98	34.23	47.30	35.29	49.64	40.34

Our common stock is traded on The New York Stock Exchange under the symbol “IRF.” There were 1,564 holders of record of our common stock as of September 8, 2006. On September 8, 2006, the closing sale price of the common stock on The New York Stock Exchange was $34.93. Shareholders are urged to obtain current market quotations for the common stock.

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

As of fiscal year ended June 30, 2006, 15.8 million common stock shares are reserved for issuance under our stock option plans, of which 12.1 million stock options and restricted stock units are outstanding and 3.7 million are available for future grants. As of fiscal year ended June 30, 2006, 10.8 million stock option and restricted stock units are exercisable at an average exercise price of $39.85.

On November 1, 2005, our Board of Directors authorized a stock repurchase program, under which up to $100 million of our common shares may be repurchased without prior notice, through block trades or otherwise. No shares have been repurchased under the program, which expired on June 30, 2006.

Item 6. Selected Financial Data

The selected consolidated financial data as of June 30, 2006 and 2005 and for the fiscal years ended June 30, 2006, 2005 and 2004, are derived from our audited consolidated financial statements and should be read in conjunction with our audited consolidated financial statements and notes beginning on page 58. The selected consolidated financial data as of June 30, 2004, 2003 and 2002, and for the fiscal years ended June 30, 2003 and 2002, are derived from our audited consolidated financial statements which are not included in this document.

	Fiscal Year Ended June 30,
	2006	2005	2004	2003	2002
Statements of Operations Data (1) (In thousands except per share data)
Revenues	$1,171,118	$1,174,424	$1,060,500	$864,443	$720,229
Gross profit	469,039	510,523	411,094	287,810	256,859
Gross profit margin (2)	40.1%	43.5%	38.8%	33.3%	35.7%
Selling and administrative expense	193,436	173,037	164,723	142,499	125,578
Selling and administrative as a percent of revenues (3)	16.5%	14.7%	15.5%	16.5%	17.4%
Research and development expense	111,418	104,876	92,156	78,904	69,775
Research and development as a percent of revenues	9.5%	8.9%	8.7%	9.1%	9.7%
Impairment of assets, restructuring and severance charges (4)	15,912	33,952	33,534	187,890	—
Income (loss) before income taxes (5)	158,750	184,068	118,284	(126,198)	65,811
Provision for (benefit from) income taxes (6)	51,594	46,608	28,514	(36,559)	17,111
Tax rate (benefit) (6)	32.5%	25.3%	24.1%	(29.0)%	26.0%
Income (loss) from continuing operations	107,156	137,460	89,770	(89,639)	48,700
Net income (loss) per common share:
Basic (7)	$1.51	$2.03	$1.37	$(1.40)	$0.77
Diluted (7)(8)	$1.49	$1.91	$1.31	$(1.40)	$0.75

	At June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data (In thousands)
Cash and cash investments	$1,092,628	$940,720	$836,209	$721,492	$671,312
Total assets	2,505,023	2,223,544	2,017,006	1,821,852	1,813,182
Long-term debt, less current maturities	617,540	547,259	560,019	579,379	566,841
Cash Flows Data (In thousands) (1)
Cash provided by operating activities	$159,926	$221,664	$162,973	$129,491	$43,353
Cash used in investing activities (9)	(174,975)	(277,035)	(79,899)	(68,236)	(212,899)
Cash provided by financing activities (10)	133,758	75,666	43,365	2,635	14,201

(1)          Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. Certain reclassifications have been made to June 30, 2004 and 2003 cash used in investing activities. Previously, our investments in auction rate preferred securities were recorded in cash and cash equivalents rather than short-term cash investments. We reclassified auction rate preferred securities from cash and cash equivalents to short-term investments because the underlying instruments have contractual maturity dates exceeding ninety days. As a result of the reclassifications, our net cash used in investing activities increased by $33.4 million and decreased by $48.3 million for the fiscal years ended June 30, 2004 and 2003, respectively. The reclassifications had no impact on our total current assets, stockholders’ equity, cash flows provided by operating activities or total consolidated results reported in any period presented. At June 30, 2006 and 2005, we had $4.5 million and $0 invested in auction rate securities.

(2)          Fiscal year 2006 gross profit margin was negatively impacted primarily due to higher manufacturing costs at our Newport, Wales facility, including higher fixed costs associated with the new capacity addition which is not yet fully utilized, and new profit sharing and stock option expense. Fiscal year 2003 gross profit margin was negatively impacted from a $6.0 million write-down of raw material and work-in-process inventory related to our restructuring initiatives.

(3)          Fiscal year 2006 selling and administrative expense as a percent of revenues increased primarily related to the new profit sharing and stock option expense, and higher incentive bonuses and employee fringe benefit expenses.

(4)          Impairment of assets, restructuring and severance charges of $15.9 million, $34.0 million, $33.5 million and $187.9 million for the fiscal years ended June 30, 2006, 2005, 2004 and 2003, respectively, comprised of: (1) impairment of assets, plant closure and other charges of $8.2 million, $25.3 million, $15.2 million and $169.7 million for fiscal years 2006, 2005, 2004 and 2003, respectively, and (2) severance-related charges of $7.7 million, $8.7 million, $18.3 million and $18.2 million in fiscal years 2006, 2005, 2004 and 2003, respectively. Fiscal years 2003 through 2006 charges were associated with our restructuring initiatives announced in the quarter ended December 31, 2002, which included asset impairment, plant closure costs and severance charges related to the elimination of manufacturing, operating and company-wide administrative personnel.

(5)          Income before income taxes for the fiscal year ended June 30, 2006 included $15.9 million of restructuring-related charges, $13.6 million gain from the sale of an equity investment, and $1.4 million incremental legal and accounting expenses associated with a proposed convertible debt offering which was subsequently withdrawn and the special dividend repatriation under the American Jobs Creation Act of 2004. Income before income taxes for the fiscal year ended June 30, 2005 included $34.0 million of restructuring-related charges and $6.0 million charge associated with the accelerated vesting of stock options. Income before income taxes for the fiscal year ended June 30, 2004 included $33.5 million of restructuring-related charges and $5.9 million Hitachi net settlement gain related to patent infringement. Loss before income taxes for the fiscal year ended June 30, 2003 included $193.9 million restructuring-related charges, including inventory impairment of $6.0 million, and $2.4 million, of non-recurring net gains recorded as a result of an insurance settlement related to certain damaged fabrication equipment. Fiscal year 2002 included a $7.4 million net insurance gain which was partially offset by $3.7 million of non-recurring litigation and claims settlement expenses.

(6)          Provision for income taxes for the fiscal year ended June 30, 2006 included an additional tax expense associated with the special dividend repatriation under the American Jobs Creation Act of 2004, which negatively impacted the tax rate by five percent.

(7)          Net income per common share, basic and diluted, for fiscal year ended June 30, 2006 included (1) $0.15 charge from the impairment of assets, restructuring and severance charges, (2) $0.11 income from the gain related to the sale of an equity investment, and (3) $0.01 charge from the incremental expenses from the proposed convertible debt offering, subsequently withdrawn, and the special dividend repatriation under the American Jobs Creation Act of 2004. Net income per common share, basic and diluted, for fiscal year ended June 30, 2005 included (1) $0.38 charge from the impairment of assets, restructuring and severance charges and (2) $0.07 charge from the accelerated vesting of stock options. Net income per common share, basic and diluted, for fiscal year ended June 30, 2004 included (1) $0.39 charge from the impairment of assets, restructuring and severance charges and (2) $0.07 income from the one-time Hitachi settlement gain related to patent infringement for fiscal year 2004. Net loss per common share, basic and diluted, for fiscal year 2003 included (1) $2.16 charge from the impairment of assets, restructuring and severance charges and (2) $0.03 income from the net insurance gain. Net income per common share, basic and diluted, for the fiscal year 2002 included (1) $0.09 income from the one-time net insurance gains and (2) $0.04 charge from litigation and claims settlement.

(8)          Net income per common share, diluted for the fiscal year ended June 30, 2005 included the dilutive effect from the conversion of our outstanding convertible subordinated notes into 7,439,000 shares of common stock (the “Effect”) of ($0.06). Net income (loss) per common share, diluted for other periods presented did not include the Effect, as the Effect would have been anti-dilutive. Additionally, 859,000 shares of the Company’s stock options for the fiscal year ended June 30, 2003 were excluded from the “net loss per common share—diluted” calculation, since including those shares would have been anti-dilutive.

(9)          Cash flows used in investing activities primarily reflected net cash used to purchase cash investments and capital expenditures for all years presented. Cash flows used in investing activities in fiscal years ended June 30, 2006, 2005 and 2002, included acquisitions of certain assets and technologies, net of cash, of $3.5 million, $51.1 million and $169.6 million, respectively.

(10)   Cash flows provided by financing activities for the fiscal years ended June 30, 2006, 2005, 2004, 2003 and 2002 reflected $57.9 million, $75.1 million, $44.2 million, $8.1 million and $11.2 million, respectively, for the exercise of stock options and from sales of stock under our employee stock participation plan. Cash flows provided by financing activities in fiscal year 2006 included $81.0 million of proceeds from a new bank loan and $6.0 million of excess tax benefit from options exercised classified in accordance with the adoption of Statement of Financial Accounting Standards 123(R), “Share-Based Payment”.

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

Company and Industry

We are a designer, manufacturer and marketer of power management product devices which use power semiconductors. Power semiconductors address core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features and functionality, increasing fuel efficiency, and extending battery life. Our products are used in a variety of end applications, including computers, communications networking, consumer electronics, energy-efficient appliances, lighting, satellites, launch vehicles, aircraft and automotive diesel injection. In addition, we license our intellectual property to third parties.

According to iSuppli, a market research firm, the market for power management semiconductors in calendar year 2006 will be approximately $24 billion. Our products address approximately $17 billion, or over approximately 72 percent, of this market in calendar year 2006. We believe current demand for our products is driven largely by the following:

•       Information Technology demand for increased speed and functionality

•       Consumer and Industrial demand for energy-efficiency

•       Automotive demand for increased fuel economy

•       Aerospace and Defense demand for advanced power management technology

Our products consist of Power Management Integrated Circuits, or Power Management ICs, Power Components and Power Systems. We report our results in six segments that generally reflect the products’ end-markets and our decision making for our company about allocating resources, including the focus of research and development activities, and in assessing performance. We also generate revenues by licensing and other activities related to the enforcement of our patents and other intellectual property.

We summarize our segments in two groups, Focus Products and Non-Focus Products. Our Focus Product segments are: Computing and Communications (“C&C”), Energy-Saving Products (“ESP”), Aerospace and Defense (“A&D”), and Intellectual Property (“IP”). Our Non-Focus Product segments are: Commodity Products (“CP”) and Non-Aligned Products (“NAP”). (See also Note 7 to the

Consolidated Financial Statements, “Segment and Geographic Information” for further details about our segments.)

We market our products through direct sales staff, representatives and distributors. Our customers include original equipment manufacturers (“OEMs”), distributors and subcontract manufacturers. For our customers in our Focus Product segments, we primarily use direct sales staff and representatives, including field application engineers and technical sales support staff who are able to better address our customers’ requirements. For customers in the Non-Focus Product segments, we primarily sell through distributors. No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of our consolidated revenue for the fiscal year ended June 30, 2006.

Our research and development program focuses on Power Management ICs and the advancement and diversification of our HEXFET, power FET and IGBT product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next-generation of applications, including the new game stations, digital televisions, high-performance services, hybrid vehicles and energy-efficient appliances. We continue to commit to research and development to generate new patents and other intellectual property and concentrate on incorporating our technologies into our Focus Products. In the fiscal years ended June 30, 2006, 2005 and 2004, we spent $111.4 million (9.5 percent of revenue), $104.9 million (8.9 percent of revenue) and $92.2 million (8.7 percent of revenue), respectively, on research and development activities.

We fabricate most of our chips in facilities designed to address the specific requirements of power semiconductors. We believe our wafer fabrication costs are among the lowest in the industry. We have wafer fabrication and/or assembly production facilities in California, Massachusetts, Mexico, the United Kingdom, Italy, India and China. We also use third-party foundries and assemblers that provide us with capacity flexibility. During fiscal year 2006, we ramped up our 8-inch ..25 micron-capable wafer manufacturing facility in Newport, Wales (United Kingdom), to support our most advanced analog and mixed-signal ICs and trench MOSFETs. In calendar year 2006, we expect we will have added incremental production capacity of $200 million to $300 million in annual revenue from this facility. We plan to use this fabrication capacity almost exclusively for our Focus Products.

Potential Divestiture.   We regularly review our products and technology portfolio to determine whether they are aligned with our long-term strategic objectives. We are actively considering a sale of our entire, or a significant portion of our, Non-Focus Product business (with fiscal year 2006 revenues of approximately $280 million), and certain complementary products of our Focus Product segments (with fiscal year 2006 revenues of approximately $22 million) (the “Divestiture”). At June 30, 2006, our Board of Directors had not yet committed to a definitive plan to sell, but we had prepared a variety of strategic options for consideration. Any ultimate sale transaction will also require our Board of Directors’ approval, and is currently contemplated to include operations at our Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites. The Divestiture will also include certain wafer manufacturing, product assembly and research and development equipment currently located at our Temecula, California; Tijuana, Mexico; and El Segundo, California locations.

If the Divestiture is completed, we plan to continue our strategy of growing our Focus Products business and achieving greater profitability. We do not believe that the completion of the Divestiture will substantially alter the customer base that we serve or the competition that we face currently. For a few quarters following a successful completion of the Divestiture, we plan to realign our sales, distribution and product development functions to a business based solely on our Focus Products. We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the Divestiture.

As part of the Divestiture we anticipate that we will provide certain manufacturing, sales, marketing and administrative support services to the buyer. We do not yet know the length of time or level of all of the support services that may be required. Because the nature, timing, costs and reimbursements related to these services and other affects of the Divestiture are not finalized, we cannot determine their impact on our financial performance or position.

Overview of Fiscal Year 2006 Results

Our revenues were $1.17 billion and $1.17 billion for the fiscal years ended June 30, 2006 and 2005, respectively. Revenues as a percentage of total product revenues based on sales location were approximately 28 percent, 49 percent and 23 percent for the United States, Asia and Europe, respectively, compared to 32 percent, 45 percent and 23 percent for the United Sates, Asia and Europe, respectively, for the prior fiscal year ended June 30, 2005. Gross profit margin was 40.1 percent for the fiscal year ended June 30, 2006, compared to 43.5 percent in the prior fiscal year, primarily reflecting higher manufacturing costs at our Newport, Wales facility, including higher fixed costs associated with the new capacity addition which is not yet fully utilized, and new profit sharing and stock option expense.

Revenues from our Focus Product segments increased to $891.4 million for the fiscal year ended June 30, 2006, from $857.6 million for the fiscal year ended June 30, 2005, reflecting growth in our Computing and Communications, Energy-Saving Products and Aerospace and Defense segments. Focus Product revenues increased to 76.1 percent of our consolidated revenues for the fiscal year ended June 30, 2006, from 73.0 percent for the prior fiscal year ended. Gross profit margin for our Focus Product segments was 47.6 percent for the fiscal year ended June 30, 2006 and 50.6 percent for the prior fiscal year ended June 30, 2005. The gross profit margin decline primarily reflected higher manufacturing costs at our Newport, Wales facility, including higher fixed costs associated with the new capacity addition, and new profit sharing and stock option expense.

In our Non-Focus Product segments, revenues were $280.0 million and $316.8 million for the fiscal years ended June 30, 2006 and 2005, respectively. Non-Focus Product segments decreased to 23.9 percent of our consolidated revenues for the fiscal year ended June 30, 2006, from 27.0 percent in the prior fiscal year. Gross profit margin for Non-Focus Product segments was 15.9 percent for the fiscal year ended June 30, 2006 and 24.1 percent for the prior fiscal year ended June 30, 2005, primarily reflecting a lower average selling price and new profit sharing and stock option expense.

For the fiscal year ended June 30, 2006, selling and administrative expense was $193.4 million (16.5 percent of revenues), compared to $173.0 million (14.7 percent of revenues) in the twelve months ended June 30, 2005, reflecting primarily new profit sharing and stock options and higher incentive bonuses and employee fringe benefit expense in fiscal year 2006.

For the fiscal year ended June 30, 2006 and 2005, research and development expense was $111.4 million and $104.9 million (9.5 percent and 8.9 percent of revenues, respectively), primarily reflecting increased spending for ICs and new profit sharing and stock options expense in fiscal year 2006. Our research and development program focused on Power Management ICs and the advancement and diversification of our HEXFET, power FET and IGBT product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next-generation of applications, including new game stations, digital televisions, high-performance services, hybrid vehicles and energy-efficient appliances.

For the fiscal years ended June 30, 2006 and 2005, we operated at over 90 percent of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity. During the fiscal year 2006, our revenues were negatively affected by wafer fabrication constraints for certain fast growing Focus Products. In order to meet the high demand for our Focus Products, we accelerated our capital expansion plans and added capacity to our wafer fabrication manufacturing facility in Newport, Wales. For the fiscal year ended June 30, 2006, our capital expenditures were $158.5 million, up 17 percent over the prior fiscal year ended June 30, 2005. In calendar year 2006, we expect we will have added incremental production capacity of $200 million to $300 million in annual revenue from this facility, although we cannot assure you that capacity constraints will not affect revenue growth in the future. We plan to use this fabrication capacity almost exclusively for our Focus Products.

As of fiscal year ended June 30, 2006, we have substantially completed our restructuring activities previously announced in calendar years 2001 and 2002 which included reorganizing certain business units in the fourth quarter of fiscal 2005, based on the products’ end-markets or strategic application. For the fiscal year ended June 30, 2006, we recorded $15.9 million in total restructuring-related charges, consisting of: $8.2 million for asset impairment, plant closure costs and other charges and $7.7 million for severance-related costs, compared to $34.0 million in the prior fiscal year ended June 30, 2005, consisting of: $25.3 million for asset impairment, plant closure costs and other charges and $8.7 million of severance-related costs. We estimate that total charges associated with the restructuring will be approximately $279 million. These charges will consist of approximately $220 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $53 million for severance. Of the $279 million in total charges, we expect cash charges to be approximately $106 million. As of the fiscal year ended June 30, 2006, we have realized savings of approximately $80 million from the restructuring activities.

We adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)) that became effective for us at the beginning of fiscal year 2006. SFAS No. 123(R) requires that we recognize the fair value of equity awards granted to our employees as compensation expense in the income statement over the requisite service period. For the fiscal year ended June 30, 2006, we recognized $3.5 million in stock compensation expense, which lowered our basic and diluted earnings per share by $0.04. In the prior year fiscal fourth quarter ended June 30, 2005, we accelerated the vesting of all then outstanding equity awards, including employee stock options and restricted stock units, in anticipation of the adoption of SFAS No. 123(R). We will avoid approximately $108 million in future compensation expense associated with our equity awards, of which approximately $60 million would have been in fiscal year 2006. (Refer to Note 5 of Notes to Consolidated Financial Statements, “Stock-Based Compensation” for further details about our stock option plans.)

During the fiscal year ended June 30, 2006, we repatriated $142 million in special dividends of earnings from our controlled foreign subsidiaries under the American Jobs Creation Act of 2004, which increased our income tax rate by five percent for the fiscal year ended June 30, 2006.

At June 30, 2006, we had cash and cash equivalent balances of $482.9 million and investments in marketable debt securities of $609.7 million. Our cash, cash equivalents, investments in marketable debt securities and unused credit facilities of $137.9 million, totaled $1.2 billion. During the fiscal year ended June 30, 2006, operating activities generated cash flow of $159.9 million compared to $221.7 million in the prior fiscal year. Cash flow from operating activities excluded $6.0 million of excess tax benefit from options exercised as a result of the adoption of SFAS No. 123(R). Our cash, cash equivalents and cash investments totaled $1.1 billion at fiscal year ended June 30, 2006. Our $550 million convertible subordinated notes are due in July 2007. We anticipate that these notes will be refinanced through public or private offerings of debt or equity, or be paid down with our existing cash and cash investments.

Results of Operations

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions except percentages):

	Fiscal Years Ended June 30,
	2006		2005		2004
Revenues	$1,171.1	100.0%	$1,174.4	100.0%	$1,060.5	100.0%
Cost of sales	702.1	59.9	663.9	56.5	649.4	61.2
Gross profit	469.0	40.1	510.5	43.5	411.1	38.8
Selling and administrative expense	193.4	16.5	173.0	14.7	164.7	15.5
Research and development expense	111.4	9.5	104.9	8.9	92.2	8.7
Amortization of acquisition-related intangible assets	5.2	0.5	5.9	0.5	5.6	0.5
Impairment of assets, restructuring and severance charges	15.9	1.4	33.9	2.9	33.5	3.2
Other expense (income), net	(9.0)	(0.8)	7.4	0.7	(5.0)	(0.5)
Interest expense (income), net	(6.7)	(0.6)	1.3	0.1	1.8	0.2
Income before income taxes	158.8	13.6	184.1	15.7	118.3	11.2
Provision for income taxes	51.6	4.4	46.6	4.0	28.5	2.7
Net income	107.2	9.2%	$137.5	11.7%	$89.8	8.5%

Fiscal 2006 Compared with Fiscal 2005

Revenues and Gross Margin

Our revenues were $1.17 billion and $1.17 billion for the fiscal years ended June 30, 2006 and 2005, respectively. Revenues as a percentage of total product revenues based on sales location were approximately 28 percent, 49 percent and 23 percent for the United States, Asia and Europe, respectively, compared to 32 percent, 45 percent and 23 percent for the United States, Asia and Europe, respectively, for the prior fiscal year ended June 30, 2005. Gross profit margin was 40.1 percent for the fiscal year ended June 30, 2006, compared to 43.5 percent in the prior fiscal year, primarily reflecting higher manufacturing costs at our Newport, Wales facility, including higher fixed costs associated with the new capacity addition which is not yet fully utilized, and new profit sharing and stock option expense.

Revenues from our Focus Product segments increased to $891.4 million for the fiscal year ended June 30, 2006, from $857.6 million for the fiscal year ended June 30, 2005, reflecting growth in our Computing and Communications, Energy-Saving Products and Aerospace and Defense segments. Focus Product revenues increased to 76.1 percent of our consolidated revenues for the fiscal year ended June 30, 2006, from 73.0 percent for the prior fiscal year ended. Gross profit margin for our Focus Product segments was 47.6 percent for the fiscal year ended June 30, 2006 and 50.6 percent for the prior fiscal year ended June 30, 2005. Gross profit margin decline primarily reflected higher manufacturing costs at our Newport, Wales facility, including higher fixed costs associated with the new capacity addition, and new profit sharing and stock option expense.

In our Non-Focus Product segments, revenues were $280.0 million and $316.8 million for the fiscal years ended June 30, 2006 and 2005, respectively. Non-Focus Product segments decreased to 23.9 percent of our consolidated revenues for the fiscal year ended June 30, 2006, from 27.0 percent in the prior fiscal year ended. Gross profit margin for Non-Focus Product segments was 15.9 percent for the fiscal year ended June 30, 2006 and 24.1 percent for the prior fiscal year ended June 30, 2005, primarily reflecting a lower average selling price and new profit sharing and stock option expense.

As of June 30, 2006, our twelve-month backlog of orders was $566.0 million compared to $393.7 million as of June 30, 2005. The increase in backlog is primarily related to the Computing and Communications and Energy-Saving Product segments, reflecting major new programs in game stations, servers, digital televisions and appliances.

Revenues and gross margin by business segments are as follows (in thousands except percentages):

	June 30, 2006			June 30, 2005
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications (“C&C”)	$403,213	34.4%	40.6%	$386,662	32.9%	44.6%
Energy-Saving Products (“ESP”)	310,118	26.5	49.6	300,521	25.6	55.0
Aerospace and Defense (“A&D”)	137,223	11.7	48.2	129,295	11.0	42.8
Intellectual Property (“IP”)	40,877	3.5	100.0	41,160	3.5	100.0
Subtotal Focus Products	891,431	76.1	47.6	857,638	73.0	50.6
Commodity Products (“CP”)	172,203	14.7	19.0	206,226	17.6	28.6
Non-Aligned Products (“NAP”)	107,484	9.2	10.9	110,560	9.4	15.9
Subtotal Non-Focus Products	279,687	23.9	15.9	316,786	27.0	24.1
Consolidated Total	$1,171,118	100.0%	40.1%	$1,174,424	100.0%	43.5%

Potential Divestiture.   We regularly review our products and technology portfolio to determine whether they are aligned with our long-term strategic objectives. We are actively considering a sale of our entire, or a significant portion of our, Non-Focus Product business (with fiscal year 2006 revenues of $280 million), and certain complementary products of our Focus Product segments (with fiscal year 2006 revenues of approximately $22 million) (the “Divestiture”). At June 30, 2006, our Board of Directors had not yet committed to a definitive plan to sell, but we had prepared a variety of strategic options for consideration. Any ultimate sale transaction will also require our Board of Directors’ approval, and is currently contemplated to include operations at our Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites. The Divestiture will also include certain wafer manufacturing, product assembly and research and development equipment currently located at our Temecula, California; Tijuana, Mexico; and El Segundo, California locations.

If the Divestiture is completed, we plan to continue our strategy of growing our Focus Products business and achieving greater profitability. We do not believe that the completion of the Divestiture will substantially alter the customer base that we serve or the competition that we face currently. For a few quarters following a successful completion of the Divestiture, we plan to realign our sales, distribution and product development functions to a business based solely on our Focus Products. We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the Divestiture.

As part of the Divestiture we anticipate that we will provide certain manufacturing, sales, marketing and administrative support services to the buyer. We do not yet know the length of time or level of all of the support services that may be required. Because the nature, timing, costs and reimbursements related to these and other affects of the Divestiture services are not finalized, we cannot determine their impact on our financial performance or position.

Computing and Communications

The Computing and Communication segment is comprised of our Power Management ICs, including iPowir™ multi-chip modules and DirectFET™ solutions, and Power Components, primarily HEXFET Power Components, that are used in servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles. Our C&C segment products are also used in digital television, liquid crystal displays (“LCDs”), portable handheld devices and cellular phones, and are primarily used for DC-DC converter type applications.

Revenue increased by four percent compared to the prior fiscal year, primarily reflecting growth in our game stations and server business. Gross margin for the C&C segment decreased to 40.6 percent for the fiscal year ended June 30, 2006, from 44.6 percent for the prior fiscal year, primarily reflecting higher manufacturing costs at our Newport, Wales facility and the new profit sharing and stock options expenses in fiscal year 2006.

Energy-Saving Products

The Energy-Saving Product segment is comprised of our Power Management ICs and Power Components, primarily HEXFET and IGBT Power Components, that provide solutions for variable speed motion control in energy-saving appliances (such as washing machines, refrigerators and air conditioners), and industrial systems (such as fans, pumps and compressors), advanced lighting products (including fluorescent lamps, high intensity discharge (“HID”) lamps, cold cathode fluorescent (“CCFL”) tubes and light emitting diodes (“LED”) lighting), advanced automotive solutions (primarily diesel injection, electric-gasoline hybrid and electric power steering systems), and consumer applications (for example, plasma TVs and digital-audio units).

Revenue increased by three percent, reflecting growth of our energy-efficient appliance and digital televisions businesses, offset by a decline in our domestic automotive business. Gross margin for the ESP segment was 49.6 percent for the fiscal year ended June 30, 2006, compared to 55.0 percent in the prior fiscal year. The decrease was primarily due to higher manufacturing costs at our Newport, Wales facility, including costs associated with the new capacity addition not yet fully utilized, and new profit sharing and stock options expense in fiscal year 2006.

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

Revenue for the fiscal year ended June 30, 2006 increased by six percent from the fiscal year ended June 30, 2005, reflecting growth in our commercial and military surveillance satellite programs. Gross margin for the A&D segment increased to 48.2 percent for the fiscal year ended June 30, 2006, from 42.8 percent in the prior fiscal year, primarily reflecting sale of a higher-margin product mix, manufacturing efficiencies and restructuring cost savings.

Intellectual Property

The Intellectual Property segment reports ongoing and one-time royalty income from licensing and activities related to the enforcement of our patents and other intellectual property, which may include claim settlements from successful defense of our licenses. IP revenue was $40.9 million for the fiscal year ended June 30, 2006 compared to $41.2 million for the prior fiscal year ended. Our licensed MOSFET patents expire between 2006 and 2010, with the broadest remaining in effect until 2007 and 2008.

Commodity Products

The Commodity Product segment is comprised primarily of older-generation Power Components that have widespread use throughout the power management industry, but are typically commodity in nature and sold with margins generally below our strategic targets.

For the fiscal year ended June 30, 2006, revenue was $172.2 million, down 17 percent from $206.2 million in the fiscal year ended June 30, 2005, as we continued to withdraw from certain low margin business opportunities in fiscal year 2006. Gross margin for our CP segment decreased to 19.0 percent for the fiscal year ended June 30, 2006, from 28.6 percent in the prior fiscal year, reflecting a lower average selling price and new profit sharing and stock options expense in fiscal year 2006.

Non-Aligned Products

The Non-Aligned Product segment includes businesses, product lines or products that we are targeting for realignment, whether by divestiture or otherwise. Currently, product lines reported in this segment include certain modules (including the Company’s automotive system products), rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications.

NAP revenue for the fiscal year ended June 30, 2006 was $107.5 million, decreasing three percent from $110.6 million in the fiscal year ended June 30, 2005. Gross margin for our NAP segment decreased to 10.9 percent for the fiscal year ended June 30, 2006, from 15.9 percent in the prior fiscal year, reflecting primarily new profit sharing and stock options expense in fiscal year 2006.

We are actively considering a sale of our entire, or a significant portion of our, Non-Focus Product business consisting of CP and NAP segments (with fiscal year 2006 revenues of approximately $280 million), and certain complementary products of our Focus Product segments (with fiscal year 2006 revenues of approximately $22 million). At June 30, 2006, our Board of Directors had not yet committed to a definitive plan to sell, but we had prepared a variety of strategic options for consideration.

Selling and Administrative Expense

For the fiscal year ended June 30, 2006, selling and administrative expense was $193.4 million (16.5 percent of revenues), compared to $173.0 million (14.7 percent of revenues) for the fiscal year ended June 30, 2005, reflecting primarily new profit sharing and stock options expenses, and higher incentive bonuses and employee fringe benefit expenses, in fiscal year 2006.

Research and Development Expense

For the fiscal year ended June 30, 2006 and 2005 research and development expense was $111.4 million and $104.9 million (9.5 percent and 8.9 percent of revenues), respectively, primarily reflecting increased research and development spending for ICs and new profit sharing and stock options expense in fiscal year 2006.

Impairment of Assets, Restructuring and Severance Charges

During fiscal year 2003 second quarter ended December 31, 2002, we announced our restructuring initiatives. Under these restructuring initiatives, our goal was to reposition us to better fit the market conditions and de-emphasize the commodity business. Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products. We also planned to lower overhead costs across our support organizations. We have substantially completed these restructuring activities as of June 30, 2006.

We estimate that total charges associated with the restructuring will be approximately $279 million. These charges will consist of approximately $220 million for asset impairment, plant closure costs and other charges, $6 million of raw material and work-in-process inventory, and approximately $53 million for severance. Of the $279 million in total charges, we expect cash charges to be approximately $106 million. As of fiscal year ended June 30, 2006, we have realized savings of approximately $80 million from the restructuring activities.

For the fiscal year ended June 30, 2006, we recorded $15.9 million in total restructuring-related charges, consisting of: $8.2 million for asset impairment, plant closure costs and other charges and $7.7 million for severance-related costs. For the fiscal year ended June 30, 2005, we recorded $34.0 million in total restructuring-related charges, consisting of: $25.3 million for asset impairment, plant closure costs and other charges and $8.7 million for severance-related costs. Restructuring-related costs were measured in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. Asset impairments were calculated in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In determining the asset groups, we grouped assets at the lowest level for which independent identifiable cash flows information was available. In determining whether an asset was impaired we evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from our initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses. Based on this, we determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

As of June 30, 2006, we had recorded $277.3 million in total charges, consisting of: $218.4 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $52.9 million for severance-related costs. Components of the $218.4 million asset impairment, plant closure and other charges included the following items:

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

•       As we emphasize more advanced generation Schottky products, we expect the future revenue stream from our less advanced facility in Borgaro, Italy to decrease significantly. This facility had a net book value of $20.5 million and was written down by $13.9 million. It is expected that this facility will continue in use until approximately December 2007 and the remaining basis is being depreciated over units of production during this period. It is assumed that salvage value will equal disposition costs.

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

•       We have eliminated the manufacturing of our non-space military products in our Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle our non-space qualified products formerly manufactured in this facility. We have also transitioned the assembly and test of non-space Power Components from our Leominster, Massachusetts facility to our Tijuana, Mexico facility, as of December 31, 2005. Associated with this reduction in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.1 million.

•       $59.3 million in other miscellaneous items were charged, including $50.1 million in relocation costs and other impaired asset charges and $9.2 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories to their net realizable value, with a carrying value of $98.2 million, by $6.0 million. For the fiscal years ended June 30, 2006, 2005 and 2004, we had disposed of $1.1 million, $1.8 million and $0.4 million, respectively, of these inventories, which did not have a material impact on gross margin for the fiscal years then ended. As of June 30, 2006, $0.1 million of these inventories remained to be disposed.

Our restructuring activities were expected to result in severance charges of approximately $53 million through June 2006. Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount
El Segundo, California	Close manufacturing facilities	$10 million
Santa Clara, California and Leominster, Massachusetts	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	13 million
Veneria, Italy	Move manufacturing to India and discontinue certain products	11 million
Company-wide	Realign business processes	15 million
Total		$53 million

To date, of the $53 million noted above, we have recorded $52.9 million in severance-related charges: $44.4 million in severance termination costs related to approximately 1,300 administrative, operating and manufacturing positions, and $8.5 million in pension termination costs at our manufacturing facility in Oxted, England. For the fiscal years ended June 30, 2006 and 2005, we recorded $4.3 million and $8.5 million, respectively, in severance termination costs and $3.4 million and $0, respectively, in pension termination costs. The severance charges associated with the elimination of positions, which included the 1,300 employees notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

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

The following summarizes our severance accrued related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the fiscal years ended June 30, 2006, 2005 and 2004. Severance activity related to the elimination of 29 administrative and operating personnel as part of the June 2001 restructuring is also disclosed. The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)
Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	4,290	—	4,290
Purchase price adjustment	—	—	(708)	(708)
Costs paid	(136)	(6,019)	(1,116)	(7,271)
Foreign exchange impact	—	143	(1)	142
Accrued severance, June 30, 2006	$235	$6,538	$282	$7,055

Other Income and Expense

Other income (expense) was $9.0 million and ($7.4) million for the fiscal years ended June 30, 2006 and 2005, respectively. For the fiscal year ended June 30, 2006, we recognized $13.6 million of gain from the sale of an equity investment, and $1.4 million of incremental legal and accounting expenses associated with a proposed convertible debt offering, subsequently withdrawn, and the special dividend repatriation under the American Jobs Creation Act of 2004. For the fiscal year ended June 30, 2005, we recorded $6.0 million of charges associated with the accelerated vesting of stock options and restricted stock units (see Note 5 of Notes to the Consolidated Financial Statements, “Stock-Based Compensation” for further details regarding the accelerated vesting).

Interest Income and Expense

Interest income was $33.2 million and $18.0 million for the fiscal years ended June 30, 2006 and 2005, respectively. The increase in income reflected higher prevailing interest rates and a higher average cash and cash investment balance during the fiscal year 2006.

Interest expense was $26.5 million and $19.2 million for the fiscal years ended June 30, 2006 and 2005, respectively. The increase in current period expense primarily reflected a higher effective interest rate payable on our $550 million convertible subordinated notes outstanding (see Note 4, “Bank Loans and Long-Term Debt” regarding the modification of the effective interest payable on our convertible notes).

Income Taxes

Our effective tax rate for the fiscal years ended June 30, 2006 and 2005, was 32.5 percent and 25.3 percent, respectively, rather than the expected U.S. federal statutory tax rate of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without a foreign tax benefit. Tax provision for the fiscal year ended June 30, 2006 included an additional tax expense associated with the special dividend repatriation from our controlled foreign subsidiaries under the American Jobs Creation Act of 2004, which increased the tax rate by five percent.

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

Revenues from our Focus Products increased by 18 percent to $857.6 million for the fiscal year ended June 30, 2005, compared to $729.6 million in the prior fiscal year. These revenues comprised 73 percent of total revenues for fiscal year 2005, compared to 69 percent for fiscal year 2004. The revenue increase from our Focus Products was partially offset by decrease from sales of our Non-Focus Products. Non-Focus Products revenues decreased by four percent to $316.8 million in fiscal 2005 from $330.9 million in fiscal 2004.

Revenues as a percentage of total product revenues based on sales location were approximately 32 percent, 45 percent and 23 percent for the United States, Asia and Europe, respectively, for the fiscal year ended June 30, 2005. Revenues as a percentage of total product revenues were approximately 30 percent, 46 percent and 24 percent for the United States, Asia and Europe, respectively, for the fiscal year ended June 30, 2004.

For the fiscal year ended June 30, 2005 and 2004, gross profit was $510.5 million and $411.1 million (43.5 percent and 38.8 percent of revenues), respectively. The gross profit margin improvement reflected the sale of a higher margin mix of our Focus Products, greater manufacturing efficiency from increased capacity utilization, and manufacturing cost savings across all segments. Average product selling price sold across all our segments declined by approximately four percent. We have discontinued over $100 million of business opportunities since the beginning of fiscal year 2004 to help address the price pressures faced by the commodity components contained in our Focus Products and Non-Focus Product segments.

As of June 30, 2005, our backlog of orders was $393.7 million compared to $403.3 million as of June 30, 2004. The backlog for our C&C and CP segments declined, which was partially offset by increase in backlog for our ESP and A&D segments.

Revenues and gross margin by business segments are as follows (in thousands except percentages):

	June 30, 2005			June 30, 2004
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications (“C&C”)	$386,662	32.9%	44.6%	$328,330	31.0%	37.2%
Energy-Saving Products (“ESP”)	300,521	25.6	55.0	250,763	23.6	49.8
Aerospace and Defense (“A&D”)	129,295	11.0	42.8	108,610	10.2	37.4
Intellectual Property (“IP”)	41,160	3.5	100.0	41,927	4.0	100.0
Subtotal Focus Products	857,638	73.0	50.6	729,630	68.8	45.2
Commodity Products (“CP”)	206,226	17.6	28.6	217,856	20.5	30.0
Non-Aligned Products (“NAP”)	110,560	9.4	15.9	113,014	10.7	14.1
Subtotal Non-Focus Products	316,786	27.0	24.1	330,870	31.2	24.6
Consolidated Total	$1,174,424	100.0%	43.5%	$1,060,500	100.0%	38.8%

Computing and Communications

C&C revenue increased by 18 percent compared to the prior fiscal year, reflecting more units sold as a result of increasing demands for greater computing power and improved communications. We believe we will continue to grow our server market share and we expect an increase in our communications and networking business, whose orders for the fiscal quarter ended June 30, 2005, were up 28 percent compared to the fiscal quarter ended March 31, 2005.

Gross margin for the C&C segment improved to 44.6 percent for the fiscal year ended June 30, 2005, from 37.2 percent for the prior fiscal year, reflecting revenue growth as indicated above, sales from higher margin product lines, such as DirectFET HEXFET Power MOSFETS, greater manufacturing efficiency from increased capacity utilization, and restructuring cost savings.

Energy-Saving Products

ESP revenue increased by 20 percent, which is attributed to more units sold as a result of energy shortages driving demand for greater efficiency across various end-market applications. The strong housing industry worldwide is increasing demand for our energy-efficient appliance business. At the same time, developing economies such as China and India are contributing to the growth in our lighting business. Our appliance and lighting revenues increased by 41 percent during the fiscal year ended June 30, 2005 compared to the prior fiscal year.

Gross margin for the ESP segment improved to 55.0 percent for the fiscal year ended June 30, 2005, from 49.8 percent in the prior fiscal year, reflecting revenue growth as indicated above, sales of higher margin product lines, such as our energy-saving appliance modules, greater manufacturing efficiency from increased capacity utilization, and restructuring cost savings.

Aerospace and Defense

A&D revenue for the fiscal year ended June 30, 2005 increased by 19 percent from the fiscal year ended June 30, 2004. Sales of new logic level radiation-hardened MOSFET products, additional sales into customer in-house DC-DC markets, and increased market share for more efficient and intelligent power management solutions contributed to the growth.

Gross margin for the A&D segment improved to 42.8 percent for the fiscal year ended June 30, 2005, from 37.4 percent in the prior fiscal year, reflecting revenue growth as indicated above, sales of higher margin product lines, such as the radiation-hardened power management modules, higher average selling price for certain products and restructuring cost savings.

Intellectual Property

IP revenue for the fiscal year ended June 30, 2005 were fairly consistent with the prior fiscal year at $41.2 million for the fiscal year ended June 30, 2005 compared to $41.9 million for the prior fiscal year ended. Our licensed MOSFET patents expire between 2005 and 2010, with the broadest remaining in effect until 2007 and 2008.

Commodity Products

For the fiscal year ended June 30, 2005, CP revenue was $206.2 million, down five percent from $217.9 million in the fiscal year ended June 30, 2004, as we continued to discontinue certain low margin business opportunities in fiscal year 2005.

Gross margin for our CP segment was 28.6 percent for the fiscal year ended June 30, 2005, and 30.0 percent in the prior fiscal year.

Non-Aligned Products

NAP revenue for the fiscal year ended June 30, 2005 was $110.6 million, decreasing two percent from $113.0 million in the fiscal year ended June 30, 2004.

Gross margin for our NAP segment improved to 15.9 percent for the fiscal year ended June 30, 2005, from 14.1 percent in the prior fiscal year, reflecting greater manufacturing efficiency from increased capacity utilization and restructuring cost savings.

Selling and Administrative Expense

For the fiscal year ended June 30, 2005, selling and administrative expense was $173.0 million (14.7 percent of revenues), compared to $164.7 million (15.5 percent of revenues) for the fiscal year ended June 30, 2004. The decline in the selling and administrative expense ratio primarily reflected a higher revenue base in the current year compared to the prior year and our cost containment efforts. The absolute selling and administrative expense increase primarily reflected sales commissions and other variable costs paid on a higher revenue base.

Research and Development Expense

For the fiscal year ended June 30, 2005 and 2004, research and development expense was $104.9 million and $92.2 million (8.9 percent and 8.7 percent of revenues), respectively. Research and development expenditures increased reflecting continued development efforts on our Focus Products across our C&C, ESP and A&D segments. Approximately 90 percent of the fiscal year 2005 spending was related to new technology and product development for our Focus Products across our C&C, ESP and A&D segments.

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

For additional information about our restructuring charges, refer to “Fiscal 2006 Compared with Fiscal 2005—Impairment of Assets, Restructuring and Severance Charges” above.

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

Income Taxes

Our effective tax rate for the twelve months ended June 30, 2005 and 2004, was 25.3 percent and 24.1 percent, respectively, rather than the expected U.S. federal statutory tax rate of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits; partially offset by state taxes and certain foreign losses without foreign tax benefit.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalent balances of $482.9 million and cash investments of $609.7 million. Our cash, cash equivalents, cash investments and unused credit facilities of $137.9 million, totaled $1.2 billion. As of June 30, 2006 our investment portfolio consists of available-for-sale fixed income and investment-grade securities.

During the fiscal year ended June 30, 2006, operating activities generated cash flow of $159.9 million compared to $221.7 million generated in the prior fiscal year. Cash flow from operations included $88.0 million of depreciation and amortization and $12.0 million of tax benefit from options exercised for the twelve months ended. Cash flow from operations excluded $6.0 million of excess tax benefit from options exercised as a result of the adoption of SFAS No. 123(R). Changes in operating assets and liabilities decreased cash by $36.0 million. The increase in working capital was primarily attributable to an increase in inventory as we prepare for the record order and backlog as of the fiscal year ended June 30, 2006, and a higher accounts receivable balance primarily due to average extended payment terms in Japan, partially offset by increases in accounts payable, accrued salaries and wages, and accrued taxes due to timing of cash payments.

During the fiscal year ended June 30, 2006, cash used in investing activities totaled $175.0 million. Proceeds from sales or maturities of cash investments were $750.3 million, while purchases were $787.9 million for the twelve months ended June 30, 2006. As discussed in Note 14, “Related Party Transactions”, we sold 2.6 million shares of our investment in Nihon Inter Electronics Corporation, which contributed

$19.1 million. We invested $158.5 million in capital expenditures, reflecting an increase of 17 percent over the prior fiscal year ended June 30, 2005. For the fiscal years ended June 30, 2006 and 2005, we operated at over 90 percent of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontractor or foundry capacity. During the first half of our fiscal year 2006, our revenues were negatively affected by wafer fabrication constraints for certain fast growing Focus Products. In order to meet the high demand for our Focus Products, we accelerated our capital expansion plans and added capacity to our wafer fabrication manufacturing facility in Newport, Wales. In calendar year 2006, we expect we will have added incremental production capacity of $200 million to $300 million in annual revenue from this facility, although we cannot assure you that capacity constraints will not affect revenue growth in the future. We plan to use this fabrication capacity almost exclusively for our Focus Products.

At June 30, 2006, we had purchase commitments for capital expenditures of approximately $21.6 million, the majority of which is at our Newport facility. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

Financing activities during the fiscal year ended June 30, 2006 generated $133.8 million. As discussed in Note 4, “Bank Loans and Long-Term Debt”, in June 2006, our subsidiary in Singapore entered into a Credit Agreement with Bank of America, N.A. (“BoA”). Proceeds from the Credit Agreement contributed $81 million. Proceeds from the issuance of common stock and the exercise of stock options contributed $57.9 million. Cash flows from financing activities included $6.0 million of excess tax benefit from options exercised as a result of the adoption of the SFAS No. 123(R). As of June 30, 2006, we had revolving, equipment and foreign credit facilities of $169.5 million, against which $31.5 million had been used.

As discussed in Note 3, “Derivative Financial Instruments”, we are required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the December 2002 and April 2004 interest rate swap transactions, as determined periodically. At June 30, 2006, $20.7 million in letters of credit were outstanding related to these transactions. The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time. To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter ended June 30, 2006, our letter of credit commitment would have increased by $3.0 million to $23.7 million.

We do not have any off balance sheet arrangements as of June 30, 2006. As of June 30, 2006, the following lists our contractual obligations for the next five years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years & thereafter
Long-term debt	$639,112	$7,128	$631,326	$53	$54	$56	$495
Interest payable on convertible notes	34,760	34,760	—	—	—	—	—
Operating leases	20,602	4,220	4,124	3,258	3,002	3,100	2,898
Capital equipment purchase commitments	21,600	21,600	—	—	—	—	—
Total	$716,074	$67,708	$635,450	$3,311	$3,056	$3,156	$3,393

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under the $150 million Credit Facility with BNP Paribas (see Note 4 of the Notes to the Consolidated Financial Statements, “Bank Loans and Long-Term Debt”), will be sufficient to meet our currently foreseeable operating cash requirements and to take advantage of strategic opportunities as they occur in the next twelve months. The Credit Facility with BNP Paribas will expire in November 2006 and we intend to replace this with another $150 million facility.

Our $550 million convertible subordinated notes are due in July 2007. We anticipate that these notes will be refinanced through public or private offerings of debt or equity, or be paid down with our existing cash and cash investments. The Credit Agreement entered into by our Singapore subsidiary with Bank of America, N.A. is due in June 2008, which we anticipate may be refinanced or be paid down with the existing cash and cash investments at that time. Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncement

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before being recognized in the financial statements. This Interpretation requires that the impact of a tax position be recognized if it is more likely than not of being sustained in an audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies”. FIN No. 48 is effective beginning with our fiscal first quarter ended September 30, 2007 of fiscal year 2008. We are currently assessing the impact of FIN No. 48.

Critical Accounting Policies and Estimates

Revenue Recognition and Allowances

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, we recognize revenue when the evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of service has occurred. We recognize the majority of revenues upon shipment for product sales to all customers, including distributors, with provisions for estimated returns and allowances recorded at the time of shipment. Certain customers have limited rights of returns and price protection programs. We continuously monitor product returns and potential price adjustments and records a provision for these based on known credits and historical experience. While such credits have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same predictability in estimating returns and allowances. If the historical data and estimates we used to calculate these provisions do not properly reflect future activity, our net sales, gross profit, net income and earnings per share could be impacted.

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

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Realization of deferred tax assets is dependent upon generating sufficient taxable income. Valuation allowances are established for the deferred tax assets that we believe do not meet the “more likely than not” criteria established by SFAS No. 109. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If our assumptions and estimates change in the future, then the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income as a credit to income tax expense. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

U.S. income taxes have not been provided on approximately $225.9 million of undistributed earnings of foreign subsidiaries since we consider these earnings to be invested indefinitely or offset by foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Loss Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, “Accounting for Contingencies”, requires that we provide an allowance for the estimated loss from a loss contingency such as a legal proceeding or claim, if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. SFAS No. 5 requires that we disclose material loss contingencies if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and whether we can reasonably estimate the amount of the loss. We regularly evaluate current information available to us to assess whether such accruals should be adjusted. If the actual outcome of the legal proceeding or claim differs from our assessment, our financial position, results of operations or cash flows could be materially impacted.

Stock-Based Compensation

Effective at the beginning of our fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS No. 123(R)”) to account for stock-based compensation. Under SFAS No. 123(R), we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on an estimated forfeiture rate, which is updated as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on our best estimates and judgments.

Derivatives

Our primary objectives for holding derivative financial instruments are to (1) hedge non-U.S. currency risks and (2) minimize U.S. interest rate risk. We have entered into short and long-term foreign exchange forward contracts with various banks, to hedge the variability in cash flows from foreign currency fluctuations. We have not designated the short-term forward contracts as accounting hedges and their unrealized gains or losses are included in the current period’s other income or expense. The fair values of the forward contracts are based on Reuters published rates on the trade date. We anticipate that the settlement and the mark-to-market of the short-term forward contracts will offset the income statement impact from revaluing the underlying foreign currency denominated assets and liabilities. To the extent the notional amount of our foreign currency forward contracts are materially different than the balance of the underlying foreign currency denominated assets and liabilities, our operating results, financial position and cash flows may be materially impacted.

To reduce the effect of exchange rate fluctuations on $5 million of quarterly forecasted intercompany purchases by our Japan subsidiary, we have entered into a five-year forward contract with BNP Paribas in May 2006. This contract replaced the March 2001 five-year forward contract that expired in March 2006, which hedged $11 million of quarterly forecasted intercompany purchases by our Japan subsidiary. The forward contracts qualified and were designed as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which required that the mark-to-market adjustments be recorded in other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings. We evaluate the effectiveness of the cash flow hedges based on updated forecasts of intercompany purchases by our Japan subsidiary through the contract expiration date. Based on this test, if we determine that the original hedged transaction will probably not occur as anticipated, and the cash flow hedge is to be discontinued, any unrealized gains or losses accumulated in other comprehensive income would be reclassified into earnings. Our forecasted intercompany purchases by our Japan subsidiary is dependent on a number of factors, including sale of certain products and maintaining certain customer relationships, which if different from originally forecasted, may cause the cash flow hedge to be materially ineffective, and thereby, have a material impact on our operating results, financial position and cash flows.

We have entered into certain interest rate swap agreements to modify the effective interest payable on our $550 million convertible notes from a fixed coupon rate of 4.25 percent to a variable rate that is based on the London InterBank Offered Rate. The swap transactions qualified and were designated as fair value hedges, which required that the swaps and the convertible notes be marked to market through interest expense. We use a regression analysis to measure the effectiveness of the interest rate swaps, and the changes in the fair value of the swaps is materially offset by the mark-to-market adjustments on the debt. Our $550 million convertible notes mature in July 2007, and we anticipate that the notes may be refinanced through public or private debt or equity offering or be paid down with our available cash and cash investments. We plan that the interest rate swaps would be terminated at the same time the underlying debt is terminated. However, the timing of the debt and swap terminations may be subject to certain events outside of our control, which could result in material impact on our operating results, financial position and cash flows.

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

We evaluate the recoverability of long-lived assets based on the expected undiscounted cash flows for their asset group as determined in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, without regard to taxes. Impairments, if any, are recognized based upon the fair value of the assets. Fair value is based upon a discounted cash flow analysis. We use the undiscounted cash flows and apply an appropriate discount rate that is representative of the discount rate used when evaluating potential acquisitions. In developing the cash flow projections, we use revenue and cost assumptions based on current levels adjusted for anticipated future market conditions. If these market conditions do not materialize, the cash flow forecasts could be materially impacted.

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

We evaluate the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. We identify the reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units, in order to assess goodwill for impairment.

In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, and assume certain revenues and costs based on current levels adjusted for anticipated future market conditions. We have also assumed fair values based on current market bids for certain of our reporting units, which may differ significantly from the actual sale amount if we are to sell the reporting units. Any significant negative variances in actual results from our assumptions could potentially indicate impairment of goodwill and acquisition-related intangible assets at one or more of our reporting units.

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

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, variable-rate convertible notes and bank loan, credit facilities and interest rate swaps. Our primary objective is to preserve principal while maximizing net investment yield without significantly increasing risk. At June 30, 2006, we evaluated the effect that near-term changes in interest rates would have had on these transactions. A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had an annualized favorable impact of approximately $1.5 million on net interest income/expense since the interest income on our cash and cash investments would have outweighed additional interest expense on our variable-rate debt.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”) (see Notes 3, “Derivative Financial Instruments,” and 4, “Bank Loans and Long-Term Debt”). At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. In April 2004, we entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. The variable interest rate we have paid since the inception of the swap has averaged 2.91 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal year ended June 30, 2006, these arrangements increased interest expense by $1.6 million. During the fiscal years ended June 30, 2005 and 2004, these arrangements reduced interest expense by $8.0 million and $12.9 million, respectively.

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

The market value of the December 2001 Transaction was a $7.0 million liability and a $0.3 million liability at June 30, 2006 and 2005, respectively. The market value of the April 2004 Transaction was a $4.6 million liability and a $3.4 million liability at June 30, 2006 and 2005, respectively. At June 30, 2006, we had $20.7 million in letters of credit outstanding as part of the collateral requirement on these transactions. The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both. We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time. To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter ended June 30, 2006, our letter of credit commitment would have increased by $3.0 million to $23.7 million.

In April 2002, we entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at June 30, 2006 and 2005, was $0.6 million and $0.1 million, respectively, and was included in other long-term assets. Interest expense was decreased by mark-to-market gains of $0.5 million for the fiscal year ended June 30, 2006 and increased by mark-to-market losses of $0.8 million and $0.5 million, for the fiscal years ended June 30, 2005 and 2004, respectively.  As of June 30, 2006, an increase of ten percent in interest rates would have had a favorable impact of $1.8 million, and a decrease of ten percent in interest rates would have had an adverse impact of $(0.5) million, on net interest income/expense.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen. Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies. Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have significant Yen-based revenues without Yen-based manufacturing costs. We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures. To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs. Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen. Such an adverse change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized favorable impact on income before taxes of $3.2 million for the fiscal year ended June 30, 2006.

In March 2001, we entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our subsidiary in Japan which expired in March 2006. We designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments were recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings. Under the terms of the Forward Contract, we were required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. The mark-to-market gains (losses), net of tax, of $0.7 million and ($4.0) million for the fiscal years ended June 30, 2005 and 2004, respectively, were included in other comprehensive income.

In May 2006, following the expiration of our March 2001 forward contract in March 2006, we entered into another five-year foreign exchange forward contract with BNP Paribas (the “May 2006 Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our Japan subsidiary. We have designated the May 2006 Forward Contract as a cash flow hedge. Under the terms of the May 2006 Forward Contract, we are required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. At June 30, 2006, 19 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar. The market value of the May 2006 Forward Contract was $1.2 million, included in other assets, at June 30, 2006 and the mark-to-market gains, net of tax, of $0.8 million for the fiscal year ended June 30, 2006, were included in other comprehensive income. Based on effectiveness tests comparing forecasted transactions through the May 2006 Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the May 2006 Forward Contract.

We had approximately $103.1 million and $75.9 million in notional amounts of forward contracts which were not designated as accounting hedges under SFAS No. 133 at June 30, 2006 and 2005, respectively. Net realized and unrealized foreign-currency gains recognized in earnings were $2.3 million for the fiscal year ended June 30, 2006, $1.4 million for the fiscal year ended June 30, 2005 and less than $1 million for the fiscal year ended June 30, 2004.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Supporting Financial Statement Schedule:

Schedule No.	Page
II Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 30, 2006, 2005 and 2004	102

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of International Rectifier Corporation

We have completed integrated audits of International Rectifier Corporation’s fiscal year 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries (the Company) at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Los Angeles, California
September 15, 2006

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Fiscal Years Ended June 30,
	2006	2005	2004
Revenues	$1,171,118	$1,174,424	$1,060,500
Cost of sales	702,079	663,901	649,406
Gross profit	469,039	510,523	411,094
Selling and administrative expense	193,436	173,037	164,723
Research and development expense	111,418	104,876	92,156
Amortization of acquisition-related intangible assets	5,250	5,939	5,623
Impairment of assets, restructuring, severance and other charges	15,912	33,952	33,534
Other (income) expense, net	(9,023)	7,377	(5,038)
Interest (income) expense, net	(6,704)	1,274	1,812
Income before income taxes	158,750	184,068	118,284
Provision for income taxes	51,594	46,608	28,514
Net income	$107,156	$137,460	$89,770
Net income per common share:
Net income per common share—basic	$1.51	$2.03	$1.37
Net income per common share—diluted	$1.49	$1.91	$1.31
Average common shares outstanding—basic	70,914	67,621	65,459
Average common shares and potentially dilutive securities outstanding—diluted	71,753	77,089	68,363

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)

	June 30,	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$482,907	$359,978
Short-term cash investments	120,872	278,157
Trade accounts receivable, less allowance for doubtful accounts ($2,498 in 2006 and $412 in 2005)	182,774	158,510
Inventories, net	214,094	177,560
Current deferred income taxes	23,353	34,784
Prepaid expenses and other receivables	51,456	53,387
Total current assets	1,075,456	1,062,376
Long-term cash investments	488,849	302,585
Property, plant and equipment, at cost, less accumulated depreciation ($590,052 in 2006 and $520,335 in 2005)	576,380	488,204
Goodwill	155,148	152,457
Acquisition-related intangible assets, less accumulated amortization ($29,753 in 2006 and $24,291 in 2005)	31,994	35,354
Long-term deferred income taxes	85,754	76,158
Other assets	91,442	106,410
Total assets	$2,505,023	$2,223,544
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$6,501	$18,168
Long-term debt, due within one year	627	163
Accounts payable	85,009	81,893
Accrued salaries, wages and commissions	57,643	33,344
Other accrued expenses	104,870	91,328
Total current liabilities	254,650	224,896
Long-term debt, less current maturities	617,540	547,259
Other long-term liabilities	28,501	26,186
Total liabilities	900,691	798,341
Commitments and contingencies (Notes 10, 11 and 12)
Stockholders’ equity:
Common shares, $1 par value, authorized: 330,000,000; issued and outstanding: 71,987,728 shares in 2006 and 69,826,428 shares in 2005	71,988	69,826
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2006 and 2005	—	—
Capital contributed in excess of par value of shares	925,603	854,045
Retained earnings	542,301	435,145
Accumulated other comprehensive income	64,440	66,187
Total stockholders’ equity	1,604,332	1,425,203
Total liabilities and stockholders’ equity	$2,505,023	$2,223,544

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(In thousands except share amounts)

	Common Shares	Capital Contributed in Excess of Par Value of Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 30, 2003	$64,186	$699,446	$207,915	$40,692	$—	$1,012,239
Net income for the year ended June 30, 2004	—	—	89,770	—	89,770	89,770
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	18,978	—
Unrealized losses on foreign currency forward contract, net of deferred tax benefit of $2,341	—	—	—	—	(3,986)	—
Net unrealized gains on available-for-sale securities, net of deferred tax provision of $17,660	—	—	—	—	30,423	—
Less: Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $1,826	—	—	—	—	(3,107)	—
Other comprehensive income	—	—	—	42,308	42,308	42,308
Comprehensive income	—	—	—	—	132,078	—
Issuance of common shares:
1,876,664—exercise of stock options	1,876	36,757	—	—	—	38,633
296,481—stock participation plan	296	5,282	—	—	—	5,578
Tax benefit from exercise of stock options and stock participation plan	—	15,684	—	—	—	15,684
Balance, June 30, 2004	66,358	757,169	297,685	83,000	—	1,204,212
Net income for the year ended June 30, 2005	—	—	137,460	—	137,460	137,460
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	(4,267)	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of ($391)	—	—	—	—	667	—
Net unrealized losses on available-for-sale securities, net of deferred tax benefit of $8,248	—	—	—	—	(14,043)	—
Add: Reclassification adjustments of loss on available-for-sale securities and foreign currency forward contract, net of tax benefit of ($487)	—	—	—	—	830	—
Other comprehensive loss	—	—	—	(16,813)	(16,813)	(16,813)
Comprehensive income	—	—	—	—	120,647	—
Issuance of common shares:
3,213,840—exercise of stock options	3,214	63,582	—	—	—	66,796
254,260—stock participation plan	254	8,011	—	—	—	8,265
Tax benefit from exercise of stock options and stock participation plan	—	18,572	—	—	—	18,572
Stock-based compensation cost	—	6,711	—	—	—	6,711
Balance, June 30, 2005	69,826	854,045	435,145	66,187	—	1,425,203
Net income for the year ended June 30, 2006	—	—	107,156	—	107,156	107,156
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	9,296	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of ($425)	—	—	—	—	789	—
Net unrealized gains on available-for-sale securities, net of deferred tax benefit of $1,532	—	—	—	—	(2,842)	—
Less: Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $4,841	—	—	—	—	(8,990)	—
Other comprehensive loss	—	—	—	(1,747)	(1,747)	(1,747)
Comprehensive income	—	—	—	—	105,409	—
Issuance of common shares:
2,156,766—exercise of stock options	2,158	55,540	—	—	—	57,698
4,234—stock participation plan	4	172	—	—	—	176
Tax benefit from exercise of stock options	—	11,955	—	—	—	11,955
Stock-based compensation cost	—	3,891	—	—	—	3,891
Balance, June 30, 2006	$71,988	$925,603	$542,301	$64,440	—	$1,604,332

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended June 30,
	2006	2005	2004
Cash flow from operating activities:
Net income	$107,156	$137,460	$89,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,738	70,338	56,915
Amortization of acquisition-related intangible assets	5,250	5,939	5,623
Stock compensation expense	3,891	6,711	—
Gain on sale of equity investment	(13,629)	—	—
Unrealized gains on derivative transactions	(3,678)	(955)	(860)
Deferred income taxes	8,217	18,650	(14,638)
Tax benefit from options exercised	11,955	18,572	15,684
Excess tax benefit from options exercised	(6,016)	—	—
Change in operating assets and liabilities, net (Note 1)	(35,958)	(35,051)	10,479
Net cash provided by operating activities	159,926	221,664	162,973
Cash flow from investing activities:
Additions to property, plant and equipment	(158,502)	(135,133)	(86,170)
Proceeds from sale of property, plant and equipment	1,317	265	891
Proceeds from sale of equity investment	19,068	—	—
Acquisition of technologies	(3,500)	(11,500)	—
Acquisition of certain business assets and businesses, net of cash acquired	—	(39,633)	—
Sale or maturities of cash investments	750,297	387,513	567,562
Purchase of cash investments	(787,873)	(471,020)	(566,000)
Other, net	4,218	(7,527)	3,818
Net cash used in investing activities	(174,975)	(277,035)	(79,899)
Cash flow from financing activities:
(Repayments of) proceeds from short-term debt	(11,406)	(539)	544
Proceeds from long-term debt	81,090	—	—
Repayments of long-term debt	—	(165)	(120)
Repayments of capital lease obligations	(332)	(288)	(888)
Proceeds from exercise of stock options and stock participation plan	57,874	75,061	44,211
Excess tax benefit from options exercised	6,016	—	—
Other, net	516	1,597	(382)
Net cash provided by financing activities	133,758	75,666	43,365
Effect of exchange rate changes on cash and cash equivalents	4,220	659	(4,238)
Net increase in cash and cash equivalents	122,929	20,954	122,201
Cash and cash equivalents, beginning of year	359,978	339,024	216,823
Cash and cash equivalents, end of year	$482,907	$359,978	$339,024

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Summary of Significant Accounting Policies

Business

International Rectifier Corporation (“IR” or the “Company”) is a designer, manufacturer and marketer of power management product devices which use power semiconductors. Power semiconductors address core challenges of power management, power conservation and power performance, by increasing system efficiency, allowing more compact end products, improving features and functionality and extending battery life. The Company’s products are used in a variety of end applications, including computers, communications networking, consumer electronics, energy-efficient appliances, lighting, satellites, launch vehicles, aircraft and automotive diesel injection. In addition, the Company licenses its intellectual property to third parties.

According to iSuppli, a leading industry source for market information, the market for power management semiconductors will be approximately $24 billion in calendar year 2006. The Company’s products address approximately $17 billion or approximately 72 percent of this market in calendar year 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries, which are located in North America, Europe and Asia. Intercompany transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52-53 week fiscal year. Fiscal year 2006 consisted of 52 weeks ending July 2, 2006, fiscal year 2005 consisted of 52 weeks ending July 3, 2005, and fiscal year 2004 consisted of 52 weeks ending July 4, 2004. For ease of presenting the accompanying consolidated financial statements, the fiscal year end for all periods presented is shown as June 30.

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when the evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured, and delivery or performance of services has occurred. The Company recognizes the majority of revenues upon shipment for product sales to all customers, including distributors, with provisions for estimated returns and allowances recorded at the time of shipment. Certain customers have limited rights of returns and price protection programs. The Company continuously monitors product returns and potential price adjustments and records a provision for these based on notification received of pending credits and historical experience. While such credits have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rate of returns and allowances. If the historical data and estimates used to calculate these provisions do not properly reflect future activity, the Company’s revenues, gross profit, net income and net income per common share could be impacted.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $4.0 million, $4.4 million and $3.1 million, respectively.

Research and Development Costs

Research and development costs, including salaries and departmental general overhead and allocated expenses, are expensed as incurred.

Environmental Costs

Costs incurred to investigate and remediate contaminated sites are expensed when such costs are identified and estimable.

Interest (Income) Expense

Interest (income) expense for the fiscal years ended June 30, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Interest income	$(33,156)	$(17,956)	$(14,217)
Interest expense	26,452	19,230	16,029
Interest (income) expense, net	$(6,704)	$1,274	$1,812

Interest expense capitalized as part of construction-in-progress for the fiscal years ended June 30, 2006, 2005 and 2004 was $4.5 million, $2.3 million and $1.4 million, respectively.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. Realization of deferred tax assets is dependent upon generating sufficient taxable income. Valuation allowances are established for the deferred tax assets that the Company believes do not meet the “more likely than not” criteria established by SFAS No. 109. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the Company’s assumptions and estimates change in the future, then the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the Company is ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, then the related portion of the valuation allowance will be released to income as a credit to income tax expense. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The Company recognizes certain tax liabilities for anticipated tax audit findings in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which additional taxes would be due, in accordance with SFAS No. 5, “Accounting for Contingencies”. If the audit findings result in actual taxes owed that is more or less than what the Company had anticipated, its income tax expense would be increased or decreased, accordingly, in the period of the determination.

U.S. income taxes have not been provided on approximately $225.9 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be invested indefinitely or offset by foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

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

At the beginning of fiscal year 2006, the Company adopted SFAS No. 123(R) on a modified prospective basis. Assumed proceeds from the in-the-money outstanding options as of fiscal year ended June 30, 2006, include the windfall tax benefits, net of shortfalls, calculated under the “as-if” method as prescribed by SFAS No. 123(R).

Statements of Cash Flows

Components in the change of operating assets and liabilities, net of effects of acquisitions, for the fiscal years ended June 30, 2006, 2005 and 2004 were comprised of the following (in thousands):

	2006	2005	2004
Trade accounts receivable	$(26,517)	$(4,195)	$(11,106)
Inventories, net	(37,092)	(16,234)	15,184
Prepaid expenses and other receivables	(9,601)	(12,787)	76
Accounts payable	3,280	4,347	(13,874)
Accrued salaries, wages and commissions	22,954	(3,242)	6,907
Other accrued expenses	11,018	(2,940)	13,292
Change in operating assets and liabilities, net	$(35,958)	$(35,051)	$10,479

Supplemental disclosures of cash flow information (in thousands):

	2006	2005	2004
Cash paid during the year for:
Interest	$19,030	$16,566	$14,211
Income taxes	22,960	13,925	11,395

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

Cash, Cash Equivalents, and Cash Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The cost of these investments approximates their fair value. The Company invests excess cash in marketable securities consisting primarily of commercial papers, corporate notes and bonds and U.S. government securities. At June 30, 2006 and 2005, all of the Company’s marketable securities are classified as available-for-sale. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” unrealized gains and losses on these investments are included as a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses and declines in value of these investments judged by management to be other than temporary, if any, are included in interest income and expense.

Cash, cash equivalents and cash investments as of June 30, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Cash and cash equivalents	$482,907	$359,978
Short-term cash investments	120,872	278,157
Long-term cash investments	488,849	302,585
Total cash, cash equivalents and cash investments	$1,092,628	$940,720

Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly. Inventories at June 30, 2006 and 2005 were comprised of the following (in thousands):

	2006	2005
Raw materials	$37,268	$33,328
Work-in-process	93,534	82,802
Finished goods	83,292	61,430
	$214,094	$177,560

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Upon retirement or disposal, the asset cost and related accumulated depreciation and amortization are removed from the accounts and any gain or loss on disposition is included in other (income) expense. Depreciation is provided using the straight-line method, based on the estimated useful lives of the assets, ranging from three to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation and amortization expense for the fiscal years ended June 30, 2006, 2005 and 2004 was $71.0 million, $62.7 million and $51.5 million, respectively. Property, plant and equipment at June 30, 2006 and 2005 were comprised of the following (in thousands):

			Range of
	2006	2005	Useful Life
Building and improvements	$126,504	$121,823	3-40
Equipment	899,716	754,776	3-15
Construction-in-progress	121,040	112,206
Less accumulated depreciation and amortization	(590,052)	(520,335)
	557,208	468,470
Land	19,172	19,734
	$576,380	$488,204

Amortization of improvements to leased premises is provided using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment were not material at June 30, 2006 and 2005.

Repairs and maintenance costs are charged to expense. In the fiscal years ended June 30, 2006, 2005 and 2004, repairs and maintenance costs were $38.7 million, $35.2 million and $26.6 million, respectively.

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

The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, the Company completes the two-step goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units, in order to assess goodwill for impairment.

In the first of a two-step impairment test, the Company determines the fair value of these reporting units using a discounted cash flow valuation model. The Company compares the discounted cash flows for the reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill. Based on its annual impairment test, the Company determined that goodwill was not impaired as of fiscal year ended June 30, 2006. In developing the cash flow projections, the Company used on certain assumptions about revenues and costs that were based on current levels adjusted for anticipated future market conditions. The Company also assumed fair values based on current market bids for certain of its reporting units, which may differ significantly from the actual sale amount if it was to sell the reporting units. Any significant negative variances in actual results from the Company’s assumptions could potentially indicate impairment of goodwill and acquisition-related intangible assets at one or more of its reporting units.

At June 30, 2006 and 2005, acquisition-related intangible assets are as follows (in thousands):

		2006		2005
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Complete technology	4 – 12	$38,324	$(14,881)	$36,665	$(11,859)
Distribution rights and customer lists	5 – 12	15,446	(8,744)	15,667	(7,243)
Intellectual property and other	5 – 12	7,963	(6,114)	7,313	(5,189)
Total acquisition-related intangible assets		$61,733	$(29,739)	$59,645	$(24,291)

As of June 30, 2006, estimated amortization expense for the next five years is as follows (in thousands): fiscal 2007: $2.9 million; fiscal 2008: $2.6 million; fiscal 2009: $2.5 million; fiscal 2010: $2.5 million and fiscal 2011: $1.7 million.

The carrying amount of goodwill by segment as of fiscal year ended June 30, 2006, is as follows (in thousands):

Energy-Saving Products	$48,326
Computing and Communications	43,002
Aerospace and Defense	18,959
Intellectual Property	20,074
Commodity Products	15,245
Non-Aligned Products	9,542
Goodwill balance, June 30, 2006	$155,148

As of June 30, 2006, $43.3 million of goodwill is deductible for income tax purposes for which $3.0 million, $2.9 million and $2.1 million were deducted in the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2006 and 2005 are as follows (in thousands):

Goodwill
Balance, June 30, 2004	$139,919
New acquisition	12,958
Foreign exchange impact	(420)
Balance, June 30, 2005	152,457
Foreign exchange impact	2,691
Balance, June 30, 2006	$155,148

New acquisition in the fiscal year ended June 30, 2005, primarily relates to the acquisition of the specialty silicon epitaxial services business from Advanced Technology Materials, Inc., as discussed in Note 13, “Acquisitions”. The goodwill associated with this acquisition has been assigned to the segments based on their relative fair value.

Other Accrued Expenses

Other accrued expenses at June 30, 2006 and 2005 were comprised of the following (in thousands):

	2006	2005
Accrued taxes	$54,497	$46,704
Accrued interest	14,579	9,289
Short-term severance liability	7,055	10,988
Other accrued expenses	28,739	24,347
Total accrued expenses	$104,870	$91,328

Derivative Financial Instruments

The Company’s primary objectives for holding derivative financial instruments are to (1) hedge non-U.S. currency risks and (2) minimize U.S. interest rate risk. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other long-term assets or other long-term liabilities. The Company’s accounting policies for derivative financial instruments are based on the criteria for designation as hedging transactions, either as cash flow or fair value hedges as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. The Company recognizes gains and losses on derivatives that are not designated as hedges for accounting purposes currently in earnings. These gains and losses generally offset changes in the values of hedged assets or liabilities.

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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
Foreign currency translation adjustments	$46,993	$37,697
Net unrealized gains on foreign currency forward contracts	788	84
Net unrealized gains on available-for-sale securities	16,659	28,406
Accumulated other comprehensive income	$64,440	$66,187

Stock-Based Compensation

Effective at the beginning of fiscal year 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 “Share-Based Payment” (“SFAS No. 123(R)”) to account for stock-based compensation. Under SFAS No. 123(R), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on estimated forfeiture rate, which is updated based on actual forfeitures as appropriate. This option pricing model requires the input of highly subjective assumptions, including the expected volatility of our common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on the Company’s best estimates and judgments. Prior to fiscal year 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees. See Note 5, “Stock-Based Compensation”. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1996.

Cost of Start-Up Activities

The Company expenses all start-up and pre-operating costs as they are incurred in accordance with Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.”

Legal Costs

The Company expenses legal costs incurred related to loss contingencies. The Company capitalizes legal costs associated with filing and maintaining successful U.S. and foreign patent applications. The Company also capitalizes legal costs related to the defense and enforcement of issued patents for which success is deemed probable, and these costs are amortized over the estimated useful lives of the patents. Such deferred costs are reviewed for impairment and recoverability periodically. Capitalized legal patent costs, net of accumulated amortization at June 30, 2006 and 2005 were approximately $15.3 million and $14.7 million, respectively.

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

Reclassification

Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. Certain reclassifications have been made to June 30, 2004 cash flows from investing activities. Previously, the Company’s investments in auction rate preferred securities were recorded in cash and cash equivalents rather than short-term cash investments. The Company reclassified auction rate preferred securities from cash and cash equivalents to short-term investments because the underlying instruments have contractual maturity dates exceeding ninety days. As a result of the reclassifications, the Company’s net cash used for the purchase of cash investments increased by $33.4 million and net change in cash and cash equivalents decreased by $33.4 million for the fiscal year ended June 30, 2004. The reclassifications had no impact on the Company’s total current assets, stockholders’ equity, cash flows provided by operating activities or total consolidated results reported.

2.   Investments

Available-for-sale securities as of June 30, 2006 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Net Unrealized Loss	Market Value
Short-Term Cash Investments:
Corporate debt	$66,233	$—	$(551)	$(551)	$65,682
U.S. government and agency obligations	50,914	—	(492)	(492)	50,422
Corporate auction rate preferred securities	4,508	—	—	—	4,508
Other debt	260	—	—	—	260
Total short-term cash investments	$121,915	$—	$(1,043)	$(1,043)	$120,872
Long-Term Cash Investments:
Corporate debt	$165,598	$40	$(1,973)	$(1,933)	$163,665
U.S. government and agency obligations	184,882	—	(3,125)	(3,125)	181,757
Other debt	144,457	37	(1,067)	(1,030)	143,427
Total long-term cash investments	$494,937	$77	$(6,165)	$(6,088)	$488,849

Available-for-sale securities as of June 30, 2005 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss (1)	Net Unrealized Gain	Market Value
Short-Term Cash Investments:
Corporate debt	$179,372	$6	$(1,477)	$(1,471)	$177,901
U.S. government and agency obligations	99,728	—	(576)	(576)	99,152
Other debt	1,105	—	(1)	(1)	1,104
Total short-term cash investments	$280,205	$6	$(2,054)	$(2,048)	$278,157
Long-Term Cash Investments:
Corporate debt	$124,727	$249	$(355)	$(106)	$124,621
U.S. government and agency obligations	116,082	239	(134)	105	116,187
Other debt	61,765	131	(119)	12	61,777
Total long-term cash investments	$302,574	$619	$(608)	$11	$302,585

(1)          No investment has been in a material loss position for greater than one year.

The Company holds as strategic investments the common stock of two publicly-traded Japanese companies, one of which is Nihon Inter Electronics Corporation (“Nihon”), a related party as further disclosed in Note 14, “Related Party Transactions”. The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on the Tokyo Stock Exchange. Dividend income from the two companies was $0.5 million and $0.5 million during the fiscal years ended June 30, 2006 and 2005, respectively. In June 2006, the Company sold 2.6 million shares in Nihon for net proceeds of $19.1 million and recognized $13.6 million of pretax gains in other income. The market values of the equity investments included in other long-term assets at June 30, 2006 and 2005 were $52.9 million and $71.2 million, respectively, compared to their purchase cost of $18.8 million. Mark-to-market (losses) gains, net of tax, for the fiscal years ended June 30, 2006 and 2005, were $0.5 million and ($14.4) million, respectively, and were included in other comprehensive income.

The amortized cost and estimated fair value of cash investments at June 30, 2006, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$117,439	$116,396
Due in 1-2 years	139,920	138,076
Due in 2-5 years	199,655	197,029
Due after 5 years	159,838	158,220
Total cash investments	$616,852	$609,721

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains and (losses) were $0.2 million and $(1.9) million, respectively, for the year ended June 30, 2006. Gross realized gains and (losses) were $0.04 million and $(0.05) million, respectively, for the year ended June 30, 2005. Gross realized gains and (losses) were $2.6 million and $(0.3) million, respectively, for the year ended June 30, 2004. The cost of marketable securities sold was determined by the weighted average cost method.

3.   Derivative Financial Instruments

The Company is exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 4, “Bank Loans and Long-Term Debt”). In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15. In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount. At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time. The variable interest rate paid since the inception of the swaps has averaged 2.91 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal year ended June 30, 2006, these arrangements increased interest expense by $1.6 million. During fiscal years ended June 30, 2005 and 2004, these arrangements reduced interest expense by $8.0 million and $12.9 million, respectively. Accounted for as a fair value hedge under SFAS No. 133, the mark-to-market adjustments of the Transaction and April 2004 Transaction were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings. The market value of the Transaction was a $7.0 million liability and a $0.3 million liability position at June 30, 2006 and 2005, respectively. The market value of the April 2004 Transaction was a $4.6 million and a $3.4 million liability position at June 30, 2006 and 2005, respectively.

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

In support of the Company’s obligation under the two transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $7.5 million plus a collateral requirement for the Transaction and April 2004 Transaction, as determined periodically. At June 30, 2006, $20.7 million in letters of credit were outstanding related to both transactions.

The Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133. To test effectiveness of the hedges, regression analyses are performed quarterly comparing the change in fair value of the two transactions and the Debt. The fair values of the transactions and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analyses of interest rates relating to the five-year LIBOR curve and the Company’s stock prices. For the fiscal years ended June 30, 2006, 2005 and 2004, the hedges were highly effective and the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction. The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The market value of the Contract at June 30, 2006 and 2005 was $0.6 million and $0.1 million, respectively, and was included in other long-term assets. Interest expense was decreased by mark-to-market gains of $0.5 million for the fiscal year ended June 30, 2006 and increased by mark-to-market losses of $0.8 million and $0.5 million for the fiscal years ended June 30, 2005 and 2004, respectively.

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

In March 2001, the Company entered into a five-year foreign exchange forward contract (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its subsidiary in Japan. The Company has designated the Forward Contract as a cash flow hedge under which mark-to-market adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders’ equity, until the forecasted transactions are recorded in earnings. Under the terms of the Forward Contract, the Company is required to exchange 1.2 billion yen for $11.0 million on a quarterly basis from June 2001 to March 2006. At June 30, 2005, three quarterly payments of 1.2 billion yen remained to be swapped at a forward exchange rate of 109.32 yen per

U.S. dollar. The market value of the forward contract was a $0.1 million asset at June 30, 2005 and the mark-to-market gains (losses), net of tax, of $0.7 million and (4.0) million for the fiscal years ended June 30, 2005 and 2004, respectively, were included in other comprehensive income.

Following the expiration of the Forward Contract in May 2006, the Company entered into another five-year foreign exchange forward contract with BNP Paribas (the “May 2006 Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its Japan subsidiary. The Company has designated the May 2006 Forward Contract as a cash flow hedge. Under the terms of the May 2006 Forward Contract, the Company is required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in the March 2011. At June 30, 2006, 19 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar. The market value of the May 2006 Forward Contract was $1.2 million, included in other assets at June 30, 2006, and the mark-to-market gains, net of tax, of $0.8 million for the fiscal year ended June 30, 2006, were included in other comprehensive income. Based on effectiveness tests comparing forecasted transactions through the May 2006 Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the May 2006 Forward Contract.

The Company had approximately $103.1 million and $75.9 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at June 30, 2006 and 2005, respectively. Net realized and unrealized foreign currency gains recognized in earnings were $2.3 million for the fiscal year ended June 30, 2006, $1.4 million for the fiscal year ended June 30, 2005, and less than $1 million for the fiscal year ended June 30, 2004.

4.   Bank Loans and Long-Term Debt

The following is a summary of the Company’s long-term debt and other loans at June 30, 2006 and 2005 (in thousands):

	2006	2005
Convertible subordinated notes at 4.25 percent due in July 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($14,443) and ($3,360) at June 30, 2006 and 2005, respectively)	$535,557	$546,640
Other loans and capitalized lease obligations	82,610	782
Debt, including current portion of long-term debt ($627 in 2006 and $163 in 2005)	618,167	547,422
Credit facility and other foreign revolving bank loans at rates from 1.12% to 3.88%	6,501	18,168
Total debt	$624,668	$565,590

In July 2000, the Company sold $550 million in principal amount of 4.25 percent Convertible Subordinated Notes due July 2007. The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The notes are subordinated to all of the Company’s existing and future debt. The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement. In December 2001 and April 2004, the Company entered into transactions with the JP Morgan Chase Bank for $412.5 million and $137.5 million notional, respectively, which had the effect of converting the interest rate to variable and required that convertible notes be marked to market (see Note 3, “Derivative Financial Instruments”).

The Company entered into a three-year syndicated multi-currency revolving credit facility, led by BNP Paribas, expiring in November 2006 (the “Facility”). The Facility provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for Euro-currency rate advances. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the total facility at each period-end. The Facility also contains certain financial and other covenants, with which the Company was in compliance at June 30, 2006. The Company pledged as collateral shares of certain of its subsidiaries. At June 30, 2006, the Company had no borrowings and $25.0 million in letters of credit outstanding under the Facility. At June 30, 2005, the Company had $17.1 million in borrowings and $16.4 million in letters of credit outstanding under the Facility. Of the letters of credit outstanding, $20.7 million and $12.0 million were related to the interest rate swap transactions (see Note 3) at June 30, 2006 and 2005, respectively.

In June 2006, the Company’s subsidiary in Singapore entered into a Credit Agreement with Bank of America, N.A. (“BoA”). Pursuant to the Credit Agreement, BoA loaned $81 million to the Singapore subsidiary. The loan bears an interest rate of LIBOR plus 1.0 percent and matures on June 26, 2008. The Credit Agreement contains certain financial and other covenants, with which the Company and its Singapore subsidiary were in compliance at June 30, 2006. In conjunction with the Credit Agreement, the Company entered into a guaranty in favor of BoA to guarantee the payment and performance of obligations by its Singapore subsidiary.

At June 30, 2006, the Company had $169.5 million in total revolving lines of credit, of which $31.5 million had been utilized, consisting of $25.0 million in letters of credit and $6.5 million in foreign revolving bank loans, which is included in the table above. As of June 30, 2006, scheduled principal payments on long-term debt are as follows: fiscal 2007: $7.1 million; fiscal 2008: $631.3 million; fiscal 2009: $0.1 million; and fiscal 2010: $0.1 million; and thereafter: $0.5 million. For the $550 million of convertible notes due in July 2007, the Company anticipates that these notes will be refinanced through public or private offerings of debt or equity, or be paid down with our existing cash and cash investments.

5.                 Stock-Based Compensation

Employee Stock Participation Plan

During the first half of fiscal year 2006, the Company suspended employee participation in the 1984 Employee Stock Participation Plan (“ESPP”) pending its stockholders approval of a proposal to amend the ESPP. At its annual meeting in November 2005, the Company’s stockholders approved the proposal to amend the ESPP. The terms of the amended ESPP provide that employees may designate between two and ten percent of their compensation to purchase shares of the Company’s common stock at a price determined by a Committee appointed by the Board. The Committee will declare, prior to the start of a subscription period, that the purchase price for that subscription period shall be determined by applying a discount amount not to exceed 15 percent to either (1) the fair market value of a share of the Company’s common stock on the grant date of that subscription period, or (2) the fair market value of a share of common stock on the subscription date of that subscription period, or (3) the lesser of the fair market value of a share of common stock on the grant date or on the subscription date of that subscription period. The amended ESPP also provides that the subscription period shall be a six consecutive month period commencing on each grant date, unless declared by the Committee in advance of the applicable subscription period to be a shorter period. The Committee declared the amended ESPP effective for employee participation beginning in January 2006 for a three-month subscription period, for purchase of the Company’s common stock at a five percent discount from the fair market value on the subscription date. Based on the terms as declared by the Committee, the amended ESPP was not compensatory pursuant to SFAS No. 123(R). The maximum number of shares of the Company’s common stock that may be delivered under this ESPP is 4,500,000 shares. During fiscal year 2006, 4,234 shares were issued at weighted average price per share of $41.50, and 4,495,766 remained unissued at June 30, 2006.

Prior to fiscal year 2006, the Company’s ESPP was compensatory under which employees may designate between two and ten percent of their compensation to purchase shares of the Company’s common stock at 85 percent of the lesser of fair market value at grant date or the subscription date during a six-month subscription period. During fiscal years ended June 30, 2005 and 2004, 254,260 and 296,481 shares were purchased at a weighted average price per share of $32.50 and $18.82, respectively. The weighted average per share fair value of ESPP options granted in the fiscal years ended June 30, 2005 and 2004, was $14.97 and $13.06 per share, respectively, which were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004
Expected life (years)	0.5	0.5
Interest rate	2.1%	1.1%
Volatility	46.6%	75.0%
Dividend yield	0.0%	0.0%

The Company’s methodology for determining the above assumptions is the same as that for stock options discussed below, except that the expected life is based on the length of time of the ESPP’s subscription period. For the fiscal years ended June 30, 2006, 2005 and 2004, the Company received $0.2 million, $8.3 million, and $5.6 million, respectively, from shares issued under the stock participation plan.

Stock Option Plans

For the fiscal years ended June 30, 2006 and 2005, stock-based compensation awards were granted under one of two stock option plans: the 1997 Employee Stock Incentive Plan (“1997 Plan”) and the 2000 Incentive Plan (“2000 Plan”). Options granted before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years. Options granted after November 22, 2004, generally became exercisable in annual installments of 33 percent beginning on the first anniversary date, and expire after five years.

Under the 1997 Plan, options to purchase shares of the Company’s common stock may be granted to the Company’s employees and consultants. In addition, other stock-based awards (e.g., restricted stock units (“RSUs”), share appreciation rights (“SARs”) and performance shares) may be granted. During the fiscal year ended June 30, 2006, non-qualified options and RSUs were issued under the 1997 Plan. As noted below, on November 22, 2004, the Company’s stockholders approved an amendment to the 2000 Plan to increase the authorized number of shares from 7,500,000 to 12,000,000, at which point no awards may be granted under the 1997 Plan.

Under the 2000 Plan, options to purchase shares of the Company’s common stock and other stock-based awards may be granted to the Company’s employees, consultants, officers and directors. The terms of the 2000 Plan were substantially similar to those under the 1997 Plan. On November 22, 2004, the Company’s shareholders approved an amendment to the 2000 Plan which increased the authorized number of shares to be granted from 7,500,000 to 12,000,000. The amendment changed the options expiration term on future grants to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be granted under the 2000 Plan after August 24, 2014. As of June 30, 2006, there were 3,695,746 shares available for future grants.

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the fiscal years ended June 30, 2006, 2005 and 2004 (in thousands except per share price data):

	Stock Options Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2003	15,228	$31.23	—	$78,476
Granted	3,405	$42.53	$26.76	—
Exercised	(1,864)	$20.58	—	$47,371
Expired	(691)	$36.90	—	—
Outstanding, June 30, 2004	16,078	$34.62	—	$120,647
Granted	1,207	$42.12	$15.47	—
Exercised	(3,123)	$21.39	—	$64,661
Expired	(604)	$39.84	—	—
Outstanding, June 30, 2005	13,558	$38.09	—	$149,290
Granted	1,239	$44.30	$13.65	—
Exercised	(2,157)	$26.75	—	$39,883
Expired	(565)	$46.90	—	—
Outstanding, June 30, 2006	12,075	$40.35	—	$45,981

For the fiscal years ended June 30, 2006, 2005 and 2004, the Company received $57.7 million, $66.8 million, and $38.6 million, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $12.0 million, $18.6 million, and $15.7 million for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

The following table summarizes the RSU activities for the fiscal years ended June 30, 2006, 2005 and 2004 (in thousands except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2003	41	$34.21	$1,155
Granted	12	$40.10	—
Vested	(13)	$39.60	$502
Expired	(1)	$31.98	—
Outstanding, June 30, 2004	39	$35.95	$1,466
Granted	76	$39.56	—
Vested	(91)	$40.18	$3,653
Outstanding, June 30, 2005	24	$49.44	$1,123
Granted	6	$48.10	—
Expired	(7)	$49.44	—
Outstanding, June 30, 2006	23	$49.09	$909

The following table summarizes the stock options and RSUs outstanding at June 30, 2006, and related weighted average price and life information (in thousands except year and price data):

	June 30, 2006
	Outstanding			Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$0.00 to $15.38	428	2.74	$11.17	410	2.66	$11.64
$15.62 to $25.35	1,476	3.06	$20.65	1,476	3.06	$20.65
$26.00 to $35.90	1,379	4.89	$33.95	1,321	4.92	$33.96
$36.39 to $45.87	6,516	3.96	$42.71	5,917	3.88	$42.83
$46.19 to $54.69	1,391	4.10	$50.39	774	4.07	$52.14
$55.31 to $63.88	915	4.42	$62.29	915	4.42	$62.29
	12,105	3.96	$40.27	10,813	3.91	$39.85

Additional information relating to the stock option plans, including employee stock options and RSUs, at June 30, 2006 and June 30, 2005 is as follows (in thousands):

	June 30, 2006	June 30, 2005
Options exercisable	10,813	13,422
Options available for grant	3,696	4,632
Total reserved common stock shares for stock option plans	15,794	18,214

In the beginning of fiscal year 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. SFAS No. 123(R) requires that forfeitures are estimated at the time of grant rather than recorded as the options expire. Based on the Company’s historical exercise and termination data, a nine percent forfeiture rate is assumed. As a result of the adoption, for the fiscal year ended June 30, 2006, the Company’s income from continuing operations, which is the same as income before income taxes, decreased by $3.5 million, net income was decreased by $2.5 million, and basic and diluted earnings per share were negatively impacted by $0.04. In addition, cash flows related to the classification of excess tax benefit from options exercised increased and decreased cash flows from operating and financing activities, respectively, by $6.0 million for the fiscal year ended June 30, 2006. The adoption of SFAS No. 123(R) did not affect the stock-based compensation expense associated with the Company’s RSUs, which was already based on the market price of the stock at the grant date and recognized over the service period.

During the prior year fiscal fourth quarter ended June 30, 2005, the Company accelerated the vesting of all then outstanding equity awards, including employee stock options and restricted stock units, primarily to avoid recognizing in its income statement approximately $108 million in associated compensation expense in future periods, of which approximately $60 million would have been recognized in fiscal year 2006 upon the adoption of SFAS No. 123(R). As a result of the accelerated vesting, the Company recorded $6.0 million in compensation charge in fiscal year 2005, of which $3.9 million is related to the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and $2.1 million is related to the recognition of outstanding RSUs, including $0.3 million for the excess of the intrinsic value over the fair market value of the Company’s stock on the acceleration date.

In determining the forfeiture rates of the stock options, the Company reviewed the unvested options’ original life time remaining to vest and whether these options were held by officers and directors of the Company.

For the fiscal years ended June 30, 2006 and 2005, stock-based compensation expense associated with the Company’s stock options, including the stock options accelerated vesting charge recognized during the fiscal fourth quarter ended June 30, 2005, is as follows (in thousands):

	June 30, 2006	June 30, 2005
Selling and administrative expense	$2,202	$—
Research and development expense	929	—
Cost of sales	345	—
Other expense	—	3,840
Total stock option expense	$3,476	$3,840

For the fiscal years ended June 30, 2006 and 2005, respectively, stock-based compensation expense associated with the Company’s restricted stock units, including the charge associated with the accelerated vesting of RSUs during the fiscal fourth quarter ended June 30, 2005, is as follows (in thousands):

	June 30, 2006	June 30, 2005
Research and development expense	$207	$369
Selling and administrative expense	175	311
Cost of sales	33	59
Other expense	—	2,132
Total stock-based compensation expense	$415	$2,871

The total unrecognized compensation expense for outstanding stock options and RSUs was $11.9 million as of June 30, 2006, and will be recognized, in general, over three years. The weighted average number of years to recognize the compensation expense is 1.2 years.

Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123 for prior fiscal years ended June 30, 2005 and 2004, net income and net income per common share—basic and diluted would have approximated the following (in thousands, except per share data):

	2005	2004
Net income, as reported	$137,460	$89,770
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(114,003)	(48,667)
Pro forma net income	$23,457	$41,103
Net income per common share—basic, as reported	$2.03	$1.37
Net income per common share—basic, pro forma	$0.35	$0.63
Net income per common share—diluted, as reported	$1.91	$1.31
Net income per common share—diluted, pro forma	$0.43	$0.60

The fiscal year ended June 30, 2005 included $65.1 million, net of tax, of future compensation expense that was recognized as a result of the accelerated vesting of stock options and RSUs in the fiscal fourth quarter ended June 30, 2005.

The fair value of the options associated with the above compensation expense for the fiscal years ended June 30, 2006, 2005 and 2004, respectively, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30, 2006	June 30, 2005	June 30, 2004
Expected life	3.5 years	4.0 years	5.0 years
Risk free interest rate	4.3%	4.0%	3.3%
Volatility	34.3%	43.6%	75.0%
Dividend yield	0.0%	0.0%	0.0%

Beginning in January 2005, the Company applied Staff Accounting Bulletin No. 107 (“SAB No. 107”) “plain-vanilla” method to determine the expected life. SAB No. 107 provided a simplified “plain-vanilla” formula for determining expected life in valuing stock options, to the extent that an entity cannot rely on its historical exercise data. Subsequent to the 2000 Plan amendments on November 22, 2004, the Company issued stock options with a five-year expiration and generally a three-year annual vesting term, whereas, prior to that date, the Company granted stock options with a seven or ten-year expiration and generally a four or five-year annual vesting term. Prior to January 2005, the Company used historical exercise and termination data to determine the expected life.

The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.

With respect to volatility, SAB No. 107 clarified that there is not a particular method of estimating volatility and to the extent that the Company has traded financial instruments from which it can derive the implied volatility, it may be appropriate to use only implied volatility in its assumptions. The Company has certain financial instruments that are publicly traded from which it can derive the implied volatility. Therefore, beginning in January 2005, the Company has used market implied volatility of options with similar terms for valuing its stock options, whereas previously, it had used historical volatility. The Company believes implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

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

The Rights will become exercisable ten days after a person or group (the “Acquirer”) has acquired beneficial ownership of 20 percent or more of the Company’s common stock other than pursuant to a qualified offer, or announces or commences a tender offer or exchange offer that could result in the acquisition of beneficial ownership of 20 percent or more. Once exercisable, each Right entitles the holder to purchase one one-thousandth of a share of a new series of preferred stock at an exercise price of $135, subject to adjustment to prevent dilution. If the Acquirer acquires 20 percent or more of the Company’s common stock, each Right (except those held by the Acquirer) entitles the holder to purchase either the Company’s stock or stock in the merged entity at half of market value. The Rights have no voting power, expire on August 14, 2006, and may be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that the Acquirer has acquired 20 percent or more of the Company’s shares. As of December 15, 1998, the Company amended and restated its Rights Agreement to remove the requirement that continuing directors vote in board approvals of certain corporate transactions. On August 11, 2006, the Company attended the expiration date of the Rights Agreement from August 14, 2006 to November 21, 2006.

6.                 Impairment of Assets, Restructuring and Severance Charges

During fiscal 2003 second quarter ended December 31, 2002, the Company announced its restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions and de-emphasize its commodity business. The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products within its Focus Product segments. The Company also planned to lower overhead costs across its support organizations. The Company has substantially completed these restructuring activities as of June 30, 2006.

The Company estimates that total charges associated with the restructuring will be approximately $279 million. These charges will consist of approximately $220 million for asset impairment, plant closure and other charges, $6 million of raw material and work-in-process inventory, and $53 million for severance-related costs.

For the fiscal year ended June 30, 2006, the Company recorded $15.9 million in total restructuring-related charges, consisting of: $8.2 million for asset impairment, plant closure costs and other charges, and $7.7 million for severance-related costs. For the fiscal year ended June 30, 2005, the Company recorded $34.0 million in total restructuring-related charges, consisting of: $25.3 million for asset impairment, plant closure costs and other charges, and $8.7 million for severance-related costs. For the fiscal year ended June 30, 2004, the Company recorded $33.5 million in total restructuring-related charges, consisting of: $15.2 million for asset impairment, plant closure costs and other charges and $18.3 million for severance-related costs. Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. Asset impairments were calculated in accordance with SFAS No. 144. In determining the asset groups, the Company grouped assets at the lowest level for which independent identifiable cash flows were available. In determining whether an asset was impaired the Company evaluated undiscounted future cash flows and other factors such as changes in strategy and technology. The undiscounted cash flows from the Company’s initial analyses were less than the carrying amount for certain of the asset groups, indicating impairment losses. Based on this, the Company determined the fair value of these asset groups using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

As of June 30, 2006, the Company had recorded $277.3 million in total charges, consisting of: $218.4 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $52.9 million for severance-related costs. Components of the $218.4 million asset impairment, plant closure and other charges included the following items:

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

•       As the Company emphasizes more advanced generation Schottky products, it expects the future revenue stream from its less advanced facility in Borgaro, Italy to decrease significantly. This facility had a net book value of $20.5 million and was written down by $13.9 million. It is expected that this facility will continue in use until approximately December 2007 and the remaining basis is being depreciated over units of production during this period. It is assumed that salvage value will equal disposition costs.

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

•       The Company has eliminated the manufacturing of its non-space military products in its Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle the Company’s non-space qualified products previously manufactured in this facility. The Company has transitioned the assembly and test of non-space Power Components from its Leominster, Massachusetts facility to its Tijuana, Mexico facility, as of December 31, 2005. Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.1 million.

•       $59.3 million in other miscellaneous items were charged, including $50.1 million in relocation costs and other impaired asset charges and $9.2 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories to their net realizable value, with a carrying value of $98.2 million, by $6.0 million. For the fiscal years ended June 30, 2006, 2005 and 2004, the Company disposed of $1.1 million, $1.8 million and $0.4 million, respectively, of these inventories, which did not have a material impact on gross margin for the fiscal years then ended. As of June 30, 2006, $0.1 million of these inventories remained to be disposed.

As of June 30, 2006, the Company has recorded $52.9 million in severance-related charges: $44.4 million in severance termination costs related to approximately 1,300 administrative, operating and manufacturing positions, and $8.5 million in pension termination costs at its manufacturing facility in Oxted, England. The severance charges associated with the elimination of positions, which included the employees notified to date, had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date. A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability. The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

During fiscal 2002, the Company had recorded an estimated $5.1 million in severance costs associated with the acquisition of TechnoFusion GmbH in Krefeld, Germany. In fiscal year 2003, the Company finalized its plan and determined that the total severance would be approximately $10 million, and accordingly, the Company adjusted purchased goodwill by $4.8 million. The Company communicated the plan and the elimination of approximately 250 positions, primarily in manufacturing, to its affected employees at that time. The Company has completed the restructuring of its Krefeld facility as of December 31, 2005, and determined that $0.7 million of the severance reserve was excess. Accordingly, the Company decreased TechnoFusion purchased goodwill by $0.7 million.

The following summarizes the Company’s severance accrual related to the June 2001 restructuring, the TechnoFusion acquisition and the December 2002 restructuring plan for the periods ended June 30, 2006, 2005 and 2004. Severance activity related to the elimination of 29 administrative and operating personnel as part of the June 2001 restructuring is also disclosed. The remaining June 2001 severance relates primarily to certain legal accruals associated with that restructuring, which will be paid or released as the outcome is determined (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Severance Liability	Total Severance Liability
Accrued severance, June 30, 2003	$1,030	$5,634	$9,876	$16,540
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	15,450	—	15,450
Costs paid	(333)	(13,935)	(4,390)	(18,658)
Foreign exchange impact	—	31	581	612
Accrued severance, June 30, 2004	$697	$7,180	$6,067	$13,944
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	8,677	—	8,677
Costs paid	(326)	(7,810)	(3,770)	(11,906)
Foreign exchange impact	—	77	(190)	(113)
Accrued severance, June 30, 2005	$371	$8,124	$2,107	$10,602
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	4,290	—	4,290
Purchase price adjustment	—	—	(708)	(708)
Costs paid	(136)	(6,019)	(1,116)	(7,271)
Foreign exchange impact	—	143	(1)	142
Accrued severance, June 30, 2006	$235	$6,538	$282	$7,055

7.   Segment and Geographic Information

The Company is a designer, manufacturer and marketer of power management product devices which use power semiconductors, consisting of Power Management ICs, Power Components, and Power Systems. The Company’s products are used in a variety of end applications, including computers, communications networking, consumer electronics, energy-efficient appliances, lighting, satellites, launch vehicles, aircraft and automotive diesel injection. In addition, the Company licenses its intellectual property to third parties.

The Company reports in six segments that generally reflect the products’ end-markets. The Company’s Chief Operating Decision Maker (“CODM”) for financial accounting purposes is the Chief Executive Officer who reviews the revenues and gross margin results for each of these segments in making decisions about allocating resources, including the focus of research and development activities, and assessing performance. The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs to the operating segments, as these are not meaningful statistics to the CODM in making resource allocation decisions or in evaluating performance of the operating segments. The Company further summarizes its segments in two groups, Focus Products and Non-Focus Products, to reflect its strategic goals and the allocation of its critical resources.

The Company’s Focus Product segments are:

•       Computing and Communications (“C&C”)—The Computing and Communications segment is comprised of the Company’s Power Management ICs, including iPowir™ multi-chip modules and DirectFET™ solutions, and Power Components, primarily HEXFET Power Components, that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles. The C&C segment products are also used in digital television, portable handheld devices and cellular phones, and are primarily used for DC-DC converter type applications.

•       Energy-Saving Products (“ESP”)—The Energy-Saving Product segment is comprised of the Company’s Power Management ICs and Power Components, primarily HEXFET and IGBT Power Components, that provide solutions for variable speed motion control in energy-saving appliances (such as washing machines, refrigerators and air conditioners) and industrial systems (such as fans, pumps and compressors), advanced lighting products (including fluorescent lamps, high intensity discharge (“HID”) lamps, cold cathode fluorescent (“CCFL”) tubes and light emitting diodes (“LED”) lighting), advanced automotive solutions (primarily diesel injection, electric-gasoline hybrid and electric power steering systems), and consumer applications (for example, plasma TVs and digital-audio units).

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

•       Intellectual Property (“IP”)—The Intellectual Property segment reports ongoing and one-time royalty income from licensing and activities related to the enforcement of the Company’s patents and other intellectual property which may include claim settlements from successful defense of its licenses.

The Company’s Non-Focus Product segments are:

•       Commodity Products (“CP”)—The Commodity Product segment is comprised primarily of older-generation Power Components that have widespread use throughout the power management products industry, but are typically commodity in nature and are sold with margins generally below the Company’s targets.

•       Non-Aligned Products (“NAP”)—The Non-Aligned Product segment includes businesses, product lines or products the Company is targeting for realignment, whether by divestiture or otherwise. Currently, product lines reported in this segment include certain modules (including the Company’s automotive system products), rectifiers, diodes and thyristors used in automotive, industrial, welding and motor control applications.

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

The segment results for the fiscal years ended June 30, 2006, 2005 and 2004 are as follows (in thousands except percentages):

	2006		2005		2004
Business Segment	Revenues	Gross Profit	Revenues	Gross Profit	Revenues	Gross Profit
Computing and Communications	$403,213	$163,752	$386,662	$172,370	$328,330	$122,238
Energy-Saving Products	310,118	153,828	300,521	165,149	250,763	124,947
Aerospace and Defense	137,224	66,092	129,295	55,354	108,610	40,656
Intellectual Property	40,877	40,878	41,160	41,160	41,927	41,927
Subtotal Focus Products	891,432	424,550	857,638	434,033	729,630	329,768
Commodity Products	172,202	32,780	206,226	58,918	217,856	65,372
Non-Aligned Products	107,484	11,709	110,560	17,572	113,014	15,954
Subtotal Non-Focus Products	279,686	44,489	316,786	76,490	330,870	81,326
Consolidated Total	$1,171,118	$469,039	$1,174,424	$510,523	$1,060,500	$411,094

Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles. Geographic information for the fiscal years ended June 30, 2006, 2005 and 2004 is presented below (in thousands):

	2006	2005	2004
Revenues from Unaffiliated Customers
The United States	$315,526	$367,801	$309,662
Asia	553,643	510,764	467,994
Europe	261,072	254,699	240,917
Subtotal	1,130,241	1,133,264	1,018,573
Royalties (unallocated)	40,877	41,160	41,927
Total	1,171,118	$1,174,424	$1,060,500
Long-lived Assets
The United States	$348,478	$347,892	$358,243
Asia	45,061	23,598	17,728
Europe	274,284	223,124	168,880
Total	$667,823	$594,614	$544,851

No single original equipment manufacturer (“OEM”) customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s consolidated revenue for the fiscal years ended June 30, 2006, 2005 or 2004. The majority of the Company’s products in the Focus Product segments, including those in the C&C, ESP and A&D segments, are sold directly to OEM customers. However, two distributors, individually accounting for more than ten percent of C&C’s revenue, accounted for approximately 25 percent of the segment’s revenue for the fiscal year ended June 30, 2006. One of the distributors accounted for approximately 15 percent of the Company’s CP revenue and one of the OEM customers accounted for approximately 24 percent of the NAP revenue for the fiscal year ended June 30, 2006. No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of revenues in the Company’s other segments.

8.   Income Taxes

Income before income taxes for the fiscal years ended June 30, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Domestic	$33,114	$34,280	$10,613
Foreign	125,636	149,788	107,676
Total income before income taxes	$158,750	$184,068	$118,289

The provision for income taxes for the fiscal years ended June 30, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004
Current income taxes:
Domestic	$17,553	$4,774	$17,034
Foreign	25,824	23,184	26,118
	43,377	27,958	43,152
Deferred income taxes:
Domestic	5,891	18,584	(16,406)
Foreign	2,326	66	1,768
	8,217	18,650	(14,638)
Total provision	$51,594	$46,608	$28,514

The tax benefit from options exercised reduced current income taxes payable for 2006, 2005 and 2004 by $12.0 million, $18.6 million and $15.7 million, respectively.

The Company’s effective tax rate on pretax income differs from the U.S. federal statutory tax rate for the fiscal years ended June 30, 2006, 2005 and 2004, as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	2.0	(1.7)	(3.0)
AJCA HIA Dividend	5.0	—	—
Foreign tax credit benefit	(8.1)	(4.7)	(4.0)
Research tax credit benefit	(2.5)	(2.7)	(3.5)
State taxes, net of federal tax benefit	1.7	(0.5)	0.3
Other, net	(0.6)	(0.1)	(0.7)
Effective tax rate	32.5%	25.3%	24.1%

The major components of the net deferred tax asset (liability) as of June 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax liabilities:
Depreciation	$(33,510)	$(31,686)
Effect of state taxes	(6,474)	(7,386)
Mark-to-market adjustments of available-for-sale securities	(10,801)	(17,107)
Other	(1,121)	(724)
Total deferred tax liabilities	(51,906)	(56,903)
Deferred tax assets:
Financial statement reserves	9,690	9,772
Credit carryovers	107,777	108,114
Impairment of assets, restructuring and severance charges	68,244	67,909
Net operating loss carryovers	19,816	21,287
Other	6,374	8,913
Total deferred tax assets	211,901	215,995
Valuation allowance	(50,888)	(48,150)
Net deferred tax asset	$109,107	$110,942

The Company has approximately $15.3 million and $55.6 million of U.S. federal foreign tax credits and U.S. federal research and development tax credit carryforwards, respectively, before valuation allowance, available to reduce income taxes otherwise payable, which expire from 2012 to 2023. The Company has approximately $2.9 million of alternative minimum tax credits, which can be carried over indefinitely to offset regular tax liabilities to the extent of the alternative minimum tax. Before valuation allowances, the Company has $34.1 million in state research and development tax credits that carry forward indefinitely.

The Company has NOL carryforwards for the United Kingdom and Italy purposes of approximately $55.4 million and $9.0 million, respectively. With certain limitations, the United Kingdom NOLs can be carried forward indefinitely and the Italy NOLs begin to expire in 2007.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred as of June 30, 2006, that would limit the Company’s utilization of its NOL, credit carry forwards or other tax attributes.

Realization of deferred tax assets is dependent upon generating sufficient taxable income. The Company believes that there is a risk that certain deferred tax assets, including research and development credits, foreign operating losses and depreciation differences, may result in no benefit and, accordingly, has established a valuation allowance of $50.9 million against them. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that the deferred tax assets will be realized through future taxable earnings or alternative tax strategies.

The American Jobs Creation Act (“AJCA”) was signed into law on October 22, 2004. Among its various provisions, AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In addition, the provisions require that certain foreign tax credits and other deductions associated with the dividend payments be reduced commensurate with the level of tax benefit received by U.S. corporations from the 85 percent deduction. During the fourth quarter ended June 30, 2006, the Company’s Board of Directors approved a domestic reinvestment plan as required by the AJCA with respect to such repatriated dividends. The Company repatriated $142 million in foreign earnings during its fourth quarter ended June 30, 2006 under the AJCA. The Company’s tax expense as a consequence of the repatriation of the accumulated foreign earnings under the AJCA is five percent of pre-tax book earnings.

As a matter of course, the Company is regularly audited by various taxing authorities. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution or a reduction of goodwill if it relates to purchased tax liabilities. The Company’s tax reserves are included in income taxes payable. While it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter, the Company does not expect the results of these audits to have a material impact on its financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This Interpretation requires that the impact of a tax position be recognized if it is more likely than not of being sustained in an audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN No. 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies”. FIN No. 48 is effective beginning with the Company’s fiscal first quarter ended September 30, 2007 of fiscal year 2008. The Company is currently assessing the impact of FIN No. 48.

9.   Net Income per Common Share

The reconciliation of the numerator and denominator of the net income per common share—basic and diluted determined in accordance with SFAS No. 128, “Earnings per Share,” for the fiscal years ended June 30, 2006, 2005 and 2004 (in thousands, except per share amounts) is as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
June 30, 2006
Net income per common share—basic	$107,156	70,914	$1.51
Effect of dilutive securities:
Stock options	—	839	(0.02)
Net income per common share—diluted	$107,156	71,753	$1.49
June 30, 2005
Net income per common share—basic	$137,460	67,621	$2.03
Effect of dilutive securities:
Stock options	—	2,029	(0.06)
Convertible subordinated notes	9,853	7,439	(0.06)
Net income per common share—diluted	$147,313	77,089	$1.91
June 30, 2004
Net income per common share—basic	$89,770	65,459	$1.37
Effect of dilutive securities:
Stock options	—	2,904	(0.06)
Net income per common share—diluted	$89,770	68,363	$1.31

The fiscal year ended June 30, 2005 included the effect from the conversion of 7,439,000 shares, of the Company’s outstanding convertible subordinated notes (“the Effect”), which negatively impacted net income by $0.06. The fiscal years ended June 30, 2006 and 2004 did not include the Effect, as the Effect would have been anti-dilutive.

10.   Environmental Matters

Federal, state and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes, and on the operation of the Company’s facilities and equipment. The Company believes it uses reasonable efforts to maintain a system of compliance and controls for these laws and regulations. Despite the Company’s efforts and controls, from time to time, issues may arise with respect to these matters. However, the Company does not believe that general compliance with such laws and regulations as now in effect will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

Additionally, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on the Company’s results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

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

11.   Commitments

As of June 30, 2006, the future minimum lease commitments under non-cancelable operating leases of equipment and real property are as follows: fiscal 2007: $4.2 million; fiscal 2008: $4.1 million; fiscal 2009: $3.3 million; fiscal 2010: $3.0 million; fiscal 2011 and thereafter: $6.0 million. Capital lease obligations were not material as of June 30, 2006.

Total rental expense on all operating leases charged to income was $10.6 million, $12.4 million and $11.6 million in the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $21.6 million at June 30, 2006.

12.   Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699; 5,008,725 and 5,130,767. The suit sought damages and other relief customary in such matters. The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699; 5,008,725 and/or 5,130,767. In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits. In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages. The Federal District Court subsequently tripled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million. In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted the Company by the Federal District Court in Los Angeles of infringement by IXYS of the Company’s U.S. patents 4,959,699; 5,008,725 and 5,130,767. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit had the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in the Company’s favor regarding the validity and enforceability of the three Company patents. Following remand, a federal court jury in Los Angeles, California held on September 15, 2005, that IXYS elongated octagonal MOSFETs and IGBTs infringed the Company’s 4,959,699 patent but did not infringe the Company’s 5,008,725 and 5,130,767 patents. On October 6, 2005 the jury awarded the Company $6.2 million in damages. Based on the jury’s verdict, on February 14, 2006 the District Court entered its final judgment (including permanent injunctions prohibiting IXYS from further infringing sales for the remaining life of the 4,959,699 patent) and found that the Company is entitled to $6.2 million in compensatory damages for infringement through September 30, 2005, plus an additional 6.5 percent of infringing sales after September 30, 2005. On July 14, 2006, the Federal Circuit entered an order vacating that judgment and remanded the IR v. IXYS action so that the District Court could consider whether to reissue a permanent injunction in light of the Supreme Court’s decision in eBay Inc. v. MercExchange, L.L.C.,        U.S.       , 126 S.Ct. 1837, 164 L.Ed.2d 641 (2006). We then requested that the District Court re-enter the final judgment (and permanent injunction). On September 14, 2006, the District Court granted the Company’s motion and re-entered the final judgment. Even though IXYS is expected to appeal the judgment, the Company believes that it is reasonably assured that the value of the judgment is at least $2.5 million and accordingly, for the fiscal year ended June 30, 2006, the Company recognized $2.5 million by releasing a previous allowance related to the royalty income.

13.   Acquisition

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

The Company accounted for the acquisition under the purchase method of accounting. The purchase price of $39.6 million was allocated as follows: $25.0 million for fixed assets, $0.8 million for inventory, $1.0 million for acquisition-related intangible assets, $0.3 million for other current assets and $12.5 million for goodwill. The financial results of the acquisition have been included in the consolidated financial statements from the date of the acquisition. The Company’s consolidated pro forma net sales, income and earnings per share would not have been materially different from the reported amount for the fiscal years ended June 30, 2006, 2005 and 2004, had the acquisition occurred at the beginning of those periods.

14.   Related Party Transactions

As discussed in Note 2, the Company holds as strategic investment common stock of Nihon Inter Electronics Corporation (“Nihon”), a related party. During the fiscal year ended June 30, 2006, the Company sold 2.6 million shares in Nihon for net proceeds of $19.1 million and recognized $13.6 million of pretax gains recorded in other income. At June 30, 2006 and 2005, the Company owned approximately 9.7 percent and 17.5 percent, respectively, of the outstanding shares of Nihon. As previously reported, the Company’s Chief Financial Officer was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the general manager of the Company’s Japan subsidiary is a director of Nihon. Although the Company has a member on the Board of Directors of Nihon, it does not exercise significant influence, and accordingly, the Company records its interest in Nihon based on readily determinable market values in accordance with SFAS No. 115 (see Note 2).

15.   Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

	Revenues	Gross Profit	Net Income (Loss)	Net Income (Loss) Per Common Share — Basic		Net Income (Loss) Per Common Share — Diluted (1)
2006 (2)
1st Quarter	$272,573	$110,893	26,243	$0.37		$0.36
2nd Quarter	278,811	111,574	24,256	0.34		0.34
3rd Quarter	297,076	118,787	25,654	0.36		0.36
4th Quarter	322,658	127,784	31,004	0.43	(3)	0.43	(3)
2005 (2)
1st Quarter	$312,225	$133,437	$37,580	$0.56		$0.53
2nd Quarter	298,560	129,381	39,514	0.59		0.55
3rd Quarter	281,871	125,267	35,673	0.53		0.48
4th Quarter	281,768	122,438	24,693	0.36	(4)	0.35	(4)

(1)          Fiscal first quarter 2005 through third quarter 2005 included the dilutive effect from the conversion of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock (the “Effect”). The conversion effect was not included in any of the other quarters, since the Effect would have been anti-dilutive.

(2)          Fiscal first quarter 2005 through fourth quarter 2006 included pretax impairment of assets, restructuring and severance-related charges, as follows (in thousands):

	Fiscal 2006				Fiscal 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Impairment of assets, relocation costs and other charges	$3,062	$2,046	$1,698	$1,452	$4,860	$5,631	$6,304	$8,480
Severance-related	1,231	1,014	1,651	3,758	1,831	1,200	1,773	3,873
Total impairment of assets, restructuring and severance charges	$4,293	$3,060	$3,349	$5,210	$6,691	$6,831	$8,077	$12,353

(3)          Fiscal fourth quarter 2006 included (1) $0.15 charge from the impairment of assets, restructuring and severance charges, (2) $0.11 income from the gain on the sale of an equity investment, and (3) $0.01 charge from the incremental expenses from the proposed convertible debt offering, subsequently withdrawn, and the special dividend repatriation under the American Jobs Creation Act of 2004.

(4)          Fiscal fourth quarter 2005 included (1) $0.38 charge from the impairment of assets, restructuring and severance charges and (2) $0.07 charge from the accelerated vesting of stock options.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting. We have used the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess our internal control over financial reporting. Based upon this assessment, we have concluded that our internal control over financial reporting was effective as of June 30, 2006. PricewaterhouseCoopers LLP, an independent registered public accounting firm who audited our financial statements included in this annual report on Form 10-K, has also audited our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006.

(c)           Changes in internal control over financial reporting

In the Quarterly Reports on Form 10-Qs for the fiscal quarters ended September 30, 2005 and December 31, 2005, we restated the statement of cash flows for the three and six months then ended, to correctly classify the excess tax benefits from options exercised as cash flows from financing activities rather than operating activities, in accordance with the adoption of SFAS No. 123R, “Stock-Based Compensation”. In connection with the restatements, we identified a material weakness in our internal control over the preparation, review, presentation and disclosure of the consolidated statement of cash flows. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. At September 30, 2005, December 31, 2005 and March 31, 2006, we determined that we did not maintain effective controls over the preparation, review and disclosure of the statement of cash flows.

Subsequent to March 31, 2006, we made the following changes to our internal control over financial reporting to remediate the material weakness discussed above:

•       Implemented a multi-level of review over the Form 10-Q and Form 10-K financial statements preparation, review and disclosure, including additional and upgraded accounting management;

•       Implemented a practice to enhance the technical training on current accounting and reporting pronouncements and issues;

•       Incorporated supplemental disclosure checklist to include new pronouncements having significant financial statement impact; and

•       Implemented a practice to consult with third-party experts on complex accounting and reporting transactions.

We have completed the documentation and testing of the corrective processes and, as of June 30, 2006, have concluded that the steps taken have remediated the material weakness over the preparation, review, presentation and disclosure of the consolidated statement of cash flows. Other than the remediation of the material weakness, there was no change in our internal controls during the fiscal fourth quarter 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

For information called for by Items 10, 11, 12, 13 and 14, reference is made to the items under “Election of Directors”, “General Information—Security Ownership of Principal Stockholders and Management”, and “Ratification of Independent Registered Public Accounting Firm—Independent Accountants” in the Registrant’s definitive proxy statement for its annual meeting of stockholders, to be held November 20, 2006, which will be filed with the Securities and Exchange Commission within 120 days after July 2, 2006, and which is incorporated herein by reference. Certain information concerning the executive officers of the Company is included in Part I. See “Additional Item” on page 29.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.                 Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 58.

b.                Exhibits filed as part of this report are listed on the Exhibit Index on page 98.

EXHIBIT INDEX

Incorporated By Reference:

Exhibit No.	Item	Document
3(a)	Certificate of Incorporation of the Company, as amended to date	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.1)
3(b)	Amended and Restated Bylaws of the Company	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.2)
3(c)	Bylaws as amended of the Company	Form 10-Q filed with the Securities and Exchange Commission on November 11, 2005. (Exhibit 3.2)
4(a)	Amended and Restated Rights Agreement between International Rectifier Corporation and Chase Mellon Shareholder Services, LLC, dated as of December 15, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 4(a))
4(b)

Indenture, dated as of July 19, 2000, between International Rectifier Corporation and Wells Fargo Bank Minnesota, National Association, as Trustee, including the form of 4¼ Percent Convertible Subordinated Note Due 2007 as Exhibit A thereto

Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2000. (Exhibit 4.1)
4(c)

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

Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.2)

10(z)	The First Amendment to the Amended and Restated Rights Agreement dated August 11, 2006	Exhibit 10.1 submitted herewith
10(aa)	May 8, 2006 Confirmation between BNP Paribas Paris and International Rectifier Corp. dated as of July 1, 1999, as amended	Exhibit 10.2 submitted herewith
10(bb)*	Amended and Restated 1984 Stock Participation Plan, effective as of November 21, 2005	Form 8-K dated November 21, 2005, filed with the Securities and Exchange Commission on November 21, 2005. (Exhibit 99.1)
10(cc)	Credit Agreement, dated June 27, 2006, between International Rectifier Southeast Asia Pte. Ltd., and Bank of America, N.A. as Administrative Agent and sole initial Lender	Form 8-K dated July 3, 2006, filed with Securities Exchange Commission. (Exhibit 10.1)
10(dd)	Guaranty, dated June 27, 2006, executed by International Rectifier Corporation in favor of Bank of America, N.A.	Form 8-K dated July 3, 2006, filed with Securities Exchange Commission. (Exhibit 10.2)
14	Code of Ethics	Form 8-K, filed with the Securities and Exchange Commission on November 18, 2005. (Exhibit 99.1)

*                    Denotes management contract or compensatory plan or arrangement.

Submitted Herewith:

See page 59 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

10.1	The First Amendment to the Amended and Restated Rights Agreement dated August 11, 2006.
10.2	May 8, 2006 Confirmation between BNP Paribas Paris and International Rectifier Corp., dated as of July 1, 1999 as amended.
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: September 15, 2006

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

Signatures	Title	Date
/s/ ERIC LIDOW	Chairman of the Board	September 15, 2006
Eric Lidow
/s/ ALEXANDER LIDOW	Director, Chief Executive Officer	September 15, 2006
Alexander Lidow	(Principal Executive Officer)
/s/ JACK O. VANCE	Director	September 15, 2006
Jack O. Vance
/s/ ROCHUS E. VOGT	Director	September 15, 2006
Rochus E. Vogt
/s/ JAMES D. PLUMMER	Director	September 15, 2006
James D. Plummer
/s/ MINORU MATSUDA	Director	September 15, 2006
Minoru Matsuda
/s/ ROBERT ATTIYEH	Director	September 15, 2006
Robert Attiyeh
/s/ MICHAEL P. MCGEE	Chief Financial Officer	September 15, 2006
Michael P. McGee	(Principal Financial Accounting Officer)

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 30, 2006, 2005 and 2004
(In thousands)

		Additions
	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other	Deductions (1)	Balance at End of Period
2006
Deferred income tax valuation allowance	$48,150	$5,927	$—	$(3,189)	$50,888
Inventory valuation reserve	6,648	9,073	—	(7,335)	8,386
2005
Deferred income tax valuation allowance	53,530	(2,025)	—	(3,355)	48,150
Inventory valuation reserve	18,165	7,001	—	(18,518)	6,648
2004
Deferred income tax valuation allowance	63,507	—	—	(9,977)	53,530
Inventory valuation reserve	21,062	9,837	—	(12,734)	18,165

(1)          Deductions include the write-off of obsolete and scrap inventory, revaluation of federal, state and foreign valuation allowance, and the effect of SFAS No. 52, “Foreign Currency Transactions”.