Form 10-Q
period 2006-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2006-11-13
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒                              Quarterly Report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the quarterly period ended  September 30, 2006

Commission File Number: 1-7935

International Rectifier Corporation
(Exact name of registrant as specified in its charter)

Delaware	95-1528961
(State or other jurisdiction of	(IRS employer identification
incorporation or organization)	number)

233 Kansas Street	90245
El Segundo, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (310) 726-8000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No ☐

Indicate by check mark whether the registrant is an a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the exchange act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

There were 72,159,715 shares of the registrant’s common stock, par value $1.00 per share, outstanding on November 7, 2006.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share amounts)

	Three Months Ended September 30
	2006	2005

Revenues	$344,243	$272,573
Cost of sales	205,826	161,680
Gross profit	138,417	110,893

Selling and administrative expense	53,498	45,166
Research and development expense	32,049	25,212
Amortization of acquisition-related intangibles	926	1,453
Impairment of assets, restructuring and severance charges	5,237	4,293
Other expense, net	801	124
Interest income, net	(2,504)	(1,552)
Income before income taxes	48,410	36,197

Provision for income taxes	14,281	9,954
Net income	$34,129	$26,243

Net income per common share — basic	$0.47	$0.37

Net income per common share — diluted	$0.47	$0.36

Average common shares outstanding — basic	72,052	70,329

Average common shares and potentially dilutive securities outstanding — diluted	72,630	72,277

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended September 30,
	2006	2005

Net income	$34,129	$26,243

Other comprehensive income (loss):
Foreign currency translation adjustments	8,985	(5,136)

Unrealized gains (losses) on securities:
Unrealized holding gains on available-for-sale securities, net of tax effect of ($2,305) and $1,686, respectively	3,986	(2,872)
Unrealized holding gains on foreign currency forward contract, net of tax effect of ($1,375) and ($154), respectively	2,553	263
Less: Reclassification adjustments of net gains on available-for-sale securities and foreign currency forward contract	(419)	(23)

Other comprehensive income (loss)	15,105	(7,768)

Comprehensive income	$49,234	$18,475

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	June 30,
	2006	2006(1)
ASSETS
Current assets:
Cash and cash equivalents	$446,261	$482,907
Short-term cash investments	117,999	120,872
Trade accounts receivable, less allowance for doubtful accounts	210,605	182,774
Inventories, net	218,833	214,094
Short-term deferred income taxes	22,539	23,353
Prepaid expenses and other receivables	59,408	51,456

Total current assets	1,075,645	1,075,456
Long-term cash investments	512,997	488,849
Property, plant and equipment, net	596,647	576,380
Goodwill	155,460	155,148
Acquisition-related intangible assets, net	31,022	31,994
Long-term deferred income taxes	83,193	85,754
Other assets	97,840	91,442
Total assets	$2,552,804	$2,505,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank loans	$3,591	$6,501
Long-term debt, due within one year	539,005	627
Accounts payable	86,606	85,009
Accrued salaries, wages and commissions	40,221	57,643
Other accrued expenses	124,603	104,870
Total current liabilities	794,026	254,650
Long-term debt, less current maturities	81,805	617,540
Other long-term liabilities	18,322	28,501
Total liabilities	894,153	900,691

Stockholders’ equity:
Common stock	72,111	71,988
Capital contributed in excess of par value of shares	930,584	925,603
Retained earnings	576,411	542,301
Accumulated other comprehensive income	79,545	64,440
Total stockholders’ equity	1,658,651	1,604,332
Total liabilities and stockholders’ equity	$2,552,804	$2,505,023

The accompanying notes are an integral part of these statements.

(1)             The consolidated balance sheet as of June 30, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$34,129	$26,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,580	20,043
Amortization of acquisition-related intangible assets	926	1,453
Stock compensation expense	2,031	491
Unrealized gains on derivatives	(625)	(1,175)
Deferred income taxes	3,732	4,270
Tax benefits from options exercised	552	6,980
Excess tax benefits from options exercised	(150)	(4,083)
Change in operating assets and liabilities, net	(49,922)	(44,477)
Net cash provided by operating activities	11,253	9,745

Cash flows from investing activities:
Additions to property, plant and equipment	(34,818)	(37,009)
Proceeds from sale of property, plant and equipment	21	2
Sale or maturities of cash investments	83,555	110,987
Purchase of cash investments	(99,481)	(105,277)
Change in other investing activities, net	(1,268)	(3,785)
Net cash used in investing activities	(51,991)	(35,082)

Cash flows from financing activities:
(Repayments of) proceeds from short-term debt, net	(2,824)	2,457
Repayments of capital lease obligations, net	(129)	(59)
Proceeds from exercise of stock options and stock purchase plan	2,520	21,782
Excess tax benefits from options exercised	150	4,083
Other, net	147	(4,492)
Net cash (used in) provided by financing activities	(136)	23,771

Effect of exchange rate changes on cash and cash equivalents	4,228	726
Net decrease in cash and cash equivalents	(36,646)	(840)
Cash and cash equivalents, beginning of period	482,907	359,978

Cash and cash equivalents, end of period	$446,261	$359,138

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

1.         Certain Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to state fairly the consolidated financial position of the Company at September 30, 2006, and the consolidated results of operations and the consolidated cash flows for the three months ended September 30, 2006 and 2005.  The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The Company operates on a 52-53 week fiscal year under which the three months ended September 2006 and 2005 consisted of 13 weeks ending October 1, 2006 and October 2, 2005, respectively.  For ease of presenting the accompanying consolidated financial statements, the fiscal quarter-end for all periods presented is shown as September 30 or June 30.  Fiscal 2007 will consist of 52 weeks ending July 1, 2007.

Certain previous year’s presentation has been restated to conform to current year presentation. As part of the planned Power Control Systems divestiture (see Note 15, “Divestiture”), approximately $6 million of product revenues previously disclosed in the Focus Products group have been restated as Non-Focus Products, reflecting how our Chief Operating Decision Maker reviews the segments as of September 30, 2006.

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

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 30, 2006 and 2005 (in thousands except per share amounts):

	Net Income (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended September 30, 2006:
Net income per common share — basic	$34,129	72,052	$0.47
Effect of dilutive securities:
Stock options	—	578	—
Net income per common share — diluted	$34,129	72,630	$0.47
Three months ended September 30, 2005:
Net income per common share — basic	$26,243	70,329	$0.37
Effect of dilutive securities:
Stock options	—	1,948	(0.01)
Net income per common share — diluted	$26,243	72,227	$0.36

The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income per share for the three months ended September 30, 2006 and 2005, since such effect would be anti-dilutive.

3.         Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities.  At September 30, 2006 and June 30, 2006, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in accumulated other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income and expense.  At September 30, 2006 and June 30, 2006, no investment was in a material loss position for greater than one year.

Cash, cash equivalents and cash investments as of September 30, 2006 and June 30, 2006 are summarized as follows (in thousands):

	September 30,	June 30,
	2006	2006
Cash and cash equivalents	$446,261	$482,907
Short-term cash investments	117,999	120,872
Long-term cash investments	512,997	488,849
Total cash, cash equivalents and cash investments	$1,077,257	$1,092,628

Available-for-sale securities as of September 30, 2006 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$62,930	$—	$(267)	$62,663
U.S. government and agency obligations	55,669	—	(333)	55,336
Other debt	—	—	—	—
Total short-term cash investments	$118,599	$—	$(600)	$117,999

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$191,358	$—	$(259)	$191,099
U.S. government and agency obligations	158,631	—	(855)	157,776
Other debt	164,388	—	(266)	164,122
Total long-term cash investments	$514,377	$—	$(1,380)	$512,997

Available-for-sale securities as of June 30, 2006 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$66,233	$—	$(551)	$65,682
U.S. government and agency obligations	50,914	—	(492)	50,422
Corporate auction rate preferred securities	4,508	—	—	4,508
Other debt	260	—	—	260
Total short-term cash investments	$121,915	$—	$(1,043)	$120,872

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$165,598	$40	$(1,973)	$163,665
U.S. government and agency obligations	184,882	—	(3,125)	181,757
Other debt	144,457	37	(1,067)	143,427
Total long-term cash investments	$494,937	$77	$(6,165)	$488,849

The Company holds as strategic investments the common stock of two Japanese companies traded on the Tokyo Stock Exchange.  The Company accounts for these available-for-sale investments under SFAS No. 115.  Dividend income from the two companies was $0.4 million and $0.3 million during the three months ended September 30, 2006 and 2005, respectively.  The market values of the equity investments included in other long-term assets at September 30, 2006 and June 30, 2006 were $54.1 million and $52.9 million, respectively, compared to their purchase cost of $18.8 million.  Mark-to-market gains (losses), net of tax, for the three months ended September 30, 2006 and 2005, were $0.7 million and ($2.9) million, respectively, and were included in other comprehensive income, a separate component of equity.

The amortized cost and estimated fair value of cash investments at September 30, 2006, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$120,399	$119,798
Due in 1-2 years	175,619	174,726
Due in 2-5 years	176,504	176,366
Due after 5 years	160,454	160,106
Total cash investments	$632,976	$630,996

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains were $0.1 million and gross realized losses were $0.3 million for the three months ended September 30, 2006.  Gross realized gains were $0.01 million and gross realized losses were $0.3 million for the three months ended September 30, 2005.  The cost of marketable securities sold is determined by the weighted average cost method.

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

In May 2006, the Company entered into a five-year foreign exchange forward contract (“the Forward Contract”) with BNP Paribas for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its Japan subsidiary.  The Company has designated the May 2006 Forward Contract as a cash flow hedge.  Under the terms of the May 2006 Forward Contract, the Company is required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in the March 2011.  At September 30, 2006, 18 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar.  The market value of the May 2006 Forward Contract was $4.5 million at September 30, 2006, included in other assets.  The mark-to-market gains, net of tax, of $2.6 million for the three months ended September 30, 2006, have been included in other comprehensive income.  Based on effectiveness tests comparing forecasted transactions through the May 2006 Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the May 2006 Forward Contract.

The Company had approximately $123.8 million and $103.1 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at September 30, 2006 and June 30, 2006, respectively.  Net realized and unrealized foreign-currency losses recognized in earnings were less than $1 million for the three months ended September 30, 2006 and 2005.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “December 2001 Transaction”) with the investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 8, “Bank Loans and Long-Term Debt”).   In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15.  In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount.  At the inception of the Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate paid since the inception of the swaps has averaged 3.03 percent, compared to a coupon of 4.25 percent on the Debt.  During the three months ended September 30, 2006, the LIBOR was 5.51 percent, and including certain spreads and mark-to-market adjustments associated with the interest swaps, this arrangement increased interest expense by $1.6 million. During the three months ended September 30, 2005, the LIBOR was 3.60 percent, and including certain spreads and mark-to-market adjustments associated with the interest swaps, this arrangement reduced interest expense by $0.9 million.

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the December 2001 and April 2004 Transactions were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  The market value of the December 2001 Transaction was a liability of $4.7 million and $7.0 million at September 30, 2006 and June 30, 2006, respectively.  The market value of the April 2004 Transaction was a liability of $3.0 million and a $4.6 million at September 30, 2006 and June 30, 2006, respectively.

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

In support of the Company’s obligation under the two Transactions, the Company is required to obtain irrevocable standby letters of credit in favor of the Bank, totaling $7.5 million plus a collateral requirement for the two Transactions, as determined periodically.  At September 30, 2006, $16.8 million in letters of credit were outstanding related to the Transactions.

The December 2001 and the April 2004 Transactions qualify as fair value hedges under SFAS No. 133.  To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the two Transactions and the Debt.  The fair values of the Transactions and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices.  For the three months ended September 30, 2006 and 2005, the hedges were highly effective and therefore, the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with the investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at September 30, 2006 and June 30, 2006, was $0.1 million and $0.6 million, respectively, and was included in other long-term assets.  Mark-to-market (losses) gains of ($0.5) million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, were charged to interest expense.

5.         Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon and reserves are established accordingly.  In accordance with SFAS No. 151, “Inventory Cost” the Company allocates fixed production overheads to inventory based on the normal capacity of the production facilities and abnormal amounts of idle facility expense are recognized as current period charges. Inventories at September 30, 2006 and June 30, 2006 were comprised of the following (in thousands):

	September 30,	June 30,
	2006	2006
Raw materials	$37,542	$37,268
Work-in-process	94,401	93,534
Finished goods	86,890	83,292

Total inventories	$218,833	$214,094

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

In the first of a two-step impairment test, the Company determined the fair value of these reporting units using a discounted cash flow valuation model.  The Company compared the discounted cash flows for the reporting unit to its carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  The second step compared the implied fair value of the reporting unit with the carrying amount of that goodwill.  Based on its annual impairment test in the fourth quarter of fiscal year ended June 30, 2006, the Company determined that goodwill was not impaired.

At September 30, 2006 and June 30, 2006 acquisition-related intangible assets included the following (in thousands):

		September 30, 2006		June 30, 2006
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquisition-related intangible assets:
Complete technology	4 - 12	$38,281	$(15,295)	$38,324	$(14,881)
Distribution rights and customer lists	5 - 12	15,454	(9,111)	15,446	(8,744)
Intellectual property and other	5 - 12	7,963	(6,270)	7,963	(6,114)
Total acquisition-related intangible assets		$61,698	$(30,676)	$61,733	$(29,739)

As of September 30, 2006, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal 2007: $2,939; fiscal 2008: $3,503; fiscal 2009: $3,503; fiscal 2010: $3,503, fiscal 2011: $2,715 and fiscal 2012: $1,708.

The carrying amount of goodwill by business segment as of September 30, 2006, is as follows (in thousands):

Energy-Saving Products	$48,423
Computing and Communications	43,089
Intellectual Property	20,114
Aerospace and Defense	18,997
Commodity Products	15,275
Non-Aligned Products	9,562
Goodwill balance, September 30, 2006	$155,460

As of September 30, 2006 and June 30, 2006, $43.3 million of goodwill is deductible for income tax purposes, respectively.

The changes in the carrying amount of goodwill for the period ended September 30, 2006 are as follows (in thousands):

Goodwill
Balance, June 30, 2006	$155,148
Foreign exchange impact	312
Balance, September 30, 2006	$155,460

7.         Other accrued expenses

Other accrued expenses at September 30, 2006 and June 30, 2006 were comprised of the following (in thousands):

	September 30, 2006	June 30, 2006
Accrued taxes	$65,230	$54,497
Short-term severance liability	8,438	7,055
Interest rate swap liability	7,692	—
Accrued Interest	7,455	14,579
Other accrued expenses	35,788	28,739
Total accrued expenses	$124,603	$104,870

8.         Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at September 30, 2006 and June 30, 2006 is as follows (in thousands):

	September 30,	June 30,
	2006	2006
Convertible subordinated notes at 4.25 percent due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($11,675) and ($14,443) at September 30, 2006 and June 30, 2006, respectively)	$538,325	$535,557
Other loans and capitalized lease obligations	82,380	82,610
Debt, including current portion of long-term debt ($539,005 and $627 at September 30, 2006 and June 30, 2006, respectively)	620,809	618,167
Foreign revolving bank loans at rates from 1.12% to 3.88%	3,592	6,501

Total debt	$624,401	$624,668

In July 2000, the Company sold $550 million principal amount of 4.25 percent Convertible Subordinated Notes due July 2007. The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15.  The notes are subordinated to all of the Company’s existing and future debt. The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments.  The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2004, as specified in the notes and related indenture agreement.  In December

2001 and April 2006, the Company entered into two transactions with JP Morgan Chase Bank for $412.5 million and $137.5 million in notional amounts, respectively, which had the effect to the Company of converting the interest rate to variable and requiring that the convertible notes be marked to market (see Note 4, “Derivative Financial Instruments”).

The Company had been a party to a three-year syndicated multi-currency revolving credit facility, led by BNP Paribas, that expires in November 2006 (the “Facility”).  The Facility provides a credit line of $150 million of which up to $150 million may be used for standby letters of credit.  The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.75 percent and 2.0 percent for base rate advances and a margin of between 1.75 percent and 3.0 percent for Euro-currency rate advances.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the Facility is subject to a leverage ratio as determined by the credit agreement and was 0.375 percent of the unused portion of the total facility at each period-end.  The Company pledged as collateral shares of certain of its subsidiaries.  The Facility also contains certain financial and other covenants, with which the Company was in compliance at September 30, 2006.  At September 30, 2006, the Company had no borrowings and $21.1 million letters of credit outstanding under the Facility.  At June 30, 2006, the Company had no borrowings and $25.0 million letters of credit outstanding under the Facility.  Of the letters of credit outstanding, $16.8 million and $20.7 million were related to the interest rate swap transactions (see Note 4) at September 30, 2006 and June 30, 2006, respectively.

At September 30, 2006, the Company had $169.1 million in total revolving lines of credit, of which $24.7 million had been utilized, consisting of $21.1 million in letters of credit and $3.6 million in foreign revolving bank loans, which are included in the table above.

On November 6, 2006, the Company entered into a new five-year multi-currency revolving credit facility, with a syndicate of lenders including JP Morgan Chase Bank, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG, to replace the BNP Paribas revolving credit facility that would otherwise have expired in November 2006 (the “November 2006 Facility”).  The November 2006 Facility expires in November 2011, and provides a credit line of $150 million with an option to increase the facility limit to $250 million.  Up to $75 million of the November 2006 Facility may be used for standby letters of credit and up to $10 million may be used for swing-line loans.  The November 2006 Facility bears interest at (i) local currency rates plus (ii) a margin between 0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company’s senior leverage ratio.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the November 2006 Facility ranges between 0.175 and 0.25 percent of the unused portion of the total facility, depending upon the Company’s senior leverage ratio.  The Company is required to pledge as collateral shares of certain of its subsidiaries and certain of the Company’s subsidiaries are required to guarantee the credit facility.  The Company has no obligation to pledge the securities and the subsidiaries have no obligation to guarantee the facility until December 31, 2006.

9.         Impairment of Assets, Restructuring and Severance

During fiscal 2003 second quarter ended December 31, 2002, the Company announced certain restructuring initiatives. Under these initiatives, the goal was to reposition the Company to better fit the market conditions and de-emphasize its commodity business.  The Company’s restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products within its Focus Product segments.  The Company also planned to lower overhead costs across its support organizations.  The Company has substantially completed these restructuring activities as of September 30, 2006.

Total charges associated with the December 2002 restructuring were $277.9 million. These charges consisted of $219.0 million for asset impairment, plant closure and other charges, $6.0 million of raw material and work-in-process inventory, and $52.9 million for severance-related costs.

As discussed in Note 15, “Divestiture”, on November 8, 2006, the Company entered into definitive agreements with Vishay Intertechnology Inc. to sell its Power Control Systems (“PCS”) business, consisting of the Company’s Non-Focus Product segments (see Note 10, “Segment and Geographic Information”), for approximately $290 million (the “PCS Divestiture”).  Associated with the PCS Divestiture, the Company plans to realign its sales, distribution and product development functions to a business based solely on its Focus Products.  It also plans to configure its manufacturing and support infrastructure to address the initially lower revenue levels following the PCS Divestiture.  The Company expects that restructuring-related charges related to these plans will be approximately $10 million to $15 million (including the $4.6 million recorded to date), primarily severance-related costs, which will be recorded as incurred through calendar year-end 2007.

Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.  The severance charges had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  The Company measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

For the three months ended September 30, 2006, the Company recorded $5.2 million in total restructuring-related charges, consisting of: $0.6 million for plant closure costs and other charges, and $4.6 million for severance-related costs related to the PCS Divestiture and reorganization activities.   For the three months ended September 30, 2005, the Company recorded $4.3 million in total restructuring-related charges related to the December 2002 restructuring initiatives, consisting of: $3.1 million for asset impairment, plant closure costs and other charges, and $1.2 million for severance-related costs.

As of September 30, 2006, including the costs associated with the PCS Divestiture and associated reorganization, the Company had recorded $282.5 million in total charges, consisting of: $219.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $57.6 million for severance-related costs.   Components of the $219.0 million asset impairment, plant closure and other charges included the following items:

•                  As the Company emphasizes more advanced generation planar products, it expects the future revenue stream from its less advanced facilities in Temecula, California to decrease significantly.  These facilities had a net book value of $138.3 million and were written down by $77.7 million.  Certain equipment at this facility is being sold as part of the PCS Divestiture.  It is expected that these facilities will continue in use to support certain transitional service level agreements as part of the PCS Divestiture until approximately March 2008, and the remaining basis is being depreciated over units of production during this period.

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

•                  As the Company emphasizes more advanced generation Schottky products, it expects the future revenue stream from its less advanced facility in Borgaro, Italy to decrease significantly. This facility had a net book value of $20.5 million and was written down by $13.9 million.  This facility is being sold as part of the PCS Divestiture.

•                  The Company restructured its manufacturing activities in Europe.  Based on a review of its Swansea, Wales facility, a general-purpose module facility, the Company determined that this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, the Company has completed the move of its manufacturing activities from its automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities as of June 30, 2005. The Company has also moved the production from its Venaria, Italy facility to its Borgaro, Italy and Mumbai, India facilities, which was completed as of December 31, 2003.  The Company stopped manufacturing products at its Oxted, England facility as of September 30, 2003.  The Swansea, Wales; Krefeld, Germany; Borgaro, Italy and Mumbai, India facilities are being sold as part of the PCS Divestiture.

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

•                  $59.9 million in other miscellaneous items were charged, including $50.7 million in relocation costs and other impaired asset charges and $9.2 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories with a carrying value of $98.2 million, by $6.0 million to their net realizable value. For the three months September 30, 2006 and 2005, the Company disposed of $0.1 million and $0, respectively, of these inventories, which did not have a material impact on gross margin for the period then ended.  As of September 30, 2006, no inventory remained to be disposed.

As of September 30, 2006, the Company has recorded $57.5 million in severance-related charges:  $44.4 million in severance termination costs related to the December 2002 restructuring and the elimination of approximately 1,300 administrative, operating and manufacturing positions, $8.5 million in pension termination costs at its manufacturing facility in Oxted, England, and $4.6 million for severance-related costs related to the PCS Divestiture and reorganization activities.

The following summarizes the Company’s severance accrual related to the June 2001 restructuring, the December 2002 restructuring,  the TechnoFusion acquisition, and the PCS Divestiture for the three months ended September 30, 2006 (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Acquisition	PCS Divestiture	Total Severance Liability
Accrued severance, June 30, 2006	$235	$6,538	$282	$—	$7,055
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	—	—	4,656	4,656
Costs paid	(24)	(3,250)	(1)	—	(3,275)
Foreign exchange impact	—	—	2	—	2
Accrued severance, September 30, 2006	$211	$3,288	$283	$4,656	$8,438

The June 2001 severance liability is primarily related to certain legal accruals associated with the termination of 29 administrative and operating personnel, which will be paid or released as the outcome is determined.  The December 2002 severance liability is primarily related to severance-related costs of approximately 130 operating personnel, who have been notified and targeted to be terminated as a result of the final transition of the manufacturing to the Newport, Wales facility, expected to be completed and paid by calendar year-end 2007.  The TechnoFusion severance liability is related to restructuring of the Company’s Krefeld, Germany facility associated with the acquisition of TechnoFusion GmbH, which is contemplated to be paid or released pending the sale of the PCS business.  The PCS Divestiture severance liability relates to approximately 100 operating and finance personnel who have been notified to be impacted by the PCS Divestiture.  The associated liability is expected to be paid by calendar year-end 2007.

10.       Segment and Geographic Information

As part of the planned Power Control Systems Divestiture (see Note 15, “PCS Divestiture”), approximately $6 million of product revenues for the three months ended September 30, 2006, previously accounted for in the Focus Products group, has been restated in the Non-Focus Products group reflecting how the Chief Operating Decision Maker reviews the segments in light of the pending divestiture of the Company’s Non-Focus Products business.  Previous year’s presentation has been restated to conform to current year presentation (in thousands except percentages):

	September 30, 2006		September 30, 2005
Business Segment	Revenues	Gross Profit	Revenues	Gross Profit
Computing and Communications (“C&C”)	$133,492	40.3%	$86,967	41.4%
Energy-Saving Products (“ESP”)	75,420	49.5	69,262	53.8
Aerospace and Defense (“A&D”)	38,428	50.1	29,401	43.8
Intellectual Property (“IP”)	11,010	100.0	10,440	100.0
Subtotal Focus Products	258,350	47.0	196,070	49.2

Commodity Products (“CP”)	57,501	20.8	47,949	21.2
Non-Aligned Products (“NAP”)	28,392	17.8	28,554	14.6
Subtotal Non-Focus Products	85,893	19.8	76,503	18.7

Consolidated total	$344,243	40.2%	$272,573	40.7%

Product revenues from unaffiliated customers are based on the location in which the sale originated. One distributor accounted for approximately 11 percent of the Company’s consolidated revenues for the three months ended September 30, 2006.  No single original equipment manufacturer (“OEM”), customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s consolidated revenues for the three months ended September 30, 2005.  One distributor accounted for approximately 23 percent and 12 percent of the Company’s accounts receivable at September 30, 2006 and June 30, 2006, respectively.

The majority of the Company’s products in the Focus Product segments, including those in the C&C, ESP and A&D segments, are sold directly to OEM customers.  Two distributors, individually accounting for greater than ten percent of the C&C segment revenue, accounted for approximately 38 percent of C&C revenue for the three months ended September 30, 2006.  One distributor accounted for approximately 11 percent of A&D segment revenue for the three months ended September 30, 2006.

Two OEM customers, individually accounting for greater than ten percent of NAP segment revenue, accounted for approximately 33 percent of NAP revenue for the three months ended September 30, 2006.  Two distributors, individually accounting for greater than ten percent of the CP segment revenue, accounted for approximately 21 percent of CP revenue for the three months ended September 30, 2006.  No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of the Energy-Saving Products segment revenues for the quarter.

Geographic information for the Company on an aggregate basis, for the three months ended September 30, 2006 and 2005, and June 30, 2006 is presented below (in thousands):

	September 30, 2006	September 30, 2005
Revenues from Unaffiliated Customers
The United States	$88,416	$74,611
Asia	168,734	129,628
Europe	76,083	57,894
Subtotal	333,233	262,133
Royalties (unallocated)	11,010	10,440

Total	$344,243	$272,573

	September 30, 2006	June 30, 2006
Long-Lived Assets
The United States	$357,698	$348,478
Asia	47,653	45,061
Europe	289,136	274,284

Total	$694,487	$667,823

The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles.

11.       Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards.  The following table summarizes the stock option activities for the three months ended September 30, 2006 (in thousands except per share price data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2006	12,075	$40.35	—	$45,981
Granted	668	$35.29	$13.36	—
Exercised	(111)	$21.25	—	$1,510
Expired	(128)	$48.43	—	—
Outstanding, September 30, 2006	12,504	$40.18	—	$29,910

For the three months ended September 30, 2006 and 2005 the Company received $2.5 million and $21.8 million, respectively, for stock options exercised.  Total tax benefit realized for the tax deductions from stock options exercised was $0.6 million and $7.0 million for three months ended September 30, 2006 and 2005, respectively.

The following table summarizes the Restricted Stock Unit (“RSU”) activities for the three months ended September 30, 2006 (in thousands except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2006	23	$49.09	$909
Vested	(2)	$35.30	$71
Expired	(6)	$33.61	—
Outstanding, September 30, 2006	15	$49.07	$510

The following table summarizes the stock options and RSUs outstanding at September 30, 2006, and related weighted average price and life information (in thousands except years and price data):

	September 30, 2006
	Outstanding			Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$0.00 to $14.13	404	2.54	$11.31	390	2.49	$11.73
$15.62 to $25.35	1,385	2.88	$20.65	1,385	2.88	$20.65
$26.00 to $35.90	2,032	4.73	$34.39	1,309	4.67	$33.96
$36.39 to $45.87	6,449	3.71	$42.71	5,859	3.63	$42.82
$46.19 to $54.69	1,351	3.85	$50.37	936	3.83	$51.32
$55.31 to $63.88	898	4.17	$62.28	898	4.17	$62.28
	12,519	3.79	$40.13	10,777	3.68	$40.13

Additional information relating to the stock option plans, including employee stock options and RSUs, at September 30, 2006 and June 30, 2006 is as follows (in thousands):

	September 30, 2006	June 30, 2006
Options exercisable	10,777	10,813
Options available for grant	3,109	3,696
Total reserved common stock shares for stock option plans	15,628	15,794

For the three months ended September 30, 2006 and 2005, stock-based compensation expense associated with the Company’s stock options is as follows (in thousands):

	September 30, 2006	September 30, 2005
Selling and administrative expense	$1,199	$258
Research and development expense	528	82
Cost of sales	200	30

Total stock option expense	$1,927	$370

For the three months ended September 30, 2006 and 2005, stock-based compensation expense associated with the Company’s RSUs is as follows (in thousands):

	September 30, 2006	September 30, 2005
Research and development expense	$52	$52
Selling and administrative expense	44	61
Cost of sales	8	8

Total RSU expense	$104	$121

The total unrecognized compensation expense for outstanding stock options and RSUs was $20.4 million as of September 30, 2006, and will be recognized, in general, over three years.  The weighted average number of years to recognize the compensation expense is 1.2 years.

The fair value of the options associated with the above compensation expense for the three months ended September 30, 2006 and June 30, 2006, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2006	June 30, 2006
Expected life	3.5 years	3.5 years
Risk free interest rate	4.7%	4.3%
Volatility	44.3%	34.3%
Dividend yield	0.0%	0.0%

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

13.       Litigation

In June 2000, the Company filed suit in Federal District Court in Los Angeles, California against IXYS Corporation, alleging infringement of its key U.S. patents 4,959,699; 5,008,725 and 5,130,767.  The suit sought damages and other relief customary in such matters.  The Federal District Court entered a permanent injunction, effective on June 5, 2002, barring IXYS from making, using, offering to sell or selling in, or importing into the United States, MOSFETs (including IGBTs) covered by the Company’s U.S. patents 4,959,699; 5,008,725 and/or 5,130,767.  In August 2002, the Court of Appeals for the Federal Circuit stayed that injunction, pending appeal on the merits.  In that same year, following trial on damages issues, a Federal District Court jury awarded the Company $9.1 million in compensatory damages.  The Federal District Court subsequently tripled the damages, increasing the award from $9.1 million to approximately $27.2 million, and ruled that the Company is entitled to an additional award of reasonable attorney’s fees for a total monetary judgment of about $29.5 million.  In March 2004, the U.S. Court of Appeals for the Federal Circuit reversed the summary judgment granted to the Company by the Federal District Court in Los Angeles of infringement by IXYS of its U.S. patents 4,959,699; 5,008,725 and 5,130,767. The Federal Circuit reversed in part and vacated in part infringement findings of the District Court, granted IXYS the right to present certain affirmative defenses, and vacated the injunction against IXYS entered by the District Court. The ruling by the Federal Circuit had the effect of vacating the damages judgment obtained against IXYS. The Federal Circuit affirmed the District Court’s rulings in the Company’s favor regarding the validity and enforceability of the three IR patents. Following remand a federal court jury in Los Angeles, California, held on September 15, 2005, that IXYS elongated octagonal MOSFETs and IGBTs infringed on the 4,959,699 patent but did not infringe on the 5,008,725 and 5,130,767 patents. On October 6, 2005, the jury awarded the Company $6.2 million in damages.  Based on the jury’s verdict, on February 14, 2006, the District Court entered its final judgment (including permanent injunctions prohibiting IXYS from further infringing sales for the remaining life of the 4,959,699 patent) and found that the Company is entitled to $6.2 million in compensatory damages for infringement through September 30, 2005, plus an additional 6.5 percent of infringing sales after September 30, 2005.  On July 14, 2006, the Federal Circuit entered an order vacating that judgment and remanded the IR v. IXYS action so that the District Court could consider whether to reissue a permanent injunction in light of the Supreme Court’s decision in eBay Inc. v. MercExchange, L.L.C., _ U.S. _, 126 S.Ct. 1837, 164 L.Ed.2d 641 (2006).  The Company then requested that the District Court re-enter the final judgment (and permanent injunction).  On September 14, 2006, the District Court granted the Company’s motion and re-entered the final judgment.  IXYS failed to timely file notice of appeal of the final judgement and has filed a motion with the District Court seeking additional time in which to file notice of appeal.  The Company is opposing the IXYS motion.  The Company believes that it is reasonably assured that the value of the judgment is at least $2.5 million.

14.       Income Taxes

The Company’s effective tax provision for the three months ended September 30, 2006 and 2005 was 29.5 percent and 27.5 percent, respectively, rather than the U.S. federal statutory tax provision of 35 percent as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and state research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefit.

15.       Divestiture

On November 8, 2006, the Company entered into definitive agreements with Vishay Intertechnology, Inc. (“Vishay”), a manufacturer of discrete semiconductors and passive electronic components, to sell its Power Control Systems (“PCS”) business for approximately $290 million (the “PCS Divestiture”).  The PCS business consists of the Company’s Non-Focus Product segments (see Note 10, “Segment and Geographic Information”), which include operations at the Company’s Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites.  The PCS Divestiture will also include certain wafer manufacturing, product assembly and research and development equipment currently located at the Company’s Temecula, California; Tijuana, Mexico; and El Segundo, California locations.  The PCS Divestiture is expected to close in February 2007, subject to various closing conditions including obtaining all necessary governmental approvals or clearances.

As part of the PCS Divestiture, the Company will be involved in the transition of certain of the divested business and assets with Vishay, including providing certain manufacturing, sales, marketing and administrative support services for a period of up to three years.

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

Overview of Results of Operations for the Three Months Ended September 30, 2006

We report our results in six segments that generally reflect our products’ end-markets: Computing and Communications (“C&C”), Energy-Saving Products (“ESP”), Aerospace and Defense (“A&D”), Intellectual Property (“IP”), Commodity Products (“CP”) and Non-Aligned Products (“NAP”).  We further summarize our segments in two groups, our Focus Products and Non-Focus Products, to reflect our strategic goals and the allocation of our critical resources.  We include our C&C, ESP, A&D and IP segments in our Focus Product group, and our CP and NAP segments in our Non-Focus Product group.

For the three months ended September 30, 2006, consolidated revenues were $344.2 million compared to $272.6 million in the prior year three months ended September 30, 2005.  Revenues for the three months ended September 30, 2006 increased by 26.3 percent compared to the prior year, reflecting growth in Computing and Communications, Energy-Saving Products, Aerospace and Defense and Commodity Products segments, which increased 53.5 percent, 8.9 percent, 30.7 percent, and 19.9 percent, respectively, from the prior year three months ended September 30, 2005.

Revenues for our Focus Products were $258.3 million and $196.1 million for the three months ended September 30, 2006 and 2005, respectively. Focus Product revenues accounted for 75.0 percent of consolidated revenues for the three months ended September 30, 2006, compared to 71.9 percent of consolidated revenues for the three months ended September 30, 2005.  Revenues for our Non-Focus Products were $85.9 million and $76.5 million for the three months ended September 30, 2006 and 2005, respectively.  Non-Focus Product revenues for the fiscal quarter ended September 30, 2006, included approximately $6 million of product revenues previously accounted for in the Focus Products group and restated in the Non-Focus Products group, to align with how we review the segments, in light of the pending divestiture of our Non-Focus Products business.  Prior period has been restated to conform to current year presentation.

Revenues as a percentage of total product revenues based on sales location were approximately 27 percent, 51 percent and 22 percent for the United States, Asia and Europe, respectively, for the three months ended September 30, 2006.  Revenues as a percentage of total product revenues based on sales location were approximately 28 percent, 50 percent and 22 percent for the United States, Asia and Europe, respectively, for the three months ended September 30, 2005.

We operated at over 90 percent of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity.  We have added capacity during calendar year 2006 and are planning to add incremental production capacity of $100 million to $150 million in annual revenue potential by June 2007. As part of our expansion plans, we announced in October 2006 a foundry agreement with Tower Semiconductor for capacity capable of addressing many of our Focus Products.

Gross profit margin was 40.2 percent for the three months ended September 30, 2006, and 40.7 percent for the prior year three months ended September 30, 2005.  The gross profit margin declined primarily due to product mix.  Gross margin decline also reflected increased costs associated with the ramp-up of major new product families at our Newport, Wales facility. Gross profit margin for our Focus Products was 47.0 percent for the three months ended September 30, 2006, and 49.2 percent for the prior year three months ended September 30, 2005.  Gross profit margin for our Non-Focus Products was 19.8 percent and 18.7 percent for the three months ended September 30, 2006 and 2005, respectively.

For the three months ended September 30, 2006, selling and administrative expense was $53.5 million (15.5 percent of revenues) compared to $45.2 million (16.7 percent of revenues) for the prior year three months ended September 30, 2005, reflecting variable costs paid on a higher revenue base such as sales commissions, and profit sharing, stock option and other employee benefit expenses.

For the three months ended September 30, 2006, research and development expense was $32.0 million (9.3 percent of revenues) compared to $25.2 million (9.2 percent of revenues) for the prior year three months ended September 30, 2005, reflecting our continued commitment to developing our power management ICs and new architectures for the next-generation applications, including new game stations, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances.

During fiscal 2003 second quarter ended December 31, 2002, we announced certain restructuring initiatives. We have substantially completed the December 2002 restructuring activities as of September 30, 2006.  For the three months ended September 30, 2006, we recorded $5.2 million in total restructuring-related charges, consisting of: $0.6 million for plant closure costs and other charges related to the completion of the December 2002 restructuring plans, and $4.6 million for severance-related costs related to the divestiture of our Non-Focus Products business and related reorganization activities (see “Divestiture” below).

During the three months ended September 30, 2006, operating activities generated cash flow of $11.3 million.  Our cash, cash equivalents and cash investments totaled $1,077.3 million at September 30, 2006.  As of September 30, 2006, we had $144.3 million in unused credit facilities for operating needs.  Our Credit Facility with BNP

Paribas was scheduled to expire in November 2006.  On November 6, 2006, we replaced this facility with a new five-year multi-currency revolving credit facility with a syndicate of lenders including JP Morgan Chase Bank, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG, for $150 million, with an option to increase the facility limit to $250 million.

Our $550 million convertible subordinated notes are due in July 2007.  We anticipate that these subordinated notes will be refinanced through public or private offerings of debt or equity, or be paid down with our existing cash and cash investments.

Divestiture

On November 8, 2006, we entered into definitive agreements with Vishay Intertechnology, Inc. (“Vishay”), a manufacturer of discrete semiconductors and passive electronic components, to sell our Power Control Systems (“PCS”) business for approximately $290 million (the “PCS Divestiture”).  The PCS business consists of our Non-Focus Product segments, which include operations at our Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites.  The PCS Divestiture will also include certain wafer manufacturing, product assembly and research and development equipment currently located at our Temecula, California; Tijuana, Mexico; and El Segundo, California locations.  The PCS Divestiture is expected to close in February 2007, subject to various closing conditions including obtaining all necessary governmental approvals or clearances.

When the PCS Divestiture is completed, it is our goal that within the next couple of years, the remaining revenues from our Focus Products would grow faster and the remaining business would be more profitable.  We do not believe that the completion of the PCS Divestiture will substantially alter the customer base that we serve or the competition that we face currently.  However, to achieve our goals, for a few quarters following a successful completion of the PCS Divestiture, we plan to more fully develop our Focus Products by realigning our sales, distribution and product development functions to a business based solely on our Focus Products.  We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the PCS Divestiture.  We expect that restructuring-related charges with regards to these plans will be approximately $10 million to $15 million (including the $4.6 million recorded to date), consisting of primarily severance-related costs, which will be recorded as incurred in accordance with SFAS No. 146 through approximately calendar year-end 2007.

As part of the PCS Divestiture, we will be involved in the transition of certain of the divested business and assets with Vishay, including providing certain manufacturing, sales, marketing and administrative support services for up to three years.

Results of Operations for the Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

The following table sets forth certain items as a percentage of revenues (in millions except percentages):

	Three Months Ended September 30,
	2006		2005
Revenues	$344.2	100.0%	$272.6	100.0%
Cost of sales	205.8	59.8	161.7	59.3
Gross profit	138.4	40.2	110.9	40.7
Selling and administrative expense	53.5	15.5	45.2	16.7
Research and development expense	32.0	9.3	25.2	9.2
Amortization of acquisition-related intangible assets	1.0	0.3	1.5	0.5
Impairment of assets, restructuring and severance charges	5.2	1.5	4.3	1.6
Other expense, net	0.8	0.2	0.1	0.0
Interest income, net	(2.5)	(0.7)	(1.6)	(0.6)
Income before income taxes	48.4	14.1	36.2	13.3
Provision for income taxes	14.3	4.2	10.0	3.7
Net income	$34.1	9.9%	$26.2	9.6%

Revenues and Gross Margin

For the three months ended September 30, 2006, consolidated revenues were $344.2 million compared to $272.6 million in the prior year three months ended September 30, 2005.  Revenues for the three months ended September 30, 2006 increased by 26.3 percent compared to the prior year, reflecting growth in Computing and Communications, Energy-Saving Products, Aerospace and Defense and Commodity Products segments, which increased 53.5 percent, 8.9 percent, 30.7 percent, and 19.9 percent, respectively, from the prior year three months ended September 30, 2005.

Revenues for our Focus Products were $258.3 million and $196.1 million for the three months ended September 30, 2006 and 2005, respectively. Focus Product revenues accounted for 75.0 percent of consolidated revenues for the three months ended September 30, 2006, compared to 71.9 percent of consolidated revenues for the three months ended September 30, 2005.  Revenues for our Non-Focus Products were $85.9 million and $76.5 million for the three months ended September 30, 2006 and 2005, respectively.  Non-Focus Product revenues for the fiscal quarter ended September 30, 2006, included approximately $6 million of certain complementary products previously accounted for in the Focus Products group and restated in Non-Focus Products, to align with how we review the segments in light of the pending divestiture of our Non-Focus Products business.  Prior period has been restated to conform to current year presentation.

Revenues as a percentage of total product revenues based on sales location were approximately 27 percent, 51 percent and 22 percent for the United States, Asia and Europe, respectively, for the three months ended September 30, 2006.  Revenues as a percentage of total product revenues based on sales location were approximately

28 percent, 50 percent and 22 percent for the United States, Asia and Europe, respectively, for the three months ended September 30, 2005.

Gross profit margin was 40.2 percent for the three months ended September 30, 2006, and 40.7 percent for the prior year three months ended September 30, 2005.  The gross profit margin declined primarily due to product mix.  Gross margin decline also reflected increased costs associated with the ramp-up of major new product families at our Newport, Wales facility. Gross profit margin for our Focus Products was 47.0 percent for the three months ended September 30, 2006, and 49.2 percent for the prior year three months ended September 30, 2005.  Gross profit margin for our Non-Focus Products was 19.8 percent and 18.7 percent for the three months ended September 30, 2006 and 2005, respectively.

Segment results for the three months ended September 30, 2006 and 2005 are as follows (in thousands except percentages):

	Three Months Ended
	September 30, 2006			September 30, 2005
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications	$133,492	38.8%	40.3%	$86,967	31.9%	41.4%
Energy-Saving Products	75,420	21.9	49.5	69,262	25.4	53.8
Aerospace and Defense	38,428	11.1	50.1	29,401	10.8	43.8
Intellectual Property	11,010	3.2	100.0	10,440	3.8	100.0
Subtotal Focus Products	258,350	75.0	47.0	196,070	71.9	49.2

Commodity Products	57,501	16.7	20.8	47,949	17.6	21.2
Non-Aligned Products	28,392	8.3	17.8	28,554	10.5	14.6
Subtotal Non-Focus Products	85,893	25.0	19.8	76,503	28.1	18.7

Consolidated total	$344,243	100.0%	40.2%	$272,573	100.0%	40.7%

Computing and Communications (“C&C”)

The Computing and Communication segment is comprised of our power management ICs, including iPowirTM multi-chip modules and DirectFETTM solutions, and power components (primarily MOSFET power components) that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles.  Our C&C products are also used in digital televisions, liquid crystal displays (“LCDs”), portable handheld devices and cellular phones.

C&C revenues increased by $46.5 million, 53.5 percent, compared to the prior year three months ended September 30, 2005, reflecting strength in the latest generation game stations from the top two manufacturers and in the new generation of Intel and AMD-based servers.

Gross margin for C&C was 40.3 percent for the three months ended September 30, 2006, compared to 41.4 percent for the prior year three months ended September 30, 2005.  Gross margin declined primarily reflecting product mix and costs associated with the ramp-up of new products.

Energy-Saving Products (“ESP”)

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

ESP revenues for the three months ended September 30, 2006, increased by $6.2 million, 8.9 percent, compared to the prior year three months ended September 30, 2005, primarily reflecting strength in the notebook market and increased sales of our IGBTs and high-voltage ICs.

Gross margin for ESP was 49.5 percent for the three months ended September 30, 2006, compared to 53.8 percent for the three months ended September 30, 2005.  The gross margin decline reflected primarily product mix and certain end-market application price declines.

Aerospace and Defense (“A&D”)

The Aerospace and Defense segment is comprised of advanced power management solutions, such as radiation-hardened power management modules, radiation-hardened power components, and other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines and other defense and high-reliability applications.

A&D revenues for the three months ended September 30, 2006, increased by $9.0 million, 30.7 percent, from the three months ended September 30, 2005, reflecting a higher demand for our power components and advanced power management solutions for commercial and defense satellites, military and other high reliability applications.

Gross margin for the A&D segment increased to 50.1 percent for the fiscal quarter ended September 30, 2006, from 43.8 percent in the comparable prior year period, primarily reflecting product mix, manufacturing efficiencies and restructuring cost savings.

Intellectual Property (“IP”)

The Intellectual Property segment reports ongoing and one-time royalty income from licensing and activities related to the enforcement of our patents and other intellectual property, which may include claims settlement from the successful defense of our licenses.

IP revenues were $11.0 million and $10.4 million for the three months ended September 30, 2006 and 2005, respectively.  Included in the IP revenues were one-time royalty income from the licensing of our patents of $3.0 million and $2.0 million for the three months ended September 30, 2006 and 2005, respectively. Our licensed MOSFET patents expire between 2006 and 2010, with the broadest remaining in effect until 2007 and 2008.  We continue to commit to research and development to generate new patents and other intellectual property and concentrate on incorporating our technologies into our Focus Products.

Commodity Products (“CP”)

The Commodity Product segment is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature and sold with margins generally below our strategic targets.

For the three months ended September 30, 2006, CP revenues were $57.5 million, an increase of 19.9 percent from $47.9 million for the three months ended September 30, 2005, primarily reflecting stronger market conditions.

Gross margin for CP was 20.8 percent for the fiscal quarter ended September 30, 2006, compared to 21.2 percent in the comparable prior year quarter, reflecting primarily price pressures.

Non-Aligned Products (“NAP”)

The Non-Aligned Product segment includes businesses, product lines or products that we are targeting for realignment, whether by divestiture or otherwise.   Currently, product lines reported in this segment include certain modules, rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications.

NAP revenues for the three months ended September 30, 2006 were $28.4 million, decreasing 0.6 percent from $28.6 million in the three months ended September 30, 2005, reflecting primarily declining demand in the automotive industry.

Gross margin for our NAP segment was 17.8 percent for the three months ended September 30, 2006, compared to 14.6 percent for the three months ended September 30, 2005, reflecting yield improvements and cost reduction plans.

Selling and Administrative Expense

For the three months ended September 30, 2006, selling and administrative expense was $53.5 million (15.5 percent of revenues), compared to $45.2 million (16.7 percent of revenues) for the three months ended September 30, 2005.  The decrease in the selling and administrative expense ratio primarily reflected a higher revenue base in the current year.  The absolute selling and administrative expense increased reflecting variable costs paid on a higher revenue base such as sales commissions, and profit sharing, stock option and other employee benefit expenses.

Research and Development Expenses

For the three months ended September 30, 2006 and 2005, research and development expense was $32.0 million and $25.2 million (9.3 percent and 9.2 percent of revenues), respectively, reflecting our continued commitment to developing our power management ICs and new architectures for the next-generation applications, including new game stations, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances

Impairment of Assets, Restructuring and Severance

During fiscal 2003 second quarter ended December 31, 2002, we announced certain restructuring initiatives. Under these initiatives, the goal was to reposition us to better fit the market conditions and de-emphasize our commodity business.  Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products within its Focus Product segments.  We also planned to lower overhead costs across our support organizations.  We have substantially completed the December 2002 restructuring activities as of September 30, 2006.

Total charges associated with the December 2002 restructuring were $277.9 million. These charges consisted of $219.0 million for asset impairment, plant closure and other charges, $6.0 million of raw material and work-in-process inventory, and $52.9 million for severance-related costs.

Associated with the PCS Divestiture (see Note 15, “Divestiture”), we plan to realign our sales, distribution and product development functions to a business based solely on our Focus Products. We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the PCS Divestiture.  We expect that restructuring-related charges related to these plans will be approximately $10 million to $15 million (including the $4.6 million recorded to date), primarily severance-related costs, which will be recorded as incurred through calendar year-end 2007.

Restructuring-related costs were charged as incurred in accordance with SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Asset impairments were calculated in accordance with SFAS No. 144.  The severance charges had been and will continue to be recognized ratably over the future service period, as applicable, in accordance with SFAS No. 146.  We measured the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

For the three months ended September 30, 2006, we recorded $5.2 million in total restructuring-related charges, consisting of: $0.6 million for plant closure costs and other charges, and $4.6 million for severance-related costs related to the PCS Divestiture and reorganization activities.   For the three months ended September 30, 2005, we recorded $4.3 million in total restructuring-related charges related to the December 2002 restructuring initiatives, consisting of: $3.1 million for asset impairment, plant closure costs and other charges, and $1.2 million for severance-related costs.

As of September 30, 2006, including the costs associated with the PCS Divestiture and associated reorganization, we had recorded $282.5 million in total charges, consisting of: $219.0 million for asset impairment, plant closure costs and other charges, $6.0 million for raw material and work-in-process inventory charges, and $57.6 million for severance-related costs.   Components of the $219.0 million asset impairment, plant closure and other charges included the following items:

•                  As we emphasize more advanced generation planar products, we expect the future revenue stream from our less advanced facilities in Temecula, California to decrease significantly.  These facilities had a net book value of $138.3 million and were written down by $77.7 million.  Certain equipment at this facility is being sold as part of the PCS Divestiture.  It is expected that these facilities will continue in use to support certain transitional service level agreements as part of the PCS Divestiture until approximately March 2008, and the remaining basis is being depreciated over units of production during this period.

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

•                  As we emphasize more advanced generation Schottky products, we expect the future revenue stream from our less advanced facility in Borgaro, Italy to decrease significantly. This facility had a net book value of $20.5 million and was written down by $13.9 million.  This facility is being sold as part of the PCS Divestiture.

•                  We restructured our manufacturing activities in Europe.  Based on a review of our Swansea, Wales facility, a general-purpose module facility, we determined that this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, we have completed the move of our manufacturing activities from our automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities as of June 30, 2005. We have also moved the production from our Venaria, Italy facility to our Borgaro, Italy and Mumbai, India facilities, which was completed as of December 31, 2003.  We stopped manufacturing products at our Oxted, England facility as of September 30, 2003.  The Swansea, Wales; Krefeld, Germany; Borgaro, Italy and Mumbai, India facilities are being sold as part of the PCS Divestiture.

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

•                  $59.9 million in other miscellaneous items were charged, including $50.7 million in relocation costs and other impaired asset charges and $9.2 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories with a carrying value of $98.2 million, by $6.0 million to their net realizable value. For the three months September 30, 2006 and 2005, we disposed of $0.1 million and $0, respectively, of these inventories, which did not have a material impact on gross margin for the period then ended.  As of September 30, 2006, no inventory remained to be disposed.

As of September 30, 2006, we have recorded $57.5 million in severance-related charges: $44.4 million in severance termination costs related to the December 2002 restructuring and the elimination of approximately 1,300 administrative, operating and manufacturing positions, $8.5 million in pension termination costs at our manufacturing facility in Oxted, England, and $4.6 million for severance-related costs related to the PCS Divestiture and reorganization activities.

Our restructuring activities were expected to result in severance charges of approximately $63 million through calendar year-end 2007.  Below is a table of approximate severance charges by major activity and location:

Location	Activity	Amount
El Segundo, California	Close manufacturing facilities	$10 million
Santa Clara, California and Leominster, Massachusetts	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	13 million
Veneria, Italy	Move manufacturing to India and discontinue certain products	11 million
Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; Halifax, Canada; Temecula, California; Tijuana, Mexico; and El Segundo, California	Power Control Systems Divestiture	10 million
Company-wide	Realign business processes	15 million
Total		$63 million

For the three months ended September 30, 2006, we recorded $5.2 million in total restructuring-related charges, consisting of: $0.6 million for plant closure costs and other charges, and $4.6 million for severance-related costs related to the PCS Divestiture and related reorganization activities.  For the three months ended September 30, 2005, we recorded $4.3 million in total restructuring-related charges related to the December 2002 restructuring initiatives, consisting of: $3.1 million for asset impairment, plant closure costs and other charges, and $1.2 million for severance-related costs.

The following summarizes our severance accrual related to the June 2001 restructuring, the December 2002 restructuring, the TechnoFusion acquisition and the PCS Divestiture for the three months ended September 30, 2006 (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	TechnoFusion Acquisition	PCS Divestiture	Total Severance Liability
Accrued severance, June 30, 2006	$235	$6,538	$282	$—	$7,055
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	—	—	—	4,656	4,656
Costs paid	(24)	(3,250)	(1)	—	(3,275)
Foreign exchange impact	—	—	2	—	2
Accrued severance, September 30, 2006	$211	$3,288	$283	$4,656	$8,438

The June 2001 severance liability is primarily related to certain legal accruals associated with the termination of 29 administrative and operating personnel, which will be paid or released as the outcome is determined.  The December 2002 severance liability is primarily related to severance-related costs of approximately 130 operating personnel, who have been notified and targeted to be terminated as a result of the final transition of the manufacturing to the Newport, Wales facility, expected to be completed and paid by calendar year-end 2007.  The TechnoFusion severance liability is related to restructuring of our Krefeld, Germany facility associated with the acquisition of TechnoFusion GmbH, which is contemplated to be paid or released pending the sale of the PCS business.  The PCS Divestiture severance liability relates to approximately 100 operating and finance personnel who have been notified to be impacted by the PCS Divestiture.  The associated liability is expected to be paid by calendar year-end 2007.

Other Income and Expenses

Other expense was $0.8 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, reflecting an increase in claim settlement costs.

Interest Income and Expenses

Interest income was $12.6 million and $7.1 million for the three months ended September 30, 2006 and 2005, respectively, reflecting higher prevailing interest rates on higher average cash and cash investment balance in the current year.

Interest expense was $10.1 million and $5.5 million for the three months ended September 30, 2006 and 2005, respectively, primarily reflecting higher effective interest rate payable on our $550 million convertible subordinated notes outstanding.

Income Taxes

Our effective tax provision for the three months ended September 30, 2006 and 2005 was 29.5 percent and 27.5 percent, respectively, rather than the U.S. federal statutory tax provision of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and state research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefits.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalent balances of $446.3 million and cash investments in marketable debt securities of $631.0 million. We also had $144.3 million in unused credit facilities.  Our investment portfolio consisted of available-for-sale fixed-income, principally investment-grade securities as of September 30, 2006.

For the three months ended September 30, 2006, cash provided by operating activities was $11.3 million compared to $9.7 million in the comparable prior year three months ended September 30, 2005. Depreciation and amortization adjusted cash flows from operations by $21.5 million.  Changes in operating assets and liabilities decreased cash by $49.2 million during the three months ended September 30, 2006.  The increase in working capital primarily reflected an increase in accounts receivable as a result of lengthening payment terms based on business practices in certain foreign regions, and lower accrued salaries and wages due primarily to timing of bonus and profit sharing payments.

For the three months ended September 30, 2006, cash used in investing activities was $54.2 million.  We purchased $99.5 million while proceeds from sales or maturities of cash investments were $83.6 million. We invested $34.8 million in capital expenditures, of which approximately one-third was spent at the Newport, Wales facility.  Purchase order commitments for capital expenditures were $21.5 million as of September 30, 2006.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flows from operations and available credit facilities.

Financing activities for the three months ended September 30, 2006 generated $2.1 million. Proceeds from the exercise of employee stock options and stock participation plan contributed $2.5 million.

As of September 30, 2006, we had revolving, equipment and foreign credit facilities of $169.1 million, against which $24.7 million had been used.  As discussed in Note 4 of the unaudited consolidated financial statements, we have been required to obtain irrevocable standby letters of credit in favor of JP Morgan Chase Bank, for $7.5 million plus the collateral requirement for the interest rate swap transactions, as determined periodically.  At September 30, 2006, $16.8 million in letters of credit were outstanding related to the transactions.  The collateral requirement of the transactions may be adversely affected by an increase in the five-year LIBOR curve, a decrease in our stock price, or both.  We cannot predict what the collateral requirement of the transactions and the letter of credit requirement will be over time.  To illustrate the potential impact, had a 10 percent increase in the five-year LIBOR curve and a 10 percent decrease in our stock price occurred at the close of the fiscal quarter ended September 30, 2006, our letter of credit commitment would have increased by $2.2 million to $19.0 million.  The letters of credit collateral requirement for future periods have been waived by JP Morgan Chase Bank following the execution of the November 6, 2006 revolving credit facility described below.

On November 6, 2006, we entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JP Morgan Chase Bank, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG, to replace the BNP Paribas revolving credit facility that would otherwise have expired in November 2006.  The new facility expires in November 2011 and provides a credit line of $150 million, with an option to increase the facility limit to $250 million.

Our $550 million convertible subordinated notes are due in July 2007.  We anticipate that this subordinated debt will be refinanced through public or private offerings of debt or equity, or be paid down with our existing cash and cash investments.  We do not have any off balance sheet arrangements as of September 30, 2006.

We believe that our current cash and cash investment balances, cash flows from operations and borrowing capacity, including unused amounts under our credit facility, will be sufficient to meet our operations in the next twelve months. Although we believe that our current financial resources will be sufficient for normal operating activities, we may also consider the use of funds from other external sources, including, but not limited to, public or private offerings of debt or equity.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before being recognized in the financial statements.  This Interpretation requires that the impact of a tax position be recognized if it is more likely than not of being sustained in an audit, based on the technical merits of the position.  FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN No. 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies”.  FIN No. 48 is effective beginning with our fiscal first quarter ended September 30, 2007 of fiscal year 2008. We are currently evaluating the impact of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 will be effective for us beginning in the first quarter of fiscal year 2009 ending September 30, 2008.  We are currently evaluating the impact of SFAS No. 157.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS No. 158”).  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.  SFAS No. 158 also requires an employer to measure the funded status of a plan at the date of its year-end statement of financial position.  SFAS 158 will be effective for us beginning in the first quarter of fiscal year 2008 ending September 30, 2007.  We do not believe that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB No. 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements”. SAB No. 108 is effective for us beginning in the fiscal quarter ending December 31, 2006. We do not believe adoption of SAB No. 108 will have an impact on our condensed consolidated statement of operations and financial condition.

Critical Accounting Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.  We believe that at September 30, 2006, there has been no material change to this information.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading “Factors that May Affect Future Results” in this Quarterly Report on From 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At September 30, 2006, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had a favorable impact of approximately $0.5 million on net interest income/expense for the current quarter since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt.  For our interest rate contract with Lehman Brothers, an increase of ten percent in interest rates would have had a favorable impact of $1.0 million, and a decrease of ten percent in interest rates would have had an adverse impact of ($0.1) million, on net interest income/expense.  These changes would not have had a material impact on our results of operations, financial position or cash flows.

In December 2001, we entered into an interest rate swap transaction (the “Transaction”) with JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”) (see Notes 4, “Derivative Financial Instruments,” and 8, “Bank Loans and Long-Term Debt”).  At the inception of the Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  In April 2004, we entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The variable interest rate we have paid since the inception of the swap has averaged 3.03 percent, compared to a coupon of 4.25 percent on the Debt.  During the three months ended September 30, 2006, the LIBOR was 5.51 percent, and including certain spreads and mark-to-market adjustments associated with the interest swaps, this arrangement increased interest expense by $1.6 million.  For the three months ended September 30, 2005, the LIBOR was 3.60 percent, and including certain spreads and mark-to-market adjustments associated with the interest swaps, this arrangement decreased interest expense by $0.9 million.

Accounted for as fair value hedges under SFAS No. 133, the mark-to-market adjustments of the two Transactions were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  To measure the effectiveness of the hedge relationship, we used a regression analysis.  To evaluate the relationship of the fair value of the two transactions and the changes in fair value of the Debt attributable to changes in the benchmark rate, we discounted the estimated cash flows by the LIBOR swap rate that corresponds to the Debt’s expected maturity date.  In addition, our ability to call the Debt was considered in assessing the effectiveness of the hedging relationship.  For those years that were projected to include at least a portion of redemption of the convertible debentures, we employed a valuation model known as a

Monte Carlo simulation.  This simulation allowed us to project probability-weighted contractual cash flows discounted at the LIBOR swap rate that corresponded to the Debt’s expected maturity date.  The market value of the December 2001 Transaction was a $4.7 million and a $7.0 million liability at September 30, 2006 and June 30, 2006, respectively.  The market value of the April 2004 Transaction was a $3.0 million and a $4.6 million liability at September 30, 2006 and June 30, 2006, respectively.

In April 2002, we entered into an interest rate contract (the “Contract”) with the investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at September 30, 2006 and June 30, 2006 was $0.1 million and $0.6 million, respectively, and was included in other long-term assets.  Mark-to-market (losses) gains of ($0.5) million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, were charged to interest expense.

Foreign Currency Risk

We conduct business on a global basis in several foreign currencies, and at various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  Our risk to the European currencies is partially offset by the natural hedge of manufacturing and selling goods in both U.S. dollars and the European currencies.  Considering our specific foreign currency exposures, we have the greatest exposure to the Japanese Yen, since we have significant Yen-based revenues without Yen-based manufacturing costs.  We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such an adverse change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the three months ended September 30, 2006 and 2005.

In May 2006, following the expiration of our March 2001 forward contract in March 2006, we entered into a five-year foreign exchange forward contract with BNP Paribas (the “May 2006 Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our Japan subsidiary.  We have designated the May 2006 Forward Contract as a cash flow hedge.  Under the terms of the May 2006 Forward Contract, we are required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011.  At September 30, 2006, 18 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar.  The market value of the May 2006 Forward Contract was $4.5 million and 1.2 million, included in other assets, at September 30, 2006 and June 30, 2006, respectively.  The mark-to-market gains, net of tax, of $2.6 million for the three months ended September 30, 2006, have been included in other comprehensive income.  Based on effectiveness tests comparing forecasted transactions through the May 2006 Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the May 2006 Forward Contract.

We had approximately $123.8 million and $103.1 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at September 30, 2006 and June 30, 2006, respectively.  Net realized and unrealized foreign-currency net losses recognized in earnings were less than $1 million for the three months ended September 30, 2006 and 2005.

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

(b)   Changes in internal controls

There was no change in our internal controls during the fiscal first quarter 2007 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

With certain exceptions related to products within our Aerospace and Defense and Non-Aligned Product segments, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts.  For example, in our Computing and Communications segment, we have announced substantial new design or programs in next generation game stations and are currently manufacturing and shipping on that basis.  The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand.  Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty.  As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without any advance purchase commitments from customers.  Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory (or the value of our inventory), our revenue and our operating results generally.  Additionally, cancellation or significant reduction in significant customer programs, like those for next generation game station or servers, could materially affect our ability to achieve our revenue and margin targets.

We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that our inventory will be adequate to meet our needs or will be usable at a future date.

At the end of fiscal quarter ended September 30, 2006, we reported net inventories of $218.8 million. We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand.  If we do not project and build the proper mix and amount of inventory, our revenue and gross margin may be adversely affected.  Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and operating results.

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

We are currently at over 90 percent of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity.  We are planning to add incremental production capacity of $100 million to $150 million in annual revenue potential by June 2007. As part of our expansion plans, we announced in October 2006 a foundry agreement with Tower Semiconductor for capacity capable of addressing many of our Focus Products.  If we fail to timely execute on our plans in advance of demand for our products or fail in our ability to obtain additional capacity, our revenues could be adversely affected which may prevent us from achieving our margin targets.  We cannot assure you that we will complete our plans timely, that the ramp-up of the expanded facilities will occur effectively and without error or delay, or that sufficient third party sources would be available to satisfy our ability to meet customer demand.  Even if we fully execute and implement our plans, we cannot guarantee that we will have sufficient worldwide wafer fabrication and assembly manufacturing capacities to meet demand and there may be other unforeseen factors that could adversely impact our operating results.

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

Our future financial performance and success are largely dependent on our ability to implement our business strategy successfully of transforming our business to one led by our Focus Products and succeeding on our plans to restructure our company, including our plan for the sale of our entire Non-Focus Products business. We cannot assure you that we will continue to successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations.

The failure to execute on our plans to divest or discontinue product lines that are not consistent with our business objectives, including implementation of the PCS Divestiture, and replace those revenues with higher-margin product sales could adversely affect our operating results.

We have entered into definitive agreements with Vishay Intertechnology, Inc. to sell our Power Control Systems business consisting of our entire Non-Focus Product business (the “PCS Divestiture”). While we have entered into definitive agreements, the agreements contain a number of conditions to closing, including governmental and third party approvals.  While a closing is expected in February 2007, we cannot guaranty that closing will take place by then if at all.

If the PCS Divestiture is completed, it is our goal that within the next couple of years, the remaining revenues would grow faster and the remaining business would be more profitable.  We do not believe that the completion of the PCS Divestiture will substantially alter the customer base that we serve or the competition that we face currently. However, to achieve our goals, for a few quarters following a successful completion of the PCS Divestiture, we plan to more fully develop our Focus Product segments by realigning our sales, distribution and product development functions. We will also configure our manufacturing and support infrastructure to address at least initially lower revenue levels. Despite our plans and efforts, we cannot assure you that we will be successful in achieving our goals or carrying out plans for realignment.

Additionally as part of the PCS Divestiture, we will be involved in the transition of certain of the divested business and assets with Vishay, including providing certain manufacturing, sales, marketing and administrative support services and purchasing certain products from Vishay for a period of up to three years.  There may also be unforeseen factors or other obligations or events arising out of the PCS Divestiture. The activities and obligations involved with the PCS Divestiture could involve changes to various aspects of our business which could have a material adverse effect on our profitability to an extent we have not anticipated.  Even if we fully execute and implement our plans, there may be unforeseen factors that could have a material adverse impact on our operating results.

The failure to implement and complete our restructuring programs and accomplish planned cost reductions could adversely affect our business.

During fiscal 2003 second quarter ended December 31, 2002, we announced certain restructuring initiatives. We have substantially completed the December 2002 restructuring activities as of September 30, 2006.  On November 8, 2006, we entered into definitive agreements with Vishay Intertechnology, Inc. to sell our Power Control Systems (“PCS”) business, consisting of the Non-Focus Product segments, for approximately $290 million (the “PCS Divestiture”).  Associated with the PCS Divestiture, we plan to realign our sales, distribution and product development functions to a business based solely on our Focus Products.  We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the PCS Divestiture.  We expect that restructuring-related charges related to these plans will be approximately $10 million to $15 million (including the $4.6 million recorded to date) primarily severance-related costs, which will be recorded as incurred through approximately calendar year-end 2007.  If we do not reconfigure our infrastructure or there are delays in implementing our plans, we could have higher relative costs associated with post-PCS Divestiture revenues, adversely affecting our margins and profitability.  Additionally, there may be unforeseen factors or other obligations or events arising out of the PCS Divestiture (including possible indemnity obligations) that could result in changes in the amount or timing of charges to be taken or otherwise materially adversely impact our margins, profitability and business.

Our products may be found to be defective and, as a result, product claims may be asserted against us, which may harm our business and our reputation with our customers and significantly adversely affect our results and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated.  Although we maintain rigorous quality control systems, we have shipped large quantities of semiconductor devices to a wide range of customers around the world, in a variety of high profile and critical applications, and continue to do so.  In the ordinary course of our business we receive warranty claims for some of these products that are defective, or that do not perform to published specifications.  Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers depending on applicable law and contract), we often need to defend against claims for damages that are disproportionate to the revenue and profit we receive from the products involved.  In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business.  Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation.  Our results of operations and business would be adversely affected as a result of a significant alleged quality or performance issues in our products, if we are required or choose to pay for the damages that result.  In addition, in our Aerospace and Defense segment, we are sometimes subject to government procurement regulations and other laws that could result in costly investigations and other legal proceedings as a consequence of allegedly defective products or other actions. Although we currently have product liability and other types of insurance, we have certain deductibles and exclusions to such policies and may not have sufficient insurance coverage.  We also may not have sufficient resources to satisfy all possible product liability or other types of product claims.  In addition, any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

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

We are continuing to ramp up our Newport, Wales facility for new production.  We have experienced some delays and/or technical problems in moving our various facilities.  Continued delays and/or technical problems in completing the remaining transfers could lead to increased costs, reduced yields, delays in product deliveries, order cancellations and/or lost revenue.

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

We invest excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and governmental securities.  We also hold as strategic investments the common stock of two publicly-traded Asian companies.  The value of our investments is subject to market fluctuations, which if adverse, could have a material adverse effect on our financial position and if sold at the down turn, could have a material adverse effect on our operating results.

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

Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies.  Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, we cannot assure you that changes in environmental laws or regulations will not require additional investments in capital equipment or the implementation of additional compliance programs in the future. Additionally, as we prepare for the contemplated PCS Divestiture of certain of our facilities, such facilities may undergo further environmental review and investigation which may lead to previously unknown environmental liabilities.  Any present or prior failure to comply with environmental laws or regulations could subject us to serious liabilities and could have a material adverse effect on our operating results and financial condition.

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

Our outstanding Convertible Subordinated Notes maturing in July 2007 may expose us to risks.

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

ITEM 6.                 Exhibits

Index:

3.1

Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2006; Registration No. 333-117489)

3.2	Bylaws as Amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 11, 2005)

10.1

Credit Agreement, dated November 6, 2006, among the Company, the Lenders described therein, Bank of America, N.A., as Syndication Agent and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch as Co-Documentation Agent (incorporated by reference to Exhibit 99.1 to the Company’s current Report on Form 8-K filed on November 9, 2006)

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

INTERNATIONAL RECTIFIER CORPORATION
Registrant

November 10, 2006	/s/ Michael P. McGee
Michael P. McGee
Executive Vice President,
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)