Form 10-Q
period 2006-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2007-02-09
CIK 316793

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES ☒  NO ☐

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

THERE WERE 72,514,910 SHARES OF THE REGISTRANT’S COMMON STOCK, PAR VALUE $1.00 PER SHARE, OUTSTANDING ON FEBRUARY 2, 2007.

PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenues	$327,604	$254,770	$643,455	$498,789
Cost of sales	186,864	145,232	369,341	282,523
Gross profit	140,740	109,538	274,114	216,266
Selling and administrative expense	51,397	43,906	102,770	86,898
Research and development expense	34,000	25,661	64,760	49,197
Amortization of acquisition-related intangibles	662	1,205	1,347	2,429
Impairment of assets, restructuring and severance charges	1,587	733	5,749	3,045
Other (income) expense, net	(523)	1,040	278	1,165
Interest income, net	(1,823)	(800)	(4,328)	(2,354)
Income from continuing operations, before income taxes	55,440	37,793	103,538	75,886
Provision for income taxes	10,777	9,955	23,868	19,988
Income from continuing operations	44,663	27,838	79,670	55,898
Income (loss) from discontinued operations, net of tax	27,285	(3,582)	26,408	(5,400)
Net income	$71,948	$24,256	$106,078	$50,498

Net income (loss) per common share:
Basic:
Income from continuing operations	$0.62	$0.39	$1.10	$0.80
Income (loss) from discontinued operations	0.38	(0.05)	0.37	(0.08)
Net income	$1.00	$0.34	$1.47	$0.72

Diluted:
Income from continuing operations	$0.61	$0.39	$1.10	$0.78
Income (loss) from discontinued operations	0.38	(0.05)	0.36	(0.08)
Net income	$0.99	$0.34	$1.46	$0.70

Average common shares outstanding – basic	72,204	70,816	72,128	70,567

Average common shares and potentially dilutive securities outstanding – diluted	72,854	71,602	72,721	71,663

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Net income	$71,948	$24,256	$106,078	$50,498

Other comprehensive income (loss):
Foreign currency translation adjustments	19,081	(8,198)	28,066	(13,334)
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available-for-sale securities, net of tax effect of $1,996, ($6,920), ($317) and ($5,232), respectively	(3,706)	11,783	280	8,911
Unrealized holding gains on foreign currency forward contract, net of tax effect of ($522), ($80), ($1,896) and ($235), respectively	969	136	3,522	399
Less: Reclassification adjustments of net losses on available-for-sale securities and foreign currency forward contract	(425)	(7)	(844)	(30)

Other comprehensive income (loss)	15,919	3,714	31,024	(4,054)

Comprehensive income	$87,867	$27,970	$137,102	$46,444

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2006	2006(1)
Assets
Current assets:
Cash and cash equivalents	$459,276	$474,965
Short-term cash investments	108,502	120,872
Trade accounts receivable	187,439	177,495
Inventories, net	174,158	160,320
Short-term deferred income taxes	49,209	23,352
Assets held for sale	195,179	166,852
Prepaid expenses and other receivables	78,571	48,070
Total current assets	1,252,334	1,171,926
Long-term cash investments	525,128	488,849
Property, plant and equipment, net	559,583	510,346
Goodwill	132,298	130,361
Acquisition-related intangible assets, net	24,826	26,344
Long-term deferred income taxes	86,884	85,754
Other assets	91,714	91,443
Total assets	$2,672,767	$2,505,023

Liabilities and Stockholders’ Equity
Current liabilities:
Bank loans	$6,994	$6,450
Long-term debt, due within one year	540,183	627
Accounts payable	79,050	75,117
Accrued salaries, wages and commissions	44,787	49,844
Liabilities related to assets held for sale	24,597	27,150
Other accrued expenses	128,816	102,813
Total current liabilities	824,427	262,001
Long-term debt, less current maturities	81,263	616,964
Other long-term liabilities	12,689	21,726
Total liabilities	918,379	900,691
Stockholders’ equity:
Common stock	72,314	71,988
Capital contributed in excess of par value of shares	938,231	925,603
Retained earnings	648,379	542,301
Accumulated other comprehensive income	95,464	64,440
Total stockholders’ equity	1,754,388	1,604,332
Total liabilities and stockholders’ equity	$2,672,767	$2,505,023

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 31,
	2006	2005

Cash flows from operating activities:
Net income	$106,078	$50,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,564	40,048
Amortization of acquisition-related intangible assets	1,668	2,885
Stock compensation expense	4,110	1,645
Unrealized gains on swap transactions	(765)	(1,287)
Deferred income taxes	(22,768)	7,415
Tax benefits from options exercised	1,421	8,382
Excess tax benefits from options exercised	(465)	(4,264)
Changes in operating assets and liabilities, net	(46,027)	(56,729)
Net cash provided by operating activities	82,816	48,593

Cash flows from investing activities:
Additions to property, plant and equipment	(70,380)	(75,980)
Proceeds from sale of property, plant and equipment	54	298
Sale or maturities of cash investments	190,475	233,134
Purchase of cash investments	(208,746)	(300,857)
Other, net	(3,066)	(1,859)
Net cash used in investing activities	(91,663)	(145,264)

Cash flows from financing activities:
Proceeds from (repayments of) short-term debt, net	681	(15,236)
Repayments of long-term debt, net	(642)	—
Repayments of capital lease obligations, net	(144)	—
Proceeds from exercise of stock options and stock purchase plan	6,083	24,504
Excess tax benefits from options exercised	465	4,264
Other, net	515	(6,209)
Net cash provided by financing activities	6,958	7,323

Effect of exchange rate changes on cash and cash equivalents	5,195	3,067

Net increase (decrease) in cash and cash equivalents	3,306	(86,281)

Cash and cash equivalents, beginning of period	482,907	359,978

Less: Cash and cash equivalents, held for sale	(26,937)	(5,370)

Cash and cash equivalents, end of period	$459,276	$268,327

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.         Basis of Consolidation

The consolidated financial statements include the accounts of International Rectifier Corporation and its subsidiaries (“the Company”), which are located in North America, Europe and Asia.  Intercompany transactions have been eliminated in consolidation.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring adjustments which, in the opinion of the Company’s management, are necessary to state fairly the consolidated financial position of the Company at December 31, 2006, and the consolidated results of operations and the consolidated cash flows for the three and six months ended December 31, 2006 and 2005.  The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

The Company operates on a 52-53 week fiscal year under which the three months ended December 2006 and 2005 consisted of 13 weeks ending December 31, 2006 and January 1, 2006, respectively.  For ease of presenting the accompanying consolidated financial statements, the fiscal December quarter-end for all periods presented is shown as December 31.  Fiscal June 2006 year-end presented is shown as June 30.  Fiscal 2007 will consist of 52 weeks ending July 1, 2007.

As a result of the Power Control Systems business divestiture (see Note 2), the Company’s previously reported consolidated financial statements have been restated to present the discontinued operations separate from continuing operations, and assets held for sale with their related liabilities separate from the remaining assets and their related liabilities.  The reclassifications had no impact on the Company’s total assets, total liabilities, stockholders’ equity, cash flows or total consolidated net income reported.

2.         Divestiture

On November 8, 2006, the Company entered into definitive agreements with Vishay Intertechnology, Inc. (“Vishay”), to sell its Power Control Systems (“PCS”) business (the “Divestiture”).  The Divestiture consists of operations at the Company’s Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Canada sites.  The Divestiture will also include certain wafer manufacturing, product assembly and research and development equipment currently located at the Company’s Temecula, California; Tijuana, Mexico; and El Segundo, California locations.

The PCS business consists of the Company’s Non-Aligned Product and Commodity Product segments.  Product lines included in the sale are certain discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, multi-chip modules not including intergrated circuits and certain other specified products.  The PCS business is being sold for approximately $290 million in cash, subject to certain adjustments based on the overall level of working capital and the level of cash in the subsidiaries being sold.  On January 24, 2007, the waiting period with respect to the sale under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, and the Company and Vishay have agreed to a closing by April 1, 2007. The closing which remains subject to customary closing conditions.

The transaction agreements for the divestiture contain customary representations and warranties, and provide for the Company to indemnify Vishay, subject to certain exceptions and limitations, for losses resulting from the breach of representations, warranties and covenants of the Company and certain other liabilities. The transaction documents also provide that, for a period of seven years after the closing, the Company will not engage in the PCS Business anywhere in the world, subject to certain specified product exceptions; however, the documents provide that nothing will prevent the Company from competing against the products of the PCS Business with functional or application competitive products, on certain terms and conditions. The Company will enter into license agreements pursuant to which the Company will license certain of its technology related to the PCS business to Vishay on a non-exclusive, perpetual and royalty-free basis, and Vishay, in turn, will license back to the Company the technology that is being provided to it on a non-exclusive, perpetual and royalty-free basis. The transaction also provides for the Company entering into certain transition agreements for, among other things, administrative services, wafer and packaging services, and the sale and purchase of certain products.

As a result of the Divestiture, the Company has reported the Non-Aligned Product segment’s financial results as discontinued operations.  As part of the Divestiture, the Company will be involved in the transition of certain of the divested business and assets with Vishay, including providing Commodity Product manufacturing-related and other support services for up to three years.  Although the assets and liabilities held for sale include those of both the Non-Aligned Product and Commodity Product segments, the Commodity Product segment results were not included in discontinued operations at this time, as the Company expects to have significant ongoing involvement based on the cash flows to be derived from the transitional services to be provided to Vishay, as described above.  The Company’s prior period financial statements have been restated to conform to current period presentation. The reclassifications had no impact on the Company’s total assets, total liabilities, stockholders’ equity, cash flows or total consolidated net income reported.

Discontinued operations financial results are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Revenue	$27,108	$24,041	$55,500	$52,594
Income (loss) before income taxes	472	(4,337)	784	(6,232)
Benefit from income taxes (see Note 15, “Income Taxes”)	(26,813)	(755)	(25,624)	(832)
Income (loss) from discontinued operations	27,285	(3,582)	26,408	(5,400)

Assets held for sale and liabilities related to those assets included in the accompanying consolidated balance sheets comprised the entire PCS business (including those of both the Non-Aligned Product and Commodity Product segments), are as follows (in thousands):

	December 31,	June 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,937	$7,942
Trade accounts receivable	6,322	5,278
Inventories, net	57,295	53,774
Prepaid expenses and other receivables	4,720	3,387
Total current assets	95,274	70,381
Property, plant and equipment, net	69,192	66,034
Goodwill	25,157	24,787
Acquisition-related intangible assets, net	5,556	5,650
Total assets	$195,179	$166,852

LIABILITIES
Current liabilities:
Short-term debt	$—	$51
Accounts payable	10,305	9,892
Accrued salaries, wages and commissions	5,673	7,800
Other accrued expenses	1,329	2,056
Total current liabilities	17,307	19,799
Long-term debt	—	576
Other long-term liabilities	7,290	6,775
Total liabilities	$24,597	$27,150

3.         Net Income per Common Share

Net income per common share - basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net income per common share - diluted is similar to the computation of net income per common share - basic except that the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method and the conversion of the Company’s convertible subordinated notes using the if-converted method.  The Company’s use of the treasury stock method reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.  The Company’s use of the if-converted method increases reported net income by the interest expense related to the convertible subordinated notes when computing net income per common share – diluted.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations (in thousands except per share amounts):

	Three Months Ended December 31, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)

Net income per common share – basic:
Income from continuing operations	$44,663	72,204	$0.62
Income from discontinued operations	27,285	72,204	0.38
Net income	$71,948	72,204	$1.00
Effect of dilutive securities:

Stock options and restricted stock units:
Income from continuing operations		650	$(0.01)
Income from discontinued operations		650	—
Net income		650	$(0.01)

Net income per common share – diluted:
Income from continuing operations	$44,663	72,854	$0.61
Income from discontinued operations	27,285	72,854	0.38
Net income	$71,948	72,854	$0.99

	Three Months Ended December 31, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)

Net income (loss) per common share – basic:
Income from continuing operations	$27,838	70,816	$0.39
Loss from discontinued operations	(3,582)	70,816	(0.05)
Net income	$24,256	70,816	$0.34
Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations		786	$—
Income from discontinued operations		786	—
Net income		786	$—

Net income (loss) per common share – diluted:
Income from continuing operations	$27,838	71,602	$0.39
Loss from discontinued operations	(3,582)	71,602	(0.05)
Net income	$24,256	71,602	$0.34

	Six Months Ended December 31, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)

Net income per common share – basic:
Income from continuing operations	$79,670	72,128	$1.10
Income from discontinued operations	26,408	72,128	0.37
Net income	$106,078	72,128	$1.47
Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations		593	$—
Income from discontinued operations		593	(0.01)
Net income		593	$(0.01)

Net income per common share – diluted:
Income from continuing operations	$79,670	72,721	$1.10
Income from discontinued operations	26,408	72,721	0.36
Net income	$106,078	72,721	$1.46

	Six Months Ended December 31, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)

Net income (loss) per common share – basic:
Income from continuing operations	$55,898	70,567	$0.80
Loss from discontinued operations	(5,400)	70,567	(0.08)
Net income	$50,498	70,567	$0.72
Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations		1,096	$(0.02)
Income from discontinued operations		1,096	—
Net income		1,096	$(0.02)

Net income (loss) per common share – diluted:
Income from continuing operations	$55,898	71,663	$0.78
Loss from discontinued operations	(5,400)	71,663	(0.08)
Net income	$50,498	71,663	$0.70

For the three and six months ended December 31, 2006 and 2005, the number of common shares used in computing the diluted per-share amount for income from continuing operations was used as the control number in computing the diluted per-share amount for income (loss) from discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  The conversion effect of the Company’s outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income from continuing operations per share for the three and six months ended December 31, 2006 and 2005.

4.         Cash and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase as cash equivalents.  The cost of these investments approximates fair value.

The Company invests excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and U.S. government securities.  At December 31, 2006 and June 30, 2006, all of the Company’s marketable securities are classified as available-for-sale.  In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, unrealized gains and losses on these investments are included in accumulated other comprehensive income, a separate component of stockholders’ equity, net of related tax effect.  Realized gains and losses and declines in value considered to be other than temporary are included in interest income, net.  At December 31, 2006 and June 30, 2006, no investment was in a material loss position for greater than one year.

Cash, cash equivalents and cash investments as of December 31, 2006 and June 30, 2006 are summarized as follows (in thousands):

	December 31,	June 30,
	2006	2006
Cash and cash equivalents	$459,276	$474,965
Short-term cash investments	108,502	120,872
Long-term cash investments	525,128	488,849
Subtotal	1,092,906	1,084,686
Cash and cash equivalents, held for sale (Note 2)	26,937	7,942
Total cash, cash equivalents and cash investments	$1,119,843	$1,092,628

Available-for-sale securities as of December 31, 2006 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$44,430	$—	$(168)	$44,262
U.S. government and agency obligations	64,529	—	(289)	64,240
Total short-term cash investments	$108,959	$—	$(457)	$108,502

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$220,698	$420	$(915)	$220,203
U.S. government and agency obligations	127,209	182	(632)	126,759
Other debt	178,425	177	(436)	178,166
Total long-term cash investments	$526,332	$779	$(1,983)	$525,128

Available-for-sale securities as of June 30, 2006 are summarized as follows (in thousands):

Short-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$66,233	$—	$(551)	$65,682
U.S. government and agency obligations	50,914	—	(492)	50,422
Corporate auction rate preferred securities	4,508	—	—	4,508
Other debt	260	—	—	260
Total short-term cash investments	$121,915	$—	$(1,043)	$120,872

Long-Term Cash Investments:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Market Value
Corporate debt	$165,598	$40	$(1,973)	$163,665
U.S. government and agency obligations	184,882	—	(3,125)	181,757
Other debt	144,457	37	(1,067)	143,427
Total long-term cash investments	$494,937	$77	$(6,165)	$488,849

Cash investments with contractual maturity greater than one year for which the Company has the intent and ability to hold for less than one year are classified as short-term investments.  The amortized cost and estimated fair value of cash investments at December 31, 2006, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$108,959	$108,502
Due in 1-2 years	156,765	155,925
Due in 2-5 years	188,534	188,583
Due after 5 years	181,033	180,620
Total cash investments	$635,291	$633,630

Gross realized gains were $0.1 million and $0.2 million for the three and six months ended December 31, 2006, respectively, and gross realized losses were ($0.4) million and ($0.7) million for the three and six months ended December 31, 2006, respectively.  Gross realized gains were $0.01 million and $0.02 million for the three and six months ended December 31, 2005, respectively, and gross realized losses were ($0.1) million and ($0.4) million for the three and six months ended December 31, 2005, respectively.  The cost of marketable securities sold is determined by the weighted average cost method.

The Company holds as strategic investments certain common stock of publicly-traded companies. The Company accounts for these available-for-sale investments under SFAS No. 115.  Dividend income from the equity investments was $0.1 million during the three months ended December 31, 2006 and 2005, and $0.6 million and $0.4 million for the six months ended December 31, 2006 and 2005, respectively.  The market values of the equity investments at December 31, 2006 and June 30, 2006 were $48.1 million and $52.9 million, respectively, compared to their combined purchase cost of $18.8 million.  Mark-to-market (losses) gains, net of tax, of ($3.8) million and $11.8 million for the three months ended December 31, 2006 and 2005, respectively, and ($3.1) million and $8.9 million for the six months ended December 31, 2006 and 2005, respectively, were included in accumulated other comprehensive income, a separate component of equity.

5.         Derivative Financial Instruments

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

In May 2006, the Company entered into a five-year foreign exchange forward contract (“the Forward Contract”) with BNP Paribas for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its Japan subsidiary.  The Company has designated the May 2006 Forward Contract as a cash flow hedge.  Under the terms of the Forward Contract, the Company is required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in the March 2011.  At December 31, 2006, 17 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar.  The market value of the Forward Contract was $5.3 million and $1.2 million at December 31, 2006 and June 30, 2006, respectively, and is included in other assets.  The mark-to-market gains included in other comprehensive income were $1.0 million and $3.5 million, net of tax, for the three and six months ended December 31, 2006, respectively.  Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to its cash flow requirements, the Company does not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

The Company had approximately $113.1 million and $103.1 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at December 31, 2006 and June 30, 2006, respectively.  Net realized and unrealized foreign-currency gains recognized in earnings were $1.5 million and $1.4 million for the three and six months ended December 31, 2006, respectively, and less than $1.0 million for the three and six months ended December 31, 2005.

Interest Rate Risk

In December 2001, the Company entered into an interest rate swap transaction (the “December 2001 Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify the Company’s effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt (the “Debt”) (see Note 9, “Bank Loans and Long-Term Debt”).   In April 2004, the Company entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  The Company will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15.  In exchange, the Company will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount.  At the inception of the swap transactions, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time.  The variable interest rate paid since the inception of the swaps has averaged 3.34 percent, compared to a coupon of 4.25 percent on the Debt.  During the three months ended December 31, 2006, the LIBOR was 5.37 percent, and including certain spreads and mark-to-market adjustments associated with the interest swaps, this arrangement increased (decreased) interest expense by $2.5 million and $0.8 million, for the three months ended December 31, 2006 and 2005, respectively, and $4.1 million and ($0.1) million for the six months ended December 31, 2006 and 2005, respectively.  Our obligation to provide letter of credit support for certain obligations under the December 2001 Transaction and April 2004 Transaction ceased with the November 6, 2006 consumation of the new five-year multi-currency revolving credit facility (See Note 9, “Bank Loans and Long-Term Debt’’).

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the December 2001 and April 2004 Transactions were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  The market value of the swaps was a liability of $6.3 million and $11.6 million at December 31, 2006 and June 30, 2006, respectively.

The December 2001 Transaction and the April 2004 Transaction terminate on July 15, 2007 (“Termination Date”), subject to certain early termination provisions.  On or after July 18, 2003 and prior to July 14, 2007, if the ten-day average closing price of the Company’s common stock equals or exceeds $77.63, the transactions will terminate.  Depending on the timing of the early termination event, the Bank would be obligated to pay the Company an amount equal to the redemption premium called for under the terms of the Debt.

The December 2001 Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133.  To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the Transactions and the Debt.  The fair values of the transactions and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and the Company’s stock prices.  For the three and six months ended December 31, 2006 and 2005, the hedges were highly effective and the ineffective portion did not have a material impact on earnings.

In April 2002, the Company entered into an interest rate contract (the “Contract”) with an investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the December 2001 Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the terms of the Contract, the Company has the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2006 and June 30, 2006, was $0.1 million and $0.6 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of $0.03 million and ($0.05) million, for the three months ended December 31, 2006 and 2005, respectively, and ($0.5) million and $0.1 million, for the six months ended December 31, 2006 and 2005, respectively, were charged to interest expense.

6.         Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecast within a specific time horizon, and reserves are established accordingly.  In accordance with SFAS No. 151, “Inventory Cost”, the Company allocates fixed production overheads to inventory based on the normal capacity of the production facilities and abnormal amounts of idle facility expense are recognized as current period charges. Inventories at December 31, 2006 and June 30, 2006 were comprised of the following (in thousands):

	December 31,	June 30,
	2006	2006

Raw materials	$29,072	$25,704
Work-in-process	74,819	71,661
Finished goods	70,267	62,955
Sub-total	174,158	160,320
Inventories, held for sale (Note 2)	57,295	53,774
Total inventories	$231,453	$214,094

7.         Goodwill and Acquisition-Related Intangible Assets

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

The Company evaluates the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the fourth quarter of each fiscal year and when events and circumstances warrant an impairment test.  In evaluating goodwill and intangible assets not subject to amortization, the Company completes the two-step goodwill impairment test as required by SFAS No. 142.  In order to test goodwill and acquisition-related intangible assets, the Company identified its reporting units, which is the lowest level of the Company for which there is discrete information and whose results are regularly reviewed by the Company’s Chief Operating Decision Maker as defined by SFAS No. 142.  Although the Company does not allocate assets to its reporting units in order to assess the performance of those units, for purposes of this impairment test, the Company determined the carrying value of each reporting unit by assigning the assets and liabilities including the existing goodwill and intangible assets to the reporting units.

In the first of the two-step goodwill impairment test, the Company determined the fair value of the reporting units using a discounted cash flow valuation model.  The Company compared the discounted cash flows for the reporting unit to its carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.  The second step compared the implied fair value of the reporting unit with the carrying amount of that goodwill.

As described in Note 2, the Company is divesting its PCS business, which is comprised of the Non-Aligned Product and Commodity Product segments.  As a result of the contemplated sale, the Company performed an impairment test of these reporting units in the fiscal quarter ended December 31, 2006, in addition to the fourth quarter of fiscal year ended June 30, 2006, to determine whether certain of the goodwill assets may be impaired.  Based on these impairment tests, the Company determined that goodwill was not impaired at December 31, 2006 or June 30, 2006.

At December 31, 2006 and June 30, 2006 acquisition-related intangible assets included the following (in thousands):

		December 31, 2006		June 30, 2006
	Amortization Periods	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Years)
Acquisition-related intangible assets:
Complete technology	4 – 12	$28,681	$(11,377)	$28,678	$(10,885)
Distribution rights and customer lists	5 – 12	15,446	(9,459)	15,446	(8,744)
Intellectual property and other	5 – 12	7,960	(6,425)	7,963	(6,114)
Sub-total		52,087	(27,261)	52,087	(25,743)
Acquisition-related intangible assets, held for sale (Note 2)	4 – 12	9,646	(4,090)	9,646	(3,996)
Total acquisition-related intangible assets		$61,733	$(31,351)	$61,733	$(29,739)

As of December 31, 2006, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal 2007: $1,459; fiscal 2008: $2,515; fiscal 2009: $2,515; fiscal 2010: $2,515; fiscal 2011: $1,689 and fiscal 2012: $812.

The carrying amount of goodwill by business segment as of December 31, 2006, is as follows (in thousands):

December 31, 2006
Energy-Saving Products	$49,045
Aerospace and Defense	19,240
Computing and Communications	43,641
Intellectual Property	20,372
Sub-total	132,298
Goodwill, held for sale (Note 2)	25,157
Total goodwill	$157,455

As of December 31, 2006 and June 30, 2006, $43.3 million of goodwill is deductible for income tax purposes.

The changes in the carrying amount of goodwill including assets held for sale for the period ended December 31, 2006 and June 30, 2006 are as follows (in thousands):

Goodwill
Balance, June 30, 2006	$130,361
Foreign exchange impact	1,937
Subtotal	132,298
Goodwill, held for sale (Note 2)	25,157
Total goodwill	$157,455

8.         Other accrued expenses

Other accrued expenses at December 31, 2006 and June 30, 2006 were comprised of the following (in thousands):

	December 31,	June 30,
	2006	2006
Accrued taxes	$61,910	$54,497
Other accrued expenses	66,906	48,316
Sub-total	128,816	102,813
Accrued expenses, held for sale (Note 2)	1,329	2,056
Total accrued expenses	$130,145	$104,869

9.         Bank Loans and Long-Term Debt

A summary of the Company’s long-term debt and other loans at December 31, 2006 and June 30, 2006 is as follows (in thousands):

	December 31,	June 30,
	2006	2006
Convertible subordinated notes at 4.25% due in 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($10,393) and ($14,443) at December 31, 2006 and June 30, 2006, respectively)	$539,607	$535,557
Other loans and capitalized lease obligations	81,839	82,034
Debt, including current portion of long-term debt ($540,000 and $627 at December 31, 2006 and June 30, 2006, respectively)	621,446	617,591
Foreign revolving bank loans at rates from 0.81% to 1.63%	6,994	6,450
Sub-total	628,440	624,041
Debt, held for sale (Note 2)	—	627
Total debt	$628,440	$624,668

In July 2000, the Company sold $550 million principal amount of 4.25 percent Convertible Subordinated Notes due 2007. The interest rate is 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15.  The notes are subordinated to all of the Company’s existing and future debt. The notes are convertible into shares of the Company’s common stock at any time on or before July 15, 2007, at a conversion price of $73.935 per share, subject to certain adjustments.  The Company may redeem any of the notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the notes and related indenture agreement.  In December 2001 and April 2004, the Company entered into swap transactions with JP Morgan Chase Bank for $412.5 million and $137.5 million in notional amounts, respectively, which had the effect to the Company of converting the interest rate to variable and requiring that the swaps and underlying hedged convertible notes be marked to market (see Note 5, “Derivative Financial Instruments”).

The Company had been a party to a three-year syndicated multi-currency revolving credit facility led by BNP Paribas (the “BNP Facility”) that expired in November 2006.  The BNP Facility provided a credit line of $150 million of which up to $150 million could have been used for standby letters of credit.  At June 30, 2006, the Company had no borrowings and $25.0 million letters of credit outstanding under the BNP Facility.

On November 6, 2006, the Company entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including of JP Morgan Chase Bank, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG (the “Facility”), to replace the BNP Facility.  The Facility expires in November 2011 and provides a credit line of $150 million with an option to increase the facility limit to $250 million.  Up to $75 million of the Facility may be used for standby letters of credit and up to $10 million may be used for swing-line loans.  The Facility bears interest at (i) local currency rates plus (ii) a margin between 0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company’s senior leverage ratio.  Other advances bear interest as set forth in the credit agreement.  The annual commitment fee for the Facility ranges between 0.175 and 0.25 percent of the unused portion of the total facility, depending upon the Company’s senior leverage ratio.  After December 31, 2006, the Company is required to pledge as collateral shares of certain of its subsidiaries and certain of the Company’s subsidiaries are required to guarantee the credit facility.  The Facility also contains certain financial and other covenants, with which the Company was in compliance at December 31, 2006.  At December 31, 2006, the Company had no borrowings and $4.3 million letters of credit outstanding under the Facility.

At December 31, 2006, including the new Facility, the Company had $171.0 million in total revolving lines of credit, of which $11.3 million had been utilized, consisting of $4.3 million in letters of credit and $7.0 million in foreign revolving bank loans, which are included in the preceding table.

10.       Impairment of Assets, Restructuring and Severance

The Company accounts for the impairment of assets, restructuring and severance costs in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”.  Severance charges are recognized ratably over the future service period, as applicable.  The Company measures the total termination benefits at the communication date based on the fair value of the liability as of the termination date.  A change resulting from a revision to either the timing or the amount of estimated cash over the future service period will be measured using the credit-adjusted risk-free rate that was used to initially measure the liability.  The cumulative effect of the change will be recognized as an adjustment to the liability in the period of the change.

During fiscal 2003 second quarter ended December 31, 2002, the Company announced certain restructuring initiatives. Charges associated with these initiatives were completed as of December 31, 2006.  Of such charges primarily accrued severance liability has not been paid or released as of December 31, 2006. The company anticipates that the remaining severance liability will be paid or released as appropriate by fiscal year end June 30, 2007.

As discussed in Note 2, “Divestiture”, on November 8, 2006, the Company entered into definitive agreements with Vishay Intertechnology, Inc. to sell its Power Control Systems business consisting of the Company’s Non-Aligned Product and Commodity Product segments (the “Divestiture”).  Associated with the Divestiture, the Company plans to realign its sales, distribution and product development functions to a business based solely on its Focus Products.  It also plans to configure its manufacturing and support infrastructure to address the initially lower revenue levels following the Divestiture.  The Company expects that there may be certain impairments of assets, severance and other restructuring-related charges associated with the Divestiture and subsequent reorganization, which will be recorded as incurred.  The Company has estimated that total severance-related charges will be approximately $10 million, of which approximately $5.3 million has been recognized over the retention period as of December 31, 2006, in accordance with SFAS No. 146.   The Company is currently evaluating other potential charges associated with the Divestiture pending its closure.

For the three months ended December 31, 2006, the Company recorded $2.0 million in total restructuring-related charges of which $1.3 million was related to the December 2002 restructuring initiatives and $0.7 million was associated with the Divestiture including $0.4 million reported in discontinued operations.  The $2.0 million charge consisted of $1.7 million severance-related costs and $0.3 million facility move-related costs and other charges.  For the six months ended December 31, 2006, the Company recorded $7.2 million of restructuring-related charges of which $1.9 million was related to the December 2002 restructuring initiatives and $5.3 million was associated with the Divestiture including $1.4 million reported in discontinued operations.  The $7.2 million charge consisted of $6.3 million for severance-related costs and $0.9 million for facility move-related costs.

For the three months ended December 31, 2005, the Company recorded $3.1 million in December 2002 restructuring charges including $2.3 reported in discontinued operations.  The $3.1 million charge consisted of $2.1 for million facility move-related costs, contract termination and asset impairment charges and $1.0 million for severance-related costs.  For the six months ended December 31, 2005, the Company recorded $7.4 million in December 2002 restructuring charges including $4.3 million reported in discontinued operations.  The $7.4 million charge consisted of $5.1 million for facility move-related costs, contract termination and asset impairment charges, and $2.3 million for severance costs.

As of December 31, 2006, charges associated with the December 2002 restructuring activities were completed. Total charges were $279.1 million of which approximately $108 million were cash charges. These charges consisted of $219.2 million for asset impairment, plant closure and other charges, $6.0 million of raw material and work-in-process inventory, and $53.9 million for severance-related costs.   Components of the $219.2 million asset impairment, plant closure and other charges included the following items:

•      As the Company emphasized more advanced generation planar products, it expected the future revenue stream from its less advanced facilities in Temecula, California to decrease significantly.  These facilities had a net book value of $138.3 million and were written down by $77.7 million.  Certain equipment at this facility is being sold with the Divestiture.  The Company expects to continue to use these facilities until approximately March 2008, to support certain transitional service level agreements associated with the Divestiture, and the remaining basis will be depreciated over units of production over this period.

•      As the Company emphasized more advanced generation trench products, it expected the future revenue stream from its less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year ended June 30, 2003 and is used primarily for research and development activities.

•      As the Company emphasized more advanced generation Schottky products, it expected the future revenue stream from its less advanced facility in Borgaro, Italy to decrease significantly. This facility had a net book value of $20.5 million and was written down by $13.9 million.  This facility is being sold with the Divestiture.

•      The Company restructured its manufacturing activities in Europe.  Based on a review of its Swansea, Wales facility, a general-purpose module facility, the Company determined that this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, the Company completed the move of its manufacturing activities from its automotive facility in Krefeld, Germany to its Swansea, Wales and Tijuana, Mexico facilities as of June 30, 2005. The Company also moved the production from its Venaria, Italy facility to its Borgaro, Italy and Mumbai, India facilities, which was completed as of December 31, 2003.  The Company stopped manufacturing products at its Oxted, England facility as of September 30, 2003.  The Swansea, Wales; Krefeld, Germany; Borgaro, Italy and Mumbai, India facilities are being sold with the Divestiture.

•      The Company eliminated the manufacturing of its non-space military products in its Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle the Company’s non-space qualified products previously manufactured in this facility. The Company also transitioned the assembly and test of non-space power components from its Leominster, Massachusetts facility to its Tijuana, Mexico facility as of December 31, 2005.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.1 million.

•      The Company incurred $60.1 million in other miscellaneous items since December 2002, including $50.9 million in facility move-related costs and other impaired asset charges and $9.2 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors the Company wrote down these inventories with a carrying value of $98.2 million by $6.0 million to their net realizable value. As of September 30, 2006, the Company had disposed of all of the inventory.

As of December 31, 2006, the Company has recorded $59.2 million in severance-related charges, including $8.5 million in pension termination costs at its manufacturing facility in Oxted, England, and $5.7 million of severance-related costs associated with the Divestiture.  Approximately 2,700 administrative, operating and manufacturing positions are anticipated to be affected, including approximately 1,300 employees associated with the PCS business.

The following table summarizes the Company’s severance accrual related to the June 2001 restructuring, the December 2002 restructuring, and the Divestiture for the six months ended December 31, 2006 (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	The Divestiture	Total Severance Liability
Accrued severance, June 30, 2006	$235	$6,538	$—	$6,773
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	(211)	1,244	5,254	6,287
Costs paid	(24)	(5,109)	—	(5,133)
Accrued severance, December 31, 2006	$—	$2,673	$5,254	$7,927

The June 2001 severance liability is primarily related to certain legal accruals associated with the termination of 29 administrative and operating personnel.  The liability was paid or released during the six months ended December 31, 2006.  The December 2002 Restructuring severance liability is primarily related to severance-related costs of approximately 130 manufacturing personnel at the El Segundo, California facility and the associated liability is expected to be paid or released by fiscal 2007 year-end.  The Divestiture severance liability is associated with the retention of approximately 100 key operating and finance personnel pending successful closing of the Divestiture and the associated liability is expected to be paid by fiscal 2007 year-end.

11.       Segment and Geographic Information

As described in Note 2, “Divestiture”, the Company entered into definitive agreements with Vishay Intertechnology, Inc. (“Vishay”), to sell its PCS business, which consists of the Non-Aligned Product and Commodity Product segments.  As a result, the Company has included the Non-Aligned Product segment’s financial results in determining income from discontinued operations as of December 31, 2006.  Although the assets and liabilities held for sale include those of both the Non-Aligned Product and Commodity Product segments, the Commodity Product segment results were not included in discontinued operations at this time, as the Company expects to have significant ongoing involvement based on the cash flows to be derived from the Commodity Product manufacturing-related and other support services to be provided to Vishay following the Divestiture.  Associated with the Divestiture, approximately $6 million of product revenues for the three months ended December 31, 2006, previously accounted for in the Focus Products group, have been reclassified to the Commodity Product segment, reflecting how the Chief Operating Decision Maker reviews the segments in light of the Divestiture.

Segment results for the continuing operations for the three and six months ended December 31, 2006 and 2005 are as follows (in thousands except percentages):

	Three Months Ended
	December 31, 2006		December 31, 2005
	Revenue	Gross Margin	Revenue	Gross Margin

Computing and Communications	$141,050	41.1%	$92,525	41.3%
Energy-Saving Products	83,268	49.1	72,572	48.8
Aerospace and Defense	39,220	52.1	34,400	50.0
Intellectual Property	10,618	100.0	10,073	100.0
Focus Products	274,156	47.4	209,570	48.1

Commodity Products	53,448	20.2	45,200	19.1

Total revenue	$327,604	43.0%	$254,770	43.0%

	Six Months Ended
	December 31, 2006		December 31, 2005
	Revenue	Gross Margin	Revenue	Gross Margin

Computing and Communications	$274,542	40.7%	$179,492	41.3%
Energy-Saving Products	158,688	49.3	141,833	50.3
Aerospace and Defense	77,648	51.1	63,801	47.1
Intellectual Property	21,628	100.0	20,514	100.0
Focus Products	532,506	47.2	405,640	48.7

Commodity Products	110,949	20.5	93,149	20.2

Total revenue	$643,455	42.6%	$498,789	43.4%

Product revenues from unaffiliated customers are based on the location in which the sale originated. One distributor accounted for approximately 11 percent of the Company’s consolidated revenues for the three and six months ended December 31, 2006.  No single original equipment manufacturer (“OEM”), customer, distributor or subcontract manufacturer accounted for more than ten percent of the Company’s consolidated revenues for the three or six months ended December 31, 2005.  One distributor accounted for approximately 17 percent and 12 percent of the Company’s accounts receivable at December 31, 2006 and June 30, 2006, respectively.

The majority of the Company’s products in the Focus Product segments, including those in the C&C, ESP and A&D segments, are sold directly to OEM customers, while the majority of the Company’s products in the CP segment are sold through distribution.  The following summarizes the type of customers who individually accounted for greater than ten percent of the segment revenue, as a percent of the total segment revenue for the three and six months ended December 31, 2006:

C&C:          Two distributors accounted for approximately 35 percent and 37 percent of C&C revenue for the three and six months ended December 31, 2006, respectively.

ESP:            No single OEM customer, distributor or subcontract manufacturer accounted for more than ten percent of the ESP revenue for the three or six months ended December 31, 2006.

A&D:         One distributor accounted for approximately ten percent of A&D revenue for the three months ended December 31, 2006 and no single original equipment manufacturer (“OEM”), customer, distributor or subcontract manufacturer accounted for more than ten percent of A&D segment revenue for the six months ended December 31, 2006.

CP:              Two distributors accounted for approximately 23 percent and 21 percent of CP revenue for the three and six months ended December 31, 2006, respectively.

Geographic information for the Company on an aggregate basis, for the three and six months ended December 31, 2006 and 2005, is presented below.  Product revenues from unaffiliated customers are based on the location in which the sale originated, and includes revenue from the Commodity Product segment being sold with the Divestiture (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue
Asia	$177,024	$134,627	$342,693	$262,277
The United States	80,114	62,632	159,954	123,807
Europe	59,848	47,438	119,180	92,191

Total product revenue	316,986	244,697	621,827	478,275
Unallocated royalties	10,618	10,073	21,628	20,514

Total revenue	$327,604	$254,770	$643,455	$498,789

The Company includes in long-lived assets, all long-term assets excluding long-term cash investments, long-term deferred income taxes, goodwill and acquisition-related intangibles (in thousands):

	December 31, 2006	June 30, 2006
Long-Lived Assets
The United States	$346,626	$338,698
Asia	39,351	34,866
Europe	265,320	228,225
Sub-total	651,297	601,789

Long-lived assets, held for sale (Note 2)	69,192	66,034
Total long-lived assets	$720,489	$667,823

12.       Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards.  The following table summarizes the stock option activities for the six months ended December 31, 2006 (in thousands except per share price data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2006	12,075	$40.35	—	$45,981
Granted	847	$35.38	$13.31	—
Exercised	(307)	$22.73	—	$4,607
Expired or canceled	(330)	$44.69	—	—
Outstanding, December 31, 2006	12,285	$40.32	—	$54,734

For the six months ended December 31, 2006 and 2005 the Company received $6.1 million and $24.5 million, respectively, for stock options exercised.  Total tax benefit realized for the tax deductions from stock options exercised was $1.4 million and $8.4 million for the six months ended December 31, 2006 and 2005, respectively.

The following table summarizes the Restricted Stock Unit (“RSU”) activities for the six months ended December 31, 2006 (in thousands except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2006	23	$49.09	$909
Vested	(2)	$35.30	$71
Expired	(6)	$36.52	—
Outstanding, December 31, 2006	15	$49.07	$575

The following table summarizes the stock options and RSUs outstanding at December 31, 2006, and related weighted average price and life information (in thousands except year and price data):

	December 31, 2006
	Outstanding			Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to $14.13	398	2.30	$11.31	384	$11.74
$15.62 to $25.35	1,242	2.69	$20.63	1,243	$20.63
$26.00 to $35.90	2,140	4.50	$34.46	1,286	$33.99
$36.39 to $45.87	6,301	3.46	$42.70	5,721	$42.83
$46.19 to $54.69	1,326	3.60	$50.38	919	$51.34
$55.31 to $63.88	893	3.92	$62.29	893	$62.29
	12,300	3.57	$40.27	10,446	$40.37

Additional information relating to the stock option plans, including employee stock options and RSUs, at December 31, 2006 and June 30, 2006 is as follows (in thousands):

	December 31, 2006	June 30, 2006
Options exercisable	10,446	10,813
Options available for grant	3,024	3,696
Total reserved common stock shares for stock option plans	15,323	15,794

For the three and six months ended December 31, 2006 and 2005, stock-based compensation expense associated with the Company’s stock options and RSUs is as follows (in thousands):

	December 31, 2006
	Three Months Ended	Six Months Ended
Stock options:
Selling and administrative expense	$808	$2,007
Research and development expense	975	1,504
Cost of sales	196	397
Total	1,979	3,908

RSUs:
Selling and administrative expense	38	82
Research and development expense	52	104
Cost of sales	8	16
Total	98	202

Total stock-based compensation expense:
Selling and administrative expense	846	2,089
Research and development expense	1,027	1,608
Cost of sales	204	413
Total	$2,077	$4,110

	December 31, 2005
	Three Months Ended	Six Months Ended
Stock options:
Selling and administrative expense	$619	$938
Research and development expense	231	365
Cost of sales	61	99
Total	911	1,402

RSUs:
Selling and administrative expense	61	116
Research and development expense	52	109
Cost of sales	8	18
Total	121	243

Total stock-based compensation expense:
Selling and administrative expense	680	1,054
Research and development expense	283	474
Cost of sales	69	117
Total	$1,032	$1,645

The total unrecognized compensation expense for outstanding stock options and RSUs was $22.4 million as of December 31, 2006, and will be recognized, in general, over three years.  The weighted average number of years to recognize the compensation expense is 1.3 years.

The fair value of the options associated with the above compensation expense for the three and six months ended December 31, 2006 and 2005, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31, 2006	December 31, 2005

Expected life	3.5years	3.5years
Risk free interest rate	4.7%	3.9%
Volatility	44.0%	30.0%
Dividend yield	0.0%	0.0%

13.       Environmental Matters

Federal, state, foreign and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes and on the operation of our facilities and equipment. The Company believes it uses reasonable efforts to maintain a system of compliance and controls for these laws and regulations. Despite the Company’s efforts and controls, from time to time, issues may arise with respect to these matters, including the possibility of administrative proceedings for potential non-compliance where penalties might be assessed. The Company does not believe that compliance with such laws and regulations as now in effect will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

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

The Company and Rachelle Laboratories, Inc. (“Rachelle”), a former operating subsidiary of the Company that discontinued operation in 1986, were each named a potentially responsible party (“PRP”) in connection with the investigation by the United States Environmental Protection Agency (“EPA”) of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California (“OII Site”). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). IR has settled all outstanding claims that have arisen against it out of the OII Site.  No claims against Rachelle have been settled.  The Company has taken the position that none of the wastes generated by Rachelle were hazardous.

Counsel for Rachelle received a letter dated August 2001 from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site.  The offer required a payment from Rachelle in the amount of approximately $9.3 million in order to take advantage of the settlement.  Rachelle did not accept the offer.  In November 2006, contractors for the EPA called Rachelle’s counsel requesting Rachelle’s updated contact information.

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

On January 17, 2007, the Federal Circuit denied a motion by IXYS to stay the permanent injunction pending appeal, stating that IXYS had failed to show likelihood of success on the merits of any appeal. Accordingly, the permanent injunction will remain in effect until the ’699 patent expires in September 2007, unless it is first vacated by the Federal Circuit’s decision on the merits of the appeal. Although briefing on the appeal has not yet begun, the Company expects to oppose IXYS’s appeal both on the merits and on jurisdictional grounds based on IXYS’s failure to timely file its notice of appeal.

15.       Income Taxes

The Company’s effective tax provision related to continuing operations was 19.4 percent and 26.3 percent for the three months ended December 31, 2006 and 2005, respectively, and 23.1 percent and 26.3 percent for the six months ended December 31, 2006 and 2005, respectively.  The Company’s effective tax rates were lower than the U.S. federal statutory tax rate of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefit.  For the three and six months ended December 31, 2006, the Company recognized $4.3 million of retroactive research and development tax benefit for the January 2006 to September 2006 period, as a result of Congress reinstating the research and development tax credit retroactive to the beginning of January 2006.

The Company’s effective tax provision for the three and six months ended December 31, 2006 excluded $26.5 million of tax benefit for the recognition of deferred tax assets tied to the difference in book and tax basis of certain subsidiaries being sold as part of the Divestiture (see Note 2).  The $26.5 million of tax benefit has been recognized as part of income from discontinued operations for the three and six months ended December 31, 2006.

ITEM 2.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and notes to consolidated financial statements included elsewhere in this Form 10-Q.  Except for historic information contained herein, the matters addressed in this Item 2 constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions.  Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995”, in Part II, Item 1A, “Risk Factors”, and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview of Results of Operations for the Three Months Ended December 31, 2006

We have previously reported in the following segments:  the Computing and Communications (“C&C”), Energy-Saving Products (“ESP”), Aerospace and Defense (“A&D”) and Intellectual Property (“IP”) segments also referred to as our Focus-Products group; and the Commodity Product (“CP”) and the Non-Aligned Product segments, which are included in the Power Control Systems (“PCS”) business expected to be sold as further described below.

On November 8, 2006, we entered into definitive agreements with Vishay Intertechnology, Inc. (“Vishay”), to sell our Power Control Systems (“PCS”) business (the “Divestiture”).  Product lines included in the sale are certain discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, multi-chip modules not including intergrated circuits and certain other specified products.  The PCS business is being sold for approximately $290 million in cash, subject to certain adjustments based on the overall level of working capital and the level of cash in the subsidiaries being sold.  On January 24, 2007, the waiting period with respect to the sale under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, and we have agreed with Vishay to a closing by April 1, 2007, which is subject to customary closing conditions (See Note 2, “Divestiture’’).

As part of the Divestiture, we will be involved in the transition of certain of the divested business and assets with Vishay, including providing Commodity Product manufacturing-related and other support services for up to three years.  As a result of the Divestiture, we have reported the Non-Aligned Product segment’s financial results as discontinued operations.  Although the assets and liabilities held for sale include those of both the Non-Aligned Product and Commodity Product segments, the Commodity Product segment results were not included in discontinued operations at this time, as we expect to have significant ongoing involvement based on the cash flows to be derived from the transitional services to be provided to Vishay as previously described.  Our prior period financial statements have been restated to conform to current period presentation. The reclassifications had no impact on our total assets, total liabilities, stockholders’ equity, cash flows or total consolidated net income reported.

When the PCS Divestiture is completed, it is our goal that within the next couple of years, the remaining revenues from our Focus Products would grow faster and the remaining business will be more profitable than our business as a whole prior to the Divestiture.  We do not believe that the completion of the PCS Divestiture will substantially alter the customer base that we serve or the competition that we face currently. However, to achieve our goals, following a successful completion of the PCS Divestiture, we plan to more fully develop our Focus Product segments by realigning our sales, distribution and product development functions to a business based solely on our Focus Products.  We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the PCS Divestiture, while managing the impact of the transition services to be provided to Vishay in the PCS Divestiture.

For the three months ended December 31, 2006, revenue was $327.6 million, compared to $254.8 million for the three months ended December 31, 2005.  Revenue for the three months ended December 31, 2006 increased by 28.6 percent compared to the prior year, reflecting growth in Computing and Communications, Energy-Saving Products, Aerospace and Defense and Commodity Products segments, which increased 52.4 percent, 14.7 percent, 14.0 percent, and 18.2 percent, respectively, from the three months ended December 31, 2005.

Focus Product revenue was $274.2 million (83.7 percent of revenue) for the three months ended December 31, 2006, compared to $209.6 million (82.3 percent of revenue) for the three months ended December 31, 2005.  Commodity Product revenue was $53.4 million (16.3 percent of revenue) for the three months ended December 31, 2006, compared to $45.2 million (17.7 percent of revenue) for the three months ended December 31, 2005.

Revenue as a percentage of total product revenue, based on sales location, was approximately 25 percent, 56 percent and 19 percent for United States, Asia and Europe, respectively, for the three months ended December 31, 2006, and 26 percent, 55 percent and 19 percent for United States, Asia and Europe, respectively, for the three months ended December 31, 2005.

For the three months ended December 31, 2006 and 2005, gross profit margin was 43.0 percent.  Gross profit margin for our Focus Products was 47.4 percent for the three months ended December 31, 2006, compared to 48.1 percent for the three months ended December 31, 2005.  The gross profit margin decline primarily reflected product mix. Gross profit margin for our Commodity Products was 20.2 percent for the three months ended December 31, 2006, compared to 19.1 percent for the three months ended December 31, 2005. As previously discussed, we have entered into definitive agreements with Vishay to sell our PCS business and will be providing Commodity Product manufacturing-related and other support for up to three years.  We anticipate that the gross profit margin from these transitional services will be lower than our Focus Products.

For the three months ended December 31, 2006, selling and administrative expense was $51.4 million (15.7 percent of revenue) compared to $43.9 million (17.2 percent of revenue) for the three months ended December 31, 2005, reflecting variable costs paid on a higher revenue base such as sales commissions, profit sharing, stock option and other employee benefit expenses.

For the three months ended December 31, 2006, research and development expense was $34.0 million (10.4 percent of revenue) compared to $25.7 million (10.1 percent of revenue) for the three months ended December 31, 2005, reflecting our continued commitment to developing our power management ICs and new architectures for the next-generation applications, including new game stations, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances.

During fiscal 2003 second quarter ended December 31, 2002, we announced certain restructuring initiatives. As of December 31, 2006, charges associated with these initiatives were completed and we expect that the associated severance liability at December 31, 2006 will be paid or released as appropriate by fiscal 2007 year-end.

Associated with the Divestiture as previously described, we plan to realign our sales, distribution and product development functions to a business based solely on our Focus Products.  We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the Divestiture.  We expect that there may be impairment of assets, severance and other restructuring-related charges associated with the Divestiture and subsequent reorganization, which will be recorded as incurred.  We estimate that total severance-related charges will be approximately $10 million, of which approximately $5.3 million has been recognized over the retention period as of December 31, 2006, in accordance with SFAS No. 146.   We are currently evaluating other potential charges associated with the Divestiture pending its closure.

For the three months ended December 31, 2006, we have recorded $2.0 million in total restructuring-related charges of which $1.3 million was related to the December 2002 restructuring initiatives and $0.7 million was associated with the Divestiture including $0.4 million included in discontinued operations.  The $2.0 million consisted of $1.7 million of severance-related costs and $0.3 million facility move-related costs.

In December 2006, Congress reinstated the research and development tax credit retroactive to the beginning of January 2006.  As a result, we recognized $4.3 million of retroactive research and development tax credit, which lowered our effective tax rate from 29.5 percent to 19.4 percent for the three months ended December 31, 2006.  We anticipate that our effective tax rate for the remaining fiscal 2007 will be approximately 27.0 percent, plus or minus half a percent.  In addition, we recognized $26.5 million of deferred tax assets tied to the difference in book and tax basis of certain subsidiaries being sold as part of the Divestiture, which is included in income from discontinued operations for the three and six months ended December 31, 2006.

We spent $35.6 million in capital expenditures, of which $14.9 million was at our Newport, Wales facility, during the three months ended December 31, 2006.  We are operating at over 90 percent of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity.  As of December 31, 2006, we have completed the second phase of our capacity expansion, which provided approximately $300 million in annual revenue output potential. In October 2006, we announced a new foundry agreement with Tower Semiconductor for capacity capable of addressing many of our Focus Products.  Including the Tower agreement,  we expect to add another $150 million in revenue potential to be completed by June 2007.

Operating activities generated cash flow of $71.6 million for the three months ended December 31, 2006.  Our cash, cash equivalents and cash investments totaled $1.1 billion at December 31, 2006.   On November 6, 2006, we entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JP Morgan Chase Bank, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG, for $150 million, with an option to increase the facility limit to $250 million.

Our $550 million convertible subordinated notes are due in July 2007.  We anticipate that these subordinated notes will be refinanced through public or private offerings of debt or equity, or be paid down with the proceeds from the sale of our PCS business and our existing cash and cash investments.

Results of Operations for the Three and Six Months Ended December 31, 2006 Compared with the Three and Six Months Ended December 31, 2005

The following table sets forth certain items as a percentage of revenue (in millions except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2006		2005		2006		2005
Revenue	$327.6	100.0%	$254.8	100.0%	$643.4	100.0%	$498.8	100.0%
Cost of sales	186.9	57.0	145.2	57.0	369.3	57.4	282.5	56.6

Gross profit	140.7	43.0	109.6	43.0	274.1	42.6	216.3	43.4
Selling and administrative expense	51.4	15.7	43.9	17.2	102.8	16.0	86.9	17.4
Research and development expense	34.0	10.4	25.7	10.1	64.8	10.0	49.2	9.9
Amortization of acquisition-related intangible assets	0.6	0.2	1.2	0.5	1.3	0.2	2.4	0.5
Impairment of assets, restructuring and severance charges	1.6	0.5	0.7	0.3	5.7	0.9	3.0	0.6
Other (income) expense, net	(0.5)	(0.2)	1.1	0.4	0.4	0.1	1.2	0.2
Interest income, net	(1.8)	(0.6)	(0.8)	(0.3)	(4.3)	(0.7)	(2.3)	(0.4)
Income from continuing operations, before income taxes	55.4	17.0	37.8	14.8	103.4	16.1	75.9	15.2
Provision for income taxes	10.8	3.3	9.9	3.9	23.8	3.7	20.0	4.0
Income from continuing operations	44.6	13.7	27.9	10.9	79.6	12.4	55.9	11.2
Income (loss) from discontinued operations, net of tax	27.3	8.3	(3.6)	(1.4)	26.4	4.1	(5.4)	(1.1)

Net income	$71.9	22.0%	$24.3	9.5%	$106.0	16.5%	$50.5	10.1%

Revenues and Gross Margin

For the three months ended December 31, 2006, revenue increased by 28.6 percent from the three months ended December 31, 2005.   For the six months ended December 31, 2006, revenue increased by 29.0 percent from the six months ended December 31, 2005.  For the three months ended December 31, 2006, Focus Product revenue increased by 30.8 percent from the three months ended December 31, 2005. Focus Product revenue for the three months ended December 31, 2006 was $274.2 million (83.7 percent of revenue), compared to $209.6 million (82.3 percent of revenue) for the three months ended December 31, 2005.  For the six months ended December 31, 2006, Focus Product revenue increased by 31.2 percent from the six months ended December 31, 2005.  Focus Product revenue for the six months ended December 31, 2006 was $532.5 million (82.8 percent of revenue), compared to $405.6 million (81.3 percent of revenue) for the six months ended December 31, 2005.  Revenue for the three and six months ended December 31, 2006 increased compared to the prior year periords, reflecting growth in the Computing and Communication, Energy-Saving Product, Aerospace and Defense and Commodity Product segments, which increased 52.4 percent, 14.7 percent, 14.0 percent, and 18.2 percent, respectively, for the three months ended December 31, 2006, and 53.0 percent, 11.9 percent, 21.7 percent, and 19.1 percent, respectively, for the six months ended December 31, 2006.

Commodity Product revenue was $53.4 million (16.3 percent of revenue) and $45.2 million (17.7 percent of revenue) for the three months ended December 31, 2006 and 2005, respectively, and $110.9 million (17.2 percent of revenue) and $93.1 million (18.7 percent of revenue) for the six months ended December 31, 2006 and 2005, respectively.  Revenue increased reflecting improved market conditions.

Revenue as a percentage of total product revenue, based on sales location, was approximately 25 percent, 56 percent and 19 percent for United States, Asia and Europe, respectively, for the three months ended December 31, 2006, and 26 percent, 55 percent and 19 percent for United States, Asia and Europe, respectively, for the three months ended December 31, 2005.  Revenue as a percentage of total product revenue based on sales location was approximately 26 percent, 55 percent and 19 percent for the United States, Asia and Europe, respectively, for the six months ended December 31, 2006 and 2005.

Gross profit margin was 43.0 percent for the three months ended December 31, 2006 and 2005, and 42.6 percent and 43.4 percent for the six months ended December 31, 2006 and 2005, respectively.  Gross profit margin for our Focus Products was 47.4 percent and 48.1 percent for the three months ended December 31, 2006 and 2005, respectively, and 47.2 percent and 48.7 percent for the six months ended December 31, 2006 and 2005, respectively. Gross margin declined slightly over prior year reflecting product mix.  Gross profit margin for our Commodity Products was 20.2 percent and 19.1 percent for the three months ended December 31, 2006 and 2005, respectively, 20.5 percent and 20.2 percent for the six months ended December 31, 2006 and 2005, respectively, reflecting improved market conditions. As previously discussed, we have entered into definitive agreements with Vishay to sell our PCS business and will be providing Commodity Product manufacturing-related and other support services for up to three years following the close of the sale.  We anticipate that the gross profit margin from these transitional services will be lower than our Focus Products.

Revenue and gross margin by business segments within our continuing operations for the three and six months ended December 31, 2006, are as follows (in thousands except percentages):

	Three Months Ended
	December 31, 2006			December 31, 2005
Business Segment	Revenue	Percentage of Total Revenue	Gross Margin	Revenue	Percentage of Total Revenue	Gross Margin
Computing and Communications	$141,050	43.1%	41.1%	$92,525	36.3%	41.3%
Energy-Saving Products	83,268	25.4	49.1	72,572	28.5	48.8
Aerospace and Defense	39,220	12.0	52.1	34,400	13.5	50.0
Intellectual Property	10,618	3.2	100.0	10,073	4.0	100.0

Focus Products	274,156	83.7	47.4	209,570	82.3	48.1
Commodity Products	53,448	16.3	20.2	45,200	17.7	19.1

Total revenue	$327,604	100.0%	43.0%	$254,770	100.0%	43.0%

	Six Months Ended
	December 31, 2006			December 31, 2005
Business Segment	Revenue	Percentage of Total Revenue	Gross Margin	Revenue	Percentage of Total Revenue	Gross Margin
Computing and Communications	$274,542	42.7%	40.7%	$179,492	36.0%	41.3%
Energy-Saving Products	158,688	24.7	49.3	141,833	28.4	51.3
Aerospace and Defense	77,648	12.1	51.1	63,801	12.8	47.1
Intellectual Property	21,628	3.3	100.0	20,514	4.1	100.0

Focus Products	532,506	82.8	47.2	405,640	81.3	48.7
Commodity Products	110,949	17.2	20.5	93,149	18.7	20.2

Total revenue	$643,455	100.0%	42.6%	$498,789	100.0%	43.4%

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

C&C revenue for the three months ended December 31, 2006, increased by $48.5 million (52.4 percent), compared to the three months ended December 31, 2005.  C&C revenue for the six months ended December 31, 2006, increased by $95.1 million (53.0 percent) compared to the six months ended December 31, 2005.  The revenue increase reflected strength in the latest generation game stations from the top two manufacturers and new business related to Microsoft’s Vista introduction at the notebook and desktop levels, as well as, strength in new families of Intel and AMD-based servers.

Gross margin for C&C was 41.1 percent and 41.3 percent for the three months ended December 31, 2006 and 2005, respectively, and 40.7 percent and 41.3 percent for the six months ended December 31, 2006 and 2005, respectively.  Gross margin declined primarily reflecting adverse changes in product mix and costs associated with the ramp-up of new products.

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

ESP revenue for the three months ended December 31, 2006, increased by $10.7 million (14.7 percent) compared to the three months ended December 31, 2005.  ESP revenue for the six months ended December 31, 2006, increased by $16.9 million (11.9 percent) compared to the six months ended December 31, 2005. The revenue increase reflected strong demand for flat panel televisions and energy-efficient appliances.

Gross margin for ESP was 49.1 percent for the three months ended December 31, 2006, compared to 48.8 percent for the three months ended December 31, 2005, primarily reflecting a more favorable product mix.  Gross margin for the six months ended December 31, 2006 and 2005 was 49.3 percent and 50.3 percent, respectively.

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

A&D revenue for the three months ended December 31, 2006, increased by $4.8 million (14.0 percent) from the three months ended December 31, 2005.  Revenue for the six months ended December 31, 2006, increased by $13.8 million (21.7 percent) from the six months ended December 31, 2005.  The A&D revenue increase primarily reflected new design wins for commercial satellites.

Gross margin for the A&D segment increased to 52.1 percent for the three months ended December 31, 2006, from 50.0 percent in the three months ended December 31, 2005, and to 51.1 percent for the six months ended December 31, 2006, from 47.1 percent for the six months ended December 31, 2005.  The gross margin improvement reflected primarily a more favorable product mix and manufacturing efficiencies and restructuring cost savings.

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

IP revenue was $10.6 million and $10.1 million for the three months ended December 31, 2006 and 2005, respectively, and $21.6 million and $20.5 million for the six months ended December 31, 2006 and 2005, respectively.  We expect that with the expiration of our key MOSFET patents in the calendar years 2007 and 2008, our IP revenue will be reduced substantially and our gross profit will be adversely impacted accordingly.  We are continuing our strategy of generating new patents and licensing agreements to supplement our IP revenue.

Commodity Products (“CP”)

The Commodity Product segment is comprised primarily of older-generation Power Components that have widespread use throughout the power management product industry, but are typically commodity in nature and sold with margins generally below our strategic margins targets.

For the three months ended December 31, 2006, CP revenue was $53.4 million, up 18.2 percent from $45.2 million for the three months ended December 31, 2005.  For the six months ended December 31, 2006, CP revenue was $110.9 million, up 19.1 percent from $93.1 million for the six months ended December 31, 2005.  The Commodity Product segment is being sold as part of the Divestiture, and as part of the Divestiture, we will be providing Commodity Product manufacturing-related and other support services for up to three years.  Although the assets and liabilities classified as held for sale include both the Non-Aligned Product and Commodity Product segments, the Commodity Product segment results were not included in discontinued operations at this time, as we expect to have significant ongoing involvement based on the cash flows to be derived from the transitional services to be provided to Vishay.

Gross margin for CP was 20.2 percent and 19.1 percent for the three months ended December 31, 2006 and 2005, respectively, and 20.5 percent and 20.2 percent for the six months ended December 31, 2006 and 2005, respectively.  We anticipate that the gross profit margin from the Commodity Product manufacturing-related and other support services to be provided to Vishay following closing of the Divestiture will be lower than our Focus Products, and we expect overall revenues from such services to be significantly less than historic CP segment revenues.

Discontinued Operations

Discontinued operations are comprised of our Non-Aligned Product segment.  Product lines included in this segment include certain modules, rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications.

Selling and Administrative Expense

Selling and administrative expense was $51.4 million (15.7 percent of revenue) and $43.9 million (17.2 percent of revenue) for the three months ended December 31, 2006 and 2005, respectively, and $102.8 million (16.0 percent of revenue) and $86.9 million (17.4 percent of revenue) for the six months ended December 31, 2006 and 2005, respectively.  Selling and administrative expense increased primarily reflecting variable costs paid on a higher revenue base such as sales commissions, and profit sharing, stock option and other employee benefit expenses.

Research and Development Expenses

Research and development expense was $34.0 million (10.4 percent of revenue) and $25.7 million (10.0 percent of revenue) for the three months ended December 31, 2006 and 2005, respectively, and $64.8 million (10.0 percent of revenue) and $49.2 million (9.9 percent of revenue) for the six months ended December 31, 2006 and 2005, respectively.  We continue to concentrate our research and development activities on our Focus Products, which includes developing our power management ICs and new architectures for the next-generation applications, such as new game stations, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances.

Impairment of Assets, Restructuring and Severance

During fiscal 2003 second quarter ended December 31, 2002, we announced certain restructuring initiatives. Charges associated with these initiatives were completed as of December 31, 2006.  Of such charges, primarily accrued severance liability has not been paid or released as of December 31, 2006. The Company anticipates that the remaining severance liability will be paid or released as appropriate by fiscal year end June 30, 2007.

As discussed in Note 2, “Divestiture” of Notes to Unaudited Consolidated Financial Statements, on November 8, 2006, we entered into definitive agreements with Vishay Intertechnology, Inc. to sell our Power Control Systems business consisting of our Non-Aligned Product and Commodity Product segments (the “Divestiture”).  Associated with the Divestiture, we plan to realign our sales, distribution and product development functions to a business based solely on our Focus Products.  We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the Divestiture.  We expect that there may be impairment of assets, severance and other restructuring-related charges associated with the Divestiture and subsequent reorganization, which will be recorded as incurred.  We have estimated that total severance-related charges will be approximately $10 million, of which approximately $5.3 million has been recognized over the retention period as of December 31, 2006, in accordance with SFAS No. 146.   We are currently evaluating other potential charges associated with the Divestiture pending its closure.

For the three months ended December 31, 2006, we recorded $2.0 million in total restructuring-related charges of which $1.3 million was related to the December 2002 restructuring initiatives and $0.7 million was associated with the Divestiture including $0.4 million reported in discontinued operations.  The $2.0 million charge consisted of $1.7 million for severance-related costs and $0.3 million for facility move-related costs.  For the six months ended December 31, 2006, we recorded $7.2 million of restructuring-related charges of which $1.9 million was related to the December 2002 restructuring initiatives and $5.3 million was associated with the Divestiture including $1.4 million reported in discontinued operations.  The $7.2 million charge consisted of $6.3 million of severance-related costs and $0.9 million for facility move-related costs.

For the three months ended December 31, 2005, we recorded $3.1 million in December 2002 restructuring charges including $2.3 million reported in discontinued operations.  The $3.1 million charge consisted of $2.1 million of facility move-related costs, contract termination and asset impairment charges and $1.0 million in severance-related costs.  For the six months ended December 31, 2005, we recorded $7.4 million in December 2002 restructuring charges including $4.3 million reported in discontinued operations.  The $7.4 million charge consisted of $5.1 million for facility move-related costs, contract termination and asset impairment charges, and $2.3 million for severance costs.

As of December 31, 2006, charges associated with the December 2002 restructuring activities were completed. Total charges were $279.1 million of which $108 million were cash charges. These charges consisted of $219.2 million for asset impairment, plant closure and other charges, $6.0 million of raw material and work-in-process inventory, and $53.9 million for severance-related costs.   Components of the $219.2 million asset impairment, plant closure and other charges included the following items:

•                  As we emphasized more advanced generation planar products, we expected the future revenue stream from our less advanced facilities in Temecula, California to decrease significantly.  These facilities had a net book value of $138.3 million and were written down by $77.7 million.  Certain equipment at this facility is being sold with the Divestiture.  We expect to continue to use these facilities until approximately March 2008, to support certain transitional service level agreements associated with the Divestiture, and the remaining basis will be depreciated over units of production over this period.

•                  As we emphasized more advanced generation trench products, we expected the future revenue stream from our less advanced facility in El Segundo, California to decrease significantly. This facility had a net book value of $59.5 million and was written down by $57.2 million.  This facility had significantly reduced production as of fiscal year ended June 30, 2003 and is used primarily for research and development activities.

•                  As we emphasized more advanced generation Schottky products, we expected the future revenue stream from our less advanced facility in Borgaro, Italy to decrease significantly. This facility had a net book value of $20.5 million and was written down by $13.9 million.  This facility is being sold with the Divestiture.

•                  We restructured our manufacturing activities in Europe.  Based on a review of our Swansea, Wales facility, a general-purpose module facility, we determined that this facility would be better suited to focus only on automotive applications.  The general-purpose module assets at this facility, with a net book value of $13.6 million, were written down by $8.2 million.  In addition, we completed the move of our manufacturing activities from its automotive facility in Krefeld, Germany to our Swansea, Wales and Tijuana, Mexico facilities as of June 30, 2005. We also moved the production from our Venaria, Italy facility to our Borgaro, Italy and Mumbai, India facilities, which was completed as of December 31, 2003.  We stopped manufacturing products at our Oxted, England facility as of September 30, 2003.  The Swansea, Wales; Krefeld, Germany; Borgaro, Italy and Mumbai, India facilities are being sold with the Divestiture.

•                  We eliminated the manufacturing of our non-space military products in our Santa Clara, California facility as of July 31, 2004. Currently, subcontractors handle our non-space qualified products previously manufactured in this facility. We also transitioned the assembly and test of non-space power components from our Leominster, Massachusetts facility to our Tijuana, Mexico facility as of December 31, 2005.  Associated with these reductions in manufacturing activities, certain assets with a net book value of $4.0 million were written down by $2.1 million.

•                  We incurred $60.1 million in other miscellaneous items since December 2002, including $50.9 million in facility move-related costs and other impaired asset charges and $9.2 million in contract termination and settlement costs.

As a result of the restructuring initiatives, certain raw material and work-in-process inventories were impaired, including products that could not be completed in other facilities, materials that were not compatible with the processes used in the alternative facilities, and materials such as gases and chemicals that could not readily be transferred. Based on these factors we wrote down these inventories with a carrying value of $98.2 million, by $6.0 million to their net realizable value.  As of September 30, 2006, we had disposed of all of the inventory.

As of December 31, 2006, we have recorded cumulatively $59.2 million in severance-related charges, including $8.5 million in pension termination costs at our manufacturing facility in Oxted, England, and $5.3 million of severance-related costs associated with the Divestiture.  Approximately 2,700 administrative, operating and manufacturing positions are anticipated to be affected, including approximately 1,300 persons associated with the PCS business.

Our restructuring activities are expected to result in severance charges, including the estimated amount related to the Divestiture, of approximately $64 million through calendar year-end 2007.  Below is a table of expected total severance charges since December 2002 by major activity and location:

Location	Activity	Amount
El Segundo, California	Close manufacturing facilities	$10 million

Santa Clara, California and Leominster, Massachusetts	Eliminate certain manufacturing activities	4 million
Oxted, England	Close manufacturing facility	13 million
Veneria, Italy	Move manufacturing to India and discontinue certain products	11 million
Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; Halifax, Canada; Temecula, California; Tijuana, Mexico; and El Segundo, Caliornia	Power Control systems divestiture	10 million
Company-wide	Realign business procuesses, manufacturing and support infrastructure	16 million
Total		$64 million

The following table summarizes our severance accrual related to the June 2001 restructuring, the December 2002 restructuring, and the Divestiture for the six months ended December 31, 2006 (in thousands):

	June 2001 Restructuring	December 2002 Restructuring	The Divestiture	Total Severance Liability
Accrued severance, June 30, 2006	$ 235	$ 6,538	$ —	$ 6,773
Costs incurred or charged to “impairment of assets, restructuring and severance charges”	(211)	1,244	5,254	6,287
Costs paid	(24)	(5,109)	—	(4,672)
Accrued severance, December 31, 2006	$ —	$ 2,673	$ 5,254	$ 7,927

The June 2001 severance liability is primarily related to certain legal accruals associated with the termination of 29 administrative and operating personnel.  The liability was paid or released during the six months ended December 31, 2006.  The December 2002 Restructuring severance liability is primarily related to severance-related costs of approximately 130 manufacturing personnel at the El Segundo, California facility and the associated liability is expected to be paid or released by fiscal 2007 year-end.  The Divestiture severance liability is associated with the retention of approximately 100 key operating and finance personnel pending successful closing of the Divestiture.  The associated liability is expected to be paid by fiscal year-end 2007.

Other Income and Expenses

Other (income) expense was ($0.5) million and $1.0 million for the three months ended December 31, 2006 and 2005, respectively, and $0.3 million and $1.2 million for the six months ended December 31, 2006 and 2005, respectively.  Other (income) expense includes the impact of foreign currency fluctuations, dividend income from our equity investments, and litigation and claims settlement costs.

Interest Income and Expenses

Interest income was $12.7 million and $7.8 million for the three months ended December 31, 2006 and 2005, respectively, and $25.3 million and $14.9 million for the six months ended December 31, 2006 and 2005, respectively, reflecting higher prevailing interest rates on higher average cash and cash investment balances in the current year.

Interest expense was $10.9 million and $7.0 million for the three months ended December 31, 2006 and 2005, respectively, and $20.9 million and $12.6 million for the six months ended December 31, 2006 and 2005, respectively, primarily reflecting a higher effective interest rate payable on our $550 million convertible subordinated notes outstanding, partially offset by higher income from the mark-to-market adjustments on our interest rate swaps.

Income Taxes

Our effective tax provision related to continuing operations was 19.4 percent and 26.3 percent for the three months ended December 31, 2006 and 2005, respectively, and 23.1 percent and 26.3 percent for the six months ended December 31, 2006 and 2005, respectively.  Our effective tax rates were lower than the U.S. federal statutory tax rates of 35 percent, as a result of lower statutory tax rates in certain foreign jurisdictions, the benefit of foreign tax credits and research and development credits, partially offset by state taxes and certain foreign losses without foreign tax benefit.  For the three and six months ended December 31, 2006, we recognized $4.3 million of retroactive research and development tax benefit for the January 2006 to September 2006 period, as a result of Congress reinstating the research and development tax credit retroactive to the beginning of January 2006.  We anticipate that our effective tax rate for the remaining fiscal 2007 will be approximately 27.0 percent, plus or minus half a percent.

Our effective tax provision for the three and six months ended December 31, 2006 excluded $26.5 million of tax benefit for the recognition of deferred tax assets tied to the difference in book and tax basis of certain subsidiaries being sold as part of the Divestiture as previously described (see Note 2).  The $26.5 million of tax benefit has been recognized as part of income from discontinued operations for the three and six months ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalent balances of $459.3 million and cash investments in marketable debt securities of $633.6 million.  We also had $159.6 million in unused credit facilities.  Our investment portfolio consisted of available-for-sale fixed-income, principally investment-grade securities as of December 31, 2006.

For the six months ended December 31, 2006, cash provided by operating activities was $82.8 million compared to $48.4 million in the six months ended December 31, 2005.  Depreciation and amortization adjusted cash flows from operations by $39.6 million.  Changes in operating assets and liabilities decreased cash by $46.0 million during the six months ended December 31, 2006.  The increase in working capital reflected an increase in our accounts and other receivables as a result of lengthening payment terms in certain foreign regions based on the business practices there and in general, timing of collections, and higher inventory balances due to increases in raw material and work-in-process inventory to support our new generation of products.

For the six months ended December 31, 2006, cash used in investing activities was $9.6 million.  We purchased $208.7 million and sold $190.5 million of cash investments.  We invested $70.4 million in capital expenditures, of which approximately one-third was utilized at the Newport, Wales facility.  Purchase order commitments for capital expenditures were $13.2 million as of December 31, 2006.  We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flows from operations and available credit facilities.

Financing activities for the six months ended December 31, 2006 generated $7.0 million.  Proceeds from the exercise of employee stock options and the stock participation plan contributed $6.1 million.

As of December 31, 2006, we had revolving, equipment and foreign credit facilities of $171.0 million, against which $11.3 million had been used.  On November 6, 2006, following the expiration of our BNP Facility as discussed in Note 5, we entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including of JP Morgan Chase Bank, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG.  The new facility provides a credit line of $150 million, with an option to increase the facility limit to $250 million.

Our $550 million convertible subordinated notes are due in July 2007.  We anticipate that this subordinated debt will be refinanced through public or private offerings of debt or equity, or be paid down with our cash and cash investments.  We do not have any off balance sheet arrangements as of December 31, 2006.

We expect to close the sale of our PCS business for approximately $290 million subject to certain adjustments based on the overall level of working capital and the level of cash in the subsidiaries being sold by April 1, 2007.  We intend to use the proceeds from the sale to fund various transactions, which may include the repayment of our $550 million convertible notes, acquisitions, and general operating requirements.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before being recognized in the financial statements.  This Interpretation requires that the impact of a tax position be recognized if it is more likely than not of being sustained in an audit, based on the technical merits of the position.  FIN No. 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN No. 48 excludes income taxes from the scope of SFAS No. 5, “Accounting for Contingencies”.  FIN No. 48 is effective beginning with our fiscal first quarter ended September 30, 2007 of fiscal year 2008.  We are currently evaluating the impact of FIN No. 48.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach.  In the initial year of adoption, should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB No. 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings.  In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements”. SAB No. 108 is effective for us beginning in the fiscal quarter ending September 30, 2006.

The adoption of SAB No. 108 did not have an impact on our condensed consolidated statement of operations and financial condition.

In September 2006, the FASB issued Staff Position (FSP) AIG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”).  FSP AUG AIR-1 addresses the accounting for planned major maintenance activities.  Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities.  FSP AUG AIR-1 is effective for us beginning in our fiscal year 2008 in July 2007.  We do not believe the adoption of FSP AUG AIR-1 will have an impact on our condensed consolidated statement of operations and financial condition.

Critical Accounting Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Information with respect to our critical accounting policies which we believe could have the most significant effect on our reported results and require subjective or complex judgments is contained in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.  We believe that at December 31, 2006, there has been no material change to this information.

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof.  We caution that such statements are subject to a number of uncertainties, and actual results may differ materially.  Factors that could affect our actual results include those set forth below and set forth under Part II, Item 1A, “Risk Factors” and other uncertainties disclosed in our reports filed from time to time with the Securities and Exchange Commission.  From time to time we may update or modify the risk factors set forth below from that set forth in our Annual Report on Form 10-K for fiscal year ended June 30, 2006, filed on September 15, 2006. However, unless required by law, we undertake no obligation to publicly update or revise any forward looking statements, to reflect new information, future events or otherwise.

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

At the end of fiscal quarter ended December 31, 2006, we reported net inventories of $174.2 million.  We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand.  If we do not project and build the proper mix and amount of inventory, our revenue and gross margin may be adversely affected.  Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and operating results.

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

We are currently at over 90 percent of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity.  As of December 31, 2006, we have completed the second phase of our capacity expansion, which provided approximately $300 million in annual revenue output potential.  In October 2006, we announced a new foundry agreement with Tower Semiconductor for capacity capable of addressing many of our Focus Products.  Including the Tower agreement, we expect to add another $150 million in revenue potential to be completed by June 2007.  If we fail to timely execute on our plans in advance of demand for our products, or fail in our ability to obtain additional capacity, our revenues could be adversely affected which may prevent us from achieving our margin targets.  We cannot assure you that we will complete our plans timely, that the ramp-up of the expanded facilities will occur effectively and without error or delay, or that sufficient third party sources would be available to satisfy our ability to meet customer demand.  Even if we fully execute and implement our plans, we cannot guarantee that we will have sufficient worldwide wafer fabrication and assembly manufacturing capacities to meet demand and there may be other unforeseen factors that could adversely impact our operating results.

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

We expect revenue from foreign markets to continue to represent a significant portion of total revenue.  We maintain or contract with significant operations in foreign countries.  Among others, the following risks are inherent in doing business internationally:

i.      changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products;

ii.     trade restrictions;

iii.    transportation delays;

iv.    work stoppages;

v.     economic and political instability;

vi.    and foreign currency fluctuations.

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

We invest excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds and governmental securities.  We also hold as strategic investments the common stock of certain publicly-traded companies.  The value of these investments is subject to market fluctuations, which if adverse, could have a material adverse effect on our operating results and financial condition.

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

ITEM 3.                     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various risks, including fluctuations in interest and foreign currency rates.  In the normal course of business, we also face risks that are either non-financial or non-quantifiable.  Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995” and Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Interest Rate Risk

Our financial assets and liabilities subject to interest rate risk are cash investments, convertible debt, credit facilities and interest rate swaps.  Our primary objective is to preserve principal while maximizing yield without significantly increasing risk.  At December 31, 2006, we evaluated the effect that near-term changes in interest rates would have had on these transactions.  A change of as much as ten percent in the London InterBank Offered Rate (“LIBOR”) would have had a favorable impact of approximately $0.6 million and $1.2 million on net interest income/expense for the three and six months ended December 31, 2006, respectively, since the interest income on our cash and cash investments would have outweighed additional interest expense on our outstanding debt.

In December 2001, we entered into an interest rate swap transaction (the “December 2001 Transaction”) with an investment bank, JP Morgan Chase Bank (the “Bank”), to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt (the “Debt”) (see Note 9, “Bank Loans and Long-Term Debt”).  In April 2004, we entered into an interest rate swap transaction (the “April 2004 Transaction”) with the Bank to modify the effective interest payable with respect to the remaining $137.5 million of the Debt.  We will receive from the Bank fixed payments equal to 4.25 percent of the notional amount, payable on January 15 and July 15.  In exchange, we will pay to the Bank floating rate payments based upon the London InterBank Offered Rate (“LIBOR”) multiplied by the notional amount.  At the inception of the swap transactions, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time.  The variable interest rate paid since the inception of the swaps has averaged 3.34 percent, compared to a coupon of 4.25 percent on the Debt.  During the three months ended December 31, 2006, the LIBOR was 5.37 percent, and including certain spread and mark-to-market adjustments associated with the interest swaps, this arrangement increased (decreased) interest expense by $2.5 million and $0.8 million, for the three months ended December 31, 2006 and 2005, respectively, and $4.1 million and ($0.1) million for the six months ended December 31, 2006 and 2005, respectively.

Accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the mark-to-market adjustments of the December 2001 and April 2004 Transactions were offset by the mark-to-market adjustments on the Debt, resulting in no material impact to earnings.  The market value of the swaps was a liability of $6.3 million and $11.6 million at December 31, 2006 and June 30, 2006, respectively.

The December 2001 Transaction and the April 2004 Transaction qualify as fair value hedges under SFAS No. 133.  To test effectiveness of the hedge, regression analysis is performed quarterly comparing the change in fair value of the Transactions and the Debt.  The fair values of the Transactions and the Debt are calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date is based on probability-weighted analysis of interest rates relating to the five-year LIBOR curve and our stock prices.  For the three and six months ended December 31, 2006 and 2005, the hedges were highly effective and the ineffective portion did not have a material impact on earnings.

In April 2002, we entered into an interest rate contract (the “Contract”) with the investment bank, Lehman Brothers (“Lehman”), to reduce the variable interest rate risk of the December 2001 Transaction.  The notional amount of the Contract is $412.0 million, representing approximately 75 percent of the Debt.  Under the terms of the Contract, we have the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters.  The market value of the Contract at December 31, 2006 and June 30, 2006, was $0.1 million and $0.6 million, respectively, and was included in other long-term assets.  Mark-to-market gains (losses) of $0.03 million and ($0.05) million for the three months ended December 31, 2006 and 2005, respectively and ($0.5) and $0.1 million for the six months ended December 31, 2006 and 2005, respectively, were charged to interest expense.

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

We have established a foreign-currency hedging program using foreign exchange forward contracts, including the Forward Contract described below, to hedge certain foreign currency transaction exposures.  To protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet hedging programs.  Currency forward contracts and local Yen and Euro borrowings are used in these hedging programs.  Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements.  We considered an adverse near-term change in exchange rates of ten percent for the British Pound Sterling, the Euro and the Japanese Yen.  Such a change, after taking into account our derivative financial instruments and offsetting positions, would have resulted in an annualized adverse impact on income before taxes of less than $1 million for the three and six months ended December 31, 2006 and 2005.

In May 2006, we entered into a five-year foreign exchange forward contract with BNP Paribas (the “Forward Contract”) for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our Japan subsidiary.  We have designated the Forward Contract as a cash flow hedge.  Under the terms of the Forward Contract, we are required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011.  At December 31, 2006, 17 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar.  The market value of the Forward Contract was $5.3 million and $1.2 million at December 31, 2006 and June 30, 2006, respectively, and was included in other long-term assets.  Mark-to-market gains, included in other comprehensive income, net of tax, were $1.0 million and $3.5 million for the three and six months ended December 31, 2006, respectively.  Based on effectiveness tests comparing forecasted transactions through the May 2006 Forward Contract expiration date to its cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

We had approximately $113.1 million and $103.1 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at December 31, 2006 and June 30, 2006, respectively.  Net realized and unrealized foreign-currency gains recognized in earnings were $1.5 million and $1.4 million for the three and six months ended December 31, 2006 respectively, and less than $1.0 million for the three and six months ended December 31, 2005.

ITEM 4.                   CONTROLS AND PROCEDURES

(a)         Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within required time periods.  Our management, with the participation of our Chief Executive Officer, Alexander Lidow, and Chief Financial Officer, Michael P. McGee, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, such controls and procedures are effective at the reasonable assurance level in making known to them material information related to us (including our consolidated subsidiaries) required to be included in this report.

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

(b)        Changes in internal controls

There was no change in our internal controls during the fiscal second quarter 2007 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.                                               OTHER INFORMATION

ITEM 1.                                                     Legal Proceedings

The Company is, from time to time, involved in litigation incidental to the conduct of its business.

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

On January 17, 2007, the Federal Circuit denied a motion by IXYS to stay the permanent injunction pending appeal, stating that IXYS had failed to show likelihood of success on the merits of any appeal.  Accordingly, the permanent injunction will remain in effect until the ’699 patent expires in September 2007, unless it is first vacated by the Federal Circuit’s decision on the merits of the appeal.  Although briefing on the appeal has not yet begun, the Company expects to oppose IXYS’s appeal both on the merits and on jurisdictional grounds based on IXYS’s failure to timely file its notice of appeal.  The Company believes that it is reasonably assured that the value of the judgment pending appeal is at least $2.5 million.

Federal, state, foreign and local laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes and on the operation of our facilities and equipment.  We believe we use reasonable efforts to maintain a system of compliance and controls for these laws and regulations.  Despite our efforts and controls, from time to time, issues may arise with respect to these matters, including the possibility of administrative proceedings for potential non-compliance where penalties might be assessed.  We do not believe that compliance with such laws and regulations as now in effect will have a material adverse effect on our results of operations, financial position or cash flows (see also Note 13, “Environmental Matters”).

ITEM 1A.             Risk Factors

The following items are new risk factors or risk factors that have changed materially from those disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, filed on September 15, 2006:

While we have entered into agreements to sell our Power Control Systems business, we cannot guarantee that the transaction will close; and the failure to execute on our plans to divest or discontinue product lines that are not consistent with our business objectives, and replace those revenues with higher-margin product sales could adversely affect our operating results.

We have entered into definitive agreements with Vishay Intertechnology, Inc. to sell our Power Control Systems business consisting of our Commodity Product and Non-Aligned Product segments (the “Divestiture”).  While we have entered into definitive agreements, the agreements contain a number of conditions to closing.  While a closing is expected by April 1, 2007, we cannot guarantee that closing will take place by then or at all.

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

Additionally, the activities and obligations involved with the Divestiture could involve changes to various aspects of our business (including the separation of the PCS business from our remaining business) which could have a material adverse effect on our profitability to an extent we have not anticipated.  Even if we fully execute and implement our plans, there may be unforeseen factors that could have a material adverse impact on our operating results.

Our continuing obligations under the transaction documents for the Divestiture could adversely affect our operating results.

As part of the Divestiture, we will be involved in the transition of certain of the divested business and assets with Vishay, including providing certain manufacturing, sales and marketing and administrative support services for a period of up to three years.  Such services being transitional nature and related to the Divestiture may not be provided at levels of profitability commensurate with other aspects of our business and there may also be unforeseen factors or other obligations or events arising out of the services which would adversely affect our profitability and operating results.

Additionally, other activities and obligations involved with the Divestiture, including our continuing covenants and obligations under transaction documents, such as our obligations of indemnification and covenant not to compete, could involve changes to various aspects of our business or could involve costs which have a material adverse effect on our profitability and on our operating results to an extent we have not anticipated.

The failure to implement and complete our restructuring programs and accomplish planned cost reductions could adversely affect our business.

During fiscal 2003 second quarter ended December 31, 2002, we announced certain restructuring initiatives.  Under these initiatives, the goal was to reposition us to better fit the market conditions and de-emphasize our commodity business.  Our restructuring plan included consolidating and closing certain manufacturing sites, upgrading equipment and processes in designated facilities and discontinuing production in a number of others that cannot support more advanced technology platforms or products within our Focus Product segments.  We also planned to lower overhead costs across our support organizations.

Additionally, on November 8, 2006, we entered into definitive agreements with Vishay Intertechnology, Inc. for the Divestiture.  Associated with the Divestiture, we plan to realign our sales, distribution and product development functions to a business based solely on our Focus Products.  We also plan to configure our manufacturing and support infrastructure to address the initially lower revenue levels following the Divestiture.  We expect that there may be impairment of assets, severance and other restructuring-related charges associated with the Divestiture and subsequent reorganization, which will be recorded as incurred.  We have estimated that total severance-related charges will be approximately $10 million, of which approximately $5.3 million has been recognized over the retention period as of December 31, 2006, in accordance with SFAS No. 146.  We are currently evaluating other potential charges associated with the Divestiture pending its closure.

If we do not reconfigure our infrastructure or there are delays in implementing our plans, we could have higher relative costs associated with post Divestiture revenues, adversely affecting our margins and profitability.  Additionally, there may be unforeseen factors or other obligations or events arising out of the Divestiture (including possible indemnity obligations) that could result in changes in the amount or timing of charges to be taken or otherwise materially adversely impact our margins, profitability and business.

Our ongoing protection and reliance on our intellectual property assets expose us to risks and continued levels of revenue in our IP segment is subject to our ability to maintain current licenses, licensee and market factors not within our control and our ability to obtain new licenses.

We have traditionally relied on our patents and proprietary technologies.  Patent litigation settlements and royalty income substantially contribute to our financial results.  Enforcement of our intellectual property rights is costly, risky and time-consuming.  We cannot assure you that we can successfully continue to protect our intellectual property rights, especially in foreign markets.  Our key MOSFET patents expire between 2006 and 2010, although our broadest MOSFET patents expire in 2007 and 2008. We expect that with the expiration of our key MOFSET patents in calender years 2007 and 2008, our royalty revenue will be reduced substantially and our gross profit will be adversely impacted accordingly.

Our royalty income is also largely dependent on the following factors: the continuing introduction and acceptance of products that are not covered by our patents; remaining covered under unexpired MOSFET patents; the defensibility and enforceability of our patents; changes in our licensees’ unit sales, prices or die sizes; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenue from new licensing opportunities.  Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly adversely affect royalty income.  We also cannot guarantee that we can obtain new licenses to offset reductions in royalties from existing licenses.  While we try to predict the effects of these factors and efforts, often there are variations or factors that can significantly affect results different from that predicted.  Accordingly, we cannot guarantee that our predictions of our IP segment revenue will be consistent with actual results.  We also cannot guarantee that our royalty income will continue at levels consistent with prior periods.  Any decrease in our royalty income could have a material adverse effect on our operating results and financial condition.

ITEM 4.                    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s stockholders at its annual meeting of stockholders held on November 20, 2006.  All such matters were approved by the Company’s stockholders.  Below is a summary of, where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions as to each matter.

Description of Matter		For	Authority Withheld

1.	Election of Directors

	James D. Plummer	63,505,844	3,354,738
	Robert S. Attiyeh	65,098,117	1,762,465
	Philip M. Neches	65,785,039	1,075,543

In addition, the terms of office of the following directors continued after the meeting: Eric Lidow, Alexander Lidow, Jack O. Vance, Rochus E. Vogt, and Minoru Matsuda.

		For	Against	Abstentions

2.	Ratification of	66,699,930	88,802	71,849
	PricewaterhouseCoopersLLP
	as the Company’s
	Independent Registered
	Public Accounting Firm
	For Fiscal Year 2007

ITEM 6                                                  Exhibits

Index:

3.1

Certificate of Incorporation, as Amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2005; Registration No. 333-117489)

3.2	Bylaws, as Amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 11, 2005)

10.1	First Amendment to Master Purchase Agreement and Stock Purchase Agreement dated January 23, 2007, between International Rectifier Corporation and Vishay International, Inc.

10.2	Second Amendment to the Amended and Restated Rights Agreement dated November 20, 2006, between International Rectifier Corporation and Mellon Investor Services.

10.3

Transition and General Release Agreement, dated October 9, 2006, between Walter Lifsey and International Rectifier Corporation (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2006).

10.4

Credit Agreement, dated November 6, 2006, among International Rectifier Corporation, the Lenders described therein, Bank of America, N.A. as Syndication Agent and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch as Co-Documentation Agents and JPMorgan Chase Bank, National Association, as Administrative Agent, (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2006).

10.5

Master Purchase Agreement dated as of November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of the Target Companies and certain of the assets of International Rectifier Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).

10.6

Asset Purchase Agreement dated as of November 8, 2006, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd. and Vishay Intertechnology, Inc. with respect to certain assets of its Power Control Systems Business (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).

10.7

Stock Purchase Agreement dated as of November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Electronic Motion Systems Ltd. (incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).

10.8

Stock Purchase Agreement dated as of November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Canada Limited (incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).

10.9

Stock Purchase Agreement dated as of November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of IR Germany Holdings GmbH (incorporated by reference to Exhibit 2.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).

10.10

Stock Purchase Agreement dated as of November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier (India) Limited (incorporated by reference to Exhibit 2.6 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).

10.11

Stock Purchase Agreement dated as of November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Corporation Italiana S.p.A. Incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed on November 14, 2006.

10.12

Stock Purchase Agreement dated as of November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of Xi’an IR Micro-Electronics Co., Ltd. (incorporated by reference to Exhibit 2.8 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).

10.13

Transition Services Agreement, dated as of November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006).

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

INTERNATIONAL RECTIFIER CORPORATION
Registrant

February 9, 2007	/s/ Michael P. McGee
Michael P. McGee
Executive Vice President,
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)