Form 10-Q
period 2007-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2008-08-01
CIK 316793

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-7935

International Rectifier Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-1528961 (I.R.S. Employer Identification No.)
233 Kansas Street El Segundo, California (Address of Principal Executive Offices)	90245 (Zip Code)
Registrant's Telephone Number, Including Area Code: (310) 726-8000

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        There were 72,826,406 shares of the registrant's common stock, par value $1.00 per share, outstanding on July 25, 2008.

EXPLANATORY NOTE REGARDING RESTATEMENTS

        In this Quarterly Report on Form 10-Q for the nine months ended March 31, 2007, we are restating our quarterly condensed consolidated statements of income and comprehensive income for the three and nine months ended March 31, 2006, our condensed consolidated balance sheet as of June 30, 2006, and condensed consolidated statement of cash flows for the nine months ended March 31, 2006. Along with this report, we are filing our quarterly reports for the first, second and third quarters of fiscal year 2008 and our 2007 Annual Report on Form 10-K that were delayed due to questions raised in an independent investigation into certain accounting and financial reporting matters (the "Investigation") conducted by the Audit Committee of the Board of Directors of International Rectifier Corporation ("Audit Committee"). As a result of information discovered during this investigation, certain accounts had to be reconstructed and errors and irregularities, including issues identified in additional accounting reviews and procedures conducted by management relative to those periods, required correction. The investigation and the resulting restatements are more fully described in our 2007 Annual Report on Form 10-K filed concurrently herewith.

        In January 2007, the Audit Committee on its own initiative pursuant to its charter commenced the Investigation on the basis of, among other things, published reports questioning the credibility of our ability to consistently meet earnings expectations. The Audit Committee engaged independent legal counsel to conduct the Investigation. Legal counsel worked with the assistance of forensic accountants and professional investigators engaged by counsel. As facts and irregular accounting practices were identified by the independent legal counsel, the Audit Committee was advised. Public disclosures were made on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 9, 2007, on Form 8-K/A and Form 12b-25, both filed with the SEC on May 11, 2007, on Form 8-K and Form 12b-25, both filed with the SEC on August 31, 2007, on Form 12b-25 filed with the SEC on November 13, 2007, on Form 12b-25 filed with the SEC on February 11, 2008 and on Form 12b-25 filed with the SEC on May 12, 2008.

        The Audit Committee determined that our financial statements for our fiscal quarters ended September 30, 2003 through December 31, 2006 and for the fiscal years ended June 30, 2004 through June 30, 2006 should not be relied upon. The Audit Committee also found material weaknesses in internal control over financial reporting for such periods and advised that management's report on internal control over financial reporting for the fiscal years ended June 30, 2005 and 2006 contained in our public reports should not be relied upon.

        Subsequent to April 9, 2007 and prior to the date of this Quarterly Report, during the progress of the Investigation, substantial management changes took place at our Company. At the end of our fiscal year 2007, our Chief Financial Officer ("CFO") was terminated, our Executive Vice President of Sales and Marketing resigned, and, in October 2007, our Company's Chief Executive Officer ("CEO") resigned. The Chairman of the Board retired on May 1, 2008. We appointed our General Counsel as acting CEO and commenced an executive search process for a new CEO. We made additional management changes and put in place a Special Committee of the Board, which was led by an Independent Lead Director, to assist in providing corporate oversight and to support the acting CEO. In February 2008, we named our new CEO, who brings extensive global experience in semiconductor operations, strategy and business development. We also appointed a new acting CFO, designated a Chief Administrative Officer to oversee compliance and legal matters, appointed a new Vice President of Compliance reporting directly to the Audit Committee, elected three independent directors, and appointed an independent Chairman of the Board.

        The independent legal counsel has advised the Audit Committee that the Investigation has been completed. The matters that have caused us to restate financial data previously reported are more fully discussed in Note 2 of Notes to condensed Consolidated Financial Statements included in Part I, Item 1, "Financial Statements." For additional discussion of the Investigation, the accounting errors and irregularities identified, and the restatement adjustments, see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatements of Consolidated Financial Statements." For a description of the material weaknesses identified by management as a result of the Investigation and our internal reviews, and management's plan to remediate those deficiencies, see Part I, Item 4, "Controls and Procedures." Among other things, the independent legal counsel reported to the Audit Committee that evidence had been identified indicating certain personnel had directed and/or been involved in the judgmental adjustment of various elements of quarterly financial results in an effort to meet quarterly earnings targets.

        While the Investigation progressed, our management reviewed certain other accounting and tax practices, including an analysis of Company-wide revenue recognition practices. Management also has advised the Audit Committee that its review is complete.

        The corrections to the reports for the affected prior periods are contained in this Quarterly Report on Form 10-Q and we are not filing separate corrections to those reports. We emphasize that those prior reports are not to be relied upon.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated(1)	2007(2)	2006 As restated(1)
Revenues	$291,278	$261,300	$925,609	$735,654
Cost of sales	186,677	153,392	563,425	424,208

Gross profit	104,601	107,908	362,184	311,446
Selling and administrative expense	55,330	51,612	165,371	139,896
Research and development expense	31,754	27,045	92,146	75,192
Amortization of acquisition-related intangible assets	394	818	1,242	2,746
Asset impairment, restructuring and other charges (credits) (Note 13)	8,155	(1,810)	10,322	(101)

Operating income	8,968	30,243	93,103	93,713
Other income, net	(3,647)	(820)	(5,424)	(1,014)
Interest income, net	(4,619)	(2,413)	(8,987)	(4,806)

Income from continuing operations before income taxes	17,234	33,476	107,514	99,533
Provision for income taxes	12,307	20,025	47,199	58,009

Income from continuing operations	4,927	13,451	60,315	41,524
(Loss) income from discontinued operations, net of taxes (Note 3)	(2,843)	(3,997)	4,255	(7,947)

Net income	$2,084	$9,454	$64,570	$33,577

Net income per common share:
Basic
Income from continuing operations	$0.07	$0.19	$0.83	$0.59
(Loss) income from discontinued operations	(0.04)	(0.06)	0.06	(0.12)

Net income per share	$0.03	$0.13	$0.89	$0.47

Diluted
Income from continuing operations	$0.07	$0.19	$0.83	$0.58
(Loss) income from discontinued operations	(0.04)	(0.06)	0.06	(0.11)

Net income per share	$0.03	$0.13	$0.89	$0.47

Average common shares outstanding—basic	72,618	70,948	72,291	70,694

Average common shares and potentially dilutive securities outstanding—diluted	73,269	71,614	72,829	71,483

(1)
See Note 2, "Restatements of Condensed Consolidated Financial Statements."

(2)
The nine months ended March 31, 2007 include material restatement items for the first six months of the fiscal year.

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated(1)	2007	2006 As restated(1)
Net income	$2,084	$9,454	$64,570	$33,577

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,408)	4,625	25,854	(7,161)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available-for-sale securities, net of tax effect of $1,465, ($1,027), $1,148 and ($5,383), respectively	(2,232)	1,748	(1,952)	9,164
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of ($213), $234, ($2,110) and $0, respectively	71	(399)	3,593	—
Reclassification adjustments of net losses on available-for-sale securities and foreign currency forward contract	(488)	(53)	(1,332)	(83)
Cumulative translation adjustment reclassified to income upon sale of business	(8,071)	—	(8,071)	—

Other comprehensive (loss) income	(13,128)	5,921	18,092	1,920

Comprehensive (loss) income	$(11,044)	$15,375	$82,662	$35,497

(1)
See Note 2, "Restatements of Condensed Consolidated Financial Statements."

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	June 30, 2006 As restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$367,763	$482,907
Short-term investments	148,105	120,872
Trade accounts receivable, net	180,092	157,912
Inventories	227,352	260,098
Current deferred tax assets	15,000	18,566
Proceeds due from Divestiture	339,615	—
Prepaid expenses and other receivables	82,372	73,191

Total current assets	1,360,299	1,113,546
Restricted cash	14,485	—
Long-term investments	498,273	488,849
Property, plant and equipment, net	577,088	582,901
Goodwill	131,446	180,430
Acquisition-related intangible assets, net	20,263	27,494
Long-term deferred tax assets	58,725	28,400
Other assets	85,686	88,841

Total assets	$2,746,265	$2,510,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$29,579	$30,320
Long-term debt, due within one year	541,548	627
Accounts payable	95,866	101,510
Accrued salaries, wages and commissions	44,735	57,472
Accrued income taxes	134,765	153,066
Current deferred tax liabilities	1,865	1,865
Other accrued expenses	158,513	110,181

Total current liabilities	1,006,871	455,041
Long-term debt, less current maturities	55,120	617,540
Long-term deferred tax liabilities	23,107	25,627
Other long-term liabilities	45,394	27,175
Deferred gain on Divestiture (Note 11)	116,059	—

Total liabilities	1,246,551	1,125,383

Commitments and contingencies (Notes 17, 18 and 19)
Stockholders' equity:
Common shares	72,801	71,988
Capital contributed in excess of par value of shares	955,879	924,718
Retained earnings	388,416	323,846
Accumulated other comprehensive income	82,618	64,526

Total stockholders' equity	1,499,714	1,385,078

Total liabilities and stockholders' equity	$2,746,265	$2,510,461

(1)
See Note 2, "Restatements of Condensed Consolidated Financial Statements" to the Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2007	2006 As restated(1)
Cash flow from operating activities:
Net income	$64,570	$33,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,863	60,940
Amortization of acquisition-related intangible assets	1,562	3,431
Stock compensation expense	8,110	2,314
Loss on Divestiture, discontinued operations	4,262	—
Loss on sale of investments	745	766
Asset impairment	5,762	393
Unrealized losses (gains) on derivatives	(2,161)	(3,088)
Provision for bad debt	4,159	2,205
Provision for inventory write-downs	31,758	7,572
Deferred income taxes	(6,600)	9,411
Deferred revenue	9,361	1,291
Tax benefit from options exercised	3,886	8,431
Excess tax benefit from options exercised	(1,476)	(4,556)
Change in operating assets and liabilities, net	(68,109)	(64,275)

Net cash provided by operating activities	115,692	58,412

Cash flow from investing activities:
Additions to property, plant and equipment	(108,746)	(120,536)
Proceeds from sale of property, plant and equipment	1,523	435
Cash conveyed as part of Divestiture	(56,964)	—
Costs associated with Divestiture	(13,217)	—
Acquisition of technology	—	(2,500)
Sale or maturities of investments	317,673	578,768
Purchase of investments	(346,771)	(654,250)
Additions to restricted cash	(14,485)	—
Other, net	(9,544)	6,285

Net cash used in investing activities	(230,531)	(191,798)

Cash flow from financing activities:
Proceeds from short-term debt	—	132
Repayments of long-term debt	(26,642)	—
Repayments of obligations under capital lease	(288)	—
Proceeds from exercise of stock options and stock participation plan	19,879	27,731
Excess tax benefit from options exercised	1,476	4,556
Other, net	2,315	(5,705)

Net cash (used in) provided by financing activities	(3,260)	26,714

Effect of exchange rate changes on cash and cash equivalents	2,955	5,240

Net decrease in cash and cash equivalents	(115,144)	(101,432)
Cash and cash equivalents, beginning of period	482,907	359,978

Cash and cash equivalents, end of period	$367,763	$258,546

(1)
See Note 2 "Restatements of Consolidated Financial Statements" to the Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

        International Rectifier Corporation ("IR" or the "Company") designs, manufactures and markets power management semiconductors. Power management semiconductors address the core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features on electronic devices and prolonging battery life.

        The Company pioneered the fundamental technology for power metal oxide semiconductor field effect transistors ("MOSFETs") in the 1970s, and estimates that the majority of the world's planar power MOSFETs use its technology. Power MOSFETs are instrumental in improving the ability to manage power efficiently. The Company's products include power MOSFETs, high voltage analog and mixed signal integrated circuits ("ICs"), low voltage analog and mixed signal ICs, digital ICs, radiation-resistant ("RAD-Hard™") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), high reliability DC-DC converters, PowerStage ("PS") modules, and DC-DC converter type applications.

Basis of Presentation

        The condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in audited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, which are located in North America, Europe and Asia. Intercompany balances and transactions have been eliminated in consolidation.

        On April 1, 2007, the Company sold its Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million (the "Divestiture"). The PCS Business consisted of the Company's previously reported Non-Aligned Products ("NAP") and Commodity Products ("CP") segments, and included its subsidiary operations in Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Nova Scotia, Canada, as well as certain equipment and business operations located in Temecula and El Segundo (California), Tijuana (Mexico) and Singapore. The PCS product lines sold included certain high voltage discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, multi-chip modules not containing ICs and certain other specified products.

        In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended June 30, 2007 included in the 2007 Annual Report on Form 10-K filed with the SEC concurrently herewith (the "2007 Annual Report").

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Reclassification

        Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. Certain reclassifications have been made to the Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2006 to present the results of a portion of the PCS Business sold to Vishay, the former NAP segment, as discontinued operations.

Fiscal Year and Quarter

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on a Sunday closest to June 30. The three months ended March 2007 and 2006 consisted of 13 weeks ended on April 1, 2007 and April 2, 2006, respectively. For ease of presenting the accompanying condensed consolidated financial statements, the fiscal March quarter-end for all periods presented is shown as March 31.

Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Divestiture

        On April 1, 2007 (the last day of the Company's fiscal third quarter), the Company consummated the Divestiture. Since the consummation of the Divestiture and while the Company prepared its restated financial statements, a number of matters have developed, as discussed in Note 21, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, the Company has deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

        The PCS Business consisted of the Company's previously reported NAP and CP segments, and included its subsidiary operations in Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Nova Scotia, Canada, as well as certain equipment and business operations located in Temecula and El Segundo (California), Tijuana (Mexico) and Singapore. The PCS product lines sold included certain high voltage discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, multi-chip modules not containing ICs and certain other specified products (See Note 3, "Discontinued Operations and the Divestiture").

        A receivable of $339.6 million from Vishay for the Divestiture was recorded in the quarter ended March 31, 2007. The gross cash proceeds from the Divestiture of $339.6 million were received in the month of April, the fourth fiscal quarter of 2007, which included $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities sold of approximately $49.4 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue Recognition and Allowances

        In accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"), the Company recognizes revenue when evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. The Company recognizes revenues based on established terms and conditions with its customers, which are generally upon shipment for product sales. Certain distributors and other customers have limited rights of return and price protection programs. The Company provides for expected future product returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists" ("SFAS No. 48").

        The Company records a reduction to revenue for estimated future product returns in the period revenues are recognized. The estimation of future returns is based on historical sales returns, analysis of credit memo data and other factors known at the time. The Company continuously monitors product returns and potential price adjustments.

        Certain of the Company's customers' contracts contain substantive acceptance provisions. In these circumstances, the Company recognizes revenue in accordance with the specific contract acceptance provisions.

        Sales and other taxes directly imposed on revenue-producing transactions are reported on a net (excluded from revenue) basis, as permitted by Emerging Issues Task Force Issue No. 06-3, "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement."

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

Shipping Costs

        Outbound customer shipping costs are expensed as incurred and are recorded in selling and administrative expense.

Advertising Costs

        Advertising costs are expensed as incurred.

Research and Development Costs

        Research and development ("R&D") costs, including salaries and departmental general overhead and allocated expenses, are expensed as incurred.

Environmental Costs

        The Company accrues for costs associated with environmental remediation obligations when such losses are probable and reasonably estimable and adjusts its estimates as new facts and circumstances come to its attention. Costs incurred to investigate and remediate contaminated sites are expensed when these costs are identified and estimable and are not discounted to their present value.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Income Taxes

        Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both the Company's geographic mix of income and its current tax exposures in each jurisdiction where it operates. These estimates involve complex issues, require extended periods of time to resolve, and require the Company to make judgments, such as anticipating the positions that it will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities. The Company is also required to determine deferred tax assets and liabilities and the recoverability of deferred tax assets. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities and the availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that the Company believes do not meet the "more likely than not" criteria established by Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109" ("FIN 48"). This process requires estimating both geographic mix of income and current tax exposures in each jurisdiction where the Company operates. These estimates involve complex issues, require extended periods of time to resolve, and require the Company to make judgments, such as anticipating the positions that the Company will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities. The Company is also required to make determinations of the need to record deferred tax liabilities and the recoverability of deferred tax assets. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the Company's assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the Company is ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, or credit additional paid-in capital, as applicable. Income tax expense is the current income tax expense for the period and the change during the period in deferred tax assets and liabilities. The Company recognizes any interest and penalties associated with income taxes in accrued income tax.

        The Company recognizes certain tax liabilities for anticipated tax audit findings in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which additional taxes would be due, in accordance with SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5"). If the audit findings result in actual taxes owed more or less than what the Company had anticipated, its income tax expense would be increased or decreased, accordingly, in the period of the determination.

        As of June 30, 2006, U.S. income taxes have not been provided on approximately $54.9 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

Net Income per Common Share

        Net income per common share—basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

denominator) during the period. In general, the computation of net income per common share—diluted is similar to the computation of net income per common share—basic except that the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method and the conversion of the Company's convertible subordinated notes using the if-converted method only if the conversion of the bonds results in the dilution of earnings per share. The Company's use of the treasury stock method reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. The Company's use of the if-converted method increases reported net income by the interest expense, net of tax, related to the convertible subordinated notes when computing net income per common share—diluted.

Fair Value of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"), requires the disclosure of fair value information about financial instruments. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, the timing of future cash flows and the discount rate. Considerable judgment and assumptions, which are inherently subjective in nature, are required to interpret market data in developing the estimates of fair value. Accordingly, the estimated fair values may not necessarily be realized in an immediate sale or settlement of the instrument in a current market exchange. The disclosure requirements of SFAS No. 107 exclude certain financial instruments (e.g., leases) and all non-financial instruments. Accordingly, the aggregate amount presented does not reflect the underlying value of the Company. The Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term nature of these investments.

Cash, Restricted Cash, Cash Equivalents, and Investments

        The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The cost of these investments approximates their fair value. The Company invests excess cash in marketable securities consisting of available-for-sale fixed income and investment-grade securities, as well as, strategic investments in the common stock of publicly traded foreign companies. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders' equity, net of related tax effect. Realized gains and losses are included in other income and expense. Declines in value of these investments judged by management to be other than temporary, if any, are included in other income and expense.

        Investments in non-marketable securities are carried at cost pursuant to Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," as the Company does not exert significant influence over any of its investments. The Company evaluates the carrying value of its investment for impairment on a periodic basis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Marketable and non-marketable equity securities are classified as a long-term asset in the Company's consolidated balance sheet.

        The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The Company's investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

        Restricted cash is maintained to secure the Company's indemnity obligations, if any, pursuant to the terms of the Divestiture (see Note 3, "Discontinued Operations and the Divestiture"). The restricted cash is held by Union Bank of California, as escrow agent. The escrow agent will continue to hold the funds in escrow and invest in seven-day term deposits until it receives either joint instructions of the parties or a court order directing it to release all or a portion of the escrow funds. Interest earned on the escrow funds will be reinvested and held in the name of the escrow account, and distributed to the parties based on the allocation of principal funds in the escrow account. Any funds remaining in the escrow account 18 months after closing, unless subject to a dispute with Vishay, will be disbursed to the Company. In addition, the Company agreed to establish a collateral pledge of $4.3 million to Bank of America, N.A. ("BoA") in connection with the $150.0 million revolving credit facility described in Note 8, "Bank Loans and Long-Term Debt." The Company agreed in Amendment No. 2 to the Revolver Agreement to secure the letter of credit with cash collateral no later than July 12, 2007. Subsequent to fiscal year 2007 in July 2007, the Company transferred the cash collateral to a term deposit account held by BoA.

Inventories

        Inventories are stated at the lower of cost (generally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts for a specific time horizon and reserves are established accordingly. Manufacturing costs deemed to be abnormal, such as idle facility expense, excessive spoilage, double freight and re-handling costs, are charged as cost of sales in the period incurred, in accordance with SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4."

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses. Depreciation is provided using the straight-line method, based on the estimated useful lives of the assets, ranging from three to 40 years, or the units of production method based upon the estimated output of the equipment.

        Amortization of improvements to leased premises is provided using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment are not material.

        Repairs and maintenance costs are charged to expense as incurred.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        The Company evaluates the recoverability of long-lived assets based on the expected undiscounted cash flows for their asset group as determined in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

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

        The Company evaluates the carrying value of goodwill in the fourth quarter of each fiscal year. In evaluating goodwill, the Company completes the two-step goodwill impairment test as required by SFAS No. 142, "Goodwill and Other Intangible Assets." The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

        In the first of a two-step impairment test, the Company compares the carrying value of the reporting units with the fair value of these reporting units determined using a discounted cash flow valuation model. The second step, if necessary, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Based on its annual impairment test in the fourth fiscal quarter of each year, the Company determined that goodwill was not impaired as of the fiscal year ended June 30, 2006.

        In the fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. The Company expects to incur a non-cash impairment charge. See Note 21, "Subsequent Events."

Derivative Financial Instruments

        The Company's primary objectives for holding derivative financial instruments are to (1) hedge non-U.S. currency risks and (2) minimize U.S. interest rate risk. The Company's derivative instruments are recorded at fair value and are included in other current assets, other long-term assets or other

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

long-term liabilities. The Company's accounting policies for derivative financial instruments are based on the criteria for designation as hedging transactions, either as cash flow or fair value hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. The Company recognizes gains and losses on derivatives that are not designated as hedges for accounting purposes currently in earnings. These gains and losses generally offset changes in the values of hedged assets or liabilities.

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

        The Company recognizes in the current period interest and other income and expense, depending on the nature of the underlying asset or liability, the ineffective portions of the hedge, as well as the amounts not included in the assessment of effectiveness. If the Company determined that the original hedged transaction probably will not occur as anticipated, and a cash flow hedge is to be discontinued, it would reclassify the unrealized gains or losses into earnings. The Company would recognize subsequent gains or losses on the related derivative instrument in income in each period until the instrument matures, is terminated or is sold.

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

Stock-Based Compensation

        Effective at the beginning of fiscal year 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)") to account for stock-based compensation. Under SFAS No. 123(R), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed to awards is based on the estimated forfeiture rate, which is updated based on the actual forfeiture rates. This option pricing model requires the input of subjective assumptions, including the expected volatility of the Company's common stock, pre-vesting forfeiture rate and an option's expected life. The financial statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

include amounts that are based on the Company's best estimates and judgments. Prior to fiscal year 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 12, "Stock-Based Compensation."

Legal Costs

        The Company expenses legal costs incurred related to loss contingencies. The Company capitalizes legal costs associated with filing and maintaining successful U.S. and foreign patent applications. The Company also capitalizes legal costs related to the defense and enforcement of issued patents (until success is deemed improbable) and these costs are amortized over the estimated useful lives of the patents. Such deferred costs are reviewed for impairment and recoverability periodically.

Concentration of Risk

        The Company places its cash in investment-grade vehicles with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral.

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before being recognized in the financial statements. This Interpretation requires that the impact of a material, uncertain tax position be recognized if it is more likely than not of being sustained in an audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5. FIN 48 is effective for the Company beginning July 1, 2007, the first quarter of fiscal year 2008. The adoption of FIN 48 will not have a material impact on the financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard ("FAS") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 is effective upon initial adoption of SFAS No. 157. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 gives the Company the irrevocable option

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

to carry many financial assets and liabilities at fair values, with changes to fair value recognized in earnings. SFAS No. 159 is effective for the Company beginning July 1, 2008, although early adoption is permitted. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in process R&D is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning July 1, 2009.

        In December 2007, the SEC issued SAB No. 110 ("SAB 110") to permit entities, under certain circumstances, the continued use of the "simplified" method, in developing estimates of the expected term of "plain-vanilla" share options in accordance with Statement No. 123(R), Share-Based Payment. SAB 110 amended SAB No. 107 to permit the use of the "simplified" method beyond December 31, 2007. The Company currently uses the "simplified" method to estimate the expected term for share option grants as the Company does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the "simplified" method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for the Company on January 1, 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of SFAS No. 161 on its consolidated financial statements.

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3") which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of FSP FAS 142-3 will have on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for nongovernmental entities. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to Interim Auditing Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently assessing the potential impact that the adoption of SFAS No. 162 will have on its consolidated financial statements.

2. Restatement of Condensed Consolidated Financial Statements

        In its 2007 Annual Report (filed concurrently with this report), the Company restated its consolidated balance sheets as of June 30, 2006 and 2005, and the consolidated statements of income, stockholders' equity, comprehensive income (loss), and cash flows for the fiscal years ended June 30, 2006 and 2005, including the cumulative impact required for periods prior to July 1, 2004.

        The cumulative adjustments required to correct the errors and irregularities in the financial statements prior to fiscal year 2005 are reflected in the restated stockholders' equity as of the end of fiscal year 2004, as shown in the Consolidated Statement of Stockholders' Equity and Comprehensive Income. The cumulative effect of those adjustments reduced previously reported stockholders' equity by $97.2 million at June 30, 2004.

        In January 2007, the Audit Committee of the Company's Board of Directors ("Audit Committee") on its own initiative pursuant to its charter commenced an investigation into accounting practices at the Company (the "Investigation"). The Investigation was commenced on the basis of, among other things, published reports questioning the credibility of the Company's ability to consistently meet earnings expectations. The Audit Committee engaged independent legal counsel to conduct the Investigation. Legal counsel worked with the assistance of forensic accountants and professional investigators engaged by counsel. As facts and irregular accounting practices were identified by the independent legal counsel, the Audit Committee was advised.

        The Audit Committee determined that the Company's financial statements for its fiscal quarters ended September 30, 2003 through December 31, 2006 and for its fiscal years ended June 30, 2004 through June 30, 2006 should not be relied upon.

        The independent legal counsel has advised the Audit Committee that the Investigation has been completed. The matters that have caused the Company to restate financial data previously reported are more fully discussed below.

        As the Investigation progressed, management of the Company reviewed certain other accounting and tax practices, including an analysis of Company-wide revenue recognition practices. Management also has advised the Audit Committee that its review is complete.

Summary of Internal Control Issues and Related Matters Identified in the Investigation and Management Reviews

        The Company has identified several deficiencies in its internal control over financial reporting, including its control environment, revenue recognition, income tax accounting, accrual of liabilities and

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatement of Condensed Consolidated Financial Statements (Continued)

period-end financial reporting processes. The control deficiencies failed to prevent or detect a number of accounting errors and irregularities, which errors and irregularities led to the restatement described below.

        The more significant matters include the following:

  •
  The Company did not maintain an environment that consistently emphasized an attitude of integrity, accountability and strict adherence to generally accepted accounting principles. This control deficiency resulted in an environment in which accounting adjustments were viewed at times as an acceptable device to compensate for operational shortfalls, which in certain instances led to inappropriate accounting decisions and entries that resulted in desired accounting and income tax reporting results and, in some instances, involved management override of controls. Furthermore, evidence indicates that certain personnel had directed and/or been involved in the judgmental adjustments of various elements of quarterly financial results in an effort to meet quarterly earnings targets. In addition, misrepresentations, including falsified and/or incomplete information, were provided to the external auditors and others, including the Board of Directors, and efforts were made to initially curtail and impede the Investigation.

  •
  The Company did not maintain effective control and corporate oversight over the financial accounting and reporting of its subsidiary in Japan. Established controls and processes were circumvented, including in some instances with the knowledge of the Company's senior management. Revenue was recognized prematurely and certain fictitious sales transactions were recorded through the creation of fictitious customer orders. Inventory relating to fictitious or premature sales was stored at multiple third-party warehouses that were not recorded in the accounting records of the Company's subsidiary in Japan. In certain instances, arrangements were made at quarter ends for selected distributors to accept deliveries of excess and slow-moving product with an understanding that extended payment terms would apply or that the inventory could be returned after quarter end.

  •
  The Company did not maintain effective controls to ensure that the validity and proper periodic recognition of revenue transactions were consistent with the nature of its customer and distributor relationships. In certain instances, the premature recognition of revenue was the result of management override of controls and an environment that permitted accounting decisions that resulted in desired accounting results.

  •
  The Company did not maintain effective controls over the accounting for income taxes, including the sustainability of its income tax return positions including but not limited to transfer pricing, foreign sourced income and foreign tax credits. These deficiencies are, in part, the result of management override of controls and an environment that permitted accounting decisions that resulted in desired accounting and income tax reporting results.

Summary Financial Impacts of Restatements

        The following table presents "as restated" and "as previously reported" summary financial data for revenue, operating income, income from continuing operations before income taxes, provision for

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatement of Condensed Consolidated Financial Statements (Continued)

income taxes, loss from discontinued operations, net of taxes and net income (loss) and earnings per share data for the three and nine months ended March 31, 2006 (in thousands, except per share data):

	Revenue	Operating income	Income from continuing operations before income taxes	Provision for income taxes	Loss from discontinued operations net of tax	Net income	Earnings per share—basic	Earnings per share—diluted
For the three months ended March 31, 2006
As previously reported	$297,076	$32,228	$35,384	$9,730	$—	$25,654	$0.36	$0.36
Restatement adjustments	(9,400)	(5,675)	(5,598)	10,602	—	(16,200)	(0.17)	(0.17)
Discontinued operations	(26,376)	3,690	3,690	(307)	(3,997)	—	(0.06)	(0.06)

As restated and adjusted for discontinued operations	$261,300	$30,243	$33,476	$20,025	$(3,997)	$9,454	$0.13	$0.13

For the nine months ended March 31, 2006
As previously reported	$848,460	$99,243	$105,037	$28,885	$—	$76,152	$1.08	$1.07
Restatement adjustments	(33,296)	(11,654)	(11,628)	30,947	—	(42,575)	(0.49)	(0.49)
Discontinued operations	(79,510)	6,124	6,124	(1,823)	(7,947)	—	(0.12)	(0.11)

As restated and adjusted for discontinued operations	$735,654	$93,713	$99,533	$58,009	$(7,947)	$33,577	$0.47	$0.47

Matters Relating to the Company's Subsidiary in Japan

        The Company determined that irregularities in accounting practices existed at its subsidiary in Japan. The Japanese subsidiary created fictitious customer orders that were shipped out of its manufacturing sites. Once the products reached Japan, they were diverted to multiple third-party warehouses (the "Off-Book Warehouses"). The Company recognized false or premature revenue on these diverted shipments upon shipment from its manufacturing sites. These goods were stored in the Off-Book Warehouses (the "Off-Book Inventory") until: (i) the customer, in whose name the order had originally been entered, placed a bona fide purchase order for such products, (ii) the Off-Book Inventory could be sold to another customer, or (iii) the Off-Book Inventory was returned to its manufacturing sites. An offline database was created by its subsidiary in Japan to manage orders filled with the inventory at the Off-Book Warehouses. The Company also determined that sales management of its subsidiary in Japan had entered into a number of oral agreements at various quarter ends with certain distributors to accept delivery of product with unusual or unauthorized conditions, including extended payment terms and special return privileges.

        With the assistance of the Company's advisors, a reconstruction of revenue, cost of sales, accounts receivable and inventory for its subsidiary in Japan for the fiscal years and interim periods of the fiscal years ended June 30, 2007, 2006 and 2005 was performed. This reconstruction of financial records was based, in large part, on third-party records or confirmations. In this process, the Company determined that certain fictitious customer invoices were factored to various third-party financial institutions as part of the Japan subsidiary's accounts receivable financing facilities. These transactions inappropriately reduced accounts receivable and, notwithstanding the nature of these invoices, these borrowings from the financial institutions were satisfied by cash from operations. No amounts were outstanding under

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatement of Condensed Consolidated Financial Statements (Continued)

the facilities after July 2007. The accounts receivable financing facilities are currently not being used by the subsidiary in Japan.

        Furthermore, as a part of the reconstruction of the financial records for the Japan subsidiary, the Company also determined that intangible assets of approximately $10.0 million that had been previously characterized as an acquisition of distribution rights from a failing distributor in the fiscal year ended June 30, 2002 should have been considered a past due receivable. This past due receivable, totaling $13.0 million which was never collected and has been recorded as a restatement adjustment through the reversal of amortization expense and a write-off of the accounts receivable balance as a charge to retained earnings at the beginning of fiscal year 2005.

Other Revenue Recognition Matters

        As a part of its restatement, the Company conducted a review of sales contracts and transactions with its major customers along with its revenue recognition policies and practices for compliance with SAB 104 and SFAS No. 48. As a result, the Company identified certain transactions requiring restatement in previously reported fiscal years 2003 through 2006 and in the previously reported quarters of fiscal years 2005 and 2006 through the second quarter of fiscal year 2007 as follows:

        The following description of these identified transactions requiring restatement within this category of Other Revenue Recognition Matters related to our aerospace & defense ("A&D") segment, acceleration of shipping dates, transfer of title and risk of loss and accounting for sales to certain distributors, should be read with an understanding that these adjustments relate to the timing of revenue recognition and the recording of costs and expenses among fiscal periods and therefore, these adjustments do not change revenue or costs and expenses in total over the periods described above but rather change the period in which the revenue or cost and expense is recorded. Other restatement adjustments such as those related to establishing reserves for stock rotations and sales and warranty returns also relate to the timing of revenue recognition and the recording of costs and expenses over these same periods, however, because these restatement adjustments incrementally increase reserves recorded they do decrease revenue and increase costs and expenses in total as of the beginning of the period in which they are first recorded. Royalty revenue recognition transactions identified as requiring restatement either resulted in reclassification to gain on royalty settlement or resulted in a permanent decrease in recognized revenue.

        Aerospace & Defense Segment—The Company identified practices at this segment involving (i) shipment of products to customers in an earlier quarter than agreed by the Company and its customer, (ii) shipment of product to distributors prior to quarter ends with an agreement to accept unlimited returns of the product in subsequent quarters, and (iii) shipment of product manufactured specifically for direct customers to distributor customers and subsequently reacquiring these products in later quarters. These practices and transactions resulted in the early recognition of revenue and in certain instances required reversal of previously recognized revenue.

        Acceleration of Shipping Dates and Premature Recognition of Revenue—The Company identified sales transactions that were prematurely recognized as revenue through the adjustment of customer acceptable shipping dates to an earlier reporting period without acknowledgement from the customer. These transactions resulted in the early recognition of revenue.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatement of Condensed Consolidated Financial Statements (Continued)

        Transfer of Title and Risk of Loss—The Company identified certain customer contracts and/or customer delivery terms indicating that the Company bears the risk of loss while products are in transit. The Company recognized revenue at the shipping date, before the risk of loss transferred to the customer, resulting in the early recognition of revenue.

        Accounting for Sales to Certain Distributors—The Company determined that revenue recognized for shipments to two distributors that acted as fulfillment houses should have been deferred until the inventory was sold through to the end customer. These distributors act as agents for the Company in transactions where the risks and benefits of ownership do not transfer until the related inventory is sold by the distributor to the end user.

        Returns Reserves and Stock Rotation Rights—The Company determined that its sales returns reserve should have been recorded in its financial statements at the time the related revenue is recognized and should have contemplated, estimated future returns in accordance with SFAS No. 48. The Company previously had provided for sales returns only on known and approved returns after the revenue recognition date, resulting in higher revenue recognized. Additionally, it was determined that the Company did not adequately provide for stock rotation rights provided to certain distributor customers.

        Intellectual Property—The Company determined that it had incorrectly recognized royalty revenue in certain circumstances. One instance where royalty revenue was recognized prematurely and required reversal when an unfavorable judicial ruling was received and two other royalty settlements previously recorded as royalty revenue required reclassification to "Gain on royalty settlement."

        For the three and nine month fiscal periods ended March 31, 2006 presented in this Note 2, "Restatements of Consolidated Financial Statements," no single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in a net increase or decrease to "Income from continuing operations before income taxes" of more than $2.5 million in either fiscal period.

Unrecorded Liabilities and Other

        The Company conducted reviews for unrecorded liabilities and determined that the Company had not implemented adequate cutoff procedures for open invoices at each fiscal period end. The Company did not properly record material outstanding liabilities for which goods were received or services were rendered by vendors prior to the balance sheet date and for which it had not yet made payments. Consequently, the Company's accounts payable and accrued liability balances were understated by the aggregate value of these open invoices which relate primarily to inventory in transit, construction in progress and other general and administrative expenses.

        Additionally, the Company performed a review of certain consulting costs capitalized as an element of internally developed software. The Company determined that certain consultant costs were improperly capitalized and should have been recognized as period charges when incurred.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatement of Condensed Consolidated Financial Statements (Continued)

Restructuring

        The Company reviewed its previously reported expenses shown as a line item in its consolidated statements of income entitled "Impairment of assets, restructuring, severance and other charges" and determined that the following reclassifications were required:

            (i)  reclassify manufacturing costs related to the consolidation and start up of certain facilities to cost of sales. As part of a facility closure, the Company established a facility in Mexico which resulted in production inefficiencies that were reclassified to cost of sales. Excess labor cost, overhead and manufacturing-related start-up costs related to a relocation of certain German operations to Swansea, Wales were reclassified to cost of sales.

           (ii)  reclassify non-restructuring related charges to selling and administrative, R&D or other expense line items and adjust related assets and liabilities. These items included software write-offs, certain bonus payments and costs related to the termination of a defined benefit pension plan.

          (iii)  reclassify severance charges unrelated to a specific Company initiative to cost of sales, R&D, or selling and administrative expense. Since these changes related to employee termination costs incurred in the normal course of business, the Company determined that these charges should be considered operating expenses. The reclassification into cost of sales, R&D, or selling and administrative was dependent upon the classification and the function of the employee terminated.

          (iv)  correct severance charges and related changes in estimates to recognize such items in the proper period.

        The impact of these reclassifications and adjustments were (in thousands):

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Asset impairment, restructuring and other charges, as reported	$3,349	$10,702

Restatement adjustments, increase (decrease) to
Cost of sales	1,391	5,649
Selling and administrative	663	1,941
Research and development	—	(1,050)
Other expense	397	447
Net adjustments to accruals	1,655	1,924

Total restatement adjustments	4,106	8,911

Asset impairment, restructuring and other (credits) charges, as restated	(757)	1,791
Discontinued operations	(1,053)	(1,892)

Asset impairment, restructuring and other credits as restated and adjusted for discontinued operations	$(1,810)	$(101)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatement of Condensed Consolidated Financial Statements (Continued)

Tax Matters

        During preparation for adoption of FIN 48 in the first fiscal quarter of 2008, the Company identified accounting errors and irregularities related to its accounting for income taxes for the fiscal years 2001 through 2007. The Company determined that its then-existing transfer pricing practices related to inter-company transactions could not be sustained; consequently, the Company filed amended U.S. federal income tax returns for fiscal years 2004 through 2006. For these fiscal years, the Company accrued penalties and related interest which were reversed upon the filing of the amended returns during the quarter ended September 30, 2007. Additionally, the Company determined that it should correct its accounting for certain types of foreign earned income that will likely be subject to U.S. taxation currently, rather than deferred until the earnings are remitted, a determination that also impacts prior distributions made by its foreign subsidiaries as well as its claims for U.S. federal foreign tax credits. The Company has also identified certain foreign currency gains and losses that require restatement. The Company has determined that its accounting for temporary differences, related to property and equipment, intangible property and various reserves and accruals, including restructuring related reserves discussed above, require adjustment. As a result of certain above-described errors in previously filed tax returns, the Company has recorded applicable penalties and interest for these matters. Due to errors in its transfer pricing related to intercompany transactions, the Company has filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming tax refunds and asserted a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in the Company's restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, the Company has recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatements of Condensed Consolidated Financial Statements (Continued)

        The nature of the restatement adjustments and the impact on the Company's previously reported condensed consolidated statement of income for the three months ended March 31, 2006 are shown in the following table (in thousands, except per share data):

		Restatement Adjustments
Quarter Ended March 31, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)	As Restated and Adjusted for Discontinued Operations
Revenues	$297,076	$(7,563)	$(1,837)	$—	$—	$—	$(26,376)	$261,300
Cost of sales	178,289	(3,719)	1,584	803	1,391	—	(24,956)	153,392

Gross profit	118,787	(3,844)	(3,421)	(803)	(1,391)	—	(1,420)	107,908
Selling and administrative expense	53,357	41	—	(132)	663	—	(2,317)	51,612
Research and development expense	28,558	—	—	—	—	—	(1,513)	27,045
Amortization of acquisition- related intangible assets	1,295	(250)	—	—	—	—	(227)	818
Asset impairment, restructuring and other charges (credits)	3,349	—	—	—	(4,106)	—	(1,053)	(1,810)

Operating income	32,228	(3,635)	(3,421)	(671)	2,052	—	3,690	30,243
Other income, net	(763)	—	(474)	—	417	—	—	(820)
Interest income, net	(2,393)	—	—	—	(20)	—	—	(2,413)

Income from continuing operations before income taxes	35,384	(3,635)	(2,947)	(671)	1,655	—	3,690	33,476
Provision for income taxes(4)	9,730	(1,376)	(1,094)	(251)	621	12,702	(307)	20,025

Income from continuing operations	25,654	(2,259)	(1,853)	(420)	1,034	(12,702)	3,997	13,451
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(3,997)	(3,997)

Net income	$25,654	$(2,259)	$(1,853)	$(420)	$1,034	$(12,702)	$—	$9,454

Net income per common share:
Basic:
Income from continuing operations	$0.36							$0.19
Loss from discontinued operations	—							(0.06)

Net income	$0.36							$0.13

Diluted:
Income from continuing operations	$0.36							$0.19
Loss from discontinued operations	—							(0.06)

Net income	$0.36							$0.13

Average common shares outstanding—basic	70,948							70,948

Average common shares and potentially dilutive securities outstanding—diluted	71,614							71,614

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and the Divestitures."

(3)
Restatement adjustments in the category Other Revenue Recognition Matters affecting Income from continuing operations before income taxes include decreases related primarily to IXYS Corporation royalty revenue, sales to certain distributors and returns reserves and stock rotation rights of $2.5 million, $0.9 million and $0.6 million, respectively offset by an increase due to the timing effect of adjustments to our A&D segment of $1.7 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatements of Condensed Consolidated Financial Statements (Continued)

        The nature of the restatement adjustments and the impact on the Company's previously reported condensed consolidated statement of income for the nine months ended March 31, 2006 are shown in the following table (in thousands, except per share data):

		Restatement Adjustments
Nine Months Ended March 31, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)	As Restated and Adjusted for Discontinued Operations
Revenues	$848,460	$(29,571)	$(3,725)	$—	$—	$—	$(79,510)	$735,654
Cost of sales	507,205	(17,063)	3,926	(3,988)	5,649	—	(71,521)	424,208

Gross profit	341,255	(12,508)	(7,651)	3,988	(5,649)	—	(7,989)	311,446
Selling and administrative expense	146,121	(37)	—	(1,358)	1,941	—	(6,771)	139,896
Research and development expense	81,008	—	—	—	(1,050)	—	(4,766)	75,192
Amortization of acquisition- related intangible assets	4,181	(751)	—	—	—	—	(684)	2,746
Asset impairment, restructuring and other charges (credits)	10,702	—	—	—	(8,911)	—	(1,892)	(101)

Operating income	99,243	(11,720)	(7,651)	5,346	2,371	—	6,124	93,713
Other income, net	(1,048)	—	(475)	—	509	—	—	(1,014)
Interest income, net	(4,746)	—	—	—	(60)	—	—	(4,806)

Income from continuing operations before income taxes	105,037	(11,720)	(7,176)	5,346	1,922	—	6,124	99,533
Provision for income taxes(4)	28,885	(4,541)	(2,631)	1,998	728	35,393	(1,823)	58,009

Income from continuing operations	76,152	(7,179)	(4,545)	3,348	1,194	(35,393)	7,947	41,524
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(7,947)	(7,947)

Net income	$76,152	$(7,179)	$(4,545)	$3,348	$1,194	$(35,393)	$—	$33,577

Net income per common share:
Basic:
Income from continuing operations	$1.08							$0.59
Loss from discontinued operations	—							(0.12)

Net income	$1.08							$0.47

Diluted:
Income from continuing operations	$1.07							$0.58
Loss from discontinued operations	—							(0.11)

Net income	$1.07							$0.47

Average common shares outstanding—basic	70,694							70,694

Average common shares and potentially dilutive securities outstanding—diluted	71,483							71,483

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and the Divestitures."

(3)
Restatement adjustments in the category Other Revenue Recognition Matters affecting Income from continuing operations before income taxes include decreases related primarily to IXYS Corporation royalty revenue, sales to certain distributors, A&D segment revenues and inventory reserves of $2.5 million, $1.3 million, $2.2 million and $1.4 million, respectively.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatements of Condensed Consolidated Financial Statements (Continued)

        The following table sets forth the effects of the restatement on the Company's condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006		Nine Months Ended March 31, 2006
	As previously reported	As restated	As previously reported	As restated
Comprehensive income:
Net income	$25,654	$9,454	$76,152	$33,577
Foreign currency translations adjustments	3,489	4,625	(9,393)	(7,161)
Unrealized gains on available-for-sale securities, net of taxes	2,432	1,748	11,343	9,164
Unrealized losses on foreign currency forward contract, net of tax effects	—	(399)	—	—
Reclassification of losses for available for sale securities and foreign currency forward contract to income, net of tax effects	—	(53)	(83)	(83)

Comprehensive income	$31,575	$15,375	$78,019	$35,497

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatements of Condensed Consolidated Financial Statements (Continued)

        The following tables set forth the effects of the restatement on the Company's condensed consolidated balance sheet as of June 30, 2006 (in thousands):

		Restatement Adjustments
As of June 30, 2006	As Previously Reported	IR Japan(2)	Other Revenue Recognition Matters	Unrecorded Liabilities	Restructuring	Tax Matters(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$482,907	$—	$—	$—	$—	$—	$482,907
Short-term investments	120,872	—	—	—	—	—	120,872
Trade accounts receivable, net	182,774	(29,897)	4,899	136	—	—	157,912
Inventories	214,094	26,959	19,045	—	—	—	260,098
Current deferred tax assets	23,353	—	—	—	—	(4,787)	18,566
Prepaid expenses and other receivables	51,456	(384)	46	465	—	21,608	73,191

Total current assets	1,075,456	(3,322)	23,990	601	—	16,821	1,113,546
Long-term investments	488,849	—	—	—	—	—	488,849
Property, plant and equipment, net	576,380	—	—	6,021	500	—	582,901
Goodwill	155,148	—	—	—	—	25,282	180,430
Acquisition-related intangible assets, net	31,994	(4,500)	—	—	—	—	27,494
Long-term deferred tax assets	85,754	—	—	—	—	(57,354)	28,400
Other assets	91,442	—	(2,500)	—	(101)	—	88,841

Total assets	$2,505,023	$(7,822)	$21,490	$6,662	$399	$(15,251)	$2,510,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$6,501	$23,819	$—	$—	$—	$—	$30,320
Long-term debt, due within one year	627	—	—	—	—	—	627
Accounts payable	85,009	69	—	16,432	—	—	101,510
Accrued salaries, wages and commissions	57,643	—	—	—	(171)	—	57,472
Accrued income taxes	54,497	—	—	—	—	98,569	153,066
Current deferred tax liabilities	—	—	—	—	—	1,865	1,865
Other accrued expenses	50,373	(1,057)	69,161	(2,232)	(6,064)	—	110,181

Total current liabilities	254,650	22,831	69,161	14,200	(6,235)	100,434	455,041
Long-term debt, less current maturities	617,540	—	—	—	—	—	617,540
Long-term deferred tax liabilities	—	—	—	—	—	25,627	25,627
Other long-term liabilities	28,501	—	—	174	(1,500)	—	27,175

Total liabilities	900,691	22,831	69,161	14,374	(7,735)	126,061	1,125,383

Stockholders' equity:
Common shares	71,988	—	—	—	—	—	71,988
Capital contributed in excess of par value of shares	925,603	—	—	—	—	(885)	924,718
Retained earnings	542,301	(30,773)	(47,671)	(7,730)	8,242	(140,523)	323,846
Accumulated other comprehensive income	64,440	120	—	(22)	(108)	96	64,526

Total stockholders' equity	1,604,332	(30,653)	(47,671)	(7,752)	8,134	(141,312)	1,385,078

Total liabilities and stockholders' equity	$2,505,023	$(7,822)	$21,490	$6,622	$399	$(15,251)	$2,510,461

(1)
The Company determined that it was incorrect to recognize a deferred tax asset in fiscal year 2003, which resulted in a $25.3 million reduction in goodwill. The Company determined that the deferred tax asset should be recognized in fiscal year 2007 and, consequently, goodwill was increased in prior periods.

(2)
The bank loans related to the restatement adjustments represent advances under IR Japan's accounts receivable financing facilities.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

2. Restatements of Condensed Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported condensed consolidated statement of cash flows for the nine months ended March 31, 2006 (in thousands):

	Nine Months Ended March 31, 2006
	As Previously Reported	Restatement Adjustments	As Restated
Cash flow from operating activities:
Net income	$76,152	$(42,575)	$33,577
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,024	(84)	60,940
Amortization of acquisition-related intangible assets	4,181	(750)	3,431
Stock compensation expense	2,314	—	2,314
Loss on sale of investments	766	—	766
Asset impairment	393	—	393
Provision for bad debt	2,205	—	2,205
Provision for inventory write-downs	7,572	—	7,572
Unrealized gains on derivatives	(3,088)	—	(3,088)
Deferred income taxes	9,411	—	9,411
Deferred revenue	—	1,291	1,291
Tax benefit from options exercised	8,431	—	8,431
Excess tax benefit from options exercised	(4,556)	—	(4,556)
Changes in operating assets and liabilities, net	(90,657)	26,382	(64,275)

Net cash provided by (used in) operating activities	74,148	(15,736)	58,412

Cash flow from investing activities:
Additions to property, plant and equipment	(121,489)	953	(120,536)
Proceeds from sale of property, plant and equipment	435	—	435
Acquisition of technologies	(2,500)	—	(2,500)
Sale or maturities of investments	578,768	—	578,768
Purchase of investments	(654,250)	—	(654,250)
Other, net	3,785	2,500	6,285

Net cash (used in) provided by investing activities	(195,251)	3,453	(191,798)

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt and capital lease obligations	(12,139)	12,271	132
Proceeds from exercise of stock options and stock participation plan	27,731	—	27,731
Excess tax benefit from options exercised	4,556	—	4,556
Other, net	(5,704)	(1)	(5,705)

Net cash provided by financing activities	14,444	12,270	26,714

Effect of exchange rate changes on cash and cash equivalents	5,227	13	5,240

Net decrease in cash and cash equivalents	(101,432)	—	(101,432)
Cash and cash equivalents, beginning of period	359,978	—	359,978

Cash and cash equivalents, end of period	$258,546	$—	$258,546

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

3. Discontinued Operations and the Divestiture

        On April 1, 2007 (the last day of the Company's fiscal third quarter), the Company completed the sale of its PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture and while the Company prepared its restated financial statements, a number of matters have developed, as discussed in Note 21, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, the Company has deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

        The PCS Business consisted of the Company's former NAP and CP segments. Product lines included in the sale were certain discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, multi-chip modules not containing ICs and certain other specified products.

        As part of the Divestiture, the Company sold operations in Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Nova Scotia, Canada as well as certain equipment and business operations located in Temecula and El Segundo (California), Tijuana (Mexico) and Singapore.

        The following table shows the components of the Divestiture transaction for the three and nine months ended March 31, 2007 (in thousands):

Gross proceeds from sale	$339,615
Costs of disposition	(33,922)
Fair value of Transition Services Agreements	(16,650)

Net proceeds	289,043
Net assets sold	(177,246)

Gain on Divestiture, before taxes	$111,797

Deferred gain on Divestiture from continuing operations, before taxes	$116,059
Loss on Divestiture from discontinued operations, before taxes	(4,262)

Gain on Divestiture, before taxes	$111,797

        Included in the determination of Net Income, the Company has, in connection with the Divestiture transaction, recorded a tax benefit of $18.1 million, of which $11.7 million relates to discontinued operations.

Loss on Divestiture from discontinued operations, before taxes	$(4,262)
Income tax benefit on Divestiture, discontinued operations	11,714

Gain on Divestiture from discontinued operations, after taxes	$7,452

        Under the terms of the transaction agreement, the Company entered into license agreements pursuant to which it agreed to license certain of its technology related to the PCS Business to Vishay. In addition, as part of the Divestiture, the Company agreed to transfer certain other technology related

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

3. Discontinued Operations and the Divestiture (Continued)

to the PCS Business to Vishay. Vishay, in turn, agreed to license back to the Company such other technology. The Company also entered into certain transition services agreements ("TSAs") for the sale and purchase of specified products, wafer and packaging services, manufacturing and other support services, for up to three years following the date of the Divestiture. The fair value of these transition agreements was recorded at $20.0 million for the transition services the Company will provide to Vishay and $3.4 million for the transition services Vishay will provide to the Company. The fair value of these agreements is being amortized over the three year life of the TSAs.

        Although the Company divested itself of both the NAP and CP segments, the CP segment results were not included in discontinued operations, as the Company expects to have significant ongoing involvement based on the significance of the cash flows to be derived from the TSAs with Vishay.

        Subsequent to April 1, 2007, Vishay and the Company commenced discussions regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, the parties did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of IR's internal Investigation. As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and the Company maintains that the proper application of the contractual formula results in no adjustment to net working capital. The Company does not believe that Vishay's assertions have merit and intends to vigorously defend its position.

        On June 9, 2008, Vishay asserted that it believes certain forecasts it received from the Company during the Divestiture negotiations related to the Automotive Systems Business Unit ("ASBU") of the PCS Business were "materially overstated" and "based upon assumptions that the management of the Company at the time knew to be unfounded and unsupportable." As part of its claim, Vishay also alleged that non-disclosure and concealment of future prospects related to the ASBU business caused Vishay to suffer damages in excess of $50.0 million attributable to, among other things, the purchase price for ASBU, subsequent operational losses and the costs incurred by Vishay in connection with the later divestment of the ASBU business. The Company does not believe that Vishay's claims have merit and intends to defend vigorously its position.

        Vishay has also advised the Company of certain other potential claims, including, but not limited to, certain product quality claims related to PCS products transferred to Vishay but manufactured prior to the consummation of the Divestiture and a claim regarding certain chemicals found in the ground water at the Company's former manufacturing plant in Borgaro, Italy. The Company is currently in the process of assessing these claims and obtaining documentation to verify any potential liabilities to the Company. It believes that these claims will not have a material adverse effect on the Company's business or prospects, and it intends to vigorously defend its rights and position.

        The outcome of any claim or litigation is inherently uncertain and the Company cannot assure its success. An adverse determination could affect the Company's rights and could have a material adverse effect on its business, consolidated financial position or results of operations.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

3. Discontinued Operations and the Divestiture (Continued)

        The following table presents the revenue, operating loss before income taxes and loss from discontinued operations, net of tax for the three and nine months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Revenue	$30,645	$26,376	$85,060	$79,510

Operating loss before income taxes	$(2,155)	$(3,690)	$(3,572)	$(6,124)
Income tax benefit (expense)	1,781	(307)	375	(1,823)

Loss from discontinued operations, net of taxes	(374)	(3,997)	(3,197)	(7,947)

Loss on Divestiture, before income taxes	(4,262)	—	(4,262)	—
Income tax benefit	1,793	—	11,714	—

(Loss) income on Divestiture, net of taxes	(2,469)	—	7,452	—

(Loss) income from discontinued operations, net of taxes	$(2,843)	$(3,997)	$4,255	$(7,947)

        Included in the determination of Net Income, the Company has, in connection with the Divestiture transaction, recorded a tax benefit of $18.1 million, of which $11.7 million, in the nine months ended March 31, 2007, relates to discontinued operations.

4. Supplemental Cash Flow Disclosures

        Components in the change of operating assets and liabilities, net of effects of acquisitions and the Divestiture (see Note 3, "Discontinued Operations and the Divestiture"), for the nine months ended March 31, 2007 and 2006 were comprised of the following (in thousands):

	Nine Months Ended March 31,
	2007	2006
Trade accounts receivable	$(24,379)	$(4,443)
Inventories	(59,784)	(52,789)
Prepaid expenses and other receivables	(28,824)	(14,250)
Accounts payable	14,390	(17,907)
Accrued salaries, wages and other commissions	(4,630)	3,178
Deferred compensation	3,086	(30)
Accrued income taxes payable	275	21,236
Other accrued expenses	31,757	730

Changes in operating assets and liabilities	$(68,109)	$(64,275)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

4. Supplemental Cash Flow Disclosures (Continued)

        Supplemental disclosures of cash flow information (in thousands):

	Nine Months Ended March 31,
	2007	2006
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$13,994	$15,890

5. Investments

        Available-for-sale securities as of March 31, 2007 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Short-Term Investments:
Corporate debt	$113,457	$28	$(289)	$(261)	$113,196
U.S. government and agency obligations	35,071	—	(162)	(162)	34,909

Total short-term investments	$148,528	$28	$(451)	$(423)	$148,105

Long-Term Investments:
Corporate debt	$170,162	$607	$(283)	$324	$170,486
U.S. government and agency obligations	64,064	363	(78)	285	64,349
Mortgage-backed securities	150,760	248	(246)	2	150,762
Asset-backed securities	112,759	185	(268)	(83)	112,676

Total long-term investments	$497,745	$1,403	$(875)	$528	$498,273

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

5. Investments (Continued)

        Available-for-sale securities as of June 30, 2006 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Short-Term Investments:
Corporate debt	$66,233	$—	$(551)	$(551)	$65,682
U.S. government and agency obligations	50,914	—	(492)	(492)	50,422
Corporate auction rate preferred securities	4,508	—	—	—	4,508
Asset-backed securities	260	—	—	—	260

Total short-term investments	$121,915	$—	$(1,043)	$(1,043)	$120,872

Long-Term Investments:
Corporate debt	$165,598	$40	$(1,973)	$(1,933)	$163,665
U.S. government and agency obligations	121,018	—	(2,018)	(2,018)	119,000
Mortgage-backed securities	133,483	33	(1,422)	(1,389)	132,094
Asset-backed securities	74,838	4	(752)	(748)	74,090

Total long-term investments	$494,937	$77	$(6,165)	$(6,088)	$488,849

        The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon Inter Electronics Corporation ("Nihon"), a related party as further discussed in Note 20, "Related Party Transactions." The value of the Company's investments is subject to market fluctuations, which, if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.8 million and $0.5 million for the nine months ended March 31, 2007 and 2006, respectively. In June 2006, the Company sold 2.6 million shares in one of the equity investments for net proceeds of $19.1 million and recognized $13.6 million of pretax gains in other income.

        The Company also has a strategic investment in the common stock of a non-publicly traded company which is recorded at cost in other long-term assets. As of March 31, 2007 and June 30, 2006, the recorded cost basis and estimated fair value of this investment was $3.6 million. The estimate of fair value is based on best available information or other estimates determined by management. The Company did not experience any impairment in value regarding this investment since inception.

        The carrying values of the equity investments included in other long-term assets at March 31, 2007 and June 30, 2006 were $50.7 million and $56.6 million, respectively, compared to their purchase cost at March 31, 2007 and June 30, 2006 of $26.5 million and $22.5 million, respectively. Unrealized gain (loss), net of tax, for the three months ended March 31, 2007 and 2006 was $(3.5) million and $2.8 million, respectively; and for the nine months ended March 31, 2007 and 2006 was $(6.5) million

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

5. Investments (Continued)

and $11.1 million, respectively, and was included in other comprehensive income. The carrying values of the Company's equity investments are subject to market fluctuations, which if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. Although the carrying values of these investments have declined significantly, the Company does not anticipate that it will dispose of these strategic investments for a loss within the near term.

        Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive (loss) income net of applicable income taxes. Gains or losses on sales of investment available-for-sale are recognized on the specific identification basis.

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Subsequent to March 31, 2007, the fair values of certain investments declined through March 31, 2008 and such decline was determined to be other-than-temporary and the Company recorded an impairment charge of $4.7 million relating to certain available-for-sale securities in the first three quarters of the fiscal year ended June 30, 2008. In the fourth fiscal quarter of 2008, the Company recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        The following table summarizes the market value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter (in thousands):

	Securities held for less than 12 months, in a loss position at March 31, 2007		Securities held for 12 months or more, in a loss position at March 31, 2007		Total in a loss position at March 31, 2007
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$36,108	$(57)	$76,652	$(515)	$112,760	$(572)
U.S. government and agency obligations	20,040	(48)	35,577	(192)	55,617	(240)
Mortgage-backed securities	68,157	(153)	14,779	(93)	82,936	(246)
Asset-backed securities	35,017	(58)	26,910	(211)	61,927	(269)

Total	$159,322	$(316)	$153,918	$(1,011)	$313,240	$(1,327)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

5. Investments (Continued)

	Securities held for less than 12 months, in a loss position at June 30, 2006		Securities held for 12 months or more, in a loss position at June 30, 2006		Total in a loss position at June 30, 2006
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$184,541	$(2,369)	$14,060	$(155)	$198,601	$(2,524)
U.S. government and agency obligations	150,461	(2,315)	14,462	(195)	164,923	(2,510)
Mortgage-backed securities	96,938	(1,422)	—	—	96,938	(1,422)
Asset-backed securities	68,135	(752)	—	—	68,135	(752)

Total	$500,075	$(6,858)	$28,522	$(350)	$528,597	$(7,208)

        The amortized cost and estimated fair value of investments at March 31, 2007, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$148,528	$148,105
Due in 1-2 years	106,838	106,620
Due in 2-5 years	186,101	186,917
Due after 5 years	204,806	204,736

Total investments	$646,273	$646,378

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains were $0.1 million and $0.3 million for the three and nine months ended March 31, 2007, respectively, and gross realized losses were $(0.4) million and $(1.0) million for the three and nine months ended March 31, 2007, respectively. Gross realized gains were $0.1 million and $0.1 million for the three and nine months ended March 31, 2006, respectively, and gross realized losses were $(0.7) million and $(1.2) million for the three and nine months ended March 31, 2006, respectively. The cost of marketable securities sold was determined by the weighted average cost method.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

6. Inventories

        Inventories at March 31, 2007 and June 30, 2006 were comprised of the following (in thousands):

	March 31, 2007	June 30, 2006 As restated
Raw materials	$38,869	$35,758
Work-in-process	78,773	87,653
Finished goods	109,710	136,687

Total inventories	$227,352	$260,098

7. Goodwill and Acquisition-Related Intangible Assets

        At March 31, 2007 and June 30, 2006 acquisition-related intangible assets included the following (in thousands):

		March 31, 2007			June 30, 2006 (as restated)
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Completed technology	4 - 12	$28,679	$(11,629)	$17,050	$38,325	$(14,882)	$23,443
Customer lists	5 - 12	5,445	(3,568)	1,877	5,446	(3,244)	2,202
Intellectual property and other	5 - 12	7,963	(6,627)	1,336	7,963	(6,114)	1,849

Total acquisition-related intangible assets		$42,087	$(21,824)	$20,263	$51,734	$(24,240)	$27,494

        As of March 31, 2007, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2007: $398; fiscal year 2008: $1,541; fiscal year 2009: $1,503; fiscal year 2010: $1,503; fiscal year 2011: $1,244 and fiscal year 2012: $899.

        The carrying amount of goodwill by business segment as of March 31, 2007, is as follows (in thousands):

March 31, 2007
Energy-Saving Products	$48,803
Aerospace and Defense	19,048
Computing and Communications	43,427
Intellectual Property	20,168

Total goodwill	$131,446

        As of June 30, 2006, $43.0 million of goodwill is deductible for income tax purposes for which $3.0 million, $3.0 million and $2.1 million were deducted in fiscal years ended June 30, 2006, 2005, 2004, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

7. Goodwill and Acquisition-Related Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the nine months ended March 31, 2007 were as follows (in thousands):

Goodwill
Balance, June 30, 2006	$180,430
Divestiture	(50,767)
Foreign exchange impact	1,783

Balance, March 31, 2007	$131,446

Subsequent Events

        In the fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions and technology. After completing the first step in the Company's goodwill impairment analysis, it concluded that goodwill related to the PS, Power Management Devices ("PMD") and Intellectual Property ("IP") segments may be impaired. Several factors led to a reduction in forecasted cash flows, including among others, lower than expected performance in the Company's PS segment, softening demand and pricing for products in the PMD segment and a significant decline in projected royalty revenue in the IP segment as its broadest MOSFET patents expire. Based on the preliminary results of the annual assessment of goodwill for impairment, the net book value of three of the Company's reporting units, PS, PMD and IP, exceeded their estimated fair value. Therefore, the Company is performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, the Company expects to record an impairment charge. A reasonable estimate of the amount of the impairment charge or range of amounts of the charge cannot be determined at this time.

8. Bank Loans and Long-Term Debt

        The following is a summary of the Company's long-term debt and other loans at March 31, 2007 and June 30, 2006 (in thousands):

	March 31, 2007	June 30, 2006 As restated
Convertible subordinated notes at 4.25% due in July 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $(8,452) and $(14,443) at March 31, 2007 and June 30, 2006, respectively)	$541,548	$535,557
Other loans and capitalized lease obligations	55,120	82,610
Foreign accounts receivable financing facilities (at rates ranging from 1.625% to 1.825%)	29,579	30,320

Total debt, including current portion of long-term debt ($571,127 at March 31, 2007 and $30,947 at June 30, 2006)	$626,247	$648,487

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

8. Bank Loans and Long-Term Debt (Continued)

        In July 2000, the Company issued $550.0 million in principal amount of 4.25 percent Convertible Subordinated Notes due July 2007 (the "Notes"). The interest rate was 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The Notes were convertible into shares of the Company's common stock at any time on or before July 16, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The Notes were subordinated to all of the Company's existing and future debt. The Company could redeem any of the Notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the Notes and related indenture agreement. In December 2001 and April 2004, the Company entered into transactions with JPMorgan Chase Bank ("JPM") for $412.5 million and $137.5 million notional amounts, respectively, which had the effect of converting the interest rate to variable and required that the Notes be marked to market.

        Subsequent to March 31, 2007, on July 16, 2007, the Company funded the payment in full at maturity of its Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, the Company recorded a debt retirement charge of $5.7 million in the first quarter of the fiscal year ended June 30, 2008.

        In June 2006, the Company's subsidiary in Singapore entered into a Credit Agreement ("Credit Agreement") with BoA. Pursuant to the Credit Agreement, BoA loaned $81.0 million to the Singapore subsidiary, bearing interest at the rate of London Interbank Offered Rate plus 1.0 percent and maturing on June 26, 2008. In conjunction with the Credit Agreement, the Company entered into a guaranty in favor of BoA to guarantee the payment and performance of obligations by its Singapore subsidiary. In January 2007, the Company's subsidiary in Singapore made a prepayment of $26.0 million on the loan. The Credit Agreement contained certain financial and other covenants, with which the Company and its Singapore subsidiary were in compliance at March 31, 2007 and June 30, 2006. Subsequent to March 31, 2007, in May 2007, the Singapore subsidiary prepaid the remaining balance on the loan of $55.0 million.

        The Company had been a party to a three-year syndicated multi-currency revolving credit facility led by BNP Paribas (the "BNP Facility") that expired in November 2006. The BNP Facility provided a credit line of $150.0 million, of which up to $150.0 million could have been used for standby letters of credit. At June 30, 2006, the Company had no borrowings and $25.0 million letters of credit outstanding under the BNP Facility. The foreign loans included the proceeds from the fictitious receivables the Company sold and has accounted for as short term loans. At June 30, 2006, the Company had $30.3 million in foreign loans, which is included in the table above, and $25.0 million letters of credit outstanding under the BNP Facility. Of the letters of credit outstanding, $20.7 million were related to the interest rate swap transactions at June 30, 2006.

        On November 6, 2006, the Company entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JPM, BoA, HSBC Bank USA, and Deutsche Bank AG (the "Facility"), to replace the BNP Facility. The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company's senior leverage ratio. Other

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

8. Bank Loans and Long-Term Debt (Continued)

advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 and 0.25 percent of the unused portion of the total Facility, depending upon the Company's senior leverage ratio. In connection with the Facility, the Company is required to pledge as collateral shares of certain of its subsidiaries and certain of the Company's subsidiaries are required to guarantee the Facility. At March 31, 2007, the Company had no borrowings and $4.3 million letters of credit outstanding under the Facility.

        The Facility has been amended by (together the "Facility Amendments"): an Amendment No. 1 to the Facility dated May 4, 2007, an Amendment No. 2 to the Facility dated June 27, 2007, an Amendment No. 3 to the Facility dated September 13, 2007, an Amendment No. 4, to the Facility dated December 14, 2007 and an Amendment No. 5, to the Facility dated March 17, 2008. Pursuant to the Facility Amendments, the Company's lenders under the Facility agreed that, in light of the Audit Committee Investigation, it would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful (see Part II, Item 1A, "Risk Factors–Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions"). Although the Company is not able to access the Facility except for the renewal of outstanding letters of credit, it believes it has sufficient cash, cash equivalents, investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

        On July 30, 2008, the Company and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of (i) revised audited consolidated financial statements for fiscal years 2007, 2006 and 2005, and (ii) filing with the SEC of the Company's 2007 Annual Report and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, and if the Company is in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify the Company in writing either (i) that extensions of credit are available under the Facility to the Company or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, the Company is not able to access the Facility. The Amendment provides that failure by the Company to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding will result in termination of the Amendment.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

8. Bank Loans and Long-Term Debt (Continued)

        The Company had four accounts receivable financing facilities in Japan totaling $70.7 million, upon which $29.6 million had been drawn at March 31, 2007, which included proceeds from the fictitious accounts receivable the Company factored. These proceeds have been accounted for as short term loans as more fully discussed in Note 2, "Restatements of Condensed Consolidated Financial Statements."

        At March 31, 2007, including the Facility and the Japan accounts receivable financing facilities, the Company had $220.7 million in total lines of credit, of which $33.9 million had been utilized, consisting of $4.3 million in letters of credit and $29.6 million drawn on accounts receivable financing facilities in Japan. Subsequent to March 31, 2007, in July 2007, the balances under the foreign accounts receivable financing facilities were liquidated.

9. Other Accrued Expenses

        Other accrued expenses at March 31, 2007 and June 30, 2006 were comprised of the following (in thousands):

	March 31, 2007	June 30, 2006 As restated
Accrued sales returns	$37,960	$42,467
Deferred revenue	33,295	23,496
Due to customer	13,455	—
Accrued Divestiture transaction costs	11,959	—
Accrued compensation	7,998	6,570
Accrued interest	7,779	14,579
Transition services contract liability	6,667	—
Accrued sales and other taxes	6,411	242
Accrued accounting and legal costs	5,981	5,616
Short-term severance liability	2,474	991
Accrued warranty	2,370	3,590
Other	22,164	12,630

Total other accrued expenses	$158,513	$110,181

Warranty

        The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of its warranty agreements. The specific warranty terms and conditions vary depending upon product sold and country in which the Company does business. In general, for standard products, the Company will replace defective parts not meeting the Company's published specifications at no cost to the customers. Factors that affect the liability include historical and anticipated failure rates of products sold and cost per claim to satisfy the warranty obligation. If actual results differ from the estimates, the Company revises its estimated warranty liability to reflect such changes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

9. Other Accrued Expenses (Continued)

        The following table details the changes in the Company's warranty reserve for the nine months ended March 31, 2007, which is included in other accrued liabilities (in thousands):

Accrued warranty, June 30, 2006 (as restated)	$3,590
Accruals for warranties issued during the period	4,133
Changes in estimates related to pre-existing warranties	(2,461)
Warranty claim settlements	(2,892)

Accrued warranty, March 31, 2007	$2,370

10. Other Long-Term Liabilities

        Other long-term liabilities at March 31, 2007 and June 30, 2006 were comprised of the following (in thousands):

	March 31, 2007	June 30, 2006 As restated
Divested entities tax obligations	$18,578	$—
Transition services contract liability	13,333	—
Deferred compensation	8,970	12,828
Interest rate swap liability	—	11,613
Other	4,514	2,734

Total other long-term liabilities	$45,395	$27,175

        In connection with the Divestiture, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities.

11. Deferred Gain on Divestiture

        Since the consummation of the Divestiture and while the Company prepared its restated financial statements, a number of matters have developed, as discussed in Note 21, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, the Company has deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

12. Stock-Based Compensation

        The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the nine months ended March 31, 2007 (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2006	12,075	$40.35	—	$45,981
Granted	880	35.55	$13.28	—
Exercised	(787)	24.46	—	$12,301
Expired or canceled	(536)	45.81	—	—

Outstanding, March 31, 2007	11,632	$40.71	—	$33,972

        For the nine months ended March 31, 2007 and 2006 the Company received $19.9 million and $27.7 million, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $3.9 million and $8.4 million for the nine months ended March 31, 2007 and 2006, respectively.

        The following table summarizes the Restricted Stock Unit ("RSU") activities for the nine months ended March 31, 2007 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2006	23	$49.09	$909
Granted	15	$42.44	—
Exercised	(2)	$35.30	$71
Expired	(8)	$36.52	—

Outstanding, March 31, 2007	28	$45.55	$1,076

        Additional information relating to the stock option plans, including employee stock options and RSUs, at March 31, 2007 and June 30, 2006 is as follows (in thousands):

	March 31, 2007	June 30, 2006
Options exercisable	9,988	10,813
Options available for grant	3,113	3,696
Total reserved common stock shares for stock option plans	14,773	15,794

        The Company's employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123(R), the extension of the exercise period was deemed to be a modification of stock

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

12. Stock-Based Compensation (Continued)

option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses as it was determined that the Company does not have the current ability to settle the underlying shares with restricted stock. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a charge of $2.1 million and $5.9 million for the three and nine months ended March 31, 2007, respectively. The aggregate fair value of the liability awards included in other accrued expenses was $0.2 million at March 31, 2007.

        For the three and nine months ended March 31, 2007 and 2006, stock-based compensation expense associated with the Company's stock options and RSUs is as follows (in thousands):

	March 31, 2007		March 31, 2006 As restated
	Three months ended	Nine months ended	Three months ended	Nine months ended
Cost of sales	$282	$738	$122	$221
Selling and administrative expense	2,838	4,895	422	1,360
Research and development expense	747	2,477	367	733

Total stock-based compensation expense:	$3,867	$8,110	$911	$2,314

        The total unrecognized compensation expense for outstanding stock options and RSUs was $20.2 million as of March 31, 2007, and will be recognized, in general, over three years. The weighted average number of years to recognize the compensation expense is 1.1 years.

        The fair value of the options associated with the above compensation expense for the nine months ended March 31, 2007 and 2006, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31, 2007	March 31, 2006
Expected life	3.5 years	3.5 years
Risk free interest rate	4.7%	4.3%
Volatility	43.6%	30.0%
Dividend yield	0.0%	0.0%

13. Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring, and other charges reflect the impact of various cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination and relocation of employees, and other related activities. Asset impairment, restructuring, and other charges include program-specific exit costs recognized pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance benefits pursuant to an ongoing benefit arrangement recognized pursuant to SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and special termination benefits recognized pursuant to SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

Plans and for Termination Benefits." Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, R&D or selling and administrative expense, depending upon the classification and function of the employee terminated. Restructuring costs were expensed during the period in which all requirements of recognition were met.

        Asset write-downs are principally related to facilities and equipment that will not be used subsequent to the completion of restructuring initiatives being implemented, and cannot be sold for amounts in excess of carrying value. The Company recognizes asset impairment in accordance with SFAS No. 144. In determining the asset groups, the Company groups assets at the lowest level for which independent identifiable cash flows information is available. In determining whether an asset was impaired the Company evaluates undiscounted future cash flows and other factors such as changes in strategy and technology. An indicator of impairment loss exists if the undiscounted cash flows from the initial analysis are less than the carrying amount of the asset group. The Company then determines the fair value of the asset group using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

        Asset impairment, restructuring, and other charges (credits) represent costs related primarily to the following initiatives:

  •
  The December 2002 initiative; and

  •
  The PCS Divestiture initiative.

        The following table summarizes restructuring and related charges (credits) incurred during the three and nine months ended March 31, 2007 and 2006 and recorded in asset impairment, restructuring and other charges as well as the portion of those costs attributable to discontinued operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$460	$883	$1,001	$2,997

Reported in asset impairment, restructuring and other charges (credits):
Asset impairment	$5,762	$—	$5,762	$393
Severance	2,743	(1,440)	4,905	(695)
Other charges	80	683	828	2,093

Subtotal	8,585	(757)	11,495	1,791
Discontinued operations(1)	(430)	(1,053)	(1,173)	(1,892)

Total asset impairment, restructuring, and other charges (credits)	$8,155	$(1,810)	$10,322	$(101)

(1)
Amounts that have been reclassified to discontinued operations represent costs related to the former NAP segment.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

The December 2002 Initiative

        In December 2002, the Company announced a restructuring initiative to better reposition itself for market conditions at the time and de-emphasize its commodity business. The restructuring plans included consolidating and closing certain manufacturing sites in designated facilities and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, the Company sought to implement initiatives to lower overhead costs across its support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges the Company recorded in the three and nine months ended March 31, 2007 and 2006 related to its December 2002 restructuring initiative (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$460	$883	$1,001	$2,655

Reported in asset impairment restructuring and other charges (credits):
Asset impairment	$—	$—	$—	$87
Severance	—	(1,442)	111	(932)
Other charges	—	573	677	1,704

Total asset impairment, restructuring and other (credits) charges	$—	$(869)	$788	$859

        Charges recorded as an element of cost of sales in the three and nine months ended March 31, 2007 represent the costs from the closure of the Company's assembly line in Krefeld, Germany and the move of these manufacturing activities to its facility in Swansea, Wales. The principal elements of those costs related to startup and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and

  •
  Training and transition expenses for the Swansea workforce.

        Severance credits in the three and nine months ended March 31, 2006 represent reversals of the Company's severance accruals stemming from downward changes in its estimates of its ultimate severance liability under the December 2002 initiative. In the three and nine months ended March 31, 2006, credits of $1.4 million and $0.9 million, respectively, relate to adjustments upon the final completion of an initiative to consolidate certain A&D manufacturing operations.

        Other charges of $0.7 million in the nine months ended March 31, 2007 include costs to relocate equipment related to the consolidation and closing of certain of the Company's manufacturing sites to discontinue production at designated facilities. Other costs of $0.6 million and $1.7 million incurred in the three and nine months ended March 31, 2006 were principally incurred in connection with the relocation of operations from the Company's Krefeld facility to its Swansea facility.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

The PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, the Company terminated approximately 100 former PCS employees. The Company also terminated other operating and support personnel to streamline the organization in connection with the Divestiture. Severance charges for these terminated employees were $2.7 million and $4.8 million for the three and nine months ended March 31, 2007, respectively.

        The following illustrates the charges the Company recorded in the three and nine months ended March 31, 2007 and 2006 related to the Company's PCS restructuring initiative (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$—	$—	$342

Reported in asset impairment, restructuring and other charges:
Asset impairment	$5,762	$—	$5,762	$—
Severance	2,743	—	4,794	235
Other charges	40	100	161	378

Total asset impairment, restructuring and other charges	$8,545	$100	$10,717	$613

        The Divestiture included two components of the business. One of these components, the former NAP segment, has been reported as an element of discontinued operations. The other component, the former CP segment, was not presented as a discontinued operation due to the significance of the Company's ongoing involvement with its TSA relating to the Divestiture.

        Asset impairment charges of $5.8 million recorded in the three and nine months ended March 31, 2007 relate to certain property, plant and equipment not acquired by Vishay in connection with the Divestiture.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

Other Activities and Charges

        From time to time, the Company also undertakes and executes other smaller scale restructuring initiatives at its local sites. The following illustrates the charges the Company recorded in the three and nine months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges (credits):
Asset impairment	$—	$—	$—	$306
Severance	—	2	—	2
Other charges (credits)	40	10	(10)	11

Total asset impairment, restructuring and other charges (credits)	$40	$12	$(10)	$319

        The Company recorded asset impairment charges of $0.3 million during the nine months ended March 31, 2006 relating to its El Segundo, California manufacturing facility.

Future Restructuring Activities

        In the third fiscal quarter of 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $14.1 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. The Company expects the closure and exiting of these two facilities to be completed by the end of the second fiscal quarter of 2010.

        The following table summarizes the Company's severance accrual for the nine months ended March 31, 2007.

March 31, 2007
Accrued severance, June 30, 2006 (as restated)	$991
Charged to asset impairments, restructuring and other charges	4,905
Charged to operating expenses	2,469
Costs paid	(5,886)
Foreign exchange losses	(5)

Accrued severance, March 31, 2007	$2,474

14. Segment Information

        As previously described in Note 3, "Discontinued Operations and the Divestiture," the Company sold its PCS Business on April 1, 2007 to Vishay. As part of the PCS sale to Vishay, the Company

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

14. Segment Information (Continued)

agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which it will report separately in the Transition Services ("TS") segment. The results of the PCS Business through the Divestiture date were reported in the CP and NAP segments, consistent with prior periods. For the three and nine months ended March 31, 2007, the financial results of NAP segment were included in discontinued operations and prior period results have been reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations, as the Company expects to have significant ongoing involvement based on the significance of the cash flows to be derived from the PCS transition services.

        Below is a description of the Company's reportable segments:

  •
  Computing and Communications ("C&C")—The C&C segment is comprised of the Company's power management ICs, including iPOWIR® multi-chip modules and DirectFET® solutions, and power management devices, primarily HEXFET® power management devices, that address servers and high-end desktops, notebooks, communications networking, and digitally-oriented consumer products like game consoles. The C&C segment products are also used in digital television, liquid crystal displays, portable handheld devices and cellular phones, and are primarily used for DC-DC converter type applications.

  •
  Energy-Saving Products ("ESP")—The ESP segment is comprised of the Company's power management ICs and power management devices, primarily HEXFET® and IGBT power components, for variable speed motion control in energy- saving appliances (such as washing machines, refrigerators and air conditioners), industrial systems (such as fans, pumps and compressors), advanced lighting products (including fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light emitting diodes lighting), advanced automotive solutions (primarily diesel injection, electric-gasoline hybrid and electric power steering systems), and consumer applications (for example, plasma TVs and digital-audio units).

  •
  Aerospace and Defense—The A&D segment includes the Company's RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and other high-reliability power management devices that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines and other defense and high-reliability applications. The Company's strategy is for the A&D segment is to apply its multiple technologies to deliver highly efficient power delivery in applications that operate in harsh environments such as space, underwater and underground, and certain medical applications.

  •
  Intellectual Property—The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of the Company's licensed MOSFET patents. Some of the Company's power MOSFET patents have expired in calendar year 2007 and the broadest expire in calendar 2008. Certain of the licensed MOSFET patents remain in effect through 2010. However, with the expiration of the Company's broadest MOSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008. The strategy within the IP segment is to concentrate on creating and using the Company's IP primarily for the design and development of new value-added products, with opportunistic licensing where the Company believes it is consistent with its business.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

14. Segment Information (Continued)

  •
  Commodity Products—The CP segment is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature. The Company sold the business reported within the CP segment to Vishay as part of the Divestiture on April 1, 2007, but continues to receive transition services revenue from Vishay in following periods as part of the Company's TS segment.

        The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs and asset impairment, restructuring and other charges to the operating segments, as these are not meaningful statistics to its Chief Operating Decision Maker ("CODM") in making resource allocation decisions or in evaluating performance of the operating segments.

        Subsequent to March 31, 2007, the Company's CODM refined its business segments to better focus on the two key power management challenges, energy savings and energy efficiency. The Company will report the results of ESP, A&D, C&C and IP segments. The Company will separately report the results of its Power Management MOSFETs, which were previously included in the ESP and C&C financial results, within a new reportable segment called PMD, and iPOWIR®, which was previously included in the C&C financial results, within a new reportable segment called PS.

        The accounting policies of the segments are the same as those described in Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies." The Company's wafer manufacturing facilities fabricate ICs for all business units as necessary and their operating costs are reflected in the segments' cost of revenues on the basis of product costs. General manufacturing overhead and variances are allocated to the segments based on their percentage of total revenues. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross profit for the segments. Due to the Company's methodology for cost build up at the product level, it is impractical to determine the amount of depreciation and amortization included in each segment's gross profit. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information.

        For the three and nine months ended March 31, 2007 and 2006, revenue and gross margin by reportable segment are as follows (in thousands, except percentages):

	Three months ended March 31, 2007			Three months ended March 31, 2006 As restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications	$95,106	32.8%	31.0%	$97,227	37.1%	39.8%
Energy-Saving Products	82,572	28.3	42.0	70,724	27.1	47.7
Aerospace and Defense	44,686	15.3	50.1	37,114	14.2	48.7
Intellectual Property	9,674	3.3	100.0	7,480	2.9	100.0

Ongoing Segments Total	232,038	79.7	41.5	212,545	81.3	46.1
Commodity Products	59,240	20.3	14.2	48,755	18.7	20.2

Consolidated Total	$291,278	100.0%	35.9%	$261,300	100.0%	41.3%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

14. Segment Information (Continued)

	Nine months ended March 31, 2007			Nine months ended March 31, 2006 As restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications	$363,944	39.2%	36.7%	$272,551	37.0%	41.0%
Energy-Saving Products	239,364	25.9	45.2	196,994	26.8	49.6
Aerospace and Defense	121,758	13.2	49.4	96,002	13.0	45.7
Intellectual Property	31,302	3.4	100.0	28,438	3.9	100.0

Ongoing Segments Total	756,368	81.7	44.1	593,985	80.7	47.4
Commodity Products	169,241	18.3	17.1	141,669	19.3	21.0

Consolidated Total	$925,609	100.0%	39.1%	$735,654	100.0%	42.3%

        No single customer accounted for more than ten percent of the Company's consolidated revenue for the three and nine months ended March 31, 2007 and 2006.

15. Income Taxes

        The Company's tax rate related to continuing operations was 71.4 percent and 59.8 percent for the three months ended March 31, 2007 and 2006, respectively, and 43.9 percent and 58.3 percent for the nine months ended March 31, 2007 and 2006, respectively. The Company's effective tax rates for the 2007 periods differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) actual and deemed distributions from certain jurisdictions, (b) tax on deferred gain, (c) transfer pricing, (d) increase in reserves for non-U.S. transfer pricing (e) increase in reserves for non-U.S. uncertain tax positions, and (f) state taxes, partially offset by (w) lower statutory tax rates in certain foreign jurisdictions, (x) the release of a valuation allowance, (y) export tax incentives, and (z) benefits from foreign tax credits and R&D credits.

        The Company's effective tax rate for the 2006 periods differed from the U.S. federal statutory rate of 35 percent, resulting from: (a) transfer pricing adjustments and (b) actual and deemed distributions from certain jurisdictions, partially offset by (w) lower statutory rates in certain foreign jurisdictions, (x) the benefits of foreign tax credits, (y) R&D credits and (z) export tax incentives. For the nine months ended March 31, 2007, the Company recognized $2.9 million of retroactive R&D tax benefit for the January 2006 to September 2006 period, as a result of Congress reinstating the R&D tax credit retroactive to the beginning of January 2006.

        In connection with the Divestiture transaction, the Company recorded a tax benefit of $18.1 million of which $11.7 million relates to discontinued operations.

        In connection with the errors and irregularities related to the tax matters described above, the Company prepared and filed in September 2007 amended U.S. federal tax returns for the fiscal years 2004 through 2006. In conjunction with the filing of these amended tax returns and extensions related to U.S. federal and state income tax returns for the fiscal year ended June 30, 2007, the Company remitted income taxes and interest in the aggregate amount of $74.0 million to the Internal Revenue Service and state taxing agencies. Included in the $74.0 million tax and interest payment is approximately $44.3 million of tax and $4.2 million of interest related to fiscal years 2004 through 2006.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

15. Income Taxes (Continued)

The Company released during the first fiscal quarter of 2008, from accrued income taxes, $13.7 million of accrued penalty and related interest for the underpayment of income taxes due for the fiscal years 2004 to 2006 that the Company determined would have been payable in those years absent the timely filing of amended tax returns. The Company also paid, in the first quarter of fiscal year 2008, the Internal Revenue Service and state taxing agencies approximately $25.5 million upon the filing of fiscal year 2007 extensions. Additionally, during fiscal year 2008 the Company filed Forms 3115 to correct certain tax accounting methods with respect to the fiscal years ended June 30, 2001 through June 30, 2006. As a consequence of filing the Forms 3115, the Company reversed, throughout fiscal year 2008, approximately $1.2 million of accrued penalties and related interest for the fiscal years ended June 30, 2001 through June 30, 2006.

        The Company has determined that in fiscal year 2009 it will file amended U.S. federal income tax returns and consequently will pay approximately $14.2 million in taxes and $13.2 million in related interest and penalties to the Internal Revenue Service in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

        Due to errors in our transfer pricing related to intercompany transactions, the Company has filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming tax refund and sought to assert a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in the Company's restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, the Company has recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years.

16. Net Income per Common Share

        Net income per common share—basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net income per common share—diluted is similar to the computation of net income per common share—basic except that the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method and the conversion of the Company's Notes using the if-converted method only if the conversion of the bonds results in the dilution of earnings per share. The Company's use of the treasury stock method reduces the gross number of the dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. The Company's use of the if-converted method increases reported net income by the interest expense, net of tax, related to the Notes when computing net income per common share—diluted.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

16. Net Income per Common Share (Continued)

        The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$4,927	72,618	$0.07
Loss from discontinued operations	(2,843)	72,618	(0.04)

Net income	$2,084	72,618	$0.03

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	651	$—
Income (loss) from discontinued operations	—	651	—

Net income	$—	651	$—

Net income per common share—diluted:
Income from continuing operations	$4,927	73,269	$0.07
Loss from discontinued operations	(2,843)	73,269	(0.04)

Net income	$2,084	73,269	$0.03

	Three Months Ended March 31, 2006 (As restated)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$13,451	70,948	$0.19
Loss from discontinued operations	(3,997)	70,948	(0.06)

Net income	$9,454	70,948	$0.13

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	666	$—
Income (loss) from discontinued operations	—	666	—

Net income	$—	666	$—

Net income per common share—diluted:
Income from continuing operations	$13,451	71,614	$0.19
Loss from discontinued operations	(3,997)	71,614	(0.06)

Net income	$9,454	71,614	$0.13

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

16. Net Income per Common Share (Continued)

	Nine Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$60,315	72,291	$0.83
Income from discontinued operations	4,255	72,291	0.06

Net income	$64,570	72,291	$0.89

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	538	$—
Income (loss) discontinued operations	—	538	—

Net income	$—	538	$—

Net income per common share—diluted:
Income from continuing operations	$60,315	72,829	$0.83
Income from discontinued operations	4,255	72,829	0.06

Net income	$64,570	72,829	$0.89

	Nine Months Ended March 31, 2006 (As restated)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$41,524	70,694	$0.59
Loss from discontinued operations	(7,947)	70,694	(0.12)

Net income	$33,577	70,694	$0.47

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	789	$—
Income (loss) from discontinued operations	—	789	0.01

Net income	$—	789	$0.01

Net income per common share—diluted:
Income from continuing operations	$41,524	71,483	$0.58
Loss from discontinued operations	(7,947)	71,483	(0.11)

Net income	$33,577	71,483	$0.47

        The conversion effect of the Company's outstanding Notes into 7,439,000 shares of common stock was not included in the computation of diluted income from continuing operations per share for the three and nine months ended March 31, 2007 and 2006 because their effect is anti-dilutive.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

17. Environmental Matters

        Federal, state, local and foreign laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes, and on the operation of the Company's facilities and equipment. The Company believes it uses reasonable efforts to maintain a system of compliance and controls for these laws and regulations. Despite its efforts and controls, from time to time, issues may arise with respect to these matters. However, the Company does not believe that general compliance with such laws and regulations as now in effect will have a material adverse effect on its results of operations, financial position or cash flows.

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

        As part of the environmental review process, the Company provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to its Mesa, Arizona and Temecula, California facilities. The Company has taken steps to correct the alleged deficiencies. However, subsequent to the end of its fiscal year ended June 30, 2007, in the fiscal quarter ended September 30, 2007, the Company received a notification of proposed penalty in Mesa, Arizona from local environmental authorities in the amount of approximately $2.4 million, which it settled for $98,500 in December 2007. The Company has not yet been assessed any penalties with respect to the disclosures made for its Temecula, California facility. Additionally, during negotiations for the Divestiture, chemical compounds were discovered in the groundwater underneath one of its former manufacturing plants in Italy. The Company has advised appropriate governmental authorities and is awaiting further reply to its inquiries, with no current orders or directives on the matter outstanding from the governmental authorities.

        IR and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has settled all outstanding claims that have arisen against it out of the OII Site. No claims against Rachelle have been settled. The Company has taken the position that none of the wastes generated by Rachelle were hazardous.

        Counsel for Rachelle received a letter dated August 2001 from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site. The offer required a

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

17. Environmental Matters (Continued)

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

        The Company received a letter in June 2001 from a law firm representing UDT Sensors, Inc. ("UDT") relating to environmental contamination (chlorinated solvents such as trichlorethene) purportedly found in UDT's properties in Hawthorne, California. The letter alleges that the Company operated a manufacturing business at that location in the 1970's and/or 1980's and that it may have liability in connection with the claimed contamination. The Company has made no accrual for any potential losses since there has been no assertion of specific facts on which to form the basis for determination of liability.

        In November 2007, the Company was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH)(JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles downgradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including the Company, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the EPA considers them to be responsible for the groundwater plume near the Angeles Facility which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on CERCLA, nuisance and trespass and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and cleanup the contamination and to recover damages. The Company previously entered into a settlement with other parties associated with the Omega Site pursuant to which the Company paid those entities money in exchange for an agreement to defend and indemnify the Company with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that the Company's volumetric share of wastes sent to the Omega Site was in the range of 0.08%. The Company believes that much, if not all of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, the Company has tendered the complaint to several of its insurance carriers who have agreed to defend under a reservation of rights. Therefore, the Company does not expect its out-of-pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage, and the fact that its volumetric share of Omega Site wastes was less than 0.1%, the Company does not believe that an adverse judgment against the Company would be material.

18. Litigation

        International Rectifier Securities Litigation.    Following IR's disclosure on April 9, 2007 that its Audit Committee was conducting the internal Investigation into certain revenue recognition errors, a series of putative class action lawsuits was filed against IR in the United States District Court for the Central District of California. Edward R. Koller filed the first complaint, on April 17, 2007, on behalf of a

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

18. Litigation (Continued)

putative class of purchasers of IR stock from October 27, 2005 through April 9, 2007 ("Original Class Period"). The complaint named as defendants IR and certain of its present and former officers and directors and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon revenue recognition errors at IR's Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed Massachusetts Laborers' Pension Fund and General Retirement System of the City of Detroit (together, "Co- Plaintiffs") as co-lead plaintiffs.

        Co-Plaintiffs filed a Consolidated Class Action Complaint ("CAC") on January 14, 2008. The CAC purports to extend the Original Class Period by nearly two years, from July 31, 2003 to August 29, 2007, and added claims based upon the Company's disclosures that certain former officers improperly allocated operating expenses as restructuring charges, improperly assigned tax liability from higher to lower tax jurisdictions and improperly accounted for tax benefits associated with the granting of stock options. The CAC also named as defendants several of the Company's former officers. It did not name any of the Company's past or present directors except Eric Lidow and Alex Lidow, who were officers as well.

        The Company filed a motion to dismiss these claims on March 6, 2008, on the grounds that Co-Plaintiffs failed to plead scienter as to the Company; failed to plead loss causation as to certain of those disclosures; failed to plead an underlying violation of Section 10(b), which is a predicate for a claim under Section 20(a); and improperly expanded the class period without adequate notice. Co-Plaintiffs filed an opposition to this motion on April 11, 2008. The Company filed a reply in further support of its motion on April 30, 2008. On May 23, 2008, the Court issued an order granting defendants' motions to dismiss, without prejudice, on the ground that Co-Plaintiffs failed to plead detailed facts sufficient to give rise to a strong inference of defendants' scienter. The Court has permitted Co-Plaintiffs to file an amended complaint on or before October 17, 2008.

        Governmental Investigations.    The Company is cooperating fully with investigators from the SEC Division of Enforcement regarding matters relating to the Audit Committee Investigation described in the 2007 Annual Report. The Company is currently responding to subpoenas for records from the SEC, and continues to cooperate with the U.S. Attorney's Office and the Internal Revenue Service who are looking into matters relating to the Audit Committee Investigation and other matters described in the 2007 Annual Report.

        IXYS Litigation.    On June 22, 2000, the Company filed International Rectifier Corporation v. IXYS Corporation, Case No. CV-00-06756-R, in the United States District Court for the Central District of California. The Company's complaint alleges that certain IXYS Corporation ("IXYS") MOSFET products infringe the Company's U.S. Patent Nos. 4,959,699, 5,008,725, and 5,130,767. On August 17, 2000, IXYS filed an answer and counterclaim, and, on February 14, 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. After proceedings, including a jury trial on damages, in the District Court and an initial appeal, a jury trial on infringement and damages was held commencing September 6, 2005. The jury found that IXYS was infringing certain claims of Patent No. 4,959,699 and awarded the Company $6.2 million in damages through September 30, 2005. On September 14, 2006, the District Court entered the final judgment and permanent injunction based on the jury verdict. IXYS again appealed (with a notice of appeal filed

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

18. Litigation (Continued)

after the deadline for doing so). The Federal Circuit lifted its temporary stay, and the permanent injunction was in effect until it terminated with the expiration of the '699 patent in September 2007. The matter was argued to the Federal Circuit on January 7, 2008. In an opinion issued February 11, 2008, the Federal Circuit ruled against the Company and reversed the judgment. The proceedings are now at an end, subject only to the possibility that the Supreme Court will review the case on writ of certiorari. The Company filed a petition for such a writ in July 2008.

        Angeles. v. Omega.    See Note 17, "Environmental Matters."

        In addition to the above, the Company is involved in certain legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of such ordinary course matters have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations or cash flows could be materially and adversely affected.

19. Commitments and Contingencies

        In connection with the Divestiture, the Company included a provision of $18.6 million for certain tax obligations with respect to divested entities.

20. Related Party Transactions

        As discussed in Note 5, "Investments," the Company holds as a strategic investment common stock of Nihon, a related party. During the fiscal year ended June 30, 2006, the Company sold 2.6 million shares in Nihon for net proceeds of $19.1 million and recognized $13.6 million of pretax gains recorded in other income. At March 31, 2007, the Company owned approximately 9.2 percent of the outstanding shares of Nihon. As previously reported, the Company's former Chief Financial Officer was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the former general manager of the Company's Japan subsidiary was a director of Nihon until about October 2007 and another member of the Company's Japan subsidiary was a director from June 28, 2005 through June 30, 2008.

        During the fiscal quarters ended March 31, 2007 and 2006, the Company recorded royalties of approximately $0.03 million and $0.02 million and revenues of approximately $0.4 million and $0.1 million from Nihon, respectively.

21. Subsequent Events

        Subsequent to April 1, 2007, Vishay and the Company commenced discussions regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, the parties did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of IR's internal Investigation. As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and the Company maintains that the proper application of

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

21. Subsequent Events (Continued)

the contractual formula results in no adjustment to net working capital. The Company does not believe that Vishay's assertions have merit and intends to vigorously defend its position.

        On June 9, 2008, Vishay asserted that it believes certain forecasts it received from the Company during the Divestiture negotiations related to the ASBU of the PCS Business were "materially overstated" and "based upon assumptions that the management of the Company at the time knew to be unfounded and unsupportable." As part of its claim, Vishay also alleged that non-disclosure and concealment of future prospects related to the ASBU business caused Vishay to suffer damages in excess of $50.0 million attributable to, among other things, the purchase price for ASBU, the subsequent operational losses and the costs incurred by Vishay in connection with the later divestment of the ASBU business. The Company does not believe that Vishay's claims have merit and intends to defend vigorously its position.

        Vishay has also advised the Company of certain other potential claims, including, but not limited to, certain product quality claims related to PCS products transferred to Vishay but manufactured prior to the consummation of the Divestiture and a claim regarding certain chemicals found in the ground water at the Company's former manufacturing plant in Borgaro, Italy. The Company is currently in the process of assessing these claims and obtaining documentation to verify any potential liabilities to the Company. It believes that these claims will not have a material adverse effect on its business or prospects, and it intends to vigorously defend its rights and position.

        The outcome of any claim or litigation is inherently uncertain and the Company cannot assure its success. An adverse determination could affect the Company's rights and could have a material adverse effect on its business, consolidated financial position or results of operations.

        On July 16, 2007, the Company funded the payment at maturity of its $550.0 million convertible subordinated notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In the first quarter of fiscal year 2008, in connection with the final maturity and payment of the notes, the Company recorded a debt retirement charge of $5.7 million.

        The Facility entered into on November 6, 2006 has been amended by the Facility Amendments. Pursuant to the Facility Amendments, the Company's lenders under the Facility agreed that, in light of the Audit Committee Investigation, the Company would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful (see Part II, Item 1A, "Risk Factors–Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions").

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

21. Subsequent Events (Continued)

        On July 30, 2008, the Company and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of (i) revised audited consolidated financial statements for fiscal years 2007, 2006 and 2005, and (ii) filing with the SEC of the Company's 2007 Annual Report and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, and if the Company is in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify the Company in writing either (i) that extensions of credit are available under the Facility to the Company or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, the Company is not able to access the Facility. The Amendment provides that failure by the Company to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding will result in termination of the Amendment.

        On September 4, 2007, the Company filed amended U.S. federal income tax returns and paid $48.5 million (consisting of taxes and interest) for fiscal years 2004 through 2006. Upon filing the amended returns, the Company released from income taxes payable $13.7 million of accrued penalties and interest. In addition, the Company filed a request to submit an application for refund of income taxes from the Inland Revenue Authority of Singapore, which has been initially denied. The Company continues to pursue the refund claim and has not recognized any tax benefit in the financial statements. The Company has determined that in fiscal year 2009 it will file amended U.S. federal income tax returns and consequently will pay approximately $14.2 million in taxes and $13.2 million in related interest and penalties to the Internal Revenue Service in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

        The Company's employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123(R), the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a charge of $5.9 million for the fiscal year ended June 30, 2007. The aggregate fair value of the liability awards included in other accrued expenses was $3.8 million at June 30, 2007. Subsequent to fiscal year 2007 and in fiscal year 2008, the Company continued to provide from time to time extensions to certain terminated employees to exercise their vested stock options. As a result of these actions, the Company recorded a net credit of $0.5 million through March 31, 2008 for the modifications and mark-to-market adjustments associated with such extensions. Although the Company is not able to access the Facility except for the renewal of outstanding letters of credit, it believes it has sufficient cash, cash equivalents, cash investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

21. Subsequent Events (Continued)

        In the first three fiscal quarters of 2008, the Company recorded a $4.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through March 31, 2008. In the fourth fiscal quarter of 2008, the Company recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        In the third fiscal quarter of 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $14.1 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. The Company expects the closure and exiting of these two facilities to be completed by the end of the second fiscal quarter of 2010.

        In the fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions and technology. After completing the first step in the goodwill impairment analysis, the Company concluded that the goodwill in the PS, PMD and IP segments may be impaired. Several factors led to a reduction in forecasted cash flows, including among others, lower than expected performance in the Company's PS segment, softening demand and pricing for its products in the Power Devices segment and a significant decline in projected royalty revenue in the IP segment as its broadest MOSFET patents expire. Based on the preliminary results of the annual assessment of goodwill for impairment, the net book value of three of the Company's reporting units, PS, PMD and IP, may exceed their estimated fair value. Therefore, the Company is performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, the Company expects to record an impairment charge. A reasonable estimate of the amount of the impairment charge or the range of amounts of the charge cannot be determined at this time.

        During the third fiscal quarter of March 31, 2008, the Company recorded write-downs to inventory totaling approximately $17.7 million associated with products it no longer supports and inventory that has been deemed in excess of future demand.

        In the fourth fiscal quarter of 2008, the Company began working with its channel partners to determine the best model to support its product portfolio and initiated programs to support the service of its original equipment manufacturer customers. The Company anticipates that changes in its distribution model and related programs will likely adversely impact gross margin in the last quarter of fiscal year 2008 and possibly the first quarter of fiscal year 2009.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historic information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Forward-looking statements may be identified by the use of terms such as "anticipate," "believe," "expect," "intend," "project," "will," and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Statement of Caution Under the Private Securities Litigation Reform Act of 1995," in Part II, Item 1A, "Risk Factors," and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Summary of Internal Control Issues and Related Matters Identified in the Investigation and Management Reviews

        We have identified several deficiencies in our internal control over financial reporting, including our control environment, revenue recognition, income tax accounting, accrual of liabilities and period-end financial reporting processes. The control deficiencies failed to prevent or detect a number of accounting errors and irregularities, which errors and irregularities led to the restatement described below.

        The more significant matters include the following:

  •
  We did not maintain an environment that consistently emphasized an attitude of integrity, accountability and strict adherence to generally accepted accounting principles ("GAAP"). This control deficiency resulted in an environment in which accounting adjustments were viewed at times as an acceptable device to compensate for operational shortfalls, which in certain instances led to inappropriate accounting decisions and entries that resulted in desired accounting and income tax reporting results and, in some instances, involved management override of controls. Furthermore, evidence indicates that certain personnel had directed and/or been involved in the judgmental adjustments of various elements of quarterly financial results in an effort to meet quarterly earnings targets. In addition, misrepresentations, including falsified and/or incomplete information, were provided to the external auditors and others, including the Board of Directors, and efforts were made to initially curtail and impede the investigation into certain accounting and financial reporting matters (the "Investigation") conducted by the Audit Committee of the Board of Directors ("Audit Committee").

  •
  We did not maintain effective control and corporate oversight over the financial accounting and reporting of our subsidiary in Japan. Established controls and processes were circumvented, including in some instances with the knowledge of our senior management. Revenue was recognized prematurely and certain fictitious sales transactions were recorded through the creation of fictitious customer orders. Inventory relating to fictitious or premature sales were stored at multiple third-party warehouses that were not recorded in the accounting records of our subsidiary in Japan. In certain instances, arrangements were made at quarter ends for selected distributors to accept deliveries of excess and slow moving product with an understanding that extended payment terms would apply or that the inventory could be returned after quarter end.

  •
  We did not maintain effective controls to ensure that the validity and proper periodic recognition of revenue transactions were consistent with the nature of our customer and distributor relationships. In certain instances, the premature recognition of revenue was the result of management override of controls and an environment that permitted accounting decisions that resulted in desired accounting results.

  •
  We did not maintain effective controls over the accounting for income taxes, including the sustainability of our income tax return positions including but not limited to transfer pricing, foreign sources income and foreign tax credits. These deficiencies are, in part, the result of management override of controls and an environment that permitted accounting decisions that resulted in desired accounting and income tax reporting results.

Restatements of Condensed Consolidated Financial Statements

        This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, includes restatements of the following previously filed financial statements and information: (1) our condensed consolidated balance sheet as of June 30, 2006 and the condensed consolidated statements of income for the three and nine months ended March 31, 2006; (2) our condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2006; (3) our condensed consolidated statements of cash flows for the nine months ended March 31, 2006 and (4) our management's discussion and analysis of financial condition and results of operations as of and for the three and nine months ended March 31, 2006 contained in this Form 10-Q. The restatements, as further described below, include adjustments to (i) previously reported revenue, cost of sales, accounts receivable and inventory for sales of our subsidiary in Japan, (ii) previously reported revenue, cost of sales, accounts receivable and inventory for certain distributors and other customers, (iii) previously reported accounts payable and accrued liabilities balances and related operating expenses, (iv) certain cost of sales and operating expenses previously reported in restructuring-related charges, and (v) previously reported income tax provision and related tax accounts. See also Part I, Item 1, Note 2, "Restatements of Condensed Consolidated Financial Statements," to Condensed Consolidated Financial Statements for a detailed discussion of the effect of the restatements.

        We do not intend to amend the reports on Form 10-K and Form 10-Q filed by us prior to March 31, 2007, or all earnings press releases and similar communications issued by us prior to March 31, 2007. The financial information included in those prior reports and the related opinions of our independent registered public accounting firm, releases and communications should not be relied upon and are superseded in their entirety by this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 which is being filed concurrently with this report.

Matters Relating to the Company's Subsidiary in Japan

        We determined that irregularities in accounting practices existed at our subsidiary in Japan. The Japanese subsidiary created fictitious customer orders that were shipped out of our manufacturing sites. Once the products reached Japan, they were diverted to multiple third-party warehouses (the "Off-Book Warehouses"). We recognized false or premature revenue on these diverted shipments upon shipment from our manufacturing sites. These goods were stored in the Off-Book Warehouses (the "Off-Book Inventory") until: (i) the customer, in whose name the order had originally been entered, placed a bona fide purchase order for such products, (ii) the Off-Book Inventory could be sold to another customer, or (iii) the Off-Book Inventory was returned to our manufacturing sites. An offline database was created by our subsidiary in Japan to manage orders filled with the inventory at the Off-Book Warehouses. We also determined that sales management of our subsidiary in Japan had entered into a number of oral agreements at various quarter ends with certain distributors to accept delivery of product with unusual or unauthorized conditions, including extended payment terms and special return privileges.

        With the assistance of our advisors, we undertook a reconstruction of revenue, cost of sales, accounts receivable and inventory for our subsidiary in Japan for the fiscal years ended June 30, 2007, 2006 and 2005. This reconstruction of financial records was based, in large part, on third-party records or confirmations. In this process, we determined that certain fictitious customer invoices were factored to various third-party financial institutions as part of the Japan subsidiary's accounts receivable financing facilities. These transactions inappropriately reduced accounts receivable, and, notwithstanding the nature of these invoices, these borrowings from the financial institutions were satisfied by cash from operations. No amounts were outstanding under the facilities after July 2007. The accounts receivable financing facility is currently not being used by the subsidiary in Japan.

        Furthermore, as a part of the reconstruction of the financial records for the Japan subsidiary, we also determined that intangible assets of approximately $10.0 million that had been previously characterized as an acquisition of distribution rights from a failing distributor in the fiscal year ended June 30, 2002 should have been reclassified as a past due receivable. This past due receivable, totaling $13.0 million after reclassification, was never collected and has been recorded as a restatement adjustment through the reversal of amortization expense and a write-off of the accounts receivable balance as a charge to retained earnings at the beginning of fiscal year 2003.

        For a summary of the impacts on previously reported financial results from the corrections of the matters relating to our subsidiary in Japan, see Part I, Item 1, Note 2, "Restatements of Condensed Consolidated Financial Statements."

Other Revenue Recognition Matters

        As a part of the restatement process, we conducted a review of sales contracts and transactions with our major customers along with our revenue recognition policies and practices for compliance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104") and Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS No. 48"). As a result of this review, we identified certain transactions requiring restatement in the previously reported fiscal years 2003 through 2006 and in the previously reported quarters of fiscal years 2005 and 2006 through the second quarter of fiscal year 2007 as follows:

        Aerospace & Defense Segment—We identified practices at this segment involving (i) shipment of products to customers in an earlier quarter than agreed by us and our customer, (ii) shipment of product to distributors prior to quarter ends with agreement to accept unlimited returns of the product in subsequent quarters, and (iii) shipment of product manufactured specifically for direct customers to distributor customers and subsequently reacquiring these products in later quarters. These practices and transactions resulted in the early recognition of revenue, and in certain instances required reversal of previous recognition.

        Acceleration of Shipping Dates and Premature Recognition of Revenue—We identified sales transactions that were prematurely recognized as revenue through the adjustment of customer acceptable shipping dates to an earlier reporting period without acknowledgement from the customer. These transactions resulted in the early recognition of revenue.

        Transfer of Title and Risk of Loss—We identified certain customer contract and/or delivery terms indicating that we may bear the risk of loss while products are in transit. We recognized revenue at the shipping date, before the risk of loss transferred to the customer, resulting in the early recognition of revenue.

        Accounting for Sales to Certain Distributors—We determined that revenue recognized for shipments to two distributors, which acted as fulfillment houses, should have been deferred until the inventory was sold through to the end customer. These distributors act as agents for us in transactions where the risks and benefits of ownership do not transfer until the related inventory is sold by the distributor to the end user.

        Returns Reserve, Stock Rotation Rights and Warranty Liabilities—We determined that our sales returns reserve should have been recorded in our financial statements at the time the related revenue was recognized and should have contemplated estimated future returns in accordance with SFAS No. 48. We previously had provided for sales returns only on known and approved returns after the revenue recognition date, resulting in higher revenue recognized. Additionally, it was determined that we did not adequately provide for stock rotation rights provided to certain distributor customers. Restatement adjustments for these practices generally reduce revenue in the fiscal periods impacted.

        Intellectual Property—We determined that we had incorrectly recognized royalty revenue in certain circumstances. One instance where royalty revenue was recognized required reversal when an unfavorable judicial ruling was received and two other royalty settlements previously recorded as royalty revenue required reclassification to "Gain on royalty settlement."

        For a summary of the impacts on previously reported financial results from corrections relating to revenue recognition matters, see Part I, Item 1, Note 2, "Restatements of Condensed Consolidated Financial Statements."

Unrecorded Liabilities and Other

        We conducted reviews for unrecorded liabilities to be in compliance with Statement of Financial Accounting Concepts No. 5, "Recognition and Measurement in Financial Statements of Business Enterprise" and SFAS No. 5, "Accounting for Contingencies" ("SFAS No. 5") and determined that we had not implemented adequate cutoff procedures for unpaid invoices at each fiscal period end. We did not properly record material outstanding liabilities for which goods were received or services were rendered by vendors prior to the balance sheet date and for which we had not yet made payments. Consequently, our accounts payable and accrued liability balances were understated by the aggregate value of these unpaid invoices which relate primarily to inventory in transit, construction in progress and other general and administrative expenses.

        In addition, we performed a review of certain costs capitalized as an element of internally developed software. We detemined that certain consultant costs were improperly capitalized and should have been recognized as period charges when incurred.

        For a summary of the impacts on previously reported financial results from corrections relating to the reviews of unrecorded liabilities, see Part I, Item 1, Note 2, "Restatements of Condensed Consolidated Financial Statements."

Restructuring

        We reviewed our previously reported expenses shown as a line item in our condensed consolidated statements of income entitled "Asset impairment, restructuring and other charges" and determined that certain reclassifications and adjustments were required to (i) reclassify manufacturing costs related to the consolidation and start up of certain facilities to cost of sales, (ii) reclassify certain expenses concluded to be customary business expenses to their traditional location of presentation as selling and administrative, research and development ("R&D") or other expense, and (iii) reclassify severance charges that were unrelated to an announced exit plan or reduction in workforce plan to the classification and function of the employee terminated. These reclassifications and adjustments were required for fiscal years 2003 through 2006 and the first two fiscal quarters of fiscal year 2007.

Tax Matters

        During preparation for adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48") in the first fiscal quarter of 2008, we identified accounting errors related to our accounting for income taxes for the fiscal years 2001 through 2007. We determined that our then-existing transfer pricing practices related to inter-company transactions could not be sustained; consequently, we filed amended U.S. federal income tax returns for fiscal years 2004 through 2006. Additionally, we determined that we should correct our accounting for certain types of foreign earned income that will likely be subject to U.S. taxation currently, rather than deferred until the earnings are remitted, a determination that also impacts prior distributions made by our foreign subsidiaries as well as our claims for U.S. federal foreign tax credits. We identified certain foreign currency gains and losses that require restatement. The impact of these tax matters results in a substantially higher effective tax rate than previously reported. We also have determined that our accounting for temporary differences, related to property and equipment, intangible property and various reserves and accruals, including restructuring related reserves discussed above, require adjustments. As a result of certain above described errors in previously filed tax returns, we also have recorded applicable penalties and interest for these matters based on applicable tax law. Additionally, due to errors in our transfer pricing related to intercompany transactions, we have filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming a tax refund and asserted a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in our restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, we have recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years.

        For a summary of the impacts on previously reported financial results from the corrections of the tax matters, see Part I, Item 1, Note 2, "Restatements of Condensed Consolidated Financial Statements."

Summary Financial Impacts of Restatements

        The following table presents summary financial data for revenue, operating income, income from continuing operations before income taxes, provision for income taxes, and loss from discontinued operations, net of taxes and net income and earnings per share data for the three and nine months ended March 31, 2006 (in thousands, except per share data):

	Revenue	Operating income	Income from continuing operations before income taxes	Provision for income taxes	Loss from discontinued operations net of tax	Net income	Earnings per share—basic	Earnings per share—diluted
For the three months ended March 31, 2006
As previously reported	$297,076	$32,228	$35,384	$9,730	$—	$25,654	$0.36	$0.36
Restatement adjustments	(9,400)	(5,675)	(5,598)	10,602	—	(16,200)	(0.17)	(0.17)
Discontinued operations	(26,376)	3,690	3,690	(307)	(3,997)	—	(0.06)	(0.06)

As restated and adjusted for discontinued operations	$261,300	$30,243	$33,476	$20,025	$(3,997)	$9,454	$0.13	$0.13

For the nine months ended March 31, 2006
As previously reported	$848,460	$99,243	$105,037	$28,885	$—	$76,152	$1.08	$1.07
Restatement adjustments	(33,296)	(11,654)	(11,628)	30,947	—	(42,575)	(0.49)	(0.49)
Discontinued operations	(79,510)	6,124	6,124	(1,823)	(7,947)	—	(0.12)	(0.11)

As restated and adjusted for discontinued operations	$735,654	$93,713	$99,533	$58,009	$(7,947)	$33,577	$0.47	$0.47

Critical Accounting Policies and Estimates

        The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on the results of our operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Although we have based our estimates on the latest available historical information as well as known or foreseen trends, we cannot guarantee that we will continue to experience the same pattern in the future. If the historical data and assumptions we used to develop our estimates do not properly reflect future activity, our net sales, gross profit, net income and earnings per share could be materially and adversely impacted. We also have other policies that we consider key accounting policies.

Revenue Recognition and Allowances

        In accordance with SAB 104, we recognize revenue when evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. We recognize revenue based on established terms and conditions with our customers, which are generally upon shipment for product sales. Certain of our customers' contracts contain substantive acceptance provisions. In such circumstances, we recognize revenue in accordance with specific contract acceptance provisions, in most instances upon customer inspection or upon delivery of proof of conformance to customer specifications.

        Certain distributors and other customers have limited rights of returns and price protection programs. Revenue on product sales made through these distributors and customers are not recognized until all revenue recognition criteria are met. We estimate and establish allowances for expected product returns in accordance with SFAS No. 48 and reduce revenues and cost of sales for estimated product returns in the same period that the related revenue is recorded. The estimation of future returns is based on historical sales returns, analysis of credit memo data, and other factors known at the time. We also record accruals for price protection programs and stock rotation rights. The estimation process is based on historical data and other known factors. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded allowances and adjust the amounts as necessary.

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Factors affecting our allowance for doubtful accounts include historical and anticipated customer default rates of the various aging categories of accounts receivable and financing receivables. The expense associated with the allowance for doubtful accounts is recognized as selling and administrative expense.

Inventories

        Inventories are stated at the lower of cost (generally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly. If actual market demand differs from our forecasts, our financial position, results of operations and cash flows may be materially impacted. Manufacturing costs deemed to be abnormal, such as idle facility expense, excessive spoilage, double freight, and re-handling costs, are charged as cost of sales in the current period, rather than capitalized as part of ending inventory, in accordance with SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4." If the actual costs of production, including materials, labor and overhead costs, differ significantly from our forecasts, our gross margin and inventory may be materially impacted.

Income Taxes

        Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to determine deferred tax assets and deferred tax liabilities and the recoverability of deferred tax assets. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that we believe do not meet the "more likely than not" criteria established by SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If our assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in our tax provision. We recognize any interest and penalties associated with income taxes in current accrued income taxes.

        We recognize certain tax liabilities for anticipated tax audit findings in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which additional taxes would be due, in accordance with SFAS No. 5. If the audit findings result in actual taxes owed more or less than what we had anticipated, our income tax expense would be increased or decreased, accordingly, in the period of the determination.

        U.S. income taxes have not been provided on approximately $54.9 million of undistributed earnings of foreign subsidiaries as of the fiscal year ended June 30, 2006 since we consider these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

Impairment of Long-Lived Assets, Intangibles and Goodwill

        We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year. In evaluating goodwill and intangible assets not subject to amortization, a two-step goodwill impairment test is applied to each reporting unit as prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets." We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In the first step of the impairment test, we estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform the second step which compares the implied fair value of the reporting unit with the carrying amount of that goodwill and write down the carrying amount of the goodwill to the implied fair value.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. The fair value of our reporting units is determined using the income approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In the application of the income approach, we are required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. Based on our annual impairment test in the fourth quarter of each year, we determined that goodwill was not impaired as of the fiscal year ended June 30, 2006.

        In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we also make estimates and judgments about the future cash flows of our businesses. Although the cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses. To the extent our forecasted income and cash flows do not materialize or there are significant changes to other variables, we may be required to write down goodwill in the future.

        We evaluate the recoverability of long-lived assets and other intangible assets whenever events and circumstances indicate that the carrying value of such assets may not be recoverable based on the expected undiscounted cash flows for their asset group as determined in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

        In fourth fiscal quarter of 2008, we conducted our annual assessment of goodwill for impairment. During this quarter, the forecasted cash flows of our reporting units were updated. This update considered current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic conditions; and the availability of necessary technology. After completing the first step in our goodwill impairment analysis, we concluded that we may need to impair the goodwill in the PowerStage ("PS"), Power Management Devices ("PMD") and Intellectual Property ("IP") segments. Several factors led to a reduction in forecasted cash flows, including among others, lower than expected performance in our PS segment, softening demand and pricing for our products in the Power Devices segment and a significant decline in projected royalty revenue in our IP segment as our broadest power metal oxide semiconductor field effect transistor ("MOSFET") patents expire. Based on the preliminary results of our annual assessment of goodwill for impairment, the net book value of three of our reporting units, PS, PMD and IP, exceeded their fair value. Therefore, we are performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, we expect to incur a non-cash impairment of our goodwill. A reasonable estimate of the amount of the impairment charge or the range of amounts of the charge cannot be determined at this time.

Stock-Based Compensation

        We account for stock based compensation in accordance with the provisions of SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)"). Under SFAS No. 123(R), we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on an estimated forfeiture rate, which is updated as appropriate. We determine forfeiture rates of the stock options based on our historical exercise and termination data, unvested options' original life time remaining to vest and whether these options were held by our officers and directors. We apply the SAB No. 107 simplified "plain-vanilla" method to determine the expected life in valuing our stock options to the extent that we cannot rely on our historical exercise data as a result of the amendments to the 2000 Incentive Plan, as amended, which changed the expiration and vesting terms of the stock option awards. We use market implied volatility of options with similar terms for valuing our stock options. We believe implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Changes in these assumptions could materially impact reported results in future periods.

Results of Operations

        On April 1, 2007, we completed the sale of our Power Control Systems ("PCS") business (the "PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million ("Divestiture"). We received $339.6 million in cash in the month following the Divestiture, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part I, Item 1, Note 21, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

        As part of the Divestiture, we agreed to license certain of our technology and trademarks related to the PCS Business to Vishay. In addition, we agreed to transfer certain of our technology related to the PCS Business to Vishay and Vishay, in turn, agreed to license back to us the technology it acquired in connection with the Divestiture on a non-exclusive, perpetual and royalty free basis. As part of the Divestiture, we also entered into certain transition services agreements ("TSAs") for the sale and purchase of certain products, wafer and packaging services, factory planning, quality, material movement and storage, manufacturing and other support services, for up to three years following the closing date of the Divestiture.

        The Divestiture included essentially two components of our business. We have reported one of these components, our former Non-Aligned Products ("NAP") segment, as a discontinued operation in our accompanying financial statements. The other and larger component, our former Commodity Products ("CP") segment, was not presented as a discontinued operation due to the significance of our ongoing involvement relating to our TSAs with Vishay.

        Subsequent to April 1, 2007, we commenced discussions with Vishay regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, we did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of our internal Investigation. As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and we maintain that the proper application of the contractual formula results in no adjustment to net working capital. We do not believe that Vishay's assertions have merit and intend to vigorously defend our position.

        On June 9, 2008, Vishay asserted that it believes certain forecasts it received from us during the Divestiture negotiations related to the Automotive Systems Business Unit ("ASBU") of the PCS Business were "materially overstated" and "based upon assumptions that the management of the Company at the time knew to be unfounded and unsupportable." As part of its claim, Vishay also alleged that non-disclosure and concealment of future prospects related to the ASBU business caused Vishay to suffer damages in excess of $50.0 million attributable to, among other things, the purchase price for ASBU, the subsequent operational losses and the costs incurred by Vishay in connection with the later divestment of the ASBU business. We do not believe that Vishay's assertions have merit and intend to vigorously defend our position.

        Vishay has also advised us of certain other potential claims, including, but not limited to, certain product quality claims related to PCS products transferred to Vishay but manufactured prior to the consummation of the Divestiture and a claim regarding certain chemicals found in the ground water at our former manufacturing plant in Borgaro, Italy. We are currently in the process of assessing these claims and obtaining documentation to verify any potential liabilities to us. We believe that these claims will not have a material adverse effect on our business or prospects, and we intend to vigorously defend our rights and position.

        The outcome of any claim or litigation is inherently uncertain and we cannot assure our success. An adverse determination could affect our rights and could have a material adverse effect on our business, consolidated financial position or results of operations.

        Subsequent to the Divestiture in the fourth fiscal quarter ended June 30, 2007, our Chief Operating Decision Maker ("CODM") redefined our business segments to better focus on the two key power management challenges, energy savings and energy efficiency. Beginning in the fourth fiscal quarter ended June 30, 2007, we reported our financial segments based on how our CODM reviewed and allocated resources for the business and assessed the performance of our business managers. We now report in seven segments: Enterprise Power ("EP"), PMD, PS, Energy-Saving Products ("ESP"), Aerospace and Defense ("A&D"), IP and Transition Services ("TS"). As part of the PCS sale to Vishay, we agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which is reported separately in the TS segment. The results of the PCS Business through the Divestiture date were previously reported in the CP and NAP segments, consistent with prior years and in line with our business segment reporting prior to our reorganization and the redefinition of our business segments by our CODM. As outlined above, for the fiscal year ended June 30, 2007, the financial results of the NAP segment were included in discontinued operations and prior period results have been reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations. In addition, as part of our reorganization, whereas previously, power management MOSFETs were reported based on end market applications within the ESP segment and our previously reported Computing and Communication ("C&C") segment (which has now been separated into EP, PMD and PS segments), they are now reported within the PMD segment.

        The following table sets forth certain operating results for the three and nine months ended March 31, 2007 and 2006 as a percentage of revenues (in millions except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2007		2006 As restated		2007		2006 As restated
Revenues	$291.3	100.0%	$261.3	100.0%	$925.6	100.0%	$735.6	100.0%
Cost of sales	186.7	64.1	153.4	58.7	563.4	60.9	424.2	57.7

Gross profit	104.6	35.9	107.9	41.3	362.2	39.1	311.4	42.3
Selling and administrative expense	55.3	19.0	51.6	19.7	165.4	17.8	139.9	19.0
Research and development expense	31.7	10.9	27.0	10.3	92.2	10.0	75.2	10.2
Amortization of acquisition-related intangible assets	0.4	0.1	0.9	0.3	1.2	0.1	2.7	0.4
Impairment of assets, restructuring and severance charges	8.2	2.8	(1.8)	(0.6)	10.3	1.1	(0.1)	—

Operating income	9.0	3.1	30.2	11.6	93.1	10.1	93.7	12.7
Other income, net	(3.6)	(1.2)	(0.8)	(0.3)	(5.4)	(0.6)	(1.0)	(0.1)
Interest income, net	(4.6)	(1.6)	(2.5)	(0.9)	(9.0)	(0.9)	(4.8)	(0.7)

Income from continuing operations, before income taxes	17.2	5.9	33.5	12.8	107.5	11.6	99.5	13.5
Provision for income taxes	12.3	4.2	20.0	7.7	47.2	5.1	58.0	7.9

Income from continuing operations	4.9	1.7	13.5	5.1	60.3	6.5	41.5	5.6
(Loss) income from discontinued operations, net of taxes	(2.8)	(1.0)	(4.0)	(1.5)	4.3	0.5	(7.9)	(1.0)

Net income	$2.1	0.7%	$9.5	3.6%	$64.6	7.0%	$33.6	4.6%

Results of Operations for the Three and Nine Months Ended March 31, 2007 Compared with the Three and Nine Months Ended March 31, 2006

Revenues and Gross Margin

        Ongoing segment revenue, which excludes business previously reported in the NAP business segment, for the three and nine months ended March 31, 2007 was $232.0 million and $756.4 million, compared to $212.5 million and $594.0 million in the comparable prior three and nine months ended March 31, 2006. During this period, revenues increased by 9.2 percent and 27.3 percent for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006. The growth for the three and nine months ended March 31, 2007 was primarily driven by a high demand for our products used in energy-efficient appliances and vehicles. Subsequent to the quarter ended March 31, 2007, we started to experience an overall reduction in demand as a result of decreased consumer spending, a downturn in the housing market and higher distributor channel inventories.

        Ongoing gross margin for the three and nine months ended March 31, 2007 was 41.5 percent and 44.1 percent, compared to 46.1 percent and 47.4 percent in the comparable prior three and nine months ended March 31, 2006. Our gross margin was negatively impacted by a write-off of $22.1 million, including $10.4 million related to quality issues in newly introduced game station parts and $9.6 million of inventory for obsolete products we no longer support. In addition, we incurred higher than normal production costs primarily due to increased qualification expenses from the introduction of new products used in next-generation game stations and servers. These costs were partially offset by favorable utilization of our other factories as we built inventory in the quarter ended March 31, 2007. This higher level of inventory contributed to lower capacity utilization and negatively impacted our gross margin in the fourth quarter of fiscal year 2007 that continued into fiscal year 2008.

        Revenue and gross margin by business segments are as follows (in thousands, except percentages):

	Three months ended March 31, 2007			Three months ended March 31, 2006 (As restated)(1)
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications	$95,106	32.8%	31.0%	$97,227	37.1%	39.8%
Energy-Saving Products	82,572	28.3	42.0	70,724	27.1	47.7
Aerospace and Defense	44,686	15.3	50.1	37,114	14.2	48.7
Intellectual Property	9,674	3.3	100.0	7,480	2.9	100.0

Ongoing Segments Total	232,038	79.7	41.5	212,545	81.3	46.1
Commodity Products	59,240	20.3	14.2	48,755	18.7	20.2

Consolidated Total	$291,278	100.0%	35.9%	$261,300	100.0%	41.3%

	Nine months ended March 31, 2007			Nine months ended March 31, 2006 (As restated)(1)
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Computing and Communications	$363,944	39.2%	36.7%	$272,551	37.0%	41.0%
Energy-Saving Products	239,364	25.9	45.2	196,994	26.8	49.6
Aerospace and Defense	121,758	13.2	49.4	96,002	13.0	45.7
Intellectual Property	31,302	3.4	100.0	28,438	3.9	100.0

Ongoing Segments Total	756,368	81.7	44.1	593,985	80.7	47.4
Commodity Products	169,241	18.3	17.1	141,669	19.3	21.0

Consolidated Total	$925,609	100.0%	39.1%	$735,654	100.0%	42.3%

(1)
As restated and adjusted for discontinued operations.

        The C&C segment revenue for the three months ended March 31, 2007 decreased by 2.2 percent compared to the three months ended March 31, 2006. Revenue for the nine months ended March 31, 2007 increased by 33.5 percent compared to the nine months ended March 31, 2006. The quarterly revenue decrease was mostly due to a large return of game station products associated with a quality issue identified during the period ended March 31, 2007. This decline was partially offset by growth in our multi-market application HEXFETs®, which also drove our year-to-date growth. Gross margin for C&C was 31.0 percent and 39.8 percent for the three months ended March 31, 2007 and March 31, 2006, respectively, and 36.7 percent and 41.0 percent for the nine months ended March 31, 2007 and March 31, 2006, respectively. The quarterly and year-to-date gross margin decline was due primarily to inventory write-offs of $10.4 million and higher than normal production costs related to quality issues in newly introduced game station parts, and $4.3 million related to an older technology that we no longer support.

        ESP revenue for the three months ended March 31, 2007 increased by 16.8 percent compared to the three months ended March 31, 2006. Revenue for the nine months ended March 31, 2007 increased by 21.5 percent compared to the nine months ended March 31, 2006. Revenue increased reflecting growth in consumer spending in our energy-efficient appliances and digital television business, partially offset by lower demand for general purpose high voltage integrated circuits ("ICs") that are primarily sold through our distribution channels. Gross margin for ESP was 42.0 percent and 47.7 percent for the three months ended March 31, 2007 and March 31, 2006, respectively, and 45.2 percent and 49.6 percent for the nine months ended March 31, 2007 and March 31, 2006, respectively. Gross margin declined primarily due to higher than normal production costs resulting from lower factory utilization and a $2.0 million inventory write-off related to products we no longer support.

        A&D revenue for the three months ended March 31, 2007 increased by 20.4 percent compared to the three months ended March 31, 2006. Revenue for the nine months ended March 31, 2007 increased by 26.8 percent compared to the nine months ended March 31, 2006. Revenue increased primarily reflecting growth in our commercial and military surveillance satellite programs coupled with commercial aircraft programs. Gross margin for A&D was 50.1 percent and 48.7 percent for the three months ended March 31, 2007 and March 31, 2006, respectively, and 49.4 percent and 45.7 percent for the nine months ended March 31, 2007 and March 31, 2006, respectively. Gross margin increased primarily reflecting manufacturing and design efficiencies, along with a strong demand for our space-grade products, partially off set by a $3.3 million inventory write-off in the March 2007 quarter related to older A&D programs that we no longer support.

        IP revenue was $9.7 million and $7.5 million for the three months ended March 31, 2007 and March 31, 2006, respectively. IP revenue was $31.3 million and $28.4 million for the nine months ended March 31, 2007 and March 31, 2006, respectively. We expect that with the expiration of our broadest MOSFET patents in 2008, most of our IP segment revenue ceased in the fiscal fourth quarter of 2008, and our gross profit will be adversely impacted accordingly.

        The CP revenue for the three months ended March 31, 2007 increased by 21.5 percent compared to the three months ended March 31, 2006 and revenue for the nine months ended March 31, 2007 increased by 19.5 percent compared to the nine months ended March 31, 2006. The quarter-on-quarter and year-to-date growth in revenue was due to a strong market and customers placing orders in advance of the Divestiture. Gross margin for CP was 14.2 percent and 20.2 percent for the three months ended March 31, 2007 and March 31, 2006, respectively, and 17.1 percent and 21.0 percent for the nine months ended March 31, 2007 and March 31, 2006, respectively. The quarter-to-date and year-to-date gross margin decline was primarily due to lower average selling prices driven by competitive market price pressures.

        Subsequent to March 31, 2007, we redefined our business segments to better focus on the two key power management challenges, power density and energy efficiency. Beginning in the fiscal fourth quarter of 2007, we now report in seven segments: the EP, PMD, PS, ESP, A&D, IP and TS segments. As part of the PCS sale to Vishay, we will provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which will be reported separately in the TS segment. The financial results of the CP segment were not included in discontinued operations, as we expect to have significant ongoing involvement based on the significance of the cash flows to be derived from the PCS transition services.

        In the fourth fiscal quarter of 2008, we began working with our channel partners to determine the best model to support our product portfolio. We are initiating programs to support the service of our original equipment manufacturer ("OEM") customers. We anticipate that changes in our distribution model and related programs will likely adversely impact gross margin in the last quarter of fiscal year 2008 and possibly the first quarter of fiscal year 2009.

Selling and Administrative Expense

        Selling and administrative expense was $55.3 million (19.0 percent of revenue) and $51.6 million (19.7 percent of revenue) for the three months ended March 31, 2007 and 2006, respectively, and $165.4 million (17.8 percent of revenue) and $139.9 million (19.0 percent of revenue) for the nine months ended March 31, 2007 and 2006, respectively. Selling and administrative expense for the three months increased primarily due to $2.4 million higher stock option compensation charges, plus higher bonuses and associated employee benefit expenses. Selling and administrative expense for the nine months increased primarily due to $8.4 million in bonuses related to the Divestiture activity, plus $3.5 million higher stock option compensation charges and other employee benefit expenses. Additionally, there was an increase in selling expense and commission due to higher revenue and increased investment in marketing and information technology infrastructure. Subsequent to March 31, 2007 and throughout fiscal year 2008, we incurred in excess of $100 million of costs related to the Investigation and the restatement activities.

Research and Development Expense

        R&D expense was $31.7 million (10.9 percent of revenue) and $27.0 million (10.3 percent of revenue) for the three months ended March 31, 2007 and 2006, respectively, and $92.2 million (10.0 percent of revenue) and $75.2 million (10.2 percent of revenue) for the nine months ended March 31, 2007 and 2006, respectively. We continue to concentrate our R&D activities on developing new platform technologies, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET and insulated gate bipolar transistor product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next generation of applications, including new game stations, industrial electronic motors, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances. Additionally stock option compensation charges and other employee benefits increased for the three months and nine months by $0.4 million and $1.8 million, respectively.

Stock Option Plan Modifications

        Our employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, we have extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123(R), the extension of the exercise period was deemed to be a modification of the stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, we determine the fair value of those awards and recognize any change in fair value in our consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, we recognized a charge of $2.1 million and $5.9 million for the three and nine months ended March 31, 2007, respectively, to cost of sales and operating expenses. The aggregate fair value of the liability awards included in other accrued expenses was $0.2 million at March 31, 2007.

Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of principally two cost reduction programs that we have initiated. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities. The following table reflects the charges (credits) we recorded in the three and nine months ended March 31, 2007 and 2006 related to our restructuring initiatives (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$460	$883	$1,001	$2,997

Reported in asset impairment restructuring and other charges (credits):
Asset impairment	$5,762	$—	$5,762	$393
Severance	2,743	(1,440)	4,905	(695)
Other charges	80	683	828	2,093

Subtotal	8,585	(757)	11,495	1,791
Discontinued Operations	(430)	(1,053)	(1,173)	(1,892)

Total asset impairment, restructuring and other charges (credits)	$8,155	$(1,810)	$10,322	$(101)

The December 2002 Initiative

        In December 2002, we announced a restructuring initiative to better reposition ourselves for market conditions at the time and de-emphasize our commodity business. Our restructuring plans included consolidating and closing certain manufacturing sites in designated facilities and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, we sought to implement initiatives to lower overhead costs across our support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges we recorded in the three and nine months ended March 31, 2007 and 2006 related to our December 2002 restructuring initiative (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$460	$883	$1,001	$2,655

Reported in asset impairment restructuring and other charges (credits):
Asset impairment	$—	$—	$—	$87
Severance	—	(1,442)	111	(932)
Other charges	—	573	677	1,704

Total asset impairment, restructuring and other (credits) charges	$—	$(869)	$788	$859

        Severance credits in the three and nine month periods ended March 31, 2006 represent reversals of our severance accruals stemming from downward changes in our estimates of our ultimate severance liability related to the completion of an initiative to consolidate certain A&D operations.

        Other charges reflect the costs to relocate equipment related to the consolidation and closing of certain of our manufacturing sites, to discontinue production at designated facilities. Other costs of $0.6 million and $1.7 million incurred in the three and nine months ended March 31, 2006 were principally incurred in connection with the relocation of operations from our Krefeld facility to our Swansea facility.

The PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, we terminated approximately 100 former PCS employees. We also terminated other operating and support personnel to streamline the organization in connection with the Divestiture. As part of the employee terminations, we recorded $2.7 million and $4.8 million in restructuring-related severance charges for the three and nine months ended March 31, 2007, respectively.

        The Divestiture included two components of the business. One of these components, the former NAP segment, has been reported as an element of discontinued operations. The other component, the former CP segment, was not presented as a discontinued operation due to the significance of our ongoing involvement with our TSAs relating to the Divestiture.

        The following illustrates the charges we recorded in the three and nine months ended March 31, 2007 related to our PCS restructuring initiative (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$—	$—	$342

Reported in asset impairment, restructuring and other charges:
Asset impairment	$5,762	—	$5,762	—
Severance	2,743	—	4,794	$235
Other charges	40	$100	161	378

Total asset impairment, restructuring and other charges	$8,545	$100	$10,717	$613

        Asset impairment charges of $5.8 million recorded in the three and nine months ended March 31, 2007 relate to certain property, plant and equipment not acquired by Vishay in connection with the Divestiture.

Other Activities and Charges

        From time to time, we also undertake and execute other smaller scale restructuring initiatives at our local sites. The following illustrates the charges we recorded in the three and nine months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges (credits):
Asset impairment	—	—	—	$306
Severance	—	$2	—	2
Other charges (credits)	$40	10	$(10)	11

Total asset impairment, restructuring and other charges (credits)	$40	$12	$(10)	$319

        We recorded asset impairment charges of $0.3 million during the nine months ended March 31, 2006 relating to our El Segundo, California manufacturing facility.

Future Restructuring Activities

        In the third fiscal quarter of 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $14.1 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. We expect the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010.

The Divestiture

        On April 1, 2007 (the last day of our third quarter of fiscal year 2007), we sold our PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. We received the cash proceeds during the month of April 2007, in our fourth fiscal quarter of the year ended June 30, 2007. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part I, Item 1, Note 21, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, until we are able to recognize the gain it has deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

        The following table shows the components of the Divestiture transaction for three and nine months ended March 31, 2007 (in thousands):

Gross proceeds from sale	$339,615
Costs of disposition	(33,922)
Fair value of Transition Services Agreements	(16,650)

Net proceeds	289,043
Net assets sold	(177,246)

Gain on Divestiture, before taxes	$111,797

Deferred gain on Divestiture from continuing operations, before taxes	$116,059
Loss on Divestiture from discontinued operations, before taxes	(4,262)

Gain on Divestiture, before taxes	$111,797

        Included in the determination of Net income, we have, in connection with the Divestiture transaction, recorded a tax benefit of $18.1 million, of which $11.7 million, in the nine months ended March 31, 2007, relates to discontinued operations.

Loss on Divestiture from discontinued operations, before taxes	$(4,262)
Income tax benefit on Divestiture, discontinued operations	11,714

Gain on Divestiture from discontinued operations, after taxes	$7,452

Other Income and Expense

        Other income net was $3.6 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively, and $5.4 million and $1.0 million for the nine months ended March 31, 2007 and 2006, respectively. Other income primarily includes the impact of foreign currency fluctuations, dividend income from our equity investments and investment impairments.

Interest Income and Expense

        Interest income was $13.1 million and $8.5 million for the three months ended March 31, 2007 and 2006, respectively, and $38.4 million and $23.4 million for the nine months ended March 31, 2007 and 2006, respectively, reflecting higher prevailing interest rates and a higher average cash and investment balances in the current year.

        Interest expense was $8.5 million and $6.0 million for the three months ended March 31, 2007 and 2006, respectively, and $29.4 million and $18.6 million for the nine months ended March 31, 2007 and 2006, respectively, primarily reflecting a higher effective interest rate payable on the $550 million in principal amount of 4.25 percent convertible subordinated notes issued by the Company ("Notes"), partially offset by higher income from the mark-to-market adjustments on our interest rate swaps (see Part I, Item 1, Note 8, "Bank Loans and Long-Term Debt" regarding the modification of the effective interest payable on our Notes). Subsequent to the end of the fourth quarter of fiscal year ended 2007, on July 16, 2007, we funded the payment of our Notes due on July 16, 2007.

Income Taxes

        Our effective tax rate related to continuing operations was 71.4 percent and 59.8 percent for the three months ended March 31, 2007 and 2006, respectively, and 43.9 percent and 58.3 percent for the nine months ended March 31, 2007 and 2006, respectively. Our effective tax rates for the 2007 periods differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) actual and deemed distributions from certain jurisdictions, (b) tax on deferred gain, (c) transfer pricing, (d) increase in reserves for non-U.S. transfer pricing (e) increase in reserves for non-U.S. uncertain tax positions, and (f) state taxes, partially offset by (w) lower statutory tax rates in certain foreign jurisdictions, (x) the release of a valuation allowance, (y) export tax incentives, and (z) benefits from foreign tax credits and R&D credits.

        Our effective tax rate for the 2006 periods differed from the U.S. federal statutory rate of 35 percent resulting from (a) transfer pricing adjustments and (b) actual and deemed distributions from certain jurisdictions, partially offset by (w) lower statutory rates in certain foreign jurisdictions, (x) the benefits of foreign tax credits, (y) R&D credits and (z) export tax incentives. For the nine months ended March 31, 2007, we recognized $2.9 million of retroactive R&D tax benefit for the January 2006 to September 2006 period, as a result of Congress reinstating the R&D tax credit retroactive to the beginning of January 2006.

        In connection with the Divestiture transaction, the Company recorded a tax benefit of $18.1 million of which $11.7 million was attributed to discontinued operations.

        Due to errors in our transfer pricing related to intercompany transactions, we have filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming tax refunds and asserted a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in our restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, we have recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years.

Discontinued Operations

        The amounts and disclosures in this Quarterly Report on Form 10-Q present the result of reclassifying the operating results of our NAP segment to Discontinued Operations, net of applicable income taxes, for all reporting periods presented.

        On April 1, 2007, the last day of the third quarter of fiscal 2007, we completed the sale of our PCS Business to Vishay for $339.6 million. We received $339.6 million in cash in the month during the fourth quarter of fiscal year 2007, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part I, Item 1, Note 21, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

        The Divestiture included essentially two components of our business. We have reported one of these components, our former NAP segment, as a discontinued operation in our accompanying financial statements. Our former NAP segment included certain modules rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications. The other and larger component, our former CP segment, was not presented as a discontinued operation due to the significance of our ongoing involvement due to our TSAs with Vishay.

        As part of the Divestiture, we agreed to license certain of our technology related to the PCS Business to Vishay. In addition, as part of the Divestiture, we agreed to transfer certain other technology and trademarks related to the PCS Business to Vishay on a non-exclusive, perpetual and royalty-free basis. Vishay, in turn, agreed to license back to us the technology it acquired in connection with the Divestiture on a non-exclusive, perpetual and royalty-free basis. We also entered into certain transition agreements for the sale and purchase of specified products, wafer and packaging services, factory planning, quality, materials movement and storage, manufacturing and other support services, for up to three years following the date of the Divestiture. As part of the Divestiture, Vishay also agreed to sell back to us certain die products subject to specified terms and conditions.

        Subsequent to April 1, 2007, we commenced discussions with Vishay regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, we did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of our internal Investigation. As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and we maintain that the proper application of the contractual formula results in no adjustment to net working capital. We do not believe that Vishay's assertions have merit and intend to vigorously defend our position.

        On June 9, 2008, Vishay asserted that it believes certain forecasts it received from us during the Divestiture negotiations related to the ASBU of the PCS Business were "materially overstated" and "based upon assumptions that the management of the Company at the time knew to be unfounded and unsupportable." As part of its claim, Vishay also alleged that non-disclosure and concealment of future prospects related to the ASBU business caused Vishay to suffer damages in excess of $50.0 million attributable to, among other things, the purchase price for ASBU, subsequent operational losses and the costs incurred by Vishay in connection with the later divestment of the ASBU business. We do not believe that Vishay's assertions have merit and intend to vigorously defend our position.

        Vishay has also advised us of certain other potential claims, including, but not limited to, certain product quality claims related to PCS products transferred to Vishay but manufactured prior to the consummation of the Divestiture and a claim regarding certain chemicals found in the ground water at our former manufacturing plant in Borgaro, Italy. We are currently in the process of assessing these claims and obtaining documentation to verify any potential liabilities to us. We believe that these claims will not have a material adverse effect on our business or prospects, and we intend to vigorously defend our rights and position.

        The outcome of any claim or litigation is inherently uncertain and we cannot assure our success. An adverse determination could affect our rights and could have a material adverse effect on our business, consolidated financial position or results of operations.

        The following table presents the revenues and the components of Discontinued Operations, net of tax for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006 As restated	2007	2006 As restated
Revenue	$30,645	$26,376	$85,060	$79,510

Operating loss before income taxes	$(2,155)	$(3,690)	$(3,572)	$(6,124)
Income tax benefit (expense)	(1,781)	(307)	375	(1,823)

Loss from discontinued operations, net of taxes	(374)	(3,997)	(3,197)	(7,947)

Loss on Divestiture, before income taxes	(4,262)	—	4,262	—
Income tax benefit	1,793	—	11,714	—

(Loss) income on Divestiture, net of taxes	2,469	—	7,452	—

(Loss) income from discontinued operations, net of taxes	$(2,843)	$(3,997)	$4,255	$(7,947)

        Included in the determination of net income, we have, in connection with the Divestiture transaction, recorded a tax benefit of $18.1 million, of which $11.7 million was attributable to discontinued operations.

        Discontinued Operations revenue for the three months ended March 31, 2007 increased by 16.2 percent compared to the three months ended March 31, 2006. Revenue for the nine months ended March 31, 2007 increased by 7.0 percent compared to the nine months ended March 31, 2006. These revenue increases primarily due to growth in products which are used in what we refer to as high power ("High Power") applications as well as some growth in the automotive systems products. Gross margin for Discontinued Operations was 12.2 percent and 5.4 percent for the three months ended March 31, 2007 and March 31, 2006, respectively, and 11.6 percent and 10.0 percent for the nine months ended March 31, 2007 and March 31, 2006, respectively. The gross margin rate increased in the three months ended March 31, 2007 was primarily due to improvement in High Power prices and lower productions costs mostly offset by increased automotive systems production costs. In the nine months ended March 31, 2007, we saw an improvement in auto systems business due to higher fiscal year 2006 manufacturing costs related to the production line move from Krefeld Germany to Swansea Wales, mostly offset by higher High Power production costs.

Liquidity and Capital Resources

        At March 31, 2007, we had $1,014.1 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of March 31, 2007 and June 30, 2006, the fair market values of our mortgage-backed securities and asset-backed securities were $263.4 million (26.0 percent of cash and cash equivalents, short-term and long-term investments) and $206.4 million (20.3 percent of cash and cash equivalents, short-term and long-term investments), respectively (see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk," for discussions about our investment strategy.) Subsequent to March 31, 2007 in the first three fiscal quarters of 2008, we recognized $4.7 million of charges for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair market values through March 31, 2008. In the fourth fiscal quarter of 2008, we recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        Our cash, cash equivalents and investments at the end of each period were as follows (in thousands):

	March 31, 2007	June 30, 2006
Cash and cash equivalents	$367,763	$482,907
Investments	646,378	609,721

Total cash, cash equivalents and investments	$1,014,141	$1,092,628

        In summary, our cash flows were as follows:

	Nine Months Ended March 31,
	2007	2006 As restated
Cash flows provided by operations	$115,692	$58,412
Cash flows used in investing activities	(230,531)	(191,798)
Cash flows (used in) provided by financing activities	(3,260)	26,714
Effect of exchange rate changes	2,955	5,240

Net decrease in cash and cash equivalents	$(115,144)	$(101,432)

        Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. During the nine months ended March 31, 2007, operating activities generated cash flow of $115.6 million compared to $58.4 million generated in the prior nine months ended March 31, 2006. Non-cash decrease (increase) to cash flow from operations during the nine months ended March 31, 2007 included $59.9 million of depreciation and amortization, a $4.3 million pretax loss from discontinued operations on the Divestiture, $5.8 million of asset impairment and $8.1 million of stock compensation expense. Changes in operating assets and liabilities decreased cash by $3.8 million, primarily attributed to increases in trade accounts receivable, inventories and prepaid expenses and other receivables, offset by a net increase in operating liabilities.

        Cash used in investing activities during the nine months ended March 31, 2007 consisted primarily of $57.0 million of cash conveyed with the legal entities we sold to Vishay and $13.2 million of expenses paid in connection with the Divestiture. A receivable of $339.6 million from Vishay for the Divestiture was recorded in the quarter ended March 31, 2007. The gross cash proceeds from the Divestiture of $339.6 million were received in the month of April, in the fourth fiscal quarter of 2007, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million net cash retained from the entities being sold. Proceeds from sales or maturities of investments were $317.7 million, offset by $346.8 million of cash used to purchase investments. During the nine months ended March 31, 2007, we invested $108.7 million in capital equipment primarily at one of our outside foundries and at our Temecula and Mexico facilities to support our next-generation products. As of March 31, 2007, we had purchase commitments for capital expenditures of approximately $12.2 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

        Cash used in financing activities reflected primarily our prepayment of $26.0 million related to the Credit Agreement with Bank of America, N.A. (see Part I, Item 1, Note 8, "Bank Loans and Long-Term Debt"), which was partially offset by $19.9 million in cash received from the issuance of our common stock from the exercise of employee stock options. As of March 31, 2007, we had $220.7 million in revolving credit facilities, against which $4.3 million was drawn for letters of credit and $29.6 million was drawn from our accounts receivable financing facilities in Japan.

        On July 16, 2007, we funded the payment at maturity of the Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In the first quarter of fiscal year 2008, in connection with the final maturity and payment of the Notes, we recorded a debt retirement charge of $5.7 million (see also Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk").

        Our revolving credit facility entered into on November 6, 2006, with a syndicate of lenders, including JPMorgan Chase Bank ("JPM") and other lenders (the "Facility") has been amended by (together the "Facility Amendments"): an Amendment No. 1 to the Facility dated May 4, 2007, an Amendment No. 2 to the Facility dated June 27, 2007, an Amendment No. 3 to the Facility dated

September 13, 2007, an Amendment No.4, to the Facility dated December 14, 2007 and an Amendment No. 5 to the Facility dated March 17, 2008. Pursuant to the Facility Amendments, our lenders under the Facility agreed that, in light of the Investigation, we would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, we agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. We intend to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that we will be successful (see Part II, Item 1A, "Risk Factors–Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions"). Although we are not able to access the Facility except for the renewal of outstanding letters of credit, we believe we have sufficient cash, cash equivalents, cash investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

        On July 30, 2008, we and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of (i) revised audited consolidated financial statements for fiscal years 2007, 2006 and 2005, and (ii) filing with the SEC of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 ("2007 Annual Report") and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, and if we are in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify us in writing either (i) that extensions of credit are available under the Facility to us or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, we are not able to access the Facility. The Amendment provides that failure by us to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding will result in termination of the Amendment.

        We entered into a five-year foreign exchange forward contract in May 2006 with BNP Paribas (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. On December 11, 2007, we agreed with BNP Paribas to terminate the Forward Contract, which resulted in a net payment to us of $2.8 million. In accordance with Statement of Financial Accounting Standard 133 Implementation Issue No. G3, "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge" ("SFAS No. 133") the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        In September 2007, we remitted $74 million in income taxes and interest due to the Internal Revenue Service related to the tax restatement matters previously described. Of such amount, $48.5 million (consisting of tax and interest) was paid in connection with the filing of amended returns filed with respect to our 2004, 2005 and 2006 fiscal years, and $25.5 million was paid as additional federal estimated tax payments for our 2007 fiscal year. We are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions and have recorded in the financial statements a $15.2 million tax benefit. In certain other jurisdictions, we cannot determine that the realization of the tax refunds of $59.8 million is probable and as such, we have not recognized them as income tax benefits in its financial statements. We have determined that we have overpaid $49.4 million of income taxes (which is included in the $59.8 million) in Singapore as a result of errors in our transfer pricing of intercompany transactions. As a result of this determination, we have filed amended income tax returns in Singapore for fiscal year 2004 through fiscal year 2006 claiming a tax refund and sought to assert a claim for tax refunds for fiscal year 2001 and fiscal year 2003. We have determined our claim for a refund of tax is not probable and we have not recognized benefit for such refund claims. Consequently, we have recorded both U.S. federal income tax, Singapore income tax and Japanese tax with respect to these fiscal years, thereby significantly increasing our effective tax rate.

        We have determined that in fiscal year 2009 we will file amended U.S. federal income tax returns and consequently will pay approximately $14.2 million in taxes and $13.2 million in related interest and penalties to the Internal Revenue Service in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

Off-Balance Sheet Arrangements

        Apart from the operating lease obligations and purchase commitments discussed in the 2007 Annual Report, we do not have any off balance sheet arrangements as of the fiscal years ended June 30, 2008 and 2007.

Recent Accounting Pronouncements

        Information set forth under Part I, Item 1, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" is incorporated herein by reference.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to our investments, including mortgage backed securities. We use derivative financial instruments primarily to mitigate these risks and as part of our strategic investment program. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading "Factors that May Affect Future Results."

Interest Rates

        Our financial assets and liabilities subject to interest rate risk are investments, variable-rate convertible notes and bank loan, revolving credit facilities and interest rate swaps. The primary objective of our investments in debt securities is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in fixed-rate debt are generally based on the three-month London Interbank Offered Rate ("LIBOR"), or, if longer term, are generally swapped into U.S. dollar three-month LIBOR-based returns.

        In December 2001, we entered into an interest rate swap transaction (the "December 2001 Transaction") with JPM, to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt due on July 16, 2007 (the "Debt") (see Part I, Item 1, Note 8, "Bank Loans and Long-Term Debt"). In April 2004, we entered into an interest rate swap transaction (the "April 2004 Transaction") with JPM to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. At the inception of the April 2004 Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. The variable interest rate we have paid since the inception of the swap has averaged 3.38 percent, compared to a coupon of 4.25 percent on the Debt.

        The above interest rate swap transactions qualified as fair value hedges under SFAS No. 133. To test effectiveness of the hedges, regression analyses were performed quarterly comparing the changes in fair value of the swap transactions and the Debt. The fair values of the swap transactions and the Debt were calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date was based on probability-weighted analyses of interest rates relating to the five-year LIBOR curve and our stock prices. For the three and nine months ended March 31, 2007 and 2006, the hedges were highly effective, where the mark-to-market adjustments of the December 2001 Transaction and April 2004 Transaction were significantly offset by the mark-to-market adjustments on the Debt, and the ineffective portion did not have a material impact on earnings. The market value of the swap liabilities was $3.5 million and $11.6 million as of March 31, 2007 and June 30, 2006, respectively.

        In April 2002, we entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the December 2001 Transaction. The notional amount of the Contract was $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we had the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract had no market value at March 31, 2007 and had a market value of $0.6 million at June 30, 2006. Mark-to-market (losses) gains of $(0.2) million and $0.1 million for the fiscal quarters ended March 31, 2007 and 2006 were charged to interest expense, respectively.

        On July 16, 2007, concurrent with the Debt's maturity, the December 2001 Transaction and April 2004 Transaction with JPM and the Contract with Lehman terminated. For the first quarter ended September 30, 2007, we recorded a $5.7 million non-cash charge related to termination of the Debt and the related derivatives.

Foreign Currency Exchange Rates

        We generally hedge currency risks of non-U.S.-dollar-denominated investments in debt securities with offsetting currency borrowings, currency forward contracts, or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

        A significant amount of our revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. At various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen. Considering our specific foreign currency exposures, we have exposure to the Japanese Yen, since we have significant Yen-based revenues without material Yen-based manufacturing costs. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet transaction risk management programs. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

        In May 2006, we entered into the Forward Contract with BNP Paribas for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. We had designated the Forward Contract as a cash flow hedge. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. At March 31, 2007, 16 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar. The market value of the Forward Contract was $4.8 million and $1.2 million at March 31, 2007 and June 30, 2006, respectively, and was included in other assets. The mark-to-market gains included in other comprehensive income were $0.1 million and $0.8 million, net of tax, for the fiscal quarters ended March 31, 2007 and June 30, 2006, respectively. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to our cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

        Subsequent to fiscal year 2007, in December 2007, we terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133, the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        We had approximately $56.9 million and $37.8 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at March 31, 2007 and 2006, respectively. Net realized and unrealized foreign-currency gains recognized in earnings were $2.8 million and $0.7 million for the fiscal quarters ended March 31, 2007 and 2006, respectively, and $4.2 million and $0.6 million for the nine months ended March 31, 2007 and 2006, respectively.

Market Value Risk

        We carry certain assets at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. In certain cases, quoted market prices or market data inputs may not be readily available or availability could be diminished due to market conditions. In those cases, different assumptions could result in significant changes in valuation.

        At March 31, 2007, we had $1,014.1 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. We manage our total portfolio to encompass a diversified pool of investment-grade securities. Our investment policy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio. To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments in marketable securities. Based on our investment portfolio and interest rates at March 31, 2007, a 100 basis point increase or decrease in interest rates would result in an annualized decrease or increase of approximately $9.6 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the loss is considered to be other than temporary. Subsequent to March 31, 2007, the fair values of certain investments declined and through March 31, 2008 we recognized $4.7 million in other-than-temporary impairment relating to certain available-for-sale securities. In the fourth fiscal quarter of 2008, we recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        We hold as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon Inter Electronics Corporation, a related party as further disclosed in Part I, Item 1, Note 20, "Related Party Transactions." The value of these investments are subject to market fluctuations, which if adverse, could have a material adverse effect on our financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. We also have a strategic investment in the common stock of a non-publicly traded company which is recorded at cost in other long-term assets. As of March 31, 2007, the recorded cost basis and estimated fair value of this investment was $3.6 million. The estimate of fair value is based on best available information or other estimates determined by management. We did not experience any impairment in value regarding this investment during the three or nine months ended March 31, 2007.

        The carrying values of the equity investments included in other long-term assets at March 31, 2007 and June 30, 2006 were $50.7 million and $56.6 million, respectively, compared to their purchase cost at March 31, 2007 and June 30, 2006, of $26.5 million and $22.5 million, respectively. Unrealized gains (losses), net of tax, for the three months ended March 31, 2007 and 2006 were $(3.5) million and $2.8, respectively; and for the nine months ended March 31, 2007 and 2006 were $(6.5) million and $11.1 million, respectively, and were included in other comprehensive income. The carrying values of these equity investments are subject to market fluctuations, which if adverse, could have a material adverse effect on our financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on our operating results. Although the carrying values of these investments have declined significantly, we do not anticipate the disposition of these strategic investments for a loss within the new term.

ITEM 4.    CONTROLS AND PROCEDURES

        As discussed in the Explanatory Note at the beginning of this report, the Audit Committee commenced the Investigation into certain accounting and financial reporting matters. As a result of information discovered during the Investigation, certain accounts had to be reconstructed and errors and irregularities, including issues identified in additional accounting reviews and procedures conducted by management relative to those periods, required correction. In this Form 10-Q, we are restating our condensed consolidated balance sheet as of June 30, 2006, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended March 31, 2006, and cash flows for the nine months ended March 31, 2006.

        Details of the restatement and its underlying circumstances are discussed in the Explanatory Note at the beginning of this report and in Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC") and that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer (acting) ("Acting CFO"), to allow timely decisions regarding required disclosures.

        Our management, under the supervision and with the participation of our CEO and Acting CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on our evaluation and the identification of the material weaknesses in our internal control over financial reporting described in our 2007 Annual Report, our CEO and Acting CFO concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective.

        We believe that because of the substantial work performed reconstructing and restating our historical accounting records, the performance of additional procedures by management designed to ensure the reliability of our financial reporting and the ongoing efforts to remediate the material weaknesses in internal control over financial reporting described below, the condensed consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

        We have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures. We have begun the implementation of some of the measures described below and concentrated our efforts on (i) communicating, both internally and externally, our commitment to a strong effective control environment, high ethical standards and financial reporting integrity, (ii) certain personnel actions, (iii) comprehensive training for Finance and Accounting Department personnel, (iv) the implementation of policies and procedures to ensure that we retain important business and accounting records and (v) more rigorous period end reporting policies and processes involving journal entry approval, account reconciliations and supporting documentation including manually prepared spreadsheets.

        There was no change in our controls during the three months ended March 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plans for Remediation of Material Weaknesses

        We are in the process of developing and implementing remediation plans to address our material weaknesses. Our remediation plans include many actions that are in various stages of completion and designed to strengthen our internal controls over financial reporting. They include the following:

  Control Environment—In order to fill a vacancy and a newly created position on the Board, in February 2008, Richard J. Dahl and Thomas A. Lacey were elected to our Board of Directors as independent outside Directors. Mr. Dahl subsequently became Chairman of the Board of Directors on May 1, 2008. In May 2008, Mary B. Cranston was elected to our Board of Directors as an independent outside Director. Additionally, she will serve as a member of the Board's Corporate Governance and Nominating Committee.

  In March of 2008, Oleg Khaykin was appointed CEO and subsequently elected to our Board of Directors and Don Dancer was appointed Chief Administrative Officer. In April of 2008, Peter Knepper was appointed Acting CFO. In June of 2007, the Corporate Internal Audit function began reporting administratively to the General Counsel and directly to the Audit Committee. Beginning June 2, 2008, we created the new position of Vice President of Compliance, encompassing the internal audit function. The Vice President of Compliance reports directly to the Audit Committee and administratively to the Chief Administrative Officer. An updated "Hot-line" process administered by a third party was established to receive and transmit anonymous complaints including any relating to accounting or audit matters.

  Our leadership team, together with its recent additions, is committed to implementing and maintaining a strong control environment, high ethical standards, and financial reporting integrity. During fiscal year 2008, we have trained all employees on our updated ethics and integrity policy and communicated to all employees regarding the availability of our improved third party administered Ethics Hotline through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, violations of our code of ethics or other irregularities.

  Period End Financial Reporting Process—We continue to search for personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles GAAP commensurate with our financial reporting requirements. Until such time as we believe we have adequately engaged a sufficient complement of skilled personnel we will continue to supplement our accounting staff with external advisors and technical accounting staff.

  Training has commenced on new policies and procedures concerning: (i) ethics and integrity, (ii) revenue recognition and sales return and warranty obligations, (iii) accounting for asset impairment, severance and restructuring charges, (iv) accrued liabilities for acquisition of property and equipment along with goods and services received and (v) income tax accounting including transfer pricing. We have reinforced the importance of understanding GAAP and we have implemented an annual training requirement.

  Additional remediation efforts have been undertaken to create a company-wide awareness for the need to properly record liabilities as incurred. We have initiated and completed a supplemental training program with senior executive management and their respective administrative assistants focusing on how to recognize and properly respond to situations where and how liabilities are incurred, recorded and reported.

  We are implementing a record retention policy which addresses our requirements of evidence to support our important business and accounting records and we are currently evaluating a third party software tool to improve the quality of our account reconciliations. In addition, we have implemented certain analytical procedures as part of our closing process to ensure that we have additional monitoring controls designed to improve the accuracy of our financial statements.

  Oversight of Japan Subsidiary—The management of the subsidiary has been changed with the removal of two members of management, including the head of the office.

  All Off-Book Warehouses were closed and we repatriated all remaining inventory to our global logistics shipping centers. We engaged an interim financial executive unrelated to the previous management team members to oversee day to day operations and we recently completed a search for a permanent replacement. Our increased corporate oversight over our subsidiary in Japan includes implementing control reviews for order processing, financial accounting, payroll, logistics and treasury activities.

  Revenue Recognition—We are currently designing for implementation a centralized customer contract master file function to ensure proper handling of creations, changes or deletions to customer master file information. We are conducting training on new and revised policies and procedures for: (i) ethics and integrity, (ii) revenue recognition and (iii) order processing. We are currently implementing enhancements to our information technology systems to automate the recognition of revenue according to contractual terms and conditions regarding transfer of title and risk of loss. We have implemented quarterly self-audits on transactions performed by customer service. Our corporate internal audit function has implemented procedures to review shipping and billing records to ensure that we recognize revenue in the proper accounting period.

  Accounting for Income Taxes—We continue to search for additional qualified tax professionals in order to ensure adequate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes. Until we develop a technically strong and knowledgeable team, we will engage external technical advisers to assist us with the evaluation of complex tax issues. In the third quarter of fiscal year 2007, we hired a Vice President of Tax with extensive domestic and international tax experience. We have also hired tax managers outside the U.S. and are identifying candidates for the Director of Tax Financial Reporting.

  We are increasing the level of review of the preparation of the quarterly and annual income tax provision calculations, allocations and methodologies. We are improving the process, procedures and documentation standards relating to the preparation of the income tax provision calculations. We are correcting the methodology and accounting for certain types of foreign-earned income that are subject to taxation currently, rather than deferred until the earnings are remitted. We are implementing a regular review of our deferred tax accounts and accounting for temporary differences, primarily related to fixed assets, intangible assets and various nondeductible reserves and accruals. We are evaluating the implementation of new tax software to facilitate the computation of our tax provision.

        Our remediation efforts are continuing and we expect to make additional changes to our control environment and accounting and income tax reporting processes that we believe will strengthen our internal control over financial reporting. We have dedicated considerable resources to the design, implementation, documentation, and testing of our internal controls and although we believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, we have not completed all the corrective processes and procedures we believe necessary. Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above and as required, perform additional procedures prescribed by management including the use of manual procedures and utilization of external technical advisors to ensure that our financial statements continue to be fairly stated in all material respects.

Inherent Limitations Over Internal Controls

        Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must acknowledge the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the deliberate acts of one or more persons. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in certain legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of such ordinary course matters have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations or cash flows could be materially and adversely affected. In addition:

        International Rectifier Securities Litigation.    Following our disclosure on April 9, 2007 that our Audit Committee was conducting the internal Investigation into certain revenue recognition matters, a series of putative class action lawsuits was filed against International Rectifier Corporation ("IR") in the United States District Court for the Central District of California. Edward R. Koller filed the first complaint, on April 17, 2007, on behalf of a putative class of purchasers of IR stock from October 27, 2005 through April 9, 2007 ("Original Class Period"). The complaint named as defendants IR and certain of its present and former officers and directors and alleged violations of Sections 10(b) and 20(a) of the Exchange Act based upon revenue recognition errors at our Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed Massachusetts Laborers' Pension Fund and General Retirement System of the City of Detroit (together, "Co-Plaintiffs") as co-lead plaintiffs.

        Co-Plaintiffs filed a Consolidated Class Action Complaint ("CAC") on January 14, 2008. The CAC purported to extend the Original Class Period by nearly two years, from July 31, 2003 to August 29, 2007, and added claims based upon our disclosures that certain former officers improperly allocated operating expenses as restructuring charges, improperly assigned tax liability from higher to lower tax jurisdictions and improperly accounted for tax benefits associated with the granting of stock options. The CAC also named as defendants several of our former officers, but did not name any of our past or present directors except Eric Lidow and Alex Lidow, who were officers as well.

        We filed a motion to dismiss these claims on March 6, 2008, on the grounds that Co-Plaintiffs failed to plead scienter as to IR; failed to plead scienter as to us; failed to plead loss causation as to certain of those disclosures; failed to plead an underlying violation of Section 10(b), which is a predicate for a claim under Section 20(a); and improperly expanded the class period without adequate notice. Co-Plaintiffs filed an opposition to this motion on April 11, 2008. We filed a reply in further support of the motion on April 30, 2008. On May 23, 2008, the Court issued an order granting defendants' motions to dismiss, without prejudice, on the ground that Co-Plaintiffs failed to plead detailed facts sufficient to give rise to a strong inference of defendants' scienter. The Court has permitted Co-Plaintiffs to file an amended complaint on or before October 17, 2008.

        Governmental Investigations.    We are cooperating fully with investigators from the SEC Division of Enforcement regarding matters relating to the Audit Committee Investigation described in the 2007 Annual Report. We are currently responding to subpoenas for records from the SEC, and we continue to cooperate with the U.S. Attorney's Office and the Internal Revenue Service who are looking into matters relating to the Audit Committee Investigation and other matters described in the 2007 Annual Report.

        IXYS Litigation.    On June 22, 2000, we filed International Rectifier Corporation v. IXYS Corporation, Case No. CV-00-06756-R, in the United States District Court for the Central District of California. Our complaint alleges that certain IXYS Corporation ("IXYS") MOSFET products infringe our U.S. Patent Nos. 4,959,699, 5,008,725, and 5,130,767. On August 17, 2000, IXYS filed an answer and counterclaim, and, on February 14, 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. After proceedings, including a jury trial on damages, in the

District Court and an initial appeal, a jury trail on infringement and damages was held commencing September 6, 2005. The jury found that IXYS was infringing certain claims of Patent No. 4,959,699 and awarded us $6.2 million in damages through September 30, 2005. On September 14, 2006, the District Court entered the final judgment and permanent injunction based on the jury verdict. IXYS again appealed (with a notice of appeal filed after the deadline for doing so). The Federal Circuit lifted its temporary stay, and the permanent injunction was in effect until it terminated with the expiration of the '699 patent in September 2007. The matter was argued to the Federal Circuit on January 7, 2008. In an opinion issued February 11, 2008, the Federal Circuit ruled against us and reversed the judgment. The proceedings are now at an end, subject only to the possibility that the Supreme Court will review the case on writ of certiorari. We filed a petition for such a writ in July 2008.

        Angeles v. Omega.    In November 2007, we were named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471(TJH)(JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles downgradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including us, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the Environmental Protection Agency considers them to be responsible for the groundwater plume near the Angeles Facility which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on Comprehensive Environmental Response, Compensation and Liability Act, nuisance and trespass and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and cleanup the contamination and to recover damages. We previously entered into a settlement with other parties associated with the Omega Site pursuant to which we paid those entities money in exchange for an agreement to defend and indemnify us with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that our volumetric share of wastes sent to the Omega Site was in the range of 0.08%. We believe that much, if not all of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, we have tendered the complaint to several of our insurance carriers who have agreed to defend under a reservation of rights. Therefore, we do not expect our out-of-pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage, and the fact that our volumetric share of Omega Site wastes was less than 0.1%, we do not believe that an adverse judgment against us would be material.

ITEM 1A.    RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

        This Quarterly Report on Form 10-Q Report includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth below under "Factors that May Affect Future Results" and other uncertainties disclosed in our reports filed from time to time with the SEC. Unless required by law, we undertake no obligation to publicly update or revise any forward looking statements, to reflect new information, future events or otherwise.

  Factors That May Affect Future Results

        Pending and future governmental inquiries may adversely affect us, the trading prices of our securities and our ability to access the capital markets.

        During the course of our Audit Committee-led Investigation and following its completion, our representatives met with representatives of the SEC, the Internal Revenue Service, the Office of the U.S. Attorney and other governmental officials to keep them advised as to the course of the Investigation. We continue to share information with the SEC and other governmental officials and are currently responding to subpoenas for records from the SEC. Adverse developments in connection with requests by the SEC or other governmental agencies, could negatively impact us and divert our resources and the focus of our management team from our ordinary business operations. In addition, we may incur significant expenses associated with responding to these investigations (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be subject to such investigation(s)), and we may be required to pay criminal or civil fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us. It is also possible that the existence, findings and outcome of these inquiries may have a negative impact on lawsuits that are pending or may be filed against us, the trading prices of our securities and our ability to access the capital markets. See Part II, Item 1, "Legal Proceedings" for a more detailed description of these proceedings.

        Changes in end-market demand, due to downturns in the highly cyclical semiconductor industry, the sharp correction in the housing market and/or the significant fluctuations of oil prices, could affect our operating results and the value of our business.

        The semiconductor industry is highly cyclical and the value of our business may decline during the down portion of these cycles. During fiscal year 2007, we have experienced a decline in end-market demand for our products as a result of the sharp correction in the housing market and the significant fluctuations of oil prices. Our revenue and gross margin are dependent on the level of corporate and consumer spending in various information technology and energy-saving end-market applications. If our projections of these expenditures fail to materialize, our operating results could be adversely impacted. To the extent these market conditions persist for a prolonged period of time, our business, financial condition and results of operations could be significantly harmed.

        In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix sought by customers, seasonality, price competition for orders and the costs associated with the introduction of new products and start-up of new facilities and additional capacity lines. The markets for our products depend on continued demand with the product technological platforms and in the mix we plan for and produce in the information technology, consumer, industrial, A&D and automotive markets. Changes in the demand mix, needed technologies and these end markets may adversely affect our ability to match our products, inventory and capacity to meet customer demand and could adversely affect our operating results and financial condition.

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

        Our failure to develop new technologies or react to changes in existing technologies could materially delay our development of new products, which could result in decreased revenue and a loss of market share to our competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. As a result, we must devote significant resources to R&D. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. During fiscal year 2007, we recognized significant revenues from the sale of certain PS product to one end customer. If our competitors were to develop a solution around our technology, the future viability of this product could be materially adversely impacted.

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

        Our future financial performance and success are largely dependent on our ability to implement our new business strategy subsequent to the sale of our PCS Business to Vishay on April 1, 2007. Our strategy included the decision to discontinue and/or not compete in older technology products or programs, and to realign our business segments and reorganize our overall manufacturing and support infrastructure to reduce operating costs. We cannot assure you that we will be able to successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations in the future.

        Our ongoing protection and reliance on our IP assets expose us to risks and continued levels of revenue in our IP segment is subject to our ability to (i) maintain current licenses, (ii) licensee and market factors not within our control and (iii) our ability to obtain new licenses.

        We have traditionally relied on our patents and proprietary technologies. Patent litigation settlements and royalty income substantially contribute to our financial results. Enforcement of our IP rights is costly, risky and time-consuming. We cannot assure you that we can successfully continue to protect our IP rights, especially in foreign markets. Certain of our key MOSFET patents expired during calendar year 2007 with the broadest expiring in calendar year 2008. Certain of our MOSFET patents will remain in effect through 2010. We expect that with the expiration of our key MOSFET patents, most of our royalty revenue will cease during the fourth quarter of fiscal year 2008.

        Our royalty income is also largely dependent on the following factors: the continuing introduction and acceptance of products that are not covered by our patents; remaining coverage under unexpired MOSFET patents; the defensibility and enforceability of our patents; changes in our licensees' unit sales, prices or die sizes; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenue from new licensing opportunities. Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly adversely affect royalty income. We also cannot guarantee that we can obtain new licenses to offset reductions in royalties from existing licenses. While we try to predict the effects of these factors and efforts, often there are variations or factors that can significantly affect results different from that predicted. Accordingly, we cannot guarantee that our predictions of our IP segment revenue will be consistent with actual results. We also cannot guarantee that our royalty income will continue at levels consistent with prior periods.

Any decrease in our royalty income could have a material adverse effect on our operating results and financial condition.

        Our failure to obtain or maintain the right to use certain technologies may negatively affect our financial results.

        Our future success and competitive position may depend in part upon our ability to obtain or maintain certain proprietary technologies used in our principal products, which is achieved in part by defending and maintaining the validity of our patents and defending claims by our competitors of IP infringement. We license certain patents owned by others. We are currently a defendant in IP claims and we could become subject to other lawsuits in which it is alleged that we have infringed upon the IP rights of others.

        Our involvement in existing and future IP litigation could result in significant expense, adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. If any such infringements exist, arise or are claimed in the future, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We cannot assure you that we would be successful in such efforts or that such licenses would be available under reasonable terms. Our failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms or the occurrence of related litigation itself could have a material adverse effect on our operating results and financial condition.

        If some OEMs do not design our products into their equipment or convert design or program wins to actual sales, a portion of our revenue may be adversely affected.

        A "design-win" or program award from a customer does not guarantee that the design or program win will become future sales to that customer. For example, in our PS segment, we have announced new design or program wins in next generation game stations, and our other segments have had other design or program wins. We also are unable to guarantee that we will be able to convert these design or program wins, or any wins, into sales for the life of any particular program, or at all, or that the revenue from such wins would be significant. We also cannot guarantee that we will achieve the same level of design or program wins as we have in the past, or at all. Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all. Once an OEM designs another supplier's semiconductor into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM's product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design or program win with a customer also does not ensure that we will receive significant revenue from that customer.

        Delays in initiation of new production at our more advanced facilities, implementing new production processes or resolving problems associated with technical equipment malfunctions could adversely affect our manufacturing efficiencies.

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

        In addition, as is common in the semiconductor industry, we have at times experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, we have experienced delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields, experience product delivery delays, and/or quality issues in the future, as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenue. Our operating results could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenue does not increase proportionately.

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

        Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain quality control systems, we ship large quantities of semiconductor devices to a wide range of customers around the world, in a variety of high profile and critical applications. In the ordinary course of our business, we receive claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers depending on applicable law and contract), we often need to defend against claims for damages that are disproportionate to the revenue and profit we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer's business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business would be adversely affected as a result of significant alleged quality or performance issues in our products, or if we are required or choose to pay for the damages that result.

        Although we currently have product liability and other types of insurance, we have certain deductibles and exclusions to such policies and may not have sufficient insurance coverage. We also may not have sufficient resources to satisfy all possible product liability or other types of product claims. In addition, in our A&D segment, we are sometimes subject to government procurement regulations and other laws that could result in costly investigations and other legal proceedings as a consequence of allegedly defective products or other actions. Any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

        Our reliance on subcontractors to assemble certain of our parts as a lower cost alternative may expose us to business risks.

        Some of our products are assembled and tested by third party subcontractors. We have used subcontractors to assemble certain of our parts as a lower cost alternative to in-house manufacturing. We review these subcontractors' references and historical manufacturing experience prior to the engagement of their services, and require oversight over their quality and assurance processes for the production of our inventory. However, if we fail to adequately or completely review the subcontractors' historical or current manufacturing processes, the quality of our parts could be subject to higher failure rate, which could adversely impact our reputation and the growth of future business with the customers as a result.

        We have an existing dispute with one of our subcontractors over quality matters involving assembled product, and there can be no assurance that other disputes would not arise. In some instances, we do not have long-term assembly agreements with our assembly contractors. As a result, we do not have immediate control over our product delivery schedules or product quality. Due to the amount of time often required to qualify assemblers and testers and the high cost of qualifying multiple parties for the same products, we could experience delays in the shipment of our products if we are forced to find alternative third parties to assemble or test them. Any product delivery delays in the future could have a material adverse effect on our operating results and financial condition. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

        We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenue and gross profit.

        With certain exceptions related to products within our A&D segment, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory (the value of our inventory), our revenue and our operating results generally. Additionally, cancellation or significant reduction in significant customer programs, like those for next generation game station or servers, could materially affect our ability to achieve our revenue and gross profit targets.

        We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that our inventory will be adequate to meet our needs or will be salable at a future date.

        We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary materials, and build the proper mix and amount of inventory, otherwise our revenue and gross margin may be adversely affected. Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and operating results.

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

        Our distribution channel partners may return inventory which could negatively impact our financial results.

        Many of our distributors have some rights to return inventory under their stock rotation programs or may return inventory with the approval of the company or other circumstances. If these channel partners return a large amount of inventory, our operating results could be impacted by lower revenue and higher costs associated with inventory write-offs.

        We receive a significant portion of our revenue from a relatively small number of customers and distributors.

        Historically, a significant portion of our revenue has come from a relatively small number of customers and distributors. The loss or financial failure of any significant customer or distributor, any reduction in orders by any of our significant customers or distributors, or the cancellation of a significant order, could materially and adversely affect our business.

        We may fail to attract or retain the qualified technical, sales, marketing and managerial personnel, and key executive officers required to operate our business successfully.

        Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel, and key executive officers. Personnel with the necessary semiconductor expertise are scarce and competition for personnel with these skills is intense. We cannot assure you that we will be able to retain existing key technical, sales, marketing and managerial employees, and key executive officers or that we will be successful in attracting, assimilating or retaining other highly qualified technical, sales, marketing and managerial personnel and key executive officers in the future.

        Since the beginning of the Audit Committee-led Investigation, we have experienced significant turnover in some of our senior management positions. Our Board of Directors has appointed a new CEO and Acting CFO. We will need to implement procedures to ensure continuity of management in crucial areas, including the oversight of our financial reporting systems, financial controls and corporate governance practices. There can be no assurance that future changes in senior management personnel will not adversely affect our efforts in this regard. Similarly, there is no assurance that we will be able to retain any of our existing key personnel, or attract, assimilate and retain the additional personnel needed to support our business. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

        We have identified material weaknesses in our internal control over financial reporting, which could continue to impact our ability to report our results of operations and financial condition accurately and in a timely manner.

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment of our internal control over financial reporting, identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2007. For a detailed description of these material weaknesses, see Part II,

Item 9A of the 2007 Annual Report, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, including the number of continuing manual journal entries, the lack of integrated financial systems, the significant turnover of our finance organization personnel, and use of consultants to augment our accounting staff, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. In addition, it is possible that in the future other material weaknesses may be identified. All of these factors continue to increase the time and cost involved in preparing our financial statements and to undermine the credibility of such statements.

        We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

        We are in the process of developing and implementing remediation efforts for the identified material weaknesses, and this work will continue during fiscal year 2008 and after. There can be no assurance as to when the remediation plan will be fully developed, when it will be implemented and the aggregate cost of implementation. Until our remedial efforts are completed, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, there will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected.

        We have been named as a defendant in a class action lawsuit that may adversely affect our financial condition, results of operations and cash flows.

        We and certain of our former and current executive officers and directors are defendants in several securities class action lawsuits. These lawsuits are described in Part II, Item 1, "Legal Proceedings." Our attention may be diverted from our ordinary business operations by this lawsuit and we may incur significant expenses associated with the defense of this lawsuit (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

        Continuing negative publicity may adversely affect our business.

        As a result of the Audit Committee-led Investigation, restatement of our financial statements and related matters as discussed herein, we have been the subject of negative publicity. This negative publicity may have an effect on the terms under which some customers, lenders, landlords and suppliers are willing to continue to do business with us and could affect our financial performance and financial condition. We also believe that certain of our employees perceive themselves to be operating under stressful conditions, which may cause them to terminate their employment or, if they remain, result in reduced morale that could adversely affect our business. Continuing negative publicity also could have a material adverse effect on our business.

        Potential indemnification obligations and limitations of our current and former director and officer liability insurance could adversely affect us.

        Several of our current and former directors, officers and employees are or may become the subject of lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters on certain terms and conditions. Some of these indemnification obligations may not be covered by our directors' and officers' insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        Final outcomes from various tax audits are difficult to predict and an unfavorable resolution may negatively impact our financial results.

        From time to time, various taxing authorities audit our tax returns. We have identified various errors relating to our accounting for income taxes for the fiscal years 2001 through 2007. In particular, we identified errors in our intercompany transfer pricing adjustments and our accounting for certain types of foreign-earned income and distributions, deferred tax accounts, temporary differences, certain foreign currency gains and losses, and certain provisions related to tax effecting the elimination of profit-in-ending inventory. Tax authorities in various jurisdictions in which we operate may choose to audit our tax returns, either as originally filed or, in some cases, as amended, and matters related to our prior intercompany transfer pricing adjustment are or may be a matter of interest in connection with an investigation by the Internal Revenue Service and/or other taxing authorities. Although we have provided for the estimated tax liabilities, which have been included in the determination of our financial results, we cannot predict with certainty whether the amount of taxes, interest and/or penalties that may be assessed by the relevant tax authorities following the completion of any such audits (or investigations) will approximate the amount we have estimated. Accordingly, unpredicted unfavorable settlements of one or more tax audits (or investigations) may require additional use of cash and may materially and adversely impact our financial position or results of operations.

        Changes in our effective tax rate may have an adverse effect on our results of operations.

        Our future effective tax rates may be adversely affected by a number of factors including the jurisdictions in which profits are determined to be earned and taxed and the inter-company pricing related to those profits; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in share-based compensation expense; changes in tax laws or the interpretation of such tax laws (including transfer pricing guidelines); changes in generally accepted accounting principles; or the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

        In addition, we have made certain judgments regarding the realizability of our deferred tax assets. In accordance with SFAS No. 109, "Accounting for Income Taxes," the carrying value of the net deferred tax assets is based on our assessment whether it is more likely than not that we will generate sufficient future taxable income in the relevant jurisdictions to realize these deferred tax assets, after considering all available positive and negative evidence. If our assumptions and estimates change in the future given unforeseen changes in market conditions, tax laws or other factors, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, or credit additional paid-in capital, as applicable.

        Our A&D segment is subject to governmental regulation that exposes us to additional risks.

        Our A&D segment manufactures and sells certain products that are subject to U.S. export control laws and regulations. The A&D segment also manufactures and sells products that are sold directly or indirectly to the U.S. government and may subject us to certain government procurement regulations, investigations or review. While we maintain a system of control of such products and compliance with such laws and regulations, we cannot provide absolute assurance that these controls will always be effective. There are also inherent limitations on the effectiveness of controls including the failure of human judgment. If we fail to maintain an effective system of control or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product, all of which could have a material affect on our results.

        Quality control and similar standards are applicable to our facilities and the facilities of our contractors in which certain products of our A&D segment are manufactured, and these standards are subject to compliance review by certain U.S. Government agencies. Our use of third-party facilities meeting such standards is subject to negotiation of satisfactory agreements with those parties and if we cannot reach such agreements, our A&D segment may experience production constraints and its revenues may be materially reduced.

        Our business depends, in part, upon the efforts of third parties, which we can not control.

        We rely on our collaborative partners to manufacture certain of our products. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control. There can also be no assurance that these parties or any future parties will perform their obligations as expected which could have a material adverse affect on our financial condition and results of operations.

        The price of our common stock has fluctuated widely in the past and may fluctuate widely in the future.

        Our common stock, which is traded on The New York Stock Exchange, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts' estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock.

        In the past, following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against those companies. We can provide no assurance that our share price will remain stable on a going-forward basis.

        There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

        The semiconductor industry is capital intensive. Semiconductor manufacturing requires a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment. We are also attempting to add the appropriate level and mix of capacity to meet our customers' future demand. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment. Although we believe that anticipated cash flows from operations, existing cash reserves and other equity or debt financings that we may obtain will be sufficient to satisfy our future capital expenditure requirements, there can be no assurance that this will be the case or that alternative sources of capital will be available to us on favorable terms or at all.

        Our investments in certain securities expose us to market risks.

        We invest excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds, collateral-backed mortgage obligations and governmental securities. During fiscal year 2007 and later periods, we have seen a sharp decline in the value of our collateral backed mortgage obligations and certain other securities. If the negative market conditions continue we may not be able to hold these investments to maturity or may have to dispose of the investments while they are at a loss position, which could have a materially adverse impact on our results of operations, financial position and cash flows.

        We also hold as strategic investments the common stock of three publicly traded foreign companies, one of which is closely held. We have seen significant market fluctuations in the value of these equity investments. If we wished to dispose of certain shares of our investments during a market decline, we may be unable to dispose the shares immediately due to the illiquid nature of the investments and incur significant losses as a result.

        While we attempt to monitor the credit worthiness of our customers, we may from time to time be at risk due to the adverse financial condition of one or more customers.

        We have established procedures for the review and monitoring of the credit worthiness of our customers and/or significant amounts owing from customers. However, from time to time, we may find that, despite our efforts, one or more of our customers become insolvent or face bankruptcy proceedings (Delphi is currently one such customer). Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectible in whole or in part, or if our customers' financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

        Our continuing obligations under the transaction documents for the Divestiture could adversely affect our operating results.

        As part of the Divestiture, we have agreed to provide certain transition services related to the divested business and assets, including certain manufacturing, sales and marketing and administrative support services for a period of up to three years. Such services are not provided at levels of profitability commensurate with other aspects of our business and may be subject to unforeseen factors or other obligations or events which could adversely affect our profitability and operating results. Additionally, we have entered into a tax matters agreement that provides, among other things, that we will indemnify Vishay against certain tax liabilities that may arise, on certain terms and conditions.

        Additionally, Vishay has advised us of certain claims under the transaction documents related to the Divestiture including claims regarding the adjustment of net working capital for the PCS Business claims involving chemicals found in the groundwater at our former manufacturing plant in Italy, and certain product quality claims relating to periods at or prior to the consummation of the Divestiture. Vishay has also asserted that it is considering possible claims against us in connection with certain portions of the PCS Business, among them, allegations regarding business forecasts. While we do not believe that Vishay's claims have merit and intend to defend our position vigorously, there can be no assurance that Vishay would not bring one or more additional claims. Continuing covenants could involve changes to various aspects of our business or could involve costs or additional claims, and such matters, if resolved against us, could adversely affect our financial condition and results of operations.

        Large potential environmental liabilities may adversely impact our financial position, results of operations and cash flows.

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

        Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, we cannot assure you that changes in environmental laws or regulations will not require additional investments in capital equipment or the implementation of additional compliance programs in the future. Additionally, if we were to divest additional facilities, such facilities may undergo further environmental review and investigation which may lead to previously unknown environmental liabilities. Any present or prior failure to comply with environmental laws or regulations could subject us to serious liabilities and could have a material adverse effect on our operating results and financial condition.

        Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions.

        We have the $150.0 million Facility with a group of banks under which our ability to draw has been suspended pending the completion of the Audit Committee Investigation, becoming current in our financial reporting and the presence of no default. There can be no assurance that the suspension will be removed or that the credit facility will not be terminated or modified to impose more onerous terms.

        Our international operations expose us to material risks.

        We expect revenue from foreign markets to continue to represent a significant portion of total revenue. We maintain or contract with significant operations and equipment in foreign countries, including wafer fabrication and product assembly. Among others, the following risks are inherent in doing business internationally: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; war; terrorism, and foreign currency fluctuations.

        In addition, certain of our operations and products are subject to restrictions or licensing under U.S. export laws. If such laws or the implementation of these restrictions change, or if in the course of operating under such laws we become subject to claims, we cannot assure you that such factors would not have a material adverse effect on our financial condition and operating results.

        In addition, it is more difficult in some foreign countries to protect our products or IP rights to the same extent as is possible in the United States. Therefore, the risk of piracy or misuse of our technology and products may be greater in these foreign countries. Although we have not experienced any material adverse effect on our operating results as a result of these and other factors, we cannot assure you that such factors will not have a material adverse effect on our financial condition and operating results in the future.

        Unfavorable currency exchange rate fluctuations could adversely affect us.

        As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in foreign currencies. For example,

  •
  some of our manufacturing costs are denominated in Japanese Yen, European Union Euro, British Pound, and other foreign currencies; and

  •
  sales of our products are denominated in Japanese Yen, European Union Euro, British Pound, and other foreign currencies; and

  •
  some property, plant and equipment purchases are denominated in Japanese Yen, European Union Euro, British Pound, and other foreign currencies.

        Consequently, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes. We cannot assure you that these activities will be successful in reducing our foreign currency exchange rate exposure. Failure to do so could have a material adverse effect on us.

        Some of our facilities are located near major earthquake fault lines or high brush fire danger areas.

        Our corporate headquarters, one of our manufacturing facilities, one of our research facility and certain other critical business operations are located near major earthquake fault lines. In addition, one of our major manufacturing facilities is located in a high brush fire danger area. We could be materially and adversely affected in the event of a major earthquake or brush fire. Although we maintain the applicable insurance policies, we can give you no assurance that we have obtained or will maintain sufficient insurance coverage.

        Certain general economic and business factors not specific to the semiconductor industry that are largely out of our control may adversely affect our results of operations.

        We may experience a number of general economic and business factors, many of which are beyond our control. These factors include interest rates, recession, inflation, exchange rates, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Unfavorable changes in any of these factors or in other business and economic conditions affecting our customers could increase our costs or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.

        Our reported results can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, GAAP.

        Our financial reporting is subject to GAAP, and GAAP is subject to change over time. If new rules or interpretations of existing rules require us to change our financial reporting, our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial reporting.

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

        Natural disasters whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability. Such events could affect our domestic and international sales, disrupt our supply chains, and impair our ability to produce and deliver our products. While we do not have facilities located near the affected areas, such activities could affect physical facilities, primarily for raw materials and process chemicals and gases of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that natural events have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

ITEM 6.    EXHIBITS

Index:
3.1	Certificate of Incorporation, as Amended to date (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed with the Commission on July 19, 2005; Registration No. 333-117489)
3.2	Bylaws, as Amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 11, 2005)
10.1
Amendment and Waiver Agreement, dated as of March 30, 2007, by and among Vishay Intertechnology, Inc., Siliconix Inc., V.I.E.C., Ltd., Vishay Europe GmbH, Siliconix Semiconductor, Inc., acting in its function (hoedanigheid) as managing partner (beherend vennoot) of the limited partnership (commanditaire vennootschap), Siliconix Technology C.V., Vishay Americas, Inc., Vishay Asia Logistics Pte. Ltd., International Rectifier Corporation, International Rectifier Southeast Asia Pte Ltd. and IR International Holdings China, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)
10.2
Technology License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)
10.3
Technology License Back Agreement, dated as of April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)
10.4
Trademark License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)
10.5
IR Trademark License Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. (incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)
10.6
Amended and Restated Transition Services Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. (incorporated by reference to Exhibit 99.5 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)
10.7
Transition Product Services Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology and Vishay Asia Logistics Pte Ltd. (incorporated by reference to Exhibit 99.6 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)
10.8
Transition Buy Back Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology (incorporated by reference to Exhibit 99.7 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)

10.9
Transition IGBT/Auto Die Supply Agreement, dated as of April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology (incorporated by reference to Exhibit 99.8 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)
10.10
Indemnification Escrow Agreement, dated as of April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent (incorporated by reference to Exhibit 99.9 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2007)
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

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: August 1, 2008	/s/ PETER B. KNEPPER Peter B. Knepper Chief Financial Officer (Acting) (Duly Authorized Officer and Principal Financial and Accounting Officer)