Form 10-K
period 2007-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2008-08-01
CIK 316793

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7935

INTERNATIONAL RECTIFIER CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-1528961 (I.R.S. Employer Identification No.)

233 Kansas Street
El Segundo, CA 90245
(Address of Principal Executive Offices)(Zip Code)

Registrant's telephone number, including area code: (310) 726-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00	The New York Stock Exchange
Preferred Stock Purchase Rights	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's voting common stock, par value $1.00 per share, held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $2,418,855,115 (computed using the closing price of a share of Common Stock on December 28, 2007, reported by the New York Stock Exchange).

         There were 72,826,406 shares of the registrant's common stock, par value $1.00 per share, outstanding on July 25, 2008.

EXPLANATORY NOTE

        Along with this report, we are filing our amended quarterly report for the third quarter of fiscal year 2007 and our delayed quarterly reports for the first, second and third fiscal quarters of 2008 that were delayed due to questions raised in an independent investigation into certain accounting and financial reporting matters (the "Investigation") conducted by the Audit Committee of the Board of Directors ("Audit Committee") of International Rectifier Corporation (the "Company"). As a result of information discovered during the Investigation, certain accounts had to be reconstructed and errors and irregularities, including issues identified in additional accounting reviews and procedures conducted by management relative to those periods, required correction.

        In January 2007, the Audit Committee on its own initiative pursuant to its charter commenced the Investigation into accounting practices at the Company, on the basis of, among other things, published reports questioning the credibility of our ability to consistently meet earnings expectations. The Audit Committee engaged independent legal counsel to conduct the Investigation. Legal counsel worked with the assistance of forensic accountants and professional investigators engaged by counsel. As facts and irregular accounting practices were identified by the independent legal counsel, the Audit Committee was advised. Public disclosures were made on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 9, 2007, on Form 8-K/A, and Form 12b-25, both filed with the SEC on May 11, 2007, on Form 8-K and Form 12b-25, both filed with the SEC on August 31, 2007, on Form 12b-25 filed with the SEC on November 13, 2007, on Form 12b-25 filed with the SEC on February 11, 2008 and on Form 12b-25 filed with the SEC on May 12, 2008.

        The Audit Committee determined that our financial statements for the fiscal quarters ended September 30, 2003 through December 31, 2006 and for the fiscal years ended June 30, 2004 through June 30, 2006 should not be relied upon. Additional adjustments related to fiscal years ended June 30, 2003 and 2002 have been made in the Selected Financial Data table as adjustments in those periods affect fiscal year 2003. The Audit Committee also found material weaknesses in internal control over financial reporting for such periods and advised that management's report on internal control over financial reporting for the fiscal years ended June 30, 2005 and 2006 contained in our public reports should not be relied upon.

        Subsequent to April 9, 2007 and prior to the date of this Annual Report, during the progress of the Investigation, substantial management changes took place at our Company. At the end of our fiscal year 2007, our Chief Financial Officer ("CFO") was terminated, our Executive Vice President of Sales and Marketing resigned, and, in October 2007, our Company's Chief Executive Officer ("CEO") resigned. The Chairman of our Board retired on May 1, 2008. We appointed our General Counsel as acting CEO and commenced an executive search process for a new CEO. We made additional management changes and put in place a Special Committee of the Board, which was led by an Independent Lead Director, to assist in providing corporate oversight and to support the acting CEO. In February 2008, we named our new CEO, who brings extensive global experience in semiconductor operations, strategy, and business development. We also appointed a new acting CFO, designated a Chief Administrative Officer to oversee compliance and legal matters, appointed a new Vice President of Compliance reporting directly to the Audit Committee, elected three independent directors and appointed an independent Chairman of the Board.

        The independent legal counsel has advised the Audit Committee that the Investigation has been completed. The matters that have caused us to restate financial data previously reported are more fully discussed in Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data." For additional discussion of the Investigation, the accounting errors and irregularities identified, and the restatement adjustments, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatements of Consolidated Financial Statements" and Note 2 of Notes to Consolidated Financial

Statements included in Part II, Item 8, "Financial Statements and Supplementary Data." For a description of the material weaknesses identified by management as a result of the Investigation and our internal reviews, and management's plan to remediate those deficiencies, see Part II, Item 9A, "Controls and Procedures." Among other things, the independent legal counsel reported to the Audit Committee that evidence had been identified indicating certain personnel had directed and/or been involved in the judgmental adjustment of various elements of quarterly financial results in an effort to meet quarterly earnings targets.

        While the Investigation progressed, our management reviewed certain other accounting and tax practices, including an analysis of Company-wide revenue recognition practices. Management also has advised the Audit Committee that its review is complete.

        The corrections to the reports for the affected prior periods are contained in this report on Form 10-K and we are not filing separate corrections to those reports. We emphasize that those prior reports are not to be relied upon.

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled "Risk Factors" and "Critical Accounting Policies and Estimates" within "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our opinion only as of the date hereof. We undertake no duty or obligation to revise these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC.

PART I

ITEM 1.    BUSINESS

        International Rectifier Corporation ("IR" or the "Company") designs, manufactures and markets power management semiconductors. Power management semiconductors address the core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features on electronic devices and prolonging battery life.

        We pioneered the fundamental technology for power metal oxide semiconductor field effect transistors ("MOSFETs") in the 1970s, and estimate that the majority of the world's planar power MOSFETs use our technology. Power MOSFETs are instrumental in improving the ability to manage power efficiently. Our products include power MOSFETs, high voltage analog and mixed signal integrated circuits ("HVICs"), low voltage analog and mixed signal integrated circuits ("LVICs"), digital integrated circuits ("ICs"), radiation-resistant ("RAD-Hard™") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), high reliability DC-DC converters, PowerStage ("PS") modules, and DC-DC converter type applications.

        Our semiconductors are found in a wide variety of applications, such as:

Automotive Applications	Networking
Industrial Motors	Display
Consumer Electronics	Servers
Personal Computers	Game Stations
Household Appliances	Aerospace and Defense
Telecommunications

        With the demand for energy usage increasing worldwide, governments and consumers alike are striving to conserve energy and demand more efficient uses of power in everything from computers to appliances to military aircraft to hybrid cars. According to iSuppli Corporation, a semiconductor industry market research company, the market for power management semiconductors for 2008 is approximately $27.6 billion, primarily in three areas: voltage regulation, power switching transistors and ICs.

        The information technology, industrial, consumer, aerospace and defense and automobile industries use power management semiconductors to promote energy efficiency and improve performance metrics. Power management semiconductors enable energy savings of up to 60 percent, by delivering the power tailored for a particular electrical device, rather than delivering a constant stream of power. Additionally, high-density semiconductors are required to power highly sophisticated electronic devices, such as servers and storage, telecommunications, networking and cell phone infrastructure, desktop and laptop computers, and gaming devices.

Business Strategy and Segments

Business Strategy

        Since our introduction of the power MOSFET in the 1970's, we have improved the technology and design of our power management products while significantly expanding our offerings. Our mission has been to provide solutions that will continue to improve in their energy-efficient performance and reduce global energy consumption. Our business segments primarily address two key challenges.

        Our first challenge is energy savings, which we define as applications driven by a reduction of energy consumption. The main applications influenced by energy consumption are in automotive, motion control, lighting and display products, audio and visual products, and satellite and aerospace. Lowering the amounts of energy consumption of these applications can largely influence a buyer's decision as to whether or not to buy the product.

        Our second challenge is in promoting energy efficiency. For example, in data centers, high efficiency for enterprise servers, routers, switches and storage equipment needs to be delivered at very high power density. The smaller we can make our solutions, the more room remains for additional system functionality. Efficiency and power density are increasingly influencing the buyer's decision as to which solution to employ in their applications.

        As part of our strategy, we bring to our customers an experienced technical sales team that is recognized for its ability to assist customers in providing power management solutions for the customers' longer-term technology and product requirements. These technical sales teams are comprised of account managers and field application engineers. These teams interface with our customers and work closely with their designers to integrate our products to create greater energy efficiency. We have been known as an energy-efficient power management solutions company, by consistently working with customers to deliver new technologies in advance of their needs and solutions that align our products with our customers' roadmap. To better understand and respond to our customers' longer-term needs, our technical sales teams often directly communicate information from customers to the respective marketing and design center teams who address their technological needs.

        With the world continuing its focus on energy conservation, we develop technologies that will advance the state of the art in energy-efficiency. Our technologies help address the following: thermal management, which is the management of the heat load within an application; high frequency, which is the challenge in our customer's applications of placing components closer together that use little energy; high voltage, which is the challenge of moving a high amount of energy within an application; and cost reduction, which is the challenge of combining elements in smaller and smaller chips at a low cost. We believe our products and technologies are very competitive in these areas in the relevant market segments in which we compete.

Segments

        As further described below, we sold our Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") on April 1, 2007 (the "Divestiture"). Subsequent to the Divestiture in the fourth fiscal quarter ended June 30, 2007, our Chief Operating Decision Maker ("CODM") redefined our business segments to better focus on the two key power management challenges, energy savings and promoting energy efficiency. Beginning in the fourth fiscal quarter ended June 30, 2007, we reported our financial segments based on how our CODM reviewed and allocated resources for the businesses and assessed the performance of our business managers. We now report in seven segments: Enterprise Power ("EP"), Power Management Devices ("PMD"), PS, Energy-Saving Products ("ESP"), Aerospace and Defense ("A&D"), Intellectual Property ("IP") and Transition Services ("TS").

        As part of the PCS sale to Vishay, we agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which is reported separately in the TS segment. The results of the PCS Business through the Divestiture closing date were reported in our prior Commodity Products ("CP") and Non-Aligned Products ("NAP") segments, consistent with prior years and in line with our business segment reporting prior to our reorganization and the redefinition of our business segments by our CODM. For the fiscal year ended June 30, 2007, the financial results of the former NAP segment were included in discontinued operations and prior period results have been reclassified to conform to our current period presentation. Financial results of the former CP segment were not included in discontinued operations, as we expect to have significant involvement based on the significance of the cash flows to be derived from the PCS transition services.

        In addition, as part of our reorganization, whereas previously, power management MOSFETs were reported based on end market applications within the ESP segment and the previously reported Computing and Communication ("C&C") segment (which is now separated into the EP, PMD and PS segments), they are now reported within the PMD segment.

        Below is a description of our reportable segments:

  •
  The PMD segment consists of our discrete power MOSFETs, excluding DirectFET® and IGBTs. These products are multi-market in nature and therefore add value across a wide-range of applications and markets. The PMD segment targets power supply, automotive, notebook and industrial and commercial battery powered applications.

  •
  The ESP segment includes our HVICs, digital control ICs, intelligent power switch ICs, micro-electronic relay ICs, motion control modules, high voltage DirectFET® and IGBTs. ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light emitting diodes; advanced automotive solutions such as diesel injection and electric-gasoline hybrids; and consumer applications such as plasma televisions, LCD TV and class D audio systems. These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

  •
  The A&D segment includes our RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines and other defense and high-reliability applications. A&D's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in harsh environments such as space, underwater and underground, and certain medical applications.

  •
  The EP segment includes our low-voltage ICs (including XPhase® and SupIRBuck™), DirectFET® Power MOSFETs. Products within the EP segment are focused on data center applications (servers, storage, routers and switches), and communication infrastructure equipment end markets. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to our customers for their next generation applications that require a higher level of performance and technical service.

  •
  The PS segment is solely composed of our iPOWIR® product which is an optimized and versatile functional component that combines multiple power semiconductors, ICs, and passive elements into a single thermally enhanced package. The PS segment targets computers, switchers and routers, servers and game stations.

  •
  The IP segment includes revenues from the sale of our technologies and manufacturing process know-how, in addition to the operating results of our patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of our licensed MOSFET patents. Some of our power MOSFET patents have expired in calendar year 2007 and the broadest expire in calendar 2008. Certain of the MOSFET patents remain in effect through 2010. However, with the expiration of our broadest MOSFET patents, most of our IP segment revenue has ceased during the fourth quarter of fiscal year 2008. The strategy within IP is to concentrate on creating and using our IP primarily for the design and development of new value-added products, with opportunistic licensing where we believe it is consistent with our business.

  •
  The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing related support services being supplied to Vishay as part of the Divestiture. We target to substantially complete the transition services within three years following the consummation of the Divestiture.

  •
  The CP segment is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature. We sold the business reported within CP to Vishay as part of the Divestiture on April 1, 2007.

The Divestiture

        On April 1, 2007, we sold our PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part II, Item 8, Note 17, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

        The PCS Business consisted of our previously reported NAP and CP segments, and included our subsidiary operations in Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Nova Scotia, Canada, as well as certain equipment and business operations located in Temecula and El Segundo (California), Tijuana (Mexico) and Singapore. The PCS product lines sold included certain high voltage discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, multi-chip modules not containing ICs and certain other specified products.

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

        The Divestiture included essentially two components of our business. We reported one of these components, our former NAP segment, as an element of discontinued operations in our accompanying financial statements. The other and larger component, our former CP segment, was not presented as a discontinued operation due to the significance of our ongoing involvement relating to our transition services agreements ("TSAs") with Vishay.

        During the fiscal year ended June 30, 2007, in anticipation of the sale of the PCS Business, which represented about one-fourth of our business, we reviewed our overall manufacturing and support organizations and began to implement various cost-cutting measures. Our actions included terminating approximately 100 employees who were part of the PCS Business, as well as transferring approximately 1,300 other operating and support personnel to Vishay. As part of the employee terminations, we recorded $5.0 million in restructuring-related severance charges for the fiscal year ended June 30, 2007.

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

        To realign our business segments in the fiscal fourth quarter ended June 30, 2007, we assessed our business strategy going forward after the Divestiture. As part of this analysis, we determined that approximately $6.4 million of equipment was impaired, based on the review of the discounted cash flow analyses of forecasted business to be derived as a result of our strategy. In addition, in the third fiscal quarter ended March 31, 2007, we determined that approximately $11.7 million of our inventory should be written down to net realizable value. This $11.7 million charge included $9.6 million of write-offs related to older products that we no longer support.

Products and Technology

        The following table summarizes the types of products and end-market applications for our product segments:

        Excluded from the table below are our TS and IP segments, which are comprised primarily of services provided to Vishay related to the Divestiture and royalties from patent licensing and technology claim settlements, respectively. The table also excludes the CP segment which was sold to Vishay as part of the Divestiture.

	Power Management Devices	Energy-Saving Products	Aerospace & Defense	Enterprise Power	PowerStage
Revenues
2007	$416.5 million	$225.3 million	$157.0 million	$87.5 million	$84.1 million
2006*	$370.0 million	$200.6 million	$131.1 million	$68.3 million	$8.0 million
2005*	$380.2 million	$198.9 million	$126.7 million	$59.2 million	$15.8 million
Primary product function	Power conversion and management with the lowest RDS(on) and widest range of packages up to 250V for a diverse range of applications	Integrated design platforms that enable customers to add energy-conserving features that help achieve lower operating energy costs and manufacturing bill of material costs.	Discrete components, complex hybrid power module assemblies and rugged DC-DC converters utilize leading-edge power technology which, together with demanding environmental specifications.	Optimized power management system solutions that deliver power density, efficiency and performance in enterprise power.	Optimized and versatile functional component combines multiple power semiconductors, ICs, and passive elements into a single thermally enhanced package.
Type of products	Trench HEXFET® MOSFETs, discrete HEXFET® MOSFETs, dual HEXFET® MOSFETs, FlipFET®, FETKY®, hybrid HEXFET® MOSFETs	High voltage ICs, Digital control ICs, IRAM integrated power modules, Intelligent power switches, MER ICs, High Voltage DirectFET®s, IGBTs	RAD-Hard™ MOSFETs, power modules/hybrid solutions, motor controls, DC-DC converters	Low voltage ICs, DirectFET®s, SupIRBuck™, XPhase®	iP120x iP200x
End applications	Automotive, computing, communications, motor control	Automotive, motor control appliances, industrial automation, lighting and display, audio video	Commercial and military aircraft, launch vehicles, satellites, military ships, missiles, undersea telecommunication, submarines, oil drilling, medical devices	Servers, storage networks, routers, and switches, infrastructure equipment	Computers, switches, routers, servers and game stations
Major original equipment manufacturers	Alcatel-Lucent, Emerson, Cisco, Delta, Motorola, Nortel, Power-One	Bosch, Electrolux, Grundfos, Hitachi, LG, Matsushita, Nagares, Osram, Samsung, Sanyo, Regal-Beloit, Whirlpool	Lockheed Martin, Space System Loral, L-3 Communications, BAE, Boeing, Honeywell, Astrium, Northrop-Grumman	Delta, Emerson, HP, IBM, Intel, Microsoft	Sony, Cisco

*
As restated

Manufacturing

        Semiconductor manufacturing involves two phases of production: wafer fabrication and assembly. Wafer fabrication requires a sequence of process steps that expose silicon wafers to chemicals that change their electrical properties. The chemicals are applied in patterns that define cells or circuits within numerous individual devices, termed "die" or "chips" on each wafer. Assembly is the sequence of production steps that divide the wafer into individual chips and enclose the chips in structures, termed "packages" which make them usable in a circuit. Power semiconductors generally use process technology and equipment already proven in the manufacturing of ICs.

        Our strategy is to build our products using a combination of internal factories and external contract manufacturers. We use our internal factories to manufacture our new products and products where we utilize proprietary technologies. We also manufacture our high volume products at our factories since we are able to achieve relatively high equipment utilization and competitive product costs. We use contract manufacturers in wafer fabrication and assembly for additional capacity and to manufacture certain of our older technology products. On industry standard products, our contract manufacturing partners are able to provide competitive costs through their economies of scale that they achieve from spreading their capacity across many customers.

        We currently have wafer fabrication and/or assembly facilities in California, Arizona, Massachusetts, Mexico and Wales, United Kingdom. In addition, we have equipment at or manufacturing supply agreements with subcontractors located in China, Israel, Korea, Malaysia, Philippines, Taiwan, Thailand, the United States and Vietnam. Our Newport, Wales facility provides wafer fabrication capacity for our most advanced mixed-signal, analog and MOSFET processes. Our wafer fabrication facility in Temecula, California is used primarily for MOSFET-related processes. We have a high-voltage power management IC wafer fabrication facility in El Segundo, California. We also have engaged foundry services for wafer fabrication abroad. Assembly operations for products used in the A&D applications are located in Leominster, Massachusetts; Santa Clara, California; and Tijuana, Mexico. Our high-volume assembly lines for power MOSFETs and IGBTs are located in our facility in Tijuana, Mexico. We also assemble power MOSFETs and other products in subcontracted facilities abroad. Our Mesa, Arizona facility provides specialty silicon epitaxial services both in-house and to third parties.

Marketing, Sales and Distribution

        Our sales organization consists of in-house sales employees, external sales representatives, in-house field application, manufacturing and quality engineers. The function of the sales organization is to identify energy-efficient opportunities within our key customer applications, assist our original equipment manufacturer ("OEM") customers in designing our products into their applications, and providing longer-term solutions based on our customers' technology and product requirements. In many circumstances, we sell our products to the contract manufacturer of the OEM. We also leverage our distribution partners whose larger sales force, account network, inventory programs and logistics services provide our customers with additional distribution options. In the fiscal year ended June 30, 2007, we derived 41.2 percent, 53.8 percent and 5.0 percent of our revenues from direct sales to the OEMs, our distributors, and contract manufacturers, respectively.

        The goal of our marketing organization is to consolidate specific inputs from our customers and competition with the information gathered from our internal research and development ("R&D"), in order to develop enhanced solutions that can address our customers' requirements. Our marketing activities include identifying the existing products that may be incorporated into our customers' products more effectively. Our marketing group also includes the determination that new solutions should be designed in order to exceed the capabilities of the products currently on the market.

        For financial information about the results for our geographic areas for each of the last three fiscal years, refer to Part II, Item 8, Note 9, "Segment Information" of Notes to Consolidated Financial Statements. For the risks attendant to our foreign operations, see Part I, Item 1A, "Risk Factors—Our international operations expose us to material risks."

Customers

        Our devices are incorporated in subsystems and end products manufactured by other companies. Our customers include OEMs, distributors and contract manufacturers. No customer accounted for more than ten percent of our consolidated revenue for the fiscal year ended June 30, 2007. The majority of our products in our ongoing business segments, including those in the PMD, ESP, A&D, EP and PS segments, are sold directly to OEM customers or distributors. No single customer accounted for more than ten percent of the revenues in our other segments. However, for the fiscal year ended June 30, 2007, approximately 5.9 percent of our consolidated revenue was associated with the shipment of one product either directly to or through our distributors to one OEM.

        The transition services provided to Vishay in connection with the Divestiture did not exceed five percent of our total consolidated revenue in fiscal year 2007, as the closing took place at the end of our third quarter. We anticipate the transaction services paid for by Vishay may exceed five percent of our total consolidated revenue in fiscal year 2008.

        Our major distributors, based on revenue, include Arrow Electronics, Avnet, Future Electronics, Weikeng and Zenitron for the fiscal year ended June 30, 2007. Our major contract manufacturers included Celestica, Flextronics, Jabil, Sanmina-SCI and Solectron for the fiscal year ended June 30, 2007. Our major OEMs by revenue for our ongoing product segments for the fiscal year ended June 30, 2007 are as follows:

Segment:	Customers
Power Management Devices	Alcatel-Lucent, Emerson, Cisco, Delta, Motorola, Nortel and Power-One
Energy-Saving Products	Bosch, Electrolux, Grundfos, Hitachi, LG, Matsushita, Nagares, Osram, Samsung, Sanyo, Regal-Beloit and Whirlpool
Aerospace and Defense	Lockheed Martin, Space System Loral, L-3 Communications, BAE, Boeing, Honeywell, Astrium and Northrop-Grumman
Enterprise Power	Delta, Emerson, HP, IBM, Intel and Microsoft
PowerStage	Sony and Cisco

Competition

        We encounter differing degrees of competition for our various products, depending upon the nature of the product and the particular market served. Generally, the semiconductor industry is highly competitive and subject to rapid price changes and product design changes. Several of our competitors are larger companies with greater financial resources. We believe that we differentiate from our competitors by our comprehensive line of power management products and our ability to combine these products into compact, cost-effective packages and system-level solutions. Our products compete with products manufactured by others on the basis of enabling capability, performance, reliability, quality, price, delivery time to customer and service (including technical advice and support).

        Our major competitors for fiscal year ended June 30, 2007 are as follows:

Segment:	Competitors
Power Management Devices	Fairchild, STMicroelectronics, ON Semiconductor and Infineon
Energy-Saving Products	STMicroelectronics, Infineon, NXP, Fairchild, Renesas, Toshiba, Mitsubishi
Aerospace and Defense	Interpoint, VICOR, VPT, MS Kennedy, Microsemi, Intersil, Linear Technology, STMicroelectronics
Enterprise Power	Intersil, ON Semiconductor, Renesas, Volterra, Infineon
PowerStage	Renesas, Toshiba, NXP

Research and Development

        Our R&D program focuses on power management ICs and power conversion functional components such as the advancement and diversification of our power MOSFET and IGBT switch product lines, as well as iPOWIR® and iRAM™ PS multi-chip modules. We have been developing and introducing some of the most advanced power management products and new architectures for the next-generation of applications, including new game stations, high-performance servers, hybrid vehicles and energy-efficient appliances. We continue to commit to R&D to generate new patents and other IP and concentrate on incorporating our technologies into our products. In the fiscal years ended June 30, 2007, 2006 and 2005, we spent $122.8 million (10.2 percent of revenue), $104.1 million (10.3 percent of revenue), and $99.4 million (9.5 percent of revenue), respectively, on R&D activities.

        Our design centers are located throughout the world, including the United States, the United Kingdom, Denmark, Italy, France, and Singapore. During fiscal year 2007, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served markets. These products also highlighted our focus on delivering integrated solutions and extensive applications support. Among them were a) tailored iMOTION™ integrated design platform for variable speed pumps, b) ICs and chipsets improving power density and efficiency in DC-DC applications found in high performance computers and servers, c) the continued expansion of our popular XPhase® and DirectFET® product families, d) ICs for Class D audio, electronic lighting ballasts and motor control, e) several "application-ready" reference designs for point-of-load DC/DC conversion, multi-channel Class D audio, lighting and motor control, f) our SmartRectifier™ ICs helping computer and consumer entertainment devices meet emerging system and standby power regulations, and g) radiation hardened DC-DC converter modules for space satellite power applications.

Intellectual Property

        We continue to make significant investments in developing and protecting our IP. In the past fiscal year, we added over 160 patents worldwide. We have approximately 480 issued unexpired U.S. patents and over 1,000 patent applications pending worldwide. We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademark HEXFET® and DirectFET®. We believe that our IP contributes to our competitive advantage.

        We are committed to enforcing our patent rights, including through litigation if necessary. Through successful enforcement of our MOSFET patents over the past decade, we have historically entered into a number of license agreements, generated royalty income, and received substantial settlement payments.

        We report within the IP segment revenues from the sale of our technologies and manufacturing process know-how, in addition to reporting the operating results of our patent licensing and settlements of claims brought against third parties. In the fiscal years ended June 30, 2007, 2006 and 2005, we derived $44.2 million, $38.8 million and $38.0 million of royalty revenues, respectively. IP segment revenue is dependent on the unexpired portion of our licensed MOSFET patents, the continued enforceability and validity of those patents, the ability of our competitors to design around our MOSFET technology or develop competing technologies, and general market conditions. The continuation of such royalties is subject to a number of risks (see Part I, Item 1A, "Risk Factors—Our ongoing protection and reliance on our IP assets expose us to risks"). Some of the MOSFET patents that have generated royalties and settlements expired in calendar year 2007 and the broadest expire in calendar year 2008. Certain of the MOSFET patents remain in effect through 2010. However, with the expiration of our broadest MOSFET patents, most of our IP segment revenue has ceased during the fourth quarter of fiscal year 2008.

        Aside from our MOSFET technologies, our IP strategy has been to use our IP primarily for the design and development of a value-added family of products, and to defend those products in the marketplace, with opportunistic licensing where we believe it is consistent with our business. In our IP segment, we concentrate our efforts on the licensing of technologies or fields of use that have application beyond our product groups or which no longer align with our long-term business strategies for our product groups. We also target certain technologies for licensing that we believe help establish our product platforms and structures as industry standards and thereby enhance the growth of our products in various end market applications.

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

        Additionally, under some of these laws and regulations, we could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, we may be subject to common law claims if released substances damage or harm third parties. We cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on our results of operations, financial position or cash flows, as could any failure by us to comply with environmental laws and regulations.

        As part of the environmental review process, we provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to our Mesa, Arizona and Temecula, California facilities. We have taken steps to correct the alleged deficiencies. However, subsequent to the end of our fiscal year ended June 30, 2007, in the fiscal quarter ended September 30, 2007, we received a notification of proposed penalty in Mesa, Arizona from local environmental authorities in the amount of approximately $2.4 million, which we settled for $98,500 in December 2007. We have not yet been assessed any penalties with respect to the disclosures made for our Temecula, California facility. Additionally, during negotiations for the Divestiture, chemical compounds were discovered in the groundwater underneath one of our former manufacturing plants in Italy. We have advised appropriate governmental authorities and are awaiting further reply to our inquiries, with no current orders or directives on the matter outstanding from the governmental authorities.

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

        In about November 2007, we were named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH)(JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles downgradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including us, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the EPA considers them to be responsible for the groundwater plume near the Angeles Facility which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on CERCLA, nuisance and trespass and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and cleanup the contamination and to recover damages. We previously entered into a settlement with other parties associated with the Omega Site pursuant to which we paid those entities money in exchange for an agreement to defend and indemnify us with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that our volumetric share of wastes sent to the Omega Site was in the range of 0.08%. We believe that much, if not all of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, we have tendered the complaint to several of our insurance carriers who have agreed to defend under a reservation of rights. Therefore, we do not expect our out of pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage, and the fact that our volumetric share of Omega Site wastes was less than 0.1%, we do not believe that an adverse judgment against us would be material.

Employees

        As of June 30, 2007, we employed approximately 5,500 people, approximately 4,200 of which were employed in North America, 1,000 in Europe and 300 in Asia Pacific and Japan. In connection with the Divestiture, during the fiscal year ended June 30, 2007, we reduced our employee base by approximately 1,400, including approximately 250 in Italy who were party to a collective bargaining agreement. As of June 30, 2007, none of our U.S. employees have collective bargaining agreements and we consider our relations with our employees to be good. In some jurisdictions outside the United States, from time to time, employees may be covered by certain statutory, special or other arrangements, like work councils, that may seek benefits for covered personnel. We believe our relationships with any such organizations are good.

Available Information

        We file, with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished. These reports may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about us. The SEC's Internet address is http://www.sec.gov.

        Our Internet address is http://www.irf.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        We also make available, free of charge, through our corporate governance website, our corporate charter, bylaws, Corporate Governance Guidelines, charters of the committees of our Board of Directors, code of ethics and other information and material, including information about how to contact our Board of Directors, our committees and their members. To find this information and materials, visit our corporate governance section of our website at www.irf.com.

        Information made available on our website is not incorporated by this reference into this report.

Section 303A.12 of New York Stock Exchange Listed Company Manual Disclosure

        Pursuant to Rule 303A.12(A) of the New York Stock Exchange ("NYSE") Listed Company Manual, we submitted to the NYSE last year a Section 303A.12(a) Chief Executive Officer ("CEO") Certification as required by such rule. We are filing with the SEC the CEO and Chief Financial Officer (acting) ("Acting CFO") certifications, without qualification, required under Section 302 of the Sarbanes-Oxley Act of 2002 as to this Form 10-K with respect to our 2007, 2006 (As Restated) and 2005 (As Restated) fiscal years.

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

        During the course of the Investigation led by our Audit Committee of Board of Directors ("Audit Committee") and following its completion, our representatives met with representatives of the SEC, the Internal Revenue Service, the Office of the U.S. Attorney and other governmental officials to keep them advised as to the course of the Investigation. We continue to share information with the SEC and other governmental officials and are currently responding to subpoenas for records from the SEC. Adverse developments in connection with requests by the SEC or other governmental agencies, could negatively impact us and divert our resources and the focus of our management team from our ordinary business operations. In addition, we may incur significant expenses associated with responding to these investigations (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be subject to such investigation(s)), and we may be required to pay criminal or civil fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us. It is also possible that the existence, findings and outcome of these inquiries may have a negative impact on lawsuits that are pending or may be filed against us, the trading prices of our securities and our ability to access the capital markets. See Part I, Item 3, "Legal Proceedings" for a more detailed description of these proceedings.

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

        We have traditionally relied on our patents and proprietary technologies. Patent litigation settlements and royalty income substantially contribute to our financial results. Enforcement of our IP rights is costly, risky and time consuming. We cannot assure you that we can successfully continue to protect our IP rights, especially in foreign markets. Certain of our key MOSFET patents expired during calendar year 2007 with the broadest expiring in calendar year 2008. Certain of our MOSFET patents will remain in effect through 2010. We expect that with the expiration of our key MOSFET patents, most of our royalty revenue will cease during the fourth quarter of fiscal year 2008.

        Our royalty income is also largely dependent on the following factors: remaining coverage under unexpired MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; the defensibility and enforceability of our patents; changes in our licensees' unit sales, prices or die sizes; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenue from new licensing opportunities. Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly adversely affect royalty income. We also cannot guarantee that we can obtain new licenses to offset reductions in royalties from existing licenses. While we try to predict the effects of these factors and efforts, often there are variations or factors that can significantly affect results different from that predicted. Accordingly, we cannot guarantee that our predictions of our IP segment revenue will be consistent with actual results. We also cannot guarantee that our royalty income will continue at levels consistent with prior periods. Any decrease in our royalty income could have a material adverse effect on our operating results and financial condition.

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

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an assessment of our internal control over financial reporting, identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2007. For a detailed description of these material weaknesses, see Part II, Item 9A, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, including the number of continuing manual journal entries, the lack of integrated financial systems, the significant turnover of our finance organization personnel, and use of consultants to augment our accounting staff, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. In addition, it is possible that in the future other material weaknesses may be identified. All of these factors continue to increase the time and cost involved in preparing our financial statements and to undermine the credibility of such statements.

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

        We and certain of our former and current executive officers and directors are defendants in several securities class action lawsuits. These lawsuits are described in Part I, Item 3, "Legal Proceedings." Our attention may be diverted from our ordinary business operations by this lawsuit and we may incur significant expenses associated with the defense of this lawsuit (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

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

        From time to time, various taxing authorities audit our tax returns. We have identified various errors relating to our accounting for income taxes for the fiscal years 2001 through 2007. In particular, we identified errors in our intercompany transfer pricing adjustments and our accounting for certain types of foreign-earned income and distributions, deferred tax accounts, temporary differences, certain foreign currency gains and losses, and certain provisions related to tax effecting the elimination of profit-in-ending inventory. Tax authorities in various jurisdictions in which we operate may choose to audit our tax returns, either as originally filed or, in some cases, as amended, and matters related to our prior intercompany transfer pricing adjustments are or may be a matter of interest in connection with an investigation by the Internal Revenue Service and/or other taxing authorities. Although we have provided for the estimated tax liabilities, which have been included in the determination of our financial results, we cannot predict with certainty whether the amount of taxes, interest and/or penalties that may be assessed by the relevant tax authorities following the completion of any such audits (or investigations) will approximate the amount we have estimated. Accordingly, unpredicted unfavorable settlements of one or more tax audits (or investigations) may require additional use of cash and may materially and adversely impact our financial position or results of operations.

        Changes in our effective tax rate may have an adverse effect on our results of operations.

        Our future effective tax rates may be adversely affected by a number of factors including the jurisdictions in which profits are determined to be earned and taxed and the inter-company pricing related to those profits; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in share-based compensation expense; changes in tax laws or the interpretation of such tax laws (including transfer pricing guidelines); changes in generally accepted accounting principles ("GAAP"); or the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

        In addition, we have made certain judgments regarding the realizability of our deferred tax assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the carrying value of the net deferred tax assets is based on our assessment whether it is more likely than not that we will generate sufficient future taxable income in the relevant jurisdictions to realize these deferred tax assets, after considering all available positive and negative evidence. If our assumptions and estimates change in the future given unforeseen changes in market conditions, tax laws or other factors, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, or credit additional paid-in capital, as applicable.

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

        Our business depends, in part, upon the efforts of third parties, which we cannot control.

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

        Our common stock, which is traded on the NYSE, has experienced and may continue to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in financial results, earnings below analysts' estimates and financial performance and other activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially. In addition, in recent periods, our common stock, the stock market in general and the market for shares of semiconductor industry-related stocks in particular have experienced extreme price fluctuations which have often been unrelated to the operating performance of the affected companies. Any similar fluctuations in the future could adversely affect the market price of our common stock.

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

        As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in foreign currencies. For example,

  •
  some of our manufacturing costs are denominated in Japanese Yen, European Union Euro, British Pound and other foreign currencies; and

  •
  sales of our products are denominated in Japanese Yen, European Union Euro, British Pound and other foreign currencies; and

  •
  some property, plant and equipment purchases are denominated in Japanese Yen, European Union Euro, British Pound and other foreign currencies.

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

        Our reported results can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles generally accepted in the United States of America ("GAAP").

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of the date of this Annual Report on Form 10-K, there are no unresolved Staff comments regarding our previously filed periodic or current reports under the Securities Exchange Act of 1934, as amended ("Exchange Act").

ITEM 2.    PROPERTIES

        We maintain manufacturing and office facilities around the world. Our manufacturing facilities, design centers and business offices as of July 25, 2008, are in the following locations:

Location	Owned	Leased	Semiconductor Fabrication	Assembly/ Module Manufacturing	Design Center	Business Office
El Segundo, California (U.S.A.)	X	X	X		X	X
Temecula, California (U.S.A.)	X		X			X
Santa Clara, California (U.S.A.)		X		X	X
Irvine, California (U.S.A.)		X			X
Mesa, Arizona (U.S.A.)	X		X
Durham, North Carolina (U.S.A.)		X			X
Leominster, Massachusetts (U.S.A.)	X			X	X
St. Paul, Minnesota (U.S.A.)		X	X
North Kingstown, Rhode Island (U.S.A.)		X			X
Tijuana, Mexico	X			X		X
Oxted, England (U.K.)	X				X
Reigate, England (U.K.)		X				X
Newport, Wales (U.K.)	X		X
Skovlunde, Denmark		X			X
Provence, France		X			X
Neu Isenburg, Germany		X				X
Pavia, Italy		X			X
Singapore		X				X
Shanghai, China		X				X
Shenzhen, China		X				X
Seoul, Korea		X				X
Tokyo, Japan		X				X

        Our manufacturing facilities in Santa Clara, California and Leominster, Massachusetts are dedicated for use by the A&D business segment. With the exception of the facilities at these two locations, the rest of our fabrication and assembly facilities are shared by the PMD, ESP, A&D, EP, and PS segments. The IP segment generally operates out of our El Segundo, California business office. Our Temecula, California and Tijuana, Mexico facilities include certain manufacturing and production activities related to the TS segment, and the sale of the PCS Business to Vishay as part of the Divestiture (see also Part II, Item 8, Note 3, "Discontinued Operations and Divestiture").

        We believe our facilities are adequate for current and anticipated near-term operating needs. During the fiscal quarter March 31, 2008, we operated at approximately 89 percent, down from over 90 percent at the end of the June 30, 2006 fiscal year, of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity. The decline in operating capacity primarily reflects the build up of inventory to meet anticipated demand which is slow to materialize, and shifting capacity to the production of more complex products.

        In fiscal years 2008 and 2009, we plan to close two R&D facilities, one in Oxted, England and the other in El Segundo, California.

        In addition to the facilities listed above, we have sales or technical support offices located in Canada, China, Denmark, Finland, France, Germany, Hong Kong, India, Italy, Japan, Mexico, the Philippines, Russia, Singapore, South Korea, Sweden, Switzerland, Taiwan, the United Kingdom and the United States.

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

        International Rectifier Securities Litigation.    Following our disclosure on April 9, 2007 that our Audit Committee was conducting the internal Investigation into certain revenue recognition matters, a series of putative class action lawsuits was filed against IR in the United States District Court for the Central District of California. Edward R. Koller filed the first complaint, on April 17, 2007, on behalf of a putative class of purchasers of IR stock from October 27, 2005 through April 9, 2007 ("Original Class Period"). The complaint named as defendants IR and certain of its present and former officers and directors and alleged violations of Sections 10(b) and 20(a) of the Exchange Act based upon revenue recognition errors at our Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed Massachusetts Laborers' Pension Fund and General Retirement System of the City of Detroit (together, "Co-Plaintiffs") as co-lead plaintiffs.

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

        Governmental Investigations.    We are cooperating fully with investigators from the SEC Division of Enforcement regarding matters relating to the Audit Committee Investigation described in this report. We are currently responding to subpoenas for records from the SEC, and we continue to cooperate with the U.S. Attorney's Office and the Internal Revenue Service who are looking into matters relating to the Audit Committee Investigation and other matters described in this report.

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

        Angeles v. Omega.    In November 2007, we were named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471(TJH)(JWJx) (C.D. Cal.). The Plaintiffs own or operate the Angeles Facility which is located approximately one and a half miles downgradient of the Omega Site in Whittier, California. Numerous parties, including us, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the EPA considers them to be responsible for the groundwater plume near the Angeles Facility which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on CERCLA, nuisance and trespass and also seek declaratory relief. Plaintiffs seek to require the Defendants to investigate and cleanup the contamination and to recover damages. We previously entered into a settlement with other parties associated with the Omega Site pursuant to which we paid those entities money in exchange for an agreement to defend and indemnify us with regard to certain environmental claims. In that agreement, it was estimated that our volumetric share of wastes sent to the Omega Site was in the range of 0.08%. We believe that much, if not all of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, we have tendered the complaint to several of our insurance carriers who have agreed to defend under a reservation of rights. Therefore, we do not expect our out of pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage, and the fact that our volumetric share of Omega Site wastes was less than 0.1%, we do not believe that an adverse judgment against us would be material.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Additional Item. Executive Officers of the Registrant

        The non-employee Chairman of the Board and executive officers of IR as of the date of this Annual Report on Form 10-K are:

Name	Age	Position
Richard J. Dahl	57	Chairman of the Board
Oleg Khaykin	43	President and Chief Executive Officer
Donald R. Dancer	57	Executive Vice President and Chief Administrative Officer
Peter B. Knepper	59	Chief Financial Officer (Acting)
Michael Barrow	54	Executive Vice President and Chief Operations Officer
Tim Bixler	41	Vice President, Secretary and General Counsel

        Richard J. Dahl has been a director since February 2008. He was appointed Chairman of the Board on May 1, 2008. Mr. Dahl has served as director of the NYSE listed IHOP Corporation since 2004, where he presides as Chairman of the Audit Committee and was Chairman of the Special

Committee of the Board formed to oversee IHOP's successful bid to acquire Applebee's International. From 2002 to 2007, Mr. Dahl held various executive level positions with the Dole Food Company, Inc. ("Dole"), most recently as President and Chief Operating Officer from 2004 to 2007, and served as a member of its Board of Directors. Prior to his work at Dole, Mr. Dahl was President and Chief Operating Officer of Bank of Hawaii Corporation.

        Oleg Khaykin joined us in March 2008 as President and CEO. He was appointed a director promptly following March 1, 2008. Prior to joining us, Mr. Khaykin was Chief Operating Officer for Amkor Technology, Inc. ("Amkor"), which he joined in 2003 as Executive Vice President of Strategy and Business Development. Prior to his work at Amkor, Mr. Khaykin held various positions of increasing leadership at Conexant Systems Inc. and its spin-off Mindspeed Technologies Inc. from 1999 to 2003, where he most recently served as Vice President of Strategy and Business Development. Before joining Conexant, Mr. Khaykin was with The Boston Consulting Group.

        Donald R. Dancer joined us in August 2002 as Vice President, Secretary and General Counsel. He was promoted to Executive Vice President in November 2005. He served as acting CEO from August 2007 to February 2008. Mr. Dancer was appointed as Executive Vice President and Chief Administrative Officer in March 2008, and he retained the positions of General Counsel and Secretary on an interim basis. Prior to joining IR, Mr. Dancer served 22 years in various senior legal positions with the General Electric Company ("General Electric") and most recently was General Counsel for GE Industrial Systems Solutions.

        Peter B. Knepper has been assisting us since January 2008 as a partner with Tatum LLC and since April 16, 2008 he has served as Acting CFO. He has advised and held senior financial management positions with several prominent corporations including interim CFO from January to June 2006 at MDI, Inc., a publicly traded company, and Executive Vice President and CFO for Key3Media Group, Inc. from March 2000 through June 2003. Prior to Key3Media Group, Inc., Mr. Knepper served for 10 years as Senior Vice President and CFO of Ticketmaster Group, Inc.

        Michael Barrow joined us in April 2008 as Executive Vice President and Chief Operations Officer. Prior to joining IR, Mr. Barrow most recently served as Senior Vice President of the Flip Chip and Wafer Level Business Unit for Amkor Technology, Inc., where Mr. Barrow served in various positions since late 2003. Prior to his work at Amkor, Mr. Barrow served 12 years in various leadership roles at Intel Corporation, most recently as Technology General Manager of Intel's Communications Group.

        Tim Bixler joined us in July 2008 as Vice President, Secretary and General Counsel. Prior to joining us, Mr. Bixler most recently served as Senior Counsel of the Homeland Protection Business Unit of General Electric, which he joined in 2001 as Business Counsel for GE Plastics. Prior to his work at General Electric, Mr. Bixler served as General Counsel for eMD.com and also served as counsel for Ashland Inc./APAC, Inc. Mr. Bixler also spent three years at the law firm of Arnall, Golden & Gregory.

PART II

ITEM 5.    MARKET FOR THE REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NYSE under the symbol "IRF." There were 1,389 holders of record of our common stock as of July 25, 2008. On July 25, 2008, the closing price of the common stock on the NYSE was $17.24. Stockholders are urged to obtain current market quotations for the common stock. For equity compensation plan information, please refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

        In September 2007, the NYSE notified us that we had failed to file timely our Annual Report on Form 10-K for our fiscal year ended June 30, 2007, and that subject to continuing review by the NYSE, would have until March 17, 2008 to file that report with the SEC or the NYSE would commence its procedures for delisting us from the Exchange. In March 2008, upon application by us, the NYSE granted us an additional three month period (until June 17, 2008), subject to continuing review, in which to file the report, and on June 12, 2008, the NYSE granted us a final three-month period (until September 17, 2008) in which to file the report. With the filing of this report, we believe we have now satisfied our requirement for the filing of an annual report for our 2007 fiscal year.

        As of fiscal year ended June 30, 2007, 14.7 million common stock shares are reserved for issuance under our stock option plans, of which 11.8 million stock options and restricted stock units are outstanding and 2.9 million are available for future grants. As of fiscal year ended June 30, 2007, 9.9 million stock option and restricted stock units are exercisable at an average exercise price of $40.98.

Dividends

        No cash dividends have been declared to stockholders during the past three years, and we do not expect to declare cash dividends in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions. In addition, our bank credit agreement currently includes covenants putting limitations on certain dividend payments.

Stock Prices

        The following table contains stock sales prices for each quarter of fiscal years 2008, 2007 and 2006:

Fiscal Year	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	High	Low	High	Low	High	Low	High	Low

2008	$39.50	$30.77	$35.54	$31.67	$33.97	$20.63	$25.30	$19.76
2007	38.75	32.38	41.37	33.50	43.95	37.00	38.80	34.11
2006	55.82	43.17	45.44	27.86	41.81	33.02	48.54	37.79

Stock Performance

        The following graph compares the cumulative total stockholder return of our common stock during the last five fiscal years and through fiscal year 2008 with (i) the cumulative total return of the Standard and Poor's 500 Stock Index and (ii) the cumulative total return of the Standard and Poor's High Technology Composite Index. The comparison assumes $100 was invested on June 30, 2002 in our common stock and in each of the foregoing indices and the reinvestment of dividends through fiscal year ended June 30, 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	End of Fiscal Year
	2002	2003	2004	2005	2006	2007	2008
International Rectifier	$100	$96	$129	$163	$134	$128	$68
S&P 500 Index	100	100	114	121	128	152	129
S&P 500 Index Information Technology	100	109	131	128	129	161	149

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables include selected summary financial data for each of our last five fiscal years and include adjustments to reflect the Divestiture and the classification of the results of our previously reported NAP segment sold as part of the Divestiture as discontinued operations. See Part II, Item 8, Note 3, "Discontinued Operations and Divestiture," to Notes to Consolidated Financial Statements. As discussed in Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements," our selected financial data as of and for our fiscal years ended June 30, 2006, 2005, 2004 and 2003 have been restated and this data should be read in conjunction with Part II, Item 8, "Financial Statements and Supplementary Data," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("MD&A"). We have not amended any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

	Fiscal Year Ended June 30,
		As restated
Statements of Income Data(1)
	2007	2006	2005	2004	2003
(In thousands except per share data)
Revenues	$1,202,469	$1,014,800	$1,050,514	$935,973	$749,284
Cost of sales	741,111	588,934	568,538	549,415	480,130

Gross profit	461,358	425,866	481,976	386,558	269,154
Selling and administrative expense	212,088	196,766	174,721	158,083	143,296
Research and development expense	122,794	104,102	99,399	84,037	70,604
Amortization of acquisition-related intangible assets	1,889	3,330	3,976	3,739	3,564
Asset impairment, restructuring and other charges (credits)	10,398	87	(1,964)	10,083	162,220
Gain on royalty settlement	—	—	2,650	7,800	—

Operating income (loss)	114,189	121,581	208,494	138,416	(110,530)
Other (income) expense, net	(6,257)	(15,786)	(1,581)	(487)	22
Interest (income) expense, net	(16,036)	(6,784)	1,194	1,033	(131)

Income (loss) from continuing operations before income taxes	136,482	144,151	208,881	137,870	(110,421)
Provision (benefit) for income taxes	62,995	93,987	104,113	46,897	(15,188)

Income (loss) from continuing operations	73,487	50,164	104,768	90,973	(95,233)
Income (loss) from discontinued operations, net of taxes	4,255	(13,654)	(19,774)	(15,019)	(17,435)

Net income (loss)	$77,742	$36,510	$84,994	$75,954	$(112,668)

Net income (loss) per common share (Note 11):
Basic:
Income (loss) from continuing operations	$1.01	$0.71	$1.55	$1.39	$(1.49)
Income (loss) from discontinued operations	0.06	(0.20)	(0.29)	(0.23)	(0.27)

Net income (loss) per share	$1.07	$0.51	$1.26	$1.16	$(1.76)

Diluted:
Income (loss) from continuing operations	$1.01	$0.70	$1.47	$1.33	$(1.49)
Income (loss) from discontinued operations	0.06	(0.19)	(0.26)	(0.22)	(0.27)

Net income (loss) per share	$1.07	$0.51	$1.21	$1.11	$(1.76)

Balance Sheet Data(1)
Total cash, cash equivalents, restricted cash and investments	$1,317,528	$1,092,628	$940,720	$836,209	$721,492
Total assets	2,647,405	2,510,461	2,222,001	2,021,382	1,831,539
Long-term debt, less current maturities	—	617,540	547,259	560,020	579,379

(1)
Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. We reclassified the financial results of the Non-Aligned Products segment from continuing operations to discontinued operations for the fiscal years ended June 30, 2003 through 2007. The reclassifications had no impact on our total assets, total liabilities, stockholders' equity, cash flows or consolidated net income (loss) reported.

Summary Financial Impacts of Restatements

        The following table presents "as restated" and "as previously reported" summary financial data for revenue, operating income, income from continuing operations before income taxes, provision for income taxes, loss from discontinued operations, net income and earnings (loss) per share data for our last four fiscal years (in thousands, except per share data):

	Revenue	Operating income (loss)	Income (loss) from continuing operations before income taxes	Provision (benefit) for income taxes	Loss from discontinued operations net of tax	Net income (loss)	Earnings (loss) per share—basic	Earnings (loss) per share—diluted
Year ended June 30, 2006
As previously reported	$1,171,118	$136,208	$158,750	$51,594	$—	$107,156	$1.51	$1.49
Restatement adjustments	(46,128)	(24,203)	(24,175)	46,471	—	(70,646)	(0.80)	(0.79)
Discontinued operations	(110,190)	9,576	9,576	(4,078)	(13,654)	—	(0.20)	(0.19)

As restated and adjusted for discontinued operations	$1,014,800	$121,581	$144,151	$93,987	$(13,654)	$36,510	$0.51	$0.51

Year ended June 30, 2005
As previously reported	$1,174,424	$182,955	$184,068	$46,608	$—	$137,460	$2.03	$1.91
Restatement adjustments	(20,290)	(456)	(1,182)	51,284	—	(52,466)	(0.48)	(0.44)
Discontinued operations	(103,620)	25,995	25,995	6,221	(19,774)	—	(0.29)	(0.26)

As restated and adjusted for discontinued operations	$1,050,514	$208,494	$208,881	$104,113	$(19,774)	$84,994	$1.26	$1.21

Year ended June 30, 2004
As previously reported	$1,060,500	$115,058	$118,284	$28,514	$—	$89,770	$1.37	$1.31
Restatement adjustments	(13,181)	5,242	1,470	15,286	—	(13,816)	0.02	0.02
Discontinued operations	(111,346)	18,116	18,116	3,097	(15,019)	—	(0.23)	(0.22)

As restated and adjusted for discontinued operations	$935,973	$138,416	$137,870	$46,897	$(15,019)	$75,954	$1.16	$1.11

Year ended June 30, 2003
As previously reported	$864,444	$(126,847)	$(126,198)	$(36,559)	$—	$(89,639)	$(1.40)	$(1.40)
Restatement adjustments	(14,187)	(5,763)	(6,303)	16,726	—	(23,029)	(0.09)	(0.09)
Discontinued operations	(100,973)	22,080	22,080	4,645	(17,435)	—	(0.27)	(0.27)

As restated and adjusted for discontinued operations	$749,284	$(110,530)	$(110,421)	$(15,188)	$(17,435)	$(112,668)	$(1.76)	$(1.76)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1, "Business;" Part II, Item 6, "Selected Financial Data;" and Part II, Item 8, "Financial Statements and Supplementary Data." Except for historic information contained herein, the matters addressed in this MD&A constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. Forward-looking statements may be identified by the use of terms such as "anticipate," "believe," "expect," "intend," "project," "will," and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Statement of Caution Under the Private Securities Litigation Reform Act of 1995," in Part I, Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

        In January 2007, the Audit Committee on its own initiative pursuant to its charter commenced the Investigation. The Investigation was commenced on the basis of, among other things, published reports questioning the credibility of the Company's ability to consistently meet earnings expectations. The Audit Committee engaged independent legal counsel to conduct the Investigation. Legal counsel worked with the assistance of forensic accountants and professional investigators engaged by counsel. As facts and irregular accounting practices were identified by independent legal counsel, the Audit Committee was advised. Public disclosures were made on Form 8-K filed with the SEC on April 9, 2007, on Form 8-K/A and Form 12b-25, both filed with the SEC on May 11, 2007, on Form 8-K and Form 12b-25, both filed with the SEC on August 31, 2007, on Form 12b-25 filed with the SEC on November 13, 2007, on Form 12b-25 filed with the SEC on February 11, 2008 and on Form 12b-25 filed with the SEC on May 12, 2008.

        The Audit Committee determined that our financial statements for our fiscal quarters ended September 30, 2003 through December 31, 2006 and for our fiscal years ended June 30, 2004 through June 30, 2006 should not be relied upon. Additional adjustments related to fiscal years ended June 30, 2003 and June 30, 2002 have been made in the Selected Financial Data tables as adjustments in those periods affect fiscal year 2003. The Audit Committee also found material weaknesses in internal control over financial reporting for such periods and advised that management's report on internal control over financial reporting for the fiscal years ended June 30, 2005 and 2006 contained in its public reports should not be relied upon.

        Subsequent to April 9, 2007 and prior to the date of this Annual Report, during the progress of the Investigation, substantial management changes took place at our Company. At the end of our fiscal year 2007, our CFO was terminated, our Executive Vice President of Sales and Marketing resigned, and, in October 2007, our CEO resigned. The Chairman of our Board retired on May 1, 2008. We appointed our General Counsel as acting CEO, and commenced an executive search process for a new CEO. We made additional management changes and put in place a Special Committee of the Board, which was led by an Independent Lead Director, to assist in providing corporate oversight and to support the acting CEO. In February 2008, we named our new CEO, who brings extensive global experience in semiconductor operations, strategy and business development. We also appointed a new Acting CFO, designated a Chief Administrative Officer to oversee compliance and legal matters, appointed a new Vice President of Compliance reporting directly to the Audit Committee, elected three independent directors, and appointed an independent Chairman of the Board.

        The independent legal counsel has advised the Audit Committee that the Investigation has been completed. The matters that have caused us to restate financial data previously reported are more fully discussed in Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data." For additional discussion of the Investigation, the accounting errors and irregularities identified, and the restatement adjustments, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatements of Consolidated Financial Statements" and Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data." For a description of the material weaknesses identified by management as a result of the Investigation and our internal reviews, and management's plan to remediate those deficiencies, see Part II, Item 9A, "Controls and Procedures." Among other things, the independent legal counsel reported to the Audit Committee that evidence had been developed indicating certain personnel had directed and/or been involved in the judgmental adjustment of various elements of quarterly financial results in an effort to meet quarterly earnings targets.

        As the Investigation progressed, our management reviewed certain other accounting and tax practices, including an analysis of Company-wide revenue recognition practices. Management also has advised the Audit Committee that its review is complete.

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

        The more significant matters include the following:

  •
  We did not maintain an environment that consistently emphasized an attitude of integrity, accountability and strict adherence to GAAP. This control deficiency resulted in an environment in which accounting adjustments were viewed at times as an acceptable device to compensate for operational shortfalls, which in certain instances led to inappropriate accounting decisions and entries that resulted in desired accounting and income tax reporting results and, in some instances, involved management override of controls. Furthermore, evidence indicates that certain personnel had directed and/or been involved in the judgmental adjustments of various elements of quarterly financial results in an effort to meet quarterly earnings targets. In addition, misrepresentations, including falsified and/or incomplete information, were provided to the external auditors and others, including the Board of Directors, and efforts were made to initially curtail and impede the Investigation.

  •
  We did not maintain effective control and corporate oversight over the financial accounting and reporting of our subsidiary in Japan. Established controls and processes were circumvented, including in some instances with the knowledge of our senior management. Revenue was recognized prematurely and certain fictitious sales transactions were recorded through the creation of fictitious customer orders. Inventory relating to fictitious or premature sales were stored at multiple third party warehouses that were not recorded in the accounting records of our subsidiary in Japan. In certain instances, arrangements were made at quarter ends for selected distributors to accept deliveries of excess and slow moving product with an understanding that extended payment terms would apply or that the inventory could be returned after quarter end.

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

Restatements of Consolidated Financial Statements

        We have restated our consolidated balance sheets as of June 30, 2006 and 2005, and the consolidated statements of income, cash flows and statements of stockholders' equity and comprehensive income for the fiscal years ended June 30, 2006 and 2005, including the cumulative impact of corrected matters for periods prior to June 30, 2004. We have also restated selected financial data as of and for the fiscal years ended June 30, 2006, 2005, 2004 and 2003, management's discussion and analysis of financial condition and results of operations as of and for our fiscal years ended June 30, 2006 and 2005, and our unaudited quarterly financial information for the fiscal quarters ended December 31, 2006, September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004 and September 30, 2004.

        The cumulative adjustments required to correct the errors and irregularities in the financial statements prior to fiscal year 2005 are reflected in the restated stockholders' equity as of the end of fiscal year 2004, as shown in the Statement of Stockholders' Equity and Comprehensive Income. The cumulative effect of those adjustments reduced previously reported stockholders' equity by $97.2 million at June 30, 2004. Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

        Management utilized various support service providers to assist management with the process of performing and reporting the restatements and delinquent filings.

        See also Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements," to consolidated financial statements for a detailed discussion of the effect of the restatements.

        We do not intend to amend the reports on Form 10-K and Form 10-Q filed by us prior to March 31, 2007, or all earnings press releases and similar communications issued by us prior to March 31, 2007. The financial information included in those prior reports and the related opinions of our independent registered public accounting firm, releases and communications should not be relied upon and are superseded in their entirety by this Annual Report on Form 10-K.

  Matters Relating to Our Subsidiary in Japan

        We determined that irregularities in accounting practices existed at our subsidiary in Japan. The Japanese subsidiary created fictitious customer orders that were shipped out of our manufacturing sites. Once the products reached Japan, they were diverted to multiple third party warehouses (the "Off-Book Warehouses"). We recognized false or premature revenue on these diverted shipments upon shipment from our manufacturing sites. These goods were stored in the Off-Book Warehouses (the "Off-Book Inventory") until: (i) the customer, in whose name the order had originally been entered, placed a bona fide purchase order for such products, (ii) the Off-Book Inventory could be sold to another customer, or (iii) the Off-Book Inventory was returned to our manufacturing sites. An offline database was created by our subsidiary in Japan to manage orders filled with the inventory at the

Off-Book Warehouses. We also determined that sales management of our subsidiary in Japan had entered into a number of oral agreements at various quarter ends with certain distributors to accept delivery of product with unusual or unauthorized conditions, including extended payment terms and special return privileges.

        With the assistance of our advisors, we undertook a reconstruction of revenue, cost of sales, accounts receivable and inventory for our subsidiary in Japan for the fiscal years ended June 30, 2007, 2006 and 2005. This reconstruction of financial records was based, in large part, on third party records or confirmations. In this process, we determined that certain fictitious customer invoices were factored to various third-party financial institutions as part of the Japan subsidiary's accounts receivable financing facilities. These transactions inappropriately reduced accounts receivable and, notwithstanding the nature of these invoices, these borrowings from the financial institutions were satisfied by cash from operations. No amounts were outstanding under the facilities after July 2007. The accounts receivable financing facilities are currently not being used by the subsidiary in Japan.

        Furthermore, as a part of the reconstruction of the financial records for the Japan subsidiary, we also determined that intangible assets of approximately $10 million that had been previously characterized as an acquisition of distribution rights from a failing distributor in the fiscal year ended June 30, 2002 should have been reclassified as a past due receivable. This past due receivable, totaling $13 million after reclassification, was never collected and has been recorded as a restatement adjustment through the reversal of amortization expense and a write off of the accounts receivable balance as a charge to retained earnings at the beginning of fiscal year 2003.

        For a summary of the impacts on previously reported financial results from the corrections of the matters relating to our subsidiary in Japan, see Part II, Item 6, "Selected Financial Data" and Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements."

  Other Revenue Recognition Matters

        As a part of our restatement, we conducted a review of sales contracts and transactions with our major customers along with our revenue recognition policies and practices for compliance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104") and SFAS No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS No. 48"). As a result, we identified certain transactions requiring restatement in the previously reported fiscal years 2003 through 2006 and in the previously reported quarters of fiscal years 2005 and 2006 through the second quarter of fiscal year 2007 as follows:

        Aerospace & Defense Segment—We identified practices at this segment involving (i) shipment of products to customers in an earlier quarter than agreed by us and our customer, (ii) shipment of product to distributors prior to quarter ends with an agreement to accept unlimited returns of the product in subsequent quarters, and (iii) shipment of product manufactured specifically for direct customers to distributor customers and subsequently reacquiring these products in later quarters. These practices and transactions resulted in the early recognition of revenue and in certain instances required reversal of previous recognition.

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

        Accounting for Sales to Certain Distributors—We determined that revenue recognized for shipments to two distributors that acted as fulfillment houses should have been deferred until the inventory was sold through to the end customer. These distributors act as agents for us in transactions where the risks and benefits of ownership do not transfer until the related inventory is sold by the distributor to the end user.

        Returns Reserve and Stock Rotation Rights—We determined that our sales returns reserve should have been recorded in our financial statements at the time the related revenue was recognized and should have contemplated estimated future returns in accordance with SFAS No. 48. We previously had provided for sales returns only on known and approved returns after the revenue recognition date, resulting in higher revenue recognized. Additionally, it was determined that we did not adequately provide for stock rotation rights provided to certain distributor customers. Restatement adjustments for these practices generally reduce revenue in the fiscal periods impacted.

        Intellectual Property—We determined that we had incorrectly recognized royalty revenue in certain circumstances. One instance where royalty revenue was recognized prematurely and required reversal when we received an unfavorable judicial ruling and two other royalty settlements previously recorded as royalty revenue required reclassification to "Gain on royalty settlement."

        For a summary of the impacts on previously reported financial results from the corrections of the other revenue recognition adjustments, see Part II, Item 6, "Selected Financial Data" and Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements."

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

        In addition, we performed a review of certain costs capitalized as an element of internally developed software. We determined that certain consultant costs were improperly capitalized and should have been recognized as period charges when incurred.

        For a summary of the impacts on previously reported financial results from the corrections of unrecorded liabilities, see Part II, Item 6, "Selected Financial Data" and Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements."

  Restructuring

        We reviewed our previously reported expenses shown as a line item in our consolidated statements of income entitled "Asset impairment, restructuring and other charges" and determined that certain reclassifications and adjustments were required to (i) reclassify manufacturing costs related to the consolidation and start up of certain facilities to cost of sales, (ii) reclassify certain expenses concluded to be customary business expenses to their traditional location of presentation as selling and administrative, R&D or other expense and (iii) reclassify severance charges that were unrelated to an announced exit plan or reduction in workforce plan to the classification and function of the employee terminated. These reclassifications and adjustments were required for fiscal years 2003 through 2006 and the first two fiscal quarters of fiscal year 2007.

        For a summary of the impacts on previously reported financial results from the corrections of the restructuring activities, see Part II, Item 6, "Selected Financial Data" and Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements."

  Tax Matters

        During preparation for adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48") in the first fiscal quarter of 2008, we identified accounting errors related to our accounting for income taxes for the fiscal years 2001 through 2007. We determined that our then existing transfer pricing practices related to inter-company transactions could not be sustained; consequently, we filed amended U.S. federal income tax returns for fiscal years 2004 through 2006. Additionally, we determined that we should correct our accounting for certain types of foreign earned income that will likely be subject to U.S. taxation currently, rather than deferred until the earnings are remitted, a determination that also impacts prior distributions made by our foreign subsidiaries as well as our claims for U.S. federal foreign tax credits. We have also identified certain foreign currency gains and losses that require restatement. The impact of these tax matters results in a substantially higher effective tax rate than previously reported. We have also determined that our accounting for temporary differences, related to property and equipment, intangible property and various reserves and accruals including restructuring related reserves discussed above, require adjustments. As a result of certain above-described errors in previously filed tax returns we also have recorded applicable penalties and interest for these matters based on applicable tax law. Additionally, due to errors in our transfer pricing related to intercompany transactions, we have filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming a tax refund and asserted a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in our restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, we have recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years.

        For a summary of the impacts on previously reported financial results from the corrections of the tax matters, see Part II, Item 6, "Selected Financial Data" and Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements."

  Other Matters

        Our segments as of the fiscal year ended June 30, 2007, have been revised to reflect how our CODM viewed us subsequent to the sale of our PCS Business. For more information regarding the divestiture of our PCS Business, refer to Part II, Item 8, Note 3, "Discontinued Operations and Divestiture" of Consolidated Financial Statements. For more information regarding our segments, refer to Part II, Item 8, Note 9, "Segment Information." For more information regarding the various restatement matters noted above, refer to Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements."

Overview

        IR designs, manufactures and markets power management semiconductors. Power management semiconductors address the core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features on electronic devices and prolonging battery life.

        We pioneered the fundamental technology for power MOSFETs in the 1970s, and estimate that the majority of the world's planar power MOSFETs use our technology. Power MOSFETs are instrumental in improving the ability to manage power efficiently. Our products include power MOSFETs, HVICs,

LVICs, ICs, RAD-Hard™ power MOSFETs, IGBTs, high reliability DC-DC converters, PS modules, and DC-DC converter type applications.

Results of Operations

        On April 1, 2007, the last day of our fiscal quarter ended March 31, 2007, we completed the Divestiture and the resulting sale of our PCS Business to Vishay for $339.6 million. We received $339.6 million in cash in the month following the Divestiture, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part II, Item 8, Note 17, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

        As part of the Divestiture, we agreed to license certain of our technology and trademarks related to the PCS Business to Vishay. In addition, we agreed to transfer certain of our technology related to the PCS Business to Vishay and Vishay, in turn, agreed to license back to us the technology it acquired in connection with the Divestiture on a non-exclusive, perpetual and royalty free basis. As part of the Divestiture, we also entered into certain TSAs for the sale and purchase of certain products, wafer and packaging services, factory planning, quality, material movement and storage, manufacturing and other support services, for up to three years following the closing date of the Divestiture.

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

        Subsequent to the Divestiture in the fourth fiscal quarter ended June 30, 2007, our CODM redefined our business segments to better focus on the two key power management challenges, energy savings and energy efficiency. Beginning in fourth fiscal quarter ended June 30, 2007, we reported our financial segments based on how our CODM reviewed and allocated resources for the business and assessed the performance of our business managers. We now report in seven segments: EP, PMD, PS, ESP, A&D, IP and TS. As part of the PCS sale to Vishay, we agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which is reported separately in the TS segment. The results of the PCS Business through the Divestiture date were previously reported in the CP and NAP segments, consistent with prior years and in line with our business segment reporting prior to our reorganization and the redefinition of our business segments by our CODM. As outlined above, for the fiscal year ended June 30, 2007, the financial results of the NAP segment were included in discontinued operations and prior period results have been reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations. In addition, as part of our reorganization, whereas previously, power management MOSFETs were reported based on end market applications within the ESP segment and our previously reported C&C segment (which has now been separated into EP, PMD and PS segments), they are now reported within the PMD segment.

        The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions except percentages).

	Fiscal Year Ended June 30,
			As restated
	2007(1)		2006		2005
Revenues	$1,202.5	100.0%	$1,014.8	100.0%	$1,050.5	100.0%
Cost of sales	741.1	61.6	588.9	58.0	568.5	54.1

Gross profit	461.4	38.4	425.9	42.0	482.0	45.9
Selling and administrative expense	212.1	17.6	196.8	19.4	174.8	16.6
Research and development expense	122.8	10.2	104.1	10.3	99.4	9.5
Amortization of acquisition-related intangible assets	1.9	0.2	3.3	0.3	4.0	0.4
Asset impairment, restructuring and other charges (credits)	10.4	0.9	0.1	0.0	(2.0)	(0.2)
Gain on royalty settlement	—	—	—	—	2.7	0.3

Operating income	114.2	9.5	121.6	12.0	208.5	19.9
Other income, net	(6.3)	(0.5)	(15.8)	(1.5)	(1.6)	(0.1)
Interest (income) expense, net	(16.0)	(1.3)	(6.8)	(0.7)	1.2	0.1

Income from continuing operations before income taxes	136.5	11.3	144.2	14.2	208.9	19.9
Provision for income taxes	63.0	5.2	94.0	9.3	104.1	9.9

Income from continuing operations	73.5	6.1	50.2	4.9	104.8	10.0
Income (loss) from discontinued operations, net of taxes	4.3	0.4	(13.7)	(1.3)	(19.8)	(1.9)

Net income	$77.8	6.5%	$36.5	3.6%	$85.0	8.1%

(1)
The fiscal year ended June 30, 2007 includes material restatement items for the first six months of the fiscal year.

Fiscal Year 2007 Compared with Fiscal Year 2006

Revenues and Gross Margin

        Revenue for the fiscal year ended June 30, 2007 was $1.2 billion, compared to $1.0 billion in the prior fiscal year ended June 30, 2006. During fiscal year 2007, revenues increased by 18.5 percent compared to fiscal year 2006. The Divestiture was consummated on April 1, 2007; therefore, the year-over-year revenue increase occurred even though fiscal year 2007 included only three quarters of the PCS Business compared to four quarters of the PCS Business in 2006. Although full year revenue growth was strong, we exited fiscal year 2007 with revenue declining in the second half of the fiscal year. This revenue decline was due to an overall market decline resulting from decreased consumer spending, a downturn in the housing market, and higher distributor channel inventories. In addition to the market conditions, we experienced higher than expected product returns resulting from quality issues with certain next-generation game station products.

        Gross margin declined to 38.4 percent for fiscal year ended June 30, 2007, from 42.0 percent in the prior fiscal year. Our fiscal year 2007 gross profit was negatively impacted by a write-off of $31.3 million of inventory including (1) $9.6 million of inventory for products we deemed to be obsolete and no longer plan to support, (2) $10.9 million related to quality issues in game station products and (3) $8.7 million related to the write-off of excess equipment spare parts inventory, compared to a $5.5 million Japan-related inventory write-off in fiscal year 2006. In addition, we incurred higher than normal production costs primarily due to increased qualification expenses from the introduction of new products used in next-generation game stations and servers. These costs were partially offset by favorable utilization of our other factories as we built inventory in the second half of 2007. We expect that the higher level of inventories will contribute to lower capacity utilization and negatively impact our gross profit as we reduce our inventory in fiscal year 2008.

        Revenue from our on-going operating segments, which include the PMD, ESP, A&D, EP, PS and IP segments, increased to $1,014.5 million for the fiscal year ended June 30, 2007, from $816.7 million for the fiscal year ended June 30, 2006, reflecting growth in all segments, as further described below. These revenues increased to 84.4 percent of our consolidated revenue for the fiscal year ended June 30, 2007, from 80.5 percent for fiscal year 2006. Gross profit margin for these segments was 42.5 percent for the fiscal year ended June 30, 2007 and 46.8 percent for the prior fiscal year ended June 30, 2006. The gross profit declined mostly due to inventory write-offs mentioned above.

        Revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	June 30, 2007(1)			June 30, 2006
				As restated and adjusted for discontinued operations
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$416,464	34.6%	33.7%	$369,974	36.5%	36.6%
Energy-Saving Products	225,250	18.7	47.7	200,607	19.8	52.5
Aerospace and Defense	157,008	13.1	51.2	131,062	12.9	48.1
Enterprise Power	87,535	7.3	52.0	68,280	6.7	54.4
PowerStage	84,070	7.0	15.5	7,962	0.8	36.0
Intellectual Property	44,171	3.7	100.0	38,839	3.8	100.0

Ongoing segments total	1,014,498	84.4	42.5	816,724	80.5	46.8
Transition Services	18,730	1.6	7.5	—	—	—
Commodity Products	169,241	14.0	17.1	198,076	19.5	21.9

Consolidated total	$1,202,469	100.0%	38.4%	$1,014,800	100.0%	42.0%

(1)
The fiscal year ended June 30, 2007 includes material restatement items for the first six months of the fiscal year.

        PMD segment revenue for the fiscal year ended June 30, 2007 increased by 12.6 percent from the fiscal year ended June 30, 2006, reflecting growth in multiple end markets including desktop and laptop computers, associated consumer electronics, and industrial and commercial battery powered applications. Gross margin for the PMD segment declined to 33.7 percent for the fiscal year ended June 30, 2007, from 36.6 percent in the prior fiscal year, primarily due to a $7.4 million excess equipment spare parts inventory write-off and a $2.8 million inventory write-off related to an older technology that we no longer support.

        ESP revenue increased by 12.3 percent for the fiscal year ended June 30, 2007, reflecting growth in consumer spending for energy-efficient appliances and digital televisions partially offset by second half of 2007 lower demand for general purpose high voltage ICs that are primarily sold through our distribution channels. Gross margin for the ESP segment was 47.7 percent for the fiscal year ended June 30, 2007, compared to 52.5 percent in the prior fiscal year. The decrease was primarily due to declining demand for high margin, high voltage ICs, a decline in price of IGBTs, increased manufacturing costs from lower factory utilization, a $0.9 million inventory write-off related to products we no longer support and a $0.8 million write-off associated with excess equipment spare parts inventory.

        A&D revenue for the fiscal year ended June 30, 2007 increased by 19.8 percent from the prior fiscal year ended June 30, 2006, reflecting first half of fiscal year 2007 growth in commercial and military surveillance satellite programs coupled with commercial aircraft programs. Gross margin for the A&D segment increased to 51.2 percent for the fiscal year ended June 30, 2007, from 48.1 percent in the prior fiscal year, reflecting manufacturing and design efficiencies, along with a strong demand for our space-grade products, partially offset by $3.3 million of inventory write-offs for older A&D programs that we no longer support.

        EP revenue for fiscal year ended June 30, 2007 increased by 28.2 percent from the prior fiscal year ended June 30, 2006, due to first half of 2007 strength in data center-related products, including enterprise servers and workstations in the EP segment. Gross margin for the EP segment decreased to 52.0 percent for the fiscal year ended June 30, 2007, from 54.4 percent in the prior fiscal year. Gross margin declined primarily due to a write-off of $2.2 million of low voltage IC inventory that we no longer sell.

        PS revenue for fiscal year ended June 30, 2007 increased $76.1 million from the prior fiscal year ended June 30, 2006, due to a significant increase in the demand for our game station products. Although we benefited from large growth in 2007 from game station demand, we are expecting this demand to decline in 2008 due to game station redesigns using new generation CPU/GPUs which require lower levels of power processing and therefore use fewer of our iPOWIR® components. Gross margin for the PS segment decreased to 15.5 percent for the fiscal year ended June 30, 2007, from 36.0 percent in the prior fiscal year, reflecting $10.9 million in inventory write-offs related to quality issues in game station parts and a $0.9 million write-off of excess and obsolete inventory and equipment spare parts, and a lower average selling price on the latest generation game station parts.

        IP revenue was $44.2 million for the fiscal year ended June 30, 2007 compared to $38.8 million for the prior fiscal year. The increase reflects opportunistic licensing of non-MOSFET technology. We expect that with the expiration of our broadest MOSFET patents in 2008, most of our IP segment revenue will cease in the fourth quarter of fiscal year 2008, and our gross profit will be adversely impacted accordingly.

        TS revenue consisted of the new manufacturing and related services provided to Vishay beginning in the fiscal fourth quarter ended June 30, 2007. As part of the Divestiture, we agreed to supply these services to Vishay at negotiated prices that are at or below our cost for up to three years following the closing date of the Divestiture. In addition, Vishay agreed to supply certain die products to us, subject to certain terms in connection with the Divestiture. The fair value of these transition agreements was recorded at $20.0 million for the transition services we provide to Vishay and $3.4 million for the transition services Vishay provides to us. We expect the gross profit for the TS segment to be near zero.

        For the fiscal year ended June 30, 2007, CP revenue was $169.2 million compared to $198.1 million in the fiscal year ended June 30, 2006. The decline reflects the discontinuation of the CP business upon its sale to Vishay on April 1, 2007. As a consequence of the timing of this sale, fiscal year 2006 includes four quarters of CP revenue while fiscal year 2007 includes three quarters of CP revenue. Gross margin for the CP segment decreased to 17.1 percent for the fiscal year ended June 30, 2007, from 21.9 percent in the prior fiscal year, reflecting a lower average selling price due to competitive demand.

        We have incurred certain charges that will negatively impact our future financial results, including certain asset write-offs in the first three quarters of fiscal year 2008. These charges include write-offs and reserves totaling $21.2 million and were associated with products we no longer support, inventory and equipment spare parts that we deem to be in excess of future demand. Additionally, we are working with our channel partners to determine the best model to support IR's product portfolio. We are initiating programs to support the service of our OEM customers. We anticipate that changes in our distribution model and related programs will likely adversely impact gross margin in the last quarter of fiscal year 2008 and possibly the first quarter of fiscal year 2009.

Selling and Administrative Expense

        For the fiscal year ended June 30, 2007, selling and administrative expense was $212.1 million (17.6 percent of revenue), compared to $196.8 million (19.4 percent of revenue) in the prior fiscal year ended June 30, 2006. Fiscal year 2007 selling and administrative expense included $8.6 million of legal, audit and consulting costs associated with our ongoing Audit Committee-led Investigation, reconstruction of the financial results at our Japan subsidiary, and restatements of multiple periods of consolidated financial statements. The Audit Committee-led Investigation and the financial restatements have continued through fiscal year 2008 and as of March 31, 2008, these costs totaled $73.3 million. These costs are expected to total more than $100.0 million through the end of fiscal year 2008.

        Excluding costs associated with the Audit Committee-led Investigation, the selling and administrative expense increase from fiscal years 2006 to 2007 was primarily due to $6.5 million of increased legal expenses and $6.3 million of higher stock option compensation charges. Additionally, there was an increase in selling expense and commission reflecting variable costs on higher revenue and increased investment in information technology infrastructure. This increase in selling and administrative expense was partially offset in the fourth fiscal quarter of 2007 by cost reductions following the Divestiture.

Research and Development Expense

        For the fiscal year ended June 30, 2007 and 2006, R&D expense was $122.8 million and $104.1 million (10.2 percent and 10.3 percent of revenue, respectively), primarily reflecting increased spending for new platform technology, increased investment in A&D product development, and an increased stock compensation charge of $3.1 million. Our R&D program focuses on power management ICs and the advancement and diversification of our HEXFET®, power MOSFET and IGBT product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next generation of applications, including new game stations, industrial electronic motors, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances.

Stock Option Plan Modifications

        Our employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, we have extended that thirty-day period for a period consistent with the plan. In accordance with SFAS 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)"), the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, we determine the fair value of those awards and recognize any change in fair value in our consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, we recorded a charge of $5.9 million for the fiscal year ended June 30, 2007 that was classified in cost of sales and operating expense.

Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of principally two cost reduction programs that we have initiated. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees, and other related activities. The following table reflects the charges (credits) we recorded in the fiscal years ended June 30, 2007, 2006 and 2005 related to our restructuring initiatives (in thousands):

		As restated
	2007	2006	2005
Reported in cost of sales	$1,001	$3,444	$18,741

Reported in asset impairment, restructuring and other charges (credits):
Asset impairment	$5,878	$397	$345
Severance	5,073	(690)	(3,101)
Other charges	620	3,194	3,478

Subtotal	11,571	2,901	722
Discontinued operations	(1,173)	(2,814)	(2,686)

Total asset impairment, restructuring and other charges (credits)	$10,398	$87	$(1,964)

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

        The following illustrates the charges we recorded in the fiscal years ended June 30, 2007, 2006 and 2005 related to our December 2002 restructuring initiative (in thousands):

		As restated
	2007	2006	2005
Reported in cost of sales	$1,001	$2,918	$18,741

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$91	$228
Severance	111	(932)	(3,101)
Other charges	475	2,499	3,344

Total asset impairment, restructuring and other charges	$586	$1,658	$471

        Charges recorded as an element of cost of sales in 2007, 2006 and 2005 represent costs from the closure of our assembly line in Krefeld, Germany and the move of those manufacturing activities to our facility in Swansea, Wales. The principal elements of those costs related to startup and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and,

  •
  Training and transition expenses for the Swansea workforce.

        Severance credits in fiscal years 2006 and 2005 represent reversals of our severance accruals stemming from downward changes in our estimates of our ultimate severance liability under the December 2002 initiative. In 2005, the credit of $3.1 million represents a downward adjustment related to our withdrawal of an initiative to close one of our North American production facilities. In connection with the withdrawal of this initiative, severance accruals for 110 employees were reversed and recorded as a credit to severance expense. In 2006, the credit of $0.9 million is principally comprised of a downward revision of $1.6 million in our severance accrual as we completed an initiative to consolidate certain A&D manufacturing operations. This amount was partly offset by severance expense of $0.7 million mainly relating to our Mexico facility.

        Other charges reflect the costs to relocate equipment related to the consolidation and closing of certain of our manufacturing sites and to discontinue production at designated facilities. In 2006, we incurred $2.5 million principally related to contract termination costs and plant closure costs. These costs were principally incurred in connection with the relocation of operations from our Krefeld facility to our Swansea facility. In 2005, the principal elements of our $3.3 million in other charges relate to:

  •
  $1.6 million in lease termination costs for the Krefeld facility;

  •
  $1.0 million in various other plant and facility closure costs; and

  •
  $0.7 million in various relocation costs for machinery and personnel.

The PCS Divestiture Initiative

        During the fiscal year ended June 30, 2007, in anticipation of the sale of the PCS Business, which represented about one-fourth of our business, we reviewed our overall manufacturing and support organizations and began to implement various cost-cutting measures. Our actions included terminating approximately 100 employees who were part of the PCS Business, but ultimately not hired by Vishay. As part of the employee terminations, we recorded $5.0 million in restructuring-related severance charges for the fiscal year ended June 30, 2007. The following illustrates the charges we recorded in the fiscal years ended June 30, 2007, 2006 and 2005 related to our PCS restructuring initiative (in thousands):

		As restated
	2007	2006	2005
Reported in cost of sales	$—	$526	$—

Reported in asset impairment, restructuring and other charges:
Asset impairment	$5,878	$—	$—
Severance	4,962	240	—
Other charges	158	457	497

Total asset impairment, restructuring and other charges	$10,998	$697	$497

        We recorded $5.9 million in asset impairment charges during fiscal year 2007 relating to certain property, plant and equipment not acquired by Vishay in connection with the Divestiture.

Other Activities and Charges

        From time to time, we also undertake and execute other smaller scale restructuring initiatives at our local sites. Credits of $0.4 million in fiscal year 2005 represent downward changes in estimates related to plant termination and relocation costs incurred at our El Segundo, California location. The following illustrates the charges we recorded in the fiscal years ended June 30, 2007, 2006 and 2005 related to our other restructuring activities (in thousands):

		As restated
	2007	2006	2005
Reported in cost of sales	$—	$—	$—

Reported in asset impairment, restructuring and other (credits) charges:
Asset impairment	$—	$306	$117
Severance	—	2	—
Other (credits) charges	(13)	238	(363)

Total asset impairment, restructuring and other (credits) charges	$(13)	$546	$(246)

Future Restructuring Activities

        In the third fiscal quarter of 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $14.1 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. We expect the closure and exiting of these two facilities to be completed by the end of the second fiscal quarter of fiscal year 2010.

The Divestiture

        On April 1, 2007, we sold our PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part II, Item 8, Note 17, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

        The following table shows the components of the Divestiture transaction for the fiscal year ended June 30, 2007 (in thousands):

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

        Included in the determination of Net income, we have, in connection with the Divestiture transaction, recorded a tax benefit of $18.1 million of which $11.7 million was attributed to discontinued operations.

Loss on Divestiture from discontinued operations, before taxes	$(4,262)
Income tax benefit on Divestiture, discontinued operations	11,714

Gain on Divestiture from discontinued operations, after taxes	$7,452

Other Income and Expense

        Other (income) expense was $(6.3) million and $(15.8) million for the fiscal years ended June 30, 2007 and 2006, respectively. In the fiscal year ended June 30, 2007, we recognized foreign currency exchange gains of $3.8 million.

        In the fiscal year ended June 30, 2006, we recognized $13.6 million of gain from the sale of a portion of our equity investment in Nihon Inter Electronics Corporation ("Nihon"), a related party (see Part II, Item 8, Note 15, "Related Party Transactions").

Interest Income and Expense

        Interest income was $54.6 million and $33.2 million for the fiscal years ended June 30, 2007 and 2006, respectively. The increase in income reflected higher prevailing interest rates and a higher average cash and investments balance during the fiscal year 2007.

        Interest expense was $38.6 million and $26.4 million for the fiscal years ended June 30, 2007 and 2006, respectively. The increase in current period expense primarily reflected a higher effective interest rate payable on our $550.0 million convertible subordinated notes outstanding ("Notes"), which were subsequently paid at maturity on July 16, 2007 (see Part II, Item 8, Note 6, "Bank Loans and Long-Term Debt" regarding the modification of the effective interest payable on our Notes).

Income Taxes

        The tax rate on income from continuing operations was 46.1% and 65.2% for the fiscal years ended June 30, 2007 and 2006, respectively. The rate for the fiscal year ended June 30, 2007 was higher than the expected U.S. federal statutory tax rate of 35 percent primarily from actual and deemed foreign distributions, an increase in penalties and interest, transfer pricing adjustments resulting in double taxation, and state taxes; partially offset by the tax benefit from the Divestiture, the benefit of R&D and foreign tax credits, and the benefit of export incentives. The tax provision for the fiscal year ended June 30, 2006 was higher than the expected U.S. federal statutory rate of 35 percent primarily from transfer pricing adjustments resulting in double taxation, additional tax expense associated with the distribution of earnings previously treated as permanently reinvested and the special dividend repatriation from certain controlled foreign subsidiaries under the American Jobs Creation Act of 2004 ("AJCA"), and an increase in penalties and interest, which was partially offset by the benefit of R&D and foreign tax credits, lower statutory rates in certain foreign jurisdictions, and the benefit of export incentives. Due to errors in our transfer pricing related to intercompany transactions, we filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming tax refunds and asserted a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in our restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, we have recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years. The effective tax rates were based on tax law in effect at June 30, 2007 and 2006, respectively.

        We also recognized a tax benefit of $18.1 million in connection with the Divestiture of which $11.7 million was attributed to discontinued operations.

Discontinued Operations

        The amounts and disclosures in this Annual Report on Form 10-K present the result of reclassifying the operating results of our NAP segment to Discontinued Operations, net of applicable income taxes, for all reporting periods presented.

        On April 1, 2007, we completed the Divestiture and the resulting sale of our PCS Business to Vishay for $339.6 million. We received $339.6 million in cash in the month following closing, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part II, Item 8, Note 17, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

        The Divestiture included essentially two components of our business. We have reported one of these components, our former NAP segment, as a discontinued operation in our accompanying financial statements. Our former NAP segment included certain modules, rectifiers, diodes and thyristors used in the automotive, industrial, welding and motor control applications. The other and larger component, our former CP segment, was not presented as a discontinued operation due to the significance of our ongoing involvement due to our TSA with Vishay.

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

        The following table summarizes results from Discontinued Operations for the periods indicated (in thousands, except per share data):

	Fiscal Years Ended June 30,
	2007	2006	2005
Revenues	$85,060	$110,190	$103,620
Cost of sales	75,176	100,010	108,958

Gross profit	9,884	10,180	(5,338)
Selling and administrative expense	8,101	9,756	8,593
Research and development expense	3,862	6,266	8,415
Amortization of acquisition-related intangible assets	320	920	963
Asset impairment, restructuring and other charges	1,173	2,814	2,686

Operating loss from discontinued operations, before taxes	(3,572)	(9,576)	(25,995)
Operating loss on sale of discontinued operations, before taxes	(4,262)	—	—

Operating loss from discontinued operations and loss on sale of discontinued operations, before taxes	(7,834)	(9,576)	(25,995)
Income tax benefit (provision)	12,089	(4,078)	6,221

Income (loss) from discontinued operations, net of taxes	$4,255	$(13,654)	$(19,774)

Income (loss) from discontinued operations, per common share:
Basic (Note 11)	$0.06	$(0.20)	$(0.29)

Diluted (Note 11)	$0.06	$(0.19)	$(0.26)

Average common shares outstanding—basic	72,421	70,914	67,621

Average common shares and potentially dilutive securities outstanding—diluted	72,933	71,753	77,089

        Included in the determination of Net income, we have, in connection with the Divestiture transaction, recorded a tax benefit of $18.1 million, of which $11.7 million was attributed to discontinued operations.

Fiscal Year 2006 Compared with Fiscal Year 2005

Revenues and Gross Profit

        Our consolidated revenues were $1.0 billion and $1.1 billion for the fiscal years ended June 30, 2006 and June 30, 2005, respectively.

        Revenues from our ongoing business segments declined to $816.7 million for the fiscal year ended June 30, 2006, from $818.8 million for the fiscal year ended June 30, 2005. As further described below, we saw revenue declines in the PMD and PS segments, partially offset by increased demand in the EP and A&D segments.

        Gross margin for our ongoing business segments was 46.8 percent for the fiscal year ended June 30, 2006, compared to 50.0 percent in the prior fiscal year, primarily reflecting higher manufacturing costs at our Newport, Wales facility, including higher fixed costs associated with the new capacity addition which was not yet fully utilized, a new profit sharing contribution and stock option expense, and a $5.5 million Japan-related inventory write-off. In fiscal year 2006, we recorded a new profit sharing contribution of $6.1 million.

        Revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	June 30, 2006 As restated			June 30, 2005 As restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$369,974	36.5%	36.6%	$380,231	36.2%	44.1%
Energy-Saving Products	200,607	19.8	52.5	198,885	18.9	59.9
Aerospace and Defense	131,062	12.9	48.1	126,675	12.1	44.5
Enterprise Power	68,280	6.7	54.4	59,191	5.6	38.2
PowerStage	7,962	0.8	36.0	15,779	1.5	38.1
Intellectual Property	38,839	3.8	100.0	38,031	3.6	100.0

Ongoing segments total	816,724	80.5	46.8	818,792	77.9	50.0
Commodity Products	198,076	19.5	21.9	231,722	22.1	31.2

Consolidated total	$1,014,800	100.0%	42.0%	$1,050,514	100.0%	45.9%

        PMD revenue for the fiscal year ended June 30, 2006 declined by 2.7 percent from the fiscal year ended June 30, 2005 due to market pricing pressures during a period of slower market growth. Gross margin declined to 36.6 percent for the fiscal year ended June 30, 2006, from 44.1 percent in the prior fiscal year. We did not have the incremental capacity to respond to changes in product demand. The output constraints placed significant pressure on our operating efficiencies and limited our gross profit opportunities. Gross margin was also impacted by a Japan-related inventory write-off of $2.5 million, lower grant funds for our fabrication facility in Newport, Wales and favorable impacts associated with inventory builds in fiscal year 2005 that did not recur in fiscal year 2006.

        ESP revenue increased by 0.9 percent, reflecting increased consumer spending in energy-efficient appliances and digital televisions. Gross margin for the ESP segment was 52.5 percent for the fiscal year ended June 30, 2006, compared to 59.9 percent in the prior fiscal year. The decrease was primarily due to higher manufacturing costs at our Newport, Wales facility, associated with the new capacity addition not yet fully utilized, and a Japan-related inventory write-off of $2.4 million.

        A&D revenue for the fiscal year ended June 30, 2006 increased by 3.5 percent from the fiscal year ended June 30, 2005, reflecting growth in our commercial and military surveillance satellite programs. Gross margin for the A&D segment increased to 48.1 percent for the fiscal year ended June 30, 2006, from 44.5 percent in the prior fiscal year, primarily reflecting strong sales of higher-margin RAD-Hard™ MOSFETs into satellite programs, manufacturing efficiencies and cost reduction programs.

        EP revenue increased by 15.4 percent from the prior fiscal year, primarily attributed to growth in enterprise servers. Gross margin for the EP segment increased to 54.4 percent for the fiscal year ended June 30, 2006, compared to 38.2 percent for the prior fiscal year ended June 30, 2005. Strong revenue and margin growth were a result of rapid ramp up of high margin DirectFET®s and LVICs in our enterprise server applications. Gross profit was also favorably impacted by better factory utilization due to higher production volume, partially offset by a Japan-related inventory write-off of $0.6 million.

        PS revenue for fiscal year ended June 30, 2006 decreased by 49.5 percent from the prior fiscal year ended June 30, 2005, due to reaching end of program life of a key desktop computer application. Gross margin decreased to 36.0 percent for the fiscal year ended June 30, 2006, from 38.1 percent in the prior fiscal year, primarily due to a decline in revenue without a subsequent reduction in fixed manufacturing overhead.

        IP revenue was $38.8 million for the fiscal year ended June 30, 2006 compared to $38.0 million for the prior fiscal year ended June 30, 2005. We expect that with the expiration of our broadest MOSFET patents in 2008, most of our IP segment revenue will cease in the fourth quarter of fiscal year 2008, and our gross profit will be adversely impacted accordingly.

        In our CP business segment that was divested as part of the Divestiture, revenue was $198.1 million and $231.7 million for the fiscal years ended June 30, 2006 and June 30, 2005, respectively. This segment decreased to 19.5 percent of our consolidated revenue for the fiscal year ended June 30, 2006, from 22.1 percent in the prior fiscal year ended. Gross margin was 21.9 percent for the fiscal year ended June 30, 2006 and 31.2 percent for the prior fiscal year ended June 30, 2005, primarily reflecting a lower average selling price and a new profit sharing contribution and stock option compensation charge, which were excluded from the prior fiscal year 2005 results.

Selling and Administrative Expense

        For the fiscal year ended June 30, 2006, selling and administrative expense was $196.8 million (19.4 percent of revenues), compared to $174.8 million (16.6 percent of revenues) for the fiscal year ended June 30, 2005, reflecting an approximately $8.3 million increase in incentive bonuses and associated employee fringe benefit expenses. Selling and administrative expense was also higher due to stock option compensation charges of $2.1 million and a new profit sharing contribution of $3.1 million in fiscal year 2006.

Research and Development Expense

        For the fiscal year ended June 30, 2006 and 2005 R&D expense was $104.1 million and $99.4 million (10.3 percent and 9.5 percent of revenues), respectively, primarily reflecting increased R&D spending for ICs and a new profit sharing contribution in fiscal year 2006.

Asset Impairment, Restructuring and Other Charges

        For the fiscal year ended June 30, 2006, the previously reported restructuring-related charges were adjusted to reflect: (i) the reclassification of approximately $6.8 million of manufacturing costs from the consolidation of certain facilities to cost of sales from impairment of assets, restructuring, severance and other charges, and (ii) the reclassification of approximately $5.6 million of non-restructuring related charges to selling and administrative expense, R&D expense or other expense line items from impairment of assets, restructuring, severance and other charges on the consolidated statements of income. For the fiscal year ended June 30, 2005, the previously reported restructuring-related charges were adjusted to reflect: (i) the reclassification of approximately $34.0 million of manufacturing costs and severance not related to one of our initiatives from the consolidation of certain facilities to cost of sales from impairment of assets, restructuring, severance and other charges, and (ii) the reclassification of approximately $5.1 million of non-restructuring related charges to selling and administrative expense, R&D expense or other expense line items from impairment of assets, restructuring, severance and other charges on the consolidated statements of income.

        The additional information about our restructuring charges, refer to "Fiscal Year 2007 Compared with Fiscal Year 2006—Asset Impairment, Restructuring and Other Charges" above.

Other Income and Expense

        Other income, net was $15.8 million and $1.6 million for the fiscal years ended June 30, 2006 and 2005, respectively. For the fiscal year ended June 30, 2006, we recognized $13.6 million of gain from the sale of a portion of our equity investment in Nihon (see Part II, Item 8, Note 15, "Related Party Transactions"). For the fiscal year ended June 30, 2005, we recognized $1.5 million in foreign currency gains.

Interest Income and Expense

        Interest income was $33.2 million and $18.0 million for the fiscal years ended June 30, 2006 and 2005, respectively. The increase in income reflected higher prevailing interest rates and a higher average cash and investments balance during the fiscal year 2006.

        Interest expense was $26.4 million and $19.2 million for the fiscal years ended June 30, 2006 and 2005, respectively. The increase in 2006 expense primarily reflected a higher effective interest rate payable on our Notes outstanding (see Part II, Item 8, Note 6, "Bank Loans and Long-Term Debt," regarding the modification of the effective interest payable on our Notes).

Income Taxes

        The tax rate on income from continuing operations was 65.2% and 49.9% for the fiscal years ended June 30, 2006 and 2005, respectively, rather than the expected U.S. federal statutory tax rate of 35 percent. The tax provision for the fiscal year ended June 30, 2006 was higher than the expected U.S. federal statutory rate of 35 percent primarily from transfer pricing adjustments resulting in double taxation, an additional tax expense associated with the distribution of earnings previously treated as permanently reinvested and the special dividend repatriation from certain controlled foreign subsidiaries under the AJCA, and an increase in penalties and interest, which was partially offset by, the benefit of R&D and foreign tax credits, lower statutory rates in certain foreign jurisdictions, and the benefit of export incentives. The tax provision for the fiscal year June 30, 2005 was higher than the expected U.S. federal statutory rate of 35 percent primarily from transfer pricing adjustments resulting in double taxation, actual and deemed foreign distributions, and penalties and interest; which was partially offset by lower statutory rates in certain foreign jurisdictions, the benefit of R&D and foreign tax credits, and the benefit of export incentives. Due to errors in our transfer pricing related to intercompany transactions, we filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming tax refunds and asserted a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in our restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, we have recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years.

Liquidity and Capital Resources

        At June 30, 2007, we had $1,302.9 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of the fiscal year ended June 30, 2007, 2006 and 2005, fair market values of our mortgage-backed and asset-backed securities were $209.2 million (16.1 percent of cash and cash equivalents, short-term and long-term investments), $205.6 million (18.8 percent of cash and cash equivalents, short-term and long-term investments) and $75.3 million (8.0 percent of cash and cash equivalents, short-term and long-term investments), respectively (see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for discussions about our investment strategy.) Subsequent to June 30, 2007, in the first three quarters of fiscal year 2008, we recorded a $4.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair market values through March 31, 2008. In the fourth fiscal quarter of 2008, we recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        Total cash, cash equivalents, and investments at the end of each year were as follows (in thousands):

	Fiscal year ended June 30,
	2007	2006	2005
Cash and cash equivalents	$853,040	$482,907	$359,978
Investments	449,896	609,721	580,742

Total cash, cash equivalents, and investments	$1,302,936	$1,092,628	$940,720

        Our cash flows were as follows (in thousands):

	Fiscal year ended June 30,
		As restated
	2007	2006	2005
Cash flows provided by operations	$185,418	$136,438	$218,644
Cash flows provided by (used in) investing activities	271,792	(170,859)	(277,332)
Cash flows (used in) provided by financing activities	(90,507)	153,097	78,943
Effect of exchange rates	3,430	4,253	699

Net increase in cash and cash equivalents	$370,133	$122,929	$20,954

        During the fiscal year ended June 30, 2007, operating activities generated cash flow of $185.4 million compared to $136.4 million generated in the prior fiscal year ended June 30, 2006. Non-cash decrease (increase) to cash flow from operations during the fiscal year ended June 30, 2007 included $78.5 million of depreciation and amortization, $4.3 million pretax loss from discontinued operations on the Divestiture, $5.9 million of asset impairment charges, $14.2 million of stock compensation expense, and $(20.6) million relating to deferred tax liabilities. Changes in operating assets and liabilities decreased cash by $16.9 million, primarily attributed to increases in trade accounts receivable, inventories and prepaids and other receivables, offset by a net increase in operating liabilities.

        Cash provided by investing activities during the fiscal year ended June 30, 2007 consisted primarily of $282.7 million of net cash proceeds related to the Divestiture and the resulting sale of our PCS Business to Vishay, and Divestiture-related costs of $28.8 million. Proceeds from sales or maturities of investments were $564.1 million, offset by $398.8 million of cash used to purchase investments. During fiscal year 2007, we invested $120.5 million in capital equipment primarily at our Mexico assembly plant, our Newport, Wales facility, and our outside foundry and assembly subcontractor locations. As of June 30, 2007, we had purchase commitments for capital expenditures of approximately $5.9 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

        Cash used in financing reflected primarily the payments of $111.6 million in foreign accounts receivable financing activities and other foreign debt, partly offset by $20.1 million in proceeds received from the issuance of our common stock from the exercise of employee stock options. Subsequent to the end of our fiscal year, on July 16, 2007, we funded the payment at maturity of our Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, we recorded a debt retirement charge of $5.7 million from the concurrent termination of related interest rate swap transactions during the first quarter ended September 30, 2007 (see also Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" and Part II, Item 8, Note 5, "Derivative Financial Instruments").

        In June 2006, our subsidiary in Singapore entered into a Credit Agreement with Bank of America, N.A. ("BoA"). Pursuant to the Credit Agreement, BoA loaned $81.0 million to the Singapore subsidiary, bearing interest at the rate of London Interbank Offered Rate ("LIBOR") plus 1.0 percent and maturing on June 26, 2008. In conjunction with the Credit Agreement, we entered into a guaranty in favor of BoA to guarantee the payment and performance of obligations by its Singapore subsidiary. The Credit Agreement contained certain financial and other covenants, with which we and our Singapore subsidiary were in compliance at June 30, 2006. In January 2007, our subsidiary in Singapore made a prepayment of $26.0 million on the loan, and in May 2007 the Singapore subsidiary prepaid the remaining balance on the loan of $55.0 million.

        We had been a party to a three-year syndicated multi-currency revolving credit facility led by BNP Paribas (the "BNP Facility") that expired in November 2006. The BNP Facility provided a credit line of $150.0 million of which up to $150.0 million could have been used for standby letters of credit. At June 30, 2006, we had $30.3 million in foreign loans and $25.0 million letters of credit outstanding under the BNP Facility. At June 30, 2005, we had $16.4 million in letters of credit outstanding under the BNP Facility.

        The foreign accounts receivable financing facilities included total credit lines of $66.0 million, upon which $0.5 million was drawn at June 30, 2007 as proceeds from the fictitious accounts receivable we factored in Japan. These proceeds have been accounted for as short-term loans as more fully discussed in Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements."

        On November 6, 2006, we entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank ("JPM"), BoA, HSBC Bank USA, and Deutsche Bank AG (the "Facility"), to replace the BNP Facility. The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company's senior leverage ratio. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 and 0.25 percent of the unused portion of the total Facility, depending upon our senior leverage ratio. The Facility also contains certain financial and other covenants, with which we were in compliance at June 30, 2007. We pledged as collateral shares of certain of our subsidiaries.

        The Facility has been amended by (together the "Facility Amendments"): an Amendment No. 1 to the Facility dated May 4, 2007, an Amendment No. 2 to the Facility dated June 27, 2007, an Amendment No. 3 to the Facility dated September 13, 2007, an Amendment No. 4, to the Facility dated December 14, 2007 and an Amendment No. 5, to the Facility dated March 17, 2008. Pursuant to the Facility Amendments, our lenders under the Facility agreed that, in light of the Audit Committee Investigation, we would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, we agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. We intend to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that we will be successful (see Part I, Item 1A, "Risk Factors—Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions"). Although we are not able to access the Facility except for the renewal of outstanding letters of credit, we believe we have sufficient cash, cash equivalents, cash investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

        On July 30, 2008, we and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of (i) revised audited consolidated financial statements for fiscal years 2007, 2006 and 2005, and (ii) filing with the SEC of this Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, and if we are in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify us in writing either (i) that extensions of credit are available under the Facility to us or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, we are not able to access the Facility. The Amendment provides that failure by us to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding will result in termination of the Amendment.

        As further disclosed in Part II, Item 8, Note 5, "Derivative Financial Instruments," we had entered into a five-year foreign exchange forward contract in May 2006 with BNP Paribas (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. Subsequent to fiscal year 2007 in December 2007, we terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133 Implementation Issue No. G3 "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge," ("SFAS No. 133") the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        In connection with the errors and irregularities related to the tax matters described in Part II, Item 8, Note 10, "Income Taxes," we prepared and filed in September 2007 amended U.S. federal tax returns for the fiscal years 2004 through 2006. In conjunction with the filing of these amended tax returns and extensions related to U.S. federal and state income tax returns for the fiscal year ended June 30, 2007, we remitted income taxes and interest in the aggregate amount of $74.0 million to the Internal Revenue Service and state taxing agencies. Upon filing the amended returns and paying the interest due on the indicated underpayment of tax, we released during the first fiscal quarter of 2008, from accrued income taxes, $13.7 million of accrued penalty and related interest for the underpayment of income taxes due for the fiscal years 2004 to 2006 that we determined would have been payable in those years and paid approximately $44.3 million in taxes and $4.2 million for accrued interest on those taxes. We also paid, in the first quarter of fiscal year 2008, the Internal Revenue Service and state taxing agencies approximately $25.5 million upon the filing of fiscal year 2007 extensions. Additionally, during fiscal year 2008, we filed Forms 3115 to correct certain tax accounting methods with respect to the fiscal years ended June 30, 2001 through June 30, 2006. As a consequence of filing the Forms 3115, we reversed, throughout fiscal year 2008, approximately $1.2 million of accrued penalties and related interest for the fiscal years ended June 30, 2001 through June 30, 2006.

        We are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions and have recorded in the financial statements a $15.2 million tax benefit. In certain other jurisdictions, we cannot determine that the realization of the tax refunds of $59.3 million is probable and as such, we have not recognized them as income tax benefits in its financial statements. We have determined that we have overpaid $49.0 million of income taxes (which is included in the $59.3 million) in Singapore as a result of errors in our transfer pricing of intercompany transactions.

        We have determined that in fiscal year 2009 we will file amended U.S. federal income tax returns and consequently will pay approximately $14.2 million in taxes and $13.2 million in related interest and penalties to the Internal Revenue Service in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

Contractual Obligations

        Our contractual obligations, including the payments related to the Notes, their accrued interest and the income taxes payable described above, as of the fiscal year ended June 30, 2007, are as follows (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 Years	4 - 5 Years	5 years & thereafter
Convertible subordinated notes	$542,951	$542,951	$—	$—	$—	$—	$—
Interest payable on convertible notes	17,373	17,373	—	—	—	—	—
Taxes payable	162,836	100,976	61,860	—	—	—	—
Operating leases	28,473	8,692	6,897	5,899	4,460	1,098	1,427
Capital equipment purchase commitments	5,871	5,871	—	—	—	—	—

Total contractual obligations	$757,504	$675,863	$68,757	$5,899	$4,460	$1,098	$1,427

Off-Balance Sheet Arrangements

        Apart from the operating lease obligations and purchase commitments discussed above, we do not have any off-balance sheet arrangements as of the fiscal years ended June 30, 2008, 2007, 2006 and 2005.

Recent Accounting Pronouncements

        Information set forth under Part II, Item 8, Note 1, "Business, Basis of Presentation, and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" is incorporated herein by reference.

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

        Certain distributors and other customers have limited rights of returns and price protection programs. Revenue on product sales made through these distributors and customers are not recognized until revenue recognition criteria are met. We estimate and establish allowances for expected product returns in accordance with SFAS No. 48 and reduce revenues and cost of sales for estimated product returns in the same period that the related revenue is recorded. The estimation of future returns is based on historical sales returns, analysis of credit memo data, and other factors known at the time. We also record accruals for price protection programs and stock rotation rights. The estimation process is based on historical data and other known factors. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded allowances and adjust the amounts as necessary.

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

Inventories

        Inventories are stated at the lower of cost (generally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly. If actual market demand differs from our forecasts, our financial position, results of operations and cash flows may be materially impacted. Manufacturing costs deemed to be abnormal, such as idle facility expense, excessive spoilage, double freight, and re-handling costs are charged as cost of sales in the current period, rather than capitalized as part of ending inventory, in accordance with SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4." If the actual costs of production, including materials, labor and overhead costs, differ significantly from our forecasts, our gross margin and inventory may be materially impacted.

Income Taxes

        Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to determine deferred tax assets and liabilities and the recoverability of deferred tax assets. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that we believe do not meet the "more likely than not" criteria established by SFAS No. 109. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If our assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in our tax provision. We recognize any interest and penalties associated with income taxes in accrued income taxes.

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

        As of June 30, 2007, U.S. income taxes have not been provided on approximately $61.9 million of undistributed earnings of foreign subsidiaries since we consider these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

Impairment of Long-Lived Assets, Intangibles and Goodwill

        We evaluate the carrying value of goodwill in the fourth quarter of each fiscal year. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit as prescribed by SFAS No. 142, "Goodwill and Other Intangible Assets." We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In the first step of the impairment test, we estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform the second step which compares the implied fair value of the reporting unit with the carrying amount of that goodwill and write down the carrying amount of the goodwill to the implied fair value.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. The fair value of our reporting units is determined using the income approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In the application of the income approach, we are required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. Based on our annual impairment test in the fourth quarter, we determined that goodwill was not impaired as of the fiscal year ended June 30, 2007.

        In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of our businesses. Although the cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses. To the extent our forecasted income and cash flows do not materialize or there are significant changes to other variables, we may be required to write down goodwill in the future.

        We evaluate the recoverability of long-lived assets and other intangible assets whenever events and circumstances indicate that the carrying value of such assets may not be recoverable, in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." Asset impairment expense is recorded in operating income.

        In fourth fiscal quarter of 2008, we began our annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of our reporting units were updated. This update considered current economic conditions and trends; estimated future operating results, anticipated future economic conditions; and technology. After completing the first step in our Goodwill impairment analysis, we concluded that we may need to impair the Goodwill in the PS, PMD and IP segments.

Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in our PS segment, softening demand and pricing for our products in the PMD segment and a significant decline in projected royalty revenue in our IP segment as our broadest MOSFET patents expire. Based on the preliminary results of our annual assessment of goodwill for impairment, the net book value of three of our reporting units, PS, PMD and IP, may exceed their estimated fair value. Therefore, we are performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, we expect to incur a non-cash impairment charge. A reasonable estimate of the amounts of the impairment charge and the amount or range of amounts of the charge that will result in future cash expenditures has not been determined at this time.

Stock-Based Compensation

        We account for stock-based compensation in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), we estimate the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed is based on an estimated forfeiture rate, which is updated as appropriate. We determine forfeiture rates of the stock options based on our historical exercise and termination data, unvested options' original life time remaining to vest and whether these options were held by our officers and directors. We apply the SAB No. 107, "Share-Based Payment" simplified "plain-vanilla" method to determine the expected life in valuing our stock options to the extent that we cannot rely on our historical exercise data as a result of the amendments to the 2000 Incentive Plan ("2000 Plan") which changed the expiration and vesting terms of the stock option awards. We use market implied volatility of options with similar terms for valuing our stock options. We believe implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Changes in these assumptions could materially impact reported results in future periods.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to our investments, including mortgage-backed securities. We use derivative financial instruments primarily to mitigate these risks and as part of our strategic investment program. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth under the heading "Factors that May Affect Future Results."

Interest Rates

        Our financial assets and liabilities subject to interest rate risk are investments, variable-rate convertible notes and bank loan, revolving credit facilities and interest rate swaps. The primary objective of our investments in debt securities is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in fixed-rate debt are generally based on the three-month LIBOR, or, if longer term, are generally swapped into U.S. dollar three-month LIBOR-based returns.

        In December 2001, we entered into an interest rate swap transaction (the "December 2001 Transaction") with JPM, to modify our effective interest payable with respect to $412.5 million of our $550 million outstanding convertible debt due on July 16, 2007 (the "Debt") (see Part II, Item 8,

Notes 5, "Derivative Financial Instruments," and 6, "Bank Loans and Long-Term Debt"). In April 2004, we entered into an interest rate swap transaction (the "April 2004 Transaction") with JPM to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. At the inception of the April 2004 Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. The variable interest rate we have paid since the inception of the swap has averaged 3.38 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal year ended June 30, 2007 and 2006, these arrangements increased interest expense by $7.7 million and $1.6 million, respectively. During fiscal year ended June 30, 2005, these arrangements reduced interest expense by $8.0 million.

        The above interest rate swap transactions qualified as fair value hedges under SFAS No. 133. To test effectiveness of the hedges, regression analyses were performed quarterly comparing the changes in fair value of the swap transactions and the Debt. The fair values of the swap transactions and the Debt were calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date was based on probability-weighted analyses of interest rates relating to the five-year LIBOR curve and our stock prices. For the fiscal years ended June 30, 2007, 2006 and 2005, the hedges were highly effective, where the mark-to-market adjustments of the December 2001 Transaction and April 2004 Transaction were significantly offset by the mark-to-market adjustments on the Debt, and the ineffective portion did not have a material impact on earnings. The market value of the swap liabilities was $1.4 million, $11.6 million and $3.7 million at June 30, 2007, 2006 and 2005, respectively.

        In April 2002, we entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the December 2001 Transaction. The notional amount of the Contract was $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we had the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract had no market value at June 30, 2007. The market value of the Contract at June 30, 2006 and 2005 were $0.6 million and $0.1 million respectively, and was included in other long-term assets. Mark-to-market gains (losses) of $(0.6) million for fiscal year ended June 30, 2007, $0.5 million for the fiscal year ended June 30, 2006, and $(0.8) million for fiscal year ended June 30, 2005, were charged to interest expense.

        On July 16, 2007, concurrent with the Debt's maturity, the December 2001 and April 2004 Transactions with JPM and the Contract with Lehman terminated. For the fiscal year 2008 first quarter ended September 30, 2007, we recorded a $5.7 million non-cash charge related to termination of the Debt and the related derivatives (see also Part II, Item 8, Note 5, "Derivative Financial Instruments").

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

        In May 2006, we entered into the Forward Contract with BNP Paribas for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. We had designated the Forward Contract as a cash flow hedge. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. At June 30, 2007, 15 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar. The market value of the Forward Contract was $7.3 million and $1.2 million at June 30, 2007 and 2006, respectively, and was included in other assets. The mark-to-market gains included in other comprehensive income were $5.6 million, $0.8 million and $0.7 million, net of tax, for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to our cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

        We had approximately $80.6 million, $48.0 million and $43.5 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at June 30, 2007, 2006 and 2005, respectively. Net realized and unrealized foreign-currency gains recognized in earnings were $3.8 million, $2.3 million and $1.4 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

Market Value Risk

        We carry certain assets at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. In certain cases quoted market prices or market data inputs may not be readily available or availability could be diminished due to market conditions. In those cases, different assumptions could result in significant changes in valuation.

        At June 30, 2007, we had $1,302.9 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. We manage our total portfolio to encompass a diversified pool of investment grade securities. Our investment policy is to manage our total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio. To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments in marketable securities. Based on our investment portfolio and interest rates at June 30, 2007, a 100 basis point increase or decrease in interest rates would result in an annualized decrease or increase of approximately $8.2 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the loss is considered to be other than temporary. Subsequent to June 30, 2007, the fair values of certain investments declined and through March 31, 2008 we recognized $4.7 million in other-than-temporary impairment relating to certain available-for-sale securities. In the fourth fiscal quarter of 2008, we recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        We hold as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon, a related party as further disclosed in Part II, Item 8, Note 15, "Related Party Transactions." The value of these investments are subject to market fluctuations, which if adverse, could have a material adverse effect on our financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. We also have a strategic investment in the common stock of a non-publicly traded company which is recorded at cost in other long-term assets. As of June 30, 2007, the recorded cost basis and estimated fair value of this investment was $3.6 million. The estimate of fair value is based on best available information or other estimates determined by management. We did not experience any impairment in value regarding this investment during fiscal year 2007.

        The carrying values of the equity investments included in other long-term assets at June 30, 2007, 2006 and 2005 were $48.0 million, $56.6 million and $74.9 million, respectively, compared to their purchase cost at June 30, 2007, 2006 and 2005 of $26.5 million, $22.5 million and $27.8 million, respectively. Unrealized loss, net of tax, for the fiscal years ended June 30, 2007, 2006 and 2005 was $8.7 million, $8.1 million and $14.4 million, respectively, and was included in other comprehensive income. The carrying values of these equity investments are subject to market fluctuations, which if adverse, could have a material adverse effect on our financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on our operating results. Although the carrying values of these investments have declined significantly, we do not anticipate the disposition of these strategic investments for a loss within the new term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	69
Financial Statements
Consolidated Statements of Income for the Fiscal Years Ended June 30, 2007, 2006 (As Restated) and 2005 (As Restated)	71
Consolidated Balance Sheets as of June 30, 2007, 2006 (As Restated) and 2005 (As Restated)	72
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Fiscal Years Ended June 30, 2007, 2006 (As Restated) and 2005 (As Restated)	73
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2007, 2006 (As Restated) and 2005 (As Restated)	74
Notes to Consolidated Financial Statements	75
Supporting Financial Statement Schedule:
Schedule No.	Page
II. Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 30, 2007, 2006 (As Restated) and 2005 (As Restated)	242

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Rectifier Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Rectifier Corporation ("IR") and its subsidiaries (the Company) at June 30, 2007, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the 1) control environment, 2) controls over the completeness and accuracy of period-end financial reporting, 3) controls to ensure that the validity and proper periodic recognition of revenue transactions were consistent with the nature of its customer and distributor relationships, 4) controls to ensure the completeness, accuracy and timeliness of recording of accounts payable and accrued liabilities, operating expenses, inventories, and property and equipment, and 5) controls over the accounting for income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in "Management's Report on Internal Control Over Financial Reporting" appearing under Part II, Item 9A, "Controls and Procedures." We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2, "Restatements of Consolidated Financial Statements" to the consolidated financial statements, the Company has restated its 2006 and 2005 consolidated financial statements.

        As discussed in Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Los Angeles, California
August 1, 2008

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Revenues	$1,202,469	$1,014,800	$1,050,514
Cost of sales	741,111	588,934	568,538

Gross profit	461,358	425,866	481,976
Selling and administrative expense	212,088	196,766	174,721
Research and development expense	122,794	104,102	99,399
Amortization of acquisition-related intangible assets	1,889	3,330	3,976
Asset impairment, restructuring and other charges (credits)	10,398	87	(1,964)
Gain on royalty settlement	—	—	2,650

Operating income	114,189	121,581	208,494
Other income, net	(6,257)	(15,786)	(1,581)
Interest (income) expense, net	(16,036)	(6,784)	1,194

Income from continuing operations before income taxes	136,482	144,151	208,881
Provision for income taxes	62,995	93,987	104,113

Income from continuing operations	73,487	50,164	104,768
Income (loss) from discontinued operations, net of taxes (Note 3)	4,255	(13,654)	(19,774)

Net income	$77,742	$36,510	$84,994

Net income per common share (Note 11):
Basic:
Income from continuing operations	$1.01	$0.71	$1.55
Income (loss) from discontinued operations	0.06	(0.20)	(0.29)

Net income per share	$1.07	$0.51	$1.26

Diluted:
Income from continuing operations	$1.01	$0.70	$1.47
Income (loss) from discontinued operations	0.06	(0.19)	(0.26)

Net income per share	$1.07	$0.51	$1.21

Average common shares outstanding—basic	72,421	70,914	67,621

Average common shares and potentially dilutive securities outstanding—diluted	72,933	71,753	77,089

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2007	2006 As restated	2005 As restated
ASSETS
Current assets:
Cash and cash equivalents	$853,040	$482,907	$359,978
Short-term investments	113,901	120,872	278,157
Trade accounts receivable, net of allowances of $8.4 million for 2007, $2.7 million for 2006, and $1.2 million for 2005	152,820	157,912	154,506
Inventories	219,723	260,098	207,142
Current deferred tax assets	11,087	18,566	12,869
Prepaid expenses and other receivables	63,451	73,191	68,633

Total current assets	1,414,022	1,113,546	1,081,285
Restricted cash	14,592	—	—
Long-term investments	335,995	488,849	302,585
Property, plant and equipment, at cost, net	573,246	582,901	495,734
Goodwill	131,446	180,430	177,739
Acquisition-related intangible assets, net	20,881	27,494	29,854
Long-term deferred tax assets	71,560	28,400	28,575
Other assets	85,663	88,841	106,229

Total assets	$2,647,405	$2,510,461	$2,222,001

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$462	$30,320	$21,534
Long-term debt, due within one year	543,383	627	163
Accounts payable	68,410	101,510	102,823
Accrued income taxes	162,836	153,066	90,049
Accrued salaries, wages and commissions	40,588	57,472	32,403
Current deferred tax liabilities	2,883	1,865	1,035
Other accrued expenses	133,463	110,181	105,370

Total current liabilities	952,025	455,041	353,377
Long-term debt, less current maturities	—	617,540	547,259
Long-term deferred tax liabilities	4,188	25,627	20,397
Deferred gain on Divestiture	116,059	—	—
Other long-term liabilities	41,873	27,175	24,569

Total liabilities	1,114,145	1,125,383	945,602

Commitments and contingencies (Notes 12, 13 and 14)
Stockholders' equity:
Common shares, $1 par value, authorized: 330,000,000; issued and outstanding: 72,811,406 shares in 2007, 71,987,728 shares in 2006 and 69,826,428 shares in 2005	72,811	71,988	69,826
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2007, 2006 and 2005	—	—	—
Capital contributed in excess of par value of shares	958,417	924,718	853,353
Retained earnings	401,588	323,846	287,336
Accumulated other comprehensive income	100,444	64,526	65,884

Total stockholders' equity	1,533,260	1,385,078	1,276,399

Total liabilities and stockholders' equity	$2,647,405	$2,510,461	$2,222,001

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands except share data)

	Common Shares	Capital Contributed in Excess of Par Value of Shares (As restated)	Retained Earnings (As restated)	Accumulated Other Comprehensive Income (Loss) (As restated)	Comprehensive Income (Loss) (As restated)	Total
Balance, June 30, 2004, as previously reported	$66,358	$757,169	$297,685	$83,000	$—	$1,204,212
Adjustments to opening stockholders' equity	—	(1,551)	(95,343)	(307)	—	(97,201)

Balance, June 30, 2004, as restated	66,358	755,618	202,342	82,693	—	1,107,011
Net income for the year ended June 30, 2005	—	—	84,994	—	84,994	84,994
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(4,388)	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $(403)	—	—	—	—	690	—
Net unrealized losses on available-for-sale securities, net of deferred tax benefit of $8,124	—	—	—	—	(13,921)	—
Reclassification adjustments of loss on available-for-sale securities and foreign currency forward contract, net of tax benefit of ($472)	—	—	—	—	810	—
Other comprehensive loss	—	—	—	(16,809)	(16,809)	(16,809)
Comprehensive income	—	—	—	—	68,185	—
Issuance of common shares:
Exercise of stock options—3,213,840 shares	3,214	63,582	—	—	—	66,796
Stock participation plan—254,260 shares	254	8,011	—	—	—	8,265
Tax benefit from exercise of stock options and stock participation plan	—	19,431	—	—	—	19,431
Stock-based compensation cost	—	6,711	—	—	—	6,711

Balance, June 30, 2005, as restated	69,826	853,353	287,336	65,884	—	1,276,399
Net income for the year ended June 30, 2006	—	—	36,510	—	36,510	36,510
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	9,193	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $(460)	—	—	—	—	754	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax benefit of $1,658	—	—	—	—	(2,717)	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax benefit of $5,244	—	—	—	—	(8,588)	—
Other comprehensive loss	—	—	—	(1,358)	(1,358)	(1,358)
Comprehensive income	—	—	—	—	35,152	—
Issuance of common shares:
Exercise of stock options—2,156,766 shares	2,158	55,540	—	—	—	57,698
Stock participation plan—4,234 shares	4	172	—	—	—	176
Tax benefit from exercise of stock options		11,762	—	—	—	11,762
Stock-based compensation cost	—	3,891	—	—	—	3,891

Balance, June 30, 2006, as restated	71,988	924,718	323,846	64,526	—	1,385,078
Net income for the year ended June 30, 2007	—	—	77,742	—	77,742	77,742
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	45,443	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $(4,028)	—	—	—	—	5,660	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax benefit of $3,842	—	—	—	—	(5,400)	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax benefit of $1,220	—	—	—	—	(1,714)	—
Reclassification of currency translation adjustment related to the Divestiture	—	—	—	—	(8,071)	—
Other comprehensive income	—	—	—	35,918	35,918	35,918
Comprehensive income	—	—	—	—	113,660	—
Issuance of common shares:
Exercise of stock options—805,136 shares	805	18,668	—	—	—	19,473
Stock participation plan—18,542 shares	18	610	—	—	—	628
Tax benefit from exercise of stock options	—	3,739	—	—	—	3,739
Stock-based compensation cost	—	10,682	—	—	—	10,682

Balance, June 30, 2007	$72,811	$958,417	$401,588	$100,444	$—	$1,533,260

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Cash flow from operating activities:
Net income	$77,742	$36,510	$84,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,491	82,598	69,524
Amortization of acquisition-related intangible assets	2,209	4,250	4,939
Stock compensation expense	14,201	3,891	6,711
Pre-tax loss on Divestiture, discontinued operations	4,262	—	—
(Gain) loss on sale of investments	(2,070)	(13,304)	186
Provision for bad debt	6,498	2,960	1,036
Provision for inventory write-downs	36,622	13,714	2,841
Asset impairment	5,878	397	345
Unrealized gains on derivatives	(2,244)	(3,678)	(955)
Deferred revenue	(880)	374	1,044
Deferred income taxes	(20,573)	6,902	33,824
Tax benefit from options exercised	3,739	11,762	19,431
Excess tax benefit from options exercised	(1,559)	(6,016)	—
Changes in operating assets and liabilities, net (Note 1)	(16,898)	(3,922)	(5,276)

Net cash provided by operating activities	185,418	136,438	218,644

Cash flow from investing activities:
Additions to property, plant and equipment	(120,539)	(156,509)	(135,085)
Proceeds from sale of property, plant and equipment	1,055	1,317	265
Acquisition of technologies	(1,000)	(3,500)	(11,500)
Acquisition of certain business assets and businesses	—	—	(39,633)
Proceeds from Divestiture	339,615	—	—
Cash conveyed as part of Divestiture	(56,964)	—	—
Cost associated with Divestiture	(28,762)	—	—
Sale or maturities of investments	564,139	750,297	387,513
Purchase of investments	(398,797)	(787,873)	(471,020)
Proceeds from sale of equity investments	—	19,068	—
Additions to restricted cash	(14,592)	—	—
Other, net	(12,363)	6,341	(7,872)

Net cash provided by (used in) investing activities	271,792	(170,859)	(277,332)

Cash flow from financing activities:
(Repayments of) proceeds from short-term debt	(29,858)	8,928	2,924
(Repayments of) proceeds from long-term debt	(81,746)	81,090	(165)
Repayments of obligations under capital leases	(432)	(1,339)	(288)
Proceeds from exercise of stock options and stock participation plan	20,101	57,874	75,061
Excess tax benefit from options exercised	1,559	6,016	—
Other, net	(131)	528	1,411

Net cash (used in) provided by financing activities	(90,507)	153,097	78,943
Effect of exchange rate changes on cash and cash equivalents	3,430	4,253	699

Net increase in cash and cash equivalents	370,133	122,929	20,954
Cash and cash equivalents, beginning of year	482,907	359,978	339,024

Cash and cash equivalents, end of year	$853,040	$482,907	$359,978

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement

        The Company's consolidated financial statements as of and for the fiscal years ended June 30, 2006 and 2005 and related financial information have been restated to correct for certain accounting irregularities and errors. For further details on the nature of the corrections and the related effects on the Company's previously issued consolidated financial statements, see Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements." Restated balances have been identified with the notation "As restated" where appropriate. Throughout these notes, the term "as previously reported" will be used to refer to balances from 2006 and 2005 consolidated financial statements as reported prior to restatement for the irregularities and errors.

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

        The Company pioneered the fundamental technology for power metal oxide semiconductor field effect transistors ("MOSFETs") in the 1970s, and estimates that the majority of the world's planar power MOSFETs use its technology. Power MOSFETs are instrumental in improving the ability to manage power efficiently. The Company's products include power MOSFETs, high voltage analog and mixed signal integrated circuits ("HVICs"), low voltage analog and mixed signal ICs ("LVICs"), digital integrated circuits ("ICs"), radiation-resistant ("RAD-Hard™") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), high reliability DC-DC converters, PowerStage ("PS") modules, and DC-DC converter type applications.

Basis of Presentation and Consolidation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries, which are located in North America, Europe and Asia. Intercompany balances and transactions have been eliminated in consolidation.

        On April 1, 2007, the Company sold its Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million (the "Divestiture"). Since the consummation of the Divestiture and while the Company prepared its restated financial statements, a number of matters have developed, as discussed in Part II, Item 8, Note 17, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, the Company has deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

        The PCS Business consisted of the Company's previously reported Non-Aligned Products ("NAP") and Commodity Products ("CP") segments, and included its subsidiary operations in Mumbai, India; Borgaro, Italy; Xian, China; Krefeld, Germany; Swansea, Wales; and Halifax, Nova Scotia, Canada, as

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

well as certain equipment and business operations located in Temecula and El Segundo (California), Tijuana (Mexico) and Singapore. The PCS product lines sold included certain high voltage discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, multi-chip modules not containing ICs and certain other specified products.

        For the fiscal year ended June 30, 2007, the financial results of NAP segment were included in discontinued operations and prior period results have been reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations, as the Company expects to have significant ongoing involvement based on the significance of the cash flows expected to be derived from certain transition services ("TS") to be provided to Vishay for up to three years as part of the Divestiture (see Note 3, "Discontinued Operations and Divestiture"). The reclassifications had no impact on the Company's total assets, total liabilities, stockholders' equity, cash flows or total consolidated net income reported.

Reclassification

        Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. Certain reclassifications have been made to the Consolidated Statements of Income for the fiscal years ended June 30, 2005, 2006 and 2007, to present the results of a portion of the PCS Business sold to Vishay, the former NAP segment, as discontinued operations.

Fiscal Year

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on a Sunday closest to June 30th. Fiscal year 2007 consisted of 52 weeks ending July 1, 2007, fiscal year 2006 consisted of 52 weeks ending July 2, 2006, and fiscal year 2005 consisted of 52 weeks ending July 3, 2005. For ease of presenting the accompanying consolidated financial statements, the fiscal year end for all periods presented is shown as June 30. Similarly, each fiscal quarter end is reported as the last day of the calendar month, although the actual fiscal period end date may be different.

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

Revenue Recognition and Allowances

        In accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB 104"), the Company recognizes revenue when evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. The Company recognizes revenues based on established terms and conditions with its customers, which are generally upon shipment for product sales. Certain distributors and other customers have limited rights of return and price protection programs. The Company estimates and establishes allowances for expected future product returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists" ("SFAS No. 48").

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Sales and other taxes directly imposed on revenue-producing transactions are reported on a net (excluded from revenue) basis, as permitted by Emerging Issues Task Force Issue No. 06-3 "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement."

        The Company maintains allowances for doubtful accounts and pricing disputes. These allowances as of fiscal years ended June 30, 2007, 2006 and 2005 were $8.4 million, $2.7 million and $1.2 million, respectively.

Shipping Costs

        Outbound customer shipping costs are expensed as incurred and are included in selling and administrative expense. The expense for outbound customer shipments for the fiscal years ended June 30, 2007, 2006 and 2005 was $11.9 million, $11.2 million and $11.2 million, respectively.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $3.6 million, $4.0 million and $4.4 million, respectively.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Interest (Income) Expense

        Interest (income) expense for the fiscal years ended June 30, 2007, 2006 and 2005 are as follows (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Interest income	$(54,632)	$(33,157)	$(17,956)
Interest expense	38,596	26,373	19,150

Interest (income) expense, net	$(16,036)	$(6,784)	$1,194

        Interest expense capitalized as part of construction-in-progress for the fiscal years ended June 30, 2007, 2006 and 2005 was $4.6 million, $4.5 million and $2.3 million, respectively.

Income Taxes

        Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both the Company's geographic mix of income and its current tax exposures in each jurisdiction where it operates. These estimates involve complex issues, require extended periods of time to resolve, and require the Company to make judgments, such as anticipating the positions that it will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities. The Company is also required to determine deferred tax assets and liabilities and the recoverability of deferred tax assets. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses offsetting deferred tax liabilities and the availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that the Company believes do not meet the "more likely than not" criteria established by SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the Company's assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the Company is ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in its tax provision. The Company recognizes any interest and penalties associated with income taxes in accrued income taxes.

        The Company recognizes certain tax liabilities for anticipated tax audit findings in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which additional taxes would be due, in accordance with SFAS No. 5, "Accounting for Contingencies." If the audit findings result in actual taxes owed more or less than what the Company had anticipated, its income tax expense would be increased or decreased, accordingly, in the period of the determination.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        As of June 30, 2007, U.S. income taxes have not been provided on approximately $61.9 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

Net Income per Common Share

        Net income per common share—basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net income per common share—diluted is similar to the computation of net income per common share—basic except that the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method and the conversion of the Company's convertible subordinated notes using the if-converted method only if the conversion of the bonds results in the dilution of earnings per share. The Company's use of the treasury stock method reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. The Company's use of the if-converted method increases reported net income by the interest expense, net of tax, related to the convertible subordinated notes when computing net income per common share—diluted. For the fiscal years ended June 30, 2007, 2006, and 2005, the number of common shares used in computing the diluted per-share amount for income from continuing operations was used as the control number in computing the diluted per-share amount for income (loss) from discontinued operations in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The conversion effect of the Company's outstanding Notes into 7,439,000 shares of common stock was not included in the computation of diluted income from continuing operations per share (the "Effect") for the fiscal years ended June 30, 2007 and 2006, since the Effect would have been anti-dilutive. For the fiscal year ended June 30, 2005, the conversion of the Company's outstanding Notes negatively impacted net income per common share by $0.01.

        At the beginning of fiscal year 2006, the Company adopted SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)") on a modified prospective basis. Assumed proceeds from the in-the-money outstanding options as of fiscal year ended June 30, 2007 and 2006, include the windfall tax benefits, net of shortfalls, calculated under the "as-if" method as prescribed by SFAS No. 123(R).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Statements of Cash Flows

        Components in the changes of operating assets and liabilities, net of effects of acquisitions and the Divestiture (see Note 3, "Discontinued Operations and the Divestiture"), for the fiscal years ended June 30, 2007, 2006 and 2005 were comprised of the following (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Trade accounts receivable	$(4,904)	$(1,771)	$2,130
Inventories	(56,146)	(67,193)	(33,026)
Prepaid expenses and other receivables	(4,918)	(22,294)	(15,495)
Accounts payable	(8,268)	(268)	8,975
Accrued salaries, wages and other commissions	(8,668)	23,738	(2,380)
Deferred compensation	3,488	(2,499)	(2,539)
Accrued income taxes	26,281	59,477	26,954
Other accrued expenses	36,237	6,888	10,105

Changes in operating assets and liabilities	$(16,898)	$(3,922)	$(5,276)

        Supplemental disclosures of cash flow information (in thousands):

	Fiscal Year Ended June 30,
	2007	2006	2005
Cash paid during the year for:
Interest	$46,004	$19,030	$16,566
Income taxes	27,759	23,908	17,537
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	7,084	17,091	15,817

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        Investments in non-marketable securities are carried at cost pursuant to Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock," as the Company does not exert significant influence over any of its investments. The Company evaluates the carrying value of its investment for impairment on a periodic basis.

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

        Cash, restricted cash, cash equivalents and investments as of June 30, 2007, 2006 and 2005 are summarized as follows (in thousands):

	2007	2006	2005
Cash and cash equivalents	$853,040	$482,907	$359,978
Short-term investments	113,901	120,872	278,157
Restricted cash	14,592	—	—
Long-term investments	335,995	488,849	302,585

Total cash, restricted cash, and cash equivalents and investments	$1,317,528	$1,092,628	$940,720

        Restricted cash is maintained to secure the Company's indemnity obligations, if any, pursuant to the terms of the Divestiture (see Note 3, "Discontinued Operations and the Divestiture"). The restricted cash is held by Union Bank of California, as escrow agent. The escrow agent will continue to hold the funds in escrow and invest in seven-day term deposits until it receives either joint instructions of the parties or a court order directing it to release all or a portion of the escrow funds. Interest earned on the escrow funds will be reinvested and held in the name of the escrow account, and distributed to the parties based on the allocation of principal funds in the escrow account. Any funds remaining in the escrow account 18 months after closing, unless subject to a dispute with Vishay, will be disbursed to the Company. In addition, the Company agreed to establish a collateral pledge of $4.3 million to Bank of America ("BoA") in connection with the $150.0 million revolving credit facility ("Facility") as discussed in Note 6, "Bank Loans and Long-Term Debt." The Company agreed in

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Amendment No. 2 of the Facility to secure the letter of credit with cash collateral no later than July 12, 2007. Subsequent to fiscal year 2007 in July 2007, the Company transferred the cash collateral to a term deposit account held by BoA.

Inventories

        Inventories are stated at the lower of cost (generally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts for a specific time horizon and reserves are established accordingly. Manufacturing costs deemed to be abnormal, such as idle facility expense, excessive spoilage, double freight, and re-handling costs are charged as cost of sales in the period incurred, in accordance with SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4."

        Inventories at June 30, 2007, 2006 and 2005 were comprised of the following (in thousands):

	June 30,
	2007	2006 As restated	2005 As restated
Raw materials	$31,067	$35,758	$32,054
Work-in-process	85,383	87,653	75,889
Finished goods	103,273	136,687	99,199

Total inventories	$219,723	$260,098	$207,142

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses. Depreciation is provided using the straight-line method, based on the estimated useful lives of the assets, ranging from three to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation and amortization expense for the fiscal years ended June 30, 2007, 2006 and 2005 was $78.5 million, $82.6 million and $69.5 million, respectively. Property, plant and equipment at June 30, 2007, 2006 and 2005 were comprised of the following (in thousands):

	June 30,
	2007	2006 As restated	2005 As restated	Range of useful life
Building and improvements	$176,543	$182,149	$177,561	3 - 40
Equipment	978,582	1,054,841	911,616	3 - 15
Less: accumulated depreciation and amortization	(703,564)	(801,259)	(732,428)

	451,561	435,731	356,749
Land	17,743	19,171	19,733
Construction-in-progress	103,942	127,999	119,252

Total property, plant and equipment	$573,246	$582,901	$495,734

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Amortization of improvements to leased premises is provided using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment were not material at June 30, 2007, 2006 and 2005.

        Repairs and maintenance costs are charged to expense as incurred. In the fiscal years ended June 30, 2007, 2006 and 2005, repairs and maintenance costs were $44.3 million, $38.7 million and $35.2 million, respectively.

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

        In the first of a two-step impairment test, the Company compares the carrying value of the reporting units with the fair value of these reporting units determined using a discounted cash flow valuation model. The second step, if necessary, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Based on its annual impairment test in the fourth fiscal quarter of each year, the Company determined that goodwill was not impaired as of fiscal year ended June 30, 2007.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        At June 30, 2007, 2006 and 2005, acquisition-related intangible assets are as follows (in thousands):

		June 30, 2007
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(11,849)	$17,830
Customer lists	5 - 12	5,446	(3,677)	1,769
Intellectual property and other	5 - 12	7,963	(6,681)	1,282

Total acquisition-related intangible assets		$43,088	$(22,207)	$20,881

		June 30, 2006, As restated
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$38,325	$(14,882)	$23,443
Customer lists	5 - 12	5,446	(3,244)	2,202
Intellectual property and other	5 - 12	7,963	(6,114)	1,849

Total acquisition-related intangible assets		$51,734	$(24,240)	$27,494

		June 30, 2005, As restated
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$36,665	$(11,859)	$24,806
Customer lists	5 - 12	5,667	(2,743)	2,924
Intellectual property and other	5 - 12	7,313	(5,189)	2,124

Total acquisition-related intangible assets		$49,645	$(19,791)	$29,854

        As of June 30, 2007, estimated amortization expense for the next five years is as follows (in thousands): fiscal year 2008: $2.5 million; fiscal year 2009: $2.5 million; fiscal year 2010: $2.5 million; fiscal year 2011: $1.7 million; and fiscal year 2012: $0.9 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The carrying amounts of goodwill by segment as of fiscal years ended June 30, 2007, 2006 and 2005 are as follows (in thousands):

	June 30, 2007	June 30, 2006 As restated	June 30, 2005 As restated
Power Management Devices	$28,748	$—	$—
Energy-Saving Products	36,984	56,201	81,970
Aerospace and Defense	18,959	22,048	53,354
Enterprise Power	22,805	—	—
PowerStage	3,876	—	—
Intellectual Property	20,074	23,345	3,802
Computing and Communications	—	50,010	33,579
Non-Aligned Products	—	11,097	5,034
Commodity Products	—	17,729	—

Total goodwill	$131,446	$180,430	$177,739

        As of June 30, 2007, $43.0 million of goodwill is deductible for income tax purposes for which $3.0 million, $3.0 million and $3.0 million were deducted in the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

        The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2007, 2006 and 2006 are as follows (in thousands):

Balance, June 30, 2004, as restated	$165,201
New acquisition	12,958
Foreign exchange impact	(420)

Balance, June 30, 2005, as restated	177,739
Foreign exchange impact	2,691

Balance, June 30, 2006, as restated	180,430
Divestiture	(50,767)
Foreign exchange impact	1,783

Balance, June 30, 2007	$131,446

        The Divestiture represents the goodwill related to the PCS Business sold to Vishay on April 1, 2007 as further described in Note 3 below. The goodwill associated with the fiscal year 2005 acquisition was assigned to the Company's then reportable segments based on their relative fair value.

        In the fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. During this quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends; estimated future operating results, anticipated future economic conditions; and technology. After completing the first step in the Goodwill impairment analysis, the Company concluded that the Goodwill in the PS, Power Management Devices ("PMD") and Intellectual Property ("IP") segments may be impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

performance in the Company's PS segment, softening demand and pricing for its products in the PMD segment and a significant decline in projected royalty revenue in its IP segment as the broadest MOSFET patents expire. Based on the preliminary results of the annual assessment of goodwill for impairment, the net book value of three of its reporting units, PS, PMD and IP, exceeded their estimated fair value. Therefore, the Company is performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, the Company expects to record an impairment charge. A reasonable estimate of the amount of the impairment charge or the range of amounts of the charge cannot be determined at this time.

  Other Accrued Expenses

        Other accrued expenses at June 30, 2007, 2006 and 2005 were comprised of the following (in thousands):

	June 30,
	2007	2006 As restated	2005 As restated
Sales returns	$34,561	$42,467	$40,346
Deferred revenue	21,773	23,496	23,122
Accrued interest	15,749	14,579	9,289
Accrued compensation	10,354	6,570	6,294
Accrued accounting and legal costs	8,924	5,616	4,388
Accrued sales and other taxes	6,958	242	1,357
Transition services contract liability	6,665	—	—
Accrued Divestiture transaction costs	4,901	—	—
Due to customers	4,535	—	—
Accrued warranty	2,434	3,590	2,940
Short-term severance liability	826	991	6,319
Other	15,783	12,630	11,315

Total other accrued expenses	$133,463	$110,181	$105,370

  Warranty

        The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of its warranty agreements. The specific warranty terms and conditions vary depending upon product sold and country in which the Company does business. In general, for standard products, the Company will replace defective parts not meeting the Company's published specifications at no cost to the customers. Factors that affect the liability include historical and anticipated failure rates of products sold, and cost per claim to satisfy the warranty obligation. If actual results differ from the estimates, the Company revises its estimated warranty liability to reflect such changes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The following table details the changes in the Company's warranty reserve for the fiscal years ended June 30, 2007, 2006 and 2005, which is included in other accrued liabilities in the schedule above (in thousands):

Accrued warranty, June 30, 2004 (as restated)	$2,563
Accruals for warranties issued during the year	5,434
Changes in estimates related to pre-existing warranties	(677)
Warranty claim settlements	(4,380)

Accrued warranty, June 30, 2005 (as restated)	2,940
Accruals for warranties issued during the year	5,725
Changes in estimates related to pre-existing warranties	(480)
Warranty claim settlements	(4,595)

Accrued warranty, June 30, 2006 (as restated)	3,590
Accruals for warranties issued during the year	5,264
Changes in estimates related to pre-existing warranties	(2,595)
Warranty claim settlements	(3,825)

Accrued warranty, June 30, 2007	$2,434

  Other Long-Term Liabilities

        Other long-term liabilities at June 30, 2007, 2006 and 2005 were comprised of the following (in thousands):

	June 30,
	2007	2006	2005
Divested entities' tax obligations	$18,578	$—	$—
Deferred compensation	9,645	12,828	16,732
Transition services contract liability	11,665	—	—
Interest rate swap liability	—	11,613	3,407
Other	1,985	2,734	4,430

Total other long-term liabilities	$41,873	$27,175	$24,569

        In connection with the Divestiture, the Company recorded a liability of $18.6 million for certain tax obligations with respect to divested entities.

  Deferred Gain on Divestiture

        Since the consummation of the Divestiture and while the Company prepared its restated financial statements, a number of matters have developed, as discussed in Note 17, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, the Company has deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income as of June 30, 2007, 2006 and 2005 were as follows (in thousands):

	June 30,
	2007	2006 As restated	2005 As restated
Foreign currency translation adjustments	$84,117	$46,745	$37,552
Net unrealized gains on foreign currency forward contracts	4,787	841	87
Net unrealized gains on available-for-sale securities	11,540	16,940	28,245

Accumulated other comprehensive income	$100,444	$64,526	$65,884

  Stock-Based Compensation

        Effective at the beginning of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R) to account for stock-based compensation. Under SFAS No. 123(R), the Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed to awards is based on the estimated forfeiture rate, which is updated based on the Company's actual forfeiture rates. This option pricing model requires the input of subjective assumptions, including the expected volatility of the Company's common stock, pre-vesting forfeiture rate and an option's expected life. The financial statements include amounts that are based on the Company's best estimates and judgments. Prior to fiscal year 2006, the Company accounted for stock-based compensation plans using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees. See Note 7, "Stock-Based Compensation."

  Legal Costs

        The Company expenses legal costs incurred related to loss contingencies. The Company capitalizes legal costs associated with filing and maintaining successful U.S. and foreign patent applications. The Company also capitalizes legal costs related to the defense and enforcement of issued patents (until success is deemed improbable), and these costs are amortized over the estimated useful lives of the patents. Such deferred costs are reviewed for impairment and recoverability periodically. Capitalized legal patent costs, net of accumulated amortization at June 30, 2007, 2006 and 2005 were approximately $15.7 million, $15.3 million and $14.7 million, respectively.

  Concentration of Risk

        The Company places its cash in investment-grade vehicles with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before being recognized in the financial statements. This Interpretation requires that the impact of a material, uncertain tax position be recognized if it is more likely than not of being sustained in an audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, "Accounting for Contingencies." FIN 48 is effective for the Company beginning July 1, 2007, the first quarter of fiscal year 2008. The adoption of FIN 48 had no material impact on the financial statements.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard ("FAS") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 is effective upon initial adoption of Statement No. 157. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes to fair value recognized in earnings. SFAS No. 159 is effective for the Company beginning July 1, 2008, although early adoption is permitted. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in process R&D is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning July 1, 2009.

        In December 2007, the Securities and Exchange Commission ("SEC") issued SAB No. 110, "Share-based Payment" ("SAB 110") to permit entities, under certain circumstances, the continued use of the "simplified" method, in developing estimates of the expected term of "plain-vanilla" share

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

options in accordance with SFAS No. 123(R). SAB 110 amended SAB No. 107, "Share-based Payment" ("SAB 107") to permit the use of the "simplified" method beyond December 31, 2007. The Company currently uses the "simplified" method to estimate the expected term for share option grants as the Company does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the "simplified" method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for the Company on January 1, 2008.

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

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3") which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under FASB Statement No. 142. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of FSP FAS 142-3 will have its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP, accounting principles generally accepted in the United States of America for nongovernmental entities. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to Interim Auditing Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently assessing the potential impact that the adoption of SFAS No. 162 will have on its consolidated financial statements.

2. Restatements of Consolidated Financial Statements

        The Company has restated its consolidated balance sheets as of June 30, 2006 and 2005, and the consolidated statements of income, stockholders' equity, comprehensive income (loss), and cash flows for the fiscal years ended June 30, 2006 and 2005, including the cumulative impact of corrected errors for periods prior to fiscal year 2004.

        The cumulative adjustments required to correct the errors and irregularities in the financial statements prior to July 1, 2004 are reflected in the restated stockholders' equity as of the end of fiscal year 2004, as shown in the Consolidated Statement of Stockholders' Equity and Comprehensive Income. The cumulative effect of those adjustments reduced previously reported stockholders' equity by $97.2 million at June 30, 2004.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

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

Summary of Internal Control Issues and Related Matters Identified in the Investigation and Management Reviews

        The Company has identified several deficiencies in its internal control over financial reporting, including its control environment, revenue recognition, income tax accounting, accrual of liabilities and period-end financial reporting processes. The control deficiencies failed to prevent or detect a number of accounting errors and irregularities, which errors and irregularities led to the restatement described below.

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

  •
  The Company did not maintain effective control and corporate oversight over the financial accounting and reporting of its subsidiary in Japan. Established controls and processes were circumvented, including in some instances with the knowledge of the Company's senior management. Revenue was recognized prematurely and certain fictitious sales transactions were recorded through the creation of fictitious customer orders. Inventory relating to fictitious or

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

    premature sales was stored at multiple third party warehouses that were not recorded in the accounting records of the Company's subsidiary in Japan. In certain instances, arrangements were made at quarter ends for selected distributors to accept deliveries of excess and slow moving product with an understanding that extended payment terms would apply or that the inventory could be returned after quarter end.

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

  Summary Financial Impacts of Restatements

        The following table presents "as restated" and "as previously reported" summary financial data for revenue, operating income, income from continuing operations before income taxes, provision for income taxes, loss from discontinued operations, net income and earnings per share data for the Company's last two fiscal years (in thousands, except per share data):

	Revenue	Operating income	Income from continuing operations before income taxes	Provision for income taxes	Loss from discontinued operations net of tax	Net income	Earnings per share—basic	Earnings per share—diluted
Year ended June 30, 2006
As previously reported	$1,171,118	$136,208	$158,750	$51,594	$—	$107,156	$1.51	$1.49
Restatement adjustments	(46,128)	(24,203)	(24,175)	46,471	—	(70,646)	(0.80)	(0.79)
Discontinued operations	(110,190)	9,576	9,576	(4,078)	(13,654)	—	(0.20)	(0.19)

As restated and adjusted for discontinued operations	$1,014,800	$121,581	$144,151	$93,987	$(13,654)	$36,510	$0.51	$0.51

Year ended June 30, 2005
As previously reported	$1,174,424	$182,955	$184,068	$46,608	$—	$137,460	$2.03	$1.91
Restatement adjustments	(20,290)	(456)	(1,182)	51,284	$—	(52,466)	(0.48)	(0.44)
Discontinued operations	(103,620)	25,995	25,995	6,221	(19,774)	—	(0.29)	(0.26)

As restated and adjusted for discontinued operations	$1,050,514	$208,494	$208,881	$104,113	$(19,774)	$84,994	$1.26	$1.21

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

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

        With the assistance of the Company's advisors, a reconstruction of revenue, cost of sales, accounts receivable and inventory for its subsidiary in Japan for the fiscal years ended June 30, 2007, 2006 and 2005 was performed. This reconstruction of financial records was based, in large part, on third-party records or confirmations. In this process, the Company determined that certain fictitious customer invoices were factored to various third-party financial institutions as part of the Japan subsidiary's accounts receivable financing facilities. These transactions inappropriately reduced accounts receivable and, notwithstanding the nature of these invoices, these borrowings from the financial institutions were satisfied by cash from operations. No amounts were outstanding under the facilities after July 2007. The accounts receivable financing facilities are currently not being used by the subsidiary in Japan.

        Furthermore, as a part of the reconstruction of the financial records for the Japan subsidiary, the Company also determined that intangible assets of approximately $10 million that had been previously characterized as an acquisition of distribution rights from a failing distributor should have been considered a past due receivable. This past due receivable, totaling $13 million which was never collected and has been recorded as a restatement adjustment through the reversal of amortization expense and write-off of the accounts receivable balance as a charge to retained earnings at the beginning of fiscal year 2005.

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

        The following description of these identified transactions requiring restatement within this category of Other Revenue Recognition Matters related to the Company's Aerospace & Defense ("A&D") segment, acceleration of shipping dates, transfer of title and risk of loss and accounting for sales to certain distributors, should be read with an understanding that these adjustments relate to the timing of revenue recognition and the recording of costs and expenses among fiscal periods and therefore, these adjustments do not change revenue or costs and expenses in total over the periods described above but rather change the period in which the revenue or cost and expense is recorded. Other restatement adjustments such as those related to establishing reserves for stock rotations and sales and warranty returns also relate to the timing of revenue recognition and the recording of costs and expenses over these same periods, however, because these restatement adjustments incrementally increase reserves recorded they do decrease revenue and increase costs and expenses in total as of the beginning of the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

period in which they are first recorded. Royalty revenue recognition transactions identified as requiring restatement either resulted in reclassification to gain on royalty settlement or resulted in a permanent decrease in recognized revenue.

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

        Returns Reserves and Stock Rotation Rights—The Company determined that its sales returns reserve should have been recorded in its financial statements at the time the related revenue is recognized and should have contemplated estimated future returns in accordance with SFAS No. 48. The Company previously had provided for sales returns only on known and approved returns after the revenue recognition date, resulting in higher revenue recognized. Additionally, it was determined that the Company did not adequately provide for stock rotation rights provided to certain distributor customers.

        Intellectual Property—The Company determined that it had incorrectly recognized royalty revenue in certain circumstances. One instance where royalty revenue was recognized prematurely and required reversal when an unfavorable judicial ruling was received and two other royalty settlements previously recorded as royalty revenue required reclassification to "Gain on royalty settlement."

        For the fiscal years ended June 30, 2006 and 2005 presented in this Note 2, "Restatements of Consolidated Financial Statements," no single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in either a net increase or decrease to Income from continuing operations before income taxes of more than $2.6 million for fiscal 2006 and $6.3 million for fiscal 2005.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

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

        In addition, the Company performed a review of certain costs capitalized as an element of internally developed software. The Company determined that certain consultant costs were improperly capitalized and should have been recognized as period charges when incurred.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

        The impact of these reclassifications and adjustments were (in thousands):

	Fiscal Year Ended June 30,
	2006	2005
Asset impairment, restructuring and other charges, as reported	$15,912	$33,952
Restatement adjustments—increase (decrease) to
Cost of sales	6,833	24,239
Selling and administrative	6,226	1,366
Research and development	(1,050)	2,938
Other expense	428	799
Net adjustments to accruals	574	3,888

Total restatement adjustments	13,011	33,230

Asset impairment, restructuring and other charges, as restated	2,901	722
Less: discontinued operations adjustment	2,814	2,686

Asset impairment, restructuring and other charges (credits), as restated and adjusted for discontinued operations	$87	$(1,964)

  Tax Matters

        During preparation for adoption of FIN 48 in the first fiscal quarter of 2008, the Company identified accounting errors and irregularities related to its accounting for income taxes for the fiscal years 2001 through 2007. The Company determined that its then existing transfer pricing practices related to inter-company transactions could not be sustained; consequently, the Company filed amended U.S. federal income tax returns for fiscal years 2004 through 2006. Additionally, the Company determined that it should correct its accounting for certain types of foreign earned income that will likely be subject to U.S. taxation currently, rather than deferred until the earnings are remitted, a determination that also impacts prior distributions made by its foreign subsidiaries as well as its claims for U.S. federal foreign tax credits. The Company has also identified certain foreign currency gains and losses that require restatement. The impact of these tax matters results in a substantially higher effective tax rate than previously reported. The Company has also determined that its accounting for temporary differences, related to property and equipment, intangible property and various reserves and accruals including restructuring related reserves discussed above, require adjustments. As a result of certain above-described errors in previously filed tax returns the Company also has recorded applicable penalties and interest for these matters based on applicable tax law. Additionally, due to errors in its transfer pricing related to intercompany transactions, the Company filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming a tax refund and asserted a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in the Company's restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, the Company has recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

        The nature of the restatement adjustments and the impact on the Company's previously reported consolidated statement of income for the year ended June 30, 2006 are shown in the following table (in thousands, except per share data):

		Restatement Adjustments						As Restated and Adjusted for Discontinued Operations
Year Ended June 30, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$1,171,118	$(42,457)	$(3,671)	$—	$—	$—	$(110,190)	$1,014,800
Cost of sales	702,079	(19,543)	3,343	(3,768)	6,833	—	(100,010)	588,934

Gross profit	469,039	(22,914)	(7,014)	3,768	(6,833)	—	(10,180)	425,866
Selling and administrative expense	200,251	(32)	—	77	6,226	—	(9,756)	196,766
Research and development expense	111,418	—	—	—	(1,050)	—	(6,266)	104,102
Amortization of acquisition-related intangible assets	5,250	(1,000)	—	—	—	—	(920)	3,330
Asset impairment, restructuring and other charges	15,912	—	—	—	(13,011)	—	(2,814)	87

Operating income	136,208	(21,882)	(7,014)	3,691	1,002	—	9,576	121,581
Other (income) expense, net	(15,838)	—	(455)	—	507	—	—	(15,786)
Interest income, net	(6,704)	—	—	—	(80)	—	—	(6,784)

Income from continuing operations before income taxes	158,750	(21,882)	(6,559)	3,691	575	—	9,576	144,151
Provision for income taxes(3)	51,594	(8,474)	(2,393)	1,380	274	55,684	(4,078)	93,987

Income from continuing operations	107,156	(13,408)	(4,166)	2,311	301	(55,684)	13,654	50,164
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(13,654)	(13,654)

Net income	$107,156	$(13,408)	$(4,166)	$2,311	$301	$(55,684)	$—	$36,510

Net income per common share (Note 11):
Basic:
Income from continuing operations	$1.51							$0.71
Loss from discontinued operations	—							(0.20)

Net income per share	$1.51							$0.51

Diluted:
Income from continuing operations	$1.49							$0.70
Loss from discontinued operations	—							(0.19)

Net income per share	$1.49							$0.51

Average common shares outstanding—basic	70,914							70,914

Average common shares and potentially dilutive securities outstanding—diluted	71,753							71,753

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

        The nature of the restatement adjustments and the impact on the Company's previously reported consolidated statement of income for the year ended June 30, 2005 are shown in the following table (in thousands, except per share data):

		Restatement Adjustments						As Restated and Adjusted for Discontinued Operations
Year Ended June 30, 2005	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$1,174,424	$(10,969)	$(9,321)	$—	$—	$—	$(103,620)	$1,050,514
Cost of sales	663,901	(8,080)	(5,579)	3,015	24,239	—	(108,958)	568,538

Gross profit	510,523	(2,889)	(3,742)	(3,015)	(24,239)	—	5,338	481,976
Selling and administrative expense	182,801	174	(734)	(294)	1,367	—	(8,593)	174,721
Research and development expense	104,876	—	—	—	2,938	—	(8,415)	99,399
Amortization of acquisition-related intangible assets	5,939	(1,000)	—	—	—	—	(963)	3,976
Asset impairment, restructuring and other charges (credits)	33,952	—	—	—	(33,230)	—	(2,686)	(1,964)
Gain on royalty settlement	—	—	2,650	—	—	—	—	2,650

Operating income	182,955	(2,063)	(358)	(2,721)	4,686	—	25,995	208,494
Other (income) expense, net	(2,387)	(73)	—	—	879	—	—	(1,581)
Interest expense, net	1,274	—	—	—	(80)	—	—	1,194

Income from continuing operations before income taxes	184,068	(1,990)	(358)	(2,721)	3,887	—	25,995	208,881
Provision for income taxes(3)	46,608	(842)	106	(1,022)	1,534	51,508	6,221	104,113

Income from continuing operations	137,460	(1,148)	(464)	(1,699)	2,353	(51,508)	19,774	104,768
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(19,774)	(19,774)

Net income	$137,460	$(1,148)	$(464)	$(1,699)	$2,353	$(51,508)	$—	$84,994

Net income per common share (Note 11):
Basic:
Income from continuing operations	$2.03							$1.55
Loss from discontinued operations	—							(0.29)

Net income per share	$2.03							$1.26

Diluted:
Income from continuing operations	$1.91							$1.47
Loss from discontinued operations	—							(0.26)

Net income per share	$1.91							$1.21

Average common shares outstanding—basic	67,621							67,621

Average common shares and potentially dilutive securities outstanding—diluted	77,089							77,089

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated balance sheet as of June 30, 2006. In addition to the income statement adjustments described above, certain balance sheet classification adjustments were also identified. These include (i) correcting for the proper accounting related to the sales of accounts receivable explained above, (ii) adjusting various balance sheet items related to the Japan balance sheet reconstruction and (iii) adjustments to properly record accounts receivable, inventory, accounts payable and accrued liabilities for other revenue recognition matters, unrecorded liabilities and tax matters. These balance sheet corrections in classifications are included in the adjustments columns below (in thousands):

		Restatement Adjustments
As of June 30, 2006	As Previously Reported	IR Japan(2)	Other Revenue Recognition Matters	Unrecorded Liabilities and Other	Restructuring	Tax Matters(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$482,907	$—	$—	$—	$—	$—	$482,907
Short-term investments	120,872	—	—	—	—	—	120,872
Trade accounts receivable, net	182,774	(29,897)	4,899	136	—	—	157,912
Inventories	214,094	26,959	19,045	—	—	—	260,098
Current deferred tax assets	23,353	—	—	—	—	(4,787)	18,566
Prepaid expenses and other receivables	51,456	(384)	46	465	—	21,608	73,191

Total current assets	1,075,456	(3,322)	23,990	601	—	16,821	1,113,546
Long-term investments	488,849	—	—	—	—	—	488,849
Property, plant and equipment, net	576,380	—	—	6,021	500	—	582,901
Goodwill	155,148	—	—	—	—	25,282	180,430
Acquisition-related intangible assets, net	31,994	(4,500)	—	—	—	—	27,494
Long-term deferred tax assets	85,754	—	—	—	—	(57,354)	28,400
Other assets	91,442	—	(2,500)	—	(101)	—	88,841

Total assets	$2,505,023	$(7,822)	$21,490	$6,622	$399	$(15,251)	$2,510,461

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$6,501	$23,819	$—	$—	$—	$—	$30,320
Long-term debt, due within one year	627	—	—	—	—	—	627
Accounts payable	85,009	69	—	16,432	—	—	101,510
Accrued income taxes	54,497	—	—	—	—	98,569	153,066
Accrued salaries, wages and commissions	57,643	—	—	—	(171)	—	57,472
Current deferred tax liabilities	—	—	—	—	—	1,865	1,865
Other accrued expenses	50,373	(1,057)	69,161	(2,232)	(6,064)	—	110,181

Total current liabilities	254,650	22,831	69,161	14,200	(6,235)	100,434	455,041
Long-term debt, less current maturities	617,540	—	—	—	—	—	617,540
Long-term deferred tax liabilities	—	—	—	—	—	25,627	25,627
Other long-term liabilities	28,501	—	—	174	(1,500)	—	27,175

Total liabilities	900,691	22,831	69,161	14,374	(7,735)	126,061	1,125,383

Stockholders' equity:
Common shares	71,988	—	—	—	—	—	71,988
Preferred shares	—	—	—	—	—	—	—
Capital contributed in excess of par value of shares	925,603	—	—	—	—	(885)	924,718
Retained earnings	542,301	(30,773)	(47,671)	(7,730)	8,242	(140,523)	323,846
Accumulated other comprehensive income	64,440	120	—	(22)	(108)	96	64,526

Total stockholders' equity	1,604,332	(30,653)	(47,671)	(7,752)	8,134	(141,312)	1,385,078

Total liabilities and stockholders' equity	$2,505,023	$(7,822)	$21,490	$6,622	$399	$(15,251)	$2,510,461

(1)
The Company determined that it was incorrect to recognize a deferred tax asset of $25.3 million net, and correspondingly reduce goodwill by the same amount in fiscal year 2003. The Company determined that the deferred tax asset should be recognized in fiscal year 2007. Consequently, goodwill was increased and the deferred tax asset decreased in fiscal year 2003.

(2)
The bank loans related to the restatement adjustments represent advances under IR Japan's accounts receivable financing facilities.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated balance sheet as of June 30, 2005. In addition to the income statement adjustments described above, certain balance sheet classification adjustments were also identified. These include (i) correcting for the proper accounting related to the sales of accounts receivable explained in detail above, (ii) adjusting various balance sheet items related to the Japan balance sheet reconstruction and (iii) adjustments to properly record accounts receivable, inventory, accounts payable and accrued liabilities for other revenue recognition matters, unrecorded liabilities and tax matters. These balance sheet corrections in classifications are included in the adjustments columns below (in thousands):

		Restatement Adjustments
As of June 30, 2005	As Previously Reported	IR Japan(2)	Other Revenue Recognition Matters	Unrecorded Liabilities and Other	Restructuring	Tax Matters(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$359,978	$—	$—	$—	$—	$—	$359,978
Short-term investments	278,157	—	—	—	—	—	278,157
Trade accounts receivable, net	158,510	(7,514)	3,510	—	—	—	154,506
Inventories	177,560	7,843	21,739	—	—	—	207,142
Current deferred tax assets	34,784	—	—	—	—	(21,915)	12,869
Prepaid expenses and other receivables	53,387	(392)	44	1,533	—	14,061	68,633

Total current assets	1,062,376	(63)	25,293	1,533	—	(7,854)	1,081,285
Long-term investments	302,585	—	—	—	—	—	302,585
Property, plant and equipment, net	488,204	—	—	7,046	484	—	495,734
Goodwill	152,457	—	—	—	—	25,282	177,739
Acquisition-related intangible assets, net	35,354	(5,500)	—	—	—	—	29,854
Long-term deferred tax assets	76,158	—	—	—	—	(47,583)	28,575
Other assets	106,410	—	—	—	(181)	—	106,229

Total assets	$2,223,544	$(5,563)	$25,293	$8,579	$303	$(30,155)	$2,222,001

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$18,168	$3,366	$—	$—	$—	$—	$21,534
Long-term debt, due within one year	163	—	—	—	—	—	163
Accounts payable	81,893	106	—	20,824	—	—	102,823
Accrued income taxes	46,704	—	—	—	—	43,345	90,049
Accrued salaries, wages and commissions	33,344	—	—	—	(941)	—	32,403
Current deferred tax liabilities	—	—	—	—	—	1,035	1,035
Other accrued expenses	44,624	(191)	66,408	(802)	(4,669)	—	105,370

Total current liabilities	224,896	3,281	66,408	20,022	(5,610)	44,380	353,377
Long-term debt, less current maturities	547,259	—	—	—	—	—	547,259
Long-term deferred tax liabilities	—	—	—	—	—	20,397	20,397
Other long-term liabilities	26,186	—	—	(3)	(1,614)	—	24,569

Total liabilities	798,341	3,281	66,408	20,019	(7,224)	64,777	945,602

Stockholders' equity:
Common shares	69,826	—	—	—	—	—	69,826
Preferred shares	—	—	—	—	—	—	—
Capital contributed in excess of par value of shares	854,045	—	—	—	—	(692)	853,353
Retained earnings	435,145	(8,891)	(41,115)	(11,416)	7,684	(94,071)	287,336
Accumulated other comprehensive income	66,187	47	—	(24)	(157)	(169)	65,884

Total stockholders' equity	1,425,203	(8,844)	(41,115)	(11,440)	7,527	(94,932)	1,276,399

Total liabilities and stockholders' equity	$2,223,544	$(5,563)	$25,293	$8,579	$303	$(30,155)	$2,222,001

(1)
The Company determined that it was incorrect to recognize a deferred tax asset of $25.3 million net, and correspondingly reduce goodwill by the same amount in fiscal year 2003. The Company determined that the deferred tax asset should be recognized in fiscal year 2007. Consequently, goodwill was increased and the deferred tax asset decreased in fiscal year 2003.

(2)
The bank loans related to the restatement adjustments represent advances under IR Japan's accounts receivable financing facilities.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statements of cash flows for the years ended June 30, 2006 and 2005 (in thousands):

	Fiscal Year Ended June 30, 2006			Fiscal Year Ended June 30, 2005
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Cash flow from operating activities:
Net income	$107,156	$(70,646)	$36,510	$137,460	$(52,466)	$84,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,738	(140)	82,598	70,338	(814)	69,524
Amortization of acquisition-related intangible assets	5,250	(1,000)	4,250	5,939	(1,000)	4,939
Stock compensation expense	3,891	—	3,891	6,711	—	6,711
(Gain) loss on sale of investments	(13,304)	—	(13,304)	186	—	186
Provision for bad debt	2,960	—	2,960	1,036	—	1,036
Provision for inventory excess and obsolescence	13,714	—	13,714	2,841	—	2,841
Asset impairment	397	—	397	345	—	345
Unrealized gains on derivatives	(3,678)	—	(3,678)	(955)	—	(955)
Deferred revenue	—	374	374	—	1,044	1,044
Deferred income taxes	8,217	(1,315)	6,902	18,650	15,174	33,824
Tax benefit from options exercised	11,955	(193)	11,762	18,572	859	19,431
Excess tax benefit from options exercised	(6,016)	—	(6,016)	—	—	—
Changes in operating assets and liabilities, net (Note 1)	(52,632)	48,710	(3,922)	(38,928)	33,652	(5,276)

Net cash provided by operating activities	160,648	(24,210)	136,438	222,195	(3,551)	218,644

Cash flow from investing activities:
Additions to property, plant and equipment	(157,495)	986	(156,509)	(135,133)	48	(135,085)
Proceeds from disposal of property, plant and equipment	1,317	—	1,317	265	—	265
Acquisition of technologies	(3,500)	—	(3,500)	(11,500)	—	(11,500)
Acquisition of certain business assets and businesses	—	—	—	(39,633)	—	(39,633)
Sale or maturities of cash investments	750,297	—	750,297	387,513	—	387,513
Purchase of cash investments	(787,873)	—	(787,873)	(471,020)	—	(471,020)
Proceeds from sale of equity investment	19,068	—	19,068	—	—	—
Other, net	3,821	2,520	6,341	(7,872)	—	(7,872)

Net cash used in investing activities	(174,365)	3,506	(170,859)	(277,380)	48	(277,332)

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt	(11,406)	20,334	8,928	(539)	3,463	2,924
Proceeds from (repayments of) long-term debt	81,090	—	81,090	(165)	—	(165)
Repayments of capital lease obligations	(1,339)	—	(1,339)	(288)	—	(288)
Proceeds from exercise of stock options and stock participation plan	57,874	—	57,874	75,061	—	75,061
Excess tax benefit from options exercised	6,016	—	6,016	—	—	—
Other, net	191	337	528	1,411	—	1,411

Net cash provided by financing activities	132,426	20,671	153,097	75,480	3,463	78,943

Effect of exchange rate changes on cash and cash equivalents	4,220	33	4,253	659	40	699

Net increase in cash and cash equivalents	122,929	—	122,929	20,954	—	20,954
Cash and cash equivalents, beginning of year	359,978	—	359,978	339,024	—	339,024

Cash and cash equivalents, end of year	$482,907	$—	$482,907	$359,978	$—	$359,978

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Restatements of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statements of comprehensive income for the years ended June 30, 2006 and 2005 (in thousands):

	Fiscal Year Ended June 30, 2006		Fiscal Year Ended June 30, 2005
	As previously reported	As restated	As previously reported	As restated
Comprehensive income:
Net income	$107,156	$36,510	$137,460	$84,994
Foreign currency translations adjustments	9,296	9,193	(4,267)	(4,388)
Unrealized gains on foreign currency forward contract, net of tax effects	789	754	667	690
Unrealized losses on available-for-sale securities, net of tax effects	(2,842)	(2,717)	(14,043)	(13,921)
Reclassification of (losses) gains for available for sale securities and foreign currency forward contract to income, net of tax effects	(8,990)	(8,588)	830	810

Comprehensive income	$105,409	$35,152	$120,647	$68,185

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated beginning retained earnings for the years ended June 30, 2007, 2006 and 2005 (in thousands):

	June 30,
	2007	2006	2005
Beginning retained earnings as previously reported	$542,301	$435,145	$297,685
IR Japan	(30,773)	(8,891)	(6,900)
Other Revenue Recognition Matters	(47,671)	(41,115)	(40,757)
Unrecorded Liabilities and Other	(7,730)	(11,416)	(8,696)
Restructuring	8,242	7,684	3,797
Tax Matters	(140,523)	(94,071)	(42,787)

Beginning retained earnings as restated	$323,846	$287,336	$202,342

3. Discontinued Operations and the Divestiture

        On April 1, 2007 (the last day of the Company's fiscal third quarter), the Company completed the sale of its PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Discontinued Operations and the Divestiture (Continued)

assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture and while the Company prepared its restated financial statements, a number of matters have developed, as discussed in Note 17, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, the Company has deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

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

        Although the Company divested itself of both the NAP and CP segments, the CP segment results were not included in discontinued operations, as the Company expects to have significant ongoing involvement based on the significance of the cash flows to be derived from the transition service agreements ("TSAs") with Vishay.

        The following table shows the components of the Divestiture transaction for the fiscal year ended June 30, 2007 (in thousands):

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

        Included in the determination of Net income, the Company has, in connection with the Divestiture transaction, recorded a tax benefit of $18.1 million, of which $11.7 million was attributed to discontinued operations.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Discontinued Operations and the Divestiture (Continued)

In addition, as part of the Divestiture, the Company agreed to transfer certain other technology related to the PCS Business to Vishay. Vishay, in turn, agreed to license back to IR such other technology. The Company also entered into certain TSAs for the sale and purchase of specified products, wafer and packaging services, manufacturing and other support services, for up to three years following the date of the Divestiture. The fair value of these transition agreements was recorded at $20.0 million for the transition services the Company will provide to Vishay and $3.4 million for the transition services Vishay will provide to the Company. The fair value of these agreements are being amortized over the life of the TSA's.

        The following table represents revenues and the components of discontinued operations, net of taxes for the fiscal years 2007, 2006 and 2005 (in thousands):

	June 30,
	2007	2006 As restated	2005 As restated
Revenue	$85,060	$110,190	$103,620

Operating loss before income taxes	(7,834)	(9,576)	(25,995)
Income tax benefit (expense)	12,089	(4,078)	6,221

Income (loss) from discontinued operations, net of taxes	$4,255	$(13,654)	$(19,774)

        Subsequent to April 1, 2007, Vishay and the Company commenced discussions regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, the parties did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of the Company's internal Investigation. As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and the Company maintains that the proper application of the contractual formula results in no adjustment to net working capital. The Company does not believe that Vishay's assertions have merit and intends to vigorously defend its position.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Discontinued Operations and the Divestiture (Continued)

water at the Company's former manufacturing plant in Borgaro, Italy. The Company is currently in the process of assessing these claims and obtaining documentation to verify any potential liabilities to the Company. It believes that these claims will not have a material adverse effect on the Company's business or prospects, and it intends to vigorously defend its rights and position.

        The outcome of any claim or litigation is inherently uncertain and the Company cannot assure its success. An adverse determination could affect the Company's rights and could have a material adverse effect on its business, consolidated financial position and results of operations.

4. Investments

        Available-for-sale securities as of June 30, 2007 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Short-Term Investments:
Corporate debt	$80,482	$15	$(215)	$(200)	$80,282
U.S. government and agency obligations	32,563	—	(11)	(11)	32,552
Asset-backed securities	1,070	—	(3)	(3)	1,067

Total short-term investments	$114,115	$15	$(229)	$(214)	$113,901

Long-Term Investments:
Corporate debt	$84,216	$115	$(372)	$(257)	$83,959
U.S. government and agency obligations	44,062	120	(242)	(122)	43,940
Mortgage-backed securities	111,388	80	(827)	(747)	110,641
Asset-backed securities	97,797	70	(412)	(342)	97,455

Total long-term investments	$337,463	$385	$(1,853)	$(1,468)	$335,995

        Available-for-sale securities as of June 30, 2006 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Short-Term Investments:
Corporate debt	$66,233	$—	$(551)	$(551)	$65,682
U.S. government and agency obligations	50,914	—	(492)	(492)	50,422
Corporate auction rate preferred securities	4,508	—	—	—	4,508
Asset-backed securities	260	—	—	—	260

Total short-term investments	$121,915	$—	$(1,043)	$(1,043)	$120,872

Long-Term Investments:
Corporate debt	$165,598	$40	$(1,973)	$(1,933)	$163,665
U.S. government and agency obligations	121,018	—	(2,018)	(2,018)	119,000
Mortgage-backed securities	133,483	33	(1,422)	(1,389)	132,094
Asset-backed securities	74,038	4	(752)	(748)	73,290
Other debt	800	—	—	—	800

Total long-term investments	$494,937	$77	$(6,165)	$(6,088)	$488,849

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        Available-for-sale securities as of June 30, 2005 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized (Loss) Gain	Market Value
Short-Term Investments:
Corporate debt	$179,372	$6	$(1,477)	$(1,471)	$177,901
U.S. government and agency obligations	99,728	—	(576)	(576)	99,152
Asset-backed securities	1,105	—	(1)	(1)	1,104

Total short-term investments	$280,205	$6	$(2,054)	$(2,048)	$278,157

Long-Term Investments:
Corporate debt	$124,727	$249	$(355)	$(106)	$124,621
U.S. government and agency obligations	103,679	199	(134)	65	103,744
Mortgage-backed securities	18,693	87	(3)	84	18,777
Asset-backed securities	55,475	84	(116)	(32)	55,443

Total long-term investments	$302,574	$619	$(608)	$11	$302,585

        The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon Inter Electronics Corporation ("Nihon"), a related party as further disclosed in Note 15 "Related Party Transactions." The value of the Company's investments is subject to market fluctuations, which, if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.8 million, $0.5 million and $0.5 million during the fiscal years ended June 30, 2007, 2006 and 2005, respectively. In June 2006, the Company sold 2.6 million shares in one of the equity investments for net proceeds of $19.1 million and recognized $13.6 million of pretax gains in other income.

        The Company also has a strategic investment in the common stock of a non-publicly traded company which is recorded at cost in other long-term assets. As of June 30, 2007, the recorded cost basis and estimated fair value of this investment was $3.6 million. The estimate of fair value is based on best available information or other estimates determined by management. The Company did not experience any impairment in value regarding this investment during fiscal year 2007.

        The carrying values of the equity investments included in other long-term assets at June 30, 2007, 2006 and 2005 were $48.0 million, $56.6 million and $74.9 million, respectively, compared to their purchase cost at June 30, 2007, 2006 and 2005 of $26.5 million, $22.5 million and $27.8 million, respectively. Unrealized loss, net of tax, for the fiscal years ended June 30, 2007, 2006 and 2005 was $8.7 million, $8.1 million and $14.4 million, respectively, and was included in other comprehensive income. The carrying values of the Company's equity investments are subject to market fluctuations,

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

which if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. Although the carrying values of these investments have declined significantly, the Company does not anticipate that it will dispose of these strategic investments for a loss within the near term.

        Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of investment available-for-sale are recognized on the specific identification basis.

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. There were no impairment charges on investments for fiscal years 2007, 2006 and 2005. Subsequent to June 30, 2007, the fair values of certain investments declined through March 31, 2008 and such decline was determined to be other-than-temporary and the Company recorded an impairment charge of $4.7 million relating to certain available-for-sale securities. In the fourth fiscal quarter of 2008, the Company recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal year end (in thousands):

	Securities held in a loss position for less than 12 months at June 30, 2007		Securities held in a loss position for 12 months or more at June 30, 2007		Total in a loss position at June 30, 2007
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$76,920	$(354)	$38,287	$(233)	$115,207	$(587)
U.S. government and agency obligations	54,023	(181)	17,704	(72)	71,727	(253)
Mortgage-backed securities	55,923	(599)	16,779	(228)	72,702	(827)
Asset-backed securities	46,663	(186)	17,877	(229)	64,540	(415)

Total	$233,529	$(1,320)	$90,647	$(762)	$324,176	$(2,082)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

	Securities held in a loss position for less than 12 months at June 30, 2006		Securities held in a loss position for 12 months or more at June 30, 2006		Total in a loss position at June 30, 2006
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$184,541	$(2,369)	$14,060	$(155)	$198,601	$(2,524)
U.S. government and agency obligations	150,461	(2,315)	14,462	(195)	164,923	(2,510)
Mortgage-backed securities	96,938	(1,422)	—	—	96,938	(1,422)
Asset-backed securities	68,135	(752)	—	—	68,135	(752)

Total	$500,075	$(6,858)	$28,522	$(350)	$528,597	$(7,208)

	Securities held in a loss position for less than 12 months at June 30, 2005		Securities held in a loss position for 12 months or more at June 30, 2005		Total in a loss position at June 30, 2005
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$102,002	$(575)	$115,981	$(1,257)	$217,983	$(1,832)
U.S. government and agency obligations	78,849	(227)	62,142	(483)	140,991	(710)
Mortgage-backed securities	1,679	(3)	—	—	1,679	(3)
Asset-backed securities	21,862	(77)	5,805	(40)	27,667	(117)

Total	$204,392	$(882)	$183,928	$(1,780)	$388,320	$(2,662)

        The amortized cost and estimated fair value of investments at June 30, 2007, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Market Value
Due in 1 year or less	$114,115	$113,901
Due in 1-2 years	34,346	34,203
Due in 2-5 years	142,350	141,963
Due after 5 years	160,767	159,829

Total investments	$451,578	$449,896

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains and (losses) were $0.4 million and $(2.2) million, respectively, for the year ended June 30, 2007. Gross realized gains and (losses) were $0.2 million and $(1.9) million, respectively, for the year ended June 30, 2006. Gross realized gains and (losses) were $0.04 million and

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

$(0.05) million, respectively, for the year ended June 30, 2005. The cost of marketable securities sold was determined by the weighted average cost method.

5. Derivative Financial Instruments

        The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate these risks and as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses.

Interest Rates

        The Company's financial assets and liabilities subject to interest rate risk are investments, variable-rate convertible notes and bank loan, revolving credit facilities and interest rate swaps. The primary objective of the Company's investments in debt securities is to preserve principal while maximizing yields. To achieve this objective, the returns on the Company's investments in fixed-rate debt are generally based on the three-month London Interbank Offered Rate ("LIBOR"), or, if longer term, are generally swapped into U.S. dollar three-month LIBOR-based returns.

        In December 2001, the Company entered into an interest rate swap transaction (the "December 2001 Transaction") with JPMorgan Chase Bank ("JPM"), to modify the Company's effective interest payable with respect to $412.5 million of its $550 million outstanding convertible debt due on July 16, 2007 (the "Debt") (see Note 6, "Bank Loans and Long-Term Debt"). In April 2004, the Company entered into an interest rate swap transaction (the "April 2004 Transaction") with JPM to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. At the inception of the April 2004 Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time. The variable interest rate the Company has paid since the inception of the swap has averaged 3.38 percent, compared to a coupon of 4.25 percent on the Debt. During the fiscal year ended June 30, 2007 and 2006, these arrangements increased interest expense by $7.7 million and $1.6 million, respectively. During fiscal year ended June 30, 2005, these arrangements reduced interest expense by $8.0 million.

        The above interest rate swap transactions qualified as fair value hedges under SFAS No. 133. To test effectiveness of the hedges, regression analyses were performed quarterly comparing the changes in fair value of the swap transactions and the Debt. The fair values of the swap transactions and the Debt were calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date was based on probability-weighted analyses of interest rates relating to the five-year LIBOR curve and the Company's stock prices. For the fiscal years ended June 30, 2007, 2006 and 2005, the hedges were highly effective, where the mark-to-market adjustments of the December 2001 and April 2004 Transactions were significantly offset by the mark-to-market adjustments on the Debt, and the ineffective portion did not have a material impact on earnings. The market value of the swap liabilities was $1.4 million, $11.6 million and $3.7 million at June 30, 2007, 2006 and 2005, respectively.

        In April 2002, the Company entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

December 2001 Transaction. The notional amount of the Contract was $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, the Company had the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract had no market value at June 30, 2007 as the LIBOR was below 5.5 percent and this was the last quarter that the Contract option could be elected. The market value of the Contract at June 30, 2006 and 2005 was $0.6 million and $0.1 million, respectively, and was included in other long-term assets. Mark-to-market gains (losses) of $(0.6) million, $0.5 million and $(0.8) million for fiscal years ended June 30, 2007, 2006 and 2005, respectively, were charged to interest expense.

        On July 16, 2007, concurrent with the Debt's maturity, the December 2001 Transaction and April 2004 Transaction with JPM and the Contract with Lehman terminated. For the fiscal year 2008 first quarter ended September 30, 2007, the Company recorded a debt retirement charge of $5.7 million charge, related to the retirement of Debt.

Foreign Currency Exchange Rates

        The Company generally hedges currency risks of non-U.S.-dollar-denominated investments in debt securities with offsetting currency borrowings, currency forward contracts, or currency interest rate swaps. Gains and losses on these non-U.S.-currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure.

        A significant amount of the Company's revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. At various times, the Company has currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen. Considering its specific foreign currency exposures, the Company has exposure to the Japanese Yen, since it has significant Yen-based revenues without material Yen-based manufacturing costs. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established revenue, expense and balance sheet transaction risk management programs. Currency forward contracts and currency options are generally utilized in these hedging programs. The Company's hedging programs reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

        In May 2006, the Company entered into a five-year foreign exchange forward contract ("the Forward Contract") with BNP Paribas for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by its Japan subsidiary. The Company had designated the Forward Contract as a cash flow hedge. Under the terms of the Forward Contract, the Company was required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in the March 2011. At June 30, 2007, 15 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar. The market value of the Forward Contract was $7.3 million and $1.2 million at June 30, 2007 and 2006, respectively, and was included in other assets. The mark-to-market gains included in other comprehensive income were $5.6 million, $0.8 million and $0.7 million, net of tax, for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

        Subsequent to fiscal year 2007 in December 2007, the Company terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133 Implementation Issue No. G3 "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge," the net

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        The Company had approximately $80.6 million, $48.0 million and $43.5 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at June 30, 2007, 2006 and 2005, respectively. Net realized and unrealized foreign-currency gains recognized in earnings were $3.8 million, $2.3 million and $1.4 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

6. Bank Loans and Long-Term Debt

        The following is a summary of the Company's long-term debt and other loans at June 30, 2007, 2006 and 2005 (in thousands):

	June 30,
	2007	2006 As restated	2005 As restated
Convertible subordinated notes at 4.25% due in July 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $(7,049), $(14,443) and $(3,360) at June 30, 2007, 2006 and 2005, respectively)	$542,951	$535,557	$546,640
Foreign loans and capitalized lease obligations	432	82,610	782
Foreign accounts receivable financing facilities at rates from 1.625% to 1.825%	462	30,320	21,534

Total debt, including current portion of long-term debt ($543,383 in 2007, $627 in 2006, and $163 in 2005)	$543,845	$648,487	$568,956

        In July 2000, the Company issued $550.0 million in principal amount of 4.25 percent Convertible Subordinated Notes due July 2007 (the "Notes"). The interest rate was 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The Notes were convertible into shares of the Company's common stock at any time on or before July 16, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The Notes were subordinated to all of the Company's existing and future debt. The Company could redeem any of the Notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the Notes and related indenture agreement. In December 2001 and April 2004, the Company entered into transactions with JPM for $412.5 million and $137.5 million notional amounts, respectively, which had the effect of converting the interest rate to variable and required that the Notes be marked to market (see Note 5, "Derivative Financial Instruments").

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Bank Loans and Long-Term Debt (Continued)

        Subsequent to June 30, 2007, on July 16, 2007, the Company funded the payment in full at maturity of the Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the notes, the Company recorded a debt retirement charge of $5.7 million in the first quarter of the fiscal year ended June 30, 2008 (see also Note 5, "Derivative Financial Instruments").

        In June 2006, the Company's subsidiary in Singapore entered into a Credit Agreement with BoA. Pursuant to the Credit Agreement, BoA loaned $81.0 million to the Singapore subsidiary, bearing interest at the rate of LIBOR plus 1.0 percent and maturing on June 26, 2008. In conjunction with the Credit Agreement, the Company entered into a guaranty in favor of BoA to guarantee the payment and performance of obligations by its Singapore subsidiary. The Credit Agreement contained certain financial and other covenants, with which the Company and its Singapore subsidiary were in compliance at June 30, 2006. In January 2007, the Company's subsidiary in Singapore made a prepayment of $26.0 million on the loan, and in May 2007 the Singapore subsidiary prepaid the remaining balance on the loan of $55.0 million.

        The Company had been a party to a three-year syndicated multi-currency revolving credit facility led by BNP Paribas (the "BNP Facility") that expired in November 2006. The BNP Facility provided a credit line of $150.0 million of which up to $150.0 million could have been used for standby letters of credit. At June 30, 2007, 2006 and 2005, the Company had $4.3 million, $25.0 million and $16.4 million, respectively, in letters of credit outstanding under the bank facilities effective at the time.

        The Company had four accounts receivable financing facilities in Japan totaling $66.0 million, upon which $0.5 million had been drawn at June 30, 2007 which included proceeds from the fictitious receivables the Company factored. These proceeds have been accounted for as short-term loans as more fully discussed in Note 2, "Restatements of Consolidated Financial Statements."

        On November 6, 2006, the Company entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JPM, BoA, HSBC Bank USA, and Deutsche Bank AG (the "Facility"), to replace the BNP Facility. The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company's senior leverage ratio. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 and 0.25 percent of the unused portion of the total Facility, depending upon the Company's senior leverage ratio. The Facility also contains certain financial and other covenants, with which the Company was in compliance at June 30, 2007. The Company pledged as collateral shares of certain of its subsidiaries.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Bank Loans and Long-Term Debt (Continued)

In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful.

        On July 30, 2008, the Company and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of (i) revised audited consolidated financial statements for fiscal years 2007, 2006 and 2005, and (ii) filing with the SEC of this Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, and if the Company is in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify the Company in writing either (i) that extensions of credit are available under the Facility to the Company or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, the Company is not able to access the Facility. The Amendment provides that failure by the Company to provide full cash collateral for the approximately $4.3 of letters of credit currently outstanding will result in termination of the Amendment.

        At June 30, 2007, including the Facility and the Japan accounts receivable financing facilities, the Company had $216.0 million in total lines of credit of which $4.8 million had been utilized, including $0.5 million of draw on the Japan accounts receivable financing facilities and $4.3 million in letters of credit. At June 30, 2007, scheduled principal payments on debt are as follows: Fiscal year 2008: $550.0 million in connection with the payment of the Notes at maturity.

7. Stock-Based Compensation

  Employee Stock Participation Plan

        In November 2005, the Company's stockholders approved an amendment to its 1984 Employee Stock Participation Plan ("Amended ESPP"). The terms of the Amended ESPP provide that employees may designate between two and ten percent of their compensation to purchase shares of the Company's common stock at a price determined by a committee appointed by the Board of Directors (the "Committee"). The Committee will declare, prior to the start of a subscription period, that the purchase price for that subscription period shall be determined by applying a discount amount not to exceed 15 percent to either (1) the fair market value of a share of the Company's common stock on the grant date of that subscription period, or (2) the fair market value of a share of common stock on the subscription date of that subscription period, or (3) the lesser of the fair market value of a share of common stock on the grant date or on the subscription date of that subscription period. The Amended ESPP also provides that the subscription period shall be a six consecutive month period commencing on each grant date, unless declared by the Committee in advance of the applicable subscription period

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

to be a shorter period. The Committee declared the Amended ESPP effective for employee participation beginning in January 2006 for a three-month subscription period, for purchase of the Company's common stock at a five percent discount from the fair market value on the subscription date. Based on the terms as declared by the Committee, the Amended ESPP was not compensatory pursuant to SFAS No. 123(R). The maximum number of shares of the Company's common stock that may be delivered under this Amended ESPP is 4,500,000 shares. During fiscal year 2007 and 2006, 18,542 shares and 4,234 shares, respectively were issued at weighted average price per share of $33.90 and $41.50, respectively, and 755,542 remained unissued at June 30, 2007. In April 2007, the Committee determined that participation in the Amended ESPP should be suspended due to the Audit Committee-led Investigation into the Company's accounting issues as previously described in Note 2, "Restatements of Consolidated Financial Statements," and the resulting non-timely filing of its periodic SEC reports.

        Prior to fiscal year 2006, the Company's outstanding employees stock participation plan was the 1984 Employees Stock Participation Plan ("ESPP"). The ESPP was compensatory under which employees may designate between two and ten percent of their compensation to purchase shares of the Company's common stock at 85 percent of the lesser of fair market value at grant date or the subscription date during a six-month subscription period. During fiscal year ended June 30, 2005, 254,260 shares were purchased at a weighted average price per share of $32.50. The weighted average per share fair value of ESPP options granted in the fiscal year ended June 30, 2005 was $14.97 per share, which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Expected life (years)	0.5
Interest rate	2.1%
Volatility	46.6%
Dividend yield	0.0%

        The Company's methodology for determining the above assumptions is the same as that for stock options discussed below, except that the expected life is based on the length of time of the ESPP's subscription period. For the fiscal years ended June 30, 2007, 2006 and 2005, the Company received $0.6 million, $0.2 million, and $8.3 million, respectively, from shares issued under the stock participation plan.

Stock Option Plans

        For the fiscal years ended June 30, 2007, 2006 and 2005, stock-based compensation awards were granted under one of two stock option plans: the 1997 Employee Stock Incentive Plan ("1997 Plan") and the 2000 Incentive Plan ("2000 Plan"). Options granted before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years. Options granted after November 22, 2004, generally became exercisable in annual installments of 33 1/3 percent beginning on the first anniversary date, and expire after five years.

        Under the 1997 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees and consultants. In addition, other stock-based awards (e.g., restricted stock units ("RSUs"), share appreciation rights and performance shares) may be granted. As noted below, on November 22, 2004, the Company's stockholders approved an amendment to the 2000 Plan

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

to increase the authorized number of shares from 7,500,000 to 12,000,000, at which point no awards may be granted under the 1997 Plan.

        Under the 2000 Plan, options to purchase shares of the Company's common stock and other stock-based awards may be granted to the Company's employees, consultants, officers and directors. The terms of the 2000 Plan were substantially similar to those under the 1997 Plan. On November 22, 2004, the Company's stockholders approved an amendment to the 2000 Plan which increased the authorized number of shares to be granted from 7,500,000 to 12,000,000. The amendment changed the options expiration term on future grants to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be granted under the 2000 Plan after August 24, 2014. As of June 30, 2007, there were 2,932,098 shares available for future grants.

        The Company's employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS 123(R), the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses as it was determined the Company does not have the current ability to settle the underlying shares with restricted stock. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a charge of $5.9 million for the fiscal year ended June 30, 2007. The aggregate fair value of the liability awards included in other accrued expenses was $3.8 million at June 30, 2007. Subsequent to fiscal year 2007 and in fiscal year 2008, the Company continued to provide from time to time extensions to certain terminated employees to exercise their vested stock options. As a result of these actions, the Company recorded a net credit of $0.5 million through March 31, 2008 for the modifications and mark-to-market adjustments associated with such extensions.

        The Company issues new shares subject to the registration of those shares with the SEC, to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

stock option activities for the fiscal years ended June 30, 2007, 2006 and 2005 (in thousands, except per share price data):

	Stock Options Shares	Weighted Average Option Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2004	16,078	$34.62	—	$120,647
Granted	1,207	$42.12	$15.47	—
Exercised	(3,123)	$21.39	—	$64,661
Expired	(604)	$39.84	—	—

Outstanding, June 30, 2005	13,558	$38.09	—	$149,290
Granted	1,239	$44.30	$13.65	—
Exercised	(2,157)	$26.75	—	$39,883
Expired	(565)	$46.90	—	—

Outstanding, June 30, 2006	12,075	$40.35	—	$45,981
Granted	1,401	$36.66	$12.79	—
Exercised	(797)	$24.42	—	$12,490
Expired	(925)	$43.80	—	—

Outstanding, June 30, 2007	11,754	$40.72	—	$29,921

        For the fiscal years ended June 30, 2007, 2006 and 2005, the Company received $19.5 million, $57.7 million, and $66.8 million, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $3.7 million, $11.8 million and $19.4 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

        The following table summarizes the RSU activities for the fiscal years ended June 30, 2007, 2006, and 2005 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2004	39	$35.95	$1,466
Granted	76	$39.56	—
Vested	(91)	$40.18	$3,653

Outstanding, June 30, 2005	24	$49.44	$1,123
Granted	6	$48.10	—
Expired	(7)	$49.44	—

Outstanding, June 30, 2006	23	$49.09	$909
Granted	15	$42.44	—
Vested	(2)	$35.30	$71
Expired	(27)	$44.45	—

Outstanding, June 30, 2007	9	$49.14	$337

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

        The following table summarizes the stock options and RSUs outstanding at June 30, 2007, and the related weighted average price and life information (in thousands, except year and price data):

	June 30, 2007
	Outstanding			Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$ 0.00 to $14.13	347	1.77	$11.35	342	1.74	$11.53
$15.62 to $25.35	939	2.41	$20.62	939	2.41	$20.62
$26.00 to $35.90	1,987	3.98	$34.43	1,238	3.90	$33.99
$36.39 to $45.87	6,425	3.09	$42.40	5,570	2.90	$42.80
$46.19 to $54.69	1,210	3.10	$50.53	911	3.08	$51.30
$55.31 to $63.88	855	1.34	$20.41	855	1.34	$20.41

	11,763	3.17	$40.68	9,855	3.00	$40.98

        Additional information relating to the stock option plans, including employee stock options and RSUs, at June 30, 2007, 2006 and 2005, is as follows (in thousands):

	June 30,
	2007	2006	2005
Options exercisable	9,855	10,813	13,422
Options available for grant	2,932	3,696	4,632
Total reserved common stock shares for stock option plans	14,695	15,794	18,214

        In the beginning of fiscal year 2006, the Company adopted SFAS No. 123(R) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the income statement, and prior period results are not restated. SFAS No. 123(R) requires that forfeitures are estimated at the time of grant rather than recorded as the options expire. Based on the Company's historical exercise and termination data, a five percent forfeiture rate is assumed. As a result of the adoption, for the fiscal years ended June 30, 2007 and 2006, the Company's income from continuing operations, which is the same as income before income taxes, decreased by $14.1 million and $3.5 million, respectively; net income was decreased by $8.9 million and $2.2 million, respectively. The impact on basic earnings per share for fiscal years 2007 and 2006, was $0.12 per share and $0.03 per share, respectively. In addition, cash flows related to the classification of excess tax benefit from options exercised increased and decreased cash flows from financing and operating activities, respectively, by $1.6 million and $6.0 million for the fiscal years ended June 30, 2007 and 2006, respectively. The adoption of SFAS No. 123(R) did not affect the stock-based compensation expense associated with the Company's RSUs, which were already recognized over the service period based on the fair market price of the stock at the RSUs grant date.

        During the fiscal fourth quarter ended June 30, 2005, the Company accelerated the vesting of all then outstanding equity awards, including employee stock options and restricted stock units, primarily to avoid recognizing in its income statement approximately $108 million in associated compensation

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

expense in future periods, of which approximately $60 million would have been recognized in fiscal year 2006 upon the adoption of SFAS No. 123(R). As a result of the accelerated vesting, the Company recorded $6.0 million in compensation charge in fiscal year 2005, of which $3.9 million is related to the excess of the intrinsic value over the fair market value of the Company's stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated, and $2.1 million is related to the recognition of outstanding RSUs, including $0.3 million for the excess of the intrinsic value over the fair market value of the Company's stock on the acceleration date. In determining the forfeiture rates of the stock options, the Company reviewed the unvested options' original life time remaining to vest and whether these options were held by officers and directors of the Company.

        For the fiscal years ended June 30, 2007 and 2006, stock-based compensation expense associated with the Company's stock options and RSUs, is as follows (in thousands):

	Fiscal Year Ended June 30,
	2007	2006
Selling and administrative expense	$8,629	$2,377
Research and development expense	4,273	1,136
Cost of sales	1,299	378

Total stock-based compensation expense	$14,201	$3,891

        The total unrecognized compensation expense for outstanding stock options and RSUs was $19.7 million as of June 30, 2007, and will be recognized, in general, over three years. The weighted average number of years to recognize the compensation expense is 1.5 years.

        Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123 for prior fiscal years ended June 30, 2005, net income and net income per common share—basic and diluted would have approximated the following (in thousands, except per share data):

Fiscal Year Ended June 30,
2005 As restated
Net income	$84,994
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(112,053)

Pro forma net loss	$(27,059)

Net income per common share—basic	$1.26

Net loss per common share—basic, pro forma	$(0.40)

Net income per common share—diluted	$1.21

Net loss per common share—diluted, pro forma	$(0.40)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

        The fair value of the options associated with the above compensation expense for the fiscal years ended June 30, 2007, 2006 and 2005, respectively, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected life	3.5 years	3.5 years	4.0 years
Risk free interest rate	4.7%	4.3%	4.0%
Volatility	40.0%	34.3%	43.6%
Dividend yield	0.0%	0.0%	0.0%

        Beginning on July 1, 2006, the Company applied the SAB 107 "simplified" method to determine the expected life. SAB 107 provided a simplified formula for determining expected life in valuing stock options, to the extent that an entity cannot rely on its historical exercise data. Subsequent to the 2000 Plan amendments on November 22, 2004, the Company issued stock options with a five-year expiration and generally a three-year annual vesting term, whereas, prior to that date, the Company granted stock options with a seven or ten-year expiration and generally a four- or five-year annual vesting term. Prior to July 1, 2006, the Company used historical exercise and termination data to determine the expected life.

        The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.

        With respect to volatility, SAB 107 clarified that there is not a particular method of estimating volatility and to the extent that the Company has traded financial instruments from which it can derive the implied volatility, it may be appropriate to use only implied volatility in its assumptions. The Company has certain financial instruments that are publicly traded from which it can derive the implied volatility. Therefore, beginning on July 1, 2006, the Company has used market implied volatility of options with similar terms for valuing its stock options, whereas previously, it had used historical volatility. The Company believes implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

Stockholder Rights Plan

        On August 2, 1996, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Plan") under which preferred stock purchase rights (the "Rights") have been and will continue to be granted for each outstanding share of the Company's common stock held at the close of business on August 14, 1996. The Plan is intended to ensure fair and equitable treatment for all stockholders in the event of unsolicited attempts to acquire the Company.

        The Rights will become exercisable ten business days after the earlier of: (i) a public announcement that a person or group (the "Acquirer") has acquired beneficial ownership of 20 percent or more of the Company's general voting power other than pursuant to a qualified offer or (ii) the announcement or commencement of a tender offer or exchange offer that would result in the acquisition of beneficial ownership of 20 percent or more of the Company's general voting power by a person or group. Once exercisable, each Right entitles the holder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $135, subject to

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation (Continued)

adjustment to prevent dilution. If the Acquirer acquires 20 percent or more of the Company's general voting power, each Right (except those beneficially owned by the Acquirer) entitles the holder to purchase either that number of the Company's common shares or common share equivalents having a market value of two times the exercise price of the Right. The Rights have no voting power and may be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that the Acquirer has acquired 20 percent or more of the Company's voting power. As of December 15, 1998, the Company amended and restated its Rights Agreement to remove the requirement that continuing directors vote in board approvals of certain corporate transactions. The original expiration date of the Plan and underlying Rights was August 14, 2006. On August 11, 2006, the Company extended the expiration date of the Rights Agreement from August 14, 2006 to November 21, 2006. By amendments to this plan dated November 20, 2006 and November 14, 2007, the Company further extended the expiration date of the Rights Agreement to November 20, 2007 and November 25, 2008, respectively.

8. Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring, and other charges reflect the impact of various cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination and relocation of employees, and other related activities. Asset impairment, restructuring, and other charges include program specific exit costs recognized pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance benefits pursuant to an ongoing benefit arrangement recognized pursuant to SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and special termination benefits recognized pursuant to SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, R&D or selling and administrative expense, depending upon the classification and function of the employee terminated. Restructuring costs were expensed during the period in which all requirements of recognition were met.

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

        Asset impairment, restructuring and other charges reflect the impact of principally two cost reduction programs that the Company has initiated, the December 2002 initiative and the PCS Divestiture initiative. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees, and other related activities.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Asset Impairment, Restructuring and Other Charges (Continued)

        The following table summarizes the charges (credits) the Company recorded in the fiscal years ended June 30, 2007, 2006 and 2005 and recorded in asset impairment, restructuring and other charges as well as the portion of those changes attributable to discontinued operations (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Reported in cost of sales	$1,001	$3,444	$18,741

Reported in asset impairment, restructuring and other charges (credits):
Asset impairment	$5,878	$397	$345
Severance	5,073	(690)	(3,101)
Other charges	620	3,194	3,478

Subtotal	11,571	2,901	722
Discontinued operations(1)	(1,173)	(2,814)	(2,686)

Total asset impairment, restructuring and other charges (credits)	$10,398	$87	$(1,964)

(1)
Amounts that have been reclassified to discontinued operations represent costs relating to the former Non-Aligned Products segment.

The December 2002 Initiative

        In December 2002, the Company announced a restructuring initiative to better reposition itself for market conditions at the time and de-emphasize its commodity business. The restructuring plans included consolidating and closing certain manufacturing sites in designated facilities and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, the Company sought to implement initiatives to lower overhead costs across its support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges the Company recorded in the fiscal years ended June 30, 2007, 2006 and 2005 related to its December 2002 restructuring initiative (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Reported in cost of sales	$1,001	$2,918	$18,741

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$91	$228
Severance	111	(932)	(3,101)
Other charges	475	2,499	3,344

Total asset impairment, restructuring and other charges	$586	$1,658	$471

        Charges recorded as an element of cost of sales in 2007, 2006 and 2005 represent the costs from the closure of the Company's assembly line in Krefeld, Germany and the move of these manufacturing

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Asset Impairment, Restructuring and Other Charges (Continued)

activities to its facility in Swansea, Wales. The principal elements of those costs related to startup and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and,

  •
  Training and transition expenses for the Swansea workforce.

        Severance credits in fiscal years 2006 and 2005 represent reversals of severance accruals stemming from downward changes in the Company's estimates of its ultimate severance liability under the December 2002 initiative. In 2005, the credit of $3.1 million represents a downward adjustment related to the Company's withdrawal of an initiative to close one of its North American production facilities. In connection with the withdrawal of this initiative, severance accruals for 110 employees were reversed and recorded as a credit to severance expense. In 2006, the credit of $0.9 million is principally comprised of a downward revision of $1.6 million of the Company's severance accrual as it completed an initiative to consolidate certain A&D manufacturing operations. This amount was offset by severance expense of $0.7 million mainly relating to its Mexico facility.

        Other charges reflect the costs to relocate equipment related to the consolidation and closing of certain of the Company's manufacturing sites and to discontinue production at designated facilities. In 2006, the Company incurred $2.5 million principally related to contract termination costs and plant closure costs. These costs were principally incurred in connection with the relocation of operations from the Company's Krefeld facility to its Swansea facility. In 2005, the principal elements of the Company's $3.3 million in other charges relate to:

  •
  $1.6 million in lease termination costs for the Krefeld facility;

  •
  $1.0 million in various other plant and facility closure costs; and

  •
  $0.7 million in various relocation costs for machinery and personnel.

The PCS Divestiture Initiative

        During the fiscal year ended June 30, 2007, in anticipation of the sale of the PCS Business, which represented about one-fourth of the Company's business, the Company reviewed its overall manufacturing and support organizations and began to implement various cost-cutting measures. The Company's actions included terminating approximately 100 employees who were part of the PCS Business, but ultimately not hired by Vishay. As part of the employee terminations, the Company recorded $5.0 million in restructuring-related severance charges for the fiscal year ended June 30, 2007.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Asset Impairment, Restructuring and Other Charges (Continued)

The following illustrates the charges the Company recorded in the fiscal years ended June 30, 2007, 2006 and 2005 related to its PCS restructuring initiative (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Reported in cost of sales	$—	$526	$—

Reported in asset impairment, restructuring and other charges:
Asset impairment	$5,878	$—	$—
Severance	4,962	240	—
Other charges	158	457	497

Total asset impairment, restructuring and other charges	$10,998	$697	$497

        The Company recorded $5.9 million in asset impairment charges during fiscal year 2007 relating to certain property, plant and equipment not acquired by Vishay in connection with the Divestiture.

Other Activities and Charges

        From time to time, the Company also undertakes and executes other smaller scale restructuring initiatives at its local sites. Credits of $0.4 million in fiscal year 2005 represent downward changes in estimates related to plant termination and relocation costs incurred at the Company's El Segundo, California location. The following illustrates the charges the Company recorded in the fiscal years ended June 30, 2007, 2006 and 2005 related to its other restructuring activities (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Reported in cost of sales	$—	$—	$—

Reported in asset impairment, restructuring and other (credits) charges:
Asset impairment	$—	$306	$117
Severance	—	2	—
Other (credits) charges	(13)	238	(363)

Total asset impairment, restructuring and other (credits) charges	$(13)	$546	$(246)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Asset Impairment, Restructuring and Other Charges (Continued)

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

        The Company's accrued severance as of June 30, 2007, 2006 and 2005 are as follows (in thousands):

Accrued severance, June 30, 2004 (as restated)	$14,360
Charged to operating expenses	4,805
Costs paid	(9,779)
Foreign exchange losses	34
Credited to asset impairments, restructuring and other charges	(3,101)

Accrued severance, June 30, 2005 (as restated)	6,319
Charged to operating expenses	2,554
Costs paid	(7,195)
Foreign exchange losses	6
Credited to asset impairments, restructuring and other charges	(693)

Accrued severance, June 30, 2006 (as restated)	991
Charged to operating expenses	3,393
Costs paid	(8,620)
Foreign exchange gains	(11)
Charged to asset impairments, restructuring and other charges	5,073

Accrued severance, June 30, 2007	$826

9. Segment Information

        As previously described in Note 3, "Discontinued Operations and Divestiture," the Company sold its Power Control System Business to Vishay Intertechnology, Inc. on April 1, 2007. Subsequent to the Divestiture, the Company's Chief Operating Decision Maker ("CODM") redefined the Company's business segments to better focus on the two key power management challenges, energy savings and energy efficiency. Beginning in fiscal fourth quarter ended June 30, 2007, the Company has reported its financial segments based on how its CODM reviewed the businesses and assessed the performance of its business managers. The Company now reports in seven segments: Enterprise Power ("EP"), PMD, PS, Energy-Saving Products ("ESP"), A&D, IP and TS segments.

        As part of the PCS sale to Vishay, the Company agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which are reported separately in the TS segment. The results of the PCS Business through the Divestiture date were reported in the CP and NAP segments, consistent with prior years and in line with the Company's business segment reporting prior to its reorganization and the redefinition of its business segments by

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Information (Continued)

the CODM. For the fiscal year ended June 30, 2007, the financial results of NAP segment were included in discontinued operations and prior period results have been reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations, as the Company expects to have significant ongoing involvement based on the significance of the cash flows to be derived from the PCS transition services.

        In addition, as part of the Company's reorganization, whereas previously, Power Management MOSFETs were reported based on end market applications within the ESP segment and previously reported Computing and Communication segment (which is now separated into EP, PMD and PS segments), they are now reported within the PMD segment.

        Below is a description of the Company's reportable segments:

  •
  The PMD segment consists of the Company's discrete power MOSFETs, excluding DirectFET® and IGBTs. These products are multi-market in nature and therefore add value across a wide-range of applications and markets. PMD targets power supply, automotive, notebook and industrial and commercial battery powered applications.

  •
  The ESP segment includes the Company's HVICs, digital control ICs, intelligent power switch ICs, micro-electronic relay ICs, motion control modules, high voltage DirectFET™ and IGBTs. ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light emitting diodes; advanced automotive solutions such as diesel injection and electric-gasoline hybrids; and consumer applications such as plasma televisions, LCD TV and class D audio systems. These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

  •
  The A&D segment includes the Company's RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines and other defense and high-reliability applications. A&D's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in harsh environments such as space, underwater and underground, and certain medical applications.

  •
  The EP segment includes the Company's low-voltage ICs (including XPhase® and SupIRBuck™) and DirectFET™ Power MOSFETs. Products within the EP segment are focused on data center applications (such as servers, storage, routers and switches), and communication infrastructure equipment end markets. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to the Company's customers for their next generation applications that require a higher level of performance and technical service.

  •
  The PS segment is solely composed of the Company's iPOWIR® product which is an optimized and versatile functional component that combines multiple power semiconductors, ICs, and passive elements into a single thermally enhanced package. PS targets computers, switchers and routers, servers and game stations.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Information (Continued)

  •
  The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of the Company's licensed MOSFET patents. Some of the Company's power MOSFET patents have expired in calendar year 2007 and the broadest expire in calendar 2008. Certain of the licensed MOSFET patents remain in effect through 2010. However, with the expiration of the Company's broadest MOSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008. The strategy within the IP segment is to concentrate on creating and using the Company's IP primarily for the design and development of new value-added products, with opportunistic licensing where the Company believes it is consistent with its business.

  •
  The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and the manufacturing related support services being supplied to Vishay as part of the Divestiture. The TS segment targets to substantially complete the transition services within three years following the consummation of the Divestiture.

  •
  The CP segment is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature. The Company sold the business reported within CP to Vishay as part of the Divestiture on April 1, 2007, but continues to receive transition services revenue from Vishay in following periods as part of the Company's TS segment.

        The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs and asset impairment, restructuring and other charges to the operating segments, as these are not meaningful statistics to the CODM in making resource allocation decisions or in evaluating performance of the operating segments.

        The accounting policies of the segments are the same as those described in Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies." The Company's wafer manufacturing facilities fabricate ICs for all business units as necessary and their operating costs are reflected in the segments' cost of revenues on the basis of product costs. General manufacturing overhead and variances are allocated to the segments based on their percentage of total revenues. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross profit for the segments. Due to the Company's methodology for cost build up at the product level it is impractical to determine the amount of depreciation and amortization included in each segment's gross profit. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Information (Continued)

        Revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	June 30, 2007			June 30, 2006 As restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$416,464	34.6%	33.7%	$369,974	36.5%	36.6%
Energy-Saving Products	225,250	18.7	47.7	200,607	19.8	52.5
Aerospace and Defense	157,008	13.1	51.2	131,062	12.9	48.1
Enterprise Power	87,535	7.3	52.0	68,280	6.7	54.4
PowerStage	84,070	7.0	15.5	7,962	0.8	36.0
Intellectual Property	44,171	3.7	100.0	38,839	3.8	100.0

Ongoing segments total	1,014,498	84.4	42.5	816,724	80.5	46.8
Transition Services	18,730	1.6	7.5	—	—	—
Commodity Products	169,241	14.0	17.1	198,076	19.5	21.9

Consolidated total	$1,202,469	100.0%	38.4%	$1,014,800	100.0%	42.0%

	June 30, 2005 As restated
Business Segment	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$380,231	36.2%	44.1%
Energy-Saving Products	198,885	18.9	59.9
Aerospace and Defense	126,675	12.1	44.5
Enterprise Power	59,191	5.6	38.2
PowerStage	15,779	1.5	38.1
Intellectual Property	38,031	3.6	100.0

Ongoing segments total	818,792	77.9	50.0
Commodity Products	231,722	22.1	31.2

Consolidated total	$1,050,514	100.0%	45.9%

        Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term investments, long-term deferred income taxes, goodwill and acquisition-related intangibles. Prior period segment results have been restated for the restatement items described in Note 2, "Restatements of Consolidated Financial Statements," and the discontinued operations as described in Note 3, "Discontinued Operations and

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Information (Continued)

the Divestiture." Geographic information for the fiscal years ended June 30, 2007, 2006 and 2005 is presented below (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Revenues from Unaffiliated Customers
The United States	$329,741	$273,543	$323,429
Asia	599,576	499,790	492,967
Europe	228,981	202,628	196,087

Subtotal	1,158,298	975,961	1,012,483
Royalties (unallocated)	44,171	38,839	38,031

Total	$1,202,469	$1,014,800	$1,050,514

Long-lived Assets
The United States	$351,515	$352,397	$355,241
Asia	38,751	45,061	23,598
Europe	268,642	274,284	223,124

Total	$658,908	$671,742	$601,963

        No single customer accounted for more than ten percent of the Company's consolidated revenue for the fiscal years ended June 30, 2007, 2006 or 2005. However, for the fiscal year ended June 30, 2007, approximately 5.9 percent of the Company's consolidated revenue was associated with the shipment of one product directly to or through the Company's distributors to one original equipment manufacturer ("OEM").

10. Income Taxes

        During preparation for the adoption of FIN 48 in the first quarter ended September 30, 2007, the Company identified various accounting errors related to its accounting for income taxes for the fiscal years 2001 through 2006. Most significantly, the Company determined that its transfer pricing methodology for fiscal years 2001 through 2006 could not be sustained. In addition, the Company has corrected its accounting for certain types of foreign-earned income that are subject to taxation currently, rather than deferred until the earnings are remitted. This determination also impacted prior distributions made by the Company's foreign subsidiaries as well as the Company's U.S. federal foreign tax credit claims. The Company also corrected errors related to the tax accounting for certain foreign currency gains and losses and U.S. export tax incentives. The Company reviewed its deferred tax accounts, and corrected its accounting for temporary differences, primarily related to property, plant and equipment, intangible assets and various nondeductible reserves and accruals, including restructuring reserves. The Company also identified and corrected for other unrecorded foreign tax liabilities. The Company has also corrected the application of certain SFAS No. 109 provisions related to tax effecting the elimination of profit-in-ending inventory.

        In connection with the errors and irregularities related to the tax matters described above, the Company prepared and filed in September 2007 amended U.S. federal tax returns for the fiscal years 2004 through 2006. In conjunction with the filing of these amended tax returns and extensions related

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

to U.S. federal and state income tax returns for the fiscal year ended June 30, 2007, the Company remitted income taxes and interest in the aggregate amount of $74.0 million to the Internal Revenue Service and state taxing agencies. Upon filing the amended returns and paying the interest due on the indicated underpayment of tax, the Company released during the first fiscal quarter of 2008, from accrued income taxes, $13.7 million of accrued penalty and related interest for the underpayment of income taxes due for the fiscal years 2004 to 2006 that the Company determined would have been payable in those years and paid approximately $44.3 million in taxes and $4.2 million for accrued interest and penalties on those taxes. The Company also paid, in the first quarter of fiscal year 2008, the Internal Revenue Service and state taxing agencies approximately $25.5 million upon the filing of fiscal year 2007 extensions. Additionally, during fiscal year 2008 the Company filed Forms 3115 to correct certain tax accounting methods with respect to the fiscal years ended June 30, 2001 through June 30, 2006. As a consequence of filing the Forms 3115, the Company reversed, throughout fiscal year 2008, approximately $1.2 million of accrued penalties and related interest for the fiscal years ended June 30, 2001 through June 30, 2006.

        The Company is pursuing refunds for income taxes it believes to have overpaid in certain jurisdictions and has recorded in the financial statements a $15.2 million tax benefit. In certain other jurisdictions, the Company cannot determine that the realization of the tax refunds of $59.3 million is probable and as such, it has not recognized them as income tax benefits in its financial statements. The Company has determined it has overpaid $49.0 million of income taxes (which is included in the $59.3 million) in Singapore as a result of errors in its transfer pricing of intercompany transactions. As a result of this determination, the Company has filed amended income tax returns in Singapore for fiscal year 2004 through fiscal year 2006 claiming a tax refund and asserted a claim for tax refunds for fiscal year 2001 and fiscal year 2003. The Company has determined its claim for a refund of tax is not probable and has not recognized benefit for such refund claims. Consequently, the Company has recorded both U.S. federal income tax and Singapore income tax and Japanese income taxes with respect to these fiscal years, thereby significantly increasing the Company's effective tax rate.

        The Company has determined that in fiscal year 2009 it will file amended U.S. federal income tax returns and consequently will pay approximately $14.2 million in taxes and $13.2 million in related interest and penalties to the Internal Revenue Service in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

        Income from continuing operations before income taxes for the fiscal years ended June 30, 2007, 2006 and 2005 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Domestic	$75,814	$91,244	$170,255
Foreign	60,668	52,907	38,626

Total pretax income	$136,482	$144,151	$208,881

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The provision for income taxes from continuing operations for the fiscal years ended June 30, 2007, 2006 and 2005 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Current income taxes:
Domestic	$98,113	$59,747	$45,467
Foreign	23,934	27,348	24,944

	122,047	87,095	70,411

Deferred income taxes:
Domestic	(54,335)	4,402	33,095
Foreign	(4,717)	2,490	607

	(59,052)	6,892	33,702

Total provision	$62,995	$93,987	$104,113

        The tax benefit from options exercised reduced current income taxes payable for the fiscal years ended June 30, 2007, 2006 and 2005 by $3.7 million, $11.8 million and $19.4 million, respectively.

        The Company's effective tax rate on pretax income from continuing operations differs from the U.S. federal statutory tax rate for the fiscal years ended June 30, 2007, 2006 and 2005, as follows:

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7%	1.1%	(0.1)%
Export tax incentive	(2.4)%	(1.9)%	(1.8)%
Multijurisdiction taxation	2.8%	13.4%	8.2%
Actual and deemed foreign dividends	9.1%	22.4%	12.1%
Foreign tax credit	(2.5)%	(11.8)%	(5.7)%
Research and development credit	(0.1)%	(2.7)%	(2.4)%
Penalties and interests	4.0%	10.0%	2.5%
Divestiture—difference in book and tax basis	(3.6)%	0.0%	0.0%
Other, net	1.1%	(0.3)%	2.1%

Effective tax rate	46.1%	65.2%	49.9%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The major components of the net deferred tax assets (liabilities) as of June 30, 2007, 2006, and 2005, are as follows (in thousands):

	Fiscal Year Ended June 30,
	2007	2006 As restated	2005 As restated
Deferred tax liabilities:
Unrealized gain on securities	$(9,503)	$(10,538)	$(16,980)
Unrealized gain on functional currency	(720)	(666)	(290)
Other	(11,618)	(13,029)	(14,246)

Total deferred tax liabilities	(21,841)	(24,233)	(31,516)

Deferred tax assets:
Accrued expenses	30,079	18,212	17,617
Accrued compensation	11,624	9,506	5,317
Property, plant and equipment	41,972	42,663	39,666
Deferred gain on Divestiture	44,179	—	—
Net operating loss carryforward	4,442	13,413	14,574
Research and experimental credits	29,036	31,070	35,285
Other tax credits	476	33	1,780
Other	3,837	2,255	2,349

Total deferred tax assets	165,645	117,152	116,588

Valuation allowance	(68,228)	(73,445)	(65,060)

Net deferred tax assets	$75,576	$19,474	$20,012

        As of June 30, 2007, before valuation allowances of $22.8 million, the Company has $29.0 million in state R&D tax credits that carry forward indefinitely.

        Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of operating loss carryforward and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred as of June 30, 2007 that would limit the Company's utilization of any operating loss carryforward or other tax attributes.

        Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies. The Company believes that there is a risk that certain deferred tax assets, including state R&D credits and capital losses, may result in no benefit and, accordingly, has established a valuation allowance of $68.2 million against them. Of this amount approximately $5.2 million will reduce additional paid in capital when released. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. The Company released its valuation allowance with respect to its United Kingdom deferred tax assets in fiscal year 2007 in the amount of $41.1 million with $26.6 million reducing goodwill and $5.8 million reducing deferred income tax expense. The Company has determined that it is more likely than not that such deferred tax assets are realizable after the Divestiture transaction with Vishay on April 1, 2007.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The American Jobs Creation Act ("AJCA") was signed into law on October 22, 2004. Among its various provisions, AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In addition, the provisions require that certain foreign tax credits and other deductions associated with the dividend payments be reduced commensurate with the level of tax benefit received by U.S. corporations from the 85 percent deduction. During the fourth fiscal quarter ended June 30, 2006, the Company's Board of Directors approved a domestic reinvestment plan as required by the AJCA with respect to repatriated dividends. The Company repatriated $67.6 million in foreign earnings during its fourth fiscal quarter ended June 30, 2006 which included $13.7 million under the AJCA. The Company's tax expense as a consequence of the repatriation of the accumulated foreign earnings under the AJCA is 5.25 percent of pre-tax book earnings which was taxed at $0.7 million and $18.9 million through the non-AJCA repatriation of earnings.

        As of June 30, 2007, U.S. income taxes have not been provided on approximately $61.9 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

        As a matter of course, the Company is regularly audited by various taxing authorities. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution or a reduction of goodwill if it relates to purchased tax liabilities. The Company's interest and penalties associated with income taxes are included in accrued income taxes. While it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter, the Company does not expect the results of these audits to have a material impact on its financial position or results of operations.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Net Income per Common Share

        The reconciliation of the numerator and denominator of the net income per common share—basic and diluted determined in accordance with SFAS No. 128 for the fiscal years ended June 30, 2007, 2006 and 2005 (in thousands, except per share data) is as follows:

	Fiscal Year Ended June 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Data
Net income per common share—basic:
Income from continuing operations	$73,487	72,421	$1.01
Income from discontinued operations, net of taxes	4,255	72,421	0.06

Net income	$77,742	72,421	$1.07

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations		512	$—
Income from discontinued operations, net of taxes		512	—

Net income		512	$—

Net income per common share—diluted:
Income from continuing operations	$73,487	72,933	$1.01
Income from discontinued operations, net of taxes	4,255	72,933	0.06

Net income	$77,742	72,933	$1.07

	Fiscal Year Ended June 30, 2006 As restated
	Income (Numerator)	Shares (Denominator)	Per Share Data
Net income per common share—basic:
Income from continuing operations	$50,164	70,914	$0.71
Loss from discontinued operations, net of taxes	(13,654)	70,914	(0.20)

Net income	$36,510	70,914	$0.51

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations		839	$(0.01)
Loss from discontinued operations, net of taxes		839	0.01

Net income		839	$—

Net income per common share—diluted:
Income from continuing operations	$50,164	71,753	$0.70
Loss from discontinued operations, net of taxes	(13,654)	71,753	(0.19)

Net income	$36,510	71,753	$0.51

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Net Income per Common Share (Continued)

	Fiscal Year Ended June 30, 2005 As restated
	Income (Numerator)	Shares (Denominator)	Per Share Data
Net income per common share—basic:
Income from continuing operations	$104,768	67,621	$1.55
Loss from discontinued operations, net of taxes	(19,774)	67,621	(0.29)

Net income	$84,994	67,621	$1.26

Effect of dilutive securities:
Stock options, restricted stock units and convertible subordinated notes:
Income from continuing operations	$8,305	9,468	$(0.08)
Income from discontinued operations, net of taxes	—	9,468	0.03

Net income	$8,305	9,468	$(0.05)

Net income per common share—diluted:
Income from continuing operations	$113,073	77,089	$1.47
Loss from discontinued operations, net of taxes	(19,774)	77,089	(0.26)

Net income	$93,299	77,089	$1.21

        The fiscal year ended June 30, 2005 included the Effect, which negatively impacted net income per common share by $0.01. The fiscal years ended June 30, 2007 and 2006 did not include the Effect, as the Effect would have been anti-dilutive. The Company utilizes income or loss from operations as the "control number" in determining whether potential common shares are dilutive or anti-dilutive.

        Subsequent to fiscal year ended June 30, 2007, the Company repaid the Notes, which matured on July 16, 2007. As such, there will no longer be the dilutive effect from the 7,439,000 shares convertible under the notes on a prospective basis.

12. Environmental Matters

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

        Additionally, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if it releases substances that damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Environmental Matters (Continued)

a material adverse effect on the Company's results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

        As part of the environmental review process, the Company has provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to the Company's Mesa, Arizona and Temecula, California facilities. The Company has taken steps to correct the alleged deficiencies. However, subsequent to the end of Company's fiscal year ended June 30, 2007, in the fiscal quarter ended September 30, 2007, the Company received a notification of proposed penalty in Mesa, Arizona from local environmental authorities in the amount of approximately $2.4 million, which the Company settled for $98,500 in December 2007. The Company has not yet been assessed any penalties with respect to the disclosures made for its Temecula, California facility. Additionally, during negotiations for the Divestiture, chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy. The Company has advised appropriate governmental authorities and is awaiting further reply to its inquiries, with no current orders or directives on the matter outstanding from the governmental authorities.

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

        In November 2007, the Company was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al.,

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Environmental Matters (Continued)

No. EDCV07-1471 (TJH)(JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles and related entities (the "Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles downgradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including the Company, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the EPA considers them to be responsible for the groundwater plume near the Angeles Facility which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on CERCLA, nuisance and trespass and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and cleanup the contamination and to recover damages. The Company previously entered into a settlement with other parties associated with the Omega Site pursuant to which the Company paid those entities money in exchange for an agreement to defend and indemnify the Company with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that the Company's volumetric share of wastes sent to the Omega Site was in the range of 0.08%. The Company believes that much, if not all of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, the Company has tendered the complaint to several of its insurance carriers who have agreed to defend under a reservation of rights. Therefore, the Company does not expect its out-of-pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage, and the fact that its volumetric share of Omega Site wastes was less than 0.1%, the Company does not believe that an adverse judgment against the Company would be material.

13. Commitments and Contingencies

        As of June 30, 2007, the future minimum lease commitments under non-cancelable operating leases of equipment and real property are as follows: fiscal year 2008: $8.7 million; fiscal year 2009: $6.9 million; fiscal year 2010: $5.9 million; fiscal year 2011: $4.5 million; fiscal year 2012: $1.1 million; thereafter: $1.4 million. Capital lease obligations were not material as of June 30, 2007.

        Total rental expense on all operating leases totaled $11.2 million, $10.5 million and $12.4 million in the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $5.9 million at June 30, 2007.

        In connection with the Divestiture, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities.

14. Litigation

        International Rectifier Securities Litigation.    Following IR's disclosure on April 9, 2007 that its Audit Committee was conducting the internal Investigation into certain revenue recognition errors, a series of putative class action lawsuits was filed against IR in the United States District Court for the Central District of California. Edward R. Koller filed the first complaint, on April 17, 2007, on behalf of a putative class of purchasers of IR stock from October 27, 2005 through April 9, 2007 ("Original Class Period"). The complaint named as defendants IR and certain of its present and former officers and directors and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon revenue recognition errors at IR's Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Litigation (Continued)

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

        Governmental Investigations.    The Company is cooperating fully with investigators from the SEC Division of Enforcement regarding matters relating to the Audit Committee Investigation described in this Form 10-K. The Company is currently responding to subpoenas for records from the SEC, and the Company continues to cooperate with the U.S. Attorney's Office and the Internal Revenue Service who are looking into matters relating to the Audit Committee Investigation and other matters described in this Form 10-K.

        IXYS Litigation.    On June 22, 2000, the Company filed International Rectifier Corporation v. IXYS Corporation, Case No. CV-00-06756-R, in the United States District Court for the Central District of California. The Company's complaint alleges that certain IXYS Corporation ("IXYS") MOSFET products infringe the Company's U.S. Patent Nos. 4,959,699, 5,008,725 and 5,130,767. On August 17, 2000, IXYS filed an answer and counterclaim, and, on February 14, 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. After proceedings, including a jury trial on damages, in the District Court and an initial appeal, a jury trial on infringement and damages was held commencing September 6, 2005. The jury found that IXYS was infringing certain claims of Patent No. 4,959,699 and awarded IR $6.2 million in damages through September 30, 2005. On September 14, 2006, the District Court entered the final judgment and permanent injunction based on the jury verdict. IXYS again appealed (with a notice of appeal filed after the deadline for doing so). The Federal Circuit lifted its temporary stay, and the permanent injunction was in effect until it terminated with the expiration of the '699 patent in September 2007. The matter was argued to the Federal Circuit on January 7, 2008. In an opinion issued February 11, 2008, the Federal Circuit ruled against IR and reversed the judgment. The proceedings are now at an end, subject only to the possibility that the Supreme Court will review the case on writ of certiorari. The Company filed a petition for such a writ in July 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Litigation (Continued)

        Angeles. v. Omega.    See Note 12, "Environmental Matters."

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

15. Related Party Transactions

        As discussed in Note 4, "Investments," the Company holds as strategic investment common stock of Nihon, a related party. During the fiscal year ended June 30, 2006, the Company sold 2.6 million shares in Nihon for net proceeds of $19.1 million and recognized $13.6 million of pretax gains recorded in other income. At June 30, 2007, 2006 and 2005, the Company owned approximately 9.2 percent, 9.7 percent and 17.5 percent, respectively, of the outstanding shares of Nihon. As previously reported, the Company's former CFO was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the former general manager of the Company's Japan subsidiary was a director of Nihon until about October 2007 and another member of the Company's Japan subsidiary was a director from June 28, 2005 through June 30, 2008.

        During the fiscal years ended June 30, 2007, 2006 and 2005, the Company recorded royalties of approximately $0.5 million, $0.1 million and $0.1 million and revenues of approximately $1.1 million, $0.5 million and $0.9 million, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited)

        The following table sets forth a summary of the Company's quarterly financial information for each of the four quarters in the fiscal year ended June 30, 2007 (in thousands, except per share data):

	Three months ended
Year Ended June 30, 2007	September 30, 2006 As restated	December 31, 2006 As restated	March 31, 2007	June 30, 2007	Year ended June 30, 2007
Revenues	$288,700	$345,631	$291,278	$276,860	$1,202,469
Cost of sales	167,192	209,556	186,677	177,686	741,111

Gross profit	121,508	136,075	104,601	99,174	461,358
Selling and administrative expense	56,847	53,194	55,330	46,717	212,088
Research and development expense	28,600	31,792	31,754	30,648	122,794
Amortization of acquisition-related intangible assets	435	413	394	647	1,889
Asset impairment, restructuring and other charges	1,961	206	8,155	76	10,398

Operating income	33,665	50,470	8,968	21,086	114,189
Other income, net	(81)	(1,696)	(3,647)	(833)	(6,257)
Interest income, net	(2,525)	(1,843)	(4,619)	(7,049)	(16,036)

Income from continuing operations before income taxes	36,271	54,009	17,234	28,968	136,482
Provision for income taxes	18,682	16,210	12,307	15,796	62,995

Income from continuing operations	17,589	37,799	4,927	13,172	73,487
(Loss) income from discontinued operations, net of taxes	(1,317)	8,415	(2,843)	—	4,255

Net income	$16,272	$46,214	$2,084	$13,172	$77,742

Net income per common share (Note 11):
Basic:
Income from continuing operations	$0.24	$0.52	$0.07	$0.18	$1.01
(Loss) income from discontinued operations	(0.01)	0.12	(0.04)	—	0.06

Net income per share	$0.23	$0.64	$0.03	$0.18	$1.07

Diluted:
Income from continuing operations	$0.24	$0.52	$0.07	$0.18	$1.01
(Loss) income from discontinued operations	(0.02)	0.11	(0.04)	—	0.06

Net income per share	$0.22	$0.63	$0.03	$0.18	$1.07

Average common shares outstanding—basic	72,052	72,204	72,618	72,811	72,421

Average common shares and potentially dilutive securities outstanding—diluted	72,630	72,854	73,269	73,272	72,933

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table sets forth a summary of the Company's quarterly financial information for each of the four quarters in the fiscal year ended June 30, 2006 (in thousands, except per share data):

	Three months ended
					Year ended June 30, 2006 As restated
Year Ended June 30, 2006	September 30, 2005 As restated	December 31, 2005 As restated	March 31, 2006 As restated	June 30, 2006 As restated
Revenues	$237,362	$236,992	$261,300	$279,146	$1,014,800
Cost of sales	135,239	135,577	153,392	164,726	588,934

Gross profit	102,123	101,415	107,908	114,420	425,866
Selling and administrative expense	47,260	41,024	51,612	56,870	196,766
Research and development expense	22,486	25,661	27,045	28,910	104,102
Amortization of acquisition-related intangible assets	973	955	818	584	3,330
Asset impairment, restructuring and other charges (credits)	1,379	330	(1,810)	188	87

Operating income	30,025	33,445	30,243	27,868	121,581
Other (income) expense, net	(203)	9	(820)	(14,772)	(15,786)
Interest income, net	(1,572)	(821)	(2,413)	(1,978)	(6,784)

Income from continuing operations before income taxes	31,800	34,257	33,476	44,618	144,151
Provision for income taxes	18,628	19,356	20,025	35,978	93,987

Income from continuing operations	13,172	14,901	13,451	8,640	50,164
Loss from discontinued operations, net of taxes	(1,244)	(2,706)	(3,997)	(5,707)	(13,654)

Net income	$11,928	$12,195	$9,454	$2,933	$36,510

Net income per common share (Note 11):
Basic:
Income from continuing operations	$0.19	$0.21	$0.19	$0.12	$0.71
Loss from discontinued operations	(0.02)	(0.04)	(0.06)	(0.08)	(0.20)

Net income per share	$0.17	$0.17	$0.13	$0.04	$0.51

Diluted:
Income from continuing operations	$0.18	$0.21	$0.19	$0.12	$0.70
Loss from discontinued operations	(0.01)	(0.04)	(0.06)	(0.08)	(0.19)

Net income per share	$0.17	$0.17	$0.13	$0.04	$0.51

Average common shares outstanding—basic	70,329	70,816	70,948	71,573	70,914

Average common shares and potentially dilutive securities outstanding—diluted	72,030	71,549	71,614	72,572	71,753

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table sets forth a summary of the Company's quarterly financial information for each of the four quarters in the fiscal year ended June 30, 2005 (in thousands, except per share data):

	Three months ended
					Year ended June 30, 2005 As restated
Year Ended June 30, 2005	September 30, 2004 As restated	December 31, 2004 As restated	March 31, 2005 As restated	June 30, 2005 As restated
Revenues	$277,049	$259,482	$264,499	$249,484	$1,050,514
Cost of sales	153,727	139,183	146,078	129,550	568,538

Gross profit	123,322	120,299	118,421	119,934	481,976
Selling and administrative expense	43,365	40,866	39,391	51,099	174,721
Research and development expense	23,768	25,676	25,442	24,513	99,399
Amortization of acquisition-related intangible assets	960	966	972	1,078	3,976
Asset impairment, restructuring and other charges (credits)	1,267	648	(3,938)	59	(1,964)
Gain on royalty settlement	—	—	—	2,650	2,650

Operating income	53,962	52,143	56,554	45,835	208,494
Other income, net	(552)	(263)	(257)	(509)	(1,581)
Interest (income) expense, net	1,697	630	(658)	(475)	1,194

Income from continuing operations before income taxes	52,817	51,776	57,469	46,819	208,881
Provision for income taxes	24,542	23,321	35,306	20,944	104,113

Income from continuing operations	28,275	28,455	22,163	25,875	104,768
Loss from discontinued operations, net of taxes	(5,184)	(2,628)	(4,899)	(7,063)	(19,774)

Net income	$23,091	$25,827	$17,264	$18,812	$84,994

Net income per common share (Note 11):
Basic:
Income from continuing operations	$0.43	$0.43	$0.33	$0.37	$1.55
Loss from discontinued operations	(0.08)	(0.04)	(0.08)	(0.10)	(0.29)

Net income per share	$0.35	$0.39	$0.25	$0.27	$1.26

Diluted:
Income from continuing operations	0.40	0.40	0.30	0.36	1.47
Loss from discontinued operations	(0.07)	(0.04)	(0.06)	(0.10)	(0.26)

Net income	$0.33	$0.36	$0.24	$0.26	$1.21

Average common shares outstanding—basic	66,516	66,929	67,795	69,108	67,621

Average common shares and potentially dilutive securities outstanding—diluted	75,711	76,490	77,322	71,120	77,089

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the six months ended December 31, 2006 (in thousands, except per share data):

		Restatement Adjustments						As Restated and Adjusted for Discontinued Operations
Six Months Ended December 31, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$643,455	$3,643	$(13,852)	$—	$—	$—	$1,085	$634,331
Cost of sales	369,341	3,443	(5,398)	9,513	1,421	—	(1,572)	376,748

Gross profit	274,114	200	(8,454)	(9,513)	(1,421)	—	2,657	257,583
Selling and administrative expense	109,316	(278)	—	(702)	1,949	—	(244)	110,041
Research and development expense	60,271	—	—	121	—	—	—	60,392
Amortization of acquisition-related intangible assets	1,347	(499)	—	—	—	—	—	848
Asset impairment, restructuring and other charges	5,749	—	—	—	(4,280)	—	698	2,167

Operating income	97,431	977	(8,454)	(8,932)	910	—	2,203	84,135
Other (income) expense, net	(1,777)	—	(1,434)	—	1,434	—	—	(1,777)
Interest income, net	(4,328)	—	—	—	(40)	—	—	(4,368)

Income from continuing operations before income taxes	103,536	977	(7,020)	(8,932)	(484)	—	2,203	90,280
Provision for income taxes(4)	23,868	471	(2,477)	(3,305)	(179)	33,623	(17,109)	34,892

Income from continuing operations	79,668	506	(4,543)	(5,627)	(305)	(33,623)	19,312	55,388
Income from discontinued operations, net of taxes	26,410	—	—	—	—	—	(19,312)	7,098

Net income	$106,078	$506	$(4,543)	$(5,627)	$(305)	$(33,623)	$—	$62,486

Net income per common share:
Basic:
Income from continuing operations	$1.10							$0.77
Income from discontinued operations	0.37							0.10

Net income per share	$1.47							$0.87

Diluted:
Income from continuing operations	$1.10							$0.76
Income from discontinued operations	0.36							0.10

Net income per share	$1.46							$0.86

Average common shares outstanding—basic	72,128							72,128

Average common shares and potentially dilutive securities outstanding—diluted	72,721							72,721

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
For the six months ended December 31, 2006, no single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in a net increase or decrease to Income from continuing operations before taxes of more than $2.2 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated balance sheet as of December 31, 2006 (in thousands):

		Restatement Adjustments
As of December 31, 2006	As Previously Reported(1)	IR Japan(2)	Other Revenue Recognition Matters	Unrecorded Liabilities and Other	Restructuring	Tax Matters	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$459,276	$—	$—	$—	$—	$—	$459,276
Short-term investments	108,502	—	—	—	—	—	108,502
Trade accounts receivable, net	187,439	(20,437)	5,799	142	—	—	172,943
Inventories	174,158	22,885	24,467	—	—	—	221,510
Assets held for sale	195,179	—	—	—	—	—	195,179
Current deferred tax assets	49,209	—	—	—	—	(18,750)	30,459
Prepaid expenses and other receivables	78,571	82	48	1,071	—	21,607	101,379

Total current assets	1,252,334	2,530	30,314	1,213	—	2,857	1,289,248
Long-term investments	525,128	—	—	—	—	—	525,128
Property, plant and equipment, net	559,583	—	—	9	500	—	560,092
Goodwill	132,298	—	—	—	—	(1,311)	130,987
Acquisition-related intangible assets, net	24,826	(4,000)	—	—	—	—	20,826
Long-term deferred tax assets	86,884	—	—	—	—	(28,254)	58,630
Other assets	91,714	—	(2,499)	—	(62)	—	89,153

Total assets	$2,672,767	$(1,470)	$27,815	$1,222	$438	$(26,708)	$2,674,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$6,994	$27,791	$—	$—	$—	$—	$34,785
Long-term debt, due within one year	540,183	—	—	—	—	—	540,183
Accounts payable	79,050	223	—	18,729	—	—	98,002
Accrued salaries, wages and commissions	44,787	—	—	—	(184)	—	44,603
Liabilities related to assets held for sale	24,597	—	—	—	—	—	24,597
Accrued income taxes	61,909	—	—	—	—	115,245	177,154
Current deferred tax liabilities	—	—	—	—	—	1,865	1,865
Other accrued expenses	66,907	7	82,502	(1,183)	(5,544)	—	142,689

Total current liabilities	824,427	28,021	82,502	17,546	(5,728)	117,110	1,063,878
Long-term debt, less current maturities	81,263	—	—	—	—	—	81,263
Long-term deferred tax liabilities	—	—	—	—	—	25,626	25,626
Other long-term liabilities	12,689	—	—	234	(1,497)	—	11,426

Total liabilities	918,379	28,021	82,502	17,780	(7,225)	142,736	1,182,193

Stockholders' equity:
Common shares	72,314	—	—	—	—	—	72,314
Preferred shares	—	—	—	—	—	—	—
Capital contributed in excess of par value of shares	938,362	—	—	131	—	(1,017)	937,476
Retained earnings	648,379	(29,796)	(54,687)	(16,664)	7,755	(168,655)	386,332
Accumulated other comprehensive income	95,333	305	—	(25)	(92)	228	95,749

Total stockholders' equity	1,754,388	(29,491)	(54,687)	(16,558)	7,663	(169,444)	1,491,871

Total liabilities and stockholders' equity	$2,672,767	$(1,470)	$27,815	$1,222	$438	$(26,708)	$2,674,064

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
The bank loans related to the restatement adjustments represent advances under IR Japan's accounts receivable financing facilities.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statement of comprehensive income for the six months ended December 31, 2006 (in thousands):

	Six Months Ended December 31, 2006
	As previously reported	As restated
Comprehensive income:
Net income	$106,078	$62,486
Foreign currency translations adjustments	28,066	28,262
Unrealized gains on foreign currency forward contract, net of deferred tax provision	3,522	3,522
Unrealized gains on available-for-sale securities, net of deferred tax benefit	280	280
Reclassification adjustments of losses for available-for-sale securities and foreign currency forward contract to income, net of tax provision	(844)	(844)

Comprehensive income	$137,102	$93,706

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statement of cash flows for the six months ended December 31, 2006 (in thousands):

	Six Months Ended December 31, 2006
	As Previously Reported	Restatement Adjustments	As Restated
Cash flow from operating activities:
Net income	$106,078	$(43,592)	$62,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,564	(114)	39,450
Amortization of acquisition-related intangible assets	1,668	(500)	1,168
Stock compensation expense	4,110	133	4,243
Loss on sale of investments	490	—	490
Provision for bad debt	1,988	—	1,988
Provision for inventory excess and obsolescence	7,726	—	7,726
Unrealized gains on derivatives	(765)	—	(765)
Deferred revenue	—	9,285	9,285
Deferred income taxes	(22,768)	11,455	(11,313)
Tax benefit from options exercised	1,421	—	1,421
Excess tax benefit from options exercised	(465)	—	(465)
Changes in operating assets and liabilities, net	(55,741)	18,246	(37,495)

Net cash provided by operating activities	83,306	(5,087)	78,219

Cash flow from investing activities:
Additions to property, plant and equipment	(70,380)	83	(70,297)
Proceeds from sale of property, plant and equipment	54	—	54
Sale or maturities of investments	190,475	—	190,475
Purchase of investments	(208,746)	—	(208,746)
Other, net	(3,066)	—	(3,066)

Net cash used in investing activities	(91,663)	83	(91,580)

Cash flow from financing activities:
Proceeds from short-term debt	681	4,791	5,472
Repayments of long-term debt	(642)	—	(642)
Repayments of capital lease obligations	(144)	—	(144)
Proceeds from exercise of stock options and stock participation plan	6,083	—	6,083
Excess tax benefit from options exercised	465	—	465
Other, net	25	267	292

Net cash provided by financing activities	6,468	5,058	11,526

Effect of exchange rate changes on cash and cash equivalents	5,195	(54)	5,141

Net increase in cash and cash equivalents	3,306	—	3,306
Cash and cash equivalents, beginning of period	482,907	—	482,907

Less: cash and cash equivalents, held for sale	(26,937)	—	(26,937)

Cash and cash equivalents, end of period	$459,276	$—	$459,276

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended December 31, 2006 (in thousands, except per share data):

								As Restated and Adjusted for Discontinued Operations
		Restatement Adjustments
Quarter Ended December 31, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$327,604	$23,963	$(5,991)	$—	$—	$—	$55	$345,631
Cost of sales	186,864	16,948	(2,764)	8,028	1,781	—	(1,301)	209,556

Gross profit	140,740	7,015	(3,227)	(8,028)	(1,781)	—	1,356	136,075
Selling and administrative expense	54,804	(295)	—	(1,505)	400	—	(210)	53,194
Research and development expense	31,767	—	—	25	—	—	—	31,792
Amortization of acquisition-related intangible assets	663	(250)	—	—	—	—	—	413
Asset impairment, restructuring and other charges	1,587	—	—	—	(1,694)	—	313	206

Operating income	51,919	7,560	(3,227)	(6,548)	(487)	—	1,253	50,470
Other income, net	(1,696)	—	—	—	—	—	—	(1,696)
Interest income, net	(1,823)	—	—	—	(20)	—	—	(1,843)

Income from continuing operations before income taxes	55,438	7,560	(3,227)	(6,548)	(467)	—	1,253	54,009
Provision for income taxes(4)	10,777	3,067	(1,162)	(2,422)	(176)	23,745	(17,619)	16,210

Income from continuing operations	44,661	4,493	(2,065)	(4,126)	(291)	(23,745)	18,872	37,799
Income from discontinued operations, net of taxes	27,287	—	—	—	—	—	(18,872)	8,415

Net income	$71,948	$4,493	$(2,065)	$(4,126)	$(291)	$(23,745)	$—	$46,214

Net income per common share:
Basic:
Income from continuing operations	$0.62							$0.52
Income from discontinued operations	0.38							0.12

Net income per share	$1.00							$0.64

Diluted:
Income from continuing operations	$0.61							$0.52
Income from discontinued operations	0.38							0.11

Net income per share	$0.99							$0.63

Average common shares outstanding—basic	72,204							72,204

Average common shares and potentially dilutive securities outstanding—diluted	72,854							72,854

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
No single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in a net increase or decrease to Income from continuing operations before income taxes of more than $1.4 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statement of comprehensive income for the three months ended December 31, 2006 (in thousands):

	Three Months Ended December 31, 2006
	As previously reported	As restated
Comprehensive income:
Net income	$71,948	$46,214
Foreign currency translations adjustments	19,081	19,097
Unrealized gains on foreign currency forward contract, net of deferred tax provision	969	969
Unrealized losses on available-for-sale securities, net of deferred tax benefit	(3,706)	(3,706)
Reclassification adjustments of losses for available-for-sale securities and foreign currency forward contract to income, net of tax provision	(425)	(425)

Comprehensive income	$87,867	$62,149

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended September 30, 2006 (in thousands, except per share data):

								As Restated and Adjusted for Discontinued Operations
		Restatement Adjustments
Quarter Ended September 30, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$344,243	$(20,320)	$(7,861)	$—	$—	$—	$(27,362)	$288,700
Cost of sales	205,826	(13,505)	(2,633)	1,485	(360)	—	(23,621)	167,192

Gross profit	138,417	(6,815)	(5,228)	(1,485)	360	—	(3,741)	121,508
Selling and administrative expense	56,636	17	—	805	1,549	—	(2,160)	56,847
Research and development expense	29,793	—	—	96	—	—	(1,289)	28,600
Amortization of acquisition-related intangible assets	926	(251)	—	—	—	—	(240)	435
Asset impairment, restructuring and other charges	5,237	—	—	—	(2,586)	—	(690)	1,961

Operating income	45,825	(6,581)	(5,228)	(2,386)	1,397	—	638	33,665
Other (income) expense, net	(81)	—	(1,434)	—	1,434	—	—	(81)
Interest income, net	(2,504)	—	—	—	(21)	—	—	(2,525)

Income from continuing operations before income taxes	48,410	(6,581)	(3,794)	(2,386)	(16)	—	638	36,271
Provision for income taxes(4)	14,281	(2,596)	(1,315)	(883)	(3)	9,877	(679)	18,682

Income from continuing operations	34,129	(3,985)	(2,479)	(1,503)	(13)	(9,877)	1,317	17,589
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(1,317)	(1,317)

Net income	$34,129	$(3,985)	$(2,479)	$(1,503)	$(13)	$(9,877)	$—	$16,272

Net income per common share:
Basic:
Income from continuing operations	$0.47							$0.24
Loss from discontinued operations	—							(0.01)

Net income per share	$0.47							$0.23

Diluted:
Income from continuing operations	$0.47							$0.24
Loss from discontinued operations	—							(0.02)

Net income per share	$0.47							$0.22

Average common shares outstanding—basic	72,052							72,052

Average common shares and potentially dilutive securities outstanding—diluted	72,630							72,630

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
No single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in a net increase or decrease to Income from continuing operations before income taxes of more than $2.8 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated balance sheet as of September 30, 2006 (in thousands):

		Restatement Adjustments
As of September 30, 2006	As Previously Reported	IR Japan	Other Revenue Recognition Matters	Unrecorded Liabilities and Other	Restructuring	Tax Matters(1)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$446,261	$—	$—	$—	$—	$—	$446,261
Short-term investments	117,999	—	—	—	—	—	117,999
Trade accounts receivable, net	210,605	(40,721)	5,285	137	—	—	175,306
Inventories	218,833	39,403	21,585	—	—	—	279,821
Current deferred tax assets	22,539	—	—	—	—	(4,730)	17,809
Prepaid expenses and other receivables	59,408	(408)	47	492	—	21,608	81,147

Total current assets	1,075,645	(1,726)	26,917	629	—	16,878	1,118,343
Long-term investments	512,997	—	—	—	—	—	512,997
Property, plant and equipment, net	596,647	—	—	3,989	500	—	601,136
Goodwill	155,460	—	—	—	—	25,282	180,742
Acquisition-related intangible assets, net	31,022	(4,250)	—	—	—	—	26,772
Long-term deferred tax asset	83,193	—	—	—	—	(57,354)	25,839
Other assets	97,840	—	(2,499)	—	(82)	—	95,259

Total assets	$2,552,804	$(5,976)	$24,418	$4,618	$418	$(15,194)	$2,561,088

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$3,591	$32,894	$—	$—	$—	$—	$36,485
Long-term debt, due within one year	539,005	—	—	—	—	—	539,005
Accounts payable	86,606	23	—	17,187	—	—	103,816
Accrued income taxes	65,231	—	—	—	—	103,706	168,937
Accrued salaries, wages and commissions	40,221	—	—	—	(175)	—	40,046
Current deferred tax liabilities	—	—	—	—	—	1,865	1,865
Other accrued expenses	59,372	(1,854)	75,879	(2,683)	(6,029)	—	124,685

Total current liabilities	794,026	31,063	75,879	14,504	(6,204)	105,571	1,014,839
Long-term debt, less current maturities	81,805	—	—	—	—	—	81,805
Long-term deferred tax liabilities	—	—	—	—	—	25,627	25,627
Other long-term liabilities	18,322	—	—	196	(1,500)	—	17,018

Total liabilities	894,153	31,063	75,879	14,700	(7,704)	131,198	1,139,289

Stockholders' equity:
Common shares	72,111	—	—	—	—	—	72,111
Preferred shares	—	—	—	—	—	—	—
Capital contributed in excess of par value of shares	930,584	—	—	60	—	(885)	929,759
Retained earnings	576,411	(37,355)	(51,461)	(10,117)	8,243	(145,603)	340,118
Accumulated other comprehensive income	79,545	316	—	(25)	(121)	96	79,811

Total stockholders' equity	1,658,651	(37,039)	(51,461)	(10,082)	8,122	(146,392)	1,421,799

Total liabilities and stockholders' equity	$2,552,804	$(5,976)	$24,418	$4,618	$418	$(15,194)	$2,561,088

(1)
The Company determined that it was incorrect to recognize a deferred tax asset of $25.3 million net, and correspondingly reduce goodwill by the same amount in fiscal year 2003. The Company determined that the deferred tax asset should be recognized in fiscal year 2007. Consequently, goodwill was increased and the deferred tax asset decreased in fiscal year 2003.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statement of comprehensive income for the three months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006
	As previously reported	As restated
Comprehensive income:
Net income	$34,129	$16,272
Foreign currency translations adjustments	8,985	9,165
Unrealized gains on foreign currency forward contract, net of deferred tax provision	2,553	2,553
Unrealized gains on available-for-sale securities, net of deferred tax provision	3,986	3,986
Reclassification adjustments of losses for available for sale securities and foreign currency forward contract to income, net of tax provision	(419)	(419)

Comprehensive income	$49,234	$31,557

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statement of cash flows for the three months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006
	As Previously Reported	Restatement Adjustments	As Restated and Other
Cash flow from operating activities:
Net income	$34,129	$(17,857)	$16,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,580	(57)	20,523
Amortization of acquisition-related intangible assets	926	(250)	676
Stock compensation expense	2,031	218	2,249
Loss on sale of investments	216	—	216
Provision for bad debt	2,020	—	2,020
Provision for inventory excess and obsolescence	3,639	—	3,639
Unrealized gains on derivatives	(625)	—	(625)
Deferred revenue	—	7,021	7,021
Deferred income taxes	3,732	(57)	3,675
Tax benefit from options exercised	552	—	552
Excess tax benefit from options exercised	(150)	—	(150)
Changes in operating assets and liabilities, net	(55,581)	1,184	(54,397)

Net cash provided by operating activities	11,469	(9,798)	1,671

Cash flow from investing activities:
Additions to property, plant and equipment	(34,818)	22	(34,796)
Proceeds from sale of property, plant and equipment	21	—	21
Sale or maturities of investments	83,555	—	83,555
Purchase of investments	(99,481)	—	(99,481)
Other, net	(1,268)	—	(1,268)

Net cash used in investing activities	(51,991)	22	(51,969)

Cash flow from financing activities:
Proceeds from (repayments of) short-term debt	(2,824)	9,631	6,807
Repayments of capital lease obligations	(129)	—	(129)
Proceeds from exercise of stock options and stock participation plan	2,520	—	2,520
Excess tax benefit from options exercised	150	—	150
Other, net	(69)	102	33

Net cash (used in) provided by financing activities	(352)	9,733	9,381

Effect of exchange rate changes on cash and cash equivalents	4,228	43	4,271

Net decrease in cash and cash equivalents	(36,646)	—	(36,646)
Cash and cash equivalents, beginning of period	482,907	—	482,907

Cash and cash equivalents, end of period	$446,261	$—	$446,261

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended June 30, 2006 (in thousands, except per share data):

								As Restated and Adjusted for Discontinued Operations
		Restatement Adjustments
Quarter Ended June 30, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$322,658	$(12,887)	$55	$—	$—	$—	$(30,680)	$279,146
Cost of sales	194,874	(2,481)	(582)	220	1,184	—	(28,489)	164,726

Gross profit	127,784	(10,406)	637	(220)	(1,184)	—	(2,191)	114,420
Selling and administrative expense	54,130	5	—	1,434	4,286	—	(2,985)	56,870
Research and development expense	30,410	—	—	—	—	—	(1,500)	28,910
Amortization of acquisition-related intangible assets	1,070	(250)	—	—	—	—	(236)	584
Asset impairment, restructuring and other charges	5,210	—	—	—	(4,100)	—	(922)	188

Operating income	36,964	(10,161)	637	(1,654)	(1,370)	—	3,452	27,868
Other (income) expense, net	(14,790)	—	18	—	—	—	—	(14,772)
Interest income, net	(1,959)	—	—	—	(19)	—	—	(1,978)

Income from continuing operations before income taxes	53,713	(10,161)	619	(1,654)	(1,351)	—	3,452	44,618
Provision for income taxes(4)	22,709	(3,934)	238	(619)	(454)	20,293	(2,255)	35,978

Income from continuing operations	31,004	(6,227)	381	(1,035)	(897)	(20,293)	5,707	8,640
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(5,707)	(5,707)

Net income	$31,004	$(6,227)	$381	$(1,035)	$(897)	$(20,293)	$—	$2,933

Net income per common share:
Basic:
Income from continuing operations	$0.43							$0.12
Loss from discontinued operations	—							(0.08)

Net income per share	$0.43							$0.04

Diluted:
Income from continuing operations	$0.43							$0.12
Loss from discontinued operations	—							(0.08)

Net income per share	$0.43							$0.04

Average common shares outstanding—basic	71,573							71,573

Average common shares and potentially dilutive securities outstanding—diluted	72,572							72,572

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
No single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in a net increase or decrease to Income from continuing operations before income taxes of more than $1.4 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended March 31, 2006 (in thousands, except per share data):

								As Restated and Adjusted for Discontinued Operations
		Restatement Adjustments
Quarter Ended March 31, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$297,076	$(7,563)	$(1,837)	$—	$—	$—	$(26,376)	$261,300
Cost of sales	178,289	(3,719)	1,584	803	1,391	—	(24,956)	153,392

Gross profit	118,787	(3,844)	(3,421)	(803)	(1,391)	—	(1,420)	107,908
Selling and administrative expense	53,357	41	—	(132)	663	—	(2,317)	51,612
Research and development expense	28,558	—	—	—	—	—	(1,513)	27,045
Amortization of acquisition-related intangible assets	1,295	(250)	—	—	—	—	(227)	818
Asset impairment, restructuring and other charges (credits)	3,349	—	—	—	(4,106)	—	(1,053)	(1,810)

Operating income	32,228	(3,635)	(3,421)	(671)	2,052	—	3,690	30,243
Other (income) expense, net	(763)	—	(474)	—	417	—	—	(820)
Interest income, net	(2,393)	—	—	—	(20)	—	—	(2,413)

Income from continuing operations before income taxes	35,384	(3,635)	(2,947)	(671)	1,655	—	3,690	33,476
Provision for income taxes(4)	9,730	(1,376)	(1,094)	(251)	621	12,702	(307)	20,025

Income from continuing operations	25,654	(2,259)	(1,853)	(420)	1,034	(12,702)	3,997	13,451
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(3,997)	(3,997)

Net income	$25,654	$(2,259)	$(1,853)	$(420)	$1,034	$(12,702)	$—	$9,454

Net income per common share:
Basic:
Income from continuing operations	$0.36							$0.19
Loss from discontinued operations	—							(0.06)

Net income per share	$0.36							$0.13

Diluted:
Income from continuing operations	$0.36							$0.19
Loss from discontinued operations	—							(0.06)

Net income per share	$0.36							$0.13

Average common shares outstanding—basic	70,948							70,948

Average common shares and potentially dilutive securities outstanding—diluted	71,614							71,614

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
Restatement adjustments in the category Other Revenue Recognition Matters affecting Income from continuing operations before income taxes include decreases related primarily to IXYS royalty revenue, sales to certain distributors and returns reserves and stock rotation rights of $2.5 million, $0.9 million and $0.6 million, respectively offset by an increase due to the timing effect of adjustments to our A&D segment of $1.7 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended December 31, 2005 (in thousands, except per share data):

								As Restated and Adjusted for Discontinued Operations
		Restatement Adjustments
Quarter Ended December 31, 2005	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$254,770	$(13,499)	$(3,905)	$—	$—	$—	$(374)	$236,992
Cost of sales	145,232	(6,902)	184	(5,036)	1,538	—	561	135,577

Gross profit	109,538	(6,597)	(4,089)	5,036	(1,538)	—	(935)	101,415
Selling and administrative expense	44,934	(185)	—	(4,015)	290	—	—	41,024
Research and development expense	25,661	—	—	—	—	—	—	25,661
Amortization of acquisition-related intangible assets	1,205	(250)	—	—	—	—	—	955
Asset impairment, restructuring and other charges	733	—	—	—	(1,777)	—	1,374	330

Operating income	37,005	(6,162)	(4,089)	9,051	(51)	—	(2,309)	33,445
Other (income) expense, net	12	—	—	—	(3)	—	—	9
Interest income, net	(800)	—	—	—	(21)	—	—	(821)

Income from continuing operations before income taxes	37,793	(6,162)	(4,089)	9,051	(27)	—	(2,309)	34,257
Provision for income taxes(4)	9,955	(2,405)	(1,509)	3,384	(10)	11,374	(1,433)	19,356

Income from continuing operations	27,838	(3,757)	(2,580)	5,667	(17)	(11,374)	(876)	14,901
Loss from discontinued operations, net of taxes	(3,582)	—	—	—	—	—	876	(2,706)

Net income	$24,256	$(3,757)	$(2,580)	$5,667	$(17)	$(11,374)	$—	$12,195

Net income per common share:
Basic:
Income from continuing operations	$0.39							$0.21
Loss from discontinued operations	(0.05)							(0.04)

Net income per share	$0.34							$0.17

Diluted:
Income from continuing operations	$0.39							$0.21
Loss from discontinued operations	(0.05)							(0.04)

Net income per share	$0.34							$0.17

Average common shares outstanding—basic	70,816							70,816

Average common shares and potentially dilutive securities outstanding—diluted	71,602							71,549

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
Restatement adjustments in the category Other Revenue Recognition Matters affecting Income from continuing operations before income taxes include a decrease related primarily to our A&D segment of $4.3 million offset by an increase of $0.5 million due to the timing effect of adjustments related to acceleration and premature revenue recognition.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended September 30, 2005 (in thousands, except per share data):

		Restatement Adjustments
								As Restated and Adjusted for Discontinued Operations
Quarter Ended September 30, 2005	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$272,573	$(8,509)	$2,017	$—	$—	$—	$(28,719)	$237,362
Cost of sales	161,680	(6,442)	2,158	245	2,720	—	(25,122)	135,239

Gross profit	110,893	(2,067)	(141)	(245)	(2,720)	—	(3,597)	102,123
Selling and administrative expense	45,588	107	—	2,789	988	—	(2,212)	47,260
Research and development expense	25,212	—	—	—	(1,050)	—	(1,676)	22,486
Amortization of acquisition-related intangible assets	1,453	(250)	—	—	—	—	(230)	973
Asset impairment, restructuring and other charges	4,293	—	—	—	(3,028)	—	114	1,379

Operating income	34,347	(1,924)	(141)	(3,034)	370	—	407	30,025
Other (income) expense, net	(298)	—	—	—	95	—	—	(203)
Interest income, net	(1,552)	—	—	—	(20)	—	—	(1,572)

Income from continuing operations before income taxes	36,197	(1,924)	(141)	(3,034)	295	—	407	31,800
Provision for income taxes(4)	9,954	(760)	(28)	(1,135)	117	11,317	(837)	18,628

Income from continuing operations	26,243	(1,164)	(113)	(1,899)	178	(11,317)	1,244	13,172
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(1,244)	(1,244)

Net income	$26,243	$(1,164)	$(113)	$(1,899)	$178	$(11,317)	$—	$11,928

Net income per common share:
Basic:
Income from continuing operations	$0.37							$0.19
Loss from discontinued operations	—							(0.02)

Net income per share	$0.37							$0.17

Diluted:
Income from continuing operations	$0.36							$0.18
Loss from discontinued operations	—							(0.01)

Net income per share	$0.36							$0.17

Average common shares outstanding—basic	70,329							70,329

Average common shares and potentially dilutive securities outstanding—diluted	72,277							72,030

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
No single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in a net increase or decrease to Income from continuing operations before income taxes of more than $1.1 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended June 30, 2005 (in thousands, except per share data):

		Restatement Adjustments
								As Restated and Adjusted for Discontinued Operations
Quarter Ended June 30, 2005	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$281,768	$(1,648)	$(4,741)	$—	$—	$—	$(25,895)	$249,484
Cost of sales	159,330	(3,104)	(3,004)	(87)	8,331	—	(31,916)	129,550

Gross profit	122,438	1,456	(1,737)	87	(8,331)	—	6,021	119,934
Selling and administrative expense	52,903	146	—	332	(100)	—	(2,182)	51,099
Research and development expense	24,496	—	—	—	1,910	—	(1,893)	24,513
Amortization of acquisition-related intangible assets	1,570	(250)	—	—	—	—	(242)	1,078
Asset impairment, restructuring and other charges	12,353	—	—	—	(10,443)	—	(1,851)	59
Gain on royalty settlement	—	—	2,650	—	—	—	—	2,650

Operating income	31,116	1,560	913	(245)	302	—	12,189	45,835
Other (income) expense, net	(1,346)	(73)	—	—	910	—	—	(509)
Interest income, net	(455)	—	—	—	(20)	—	—	(475)

Income from continuing operations before income taxes	32,917	1,633	913	(245)	(588)	—	12,189	46,819
Provision for income taxes(4)	8,224	602	381	(92)	(152)	6,855	5,126	20,944

Income from continuing operations	24,693	1,031	532	(153)	(436)	(6,855)	7,063	25,875
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(7,063)	(7,063)

Net income	$24,693	$1,031	$532	$(153)	$(436)	$(6,855)	$—	$18,812

Net income per common share:
Basic:
Income from continuing operations	$0.36							$0.37
Loss from discontinued operations	—							(0.10)

Net income per share	$0.36							$0.27

Diluted:
Income from continuing operations	$0.35							$0.36
Loss from discontinued operations	—							(0.10)

Net income per share	$0.35							$0.26

Average common shares outstanding—basic	69,108							69,108

Average common shares and potentially dilutive securities outstanding—diluted	71,120							71,120

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
Restatement adjustments in the category Other Revenue Recognition Matters affecting Income from continuing operations before income taxes include a decrease related primarily to acceleration and premature revenue recognition of $2.3 million offset by an increase of $4.0 million due to the timing effect of adjustments related to the transfer of title and risk. The $2.7 million of gain on royalty settlement represents a reclassification from Revenues.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended March 31, 2005 (in thousands, except per share data):

		Restatement Adjustments
								As Restated and Adjusted for Discontinued Operations
Quarter Ended March 31, 2005	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$281,871	$(6,708)	$12,924	$—	$—	$—	$(23,588)	$264,499
Cost of sales	156,604	(3,736)	7,777	5,601	6,300	—	(26,468)	146,078

Gross profit	125,267	(2,972)	5,147	(5,601)	(6,300)	—	2,880	118,421
Selling and administrative expense	41,194	19	—	121	197	—	(2,140)	39,391
Research and development expense	27,323	—	—	—	325	—	(2,206)	25,442
Amortization of acquisition-related intangible assets	1,473	(250)	—	—	—	—	(251)	972
Asset impairment, restructuring and other charges	8,077	—	—	—	(11,421)	—	(594)	(3,938)

Operating income	47,200	(2,741)	5,147	(5,722)	4,599	—	8,071	56,554
Other (income) expense, net	(269)	—	—	—	12	—	—	(257)
Interest income, net	(638)	—	—	—	(20)	—	—	(658)

Income from continuing operations before income taxes	48,107	(2,741)	5,147	(5,722)	4,607	—	8,071	57,469
Provision for income taxes(4)	12,434	(1,090)	1,948	(2,151)	1,738	19,255	3,172	35,306

Income from continuing operations	35,673	(1,651)	3,199	(3,571)	2,869	(19,255)	4,899	22,163
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(4,899)	(4,899)

Net income	$35,673	$(1,651)	$3,199	$(3,571)	$2,869	$(19,255)	$—	$17,264

Net income per common share:
Basic:
Income from continuing operations	$0.53							$0.33
Loss from discontinued operations	—							(0.08)

Net income per share	$0.53							$0.25

Diluted:
Income from continuing operations	$0.48							$0.30
Loss from discontinued operations	—							(0.06)

Net income per share	$0.48							$0.24

Average common shares outstanding—basic	67,795							67,795

Average common shares and potentially dilutive securities outstanding—diluted	77,322							77,322

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
No single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in a net increase or decrease to Income from continuing operations before income taxes of more than $4.0 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended December 31, 2004 (in thousands, except per share data):

		Restatement Adjustments
								As Restated and Adjusted for Discontinued Operations
Quarter Ended December 31, 2004	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$298,560	$(2,613)	$(8,812)	$—	$—	$—	$(27,653)	$259,482
Cost of sales	169,179	(1,240)	(4,177)	(2,965)	5,628	—	(27,242)	139,183

Gross profit	129,381	(1,373)	(4,635)	2,965	(5,628)	—	(411)	120,299
Selling and administrative expense	41,680	10	—	920	421	—	(2,165)	40,866
Research and development expense	27,691	—	—	—	153	—	(2,168)	25,676
Amortization of acquisition-related intangible assets	1,457	(250)	—	—	—	—	(241)	966
Asset impairment, restructuring and other charges	6,831	—	—	—	(6,114)	—	(69)	648

Operating income	51,722	(1,133)	(4,635)	2,045	(88)	—	4,232	52,143
Other income, net	(127)	—	—	—	(136)	—	—	(263)
Interest expense, net	650	—	—	—	(20)	—	—	630

Income from continuing operations before income taxes	51,199	(1,133)	(4,635)	2,045	68	—	4,232	51,776
Provision for income taxes(4)	11,685	(449)	(1,602)	769	15	11,299	1,604	23,321

Income from continuing operations	39,514	(684)	(3,033)	1,276	53	(11,299)	2,628	28,455
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(2,628)	(2,628)

Net income	$39,514	$(684)	$(3,033)	$1,276	$53	$(11,299)	$—	$25,827

Net income per common share:
Basic:
Income from continuing operations	$0.59							$0.43
Loss from discontinued operations	—							(0.04)

Net income per share	$0.59							$0.39

Diluted:
Income from continuing operations	$0.55							$0.40
Loss from discontinued operations	—							(0.04)

Net income per share	$0.55							$0.36

Average common shares outstanding—basic	66,929							66,929

Average common shares and potentially dilutive securities outstanding—diluted	76,490							76,490

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
No single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in a net increase or decrease to Income from continuing operations before income taxes of more than $1.5 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the quarter ended September 30, 2004 (in thousands, except per share data):

		Restatement Adjustments
								As Restated and Adjusted for Discontinued Operations
Quarter Ended September 30, 2004	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters(3)	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$312,225	$—	$(8,692)	$—	$—	$—	$(26,484)	$277,049
Cost of sales	178,788	—	(6,175)	466	3,980	—	(23,332)	153,727

Gross profit	133,437	—	(2,517)	(466)	(3,980)	—	(3,152)	123,322
Selling and administrative expense	47,025	—	(735)	(1,667)	848	—	(2,106)	43,365
Research and development expense	25,366	—	—	—	550	—	(2,148)	23,768
Amortization of acquisition-related intangible assets	1,439	(250)	—	—	—	—	(229)	960
Asset impairment, restructuring and other charges	6,691	—	—	—	(5,252)	—	(172)	1,267

Operating income	52,916	250	(1,782)	1,201	(126)	—	1,503	53,962
Other (income) expense, net	(646)	—	—	—	94	—	—	(552)
Interest expense, net	1,717	—	—	—	(20)	—	—	1,697

Income from continuing operations before income taxes	51,845	250	(1,782)	1,201	(200)	—	1,503	52,817
Provision for income taxes(4)	14,265	94	(621)	452	(68)	14,101	(3,681)	24,542

Income from continuing operations	37,580	156	(1,161)	749	(132)	(14,101)	5,184	28,275
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(5,184)	(5,184)

Net income	$37,580	$156	$(1,161)	$749	$(132)	$(14,101)	$—	$23,091

Net income per common share:
Basic:
Income from continuing operations	$0.56							$0.43
Loss from discontinued operations	—							(0.08)

Net income per share	$0.56							$0.35

Diluted:
Income from continuing operations	$0.53							$0.40
Loss from discontinued operations	—							(0.07)

Net income per share	$0.53							$0.33

Average common shares outstanding—basic	66,516							66,516

Average common shares and potentially dilutive securities outstanding—diluted	75,711							75,711

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and Divestiture."

(3)
No single type of restatement adjustment within the category Other Revenue Recognition Matters resulted in a net increase or decrease to Income from continuing operations before income taxes of more than $1.1 million.

(4)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Financial Data (Unaudited) (Continued)

17. Subsequent Events

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

        Vishay has also advised the Company of certain other potential claims, including, but not limited to, certain product quality claims related to PCS products transferred to Vishay but manufactured prior to the consummation of the Divestiture and a claim regarding certain chemicals found in the ground water at the Company's former manufacturing plant in Borgaro, Italy. The Company is currently in the process of assessing these claims and obtaining documentation to verify any potential liabilities to the Company. The Company believes that these claims will not have a material adverse effect on its business or prospects, and it intends to vigorously defend its rights and position.

        The outcome of any claim or litigation is inherently uncertain and the Company cannot assure its success. An adverse determination could affect the Company's rights and could have a material adverse effect on its business, consolidated financial position or results of operations.

        On July 16, 2007, the Company funded the payment at maturity of the Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In the first quarter of fiscal year 2008, in connection with the final maturity and payment of the Notes, the Company recorded a debt retirement charge of $5.7 million related to the concurrent termination of the Notes and related interest rate swap transactions.

        The Facility has been amended by the Facility Amendments. Pursuant to the Facility Amendments, the Company's lenders under the Facility agreed that, in light of the Audit Committee Investigation, the Company would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Events (Continued)

The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful.

        On July 30, 2008, the Company and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of (i) revised audited consolidated financial statements for fiscal years 2007, 2006 and 2005, and (ii) filing with the SEC of this Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, and if the Company is in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify the Company in writing either (i) that extensions of credit are available under the Facility to the Company or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, the Company is not able to access the Facility. The Amendment provides that failure by the Company to provide full cash collateral for the approximately $4.3 of letters of credit currently outstanding will result in termination of the Amendment.

        In connection with the errors and irregularities related to the tax matters described in Note 2 "Restatements of Consolidated Financial Statements," the Company prepared and filed in September 2007 amended U.S. federal tax returns for the fiscal years 2004 through 2006. In conjunction with the filing of these amended tax returns and extensions related to U.S. federal and state income tax returns for the fiscal year ended June 30, 2007, the Company remitted income taxes and interest in the aggregate amount of $74.0 million to the Internal Revenue Service and state taxing agencies. Upon filing the amended returns and paying the interest due on the indicated underpayment of tax, the Company released during the first fiscal quarter of 2008, from accrued income taxes, $13.7 million of accrued penalty and related interest for the underpayment of income taxes due for the fiscal years 2004 to 2006 that the Company determined would have been payable in those years and paid approximately $44.3 million in taxes and $4.2 million for accrued interest on those taxes. The Company also paid, in the first quarter of fiscal year 2008, the Internal Revenue Service and state taxing agencies approximately $25.5 million upon the filing of fiscal year 2007 extensions. Additionally, during fiscal year 2008, the Company filed Forms 3115 to correct certain tax accounting methods with respect to the fiscal years ended June 30, 2001 through June 30, 2006. As a consequence of filing the Forms 3115, the Company reversed, throughout fiscal year 2008, approximately $1.2 million of accrued penalties and related interest for the fiscal years ended June 30, 2001 through June 30, 2006.

        The Company has determined that in fiscal year 2009 it will file amended U.S. federal income tax returns and consequently will pay approximately $14.2 million in taxes and $13.2 million in related interest and penalties to the Internal Revenue Service in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

        The Company's employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123(R), the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Subsequent Events (Continued)

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

        In the first three quarters of fiscal year 2008, the Company recorded a $4.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through March 31, 2008.

        In the third fiscal quarter of 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $14.1 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. The Company expects the closures and exiting of these two facilities to be completed by the end of the second fiscal quarter of 2010.

        During the third fiscal quarter of 2008 ended March 31, 2008, the Company recorded write-downs to inventory totaling approximately $17.7 million associated with products it no longer supports and inventory that has been deemed in excess of future demand.

        In the fourth fiscal quarter of 2008, the Company began working with its channel partners to determine the best model to support the Company's product portfolio and initiated programs to support the service of its OEM customers. The Company anticipates that changes in its distribution model and related programs will likely adversely impact gross margin in the last quarter of fiscal year 2008 and possibly the first quarter of fiscal year 2009.

        In the fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends; estimated future operating results, anticipated future economic conditions; and technology. After completing the first step in the goodwill impairment analysis, the Company concluded that the goodwill in the PS, PMD and IP segments may be impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in the Company's PS segment, softening demand and pricing for its products in the PMD segment and a significant decline in projected royalty revenue in its IP segment as its broadest MOSFET patents expire. Based on the preliminary results of the annual assessment of goodwill for impairment, the net book value of three of its reporting units, PS, PMD and IP, may exceed their estimated fair value. Therefore, the Company is performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, the Company expects to record an impairment charge. A reasonable estimate of the amount of the impairment charge or range of amounts of the charge cannot be determined at this time.

        In the fourth fiscal quarter of 2008, the Company recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.    CONTROLS AND PROCEDURES

        This report includes the certifications attached as Exhibits 31.1 and 31.2 of our CEO and Acting CFO required by Rule 13a-14 of the Exchange Act. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Recent Developments and Disclosures by the Company

        In January 2007, the Audit Committee on its own initiative pursuant to its charter commenced the Investigation into accounting practices at the Company. The Investigation was commenced on the basis of, among other things, published reports questioning the credibility of the Company's ability to consistently meet earnings expectations. The Audit Committee engaged independent legal counsel to conduct the Investigation. Legal counsel worked with the assistance of forensic accountants and professional investigators engaged by counsel. As facts and irregular accounting practices were identified by the independent legal counsel, the Audit Committee was advised. Public disclosures were made on Form 8-K filed with the SEC on April 9, 2007, on Form 8-K/A and Form 12b-25, both filed with the SEC on May 11, 2007, on Form 8-K and Form 12b-25, both filed with the SEC on August 31, 2007, on Form 12b-25 filed with the SEC on November 13, 2007, on Form 12b-25 filed with the SEC on February 11, 2008 and on Form 12b-25 filed with the SEC on May 12, 2008.

        The Audit Committee determined that our financial statements for the fiscal quarters ended September 30, 2003 through December 31, 2006 and for the fiscal years ended June 30, 2004 through June 30, 2006 should not be relied upon. Additional adjustments related to fiscal years ended June 30, 2003 and 2002 have been made in the Selected Financial Data tables as adjustments in those periods affect fiscal year 2003. The Audit Committee also found material weaknesses in internal control over financial reporting for such periods and advised that management's report on internal control over financial reporting for the fiscal years ended June 30, 2005 and 2006 contained in its public reports should not be relied upon.

        Subsequent to April 9, 2007 and prior to the date of this Annual Report, during the progress of the Investigation substantial management changes took place at our Company. At the end of our fiscal year 2007, our CFO was terminated, our Executive Vice President of Sales and Marketing resigned and, in October 2007, our CEO resigned. The Chairman of our Board retired on May 1, 2008. We appointed our General Counsel as acting CEO and commenced an executive search process for a new CEO. We made additional management changes and put in place a Special Committee of the Board which was led by an Independent Lead Director, to assist in providing corporate oversight and to support the acting CEO. In February 2008, we named our new CEO, who brings extensive global experience in semiconductor operations, strategy and business development. We also appointed a new Acting CFO, designated a Chief Administrative Officer to oversee compliance and legal matters, appointed a new Vice President of Compliance reporting directly to the Audit Committee, elected three independent directors and appointed an independent Chairman of the Board.

        The independent legal counsel has advised the Audit Committee that the Investigation has been completed. The matters that have caused us to restate financial data previously reported are more fully discussed in Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data." For additional discussion of the Investigation, the accounting errors and irregularities identified and the restatement adjustments, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restatements of Consolidated Financial Statements" and Note 2 of Notes to Consolidated Financial

Statements included in Part II, Item 8, "Financial Statements and Supplementary Data." Among other things, the independent legal counsel reported to the Audit Committee that evidence had been identified indicating certain personnel had directed and/or been involved in the judgmental adjustments of various elements of quarterly financial results in an effort to meet quarterly earnings targets.

        As the Investigation progressed, our management reviewed certain other accounting and tax practices, including an analysis of Company-wide revenue recognition practices. Management also has advised the Audit Committee that its review is complete.

        During 2007 and through May of 2008, with the assistance of external accounting and tax advisors, we completed a substantive reconstruction and restatement of certain of our accounting records, particularly records related to our subsidiary in Japan, records necessary to properly record certain tax matters and other accounting records necessary to eliminate the effects of certain errors and irregularities, so that we could prepare consolidated financial statements as of and for the fiscal years ended June 30, 2003, 2004, 2005, 2006 and 2007 and for the fiscal quarters ended and included in fiscal years 2005, 2006 and 2007. As a result of this process, we recorded various accounting adjustments to the historical accounting records and we also implemented a number of procedures and controls to help ensure the proper collection, evaluation and disclosure of the information included in our financial statements for the periods covered by this report. We believe that because of the substantial work performed reconstructing and restating our historical accounting records, the performance of additional procedures by management designed to ensure the reliability of our financial reporting and the ongoing efforts to remediate the material weaknesses in internal control over financial reporting described below, the consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects.

        As a result of management's review of the Investigation findings and its other internal reviews, we have identified several deficiencies in our internal control over financial reporting, including our control environment, revenue recognition, income tax accounting, accrual of liabilities and period-end financial reporting processes. The control deficiencies failed to prevent or detect a number of accounting errors and irregularities, which led to the restatement described above. The control deficiencies discussed below represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and Acting CFO, to allow timely decisions regarding required disclosures.

        Our management, under the supervision and with the participation of our CEO and Acting CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and Acting CFO concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our CEO and Acting CFO, we conducted an assessment of our internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").

        A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting described above, management has identified the following control deficiencies that constituted individually or in the aggregate material weaknesses in our internal control over financial reporting as of June 30, 2007:

  1.
  We did not maintain an effective control environment based on the criteria established in the COSO Framework. Specifically,

    •
    We did not maintain an environment that consistently emphasized an attitude of integrity, accountability and strict adherence to GAAP. This control deficiency resulted in an environment in which accounting adjustments were viewed at times as an acceptable device to compensate for operational shortfalls, which in certain instances led to inappropriate accounting decisions and entries that resulted in desired accounting and income tax reporting results and, in some instances, involved management override of controls. Furthermore, evidence indicates that certain personnel had directed and/or been involved in the judgmental adjustments of various elements of quarterly financial results in an effort to meet quarterly earnings targets. In addition, misrepresentations, including falsified and/or incomplete information, were provided to the external auditors and others, including the Board of Directors, and efforts were made to initially curtail and impede the Investigation.

    •
    We did not maintain effective control and corporate oversight over the financial accounting and reporting of our subsidiary in Japan. Established controls and processes were circumvented, including in some instances with the knowledge of our senior management. Revenue was recognized prematurely and certain fictitious sales transactions were recorded through the creation of fictitious customer orders. Inventory relating to fictitious or premature sales were stored at multiple third party warehouses that were not recorded in the accounting records of our subsidiary in Japan. In certain instances, arrangements were made at quarter ends for selected distributors to accept deliveries of excess and slow moving product with an understanding that extended payment terms would apply or that the inventory could be returned after quarter end.

      •
      We did not maintain complete and accurate business records to support certain transactions and accounting records. Our controls with respect to the creation, maintenance and retention of complete and accurate business records in such areas were not effective.

      •
      We did not maintain in certain areas of our internal audit, finance and accounting departments a sufficient complement of resources with an appropriate level of accounting and auditing knowledge, experience and training commensurate with our financial reporting requirements.

      •
      We did not maintain effective controls over the restriction of access to incompatible functions within certain business system applications, giving rise to the opportunity to record or process transactions inconsistent with the user's roles and responsibilities.

        The control environment, which is the responsibility of senior management, is the foundation of all other components of internal control over financial reporting. The control environment material weaknesses described above contributed to the material weaknesses set forth below.

  2.
  We did not maintain effective controls over the completeness and accuracy of our period end financial reporting processes for certain transactions, including controls with respect to review, supervision and monitoring of accounting operations. Specifically,

    •
    We did not maintain effective controls over the completeness and accuracy of journal entries, both recurring and non-recurring. Controls were not effective to ensure that journal entries were prepared with sufficient support or documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded. This control deficiency also contributed to an environment that allowed the recording of accounting entries which were not in accordance with GAAP.

    •
    We did not maintain adequate controls over the preparation of our financial statements with respect to the classification of accounts and disclosures related to transactions reported in our financial statements as impairment of assets, restructuring, severance, other charges and gain on Divestiture.

  3.
  We did not maintain effective controls to ensure that the validity and proper periodic recognition of revenue transactions were consistent with the nature of our customer and distributor relationships. Existing Company policy and procedures were not consistently applied and adequately communicated. Controls designed to maintain customer master file and contract information, and to establish reserves for sales returns, were not effectively operating. Controls were not effective to detect certain customer sales transactions containing transfer of risk, transfer of title and delivery terms that were inconsistent with our standard sales terms and conditions which caused these transactions to be recognized in the incorrect period. In certain instances, we incorrectly recognized revenue when product was shipped to distributors who provided us only advance logistical services rather than when the product was sold through to the end user customer. Other customer sales transactions and shipments were recorded in an earlier period than was correct in certain situations without a written acknowledgement by the customer. As noted above, in certain instances, the premature recognition of revenue was the result of management override of controls and an environment that permitted accounting decisions that resulted in desired accounting results.

  4.
  We did not maintain effective controls to ensure the completeness, accuracy and timeliness of the recording of accounts payable and accrued liabilities, operating expenses, inventories, and property and equipment. Specifically, we failed to review invoices and their supporting documentation for proper accruals and we did not properly record material outstanding liabilities for which goods were received or services were rendered by vendors prior to the balance sheet date and for which we had not yet made payments. Consequently, our accounts payable and accrued liability balances were understated by the aggregate value of these unpaid invoices which relate primarily to inventory in transit, construction in progress and other selling and administrative expense.

  5.
  We did not maintain effective controls over the accounting for income taxes, including the sustainability of our income tax return positions including but not limited to transfer pricing, foreign sourced income and foreign tax credits. We also did not maintain effective control over the accurate determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. We did not effectively review and monitor the accuracy of the components of the income tax provision calculation and related income taxes payable. We did not adequately monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred tax balances. Also, we did not have adequate resources to enable us to properly consider and apply GAAP for income taxes, to ensure that the rationale for certain tax positions was adequately documented and communicated, and ensure that the income tax accounts were appropriately adjusted based on the preparation and filing of income tax returns. As noted above, these deficiencies are, in part, the result of management override of controls and an environment that permitted accounting decisions that resulted in desired accounting and income tax reporting results.

        These material weaknesses resulted in the restatement of our annual consolidated financial statements for fiscal years ending June 30, 2003, 2004, 2005 and 2006 and each of our interim consolidated financial statements for the fiscal quarters during fiscal years 2005, 2006 and the first two fiscal quarters of 2007. In addition, each material weakness described above could result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected.

        Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2007.

        The effectiveness of our internal controls over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

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

  Our leadership team, together with its recent additions is committed to implementing and maintaining a strong control environment, high ethical standards, and financial reporting integrity. During fiscal year 2008, we have trained all employees on our updated ethics and integrity policy and communicated to all employees regarding the availability of our improved third party administered Ethics Hotline through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, violations of our code of ethics or other irregularities.

  Period End Financial Reporting Process—We continue to search for personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. Until such time as we believe we have adequately engaged a sufficient complement of skilled personnel we will continue to supplement our accounting staff with external advisors and technical accounting staff.

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

  Revenue Recognition—We are currently designing for implementation a centralized customer contract master file function to ensure proper handling of creations, changes or deletions to customer master file information. We are conducting training on new and revised policies and procedures for: (i) ethics and integrity (ii) revenue recognition and (iii) order processing. We are currently implementing enhancements to our information technology systems to automate the recognition of revenue according to contractual terms and conditions regarding transfer of title and risk of loss. We have implemented quarterly self-audits on transactions performed by customer service. Our corporate internal audit function has implemented procedures to review shipping and billing records to ensure that we recognize revenue in the proper accounting period.

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

Changes in Internal Control Over Financial Reporting

        We have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures. We have begun the implementation of some of the measures described above and concentrated our efforts on (i) communicating, both internally and externally, our commitment to a strong effective control environment, high ethical standards and financial reporting integrity, (ii) certain personnel actions, (iii) comprehensive training for Finance and Accounting Department personnel, (iv) the implementation of policies and procedures to ensure that we retain important business and accounting records and (v) more rigorous period end reporting policies and processes involving journal entry approval, account reconciliations and supporting documentation including manually prepared spreadsheets.

        In connection with our internal control over financial reporting, from April 9 to June 30, 2007, we initiated significant supervisory control of all transaction processing and suspended certain employees at our subsidiary in Japan. Additionally, we terminated our CFO and our Executive Vice President of Sales and Marketing resigned. Aside from these events there were no additional changes in internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        In the fourth fiscal quarter of 2008, we began our annual assessment of goodwill for impairment. During this quarter, the forecasted cash flows of our reporting units were updated. This update considered current economic conditions and trends; estimated future operating results, anticipated future economic conditions; and technology. After completing the first step in our goodwill impairment analysis, we concluded that we may need to impair the goodwill in the PS, PMD and IP segments. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in the Company's PS segment, softening demand and pricing for our products in the Power Devices segment and a significant decline in projected royalty revenue in our IP segment as our broadest MOSFET patents expire. Based on the preliminary results of our annual assessment of goodwill for impairment, the net book value of three of our reporting units, PS, PMD and IP, exceeded their estimated fair value. Therefore, we are performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, we expect to incur a non-cash impairment charge. A reasonable estimate of the amounts of the impairment charge and the amount or range of amounts of the charge that will result in future cash expenditures cannot be determined at this time.

        In the fourth fiscal quarter of 2008, the Company recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Members of the Board of Directors

        Dr. Jack O. Vance (age 83). Dr. Vance has served on IR's Board of Directors since 1988. From May 18, 2007, until May 2008, Dr. Vance served as lead outside director of IR. Dr. Vance is the Managing Director of Management Research, Inc., a management consulting firm, which he founded in 1989. From 1973 to 1989, he was the Managing Partner of the Los Angeles office of McKinsey & Company and served on the Executive Committee of that firm's board of directors from 1962 to 1989. Dr. Vance serves as a member of the board of several private companies, including King's Fish Company. Dr. Vance received a BS from the University of Louisville, an MBA from the Wharton School of Commerce and Finance at the University of Pennsylvania, and a Ph.D. from Southwest University. Dr. Vance is a member of this Class I term of the Board, with a term expiring at our next annual meeting.

        Tom Lacey (age 50). Mr. Lacey has served on IR's Board of Directors since March 2008. Mr. Lacey most recently served as President of Flextronics International's Components Division, now Vista Point Technologies, from 2006 until his retirement in late 2007. Prior to Flextronics, Mr. Lacey was Chairman and CEO of International DisplayWorks, a liquid crystal display company, since 2004. Mr. Lacey ultimately led the sale of the Company to Flextronics in 2006. Prior to International DisplayWorks, Mr. Lacey spent 13 years at Intel Corporation in various positions including serving as Vice President and General Manager of Intel's Flash Products Group. During his tenure at Intel, Mr. Lacey also served as President of Intel Americas/Vice President of Sales and Marketing from 1998 to 2003. Mr. Lacey holds a Masters Business Administration degree from the Leavy School of Business at Santa Clara University and a BA in Computer Science at the University of California at Berkeley. Mr. Lacey is a member of the Class I term of the Board, with a term expiring at our next annual meeting.

        Mary B. Cranston (age 60). Ms. Cranston has served on IR's Board of Directors since May 2008. Ms. Cranston is currently the firm Senior Partner and Chair Emeritus of Pillsbury Winthrop Shaw Pittman LLP, a Global 100 international law firm. Ms. Cranston was the CEO of the Pillsbury firm from 1998 through April 2006, and Chair of that firm from 1998 through December 2006. Prior to becoming the Chair and CEO, Ms Cranston was the litigation practice leader for the firm. Ms. Cranston began her career at Pillsbury Winthrop Shaw Pittman LLP in 1975. Ms. Cranston is a member of the Board of Directors of Visa Inc., Juniper Networks Inc. and GrafTech International, and has served in these capacities since October 2007, November 2007, and January 2000, respectively. Ms. Cranston is a member of the Class I term of the Board, with a term expiring at our next annual meeting.

        Dr. Rochus E. Vogt (age 78). Dr. Vogt has served on IR's Board since 1984. Dr. Vogt is the R. Stanton Avery Distinguished Service Professor and Professor of Physics Emeritus at California Institute of Technology and Member, President's Council for the National Laboratories at the University of California. Dr. Vogt previously served as chief scientist of JPL and Provost of California Institute of Technology. Dr. Vogt is a member of the Class II term of the Board, with a term expiring at our 2008 annual meeting.

        Richard J. Dahl (age 57). Mr. Dahl currently serves as Chairman of the Board of IR and served in that capacity since May 2008. Mr. Dahl has served on IR's Board of Directors since February 2008. Since 2004, Mr. Dahl has served as a Director of IHOP Corporation where he presides as Chairman of the Audit Committee and was Chairman of the Special Committee of the Board formed to oversee IHOP's successful bid to acquire Applebee's International. From 2002 to 2007, he was employed by Dole. He held various executive level positions with Dole including President, Chief Operating Officer and Director from 2004 to 2007 and Senior Vice President, CFO and Director positions from 2002 to 2004. Prior to his work at Dole, Mr. Dahl was President and Chief Operating Officer of the Bank of Hawaii Corporation where he held positions of increasing responsibilities from 1981 to 2002. Prior to Bank of Hawaii Corporation, Mr. Dahl spent 8 years with international Certified Public Accounting firm Ernst & Young. Mr. Dahl is a member of the Class II term of the Board, with a term expiring at our 2008 annual meeting.

        Dr. James D. Plummer (age 63). Dr. Plummer has served on IR's Board of Directors since 1994. Dr. Plummer is the Dean of the School of Engineering and the John M. Fluke Professor of Electrical Engineering at Stanford University. Dr. Plummer's research interests are in silicon integrated circuit devices and technology. Dr. Plummer is also a director of Intel Corporation and Leadis Technology Inc. Dr. Plummer is a member of the Class III term of the Board, with a term expiring at our 2009 annual meeting.

        Robert S. Attiyeh (age 74). Mr. Attiyeh has served on IR's Board of Directors since 2003. He is a principal in the real estate investment firms of Beacon Hill Properties LLC and Yarlung LLC. He previously served pharmaceutical leader Amgen from 1994 to 1998 as Senior Vice President, Finance and Corporate Development and as CFO. Prior to joining Amgen, Mr. Attiyeh was a director of McKinsey and Company from 1967 to 1994. He was a Director of the Federal Reserve Bank of San Francisco from 1987 - 1992 and served as Chairman of the Audit Committee of the Bank's Board from 1988 - 1992. He is currently on the Board of Myriad Genetics, Inc of Salt Lake City, Utah, where he is Chairman of the Board's Audit Committee. Mr. Attiyeh holds a masters degree in business administration from Harvard and an electrical engineering degree from Cornell University. Mr. Attiyeh is a member of the Class III term of the Board, with a term expiring at our 2009 annual meeting.

        Oleg Khaykin (age 43). Mr. Khaykin has served as a Director, President and CEO of IR since March 2008. Mr. Khaykin served most recently as the Chief Operating Officer of Amkor Technology, Inc. ("Amkor"), a leading provider of semiconductor assembly and test services. Prior to joining Amkor as Executive Vice President of Strategy and Business Development in 2003, Mr. Khaykin was Vice President of Strategy and Business Development at Conexant Systems Inc. and its spin-off Mindspeed Technologies Inc, where he held positions of increasing responsibilities from 1999 to 2003. Prior to Conexant, he was with The Boston Consulting Group, a leading international strategy and general management consulting firm, where he worked with many European and U.S. firms on a broad range of business and management issues, including revenue growth strategies, operational improvement, M&A, divestitures, and turnaround and restructuring. Mr. Khaykin holds a BSEE with University Honors from Carnegie-Mellon University and MBA from the J.L. Kellogg Graduate School of Management. Mr. Khaykin is, and has been since November 2007, a member of the Board of Directors of Zarlink Semiconductor Inc. Mr. Khaykin is a member of the Class III term of the Board, with a term expiring at our 2009 annual meeting.

        None of the directors, nominees for director or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacity as such. There are no family relationships among directors or executive officers of the Company and other than as set forth above, as of the date hereof, no directorships are held by any director in a Company which has a class of securities registered pursuant to Section 12 of the Exchange Act, or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. Officers serve at the discretion of the Board.

Information Concerning Executive Officers

        The information required by this item relating to our executive officers is incorporated by reference to "Additional Item. Executive Officers of the Registrant" set forth in Part I of this report.

Compliance with Reporting Requirements of Section 16

        Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding ten percent or more of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC, each person subject to the reporting requirements of Section 16(a) has filed timely all reports required to be filed in fiscal year 2007, except that the Company notes that it filed a Form 4 Statement of Changes in Beneficial Ownership on October 19, 2006 with respect to a grant of stock options made to Philip M. Neches on October 11, 2006 in connection with his appointment as a new director.

Code of Ethics for Chief Executive and Senior Financial Officers.

        The Board has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer, as required by the SEC. The Code of Ethics for the CEO and Senior Financial Officers can be found on the Corporate Governance portion of the Investor Info section of our website, http://www.irf.com, and is also available at no charge upon written request to the Corporate Secretary, International Rectifier Corporation, 101 North Sepulveda Boulevard, El Segundo, CA 90245.

Policies on Business Conduct.

        The Board has adopted a code of business conduct and ethics for directors, officers and employees. IR's Policies on Business Conduct can be found on the Corporate Governance portion of the Investor Relations section of our website, http://www.irf.com and are also available at no charge upon written request to the Corporate Secretary, International Rectifier Corporation, 101 North Sepulveda Boulevard, El Segundo, CA 90245.

Audit Committee Financial Experts.

        Rules promulgated by the SEC under the Sarbanes-Oxley Act require the Company to disclose annually whether our Audit Committee has one or more "audit committee financial experts," as defined by the SEC. The Board has determined that each member of the Company's Audit Committee, Mr. Attiyeh, Mr. Dahl, Mr. Lacey and Dr. Vance, qualify as an audit committee financial expert and is independent, as defined in the NYSE rules.

ITEM 11.    EXECUTIVE COMPENSATION

Processes and Procedures for Determination of Executive and Director Compensation

        The Compensation and Stock Options Committee (the "Compensation Committee") is responsible for discharging the Board's responsibilities relating to the compensation of the Company's executive officers and directors. The Compensation Committee reviews and approves the compensation arrangements, plans, policies and programs that apply to our executive officers. Pursuant to the Compensation Committee's Charter, its principal compensation related responsibilities, duties and areas of authority include, among other things:

  •
  To review from time to time and approve the Company's compensation strategy to ensure that management is rewarded appropriately for its contributions to Company growth and profitability and that the executive compensation strategy supports Company objectives and stockholder interests.

  •
  To determine all elements of compensation for executive officers.

  •
  To annually review the performance of our CEO and our executive officers and report on the Compensation Committee's review to the Board and the CEO.

  •
  To develop the Company's incentive compensation strategy with respect to the total number of incentive awards to be granted, the relative participation of senior management and other employees, and the types of awards to be granted.

  •
  To approve annual retainer and meetings fees for directors and members of Board committees, including expense reimbursement limits and per diem allowances, and fix the terms and awards of stock compensation for members of the Board.

  •
  To obtain advice, assistance, reports or opinions from internal or external legal, accounting or other advisors, including consulting firms, to assist in the evaluation of director, CEO or senior executive compensation.

        The Compensation Committee's Charter permits it to rely on members of management when performing its duties. The Compensation Committee takes into account our CEO's recommendations regarding the corporate goals and objectives, performance evaluations and compensatory arrangements for the Company's executive officers other than the CEO. The Compensation Committee also may review (but does not set) the salaries of other senior level employees who are not executive officers of the Company.

        As indicated above, pursuant to its Charter, the Compensation Committee is authorized to retain compensation consultants to assist it in carrying out its duties. The Compensation Committee has the authority to approve any compensation consultant's fees and other retention terms. Consistent with the Compensation Committee's past practice, for fiscal years 2007 and 2008, the Compensation Committee retained the services of Frederic W. Cook & Co., an independent compensation consulting firm ("FW Cook"), to assist it in assembling and analyzing compensation levels among peer companies and to prepare compensation analysis and summaries with respect to the Company's executive officers and its non-employee directors.

        A current copy of the Compensation Committee Charter is available on the Company's website at http://investor.irf.com.

DIRECTOR COMPENSATION

        The following tables present information regarding the compensation paid for services rendered during fiscal year 2007 and fiscal year 2008 to individuals who were members of our Board at any time during the respective fiscal year and who were not also our employees (referred to herein as "Non-Employee Directors"). The compensation paid to any director who was also one of our employees during the respective fiscal year is presented below in the "Summary Compensation Table" corresponding to that fiscal year and the related explanatory tables. Such employee-directors do not receive separate compensation for service on the Board.

FISCAL YEAR 2007

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($)(1)(2)(3) (d)	All Other Compensation ($)(4) (g)	Total ($) (h)
Robert S. Attiyeh	90,500	32,132	—	122,632
Minoru Matsuda(5)	15,500	27,188	30,000	72,688
Philip Neches(6)	68,500	19,565	—	88,065
Jack O. Vance	178,500	32,132	—	210,632
Rochus E. Vogt	101,000	32,132	—	133,132
James D. Plummer	84,000	32,132	—	116,132

(1)
The amounts reported in Column (d) above reflect the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal year 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see (i) the discussion of option awards contained in Part II, Item 8, Note 7 (Stock-Based Compensation) to the Company's Consolidated Financial Statements, included herewith, and (ii) similar Stock-Based Compensation Plan notes contained in the Company's Consolidated Financial Statements filed with Annual Reports on Form 10-Ks for prior fiscal years as to the option awards granted in those years, each of which notes is incorporated herein by reference.

(2)
As described below, each of our continuing Non-Employee Directors was granted an award of 5,500 stock options on April 3, 2007 with an exercise price of $38.51. Each such continuing Non-Employee Director's stock option award had an aggregate grant date fair value computed in accordance with SFAS No. 123(R) equal to $65,835 on the grant date. In addition, in connection with his appointment to the Board on October 11, 2006, Mr. Neches was granted an award of 5,500 stock options on October 11, 2006 with an exercise price of $35.99 and an aggregate grant date fair value computed in accordance with SFAS No. 123(R) equal to $63,580 on the grant date.

(3)
The following table presents the aggregate number of outstanding unexercised options held by each of our Non-Employee Directors as of June 30, 2007.

Director	Number of Options Outstanding
Robert S. Attiyeh	62,000
Minoru Matsuda	31,500
Philip Neches	11,000
Jack O. Vance	52,000
Rochus E. Vogt	52,000
James D. Plummer	52,000

(4)
The amount reported in Column (g) above for Mr. Matsuda represents the consulting fees received by Mr. Matsuda in fiscal year 2007 pursuant to his consulting agreement with the Company described below.

(5)
Mr. Matsuda resigned from the Board effective October 10, 2006.

(6)
Mr. Neches resigned from the Board effective November 7, 2007.

FISCAL YEAR 2008

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($)(1)(2) (d)	All Other Compensation ($) (g)	Total ($) (h)
Robert S. Attiyeh	$151,000	$46,253	—	$197,253
Mary B. Cranston	$13,251	$0	—	$13,251
Richard J. Dahl	$72,084	$0	—	$72,084
Thomas Lacey	$43,167	$0	—	$43,167
Philip Neches(3)	$32,000	$3,829	—	$35,829
Jack O. Vance	$372,334	$46,253	—	$418,587
Rochus E. Vogt	$170,500	$46,253	—	$216,753
James D. Plummer	$127,500	$46,253	—	$173,753

(1)
The amounts reported in Column (d) above reflect the estimated aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal year 2008 (disregarding any estimate of forfeitures related to service-based vesting conditions). No options were granted in fiscal year 2008.

  For a discussion of the assumptions and methodologies used to calculate the amounts reported as to the option awards granted in prior years, please see (i) the discussion of option awards contained in Part II, Item 8, Note 7, "Stock-Based Compensation" to the Company's Consolidated Financial Statements, included herewith for fiscal year 2007, and (ii) similar Stock-Based Compensation Plan notes contained in the Company's Consolidated Financial Statements filed with Annual Reports on Form 10-Ks for fiscal years prior to fiscal year 2007, each of which notes is incorporated herein by reference.

(2)
The following table presents the aggregate number of outstanding unexercised options held by each of our Non-Employee Directors as of June 29, 2008.

Director	Number of Options Outstanding
Robert S. Attiyeh	62,000
Mary B. Cranston	—
Richard J. Dahl	—
Thomas Lacey	—
Philip Neches	—
Jack O. Vance	47,000
Rochus E. Vogt	47,000
James D. Plummer	47,000
(3)
Mr. Neches resigned from the Board effective November 7, 2007.

Director Compensation—Fiscal Year 2007 and Fiscal Year 2008

        Compensation for non-employee directors during fiscal year 2007 and fiscal year 2008 generally consisted of an annual cash retainer, additional fees for attending meetings and for serving on committees, and awards of stock options.

Annual Retainer

        The following table sets forth the schedule of annual retainer and meeting fees for each Non-Employee Director in effect during fiscal year 2007 and fiscal year 2008:

Type of Fee	Dollar Amount
Annual Board Retainer	$ $	40,000 50,000	/ (1)
Additional Attendance Fee per Board Meeting Attended in Person (Other than Chairman of the Board)		$2,000
Additional Attendance Fee per Committee Meeting Attended in Person (Other than Chairman of the Committee)		$1,000
Additional Attendance Fee per Board Meeting or Committee Meeting Attended Telephonically		$500
Additional Attendance Fee per Board or Committee Meeting Attended by Chairman		$4,000

    (1)
    Effective January 1, 2008, the annual Board retainer fee was increased from $40,000 to $50,000.

        Each of our Non-Employee Directors is permitted to elect to defer up to 100% of his or her annual retainer fees and meeting fees under the Company's Deferred Compensation Plan ("DCP"), as more fully described below under "Compensation Discussion and Analysis—Current Executive Compensation Program Elements—Non-qualified Deferred Compensation Plan." All Non-Employee Directors are also reimbursed for out-of-pocket expenses they incur serving as directors, including the cost of transportation and other expenses incurred to attend meetings at the Company or otherwise in connection with the Non-Employee Director's service to the Company.

        As noted above, the annual Board retainer fee was increased to $50,000 effective January 1, 2008. The Compensation Committee, after consultation with FW Cook, approved this change, along with the changes to the equity award practices described below, to bring the Company's Non-Employee Director compensation package in line with current market practices and to attract and retain its Non-Employee Directors. The per meeting fees, chair fees and all other incidental fees and reimbursement practices in place during fiscal year 2007 for our Non-Employee Directors remain in effect.

Stock Option Awards

        The Company has historically made an annual award of stock options to its continuing Non-Employee Directors and an initial award of stock options to its newly appointed members. Consistent with past practice, in fiscal year 2007 Mr. Neches was granted an initial award of 5,500 stock options on October 11, 2006 upon his initial appointment to the Board and each continuing Non-Employee Director was granted an award of 5,500 stock options on April 3, 2007 under the Company's 2000 Stock Incentive Plan (the "2000 Plan"). Each stock option may be exercised to purchase one share of our common stock at an exercise price equal to the closing price of the underlying common stock on the grant date. Each continuing Non-Employee Director's stock option award has a term of five years and, subject to each Non-Employee Director's continued service, one-third of his stock option award will vest and become exercisable on each of the first three anniversaries of the grant date. If a Non-Employee Director's service terminates as a result of his voluntary resignation or retirement after five consecutive years of service on the Board, or because of his death or disability, the unvested portion of the stock options that the director has held for more than six months will immediately vest. If a Non-Employee Director's service terminates for any other reason, any unvested portion of the Non-Employee Director's options will automatically terminate. Vested options will generally remain outstanding and exercisable for the earlier of three years (one year if the Non-Employee Director has not served at least five years) after a director's service terminates or his death. Any vested options that are not exercised within the applicable post-termination of service exercise window will terminate.

        Effective January 1, 2008, the Compensation Committee approved a change to the stock option program for our Non-Employee Directors. The revised program generally provides for an annual award of 12,000 options to each of our Non-Employee Directors who is in office on the date of each annual meeting of stockholders and a one-time award of 20,000 options to each Non-Employee Director who is newly appointed to the Board to be granted on the date he or she is first appointed, in each case with an exercise price equal to the closing price of the underlying common stock on the applicable grant date. However, if the Company is not current in its financial statement reporting obligations to the SEC on the applicable grant date, then the grant will be made on the third business day following the date on which the Company becomes current in its filings, with the exercise price per share equal to the closing price per share on that third business day. As described above, the Compensation Committee approved this change to the stock option program in order to bring the Company's Non-Employee Director compensation package in line with current market practices and to attract and retain its Non-Employee Directors. Because the Company did not become current in its financial statement reporting obligations to the SEC during fiscal year 2008, no options were granted to our Non-Employee Directors during fiscal year 2008. The annual option awards contemplated by the revised stock option program for our continuing Non-Employee Directors for fiscal year 2008 is intended to be made on the date of the Company's 2008 annual meeting of stockholders, with the exercise price per share equal to the closing price per share on that date. The one-time award of options to Messrs. Dahl and Lacey and Ms. Cranston will be made on the third business day following the date on which the Company again becomes current in its financial statement reporting obligations to the SEC, with the exercise price per share equal to the closing price per share on that third business day.

        Unless the Board determines otherwise, if the Company undergoes a "change in control event" (as defined in the applicable stock incentive plan) each Non-Employee Director's stock options will become fully vested and exercisable. Any options that become vested in connection with a corporate transaction described above (including a change in control) generally must be exercised prior to the transaction, or they will be terminated in connection with the transaction. Each Non-Employee Director's stock option award in fiscal year 2007 was granted under, and is subject to the terms of, the 2000 Plan. Non-Employee Directors are not entitled to any dividend equivalent rights on their stock option award.

Other Compensation

        Upon Mr. Matsuda's resignation from the Board on October 10, 2006, Mr. Matsuda was given director emeritus status in recognition of his valuable contributions to the Company during his nine years of service as a member of the Company's Board. In connection with his designation as an emeritus director, on October 10, 2006, Mr. Matsuda and the Company entered into an emeritus director consulting agreement pursuant to which Mr. Matsuda will continue to provide his advice and support to the Company in a consulting capacity for three years following his retirement (subject to earlier termination by the Company in certain circumstances). During this period, Mr. Matsuda will receive an annual consulting fee of $40,000 payable at a quarterly rate of $10,000 and the Company will reimburse Mr. Matsuda for reasonable expenses incurred by Mr. Matsuda in connection with his consulting services rendered to the Company. During fiscal year 2007, the Company paid Mr. Matsuda $30,000 in consulting fees under this agreement.

        On September 21, 2007, the Board and the Compensation Committee approved supplemental cash payments to Dr. Vance, the Chairman of the Audit Committee, in the amount of $40,000 per calendar quarter as additional compensation for his role as the lead independent director of the Board, commencing on the date that he was appointed as lead independent director and ending on May 1, 2008, for an aggregate amount of $173,333. The Company approved these special payments in recognition of Mr. Vance's increased responsibilities in connection with conducting the Company's previously announced investigation of accounting irregularities.

        On May 9, 2008, in connection with Mr. Dahl's appointment as the Chairman of the Board, the Board and the Compensation Committee approved the following supplemental compensation to Mr. Dahl: (i) an annual retainer of $50,000, to be paid quarterly in arrears, and (ii) a grant of 30,000 options to purchase shares of the Company's common stock, with such grant to be made on the third business day following the date on which the Company again becomes current in its financial statement reporting obligations to the SEC and with the exercise price per share equal to the closing price per share on that third business day. The supplemental annual retainer is in addition to the $50,000 annual Board retainer described above and the award of 30,000 options is in addition to the stock option program described above. The supplemental annual retainer was effective as of the date Mr. Dahl became Chairman. The Company approved the supplemental annual retainer and the additional option grants in recognition of Mr. Dahl's increased responsibilities as the Chairman of the Board.

COMPENSATION DISCUSSION AND ANALYSIS
FISCAL YEAR 2007 AND FISCAL YEAR 2008

Introduction

        This section discusses each of the material elements of compensation awarded to, earned by or paid to our named executive officers (as defined below) during fiscal year 2007 and during fiscal year 2008.

        During the course of the Investigation, substantial changes in the Company's executive group took place. In July 2007, Michael McGee, our former CFO was terminated, Robert Grant, our former Executive Vice President of Sales and Marketing resigned, and, in October 2007, Alex Lidow, our former CEO resigned. In connection with Mr. Lidow's resignation, we appointed Donald Dancer, our General Counsel, as acting CEO and commenced an executive search process for a new CEO. In February 2008, we named Oleg Khaykin as our new CEO. In connection with Mr. McGee's termination, we appointed Linda Pahl as our Acting CFO, and when she resigned in April 2008, we appointed Peter Knepper as our current Acting CFO. In addition, during fiscal year 2008, Michael Briere, our former Executive Vice President, R&D, resigned, Eric Lidow, our former Chairman of the Board, retired, and we named Michael Barrow to serve as our Executive Vice President and Chief Operations Officer. As a result of these substantial changes, the individuals who are considered to be our named executive officers under applicable securities laws for fiscal year 2007 are different from the individuals who are considered to be our named executive officers under applicable securities laws for fiscal year 2008. Therefore, for purposes of clarity, we have presented the information for fiscal year 2007 and for fiscal year 2008 separately.

        For fiscal year 2007, our named executive officers were the individual who served as the Company's principal executive officer during fiscal year 2007, each individual who served as the Company's principal financial officer at any time during fiscal year 2007, each individual who was one of the Company's three most highly compensated executive officers at the end of fiscal year 2007, our former Executive Vice President, Global Sales and Marketing and our former Executive Vice President, Operations. These individuals are referred to as the "2007 Named Officers" in this report.

        For fiscal year 2008, our named executive officers were each individual who served as the Company's principal executive officer at any time during fiscal year 2008, each individual who served as the Company's principal financial officer at any time during fiscal year 2008, our Executive Vice President and Chief Operations Officer, our former Chairman of the Board and our former Executive Vice President, Operations. These individuals are referred to as the "2008 Named Officers" in this report.

The Role of the Compensation Committee

        The Company's current executive compensation programs are determined and approved by the Compensation Committee. None of the 2007 Named Officers or 2008 Named Officers were or are members of the Compensation Committee. The Compensation Committee takes into account the CEO's recommendations regarding the corporate goals and objectives, performance evaluations and compensatory arrangements for the Company's executive officers other than the CEO. For example, in both fiscal year 2007 and fiscal year 2008, the Compensation Committee considered the CEO's recommendations regarding the appropriate base salaries and annual incentive compensation opportunity payouts for the Company's other executive officers for fiscal year 2007 and fiscal year 2008, respectively. The other 2007 Named Officers did not have any role in determining or recommending the form or amount of compensation paid to our 2007 Named Officers in fiscal year 2007 and the other 2008 Named Officers did not and currently do not have any role in determining or recommending the form or amount of compensation paid to our 2008 Named Officers. The

Compensation Committee regularly apprises the Board of its actions and periodically seeks the input of the Board and other committees of the Board as to items it is considering.

Executive Compensation Program Objectives and Overview

        The Company's current executive compensation programs are intended to achieve three fundamental objectives: (1) attract, motivate and retain high caliber talent; (2) create a significant direct relationship between pay and performance; and (3) create proper incentives for the executives to maximize stockholder value over time. In structuring our current executive compensation programs, we are guided by the following basic philosophies:

  •
  "At Risk" Compensation.    A significant portion of each executive's compensation should be "at risk" and tied to the Company's attainment of our annual and long-term business objectives.

  •
  Competitive Compensation.    The Company's executive compensation programs should provide a fair and competitive compensation opportunity that enables us to attract and retain superior executive talent.

  •
  Alignment with Stockholder Interests.    Executive compensation should be structured to include variable elements that link executives' financial reward to stockholder return, and executive stock ownership should be encouraged.

        As described in more detail below, the material elements of our current executive compensation programs for our executive officers include a base salary, a short-term incentive compensation opportunity, a long-term equity incentive opportunity, a non-qualified deferred compensation plan, 401(k) retirement benefits and perquisites and severance benefits.

        We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives. Base salaries, the non-qualified deferred compensation plan and 401(k) retirement benefits are all primarily designed to attract and retain high caliber talent. These are elements of our executive compensation program where the value of the benefit in any given year is not variable. We believe that in order to attract and retain top-caliber executives, we need to provide executives with predictable benefit amounts that reward the executive's continued service and a mix of fixed longer-term and short-term elements allows us to achieve our dual goals of attracting and retaining executives (with the longer-term benefits geared toward retention and the short-term awards focused on recruitment).

        Our short-term cash incentive opportunity is primarily intended to hold executives accountable for operating performance, although we also believe it aligns our executive officers' interests with those of our stockholders and helps us attract, motivate and retain executives. Our long-term equity incentives are primarily intended to align our executive officers' interests with those of our stockholders, although we also believe they help hold executives accountable for performance and help us attract, motivate and retain executives. These elements of our current executive compensation program are designed to reward performance and the creation of stockholder value, and therefore the value of these benefits is dependent on performance. Each executive officer's short-term incentive opportunity is generally paid out on a semi-annual (annual, in the case of our former CEO, Alex Lidow) basis and is designed to reward performance for that period. Long-term equity incentives are generally paid out or earned on a longer-term basis and are designed to reward performance over one or more years.

        The individual compensation elements are intended to create a total compensation package for each executive officer that we believe achieves our compensation objectives and provides competitive compensation opportunities relative to companies in our comparative peer group. As indicated above, consistent with the Compensation Committee's past practice, for fiscal years 2007 and 2008 the Compensation Committee retained FW Cook to assist in assembling and analyzing compensation levels among peer companies, prepare compensation analysis and summaries with respect to the Company's executive officers, perform compensation reviews and make recommendations to the Compensation Committee regarding compensation programs and levels.

        For our compensation analysis during fiscal year 2006, which was considered for fiscal year 2007 compensation levels, we evaluated compensation information from a peer group of the following 18 publicly-traded technology and semiconductor companies, as identified by FW Cook in consultation with the Company, which had a revenue and market cap in a similar range as our Company at the time: Analog Devices, Vishay, Lam Research, LSI Logic, Maxim Integrated Products, National Semiconductor, Xilinx, Atmel, Fairchild Semiconductor International, ON Semiconductor, Cypress Semiconductor, Altera, Linear Technology, Microchip Technology, Integrated Device Technology, Intersil, Qlogic and Semtech. For our compensation analyses used to determine fiscal year 2008 compensation, we evaluated information from the same peer group except that AMIS Holdings, Microsemi, Silicon Laboratories and Skyworks Solutions were added so that our market cap was in a middle range relative to our peers, which we believed was necessary in light of the year-over-year change in our market cap since the fiscal year 2007 analyses were completed. The four additional companies were added to the peer group by the Company in consultation with FW Cook and we believe that they were appropriate for providing relevant comparative compensation data at the time. Further, in connection with the compensation analysis that was undertaken mid-year, competitive updates were prepared by FW Cook in the middle of fiscal year 2008 using the same peer group except that Lam Research and Maxim Integrated Products were excluded from the peer group because their SEC filings were not current at that time.

        Consistent with our compensation philosophies described above, our goal for fiscal year 2007 was to provide each 2007 Named Officer with a executive compensation program that was competitive in light of the compensation paid to comparable executives at our peer group companies. To that end, we generally targeted the level of each element of compensation at between the 50th and 75th percentile within our peer group of companies assuming target performance by the Company. Since the cash award opportunities for 2007 Named Officers were generally based on the achievement of particular performance goals, performance below target should result in total compensation paid to 2007 Named Officers at below their targeted levels compared to our peer group of companies.

        Similarly, our goal for fiscal 2008 was primarily to provide each 2008 Named Officer with an executive compensation program that was competitive in light of the compensation paid to comparable executives at our peer group companies. However, in light of the Investigation and restatement of our financial statements and the significant changes to the executive group that occurred during fiscal year 2007, the Company made certain changes in the structure of its compensation arrangements for fiscal year 2008, which are described below. Retaining certain key executives, such as Mr. Dancer, and attracting an experienced and high caliber CEO were of critical importance to the Company and the long-term interests of our stockholders. Accordingly, while our practice has generally been to target the level of each element of compensation at between the 50th and 75th percentile within our peer group of companies assuming target performance by the Company, we exercised our discretion to set compensation levels at above the 75th percentile in negotiating the new employment arrangement for Mr. Dancer and the employment agreement for Mr. Khaykin as our new CEO.

Fiscal Year 2007 Executive Compensation Program Elements

Base Salaries

        The Compensation Committee reviews and approves base salaries for the executive officers annually and in connection with promotions or other changes in responsibilities. In addition, Eric Lidow, our former Chairman of the Board, was a party to an employment agreement with the Company that provided for a minimum base salary (which agreement was terminated upon his retirement on May 1, 2008). The Compensation Committee generally reviews base salaries for each executive officer in the first quarter of each fiscal year to set salaries. The Compensation Committee considers the base salary increases awarded to our other employees, each executive officer's length of service, our performance and growth, a subjective determination of each executive officer's past performance and expected future contributions, and the base salaries and total cash compensation and equity awards earned by comparable executives at our peer group companies (based on their published data). On August 31, 2006, the Compensation Committee approved an increase to the base salaries of Alex Lidow, Michael Briere, Donald Dancer, Michael McGee and Robert Grant to $800,000, $339,901, $364,260, $412,104 and $488,015, respectively. These increases were awarded based on the factors cited above. The base salary level for Alex Lidow was higher than the base salary levels for the other Named Officers reflecting his responsibility at the time as CEO for the overall operations of the Company. On April 9, 2007, the Company approved an increase to Linda Pahl's base salary to $243,848 at which time she served as the Company's Vice President, Corporate Finance. The "Summary Compensation Table—Fiscal Year 2007" below shows the base salary paid to each Named Officer for fiscal year 2007.

Short-Term Incentive Compensation Opportunity

        None of the 2007 Named Officers was entitled to a pre-set fixed minimum annual or target bonus. Instead, as in prior years, the Compensation Committee established a short-term cash incentive bonus program for our 2007 fiscal year that the Named Officers (other than Eric Lidow and Linda Pahl) were eligible to participate in and receive incentive compensation opportunities under. In light of Eric Lidow's position with the Company at the time, he was not considered for an annual bonus opportunity. Linda Pahl became an executive officer of the Company on the last day of our 2007 fiscal year, and thus her bonus opportunity for fiscal year 2007 was determined by Company management in accordance with Company practices for senior officers.

        2007 Bonus Program for Named Officers other than Linda Pahl.    Under the bonus program, Alex Lidow was eligible to receive an annual incentive opportunity for fiscal year 2007 and the other 2007 Named Officers were eligible to receive two semi-annual incentive opportunities for fiscal year 2007, with the first semi-annual incentive period established with respect to the first and second quarters of the fiscal year and the second semi-annual incentive period established for the third and fourth quarters of the fiscal year. At the beginning of fiscal year 2007, the Compensation Committee set Alex Lidow's maximum annual incentive opportunity, and for the other Named Officers, set the target and maximum semi-annual incentive compensation opportunities and the threshold, target and maximum performance goals for the two semi-annual incentive periods for the 2007 fiscal year. The Compensation Committee also established the minimum earnings-per-share threshold that must be met for the applicable performance period in order for any incentive to be earned by the 2007 Named Officers. The Compensation Committee set the target incentive opportunity for each 2007 Named Officer (other than Alex Lidow) and the maximum incentive opportunity for each 2007 Named Officer for our 2007 fiscal year as a percentage of his or her base salary. Each 2007 Named Officer's incentive opportunity was generally determined based on several factors, including comparable bonus opportunities in effect at our peer group companies (based on their published data), total cash compensation and equity awards earned by comparable executives at our peer group companies (based on their published data), internal comparability with percentage targets of other executives, and the Company's objective of creating appropriate incentives to maximize stockholder value. The maximum incentive opportunity for Alex Lidow was set at 120% of his base salary. The target semi-annual incentive opportunity for the other 2007 Named Officers was set at 70% of their respective base salaries and the maximum semi-annual incentive opportunity was set at 120% of their respective base salaries (with the target and maximum opportunities for each semi-annual period calculated using their respective base salary amounts paid during such period). An earnings per share threshold was set for Alex Lidow for the 2007 annual performance period (but the award of bonus remained in the discretion of the Compensation Committee), and an earnings per share threshold was set for each of the two 2007 semi-annual performance periods for the other 2007 Named Officers.

        For Alex Lidow, irrespective of the Company achieving the earnings per share threshold, his annual incentive opportunity would be determined at the discretion of the Compensation Committee up to the established maximum amount. For the other 2007 Named Officers, each 2007 Named Officer's incentive opportunity would become earned for the first semi-annual period based on quantitative financial performance measures tied to revenue, gross margin and earnings per share growth and individual performance objectives that were established for that period. For the second semi-annual period, each 2007 Named Officer's (other than Alex Lidow's) incentive opportunity would become earned based on quantitative financial performance measures tied to revenue, gross margin growth, selling, general and administrative ("SG&A") objectives, and individual performance objectives that were established for that period. The Company selected these performance measures because we believe they were closely correlated to our annual business objectives and growth in stockholder value, and were straightforward to administer and communicate. For the first semi-annual period, the Company needed to achieve (a) $654 million, $685 million, and $715 million revenue for threshold performance, target performance and maximum performance, respectively; (b) 41%, 41.5% and 42% gross margin for threshold performance, target performance and maximum performance, respectively and (c) $1.01, $1.21 and $1.29 in earnings per share for threshold performance, target performance and maximum performance, respectively. For the second semi-annual period, the Company needed to achieve the following to be based on the fourth fiscal quarter results (a) $280 million, $295 million, and $325 million revenue for threshold performance, target performance and maximum performance, respectively; (b) 47%, 48% and 49% gross margin for threshold performance, target performance and maximum performance, respectively; and (c) 15%, 14.5%, and 13.5% SG&A objectives for threshold, target and maximum performance, respectively. No incentive opportunities would be earned for a semi-annual period if a separate pre-established earnings per share threshold for that period was not achieved.

        2007 Bonus Program for Linda Pahl.    Under the bonus program for Linda Pahl, Ms. Pahl was eligible to receive two semi-annual incentive opportunities for fiscal year 2007, with the first semi-annual incentive period established with respect to the first and second quarters of the fiscal year and the second semi-annual incentive period established for the third and fourth quarters of the fiscal year. The Company set Ms. Pahl's target and maximum semi-annual incentive compensation opportunities and performance goals for the two semi-annual incentive periods for the 2007 fiscal year. Ms. Pahl's target incentive opportunity and the maximum incentive opportunity for our 2007 fiscal year was established as a percentage of her base salary, with the target semi-annual incentive opportunity set at 50% of her base salary and the maximum semi-annual incentive opportunity set at 60% of her base salary (with the target and maximum opportunities for each semi-annual period calculated using the base salary amount paid to Ms. Pahl during such period). For both semi-annual periods, Ms. Pahl's incentive opportunity would become earned based on financial performance measures and individual performance objectives that were established for each period.

        The amounts paid to each 2007 Named Officer under his or her 2007 annual incentive opportunity are presented in Column (g) of the "Summary Compensation Table—Fiscal Year 2007" below. The Compensation Committee determined that Alex Lidow was not entitled to an incentive compensation payout for fiscal year 2007. For Michael Briere, Donald Dancer, Michael McGee, and Robert Grant there was no incentive compensation payout for the semi-annual incentive period relating to the third and fourth fiscal quarters of fiscal year 2007 because the targeted goals were not achieved. As a result of Walter Lifsey's resignation from the Company on October 9, 2006, Mr. Lifsey received a pro-rated incentive compensation payout for the portion of the semi-annual incentive period relating to the first and second fiscal quarters of fiscal year 2007 he served as an employee. Mr. Lifsey was not entitled to an incentive compensation payout for the semi-annual incentive period relating to the third and fourth fiscal quarters of fiscal year 2007.

Discretionary Bonuses

        In addition to short-term incentive awards, the Compensation Committee has the discretion to award additional performance-based compensation if the Compensation Committee determines that a particular executive exceeded the objectives and/or goals established for such executive or made a unique contribution to the Company during the year. Consistent with this authority, the Compensation Committee approved the following bonuses in recognition of the substantial contributions by each of the following 2007 Named Officers in connection with the Divestiture and the Company's sale of its PCS Business to Vishay during fiscal year 2007: Donald Dancer, $300,000, Michael Briere, $250,000, Robert Grant, $250,000 and Michael McGee, $300,000. These amounts are presented in Column (d) of the "Summary Compensation Table—Fiscal Year 2007" below.

Long-Term Equity Incentive Awards

        The Company's view is that the executive officers' long-term compensation should be directly linked to the value provided to our stockholders. The executive officers' long-term compensation is currently awarded in the form of two semi-annual awards of nonqualified stock options, which are typically awarded in the first quarter and the third quarter of each fiscal year. Each award is granted with an exercise price equal to the closing price of the Company's common stock on the grant date. The Company believes that awarding options on a semi-annual basis helps to align annual awards with long-term stock price performance and permits the Company to take into consideration the executive's performance on a shorter term basis in setting individual award levels. Stock options are our preferred equity award because the options will not have any value unless the shares of the Company's common stock appreciate in value following the grant date. In the three fiscal years prior to 2007, we also granted a small number of restricted stock units as part of the total mix of long-term compensation, but stock options were our primary form of equity awards. We granted restricted stock units in addition to options to provide stability and to augment retention as a result of the market price volatility of the Company's common stock that is common in the semi-conductor industry. In order to maximize the Company's tax deduction in respect of employee stock options, the Company's policy is currently only to grant nonqualified options where the "spread" value on exercise is generally deductible by the Company.

        Stock option grants to our executive officers typically have a term of five years and vest in a series of installments over a three-year vesting period. This three-year vesting period is intended to provide an incentive for the executive officers to remain in our employ, and also focuses the executive officers on the long-term performance and business objectives of the Company for the benefit of our stockholders. Restricted stock unit grants to our executive officers also vest in a series of installments over a three-year period. We believe the three-year vesting period together with semi-annual grants expected to be made in successive years helps align actual realized compensation delivered with long-term return to our stockholders and strikes an appropriate balance between the interests of the Company, our stockholders and the individual executive officers in terms of the incentive, value creation and compensatory aspects of these equity awards.

        We considered several factors when determining the size of each 2007 Named Officer's fiscal year 2007 stock option awards. These factors included (i) the Company's and the individual 2007 Named Officer's performance during our 2006 fiscal year, (ii) the total cash compensation paid to the 2007 Named Officers in our 2006 fiscal year, (iii) the number and value of options previously granted, (iv) dilution effects on our stockholders and ensuring that an appropriate number of shares would be available for option awards to less-senior employees, (v) the number and value of long-term equity awards made to comparable executives at our peer group companies (based on their published data) and (vi) ensuring that the 2007 Named Officers were provided with total long-term equity compensation and total compensation amounts that we thought were appropriate and competitive. The number of options granted to each 2007 Named Officer during fiscal year 2007 and the grant-date fair value of these options as determined under SFAS No. 123(R) for purposes of the Company's financial statements is presented in the "Grants of Plan-Based Awards in Fiscal Year 2007" table below. A description of the material terms of the fiscal year 2007 stock option awards is presented in the narrative section following the "Grants of Plan-Based Awards in Fiscal Year 2007" table below.

        The Company does not have any program, plan or practice to time the grant of equity-based awards to our executives in coordination with the release of material non-public information. All equity grants are made under the Company's stock plans approved by the stockholders. The per share exercise price of options cannot be less than the closing price of the Company's common stock on the date of grant.

Non-Qualified Deferred Compensation Plan

        The Company maintains the DCP, which is a non-qualified deferred compensation plan for the benefit of its executives and other key employees and its directors. Under the DCP, select employees who satisfy certain eligibility requirements, including each of the 2007 Named Officers, and members of the Board may make annual irrevocable elections to defer up to 75% of their base salary, 100% of their bonus, 100% of their cash compensation earned under any Company incentive plan or 100% of their director fees to be earned during the following calendar year. In addition, the Company may make discretionary contributions, although it did not do so for fiscal year 2007. The Company believes that providing the executive officers with deferred compensation opportunities is a cost-effective way to permit officers to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though the related deduction for the Company is also deferred. Information with respect to the Named Officers' participation in the DCP is presented in the "Non-Qualified Deferred Compensation Plan Table—Fiscal Year 2007" and the material terms of the DCP are described following the "Non-Qualified Deferred Compensation Plan Table—Fiscal Year 2007" below.

401(k) Retirement Benefits

        The Company provides retirement benefits to its executive officers under the terms of its tax-qualified 401(k) plan. The Company's matching contribution is 150% of the first $200 of the participant's contribution, plus 50% of the next $5,400, with the aggregate matching contribution made by the Company, not to exceed $3,000 per participant in a plan year. In addition to the Company's matching contribution, the Board of Directors can make annual discretionary contributions in the form of cash or Company stock. The 2007 Named Officers participate in the plan on substantially the same terms as the other participating employees.

Perquisites

        The Company provides certain perquisites and personal benefits to the executive officers consisting primarily of an automobile allowance, patent award compensation, personal storage and personal driver services. We believe that perquisites and personal benefits are often a tax-advantaged way to provide the executive officers with additional annual compensation that supplements their other compensation opportunities, and therefore treat perquisites as another component of annual compensation that is merely paid in a different form. The perquisites and personal benefits paid to each 2007 Named Officer in fiscal year 2007 are reported in the "Summary Compensation Table—Fiscal Year 2007" below, and are explained in more detail in footnote (4) thereto.

Severance and Other Benefits

        During fiscal year 2007, none of the Named Officers (other than Walter Lifsey, our former Executive Vice President, Operations) were parties to any contract, plan or arrangement that provides the Named Officer with any severance or other payments at, following or in connection with a termination of employment with the Company. In connection with Mr. Lifsey's termination of employment on October 9, 2006, the Company entered into a transition and general release agreement (the "Transition Agreement") with Mr. Lifsey that provided him with severance benefits and other benefits in connection with his termination of employment. Please see the "Potential Payments Upon Termination or Change in Control" section below for a material description of the severance benefits that Mr. Lifsey became entitled to receive under the terms of his transition and general release agreement.

        During fiscal year 2007, the 2007 Named Officers were generally not entitled to any severance benefits upon or in connection with the occurrence of a change in control. However, unless the Board determines otherwise, under the terms of our stock incentive plans, if the Company undergoes a "change in control" (as defined in the applicable stock incentive plan), then, like all other employees, 2007 Named Officers will receive immediate vesting and/or payout of their outstanding long-term incentive compensation awards. Although this vesting will occur whether or not a 2007 Named Officer's employment terminates, we believe it is appropriate to fully vest equity awards in these change in control situations because such a transaction may effectively end the 2007 Named Officers' ability to realize any further value with respect to the equity awards.

        On May 26, 2008, following Mr. Briere's resignation on December 31, 2007, the Company and Mr. Briere entered into a consulting agreement, pursuant to which Mr. Briere will provide Company with consulting services relating to the R&D activities of the Company for up to six months. Please see the "Potential Payments Upon Termination or Change in Control—Fiscal 2007; Named Officers other than Mr. Lifsey" section below for a description of the material terms of Mr. Briere's consulting agreement.

Fiscal Year 2008 Executive Compensation Program Elements

Base Salaries

        Each of our 2008 Named Officers (other than 2008 Named Officers who are no longer employed by the Company) is party to an employment agreement or letter agreement that provides for a fixed base salary, subject to annual review by the Company. The Compensation Committee generally reviews base salaries for each executive officer in the first quarter of each fiscal year to set salaries and in connection with promotions. The Compensation Committee considers the base salary increases awarded to our other employees, each executive officer's length of service, our performance and growth, a subjective determination of each executive officer's past performance and expected future contributions, and the base salaries and total cash compensation and equity awards earned by comparable executives at our peer group companies (based on their published data). In fiscal year 2008, the Company also considered the need to retain and/or attract key executives in light of the Company's current challenging business environment. As a result, Mr. Dancer's base salary was increased to $450,000 effective August 28, 2007 in connection with his promotion to acting CEO, Ms. Pahl's base salary was increased to $270,000 effective July 2, 2007 in connection with her promotion to Acting CFO and Mr. Rougee's base salary was increased to $330,000 effective October 29, 2007 in connection with his promotion to Executive Vice President, Operations. The base salary level for Mr. Khaykin, our CEO, is higher than the base salary levels for the other 2008 Named Officers reflecting his responsibility as CEO for the overall operations of the Company. The "Summary Compensation Table—Fiscal Year 2008" below shows the base salary paid to each 2008 Named Officer for fiscal year 2008.

Short-Term Incentive Compensation Opportunity

        As indicated above, each of our 2008 Named Officers (other than 2008 Named Officers who are no longer employed by the Company) is party to an employment agreement or offer letter that provides for an annual bonus opportunity with a specified target value.

        The Company's historical practice has been to establish a short-term cash incentive bonus program for the fiscal year that the executive officers were eligible to participate in and receive incentive compensation opportunities under. Under this program, executive officers are eligible to receive two semi-annual (or annual, in the case of certain executive officer) incentive opportunities for the applicable fiscal year, with the first semi-annual incentive period established with respect to the first and second quarters of the fiscal year and the second semi-annual incentive period established for the third and fourth quarters of the fiscal year. However, as a result of the significant changes in the executive group and the Company's current challenging business environment the Company did not establish a short-term cash incentive bonus program for fiscal year 2008. Rather, for fiscal year 2008, the Company determined the bonus opportunities for the 2008 Named Officers on an individual by individual basis. Messrs. Dancer, Knepper and Rougee and Ms. Pahl were the only 2008 Named Officers who were eligible for performance-based bonus opportunities for fiscal year 2008.

        Bonuses for fiscal year 2008 were determined by the Compensation Committee in its discretion. Following the end of the second quarter of the 2008 fiscal year, the Compensation Committee approved bonuses for Mr. Dancer, and Ms. Pahl with respect to the first and second quarters of the 2008 fiscal year, which were determined based on Mr. Dancer's and Ms. Pahl's target bonus opportunity of 75% and 50% of base salary respectively. In the case of Ms. Pahl, the Compensation Committee weighted 50% of her bonus on the Compensation Committee's subjective assessment of Ms. Pahl's individual performance and 50% on the Compensation Committee's subjective assessment of the Company's overall performance. In the case of Mr. Dancer, the Compensation Committee determined his bonus based on the Compensation Committee's subjective assessment of Mr. Dancer's individual performance in his role as acting CEO and on the Compensation Committee's subjective assessment of the Company's overall performance. The Compensation Committee also approved bonuses for Mr. Dancer and Ms. Pahl with respect to the third quarter of the 2008 fiscal year, based on the same criterion. No bonus was awarded for performance during the fourth quarter of the 2008 fiscal year. In light of the ongoing restatement of the Company's financial statements and the Company's challenging business environment, the Compensation Committee decided not to establish detailed performance criteria in advance of each semi-annual period, but rather to review actual performance and individual contributions over the course of the preceding semi-annual period and approve discretionary bonuses based on such measures.

        The Compensation Committee established a bonus opportunity for Mr. Knepper for fiscal year 2008 pursuant to which Mr. Knepper would be eligible to receive a cash bonus equal to 35% of his base salary if the Company were to become current in its financial statement reporting obligations to the SEC by June 16, 2008, a date chosen to correspond with the Company's goal for completion of its restated financial statements. Because this goal was not achieved, Mr. Knepper was not entitled to a bonus for fiscal year 2008.

        Mr. Rougee became an executive officer on October 29, 2007. His bonus opportunity for the first semi-annual period of the 2008 fiscal year was determined by Company management in accordance with Company practices for senior officers. Under this program, Mr. Rougee was entitled to an incentive opportunity, consisting of a bonus target of 70% of his base salary, weighted 50% on the Company's subjective assessment of Mr. Rougee's individual goals and 50% on the Company's subjective assessment of the Company's overall performance. The Compensation Committee approved a bonus for Mr. Rougee with respect to the third quarter of the 2008 fiscal year. The Compensation Committee weighted 50% of Mr. Rougee's bonus on the Compensation Committee's subjective assessment of his individual performance and 50% on the Compensation Committee's subjective assessment of the Company's overall performance. No bonus was awarded for performance during the fourth quarter of the 2008 fiscal year. In light of the ongoing restatement of the Company's financial statements and the Company's challenging business environment, the Compensation Committee decided not to establish detailed performance criteria in advance of this semi-annual period, but rather to review actual performance and individual contributions over the course of the period and approve a discretionary bonus based on such measures.

        The amounts paid to Messrs. Dancer and Rougee and Ms. Pahl under his or her incentive opportunity are presented in Column (d) of the "Summary Compensation Table—Fiscal Year 2007" below. In addition to the incentive opportunities described above, Messrs. Dancer and Rougee and Ms. Pahl were awarded retention or other bonuses that are described below.

Retention and other Bonuses

        The Company entered into a letter agreement with Ms. Pahl on March 6, 2008 to provide her with additional incentives to reflect her increased responsibilities as Acting CFO in connection with the reconstruction and restatement of the Company's financial statements and other transition matters. This letter agreement provided, among other incentives, for a bonus payment of $100,000, if Ms. Pahl was an employee in good standing with the Company on June 2, 2008, or if her employment was terminated by the Company for any reason other than cause prior to June 2, 2008, in each case conditioned upon the Company completing its pending financial restatement by that time. As an additional retention incentive, the Company provided Ms. Pahl with a guaranteed bonus for each quarter that she continued to serve as the CFO. The quarterly bonus for the first and second quarter of the 2008 fiscal year was $25,000, respectively, and the quarterly bonus for the third quarter of the 2008 fiscal year was $35,000. Ms. Pahl resigned prior to the end of the fourth quarter of the 2008 fiscal year and thus received a pro-rated portion of her $35,000 quarterly bonus for that quarter.

        Under the terms of the letter agreement with Mr. Dancer that the Company entered into on October 29, 2007 in connection with his becoming acting CEO, Mr. Dancer received a one-time cash incentive award of $100,000 upon entering into the letter agreement and he was entitled to receive a one-time special cash bonus of $400,000 payable on, or within ten business days after, March 1, 2008. In addition, when the Company and Mr. Dancer amended the letter agreement on March 6, 2008 in connection with Mr. Dancer stepping down from his position as acting CEO, Mr. Dancer became entitled to receive a one-time cash retention payment of $600,000 if he is employed by the Company on September 1, 2008 and a one-time cash retention payment of $400,000 if he is employed by the Company on March 1, 2009. If Mr. Dancer's employment terminates for any reason before September 1, 2008, he will receive a prorated portion of the $600,000 retention payment based on the number of days served between March 1, 2008 and September 1, 2008.

        In the first quarter of fiscal year 2008, Mr. Rougee was awarded a bonus of $25,000 in recognition of Mr. Rougee's additional responsibilities undertaken to support the CEO's role in managing the Company's manufacturing operations while the Company continued its search for a principal officer overseeing worldwide manufacturing. Mr. Rougee was also awarded a bonus of $25,000 in October 2008 for similar reasons.

        The Company believes that the foregoing retention bonuses and incentives are appropriate in light of the importance of retaining Ms. Pahl, and Messrs. Dancer and Rougee. Please see the "Compensation of Named Officers—Description of Base Salary and Bonus Amounts—Fiscal Year 2008" section below for a description of the material terms of Ms. Pahl's and Mr. Dancer's letter agreements.

        In connection with Mr. Khaykin entering into an employment agreement with the Company, Mr. Khaykin was entitled to receive a one-time signing bonus equal to $575,000 less the amount of the fiscal year 2007 bonus he receives from his prior employer Mr. Khaykin received $567,000 from his prior employer and was therefore entitled to receive $8,000 from the Company on account of the signing bonus.

        The amounts payable under these retention and signing bonus arrangements in fiscal year 2008 are reported in Column (d) of the "Summary Compensation Table—Fiscal Year 2008" below.

Long-Term Equity Incentive Awards

        The Company's view is that the executive officers' long-term compensation should be directly linked to the value provided to our stockholders. The Company's general practice is to make grants of stock options to executive officers and other key employees in the form of two semi-annual awards of nonqualified stock options, which are typically awarded in the first quarter and the third quarter of each fiscal year, and in connection with promotions or special events. For additional detail about our general long-term equity award practice and the general terms of these awards, please see the material under "Fiscal Year 2007 Executive Compensation Program—Long-Term Equity Incentive Awards."

        While the foregoing represents the Company's historical practice and philosophy, as previously disclosed, because the Company was not current in its financial statement reporting obligations to the SEC at the time grants are usually made, the Compensation Committee determined that it was advisable to delay the annual grants for the 2008 fiscal year, including the semi-annual grants and any grants in connection with promotions and special events, until the Company again became current in its reporting obligations to the SEC. In order to provide retention incentives, however, the Compensation Committee approved binding commitments to grant stock options to certain of our 2008 Named Officers as described below and to selected key employees. These awards will be granted on the third business day after the Company again becomes current in filing its financial reporting obligations to the SEC or, if such date is within 15 days prior to the close of a fiscal quarter or is subsequent to the close of a fiscal quarter but prior to the filing with the SEC of the Company's periodic or annual report on Form 10-Q or 10-K for such quarter, then on the third business day following such filing with the SEC (the "Scheduled Grant Date"); provided in each case, that the executive is still employed by the Company. The Scheduled Grant Date did not occur in the 2008 fiscal year and these commitments remained outstanding at the 2008 fiscal year-end.

        In connection with Mr. Khaykin's commencement of employment, the Company agreed to grant Mr. Khaykin an option to purchase 750,000 shares of the Company's common stock on the Scheduled Grant Date with a per-share exercise price equal to the closing market price of a share on the Scheduled Grant Date and an award of 250,000 restricted stock units on the Scheduled Grant Date. The options will vest and become exercisable and the restricted stock units will vest and become payable in five substantially equal installments on each of the first five anniversaries of March 1, 2008 (the date Mr. Khaykin's employment commenced), subject to his continued employment. If a change in control of the Company occurs prior to the Scheduled Grant Date, Mr. Khaykin's right to the option grant will terminate and instead his restricted stock unit award will be increased to (i) 375,000 if the change in control occurs within six months after March 1, 2008 or (ii) 500,000 if the change in control occurs on or after the six month anniversary of March 1, 2008 (in each case, in lieu of the 250,000 restricted stock units described above), and the restricted stock unit award as so increased will be granted upon (or, as may be necessary to give effect to the grant, immediately prior to) the occurrence of the change in control; provided, however, the Company will have the right at its option to pay Mr. Khaykin a lump sum amount upon or within thirty days after the change in control (in lieu of the restricted stock unit award) equal to the number of shares subject to such award that would have been vested at the time of the change in control multiplied by the fair market value of a share of the Company's common stock at the time of the change in control. The Company and Mr. Khaykin agreed that these awards are intended to satisfy the Company's obligation to grant equity awards to Mr. Khaykin for the initial four years of his employment. The Company believes that the size and mix of the equity awards to Mr. Khaykin were appropriate in order to induce Mr. Khaykin to join the Company at a time when the Company was experiencing significant business challenges.

        In connection with Mr. Dancer's promotion to acting CEO, the Company agreed to grant Mr. Dancer an option to purchase 75,000 shares of the Company's common stock on the Scheduled Grant Date. The options will vest and become exercisable in three substantially equal installments on each of the first three anniversaries of October 29, 2007. In addition, the Company agreed to grant Mr. Dancer an award of a number of restricted stock units determined by dividing $500,000 by the fair market value of a share of the Company's common stock on the Scheduled Grant Date. The restricted stock units will be fully vested on the grant date. In each case, the award of options and restricted stock units is subject to Mr. Dancer being employed with the Company on the Scheduled Grant Date.

        In addition, in connection with Ms. Pahl's promotion to acting CFO, the Company agreed to grant Ms. Pahl an option to purchase 20,000 shares of the Company's common stock and 6,000 restricted stock units on the Scheduled Grant Date, subject to her continued employment. The options will vest and become exercisable in three substantially equal installments on each of the first three anniversaries of October 29, 2007. Ms. Pahl subsequently forfeited her right to the option award upon her resignation from the Company.

        In connection with Mr. Barrow's commencement of employment, the Company agreed to grant Mr. Barrow an option to purchase 75,000 shares of the Company's common stock on the Scheduled Grant Date and restricted stock units covering 25,000 shares of the Company's common stock, subject to his continued employment. In addition, in connection with Mr. Rougee's promotion to Executive Vice President, Operations, the Company agreed to grant Mr. Rougee an option to purchase 20,000 shares of the Company's common stock on the Scheduled Grant Date, subject to his continued employment. Each of these awards would be subject to the terms and conditions of the Company's current stock option plan and the Company's standard vesting requirements. The Company determined the number and mix of equity awards as reasonable for the responsibilities to be undertaken by Mr. Barrow and Mr. Rougee. Mr. Rougee subsequently forfeited his right to the option award upon his resignation from the Company.

        The Company does not have any program, plan or practice to time the grant of equity-based awards to our executives in coordination with the release of material non-public information. All equity grants are made under the Company's stock plans approved by the stockholders. The per share exercise price of options cannot be less than the closing price of the Company's common stock on the date of grant.

Non-Qualified Deferred Compensation Plan

        The Company maintains the DCP for the benefit of its executives and other key employees and its directors. Under the DCP, select employees who satisfy certain eligibility requirements, including each of the 2008 Named Officers, and members of the Board may make annual irrevocable elections to defer up to 75% of their base salary, 100% of their bonus, 100% of their cash compensation earned under any Company incentive plan or 100% of their director fees to be earned during the following calendar year. In addition, the Company may make discretionary contributions, although it did not do so for fiscal year 2008. The Company believes that providing the executive officers with deferred compensation opportunities is a cost-effective way to permit officers to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though the related deduction for the Company is also deferred. Information with respect to the 2008 Named Officers' participation in the DCP is presented in the "Non-Qualified Deferred Compensation Plan Table—Fiscal Year 2008" and the material terms of the DCP are described following the "Non-Qualified Deferred Compensation Plan Table—Fiscal Year 2008" below.

401(k) Retirement Benefits

        The Company provides retirement benefits to its executive officers under the terms of its tax-qualified 401(k) plan. The Company's matching contribution is 150% of the first $200 of the participant's contribution, plus 50% of the next $5,400, with the aggregate matching contribution made by the Company, not to exceed $3,000 per participant in a plan year. In addition to the Company's matching contribution, the Board of Directors can make annual discretionary contributions in the form of cash or Company stock. The 2008 Named Officers participate in the plan on substantially the same terms as the other participating employees.

Perquisites

        The Company provides certain perquisites and personal benefits to the executive officers. The nature and amount of these perquisites vary among the executive officers and generally include one or more of the following: automobile allowance, patent award compensation, personal storage, relocation benefits, tax planning and personal driver services. We believe that perquisites and personal benefits are often a tax-advantaged way to provide the executive officers with additional annual compensation that supplements their other compensation opportunities, and therefore treat perquisites as another component of annual compensation that is merely paid in a different form. The perquisites and personal benefits paid to each 2008 Named Officer in fiscal year 2008 are reported in the "Summary Compensation Table—Fiscal Year 2008" below, and are explained in more detail in footnote (4) thereto.

Severance and Other Benefits

        At the beginning of fiscal year 2008, none of the executive officers of the Company were parties to any contract, plan or arrangement that provided the executive officers with any severance or other payments at, following or in connection with a termination of employment with the Company. During fiscal year 2008, in order to support our compensation objective of attracting, retaining and motivating qualified executives and in light of the Company's circumstances during fiscal 2008, the Company determined that it was in the best interests of the Company and our stockholders to provide our executive officers with severance protections upon certain types of termination. Accordingly, the Company provides such protections for our 2008 Named Officers and other executive officers. The severance protections are negotiated on an individual by individual basis in connection with the negotiation of other employment terms, typically in connection with the entering into of employment agreements or employment offer letters or separation agreements with each executive officer. The Compensation Committee evaluates the level of severance benefits, if any, to provide to an executive officer on a case-by-case basis, and in general, the Company considers these severance protections an important part of an executive's compensation.

        As described in more detail below under "Potential Payments Upon a Termination of Change in Control—Fiscal Year 2008," the employment agreement for Mr. Khaykin provides Mr. Khaykin with severance and other benefits upon an actual or constructive termination of employment, with enhanced benefits if such termination occurs in connection with a change in control of the Company. Mr. Dancer is entitled to severance benefits under his October 29, 2007 letter agreement (as amended by his March 6, 2008 letter agreement) and enhanced severance benefits under his Severance Agreement with the Company if such termination occurs in connection with a change in control of the Company. The employment offer letter for Mr. Knepper also provides certain limited severance protections that the Compensation Committee believes reflect the Company's general policies to attract, retain and motivate executive officers. Mr. Barrow is not currently entitled to any severance protections under his current agreements with the Company; although the Company may in its discretion provide severance benefits in the event of a termination of employment or other negotiated separation from the Company. The Company entered into separation agreements with each of Linda Pahl, Alex Lidow, Eric

Lidow, and Marc Rougee in connection with their termination of employment that provided for severance and other benefits that were individually negotiated in each case.

        We generally do not believe that executive officers should be entitled to severance benefits merely because a change in control transaction occurs. However, unless the Board determines otherwise, under the terms of our stock incentive plans, if the Company undergoes a "change in control" (as defined in the applicable stock incentive plan), then, like all other employees, Named Officers will receive immediate vesting and/or payout of their outstanding long-term incentive compensation awards. Although this vesting will occur whether or not a Named Officer's employment terminates, we believe it is appropriate to fully vest equity awards in these change in control situations because such a transaction may effectively end the Named Officers' ability to realize any further value with respect to the equity awards.

        Please see the "Potential Payments Upon Termination or Change in Control—Fiscal Year 2008" section below for a description of the potential payments that may be made to the 2008 Named Officers (other than the 2008 Named Officers no longer employed by the Company) in connection with their termination of employment or a change in control and a description of the payments that have become payable to our 2008 Named Officers who are no longer employed by the Company.

Section 162(m) Policy

        Under current Internal Revenue Service guidance, Section 162(m) of the Internal Revenue Code (the "Code") generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any year to the corporation's CEO and other three most highly compensated executive officers (not including the principal financial officer). However, Section 162(m) exempts qualifying performance-based compensation from the deduction limit if certain other requirements are met. As one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits. Action will be taken to qualify most compensation approaches to ensure deductibility, except in those limited cases in which the Compensation Committee believes stockholder interests are best served by retaining flexibility. In such cases, the Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company's efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

COMPENSATION COMMITTEE
REPORT ON EXECUTIVE COMPENSATION(1)

         The Compensation Committee has certain duties and powers as described in its Charter. The Compensation Committee is currently composed of the four (4) Non-Employee Directors named at the end of this report, each of whom is independent as defined by the NYSE listing standards.

(1)
SEC filings sometimes "incorporate information by reference." This means a company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

        The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Form 10-K. Based upon this review and our discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis ("CD&A") section be included in this Form 10-K. The CD&A section includes information for the Company's 2007 fiscal year and 2008 fiscal year based on the date of the filing of this report.

The Compensation Committee of the Board of Directors
Rochus E. Vogt (Chairperson) Jack O. Vance Robert S. Attiyeh Richard J. Dahl

COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION

        All of the Compensation Committee members whose names appear on the Compensation Committee Report above served as members of the Compensation Committee during all of our 2007 fiscal year and our 2008 fiscal year other than Richard J. Dahl, whose service as a member of the Compensation Committee began in February 2008. No current member of the Compensation Committee is a current or former executive officer or employee of the Company, or had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related-party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during our 2007 fiscal year.

SUMMARY COMPENSATION TABLE—FISCAL YEAR 2007

        The following table presents information regarding compensation of our 2007 Named Officers for services rendered during fiscal year 2007.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($)(3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($)(4) (i)	Total ($) (j)
Alexander Lidow Chief Executive Officer(5)	2007	781,538	—	—	634,036	—	—	16,765	1,432,339

Linda Pahl, Acting Chief Financial Officer(6)	2007	233,231	180,000	—	43,712	124,937	—	4,354	586,234

Eric Lidow Chairman of the Board(5)	2007	670,451	—	—	—	—	—	94,080	764,531

Michael Briere Executive Vice President, Research & Development(7)	2007	338,378	250,000	16,033	351,834	77,133	—	17,967	1,051,345

Donald R. Dancer Executive Vice President, General Counsel and Secretary	2007	362,220	300,000	16,033	278,263	82,661	—	10,725	1,049,902

Michael McGee, Former Executive Vice President and Chief Financial Officer(8)	2007	409,490	300,000	16,033	64,303	72,799	—	83,827	946,452

Robert Grant, Former Executive Vice President, Global Sales and Marketing(9)	2007	485,829	250,000	16,033	64,303	86,617	—	108,056	1,010,838

Walter Lifsey, Former Executive Vice President, Operations(10)	2007	113,696	—	2,672	1,259,961	46,648	—	590,382	2,013,359

(1)
For Messrs. Dancer, Briere, Grant and McGee, the amounts reported in column (d) above represent the one-time bonuses paid to the 2007 Named Officer in connection with the Company's divestiture of its Power Control Systems business to Vishay Intertechnology, Inc. during fiscal year 2007.

(2)
The amounts reported in Column (e) and (f) above reflect the aggregate dollar amounts recognized for option and restricted stock unit awards for financial statement reporting purposes with respect to fiscal year 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see (i) the discussion of option and restricted stock unit awards contained in Part II, Item 8, Note 7, "Stock-Based Compensation" to the Company's Consolidated Financial Statements, included herewith, and (ii) similar Stock-Based Compensation Plan notes contained in the Company's Consolidated Financial Statements filed with Annual Reports on Form 10-Ks for prior fiscal years as to the option and restricted stock unit awards granted in those years, each of which notes is incorporated herein by reference.

(3)
The amounts reported in Column (g) above represent amounts payable in respect of the 2007 Named Officers' incentive compensation opportunity for first semi-annual incentive period of fiscal year 2007.

(4)
The amount reported in Column (i) for Mr. Alex Lidow consists of an automobile allowance; patent award compensation; personal storage; a matching contribution under the Company's 401(k) plan ($3,000); and premiums for life insurance ($1,728). The amount reported for Ms. Pahl consists of a matching contribution under the Company's 401(k) plan ($3,000);

  and premiums for life insurance ($1,354). The amount reported for Mr. Eric Lidow consists of an automobile allowance; personal driver services; premiums for life insurance ($1,005); and payout for paid time off in excess of the Company annual threshold ($85,876). The amount reported for Mr. Briere consists of an automobile allowance; patent award compensation; a matching contribution under the Company's 401(k) plan ($3,000); and premiums for life insurance ($1,005). The amount reported for Mr. Dancer consists of an automobile allowance; a matching contribution under the Company's 401(k) plan ($3,000); and premiums for life insurance ($1,005). The amount reported for Mr. McGee consists of an automobile allowance; a matching contribution under the Company's 401(k) plan ($3,000); premiums for life insurance ($1,005); payout for paid time off in excess of the Company annual threshold ($8,405); and final payout of accrued but unpaid time-off in connection with his termination of employment ($64,494). The amount reported for Mr. Grant consists of an automobile allowance; a matching contribution under the Company's 401(k) plan ($3,000); premiums for life insurance ($1,005); payout for paid time off in excess of the Company annual threshold ($34,354); and final payout of accrued but unpaid time-off in connection with his termination of employment ($63,235). The amount reported for Mr. Lifsey consists of an automobile allowance; premiums for life insurance ($567); a final payout of accrued but unpaid time-off in connection with his termination of employment ($67,261); and salary continuation and other severance payments following his resignation under the terms of his Transition and General Release Agreement with the Company ($520,745).

(5)
Messrs. Alex Lidow and Eric Lidow served on the Company's Board during fiscal year 2007, but did not receive any separate compensation for their service on the Board. Mr. Alex Lidow resigned as CEO and as a director effective October 2, 2007. Mr. Eric Lidow retired from the Company and resigned as the Chairman of the Board and as a director effective May 1, 2008.

(6)
Ms. Pahl resigned from the Company effective April 16, 2008. The Company entered into a Consulting Agreement with Ms. Pahl's consulting company (of which she is the principal) on that date.

(7)
Mr. Briere resigned from the Company effective December 31, 2007.

(8)
Mr. McGee's employment with the Company was terminated effective July 1, 2007. As a result of his termination, Mr. McGee forfeited option awards representing 473,500 shares of common stock (of which 401,834 were vested) and 666 restricted stock units. Accordingly, there is no future realizable value related to any of his previous option awards.

(9)
Mr. Grant resigned from the Company effective July 1, 2007. As a result of his resignation, Mr. Grant forfeited option awards representing 611,687 shares of common stock (of which 540,021 were vested) and 666 restricted stock units. Accordingly, there is no future realizable value related to any of his previous option awards.

(10)
Mr. Lifsey resigned from the Company effective October 9, 2006. The amount reported as "Salary" in the table above includes the base salary paid to Mr. Lifsey in fiscal 2007 prior to his resignation. As a result of his resignation, Mr. Lifsey forfeited option awards representing 21,666 shares of common stock and 666 restricted stock units. Accordingly, there is no future realizable value related to those previous equity awards.

Compensation of 2007 Named Officers

        The "Summary Compensation Table—Fiscal Year 2007" above quantifies the value of the different forms of compensation earned by or awarded to our 2007 Named Officers during our 2007 fiscal year. The primary elements of each 2007 Named Officer's total compensation reported in the table are base salary, an annual incentive compensation opportunity and long-term equity incentives consisting of stock options. 2007 Named Officers also earned or were paid the other benefits listed in Column (i) of the "Summary Compensation Table—Fiscal Year 2007," as further described in footnote (4) to the table.

        The Summary Compensation Table—Fiscal Year 2007 should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each 2007 Named Officer's base salary and the discretionary bonus received by each 2007 Named Officer, if any, is provided immediately following this paragraph. The Grants of Plan-Based Awards in Fiscal Year 2007 table, and the description of the material terms of the nonqualified stock options granted in fiscal year 2007 and the 2007 Named Officers' annual incentive compensation opportunity that follows it, provides information regarding the stock options and incentive bonus opportunities awarded to 2007 Named Officers during our 2007 fiscal year. The Outstanding Equity Awards at Fiscal Year Ended June 30, 2007 and Option Exercises and Stock Vested in Fiscal Year 2007 tables provide further information on the 2007 Named Officers' potential realizable value and actual value realized with respect to their equity awards. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our 2007 Named Officers under certain circumstances.

Description of Base Salaries, Discretionary Bonuses and
Employment Agreements of 2007 Named Officers

        Base Salary.    During fiscal year 2007, none of the 2007 Named Officers except Mr. Eric Lidow was employed by the Company pursuant to the terms of an employment agreement (Mr. Lidow's employment was terminated upon his retirement on May 1, 2008). The employment agreement for Mr. Eric Lidow provided for a minimum base salary of $500,000. Each 2007 Named Officer's base salary for the Company's 2007 fiscal year was the amount reported for the 2007 Named Officer in the "Summary Compensation Table—Fiscal Year 2007" above.

        Discretionary Bonus Awards.    In recognition of the substantial contributions by each of the following 2007 Named Officers in connection with the Divestiture and the Company's sale of its PCS Business to Vishay during fiscal year 2007, the Compensation Committee approved special bonuses to Messrs. Dancer, Briere, Grant and McGee. These amounts are presented in Column (d) of the Summary Compensation Table—Fiscal Year 2007 above.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2007

        The following table presents information regarding the (i) nonqualified stock options that were granted to the 2007 Named Officers during our 2007 fiscal year under our 2000 Stock Incentive Plan and (ii) potential target and maximum amounts payable in respect of the 2007 Named Officers' annual (for Alex Lidow) and two semi-annual (for the other 2007 Named Officers) incentive compensation opportunities for our 2007 fiscal year. The material terms of each of these compensation opportunities are described below.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
					All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)			Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($)(2) (l)
Alexander Lidow	8/31/06 —	— —	— —	— 960,000	— —	115,000 —	35.30 —	1,473,725 —
Linda Pahl	8/31/06 4/3/07 —	— — —	— — 139,620	— — 139,620	— — —	4,000 3,700 —	35.30 38.51 —	51,260 42,476 —
Eric Lidow	—	—	—	—	—	0	0	0
Michael Briere	8/31/06 4/3/07 —	— — —	— — 237,931	— — 407,881	— — —	35,000 20,000 —	35.30 38.51 —	448,525 229,600 —
Donald R. Dancer	8/31/06 4/3/07 —	— — —	— — 254,982	— — 437,112	— — —	35,000 20,000 —	35.30 38.51 —	448,525 229,600 —
Michael McGee(3)	8/31/06 4/3/07 —	— — —	— — 288,473	— — 494,525	— — —	35,000 20,000 —	35.30 38.51 —	448,525 229,600 —
Robert Grant(4)	8/31/06 4/3/07 —	— — —	— — 341,611	— — 585,618	— — —	35,000 20,000 —	35.30 38.51 —	448,525 229,600 —
Walter Lifsey(5)	—	—	295,609	506,758	—	—	—	—

(1)
For Alex Lidow, amounts represent the potential amounts payable for our 2007 fiscal year in respect of Alex Lidow's annual incentive opportunity at the maximum level. For the other 2007 Named Officers (other than Eric Lidow), amounts represent the potential amounts payable for our 2007 fiscal year in respect of these 2007 Named Officers' two semi-annual incentive opportunity at target and maximum performance levels. In each case, the amounts were determined after giving effect to the increase of each 2007 Named Officer's base salary (if any) that was made during fiscal year 2007. The actual amounts payable to each 2007 Named Officer for our 2007 fiscal year are reported in Column (g) (Non-Equity Incentive Plan Compensation) of the Summary Compensation Table above. Mr. Eric Lidow was not considered for an incentive opportunity for fiscal year 2007.

(2)
For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Part II, Item 8, Note 7, "Stock-Based Compensation" to the Company's Consolidated Financial Statements, included herewith.

(3)
As a result of Mr. McGee's termination effective July 1, 2007, Mr. McGee forfeited options that were granted in fiscal year 2007 representing 55,000 shares of common stock and he forfeited his non-equity incentive plan award for the second semi-annual incentive period for fiscal year 2007.

(4)
As a result of Mr. Grant's resignation effective July 1, 2007, Mr. Grant forfeited options that were granted in fiscal year 2007 representing 55,000 shares of common stock and he forfeited his non-equity incentive plan award for the second semi-annual incentive period for fiscal year 2007.

(5)
As a result of Mr. Lifsey's resignation on October 9, 2006, Mr. Lifsey forfeited his non-equity incentive plan award for the first and second semi-annual incentive periods for the 2007 fiscal year.

Description of Plan-Based Awards—Fiscal 2007

        Nonqualified Options.    Each stock option granted during fiscal year 2007 may be exercised to purchase one share of our common stock at an exercise price equal to the fair market value of the underlying common stock on the grant date. Each 2007 Named Officer's stock option award has a term of five years, and subject to each 2007 Named Officer's continued employment, one-third of his or her stock option award will vest and become exercisable on each of the first three anniversaries of the grant date. If a 2007 Named Officer's employment terminates for any reason, the unvested portion of his or her stock option award will immediately terminate. Vested options will generally remain outstanding and exercisable for 30 days after a 2007 Named Officer's termination of employment, although this period is extended to 12 months if the termination of employment is because of death, total disability or retirement. Any vested options that are not exercised within the applicable post-termination of employment exercise window will terminate, and both vested and unvested options will immediately terminate upon a 2007 Named Officer's termination of employment for cause.

        Unless the Compensation Committee determines otherwise, if the Company undergoes a "change in control event" (as defined in the 2000 Plan) each stock option will become fully vested and exercisable. Any options that become vested in connection with a change in control event generally must be exercised prior to the transaction, or they will be terminated in connection with the transaction. In addition, if there is a transaction such as a reclassification, recapitalization, merger, consolidation, combination, spin-off or asset sale, the Compensation Committee may provide for a cash settlement or assumption, substitution or exchange of any or all outstanding awards.

        Each 2007 Named Officer's stock option award was granted under, and is subject to the terms of, the 2000 Plan. The Plan is administered by the Compensation Committee, and the Compensation Committee has the ability to interpret and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding stock options to reflect the corporate transactions described above, and making provision to ensure that participants satisfy any required withholding taxes. The 2007 Named Officers are not entitled to any dividend equivalent rights on their stock option award, and stock option awards are generally only transferable to a beneficiary of a 2007 Named Officer upon his death or as approved by the Compensation Committee.

        Fiscal Year 2007 Year Bonus Opportunity.    As discussed in more detail in the Compensation Discussion and Analysis, in order for any incentive opportunity to be earned by our 2007 Named Officers (other than Mr. Eric Lidow or Ms. Pahl) for fiscal year 2007, the Company was required to achieve a pre-established earnings per share threshold established for the applicable incentive period. In light of Mr. Eric Lidow's position with the Company at that time, he was not considered for an annual incentive opportunity. Linda Pahl became an executive officer of the Company on July 1, 2007, and thus her bonus opportunity for fiscal year 2007 was determined by Company management in accordance with Company practices for the establishment of bonuses for senior officers of the Company.

        For our 2007 fiscal year, Alex Lidow had a maximum annual incentive compensation opportunity equal to 120% of his base salary, while Messrs. Briere, Dancer, McGee, Grant and Lifsey had a target annual incentive opportunity equal to 70% of their respective base salaries and a maximum annual incentive compensation opportunity equal to 120% of their base salaries. Ms. Pahl had a target annual incentive opportunity equal to 50% of her base salary and a maximum annual incentive compensation opportunity equal to 60% of her base salary. For Mr. Alex Lidow, the amount payable, if any, is determined in the discretion of the Compensation Committee but in no event would such bonus exceed the established maximum amount. For Messrs. Briere, Dancer, McGee, Grant and Lifsey, each 2007 Named Officer's incentive opportunity would become earned for the first semi-annual period based on quantitative financial performance measures tied to revenue, gross margin growth, SG&A objectives and individual performance objectives that were established for that period and each 2007 Named

Officer's incentive opportunity would become earned for the second semi-annual period based on quantitative financial performance measures tied to revenue, gross margin growth, SG&A objectives and individual performance objectives that were established for that period. For Ms. Pahl, Ms. Pahl's incentive opportunity would become earned for each semi-annual period based on financial performance measures and individual performance objectives that were established for each period. The Grants of Plan Based Awards table above for Alex Lidow shows the potential amount that would have been payable for our fiscal year 2007 in respect of Alex Lidow's annual incentive had he been awarded his maximum award. The Grants of Plan Based Awards table above for each other 2007 Named Officer (other than Eric Lidow) shows the potential amount that was payable for our two 2007 semi-annual incentive periods in respect of these 2007 Named Officers' incentive opportunities, assuming the applicable performance measures were each attained at target and maximum performance levels and, for each 2007 Named Officer other than Ms. Pahl, and that the applicable earnings per share threshold established by the Compensation Committee was met. Alex Lidow did not receive an incentive bonus for fiscal year 2007. For Messrs. Briere, Dancer, McGee and Grant, because the Company did not achieve the applicable performance measures for the second semi-annual incentive period, no bonuses were earned by such 2007 Named Officers for such period. In addition, as a result of Mr. Lifsey's resignation prior to the last day of the second quarter of fiscal year 2007, Mr. Lifsey received a pro-rated bonus for the portion of the first semi-annual incentive period during which he served as an employee. Mr. Lifsey was not eligible for a bonus for the second semi-annual incentive period during fiscal year 2007. The actual amounts paid in respect of the 2007 Named Officers' incentive opportunities for the Company's fiscal year 2007 are reported in the "non-equity incentive plan compensation" column of the "Summary Compensation Table—Fiscal Year 2007" above.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED JUNE 30, 2007

        The following table presents information regarding the outstanding equity awards held by each 2007 Named Officer as of the end of our 2007 fiscal year.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable(1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date(3) (f)	Number of Shares or Units of Stock That Have Not Vested (#)(4) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Alexander Lidow	139,000 220,000 150,000 150,000 150,000 16,667 0	0 0 0 0 0 33,333 115,000		11.375 63.88 34.85 45.79 40.10 48.10 35.30	6/13/2009 8/28/2010 8/21/2011 3/5/2009 8/26/2010 8/30/2010 8/30/2011	0	0	0	0

Linda Pahl	800 2,000 4,000 5,775 1,667 0 0	0 0 0 0 3,333 4,000 3,700		41.875 54.125 59.35 45.79 41.53 35.30 38.51	2/28/2010 6/26/2010 6/10/2011 3/5/2009 4/9/2011 8/30/2011 4/2/2012	0	0	0	0

Eric Lidow	94,000 200,000 100,000 100,000 100,000 100,000	0 0 0 0 0 0		12.625 33.875 63.88 34.85 45.79 40.10	7/6/2009 1/27/2010 8/28/2010 8/21/2011 3/5/2009 8/26/2010	0	0	0	0

Michael Briere	25,000 12,000 10,000 10,000 5,000 0 0	0 0 0 20,000 10,000 35,000 20,000		52.29 45.25 43.49 48.10 41.74 35.30 38.51	11/23/2010 3/8/2011 3/28/2010 8/30/2010 3/28/2011 8/30/2011 4/2/2012	666	24,815	0	0

Donald R. Dancer	31,000 10,000 3,250 30,000 15,000 10,000 3,334 1,667 5,000 0 0	0 0 0 0 0 0 6,666 3,333 10,000 35,000 20,000		21.74 25.35 19.49 40.10 45.25 43.49 48.10 34.69 41.74 35.30 38.51	8/27/2009 11/24/2009 3/10/2010 8/26/2010 3/8/2011 3/28/2010 8/30/2010 11/20/2010 3/28/2011 8/30/2011 4/2/2010	666	24,815	0	0

Michael McGee	50,000 50,000 25,000 65,000 100,000 10,000 10,000 17,500 30,000 26,000 10,000 3,334 5,000 0 0	0 0 0 0 0 0 0 0 0 0 0 6,666 10,000 35,000 20,000	41.875 63.88 59.35 34.85 45.79 21.74 25.35 19.49 40.10 45.25 43.49 48.10 41.74 35.30 38.51	2/28/2010 8/28/2010 6/10/2011 8/21/2011 3/5/2009 8/27/2009 11/24/2009 3/10/2010 8/26/2010 3/8/2011 3/28/2010 8/30/2010 3/28/2011 8/30/2011 4/2/2012	666	24,815	0	0

Robert Grant	25,000 25,000 25,000 25,000 7,296 65,000 50,000 100,000 5,000 2,500 7,864 19,736 30,000 26,000 33,291 10,000 3,334 5,000 0 0	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 0 6,666 10,000 35,000 20,000	63.88 37.19 43.84 59.35 33.99 34.85 38.09 45.79 21.74 25.35 19.49 27.09 40.10 45.25 34.27 43.49 48.10 41.74 35.30 38.51	8/28/2010 11/19/2010 2/19/2011 6/10/2011 7/2/2011 8/21/2011 11/18/2011 3/5/2009 8/27/2009 11/24/2009 3/10/2010 6/5/2010 8/26/2010 3/8/2011 8/24/2014 3/28/2010 8/30/2010 3/28/2011 8/30/2011 4/2/2012	666	24,815	0	0

Walter Lifsey	3,000 8,000 12,000 25,000 10,000 10,000 40,000 100,000 20,000 20,000 40,000 50,000 10,000 10,000 3,334	0 0 0 0 0 0 0 0 0 0 0 0 0 0 0	10.25 20.75 41.875 37.19 59.35 34.85 45.79 45.550 21.740 25.35 19.49 40.10 45.25 43.49 48.100	9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008 9/30/2008

(1)
All exercisable options are currently vested.

(2)
All unexercisable options are currently unvested. Subject to each 2007 Named Officer's continued employment, these options ordinarily become vested over a three-year period, with one-third of each option grant becoming vested on each of the first three anniversaries of the grant date. As described in the "Potential Payments Upon Termination or Change in Control—Fiscal Year 2007" section below, all or a portion of each option grant may vest earlier in connection with a change in control.

(3)
The expiration date shown is the normal expiration date and the latest date that options may be exercised. Options may terminate earlier in certain circumstances, such as in connection with a 2007 Named Officer's termination of employment or in connection with certain corporate transactions, including a change in control.

(4)
The restricted stock unit awards granted to Messrs. Briere, Dancer, McGee, and Grant becomes vested in three substantially equal annual installments on the first three anniversaries of the grant date, subject to the 2007 Named Officer's continued employment through each vesting date.

(5)
The aggregate market value of outstanding restricted stock unit awards is based on the closing price of the Company's common stock on June 30, 2007, which was the last trading day of the 2007 fiscal year.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2007

        The following table presents information regarding the exercise of stock options by the 2007 Named Officers during our 2007 fiscal year, and on the vesting during our 2007 fiscal year of restricted stock unit awards held by the 2007 Named Officers.

	Option Awards		Stock and Unit Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(2) (e)
Alexander Lidow	—	—	—	—
Linda Pahl	—	—	—	—
Eric Lidow	160,000	3,032,766	—	—
Michael Briere	—	—	334	11,790
Donald R. Dancer	13,750	295,644	334	11,790
Michael McGee	—	—	334	11,790
Robert Grant	10,900	239,728	334	11,790
Walter Lifsey	—	—	334	11,790

(1)
The dollar amounts shown for stock options in Column (c) above equal the differences between (i) the per-share closing price of our common stock on the exercise date and (ii) the exercise price of those options.

(2)
The dollar amounts shown for restricted stock unit awards in Column (e) above are determined by multiplying (i) the number of shares of restricted stock units becoming vested by (ii) the per-share closing price of our common stock on the vesting date.

NON-QUALIFIED DEFERRED COMPENSATION PLAN TABLE—FISCAL YEAR 2007

        The following table sets forth summary information regarding contributions to and account balances under the Company's DCP, for and as of the last day of the 2007 fiscal year.

Name	Executive Contributions in last FY ($)(1)	Registrant Contributions in last FY ($)(2)	Aggregate Earnings in last FY ($)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at Last FYE ($)
Alexander Lidow	—	—	—	—	—
Linda Pahl	—	—	—	—	—
Eric Lidow	—	—	—	—	—
Michael Briere	166,143	—	27,993	—	303,250
Donald R. Dancer	—	—	—	—	—
Michael McGee	—	—	—	—	—
Robert Grant	250,743	—	86,271	—	676,917
Walter Lifsey	—	—	—	—	—

(1)
Reflects base salary amounts earned by the 2007 Named Officers during fiscal year 2007 and contributed to the DCP by the 2007 Named Officers during fiscal year 2007. Accordingly, these amounts are also included in Column (c) of the "Summary Compensation Table—Fiscal Year 2007" above.

(2)
There were no Company contributions or individual withdrawals or distributions with respect to any of the 2007 Named Officers under the DCP during fiscal year 2007.

        The Company maintains the DCP which became effective July 5, 2004. Under the DCP, select employees who satisfy certain eligibility requirements, including each of the 2007 Named Officers, and members of the Board may make annual irrevocable elections to defer up to 75% of their base salary, 100% of their bonus, 100% of their cash compensation earned under any Company incentive plans or 100% of their director fees to be earned during the following fiscal year. In addition, the Company may make discretionary contributions.

        Account balances are credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by the Company. Participants are at all times 100% vested in the amounts credited to their deferral accounts with respect to their deferrals. Amounts credited with respect to discretionary Company contributions are subject to vesting requirements, if any, imposed on such amounts by the Company. Participants will be eligible to receive distributions of the amounts credited to their accounts at or after their termination of employment, retirement, disability, death, change in control of the Company or upon another previously determined scheduled distribution date, in a lump sum or installments pursuant to elections made under the rules of the DCP. For the 2007 Named Officers, Section 409A of the Code requires that distributions may not occur earlier than six months following the 2007 Named Officer's termination of employment. The DCP is not funded by the Company, and participants have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance to offset this liability. The Company did not make any discretionary contributions under the DCP during fiscal year 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL—FISCAL YEAR 2007

        The following section describes the benefits that may become payable to the 2007 Named Officers in connection with certain terminations of their employment with the Company and/or a change in control of the Company. For Michael Briere, Michael McGee and Robert Grant, the following section also describes the benefits that have become payable, if any, to such executive in connection with the termination of the respective executive officer's termination with the Company on December 31, 2007,

July 1, 2007, and July 1, 2007, respectively. For Alex Lidow, Eric Lidow and Linda Pahl, who are also 2008 Named Officers, the section entitled Potential Payments Upon Termination or Change in Control—Fiscal Year 2008 also describes the benefits that have become payable to each executive in connection with the termination of their employment with the Company during fiscal year 2008. For Mr. Lifsey, the following section describes the benefits that became payable to Mr. Lifsey in connection with his resignation on October 9, 2006.

        In addition to the termination benefits described below, outstanding equity based-awards held by our 2007 Named Officers may also be subject to accelerated vesting in connection with certain changes in control of the Company under the terms of the Company's equity incentive plans. For purposes of this section, for the 2007 Named Officers we have calculated the value of any option or restricted stock or unit award that may be accelerated in connection with a change in control of the Company to be the full value of such award (i.e., the full "spread" value for option awards and the full price per share of the common stock for stock and unit awards on June 30, 2007, which was the last trading day of the 2007 fiscal year).

        In addition to the benefits described below, upon a 2007 Named Officer's retirement or other termination of employment or certain changes on control of the Company, the 2007 Named Officer may receive a payout of his or her nonqualified deferred compensation balance under the Company's DCP (unless the officer has elected to receive his account balance in installments). Please see the "Non-qualified Deferred Compensation—Fiscal Year 2007" table above and related discussion of the Company's DCP for a description of these deferred compensation payments.

Named Officers other than Mr. Lifsey

        As of the last day of fiscal year 2007, none of our 2007 Named Officers (other than Mr. Lifsey) were parties to any contract, plan or arrangement that would have provided the 2007 Named Officer with any severance or other payments at, following or in connection with, a termination of employment with the Company.

        Upon the termination of Mr. McGee's and Mr. Grant's employment with the Company effective July 1, 2007, neither executive was a party to any termination or other agreement and neither was entitled to any severance or other benefits in addition to the payment of accrued but unpaid obligations, such as earned but unpaid base salary and vacation. Upon Mr. Briere's voluntary resignation from the Company effective December 31, 2007, Mr. Briere was not entitled to receive any severance benefits under his Severance Agreement and was not a party to any other agreement that provided for severance benefits upon his resignation in addition to the payment of accrued but unpaid obligations, such as earned but unpaid base salary and vacation. The Company entered into a consulting agreement between the Company and Mr. Briere dated May 26, 2008, pursuant to which Mr. Briere agrees to provide the Company with consulting services relating to the R&D activities of the Company for a fee of $36,000 per month and a term of up to six months.

Estimated Severance and Change in Control Benefits—Fiscal Year 2007

        As described above, as of the last day of fiscal year 2007, none of our 2007 Named Officers who were employed by the Company on the last day of fiscal year 2007 (other than Mr. Lifsey) were parties to any contract, plan or arrangement that would have provided the 2007 Named Officer with any severance or other payments at, following or in connection with a termination of employment with the Company. However, they would have been entitled to accelerated vesting of their outstanding stock options and restricted stock units in connection with a change in control of the Company. Therefore, the following table lists the estimated value to the 2007 Named Officers (other than Mr. Lifsey) of the accelerated vesting if a change in control of the Company had occurred on July 1, 2007.

Name	Estimated Total Value of Equity Acceleration ($)(1)
Alexander Lidow	4,184,915
Linda Pahl	7,840
Eric Lidow	3,233,690
Michael Briere	93,415
Donald R. Dancer	764,237
Michael McGee	835,340
Robert Grant	823,047

    (1)
    This column represents the intrinsic value of the 2007 Named Officer's awards that would accelerate upon a change in control of the Company. For options, this amount is calculated by multiplying the amount (if any) by which $37.26 (the closing price of our common stock on June 29, 2007, the last trading day of our 2007 fiscal year) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option. For restricted stock units, this amount is calculated by multiplying $37.26 by the number of restricted stock units subject to the accelerated portion of the award.

Walter Lifsey

        In connection with Mr. Lifsey's termination of employment, the Company entered into a transition and general release agreement with Mr. Lifsey effective October 9, 2006 (the "Transition Agreement"). Under the terms of the Transition Agreement, Mr. Lifsey agreed to provide consulting services to the Company through December 29, 2006. During this consulting period, the Company agreed to continue to pay Mr. Lifsey his base salary. In addition, the Company agreed to reimburse Mr. Lifsey for premiums charged to continue medical coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act ("COBRA") for the six month period following his resignation. In addition, at the end of the consulting period, Mr. Lifsey became entitled to receive a lump sum severance payment in an amount equal to 12 months base salary. Mr. Lifsey was also eligible to receive a pro-rated bonus payment for his contributions during the first half of fiscal year 2007. Further, the Transition Agreement provides that Mr. Lifsey's stock options continued to vest through December 29, 2006 and the options would remain exercisable until December 28, 2007, at which time any options not exercised by December 28, 2007 would expire. On November 29, 2007, the Compensation Committee extended the December 28, 2007 expiration date of the options to September 30, 2008. In addition, Mr. Lifsey agreed not to compete with the Company for the one-year period following his resignation. If he did not compete with the Company during this one-year period, he would receive an additional lump sum payment equal to 12 months base salary. Mr. Lifsey also agreed not to solicit for employment by a competitor of the Company any of the Company's employees and to a release in favor of the Company. Mr. Lifsey received payments under the Transition Agreement of $942,745 in the aggregate, which represents all of the payment due to him under the Transition Agreement.

SUMMARY COMPENSATION TABLE—FISCAL YEAR 2008

        The following table presents information regarding compensation of our 2008 Named Officers for services rendered during fiscal year 2008.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)		Non-Equity Incentive Plan Compensation ($)(3) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($)(4) (i)	Total ($) (j)
Oleg Khaykin, Chief Executive Officer	2008	245,192	8,000	866,525	961,055		—	—	42,077	2,122,849

Peter Knepper, acting Chief Financial Officer	2008	154,138	—	—	—		—	—	191,139	345,277

Donald R. Dancer Executive Vice President, General Counsel and Secretary	2008	436,809	628,487	380,033	535,011		—	—	32,941	2,013,281

Michael Barrow, Executive Vice President and Chief Operations Officer	2008	74,038	—	—	—		—	—	1,743	75,781

Alexander Lidow, Former Chief Executive Officer(4)	2008	206,154	—	—	3,748,034	(8)	—	—	153,071	4,107,259

Linda Pahl, Former Chief Financial Officer (5)	2008	486,001	163,882	—	39,228		—	—	257,471	946,582

Eric Lidow Former Chairman of the Board(4)	2008	564,726	—	—	525,308		—	—	1,633,692	2,723,726

Marc Rougee, Former Executive Vice President, Operations(6)	2008	310,262	102,664	—	125,509		—	—	702,286	1,240,721

(1)
For Mr. Khaykin, the amount reported in Column (d) above represents the signing bonus that became payable to Mr. Khaykin upon entering in to an employment agreement with the Company. For Mr. Dancer, the amount reported in Column (d) above represents the aggregate bonuses that were paid Mr. Dancer under the terms of his letter agreement with the Company and the aggregate bonuses paid to Mr. Dancer in respect of the first and second semi-annual incentive periods of fiscal 2008. For Ms. Pahl, the aggregate amount reported in Column (d) represents the aggregate guaranteed quarterly bonuses paid to Ms. Pahl under the terms of letter agreement with the Company and the aggregate bonuses that were paid to Ms. Pahl in respect of the first and second semi-annual incentive periods of fiscal 2008. For Mr. Rougee, the amount reported in Column (d) above represents the aggregate retention and discretionary bonuses that were paid to Mr. Rougee during the 2008 fiscal year.

(2)
The amounts reported in Column (e) and (f) above reflect the aggregate dollar amounts recognized for option and restricted stock unit awards for financial statement reporting purposes with respect to fiscal year 2008 (disregarding any estimate of forfeitures related to service-based vesting conditions).

  No stock options or stock awards were granted in fiscal year 2008. However, for financial statement reporting purposes under SFAS No. 123(R), the Company was required to recognize a compensation charge in fiscal year 2008 with respect to the stock options and restricted stock unit awards that the Company had committed to grant to Messrs. Khaykin and Dancer under the terms of their respective employment agreement or letter agreement (as applicable) on the third business day after the Company again becomes current in its financial reporting obligations to the SEC. Even though these stock options and restricted stock units were not granted in fiscal year 2008, the Company was required to recognize a compensation charge under SFAS No. 123(R) with respect to these awards in fiscal year 2008 because the Company agreed to provide Messrs. Khaykin and Dancer with vesting credit for their service during fiscal year 2008 on the date the respective awards are granted. See "Grants of Plan Based Awards In Fiscal Year 2008" below for a description of the vesting terms of these awards. With respect to Mr. Khaykin's awards, the Company is accounting for the option awards in accordance with SFAS No. 123(R) by measuring the fair value of the option awards at each reporting period from March 1, 2008 until the date the options are granted and the Company is accounting for the restricted stock units by measuring their fair value on March 1, 2008. The Company estimated the value of the option awards for Mr. Khaykin by using the Black-Scholes options pricing model with the following assumptions: (i) an expected life of the award of 5 years; (ii) an annual interest rate of 3.36%; (iii) Company stock price volatility of 43.56%; and (iv) an annual dividend yield on the Company's common stock of 0.0%. As a result, the Company estimates that it will record a total compensation expense in fiscal year 2008 of $1.8 million with respect to these future awards to Mr. Khaykin. With respect to Mr. Dancer's awards, the Company is accounting for the option awards in accordance with SFAS No. 123(R) by measuring the fair value of the option awards at each reporting period from October 29, 2007 until the date the options are granted and the Company is accounting for the restricted stock units by measuring their fair value on October 29, 2007. The Company estimated the value of the option awards for Mr. Dancer by using the Black-Scholes options pricing model with the following assumptions: (i) an expected life of the award of 3.5 years; (ii) an annual interest rate of 2.92%; (iii) Company stock price volatility of 43.56%; and (iv) an annual dividend yield on the Company's common stock of 0.0%. As a result, the Company estimates that it will record a total compensation expense in fiscal year 2008 of $0.9 million with respect to these future awards to Mr. Dancer. The Company applied different expected life and interest rate assumptions for Mr. Dancer's options than those that were used for Mr. Khaykin's options to reflect the different duration of the options and the interest rate market conditions at the time of the Company's commitment to grant each of the awards. The actual compensation expense the Company will record with respect to these future awards to Mr. Khaykin and Mr. Dancer will be determined following the grant date to reflect the actual exercise price and terms upon grant and therefore may differ from the estimates set forth above.

  For a discussion of the assumptions and methodologies used to calculate the amounts reported as to the option and restricted stock unit awards granted to the 2008 Named Officers in prior years, please see the discussion of option awards contained in Stock-Based Compensation Plan notes to the Company's Consolidated Financial Statements contained in the Company's Consolidated Financial Statements filed on Form 10-Ks for prior fiscal years, each of which notes is incorporated herein by reference.

  In addition, of the total amount reported in Column (f) for Mr. Alex Lidow, $2,368,981 is attributable to the extension of the date by which Mr. Lidow may exercise his option awards following the termination of his employment and $819,919 is attributable to the accelerated vesting of his option awards upon his termination of employment. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the modification of Mr. Alex Lidow's option awards.

(3)
The amount reported in Column (i) for Mr. Khaykin consists of relocation expenses ($19,134); tax planning services ($7,067); attorneys' fees incurred in connection with Mr. Khaykin's employment agreement ($15,000); and life insurance premiums ($876). The amount reported for Mr. Knepper consists of premiums for life insurance ($292). Between January 2008 and April 17, 2008 (and prior to the date that Mr. Knepper became an employee of the Company), the Company engaged the services of Tatum LLC, an executive outsourcing company ("Tatum"), to provide the Company with certain financial support services. Mr. Knepper, who was an employee of Tatum during such time, provided such services to the Company on behalf of Tatum. Pursuant to the terms of Tatum's agreement with Mr. Knepper, Mr. Knepper was entitled to receive 70% of the amount received by Tatum in connection with his services to the Company (following a 5% administrative fee for Tatum). Therefore, the amount reported for Mr. Knepper also includes $190,847, which is the amount that Mr. Knepper received from Tatum in connection with his services to the Company. The amount reported for Mr. Dancer consists of an automobile allowance; premiums for life insurance ($1,527); and paid time off in excess of the Company threshold ($24,694). The amount reported for Mr. Barrow consists of relocation expenses ($1,585). The amount reported for Mr. Alex Lidow consists of an automobile allowance; personal storage; premiums for life insurance ($584); and final payout of accrued but unpaid time-off in connection with his termination of employment ($146,904). The amount reported for Ms. Pahl consists of a matching contribution under the Company's 401(k) plan ($3,000); premiums for life insurance ($788); medical benefits under COBRA ($2,762); paid time-off in excess of Company threshold ($6,393); final payout of accrued by unpaid time-off in connection with her termination of employment ($39,028); and consulting fees paid to Ms. Pahl through Pahl Consulting, Inc. pursuant to the terms of the Consulting Agreement entered into with the Company upon her resignation from the Company ($205,500). The amount reported for Mr. Eric Lidow consists of an automobile allowance; personal driver services through his date of retirement; paid time-off in excess of Company annual threshold ($82,504); final payment of accrued by unpaid time-off in connection with his retirement and termination of employment ($103,997); premiums for life insurance ($4,946) through his date of retirement; the estimated cost of providing continued medical and life insurance benefits for the remainder of his life and the estimated cost of providing continued medical and life insurance benefits to his spouse for the reminder of her life ($553,256); and the estimated cost of providing Mr. Lidow with an office space, an assistant and a personal driver for the remainder of his life ($877,930). The amount reported for Mr. Rougee consists of matching contribution under the Company's 401(k) plan ($3,000); premiums for life insurance ($1,114); paid time-off in excess of Company annual threshold ($1,140); final payout of accrued by unpaid time-off in connection with his termination of employment ($37,032); and severance payment ($660,000).

(4)
Messrs. Alex Lidow and Eric Lidow served on the Company's Board during fiscal year 2008, but did not receive any separate compensation for their service on the Board. Mr. Alex Lidow resigned as CEO and as a director effective October 2, 2007. Mr. Eric Lidow retired from the Company and resigned as the Chairman of the Board and as a director effective May 1, 2008.

(5)
Ms. Pahl resigned from the Company effective April 16, 2008. The Company entered into a Consulting Agreement with Ms. Pahl's consulting company (of which she is the principal) on that date.

(6)
Mr. Rougee resigned from the Company effective May 30, 2008.

Compensation of 2008 Named Officers

        The "Summary Compensation Table—Fiscal Year 2008" above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers during our 2008 fiscal year. The primary elements of each 2008 Named Officer's total compensation reported in the table are base salary, retention bonuses, and an annual incentive compensation opportunity. Named Officers also earned or were paid the other benefits listed in Column (i) of the "Summary Compensation Table—Fiscal Year 2008," as further described in footnote (3) to the table.

        The Summary Compensation Table—Fiscal Year 2008 should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each 2008 Named Officer's base salary and the retention bonuses received by each 2008 Named Officer, if any, is provided immediately following this paragraph. The Grants of Plan-Based Awards in Fiscal Year 2008 table, and the description of the 2008 Named Officers' annual incentive compensation opportunity that follows it, provides information regarding the incentive bonus opportunities awarded to Named Officers during our 2008 fiscal year. The Outstanding Equity Awards at Fiscal Year Ended June 29, 2008 and Option Exercises and Stock Vested in Fiscal Year 2008 tables provide further information on the 2008 Named Officers' potential realizable value and actual value realized with respect to their equity awards. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our 2008 Named Officers under certain circumstances.

Description of Employment Agreements, Salary and Bonus Amounts of 2008 Named Officers

        We have entered into an employment agreement with Mr. Khaykin, and employment letter agreements with each of Messrs. Dancer, Knepper, Barrow and Rougee and Ms. Pahl. We had also entered into an employment agreement with Mr. Eric Lidow that terminated upon his retirement and termination of employment. Provisions relating to post-termination of employment benefits are discussed below "Potential Payments upon Termination of Change in Control—Fiscal Year 2008."

        Mr. Khaykin.    The Company and Mr. Khaykin, the Company's CEO, are parties to an employment agreement dated February 6, 2008, providing for Mr. Khaykin to become the Company's President and CEO effective March 1, 2008. Mr. Khaykin's agreement generally provides for a three-year term, with annual renewals for up to four additional years unless either party provides a timely written notice of non-renewal. Mr. Khaykin's agreement provides that Mr. Khaykin's base salary shall be $750,000 annually, Mr. Khaykin will have a target annual incentive bonus opportunity equal to 100% of his base salary and Mr. Khaykin will receive a one-time signing bonus equal to $575,000 less the amount of the fiscal year 2007 bonus he receives from his prior employer; Mr. Khaykin received $567,000 from his prior employer and is entitled to receive $8,000 from the Company on account of the signing bonus. Mr. Khaykin will also receive stock options and restricted stock units granted under the 2000 Plan in such amounts and on such terms set forth in Mr. Khaykin's agreement and described above under "Fiscal Year 2008 Executive Compensation Program Elements—Long-Term Incentive Awards" on the third trading day on the NYSE that follows the day on which the Company is again current in its financial statement reporting obligations to the SEC. Under Mr. Khaykin's agreement, the Company agreed to appoint Mr. Khaykin to the Company's Board promptly following March 1, 2008. In connection with any expiration of the term of Mr. Khaykin's Board seat during his period of employment with the Company, the Company has agreed to re-nominate Mr. Khaykin to the Board at the related annual meeting of the Company's stockholders. Mr. Khaykin's agreement also provides Mr. Khaykin with severance payments and benefits upon his termination of employment. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of these benefits.

        Mr. Dancer.    On October 29, 2007, the Company and Mr. Dancer entered into a letter agreement in connection with his promotion to Acting CEO and to reflect Mr. Dancer's new position as Chief Administrative Officer. Under the terms of the letter agreement, which was subsequently amended on March 6, 2008, Mr. Dancer is provided with a minimum annual base salary of $450,000 effective as of August 28, 2007, which may be increased by the Company from time to time in its discretion, but not be decreased below the initial amount specified in his letter. His annual target bonus is 75% of his base salary. Mr. Dancer also received a one-time cash incentive award of $100,000 upon entering into the letter agreement and he received a one-time special cash bonus of $400,000 payable on, or within ten business days after, March 1, 2008. In addition, he will be granted 75,000 options and an award of vested restricted stock units in such amounts and on such terms set forth in Mr. Dancer's letter agreement and described above under "Fiscal Year 2008 Executive Compensation Program Elements—Long-Term Incentive Awards" on the third trading day on the NYSE that follows the day on which the Company is again current in its financial statement reporting obligations to the SEC.

        The Company and Mr. Dancer amended the letter agreement on March 6, 2008 to supplement its terms in connection with Mr. Dancer stepping down from his position as Acting CEO when Mr. Khaykin became the Company's President and CEO. Pursuant to the amended letter agreement, in addition to Mr. Dancer's base salary, annual bonus opportunity and the special cash bonus Mr. Dancer became entitled to receive on March 1, 2008, Mr. Dancer will receive: (i) a one-time cash retention payment of $600,000 if he is employed by the Company on September 1, 2008 and (ii) a one-time cash retention payment of $400,000 if he is employed by the Company on March 1, 2009. If Mr. Dancer's employment terminates for any reason before September 1, 2008, he will receive a prorated portion of the $600,000 retention payment based on the number of days served between March 1, 2008 and September 1, 2008. Further, in addition to the award of stock options and restricted stock units contemplated by the letter agreement, Mr. Dancer will be entitled to receive equity awards on a basis that is consistent with the level and terms of equity awards provided to other executive officers of the Company, subject to the discretion of the Compensation Committee. The letter agreement (as amended) also provides Mr. Dancer with severance payments and benefits upon his termination of employment. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of these benefits.

        Mr. Knepper.    The Company and Mr. Knepper entered into a letter agreement providing for Mr. Knepper to become the Company's Acting CFO effective April 16, 2008. The offer letter provides that Mr. Knepper's base salary shall be $63,000 per month and Mr. Knepper will have a target annual incentive bonus opportunity equal to 35% of his base salary. Mr. Knepper's employment with the Company is on an "at will" basis, and can be terminated by the Company or Mr. Knepper for any reason at any time. The letter agreement also provides Mr. Knepper with severance payments upon his termination of employment in certain circumstances. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of these benefits.

        Mr. Barrow.    On March 28, 2008, the Company entered into a letter agreement providing for Mr. Barrow to become the Company's Executive Vice President and Chief Operations Officer effective April 1, 2008. Mr. Barrow's agreement provides that Mr. Barrow's base salary shall be $350,000 annually and Mr. Barrow will have a target annual incentive bonus opportunity equal to 70% of his base salary. Mr. Barrow will also receive stock options and restricted stock units under the 2000 Plan in such amounts and on such terms set forth in Mr. Barrow's agreement and described above under "Fiscal Year 2008 Executive Compensation Program Elements—Long-Term Incentive Awards" on the third trading day on the NYSE that follows the day on which the Company is again current in its financial statement reporting obligations to the SEC. Mr. Barrow is also entitled to a car allowance and relocation benefits.

        Ms. Pahl.    On March 6, 2008, the Company entered into a letter agreement with Ms. Pahl to provide her with additional incentives to reflect her increased responsibilities in connection with the reconstruction and restatement of the Company's financial statements and other transition matters. This letter agreement provides for: (i) a bonus payment of $100,000, if Ms. Pahl is an employee in good standing with the Company on June 2, 2008, or if her employment is terminated by the Company for any reason other than cause prior to June 2, 2008, in each case conditioned upon the Company completing its pending financial restatement by that time; (ii) an enhanced severance payment equal to one year's base pay, in lieu of any other severance benefit from the Company, if Ms. Pahl's employment is terminated following June 2, 2008 for any reason other than by the Company for cause; and (iii) an increase in Ms. Pahl's quarterly incentive bonus from $25,000 to $35,000 effective February 1, 2008, with the quarterly incentive bonus pro-rated for any partial quarter Ms. Pahl serves as the Company's Acting CFO. Additionally, the letter agreement provides that if the Company appoints another person to serve as the Company's CFO, the Company will appoint Ms. Pahl to the position of Senior Vice President—Finance rather than return Ms. Pahl's to her position immediately prior to her service as the Company's Acting CFO. Further, following Ms. Pahl's service as the Company's Acting CFO, Ms. Pahl may elect to become a part-time employee for a minimum of ninety days to assist in any transition, with compensation to be determined by good faith agreement of the parties at the beginning of any such service. Ms. Pahl resigned from the Company effective April 16, 2008 and entered into a Consulting Agreement with the Company on that date. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of the severance benefits that became payable to Ms. Pahl upon her resignation.

        Mr. Eric Lidow.    Mr. Eric Lidow was employed by the Company pursuant to the terms of an employment agreement, which terminated upon Mr. Lidow's retirement on May 1, 2008. The employment agreement for Mr. Eric Lidow provided for a minimum base salary of $500,000. Mr. Lidow entered into a Separation Agreement with the Company on his retirement date. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of the severance benefits that became payable to Mr. Lidow upon his retirement.

        Mr. Alex Lidow.    Mr. Alex Lidow was not party to an employment or other agreement with the Company. Mr. Lidow's base salary and bonus opportunity was determined as described above under "Fiscal Year 2008 Executive Compensation Program Elements—Base Salary" and "—Short Term Incentive Compensation Opportunity." Mr. Lidow resigned from the Company effective October 2, 2007 and entered into a Separation Agreement with the Company on that date. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of the severance benefits that became payable to Mr. Lidow upon his resignation.

        Mr. Rougee.    Mr. Rougee and the Company entered into an offer letter on October 29, 2007 in connection with his promotion to Executive Vice President, Operations. The offer letter provides that Mr. Rougee's annual base salary shall be $330,000 and Mr. Rougee will have a target annual incentive bonus opportunity for the 2008 fiscal year equal to 70% of his base salary with a maximum of 120% of his base salary. Mr. Rougee will also receive stock options and restricted stock units under the 2000 Plan in such amounts and on such terms set forth in Mr. Rougee's agreement and described above under "Fiscal Year 2008 Executive Compensation Program Elements—Long-Term Incentive Awards" on the third trading day on the NYSE that follows the day on which the Company is again current in its financial statement reporting obligations to the SEC. In addition, in the first quarter of fiscal year 2008, Mr. Rougee was awarded a retention bonus of $25,000 in recognition of Mr. Rougee's additional responsibilities undertaken by Mr. Rougee in support of the CEO functioning as principal manufacturing officer while a search to fill that position was underway and was also awarded a bonus of $25,000 in October 2008 for similar reasons. Mr. Rougee resigned from the Company effective May 30, 2008 and entered into a Separation Agreement with the Company on that date. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of the severance benefits that became payable to Mr. Rougee upon his resignation.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2008

        The Company did not grant any "plan-based" awards in fiscal year 2008.

        As discussed above under the heading "Compensation Discussion and Analysis—Fiscal Year 2008 Executive Compensation Program Elements," the Compensation Committee did not establish a short-term incentive program for the 2008 fiscal year. Instead, for the 2008 fiscal year, the Compensation Committee awarded discretionary bonuses for certain of the 2008 Named Officers based on the factors identified in the "Compensation Discussion and Analysis—Fiscal Year 2008 Executive Compensation Program Elements" section under the heading "Short-Term Incentive Compensation Opportunity."

        As explained above in the "Compensation Discussion and Analysis—Fiscal Year 2008 Executive Compensation Program Elements" section under the heading "Long-Term Equity Incentive Awards," because the Company was not current in its financial statement reporting obligations to the SEC at the time it has historically granted annual equity-based award grants, the Compensation Committee determined that it was advisable to delay the annual grants for the 2008 fiscal year, including the semi-annual grants and any grants in connection with promotions and special events, until the Company again became current in its reporting obligations to the SEC. In order to provide retention incentives, however, in fiscal year 2008 the Compensation Committee approved binding commitments to grant stock options and restricted stock units to certain of our 2008 Named Officers as described below. These awards will be granted on the third business day after the Company again becomes current in its financial reporting obligations to the SEC or, if such date is within 15 days prior to the close of a fiscal quarter or is subsequent to the close of a fiscal quarter but prior to the filing with the SEC of the Company's periodic or annual report on Form 10-Q or 10-K for such quarter, on the third business day following such filing with the SEC (the "Scheduled Grant Date"). The Scheduled Gant date did not occur in the 2008 fiscal year and these commitments remained outstanding at the 2008 fiscal year-end.

        The following table sets forth the number of shares of Company common stock subject to the options and restricted stock unit awards the Company committed in fiscal year 2008 to grant to each of the following 2008 Named Officers on the Scheduled Grant Date:

Name	Number of Options	Number of Restricted Stock Units
Oleg Khaykin(1)	750,000	250,000
Donald R. Dancer(2)	75,000	(3)
Michael Barrow(4)	75,000	25,000
Linda Pahl(5)	20,000	6,000
Marc Rougee(5)	20,000	—

    (1)
    Mr. Kahykin's options will vest and become exercisable and the restricted stock units will vest and become payable in five substantially equal installments on each of the first five anniversaries of March 1, 2008 (the date Mr. Khaykin's employment commenced), subject to his continued employment. See "Potential Payments Upon Termination Or Change In

      Control—Fiscal Year 2008" below for the effect of a change in control prior to the Scheduled Grant Date on Mr. Khaykin's awards.

    (2)
    Mr. Dancer's options will vest and become exercisable in three substantially equal installments on each of the first three anniversaries of October 29, 2007, subject to his continued employment. The restricted stock units will be fully vested on the grant date. See "Potential Payments Upon Termination Or Change In Control—Fiscal Year 2008" below for the effect of a change in control prior to the Scheduled Grant Date on Mr. Dancer's awards.

    (3)
    Mr. Dancer will be entitled to an award of a number of restricted stock units determined by dividing $500,000 by the closing price of a share of the Company's common stock on the Scheduled Grant Date.

    (4)
    Mr. Barrow's options will vest and become exercisable and the restricted stock units will vest and become payable in three substantially equal installments on each of the first three anniversaries of the grant date.

    (5)
    Ms. Pahl and Mr. Rougee resigned from the Company prior to the Scheduled Grant Date, and forfeited their right to receive any of the foregoing awards pursuant to their respective separation agreements with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED JUNE 29, 2008

        The following table presents information regarding the outstanding equity awards held by each 2008 Named Officer as of the end of our 2008 fiscal year:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable(1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date(3) (f)	Number of Shares or Units of Stock That Have Not Vested (#)(4) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Oleg Khaykin	0	0		0	0	0	0	0	0

Peter Knepper	0	0		0	0	0	0	0	0

Donald R. Dancer	31,000 10,000 3,250 30,000 15,000 10,000 6,667 3,334 10,000 11,667 6,667	0 0 0 0 0 0 3,333 1,666 5,000 23,333 13,333		21.74 25.35 19.49 40.10 45.25 43.49 48.10 34.69 41.74 35.30 38.51	8/27/2009 11/24/2009 3/10/2010 8/26/2010 3/8/2011 3/28/2010 8/30/2010 11/20/2010 3/28/2011 8/30/2011 4/2/2012	333	6,580	0	0

Michael Barrow	0	0		0	0	0	0	0	0

Alexander Lidow	139,000 220,000 150,000 150,000 150,000 50,000 115,000	0 0 0 0 0 0 0		11.375 63.88 34.85 45.79 40.10 48.10 35.30	6/13/2009 8/28/2010 8/21/2011 3/5/2009 8/26/2010 8/30/2010 8/30/2011	0	0	0	0

Linda Pahl	800 2,000 4,000 5,775 3,334 1,334 1,234	0 0 0 0 0 0 0		41.875 54.125 59.35 45.79 41.53 35.30 38.51	2/28/2010 6/26/2010 6/10/2011 3/5/2009 4/9/2011 8/30/2011 4/2/2012	0	0	0	0

Eric Lidow	94,000 200,000 100,000 100,000 100,000 100,000	0 0 0 0 0 0		12.625 33.875 63.88 34.85 45.79 40.10	7/6/2009 1/27/2010 8/28/2010 8/21/2011 3/5/2009 8/26/2010	0	0	0	0

Marc Rougee	20,000 9,000 5,000 7,000 4,000 4,000 2,000 1,667	0 0 0 0 0 0 0 0		19.69 40.10 45.25 43.49 48.10 41.74 35.30 38.51	4/22/2010 8/26/2010 3/8/2011 3/28/2010 8/30/2010 3/28/2011 8/30/2011 4/2/2012	0	0	0	0

(1)
All exercisable options are currently vested.

(2)
All unexercisable options are currently unvested. Subject to each 2008 Named Officer's continued employment, these options ordinarily become vested over a three-year period, with one-third of each option grant becoming vested on each of the first three anniversaries of the grant date. As described in the "Potential Payments Upon Termination or Change in Control" section below, all or a portion of each option grant may vest earlier in connection with a change in control.

(3)
The expiration date shown is the normal expiration date, and the latest date that options may be exercised. Options may terminate earlier in certain circumstances, such as in connection with a 2008 Named Officer's termination of employment or in connection with certain corporate transactions, including a change in control.

(4)
The restricted stock unit awards granted to Mr. Dancer becomes vested in three substantially equal annual installments on the first three anniversaries of the grant date, subject to Mr. Dancer's continued employment through each vesting date.

(5)
The aggregate market value of outstanding restricted stock unit awards is based on the closing price of the Company's common stock on June 27, 2008, which was the last trading day of the 2008 fiscal year.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2008

        The following table presents information regarding the exercise of stock options by the 2008 Named Officers during our 2008 fiscal year, and on the vesting during our 2008 fiscal year of restricted stock unit awards held by the 2008 Named Officers.

	Option Awards		Stock and Unit Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($)(2) (e)
Oleg Khaykin	0	0	0		0
Peter Knepper	0	0	0		0
Donald R. Dancer	0	0	333	(3)	0
Michael Barrow	0	0	0		0
Alexander Lidow	0	0	0		0
Linda Pahl	0	0	0		0
Eric Lidow	0	0	0		0
Marc Rougee	0	0	0		0

(1)
The dollar amounts shown for stock options in Column (c) above equal the differences between (i) the per-share closing price of our common stock on the exercise date and (ii) the exercise price of those options.

(2)
The dollar amounts shown for restricted stock unit awards in Column (e) above are determined by multiplying (i) the number of shares of restricted stock units becoming vested by (ii) the per-share closing price of our common stock on the vesting date.

(3)
Represents the number of restricted stock unit awards that would have vested if the Company had been current in its filing of reports under the Securities Exchange Act of 1934. The Company deferred vesting of the awards until it is once again current in such reports.

NON-QUALIFIED DEFERRED COMPENSATION PLAN TABLE—FISCAL YEAR 2008

        The following table sets forth summary information regarding contributions to and account balances under the Company's DCP for and as of the last day of the 2008 fiscal year.

Name	Executive Contributions in last FY ($)(1)	Registrant Contributions in last FY ($)(2)	Aggregate Earnings in last FY ($)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at Last FYE ($)
Oleg Khaykin	—	—	—	—	—
Peter Knepper	—	—	—	—	—
Donald R. Dancer	—	—	—	—	—
Michael Barrow	—	—	—	—	—
Alexander Lidow	—	—	—	—	—
Linda Pahl	6,000	6,000	110	6,110	0
Eric Lidow	—	—	—	—	—
Marc Rougee	—	—	—	—	—

(1)
Reflects base salary amounts earned by the Named Officers during fiscal year 2008 and contributed to the DCP by the Named Officers during fiscal year 2008. Accordingly, these amounts are also included in Column (c) of the "Summary Compensation Table—Fiscal Year 2008" above.

(2)
Except for the withdrawal of Ms. Pahl in the amount of $6,109.55, there were no Company contributions or individual withdrawals or distributions with respect to any of the Named Officers under the DCP during fiscal year 2008.

        The Company maintains the DCP which became effective July 5, 2004. Under the DCP, select employees who satisfy certain eligibility requirements, including each of the 2008 Named Officers, and members of the Board may make annual irrevocable elections to defer up to 75% of their base salary, 100% of their bonus, 100% of their cash compensation earned under any Company incentive plans or 100% of their director fees to be earned during the following fiscal year. In addition, the Company may make discretionary contributions.

        Account balances are credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by the Company. Participants are at all times 100% vested in the amounts credited to their deferral accounts with respect to their deferrals. Amounts credited with respect to discretionary Company contributions are subject to vesting requirements, if any, imposed on such amounts by the Company. Participants will be eligible to receive distributions of the amounts credited to their accounts at or after their termination of employment, retirement, disability, death, change in control of the Company or upon another previously determined scheduled distribution date, in a lump sum or installments pursuant to elections made under the rules of the DCP. For the 2008 Named Officers, Section 409A of the Code requires that distributions may not occur earlier than six months following the 2008 Named Officer's termination of employment. The DCP is not funded by the Company, and participants have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance to offset this liability. The Company did not make any discretionary contributions under the DCP during fiscal year 2008.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL—FISCAL YEAR 2008

        The following section describes the benefits that may become payable to the 2008 Named Officers who were employed by the Company on the last day of the 2008 fiscal year in connection with certain terminations of their employment with the Company and/or a change in control of the Company. For Alex Lidow, Linda Pahl, Eric Lidow and Marc Rougee, the following section describes the benefits that have become payable to each executive in connection with their termination of employment with the Company on October 9, 2007, April 16, 2008, May 1, 2008, and May 30, 2008, respectively.

        In addition to the termination benefits described below, outstanding equity based-awards held by our 2008 Named Officers may also be subject to accelerated vesting in connection with certain changes in control of the Company under the terms of the Company's equity incentive plans. For purposes of this section, for the 2008 Named Officers we have calculated the value of any option or restricted stock or unit award that may be accelerated in connection with a change in control of the Company to be the full value of such award (i.e., the full "spread" value for option awards and the full price per share of the common stock for stock and unit awards on June 27, 2008, which was the last trading day of the 2008 fiscal year).

        In addition to the benefits described below, upon a 2008 Named Officer's retirement or other termination of employment or certain changes on control of the Company, the 2008 Named Officer may receive a payout of his or her nonqualified deferred compensation balance under the Company's DCP (unless the officer has elected to receive his account balance in installments). Please see the "Non-qualified Deferred Compensation—Fiscal Year 2008" table above and related discussion of the Company's DCP for a description of these deferred compensation payments.

2008 Named Officers Employed at 2008 Fiscal Year End

        Mr. Khaykin.    Under the terms of Mr. Khaykin's employment agreement, if the Company terminates Mr. Khaykin's employment other than for "cause" or in the event Mr. Khaykin terminates employment for "good reason" (as these terms are used in the employment agreement), Mr. Khaykin will be entitled to a severance benefit from the Company equal to one and one-half times the sum of his annual base salary and annual target bonus paid in a series of installment payments over 18 months, 18 months accelerated vesting of his stock option and restricted stock unit awards (with vesting calculated on a monthly as opposed to annual basis), the maximum of one year following his termination date to exercise his vested stock options, and 18 months' continued medical plan coverage. If such a termination of employment occurs within two months prior to or two years after a change in control of the Company, the cash severance benefit will increase to two times the sum of Mr. Khaykin's annual base salary and annual target bonus and his stock options and restricted stock units will vest in full. A change in control also results in the cash severance being paid in a lump sum instead of installment payments. If a change in control of the Company occurs prior to the Scheduled Grant Date of Mr. Khaykin's options, Mr. Khaykin's right to the option grant will terminate and instead his restricted stock unit award of 250,000 restricted stock units will be increased to (i) 375,000 if the change in control occurs within six months after March 1, 2008 or (ii) 500,000 if the change in control occurs on or after the six month anniversary of March 1, 2008 (in each case, in lieu of the 250,000 restricted stock units described above), and the restricted stock unit award as so increased will be granted upon (or, as may be necessary to give effect to the grant, immediately prior to) the occurrence of the change in control; provided, however, the Company will have the right at its option to pay Mr. Khaykin a lump sum amount upon or within thirty days after the change in control (in lieu of the restricted stock unit award) equal to the number of shares subject to such award that would have been vested at the time of the change in control multiplied by the fair market value of a share of the Company's common stock at the time of the change in control. In addition, the Company will provide a tax "gross-up" benefit for Mr. Khaykin in the event any benefits he is entitled to receive are subject to excise taxes under Sections 280G and/or 4999 of the Code in connection with a change in control of the Company to put Mr. Khaykin in the same position as though those benefits had not been subject to those excise taxes, unless a reduction in his benefits by an amount up to 15% of the total benefits would avoid such excise taxes. Mr. Khaykin will be required to provide a release of claims in order to receive any severance benefits in connection with a termination of his employment. Mr. Khaykin is also subject to confidentiality, non-solicitation and non-competition restrictive covenants under the applicable Severance Agreement.

        Mr. Dancer.    On October 29, 2007, the Company entered into a change in control severance agreement with Mr. Dancer (the "Severance Agreement"). Under the terms of the Severance Agreement, if Mr. Dancer's employment is terminated by the Company without "cause" (and other than due to his death or disability) or by Mr. Dancer for "good reason" (each as defined in the Severance Agreement) and such termination occurs in connection with an impending "change in control" (as defined in the Severance Agreement) of the Company or at any time during the two year period after a "change in control" of the Company, Mr. Dancer will generally be entitled to receive the following benefits: (i) a cash payment equal to two times the sum of the Mr. Dancer's annual rate of base salary and Mr. Dancer's target bonus for the fiscal year in which the termination occurred, plus (ii) a cash payment equal to the pro-rata portion of Mr. Dancer's target bonus for the fiscal year in which the termination occurred (based on the number of whole months Mr. Dancer was employed during the fiscal year of the termination divided by twelve), plus (iii) continued medical coverage for up to 18 months at the same expense to Mr. Dancer as before the termination, plus (iv) accelerated vesting of the time-based vesting portion of all then-outstanding equity awards and deferred compensation, nonqualified retirement benefits or similar plans of the Company in which Mr. Dancer participates, and Mr. Dancer will have up to six months to exercise his then-vested options (subject to any merger or other agreement related to the change in control that provides for the awards to terminate upon the consummation of the transaction), plus (v) reimbursement for outplacement services obtained within up to a nine month period following Mr. Dancer's termination, up to a maximum of $50,000. In order to receive the forgoing severance benefits, Mr. Dancer must agree to release the Company from all claims arising out of his or her employment relationship. Amounts under clauses (i) and (ii) are payable to Mr. Dancer in a lump sum within ten days after the release becomes effective. Payments are also subject to any required delay imposed under Section 409A of the Code. In addition, the Company will provide a tax "gross-up" benefit for Mr. Dancer in the event any of his benefits are subject to excise taxes under Sections 280G and/or 4999 of the Code in connection with a change in control of the Company to put Mr. Dancer in the same position as though those benefits had not been subject to those excise taxes; provided however, that if the present value of his total benefits is less than 345% of his applicable "base amount" (as defined under Section 280G), his total benefits will be reduced by the minimum amount required to avoid such excise taxes. The Company will also provide a tax "gross-up" benefit for Mr. Dancer in the event any of his benefits under his letter agreement are subject to excise taxes under Section 409A Code. In each case, Mr. Dancer's gross-up payments under Section 280G and 409A of the Code are subject to an aggregate excise tax payment limit of $3 million. Mr. Dancer is also subject to confidentiality, non-solicitation and non-competition restrictive covenants under the applicable Severance Agreement.

        In addition to the severance benefits under the Severance Agreement, Mr. Dancer is also entitled to the following benefits under the terms of his letter agreement entered into between the Company and Mr. Dancer on October 29, 2007, as amended on March 6, 2008. Under the terms of the letter agreement, if Mr. Dancer's employment with the Company is terminated for any reason other than by the Company with "cause" (as defined in his Severance Agreement) and the termination would not entitle Mr. Dancer to receive severance benefits under his Severance Agreement, Mr. Dancer will receive a cash amount equal to the sum of one times his annual rate of base salary and target bonus for the fiscal year in which the termination occurred and he would be entitled to twelve months' continued medical plan coverage. Additionally, Mr. Dancer will have the later of (i) one year following his termination date, and (ii) the date that is 90 days after the Company is again current in its financial statement reporting obligations with the SEC in order to exercise his vested stock options. In addition, if Mr. Dancer's employment is terminated by the Company other than for "cause" or by Mr. Dancer for "good reason" before the restricted stock unit award contemplated by his letter agreement is granted, he will also receive a cash payment of $500,000 in lieu of the restricted stock unit award.

Mr. Dancer will be required to provide a release of claims in order to receive any of the foregoing benefits. If Mr. Dancer's employment by the Company is terminated for any reason other than by the Company with cause and such termination would entitle Mr. Dancer to receive severance benefits under his Severance Agreement, Mr. Dancer will only be entitled to the severance benefits provided under his Severance Agreement and not any additional severance benefits under the letter agreement.

        Mr. Knepper.    Pursuant to the terms of the Offer Letter between Mr. Knepper and the Company, if the Company terminates Mr. Knepper's employment without providing at least thirty days of written notice, Mr. Knepper will be entitled to a severance benefit equal to 30 days of base salary.

        Mr. Barrow.    Mr. Barrow is not entitled to any severance or change in control benefits under his agreements with the Company.

Estimated Severance and Change in Control Benefits

        The following chart presents the Company's estimate of the amount of benefits to which Messrs. Khaykin and Dancer would have been entitled had his employment terminated or a change in control occurred on June 29, 2008 under scenarios set forth below. Messrs. Knepper and Barrow are not included in the chart below because neither of them hold any equity awards with respect to the Company's common stock and are not entitled to any severance benefits either alone or in connection with a change in control (expect for Mr. Knepper, who would be entitled to 30 days base pay as severance if the Company does not give him 30 days prior notice of a termination).

Name	Triggering Event	Cash Severance ($)(1)	Medical Benefit ($)(2)	Equity Acceleration ($)(3)	Excise Tax Gross-Up ($)(4)	Other (5)	Total
Oleg Khaykin	Resign without Good Reason	—	—	—	—	—	—

	Resign for Good Reason	2,250,000	26,346	2,717,000	—	—	4,993,346

	Termination without Cause or Resign for Good Reason	2,250,000	26,346	2,717,000	—	—	4,993,346

	Change of Control (no termination)	—	—	7,410,000	3,471,852	—	10,881,852

	Change of Control and Termination without Cause or Resign for Good Reason	3,000,000	26,346	7,410,000	5,043,571	—	15,479,917

Donald R. Dancer	Resign without Good Reason	1,149,456	12,367	—	—	—	1,161,823

	Resign for Good Reason	1,149,456	12,367	—	—	—	1,161,823

	Termination without Cause	1,787,500	12,367	—	—	—	1,799,867

	Change of Control (no termination)	—	—	—	—	—	—

	Change of Control and Termination without Cause or for Good Reason	1,912,500	18,551	500,000	1,034,487	50,000	3,515,538

(1)
These amounts represent the total cash severance amount payable under the respective executive's agreement with the Company described above.

(2)
These amounts represent the estimated aggregate cost of premiums that would be charged to each of Messrs. Khaykin and Dancer to continue health coverage for the eighteen months (and twelve months for Mr. Dancer in the event of his resignation without Good Reason or his resignation with Good Reason) pursuant to COBRA for each individual and his eligible dependents (to the extent that such dependents were receiving health benefits prior to the individual's termination date).

(3)
This column represents the intrinsic value of the executive's awards that would accelerate in the circumstances. For unvested restricted stock units, this amount is calculated by multiplying $19.76 by the number of restricted stock units subject to the accelerated portion of the award (the closing price of our common stock on June 27, 2008). For options, this amount is calculated by multiplying the amount (if any) by which $19.76 (the closing price of our common stock on June 27, 2008) exceeds the exercise of the option by the number of shares subject to the accelerated portion of the option.

(4)
The amount represents the estimated cost to the Company to provide the excise tax gross-up payment that the Company would be obligated to make pursuant to the terms of each of Messrs. Khaykin's and Dancer's agreement with the Company.

(5)
The amount represents the outplacement reimbursement benefit payable to Mr. Dancer pursuant to Mr. Dancer's Separation Agreement.

2008 Named Officers Not Employed at 2008 Fiscal Year End

        Ms. Pahl.    In connection with Ms. Pahl's resignation from the Company on April 16, 2008, the Company entered into a separation agreement dated April 16, 2008. Under the separation agreement, subject to the execution of a release of claims (with negotiated exclusions) Ms. Pahl was entitled to receive all earned salary, vacation and bonus payments pro-rated to the date of her departure and a severance payment equal to the sum of $40,000 plus one year's base pay. Ms. Pahl is also entitled to additional severance pay equal to 50% of one year's base pay if Ms. Pahl remains available as a consultant to the Company until the completion and filing with the SEC of the Company's contemplated restatement and related reports. In addition, she was entitled to receive two month's COBRA premiums at Company expense and certain outplacement assistance in accordance with Company practices. As of April 16, 2008, all unvested equity awards held by Ms. Pahl were cancelled, but Ms. Pahl will be entitled to exercise her vested options to purchase shares of the Company's common stock until the later of one year from her date of resignation or ninety days following the date on which the Company becomes current in its periodic reports with the SEC. Ms. Pahl's separation agreement expressly terminated her prior Severance Agreement (described above) and the letter agreement, dated March 6, 2008, entered into between Ms. Pahl and the Company (described above under "Description of Employment Agreements, Salary and Bonus Amounts of 2008 Named Officers"). In addition, the Company entered into a consulting agreement dated April 16, 2008 between the Company and Pahl Consulting, Inc. (of which Ms. Pahl is the principal) pursuant to which Pahl Consulting, Inc. agrees to provide the Company with the consulting services of Ms. Pahl relating to the financial reconstruction and restatement activities of the Company for a fee of $3,000 per day and a term of up to six months.

        Ms. Pahl was also a party to Separation Agreement with the Company dated October 20, 2007 on the same terms as the Separation Agreement entered into between Mr. Dancer and the Company on the same date. However, she was not eligible for benefits under this Separation Agreement upon her resignation from the Company. Ms. Pahl was also not eligible for the retention bonus payment under the terms of her March 6, 2008 letter agreement with the Company, which is described above under "Summary Compensation Table—Fiscal Year 2008—Description of Employment Agreements, Salary and Bonus Amounts."

        Mr. Alex Lidow.    In connection with Mr. Alex Lidow's termination of employment, the Company entered into a separation agreement with Mr. Lidow on October 2, 2007. Under the separation agreement, all of his options to purchase common stock that had not already been as of the date of the agreement became vested, and Mr. Lidow will be entitled to exercise his vested options until the later of eighteen months from the date of his resignation or ninety days following the date on which the Company becomes current in its periodic financial reports with the SEC. In addition, the Company will also pay or reimburse Mr. Lidow for the premiums charged to continue medical coverage pursuant to COBRA, at the same or reasonably equivalent medical coverage for him (and, if applicable, his eligible spouse and dependents) as in effect immediately prior to his termination, for up to 18 months.

        Mr. Eric Lidow.    In connection with Mr. Eric Lidow's retirement from the Company and his resignation from his position as Chairman of the Board and as a member of the Board effective May 1, 2008, the Company entered into a letter of understanding that provides Mr. Lidow with certain office, secretarial and transportation assistance for life, and will provide Mr. Lidow and his spouse with medical and life insurance benefits for the remainder of their lives equal to those presently provided to them by the Company. In addition, all of Mr. Lidow's options to purchase common stock that had not already been as of the date of his retirement became vested and he will be entitled to exercise his vested options until the later of eighteen months from the effective date of his resignation or sixty days following the date on which the Company becomes current in its periodic reports with the SEC.

        Mr. Rougee.    In connection with Mr. Rougee's resignation from the Company on June 13, 2008, the Company entered into a severance agreement and general release dated May 30, 2008. Under this agreement, subject to the execution of a release of claims, Mr. Rougee was entitled to receive all earned salary and vacation and a severance payment equal to the $660,000, payable in lump sum on or before thirty (30) days after his resignation date. Mr. Rougee was also a party to Separation Agreement with the Company dated October 20, 2007 on the substantially the same terms as the Separation Agreement entered into between Mr. Dancer and the Company on the same date. However, he was not eligible for benefits under this Separation Agreement upon his resignation from the Company.

Actual Severance Benefits

        The following chart presents the amount of benefits to which Ms. Pahl and Messrs. Alex Lidow, Eric Lidow and Rougee were entitled to receive upon their termination of employment during fiscal year 2008.

Name	Triggering Event	Cash Severance ($)	Medical Benefit ($)(1)	Other ($)(2)	Total ($)
Linda Pahl	Resign	316,500	2,762	480,500	799,762
Alex Lidow	Resign	—	—	—	—
Eric Lidow	Retire	—	553,256	877,930	1,431,186
Marc Rougee	Resign	660,000	—	—	660,000

    (1)
    For Ms. Pahl, this amount represents the aggregate cost of premiums for Ms. Pahl to continue health coverage under COBRA for the two-month period following her termination of employment. For Mr. Eric Lidow, the amount represents the estimated cost of providing continuing medical and life insurance benefits for the remainder of his life and the estimated cost of providing continued medical and life insurance benefits to his wife for the remainder of their respective lives.

    (2)
    For Ms. Pahl, this amount represents payments made to Ms. Pahl's consulting company through the end of fiscal year 2008 ($205,500); an estimate of potential payments to be made through fiscal year 2009 ($140,000); and a bonus payable in the future contingent upon the completion of the Company's restatement ($135,000). For Mr. Eric Lidow, this amount represents the estimated cost of providing Mr. Lidow with an office space, an assistant and a personal driver for the remainder of his life.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of June 30, 2007 about the Company's Common Stock that may be issued upon the exercise of options granted to employees or members of the Company's Board of Directors under the Company's existing Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,816,728	$40.35	(1)	4,880,282	(2)
Equity compensation plans not approved by security holders	—	—		—

Total	8,816,728	$40.35		4,880,282

(1)
Calculated exclusive of outstanding restricted stock unit awards

(2)
Includes shares available for future issuance under the 1984 Employee Stock Participation Plan

Security Ownership of Principal Stockholders and Management

        The following table sets forth as of July 25, 2008 information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock (other than depositories), (ii) each of the Company's directors, (iii) each of the 2007 Named Officers and 2008 Named Officers (as each is defined in Part III item) and (iv) all of the Company's current executive officers and directors as a group.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent(3)
Invesco Ltd. 1360 Peachtree Street NE Atlanta, GA 30309	13,904,792	(3a)	19.2%
Neuberger Berman, LLC 605 Third Avenue New York NY 10158.	5,006,792	(3b)	6.9%
Harris Associates L.P. Two North LaSalle Street Suite 500 Chicago, IL 60602-3790	4,510,582	(3c)	6.2%
Earnest Partners, LLC 1180 Peachtree Street NE Suite 2300 Atlanta, GA 30309	3,744,062	(3d)	5.2%

2007 Named Officers:
Eric Lidow	2,113,994	(4)(5)(6)(10)	2.9
Alexander Lidow	2,225,361	(4)(5)(6)(7)(8)(10)	3.1
Linda Pahl	18,919	(6)(10)	*
Robert Grant	51,630	(6)(8)(9)(10)	*
Donald R. Dancer	142,668	(6)	*
Michael P. McGee	19,180	(6)(8)(10)	*
Michael Briere	1,958	(6)(8)(10)
Walter Lifsey	361,668	(6)(8)(10)	*
2008 Named Officers:
Oleg Khaykin	0		*
Peter Knepper	0		*
Donald Dancer	142,668	(6)	*
Michael Barrow	0		*
Alexander Lidow	2,225,361	(4)(5)(6)(7)(8)(10)	3.1
Linda Pahl	18,919	(6)(10)	*
Eric Lidow	2,113,994	(4)(5)(6)(10)	2.9
Marc Rougee	53,493	(8)	*
Current Directors:
Robert S. Attiyeh	59,501	(6)	*
James D. Plummer	53,501	(6)	*
Jack O. Vance	155,401	(6)	*
Rochus E. Vogt	106,501	(6)	*
Oleg Khaykin	0		*
Richard Dahl	0		*
Thomas Lacey	0		*
Mary B. Cranston	0		*
All current directors and executive officers as a group (11 persons)	517,572	(10)	0.7

*
Less than 1%.

(1)
The address of each executive officer and director is in care of the Company, 101 North Sepulveda Boulevard, El Segundo, California 90245.

(2)
Except as may be set forth below and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares of Common Stock owned.

(3)
Under Rule 13d-3 of the Securities Exchange Act of 1934, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at the Record Date.

(3a)
In Amendment No. 2 to Schedule 13G, dated February 13, 2008, filed by Invesco Ltd., Invesco Ltd. reported that, at December 31, 2007, it possessed sole power to vote or direct the disposition of 13,904,792 of these shares. Such shares are held by the following entities in the respective amounts listed: AIM Funds Management, Inc.—12,111,758 shares, Invesco National Trust Company—135 shares, PowerShares Capital Management LLC—1,789,941 and PowerShares Capital Management Ireland LTD—2,358.

(3b)
In Amendment No. 8 to Schedule 13G, dated February 12, 2008, filed by Neuberger Berman, LLC, Neuberger Berman, LLC reported that, at December 31, 2007, it possessed sole power to vote with respect to 1,617,030 of these shares, shared power to vote with respect to 3,069,557 of these shares and sole power to direct the disposition of 5,006,792 of these shares.

(3c)
In its Schedule 13G dated February 13, 2008, Harris Associates L.P. and Harris Associates Inc. jointly reported that, as of December 31, 2007, they possessed shared power to vote with respect to 4,510,582 of these shares and sole power to direct the disposition with respect to 2,610,882 of these shares and shared power to direct the disposition of 1,899,700 shares.

(3d)
In its Schedule SC 13G/A, dated July 10, 2008, filed by Earnest Partners, LLC, Earnest Partners, LLC reported that, at June 30, 2008, it possessed sole power to vote with respect to 2,491,462 of these shares, shared power to vote with respect to 872,908 of these shares and sole power to direct the disposition of 3,744,062 of these shares.

(4)
In addition, 239,211 shares are held by members of the Lidow family other than Messrs. Eric Lidow and Alexander Lidow and Alexander Lidow's immediate family. The Messrs. Lidow disclaim any beneficial ownership in any such additional shares. Of the 239,211 shares mentioned above, Derek B. Lidow, the son of Eric Lidow and brother of Alexander Lidow, owns 65,841 shares. The 4,578,566 shares beneficially owned by members of the Lidow family constitute 6.3% of the shares outstanding. In addition, the Lidow Foundation, of which the Messrs. Eric and Alexander Lidow are directors, owns 72,066 shares; the Messrs. Lidow disclaim any beneficial ownership in such shares.

(5)
Includes 1,419,994 shares owned by the Lidow Family Trust of which Eric Lidow and Elizabeth Lidow are trustees.

(6)
Includes the following amounts of shares of Common Stock subject to options exercisable under the Company's stock option plans as of June 1, 2008: Eric Lidow—694,000; Alexander Lidow—974,000; Linda Pahl—18,477; Michael Briere—333 RSU's the release of which has been deferred until the Company becomes current; Donald R. Dancer—137,918 which includes 333 RSU's the release of which has been deferred until the Company becomes current; Robert Grant—0; Walter Lifsey—361,334; Robert Attiyeh—56,501; Michael P. McGee—0; James D. Plummer—41,501; Jack O. Vance—41,501; and Rochus E. Vogt—41,501.

(7)
Includes 92,364 shares held by members of Alexander Lidow's immediate family in which he disclaims any beneficial ownership.

(8)
Includes the following approximate equivalent number of shares of Common Stock under the Company's 401(k) Plan: Alexander Lidow—48; Michael Briere—69; Robert Grant and his spouse—2,910; Michael P. McGee—6,384; Marc Rougee—554; and Walter Lifsey—334; for an aggregate of approximately 10,299 shares of Common Stock.

(9)
Includes 3,203 shares owned by Robert Grant's spouse.

(10)
Information is provided for all current directors and executive officers as of July 25, 2008. 2007 Named Officers Eric Lidow, Alexander Lidow, Linda Pahl, Robert Grant, Michael Briere, Walter Lifsey and Michael P. McGee are no longer serving as an employee or director of the Company and are not included in the total for all executive officers and directors as a group. Additionally, 2008 Named Officers Eric Lidow, Alexander Lidow, Linda Pahl and Marc Rougee are no longer serving as an employee or director of the Company and are not included in the total for all executive officers and directors as a group.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

        The Company paid expenses in the amount of $150,000 in fiscal year 2007 for consulting services related to semiconductor market activities provided to the Company by iSuppli Corporation, whose President and CEO is Derek Lidow, son of Eric Lidow, who was Chairman of the Board through May 1, 2008. Additionally, the Company has contracted with iSuppli for additional consulting services in the amount of approximately $280,000 payable in the Company's 2009 fiscal year.

Independent Directors

        The NYSE rules require listed companies to have a board of directors with at least a majority of independent directors. The Company's board of directors has now, and has had for many years, a majority of independent directors.

        Under the NYSE rules, a director qualifies as "independent" upon the Board affirmatively determining that he or she has no other material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Based upon a review of the directors" backgrounds and business activities, the Board has determined that directors Robert S. Attiyeh, Richard J. Dahl, Tom Lacey, James D. Plummer, Mary B. Cranston, Jack O. Vance, and Rochus E. Vogt have no other material relationship with the Company and therefore that they qualify as independent.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        PricewaterhouseCoopers LLP is a registered public accounting firm and has been our independent registered auditor since 1998 and for many years prior as Coopers & Lybrand LLP. In addition to retaining PricewaterhouseCoopers LLP to audit our financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees we incurred in connection with professional services rendered by PricewaterhouseCoopers LLP during each of the last three fiscal years (in thousands).

Fee Type	2007	2006	2005
Audit Fees	$5,741	$2,221	$2,432
Audit Related Fees	2,218	774	512
Tax Fees	103	205	101
Other Fees	—	30	136

Total	$8,062	$3,230	$3,181

(1)
Audit fees includes fees incurred for professional services rendered in connection with the audit of the annual financial statements, for the audit of internal controls under Section 404 of the Sarbanes-Oxley Act, for the review of the quarterly financial statements included in the Company's Form 10-Q, for the statutory audits of international subsidiaries and the audit fees ($2,992)

  associated with the audit of the reconstruction and restatement of the Company's financial statements.

(2)
Audit related fees includes fees incurred for professional services rendered in connection with assurance and other activities not explicitly related to the audit of our financial statements, including royalty, pension, and carve-out audits, and accounting research.

(3)
Tax fees includes fees incurred for domestic and international income tax compliance and tax audit assistance, and company-wide tax consulting and planning.

(4)
Other fees principally relate to accounting research and audit software tools.

        All fiscal year 2007, 2006 and 2005 audit and non-audit services were pre-approved by the Audit Committee. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of PricewaterhouseCoopers LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent registered public accounting firm to perform the services. The Audit Committee, in reliance on management and the independent registered public accounting firm, has determined that the provision of the non-audit services described in notes (3) and (4) above were compatible with maintaining the independence of PricewaterhouseCoopers LLP.

        Prior to engagement, the Audit Committee pre-approves all services to be provided by our independent registered public accounting firm. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. In cases when it may become necessary to engage the independent registered public accounting firm for additional services not covered by the Audit Committee's original pre-approval categories, a designated member of the Audit Committee has the delegated authority to pre-approve the provision of services, and such pre-approvals are then communicated to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  a.
  Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 69.

  b.
  Exhibits filed as part of this report are listed on the Exhibit Index on page 239.

EXHIBIT INDEX

        Incorporated By Reference:

Exhibit No.	Item	Document
3(a)	Certificate of Incorporation of the Company, as amended to date	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.1)
3 (b)	Amended and Restated Bylaws of the Company	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.2)
4(a)	Amended and Restated Rights Agreement between International Rectifier Corporation and Chase Mellon Shareholder Services, LLC, dated as of December 15, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 4(a))
4(b)
	Indenture, dated as of July 19, 2000, between International Rectifier Corporation and Wells Fargo Bank Minnesota, National Association, as Trustee, including the form of 4 1/4 Percent Convertible Subordinated Note Due 2007 as Exhibit A thereto	Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2000. (Exhibit 4.1)
4(c)
	Registration Rights Agreement, dated as of July 19, 2000, by and among International Rectifier Corporation, as Issuer, and Morgan Stanley & Co. Incorporated, J.P. Morgan & Co. and Banc of America Securities LLC	Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2000. (Exhibit 4.1)
10(a)*	Amendment to International Rectifier Corporation 1984 Stock Participation Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994, Registration No. 33-53589. (Exhibit 4.1)
10(b)*	Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities Exchange Commission on September 30, 1998. (Exhibit 10(ab))

10(c)*	Amendment to the Executive Employment Agreement between International Rectifier and Eric Lidow, dated April 12, 1995	Form 10-K—Annual Report for fiscal year ended June 30, 1995. (Exhibit 10(r))
10(d)*	Amendment dated April 12, 1995 to the Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow	Form 10-K—Annual Report for fiscal year ended June 30, 1995 filed with the Securities and Exchange Commission on August 25, 1995. (Exhibit 10(r))
10(e)*	International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow dated October 24, 1995 and amended as of February 22, 1996	Form 10-K—Annual Report for fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 25, 1996.(Exhibit 10(p))
10(f)*	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)
10(g)*	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(h)*	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)
10(i)*	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)
10(j)*	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ab))
10(k)*	First Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996 and June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ac))
10(l)*
	Second Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996, June 22, 1998, and August 5, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ad))

10(m)*	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998 and August 5, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ae))
10(n)*	First Amendment dated September 29, 1999, to Consulting, Nondisclosure, Severance and Resignation Agreement between Derek Lidow and International Rectifier Corporation, dated as of May 10, 1999	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 10(ag))
10(o)*	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(p)*	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(q)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)
10(s)*	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(t)*	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 2)
10(u)*	Amendment, dated as of March 22, 2001, to ISDA Master Agreement dated as of July 1, 1999, between International Rectifier and BNP Paribas	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 3)
10(v)	Executive Agreement date June 28, 2001 between International Rectifier Corporation and Gerald Koris	Form 10-K—Annual Report for fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002. (Exhibit 10(ao))
10(w)*	Amended and Restated International Rectifier Corporation 2000 Stock Incentive Plan, effective as of November 24, 2004.	Form 8-K dated November 24, 2004, filed with the Securities and Exchange Commission. (Exhibit 99.1)

10(x)*	International Rectifier Corporation Deferred Compensation Plan	Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.1)
10(y)*
	Master Trust Agreement, effective as of November 11, 2004, between International Rectifier Corporation, a Delaware corporation, and Wilmington Trust Company, a Delaware corporation, as trustee, to evidence the master trust to be established pursuant to the International Rectifier Corporation Deferred Compensation Plan	Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.2)
10(z)*	Amended and Restated 1984 Stock Participation Plan, Effective as of November 21, 2005	Form 8-K dated November 21, 2005, filed with the Securities and Exchange Commission on November 21, 2005. (Exhibit 99.1)
10(aa)*	Credit Agreement, Dated June 27, 2006, Between International Rectifier Southeast Asia Pte. Ltd., and Bank of America, N.A. as Administrative Agent and Sole Initial Lender	Form 8-K dated July 3, 2006, filed with Securities Exchange Commission. (Exhibit 10.1)
10(bb)	The First Amendment to the Amended and Restated Rights Agreement dated August 11, 2006	Form 10-K—Annual Report for fiscal year ended June 30, 2006, dated September 15, 2006, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(cc)	May 8, 2006 Confirmation between BNP Paribas Paris and International Rectifier Corp. Dated as of July 1, 1999, as Amended	Form 10-K—Annual Report for fiscal year ended June 30, 2006, dated September 15, 2006, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(dd)
	Credit Agreement, dated November 6, 2006, by and among the Company, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents	Form 8-K, dated November 9, 2006, filed with Securities and Exchange Commission. (Exhibit 99.1)
10(ee)	Guaranty, Dated June 27, 2006, Executed by International Rectifier Corporation in Favor of Bank of America, N.A.	Form 8-K dated July 3, 2006, filed with Securities Exchange Commission. (Exhibit 10.2)
10(ff)	Transition and General Release Agreement, dated October 9, 2006, by and between Walter Lifsey and International Rectifier Corporation	Form 8-K, dated October 12, 2006, filed with the Securities Exchange Commission. (Exhibit 99.1)

10(gg)*
	Master Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of the Target Companies and certain of the assets of International Rectifier Corporation	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(hh)
	Asset Purchase Agreement, dated November 8, 2006, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd. and Vishay Intertechnology, Inc. with respect to certain assets of its Power Control Systems Business	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.2)
10(ii)
	Stock Purchase Agreement dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Electronic Motion Systems Ltd.	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.3)
10(jj)
	Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Canada Limited	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.4)
10(kk)
	Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of IR Germany Holdings	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.5)
10(ll)
	Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier (India) Limited	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.6)

10(mm)
	Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Corporation Italiana S.p.A.	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.7)
10(nn)
	Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of Xi'an IR Micro-Electronics Co., Ltd.	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.8)
10(oo)	Transition Services Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(pp)	First Amendment to Master Purchase Agreement and Stock Purchase Agreement, dated January 23, 2007, by and between International Rectifier Corporation and Vishay International, Inc.	Form 10-Q—for the quarterly period ended December 31, 2006, dated February 9, 2007, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(qq)	Second Amendment to the Amended and Restated Rights Agreement, dated November 20, 2006, by and between International Rectifier Corporation and Mellon Investor Services	Form 10-Q—for the quarterly period ended December 31, 2006, dated February 9, 2007, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(rr)
	Amendment and Waiver Agreement, dated March 30, 2007, by and among Vishay Intertechnology, Inc., Siliconix Inc., V.I.E.C., Ltd., Vishay Europe GmbH, Siliconix Semiconductor, Inc., acting in its function (hoedanigheid) as managing partner (beherend vennoot) of the limited partnership (commanditaire vennootschap), Siliconix Technology C.V., Vishay Americas, Inc., Vishay Asia Logistics Pte. Ltd., International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd. and IR International Holdings China, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(ss)	Technology License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)

10(tt)	Technology License Back Agreement, dated April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)
10(uu)	Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.3)
10(vv)	IR Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.4)
10(ww)	Amended and Restated Transition Services Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.5)
10(xx)
	Transition Product Services Agreement, dated April 1, 2007, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology and Vishay Asia Logistics Pte Ltd.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.6)
10(yy)	Transition Buy Back Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.7)
10(zz)	Transition IGBT/Auto Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.8)
10(aaa)	Indemnification Escrow Agreement, dated April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.9)

10(bbb)
	Amendment No. 1, dated May 4, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent	Form 8-K, dated May 8, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(ccc)
	Amendment No. 1, dated May 4, 2007, by and between International Rectifier Corporation, a Delaware corporation ("IRC"), and Bank of America, N.A., as administrative agent, with respect to that certain Continuing Guaranty, dated June 27, 2006, executed by IRC in favor of Bank of America, N.A. and the other lenders in connection with that certain Credit Agreement, dated June 27, 2006, by and among International Rectifier Southeast Asia Pte. Ltd., a company organized under the laws of Singapore, Bank of America, N.A., as administrative agent, and the lenders party thereto	Form 8-K, dated May 8, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)
10(ddd)
	Amendment No. 2, dated June 27, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent	Form 8-K, dated July 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)

10(eee)
	Amendment No. 3, dated September 13, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, as amended, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent	Form 8-K, dated September 19, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(fff)	Separation Agreement, dated October 2, 2007, by and between International Rectifier Corporation and Alex Lidow	Form 8-K, dated October 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(ggg)*	Form of Option Grant Commitment Letter	Form 8-K, dated October 23, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(hhh)*	Donald R. Dancer Severance Agreement, dated October 29, 2007	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(iii)*	Linda J. Pahl Severance Agreement, dated October 29, 2007	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(jjj)*	Form of Executive Officer Severance Agreement	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(kkk)*	Form of Key Employee Severance Agreement	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(lll)*	Donald R. Dancer Compensation Agreement, dated October 29, 2007	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.5)
10(mmm)*
	Third Amendment to the Amended and Restated Rights Agreement, dated November 14, 2007, by and between International Rectifier Corporation and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, LLC)	Form 8-K, dated November 16, 2007, filed with the Securities Exchange Commission. (Exhibit 10.1)

10(nnn)
	Amendment No. 4, dated December 14, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, as amended, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent	Form 8-K, dated December 17, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(ooo)	Employment Agreement, dated February 6, 2008, by and between International Rectifier Corporation and Oleg Khaykin	Form 8-K, dated February 11, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(ppp)*	Letter Agreement, dated March 6, 2008, by and between International Rectifier Corporation and Donald R. Dancer	Form 8-K, dated March 12, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(qqq)*	Letter Agreement, dated March 6, 2008, by and between International Rectifier Corporation and Linda J. Pahl	Form 8-K, dated March 12, 2008, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(rrr)*
	Amendment No. 5, dated March 17, 2008, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, as amended, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent	Form 8-K, dated March 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(sss)	Offer Letter, dated March 31, 2008, by and between International Rectifier Corporation and Michael Barrow	Form 8-K, dated April 3, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)

10(ttt)*	Agreement, dated April 17, 2008, by and between International Rectifier Corporation and Eric Lidow	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(uuu)*	Separation Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Linda J. Pahl	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(vvv)*	Consulting Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Pahl Consulting, Inc.	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(www)*	Letter Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Peter B. Knepper	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(xxx)*	Form of Severance and General Release Agreement, dated May 30, 2008, between International Rectifier Corporation and Marc Rougee	Form 8-K, dated June 12, 2008, filed with the Securities Exchange Commission. (Exhibit 99.1)
14	Code of Ethics	Form 8-K, filed with the Securities and Exchange Commission on November 18, 2005. (Exhibit 99.1)

*
Denotes management contract or compensatory plan or arrangement.

Submitted Herewith:

        See page 68 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

21	List of Subsidiaries
24	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
	By:	/s/ PETER B. KNEPPER
Date: August 1, 2008		Peter B. Knepper Chief Financial Officer (Acting) (Duly Authorized Officer and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD J. DAHL* Richard J. Dahl	Chairman of the Board	August 1, 2008
/s/ JACK O. VANCE* Jack O. Vance	Director	August 1, 2008
/s/ ROCHUS E. VOGT* Rochus E. Vogt	Director	August 1, 2008
/s/ JAMES D. PLUMMER* James D. Plummer	Director	August 1, 2008
/s/ ROBERT ATTIYEH* Robert Attiyeh	Director	August 1, 2008
/s/ THOMAS A. LACEY* Thomas A. Lacey	Director	August 1, 2008
/s/ MARY B. CRANSTON* Mary B. Cranston	Director	August 1, 2008

/s/ OLEG KHAYKIN* Oleg Khaykin	Director and Chief Executive Officer (Principal Executive Officer)	August 1, 2008

*by	/s/ PETER B. KNEPPER Peter B. Knepper Attorney-in-Fact	August 1, 2008

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 30, 2007, 2006 and 2005
(In thousands)

        The amounts herein have been restated for the adjustments described in Note 2 of Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

	Balance at beginning of year	Additions (reductions) charged to costs and expenses(1)	Deductions (2)(3)	Balance at end of year
2007
Accounts receivable reserve	$2,672	$5,729	$—	$8,401
Inventory valuation reserve	42,576	33,579	(4,500)	71,655
Deferred income tax valuation allowance	73,445	55,076	(60,293)	68,228
2006 (as restated)
Accounts receivable reserve	1,177	1,495	—	2,672
Inventory valuation reserve	17,776	32,580	(7,780)	42,576
Deferred income tax valuation allowance	65,060	11,142	(2,757)	73,445
2005 (as restated)
Accounts receivable reserve	1,199	(22)	—	1,177
Inventory valuation reserve	42,045	(15,651)	(8,618)	17,776
Deferred income tax valuation allowance	66,781	5,685	(7,406)	65,060

(1)
Additions charged to costs and expenses relating to accounts receivable and warranty reserves are net of reductions to estimated reserves

(2)
Deductions relating to accounts receivable reserve include uncollectible accounts written-off, net of recoveries.

(3)
Deductions relating to inventory valuation reserve include the write-off of obsolete and scrap inventory, revaluation of federal, state and foreign valuation allowance, and the effect of SFAS No. 52, "Foreign Currency Transactions."