Form 10-Q
period 2007-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2008-08-01
CIK 316793

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
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

EXPLANATORY NOTE REGARDING RESTATEMENTS

        The filing of our quarterly reports for the first, second and third quarters of fiscal year ending June 30, 2008 were delayed due to questions raised in an investigation into certain accounting irregularities and related matters conducted by independent legal counsel engaged by the Audit Committee of our Board of Directors. As a result of information discovered during this investigation, certain accounts had to be reconstructed and errors and irregularities, including issues identified in additional accounting reviews and procedures conducted by management relative to those periods, required correction. The investigation and the resulting restatements are more fully described in our 2007 Annual Report on Form 10-K filed concurrently herewith.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended September 30,
	2007	2006 As restated
Revenues	$266,194	$288,700
Cost of sales	168,809	167,192

Gross profit	97,385	121,508
Selling and administrative expense	66,806	56,847
Research and development expense	27,896	28,600
Amortization of acquisition-related intangible assets	380	435
Asset impairment, restructuring and other charges (Note 13)	35	1,961

Operating income	2,268	33,665
Other expense (income), net	6,129	(81)
Interest income, net	(7,893)	(2,525)

Income from continuing operations before income taxes	4,032	36,271
(Benefit from) provision for income taxes	(6,381)	18,682

Income from continuing operations	10,413	17,589
Loss from discontinued operations, net of taxes (Note 3)	—	(1,317)

Net income	$10,413	$16,272

Net income per common share:
Basic:
Income from continuing operations	$0.14	$0.24
Loss from discontinued operations	—	(0.01)

Net income per share	$0.14	$0.23

Diluted:
Income from continuing operations	$0.14	$0.24
Loss from discontinued operations	—	(0.02)

Net income per share	$0.14	$0.22

Average common shares outstanding—basic	72,811	72,052

Average common shares and potentially dilutive securities outstanding—diluted	73,257	72,630

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended September 30,
	2007	2006 As restated
Net income	$10,413	$16,272

Other comprehensive (loss) income:
Foreign currency translation adjustments	4,760	9,165
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available-for-sale securities, net of tax effect of $(72) and $(2,305), respectively	(17,762)	3,986
Unrealized holding (losses) gains on foreign currency, forward contract net of tax effect of $0 and $(1,375), respectively	(3,149)	2,553
Reclassification adjustments of net losses on available-on-sale securities and foreign currency forward contract	(621)	(419)

Other comprehensive (loss) income	(16,772)	15,285

Comprehensive (loss) income	$(6,359)	$31,557

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$306,383	$853,040
Restricted cash	4,341	—
Short-term investments	58,335	113,901
Trade accounts receivable, net	140,088	152,820
Inventories	199,354	219,723
Current deferred tax assets	11,087	11,087
Prepaid expenses and other receivables	46,836	63,451

Total current assets	766,424	1,414,022
Restricted cash	14,748	14,592
Long-term investments	342,516	335,995
Property, plant and equipment, net	571,400	573,246
Goodwill	131,446	131,446
Acquisition-related intangible assets, net	19,827	20,881
Long-term deferred tax assets	73,019	71,560
Other assets	64,183	85,663

Total assets	$1,983,563	$2,647,405

Liabilities and Stockholders' Equity
Current liabilities:
Bank loans	$—	$462
Long-term debt, due within one year	432	543,383
Accounts payable	75,768	68,410
Accrued salaries, wages and commissions	37,719	40,588
Accrued income taxes	10,235	162,836
Current deferred tax liabilities	2,883	2,883
Other accrued expenses	99,403	133,463

Total current liabilities	226,440	952,025
Long-term accrued income taxes	70,765	—
Long-term deferred tax liabilities	—	4,188
Other long-term liabilities	41,102	41,873
Deferred gain on Divestiture (Note 11)	116,059	116,059

Total liabilities	454,366	1,114,145

Commitments and contingencies (Notes 17, 18 and 19)
Stockholders' equity:
Common shares	72,811	72,811
Capital contributed in excess of par value of shares	960,713	958,417
Retained earnings	412,001	401,588
Accumulated other comprehensive income	83,672	100,444

Total stockholders' equity	1,529,197	1,533,260

Total liabilities and stockholders' equity	$1,983,563	$2,647,405

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2007	2006 As restated
Cash flow from operating activities:
Net income	$10,413	$16,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,336	20,523
Amortization of acquisition-related intangible assets	380	676
Stock compensation expense	438	2,249
(Recovery of) provision for bad debt	(425)	2,020
Provision for inventory write-downs	4,566	3,639
Debt retirement charge	5,659	—
Unrealized gain on derivatives	—	(625)
Deferred revenue	(6,872)	7,021
Deferred income taxes	2,827	3,675
Tax benefit from options exercised	—	552
Excess tax benefit from options exercised	—	(150)
Write-down of investments	273	—
Loss on sale of investments	—	216
Change in operating assets and liabilities, net	(61,754)	(54,397)

Net cash (used in) provided by operating activities	(24,159)	1,671

Cash flow from investing activities:
Additions to property, plant and equipment	(11,519)	(34,796)
Proceeds from sale of property, plant and equipment	41	21
Additions to restricted cash	(156)	—
Sale or maturities of investments	144,801	83,555
Purchase of investments	(95,782)	(99,481)
Other, net	(1,019)	(1,268)

Net cash provided by (used in) investing activities	36,366	(51,969)

Cash flow from financing activities:
(Repayments of) proceeds from short-term debt	(550,000)	6,807
Repayments of obligations under capital leases	—	(129)
Proceeds from exercise of stock options and stock participation plan	—	2,520
Excess tax benefit from options exercised	—	150
Additions to restricted cash	(4,341)	—
Other, net	(4,699)	33

Net cash (used in) provided by financing activities	(559,040)	9,381

Effect of exchange rate changes on cash and cash equivalents	176	4,271

Net decrease in cash and cash equivalents	(546,657)	(36,646)
Cash and cash equivalents, beginning of period	853,040	482,907

Cash and cash equivalents, end of period	$306,383	$446,261

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

        The Company pioneered the fundamental technology for power metal oxide semiconductor field effect transistors ("MOSFETs") in the 1970s, and estimates that the majority of the world's planar power MOSFETs use its technology. Power MOSFETs are instrumental in improving the ability to manage power efficiently. The Company's products include power MOSFETs, high voltage analog and mixed signal integrated circuits, low voltage analog and mixed signal integrated circuits ("ICs"), digital ICs, radiation-resistant ("RAD-Hard™") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), high reliability DC-DC converters, PowerStage ("PS") modules, and DC-DC converter type applications.

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

Reclassification

        Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. Certain reclassifications have been made to the Unaudited Condensed Consolidated Statement of Income for the three months ended September 30, 2006 to present the results of a portion of the Power Control Systems ("PCS") business ("PCS Business"), the Non-Aligned Products ("NAP") segment, as discontinued operations.

Fiscal Year and Quarter

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on a Sunday closest to June 30. The three months ended September 2007 and 2006 consisted of 13 weeks ended on

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

September 30, 2007 and October 1, 2006, respectively. For ease of presenting the accompanying condensed consolidated financial statements, the fiscal September quarter-end for all periods presented is shown as September 30.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS No. 157") which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard ("FAS") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 is effective upon initial adoption of SFAS No. 157. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

        On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48"). Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings. The adoption of FIN 48 had no material impact on the financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in process research and development ("R&D") is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning July 1, 2009.

        In December 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 110 ("SAB 110") to permit entities, under certain circumstances, the continued use of the "simplified" method, in developing estimates of the expected term of "plain-vanilla" share options in accordance with Statement No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)"), Share-Based Payment. SAB 110 amended SAB No. 107 to permit the use of the "simplified" method beyond December 31, 2007. The Company currently uses the "simplified" method to estimate the expected term for share option grants as the Company does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the "simplified" method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for the Company on January 1, 2008.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of SFAS No. 161 on its consolidated financial statements.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

2. Restatement of Consolidated Financial Statements

        In connection with the Company's 2007 Annual Report the Company restated its consolidated balance sheets as of June 30, 2006 and 2005, and the consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for the fiscal years ended June 30, 2006 and 2005, including the cumulative impact of corrected matters for periods prior to June 30, 2004. In the 2007 Annual Report, the Company has also restated its unaudited quarterly financial information for the fiscal quarters ended December 31, 2006, September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004 and September 30, 2004. Details regarding periods covered by the restatement, including cumulative adjustments required for periods prior to July 1, 2004, are set forth in the 2007 Annual Report. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

2. Restatement of Consolidated Financial Statements (Continued)

Summary Financial Impacts of Restatements

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the three months ended September 30, 2006 (in thousands, except per share data):

								As Restated and Adjusted for Discontinued Operations
		Restatement Adjustments
Three Months Ended September 30, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$344,243	$(20,320)	$(7,861)	$—	$—	$—	$(27,362)	$288,700
Cost of sales	205,826	(13,505)	(2,633)	1,485	(360)	—	(23,621)	167,192

Gross profit	138,417	(6,815)	(5,228)	(1,485)	360	—	(3,741)	121,508
Selling and administrative expense	56,636	17	—	805	1,549	—	(2,160)	56,847
Research and development expense	29,793	—	—	96	—	—	(1,289)	28,600
Amortization of acquisition-related intangible assets	926	(251)	—	—	—	—	(240)	435
Asset impairment, restructuring and other charges	5,237	—	—	—	(2,586)	—	(690)	1,961

Operating income	45,825	(6,581)	(5,228)	(2,386)	1,397	—	638	33,665
Other (income), net	(81)	—	(1,434)	—	1,434	—	—	(81)
Interest (income), net	(2,504)	—	—	—	(21)	—	—	(2,525)

Income from continuing operations before income taxes	48,410	(6,581)	(3,794)	(2,386)	(16)	—	638	36,271
Provision for income taxes(3)	14,281	(2,596)	(1,315)	(883)	(3)	9,877	(679)	18,682

Income from continuing operations	34,129	(3,985)	(2,479)	(1,503)	(13)	(9,877)	1,317	17,589
Loss from discontinued operations, net of taxes	—	—	—	—	—	—	(1,317)	(1,317)

Net income	$34,129	$(3,985)	$(2,479)	$(1,503)	$(13)	$(9,877)	$—	$16,272

Net income per common share:
Basic:
Income from continuing operations	$0.47							$0.24
Loss from discontinued operations	—							(0.01)

Net income per share	$0.47							$0.23

Diluted:
Income from continuing operations	$0.47							$0.24
Loss from discontinued operations	—							(0.02)

Net income per share	$0.47							$0.22

Average common shares outstanding—basic	72,052							72,052

Average common shares and potentially dilutive securities outstanding—diluted	72,630							72,630

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

(2)
See Note 3, "Discontinued Operations and the Divestiture."

(3)
The tax provisions related to the restatement adjustments were based on the statutory rates of the jurisdictions affected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

2. Restatement of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statements of comprehensive income for the three months ended September 30, 2006 (in thousands):

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

2. Restatement of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statements of cash flows for the three months ended September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006
	As previously reported	Restatement adjustments	As restated
Cash flow from operating activities:
Net income	$34,129	$(17,857)	$16,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,580	(57)	20,523
Amortization of acquisition-related intangible assets	926	(250)	676
Stock compensation expense	2,031	218	2,249
Provision for bad debt	2,020	—	2,020
Provision for inventory write-downs	3,639	—	3,639
Unrealized gain on derivatives	(625)	—	(625)
Deferred revenue	—	7,021	7,021
Deferred income taxes	3,732	(57)	3,675
Tax benefit from options exercised	552	—	552
Excess tax benefit from options exercised	(150)	—	(150)
Loss on sale of investments	216	—	216
Change in operating assets and liabilities, net	(55,581)	1,184	(54,397)

Net cash provided by operating activities	11,469	(9,798)	1,671

Cash flow from investing activities:
Additions to property, plant and equipment	(34,818)	22	(34,796)
Proceeds from sale of property, plant and equipment	21	—	21
Sale or maturities of investments	83,555	—	83,555
Purchase of investments	(99,481)	—	(99,481)
Other, net	(1,268)	—	(1,268)

Net cash used in investing activities	(51,991)	22	(51,969)

Cash flow from financing activities:
Proceeds from short-term debt	(2,824)	9,631	6,807
Repayments of obligations under capital leases	(129)	—	(129)
Proceeds from exercise of stock options and stock participation plan	2,520	—	2,520
Excess tax benefit from options exercised	150	—	150
Other, net	(69)	102	33

Net cash provided by financing activities	(352)	9,733	9,381

Effect of exchange rate changes on cash and cash equivalents	4,228	43	4,271

Net decrease in cash and cash equivalents	(36,646)	—	(36,646)
Cash and cash equivalents, beginning of period	482,907	—	482,907

Cash and cash equivalents, end of period	$446,261	$—	$446,261

3. Discontinued Operations and the Divestiture

        On April 1, 2007 (the last day of the Company's fiscal third quarter), the Company completed the sale of its PCS Business to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million (the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

3. Discontinued Operations and the Divestiture (Continued)

"Divestiture"), including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture and while the Company prepared its restated financial statements, a number of matters have developed, as discussed in Note 21, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, the Company has deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

        The PCS Business consisted of the Company's former NAP and Commodity Products ("CP") segments. Product lines included in the sale were certain discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, multi-chip modules not containing ICs and certain other specified products.

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

        Subsequent to April 1, 2007, Vishay and the Company commenced discussions regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, the parties did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of IR's internal investigation into certain accounting and financial reporting matters (the "Investigation") conducted by the Audit Committee of the Board of Directors ("Audit Committee"). As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and the Company maintains that the proper application of the contractual formula results in no adjustment to net working capital. The Company does not believe that Vishay's assertions have merit and intends to vigorously defend its position.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

3. Discontinued Operations and the Divestiture (Continued)

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

        The following table presents revenue, operating loss from discontinued operations before income taxes and income taxes for the three months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended September 30,
	2007	2006 As restated
Revenue	$—	$27,362

Operating loss before income taxes	$—	$(638)
Income tax expense	—	(679)

Loss from discontinued operations, net of taxes	$—	$(1,317)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

4. Supplemental Cash Flow Disclosures

        Components in the change of operating assets and liabilities for the three months ended September 30, 2007 and 2006 were comprised of the following (in thousands):

	Three Months Ended September 30,
	2007	2006 As restated
Trade accounts receivable	$14,037	$(19,759)
Inventories	17,562	(23,692)
Prepaid expenses and other receivables	17,687	(9,491)
Accounts payable	6,558	1,499
Accrued salaries, wages and other commissions	(3,006)	(17,870)
Deferred compensation	1,686	1,273
Accrued income taxes payable	(89,846)	16,585
Other accrued expenses	(26,432)	(2,942)

Changes in operating assets and liabilities	$(61,754)	$(54,397)

        Supplemental disclosures of cash flow information (in thousands):

	Three Months Ended September 30,
	2007	2006 As restated
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$4,278	$16,752

5. Investments

        Available-for-sale securities as of September 30, 2007 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Short-Term Investments:
Corporate debt	$57,980	$23	$(261)	$(238)	$57,742
Asset-backed securities	593	—	—	—	593

Total short-term investments	$58,573	$23	$(261)	$(238)	$58,335

Long-Term Investments:
Corporate debt	$64,920	$149	$(243)	$(94)	$64,826
U.S. government and agency obligations	47,472	519	(16)	503	47,975
Mortgage-backed securities	120,085	263	(604)	(341)	119,744
Asset-backed securities	111,201	82	(1,312)	(1,230)	109,971

Total long-term investments	$343,678	$1,013	$(2,175)	$(1,162)	$342,516

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

5. Investments (Continued)

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

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon Inter Electronics Corporation ("Nihon"), a related party as further discussed in Note 20, "Related Party Transactions." The value of the Company's investments is subject to market fluctuations, which, if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.1 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively.

        The Company also has a strategic investment in the common stock of a non-publicly traded company which is recorded at cost in other long-term assets. As of September 30, 2007 and June 30, 2007, the recorded cost basis and estimated fair value of this investment was $3.6 million. The estimate of fair value is based on best available information or other estimates determined by management. The Company did not experience any impairment in value regarding this investment since inception.

        The carrying values of the equity investments included in other long-term assets at September 30, 2007 and June 30, 2007 were $29.7 million and $48.0 million, respectively, compared to their purchase cost at September 30, 2007 and June 30, 2007 of $26.5 million. Unrealized gain (loss), net of tax, for the three months ended September 30, 2007 and 2006 was $(11.3) million and $0.7 million, respectively, and was included in other comprehensive income. The carrying values of the Company's equity investments are subject to market fluctuations, which if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

5. Investments (Continued)

material adverse effect on its operating results. Although the carrying values of these investments have declined significantly, the Company does not anticipate that it will dispose of these strategic investments for a loss within the near term.

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

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. During the three months ended September 30, 2007, the Company recognized $0.3 million in other-than-temporary impairments relating to certain available-for-sale securities, included in other expense. There were no impairment charges on investments for the three months ended September 30, 2006. Subsequent to September 30, 2007, as a result of additional declines in fair values of these securities, the Company recorded additional impairment of $4.4 million through March 31, 2008. In the fourth fiscal quarter of 2008, the Company recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        The following table summarizes the market value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter (in thousands):

	Securities held for less than 12 months, in a loss position at September 30, 2007		Securities held for 12 months or more, in a loss position at September 30, 2007		Total in a loss position
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$51,236	$(281)	$26,556	$(223)	$77,792	$(504)
U.S. government and agency obligations	7,171	(16)	—	—	7,171	(16)
Mortgage-backed securities	30,446	(355)	32,906	(249)	63,352	(604)
Asset-backed securities	56,751	(1,075)	17,749	(237)	74,500	(1,312)

Total	$145,604	$(1,727)	$77,211	$(709)	$222,815	$(2,436)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

5. Investments (Continued)

	Securities held for less than 12 months, in a loss position at June 30, 2007		Securities held for 12 months or more, in a loss position at June 30, 2007		Total in a loss position
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$76,920	$(354)	$38,287	$(233)	$115,207	$(587)
U.S. government and agency obligations	54,023	(181)	17,704	(72)	71,727	(253)
Mortgage-backed securities	55,923	(599)	16,779	(228)	72,702	(827)
Asset-backed securities	46,663	(186)	17,877	(229)	64,540	(415)

Total	$233,529	$(1,320)	$90,647	$(762)	$324,176	$(2,082)

        The amortized cost and estimated fair value of investments at September 30, 2007, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$58,573	$58,335
Due in 1-2 years	24,142	24,130
Due in 2-5 years	151,000	151,271
Due after 5 years	168,536	167,115

Total investments	$402,251	$400,851

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains and gross realized (losses) for the three months ended September 30, 2007 were $0.2 million and $(0.4) million, respectively. Gross realized gains and gross realized (losses) for the three months ended September 30, 2006 were $0.1 million and $(0.3) million, respectively. The cost of marketable securities sold was determined by the weighted average cost method.

6. Inventories

        Inventories at September 30, 2007 and June 30, 2007 were comprised of the following (in thousands):

	September 30, 2007	June 30, 2007
Raw materials	$35,184	$31,067
Work-in-process	81,182	85,383
Finished goods	82,988	103,273

Total inventories, net	$199,354	$219,723

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

7. Goodwill and Acquisition-Related Intangible Assets

        At September 30, 2007 and June 30, 2007 acquisition-related intangible assets included the following (in thousands):

		September 30, 2007			June 30, 2007
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Completed technology	4-12	$29,679	$(12,742)	$16,937	$29,679	$(11,849)	$17,830
Customer lists	5-12	5,446	(3,784)	1,662	5,446	(3,677)	1,769
Intellectual property and other	5-12	7,963	(6,735)	1,228	7,963	(6,681)	1,282

Total acquisition-related intangible assets		$43,088	$(23,261)	$19,827	$43,088	$(22,207)	$20,881

        As of September 30, 2007, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2008: $3,172; fiscal year 2009: $4,210; fiscal year 2010: $4,210; fiscal year 2011: $3,948; and fiscal year 2012: $1,588.

        The carrying amount of goodwill by business segment as of September 30, 2007 is as follows (in thousands):

	September 30, 2007	June 30 2007
Power Management Devices	$28,748	$28,748
Energy-Saving Products	36,984	36,984
Aerospace and Defense	18,959	18,959
Enterprise Power	22,805	22,805
PowerStage	3,876	3,876
Intellectual Property	20,074	20,074

Total Goodwill	$131,446	$131,446

        In fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions and technology. After completing the first step in the goodwill impairment analysis, the Company concluded that goodwill related to the PowerStage ("PS"), Power Management Devices ("PMD") and Intellectual Property ("IP") segments may be impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in the Company's PS segment, softening demand and pricing for products in the PMD segment and a significant decline in projected royalty revenue in the IP segment as its broadest MOSFET patents expire. Based on the preliminary results of the annual assessment of goodwill for impairment, the net book value of three of the Company's reporting units, PS, PMD and IP, exceeded their estimated fair value. Therefore, the Company is performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, the Company expects to record an impairment charge. A

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

7. Goodwill and Acquisition-Related Intangible Assets (Continued)

reasonable estimate of the amount of the impairment charge or range of amounts of the charge cannot be determined at this time.

8. Bank Loans and Long-Term Debt

        The following is a summary of the Company's long-term debt and other loans at September 30, 2007 and June 30, 2007 (in thousands):

	September 30, 2007	June 30, 2007
Foreign accounts receivable financing facilities at rates from 1.625% to 1.825% and other loans	$432	$894
Convertible subordinated notes at 4.25 percent due in July 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($7,049) at June 30, 2007)	—	542,951

Total Debt	$432	$543,845

        In July 2000, the Company issued $550.0 million in principal amount of 4.25 percent Convertible Subordinated Notes due July 2007 (the "Notes"). The interest rate was 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The Notes were convertible into shares of the Company's common stock at any time on or before July 16, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The Notes were subordinated to all of the Company's existing and future debt. The Company could redeem any of the Notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the Notes and related indenture agreement. In December 2001 and April 2004, the Company entered into transactions with the JPMorgan Chase Bank ("JPM") for $412.5 million and $137.5 million notional amounts, respectively, which had the effect of converting the interest rate to variable and required that the Notes be marked to market.

        On July 16, 2007, the Company funded the payment in full at maturity of the Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, the Company recorded a debt retirement charge of $5.7 million, included in other expense during the three months ended September 30, 2007.

        In June 2006, the Company's subsidiary in Singapore entered into a Credit Agreement with Bank of America, N.A. ("BoA"). Pursuant to the Credit Agreement, BoA loaned $81.0 million to the Singapore subsidiary, bearing interest at the London Interbank Offered Rate plus 1.0 percent and maturing on June 26, 2008. In conjunction with the Credit Agreement, the Company entered into a guaranty in favor of BoA to guarantee the payment and performance of obligations by its Singapore subsidiary. In January 2007, the Company's subsidiary in Singapore made a prepayment of $26.0 million on the loan. The Credit Agreement contained certain financial and other covenants, with which the Company and its Singapore subsidiary were in compliance at March 31, 2007 and June 30, 2006. In May 2007, the Singapore subsidiary prepaid the remaining balance on the loan of $55.0 million.

        On November 6, 2006, the Company entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JPM, BoA, HSBC Bank USA, and Deutsche Bank AG

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

8. Bank Loans and Long-Term Debt (Continued)

(the "Facility"). The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company's senior leverage ratio. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 and 0.25 percent of the unused portion of the total Facility, depending upon the Company's senior leverage ratio. In connection with the Facility, the Company is required to pledge as collateral shares of certain of its subsidiaries and certain of the Company's subsidiaries are required to guarantee the Facility. At September 30, 2007, the Company had no borrowings and $4.3 million in letters of credit outstanding under the Facility.

        The Facility has been amended by (together the "Facility Amendments"): an Amendment No. 1 to the Facility dated May 4, 2007, an Amendment No. 2 to the Facility dated June 27, 2007, an Amendment No. 3 to the Facility dated September 13, 2007, an Amendment No. 4, to the Facility dated December 14, 2007 and an Amendment No. 5, to the Facility dated March 17, 2008. Pursuant to the Facility Amendments, the Company's lenders under the Facility agreed that, in light of the Audit Committee Investigation, it would not be deemed in default in respect of certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful (see Part II, Item 1A, "Risk Factors–Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions"). Although the Company is not able to access the Facility except for the renewal of outstanding letters of credit, it believes it has sufficient cash, cash equivalents, cash investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

        On July 30, 2008, the Company and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of (i) revised audited consolidated financial statements for fiscal years 2007, 2006 and 2005, and (ii) filing with the SEC of the Company's 2007 Annual Report and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, and if the Company is in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify the Company in writing either (i) that extensions of credit are available under the Facility to the Company or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

8. Bank Loans and Long-Term Debt (Continued)

applicable, execution of such further amendment to the Facility, the Company is not able to access the Facility. The Amendment provides that failure by the Company to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding will result in termination of the Amendment.

        At September 30, 2007, including the Japan accounts receivable financing facilities and the Facility, the Company had $219.9 million in total lines of credit, of which $4.3 million had been utilized in letters of credit, as noted above.

9. Other Accrued Expenses

        Other accrued expenses at September 30, 2007 and June 30, 2007 were comprised of the following (in thousands):

	September 30, 2007	June 30, 2007
Accrued sales returns	$35,623	$34,561
Deferred revenue	14,901	21,773
Accrued accounting and legal costs	9,549	8,924
Accrued compensation	8,827	10,354
Transition services contract liability	6,665	6,665
Accrued Divestiture transaction costs	3,870	4,901
Due to customers	3,602	4,535
Accrued sales and other taxes	3,041	6,958
Accrued warranty	2,033	2,434
Short term severance liability	441	826
Accrued interest	76	15,749
Other	10,775	15,783

Total other accrued expenses	$99,403	$133,463

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

9. Other Accrued Expenses (Continued)

        The following table details the changes in the Company's warranty reserve for the three months ended September 30, 2007, which is included in other accrued liabilities (in thousands):

Accrued warranty, June 30, 2007	$2,434
Accruals for warranties issued during the period	1,184
Changes in estimates related to pre-existing warranties	(560)
Warranty claim settlements	(1,025)

Accrued warranty, September 30, 2007	$2,033

10. Other Long-Term Liabilities

        Other long-term liabilities at September 30, 2007 and June 30, 2007 were comprised of the following (in thousands):

	September 30, 2007	June 30, 2007
Divested entities tax obligations	$18,578	$18,578
Deferred compensation	10,557	9,645
Transition services contract liability	9,995	11,665
Other	1,972	1,985

Total other long-term liabilities	$41,102	$41,873

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

12. Stock-Based Compensation

        The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the three months ended September 30, 2007 (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2007	11,754	$40.72	$29,921
Granted	—	—	—
Exercised	—	—	—
Expired	(1,132)	$43.06	—

Outstanding, September 30, 2007	10,622	$40.68	$18,643

        For the three months ended September 30, 2007, no stock options were exercised. For the three months ended September 30, 2006, the Company received $2.5 million for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $0.6 million for three months ended September 30, 2006.

        The following table summarizes the Restricted Stock Unit ("RSU") activities for the three months ended September 30, 2007 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2007	9	$49.14	$337
Granted	—	—	—
Expired	(1)	$49.44	—

Outstanding, September 30, 2007	8	$49.23	$279

        Additional information relating to the stock option plans, including employee stock options and RSUs at September 30, 2007 and June 30, 2007 is as follows (in thousands):

	September 30, 2007	June 30, 2007
Options exercisable	9,116	9,855
Options available for grant	3,537	2,932
Total reserved common stock shares for stock option plans	14,169	14,695

        The Company's employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123(R), the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

12. Stock-Based Compensation (Continued)

within other accrued expenses. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a net credit of $1.8 million for the three months ended September 30, 2007. The aggregate fair value of the liability awards included in other accrued expenses was $1.9 million at September 30, 2007. Subsequent to September 30, 2007, the Company continued to provide from time to time extensions to certain terminated employees to exercise their vested stock options. As a result of these actions, the Company recorded a charge of $0.9 million through March 31, 2008 for the modifications and mark-to-market adjustments associated with such extensions.

        For the three months ended September 30, 2007 and 2006, stock-based compensation expense associated with the Company's stock options and RSUs is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Cost of sales	$8	$242
Selling and administrative expense	282	1,329
Research and development expense	148	678

Total stock-based compensation expense	$438	$2,249

        The total unrecognized compensation expense for outstanding stock options and RSUs was $16.2 million as of September 30, 2007, and will be recognized, in general, over three years. The weighted average number of years to recognize the compensation expense is 1.4 years.

        The fair value of the options associated with the above compensation expense for the three months ended September 30, 2007 and September 30, 2006, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Expected life	N/A	3.5 years
Risk free interest rate	N/A	4.7%
Volatility	N/A	44.3%
Dividend yield	N/A	0.0%

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

September 30, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

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

        Asset write-downs are principally related to facilities and equipment that will not be used subsequent to the completion of restructuring initiatives being implemented, and cannot be sold for amounts in excess of carrying value. The Company recognizes asset impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining the asset groups, the Company groups assets at the lowest level for which independent identifiable cash flows information is available. In determining whether an asset was impaired the Company evaluates undiscounted future cash flows and other factors such as changes in strategy and technology. An indicator of impairment loss exists if the undiscounted cash flows from the initial analysis are less than the carrying amount of the asset group. The Company then determines the fair value of the asset group using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

        Asset impairment, restructuring and other charges represent costs related primarily to the following initiatives:

  •
  The December 2002 initiative; and

  •
  The PCS Divestiture initiative.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

        The following table summarizes restructuring and related charges incurred during the three months ended September 30, 2007 and 2006 and recorded in asset impairment, restructuring and other charges as well as the portion of those costs attributable to discontinued operations (in thousands):

	Three Months Ended September 30
	2007	2006 As restated
Reported in cost of sales	$—	$266

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	1,957
Other charges	35	695

Subtotal	35	2,652
Discontinued operations(1)	—	(691)

Total asset impairment, restructuring and other charges	$35	$1,961

    (1)
    Amounts that have been reclassified to discontinued operations represent costs relating to the former NAP segment.

The December 2002 Initiative

        In December 2002, the Company announced a restructuring initiative to better reposition itself for market conditions at the time and de-emphasize its commodity business. The restructuring plans included consolidating and closing certain manufacturing sites in designated facilities, and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, the Company sought to implement initiatives to lower overhead costs across its support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges the Company recorded in the three months ended September 30, 2007 and 2006 related to the December 2002 restructuring initiative (in thousands):

	Three Months Ended September 30,
	2007	2006 As restated
Reported in cost of sales	$—	$266

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	93
Other charges	—	610

Total asset impairment, restructuring and other charges	$—	$703

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

        Charges recorded as an element of cost of sales in the three months ended September 30, 2006 represent the costs of the closure of the Company's assembly line in Krefeld, Germany and the move of these manufacturing activities to its facility in Swansea, Wales. The principal elements of those costs related to startup and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and,

  •
  Training and transition expenses for the Swansea workforce.

        Other charges reflect the costs to relocate equipment related to the consolidation and closing of certain of the Company's manufacturing sites and to discontinue production at designated facilities. Other costs of $0.6 million in the three months ended September 30, 2006 were principally incurred in connection with the relocation of operations from the Company's Krefeld facility to its Swansea facility.

The PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, the Company terminated approximately 100 former PCS employees. The Company also terminated other operating and support personnel to streamline the organization in connection with the Divestiture. Severance charges for these terminated employees were $1.9 million for the three months ended September 30, 2006.

        The Divestiture included two components of the business. One of these components, the former NAP segment, has been reported as an element of discontinued operations. The other component, the former CP segment, was not presented as a discontinued operation due to the significance of the Company's ongoing involvement with its TSAs relating to the Divestiture.

        The following illustrates the charges the Company recorded in the three months ended September 30, 2007 and 2006 related to its PCS restructuring initiative (in thousands):

	Three Months Ended September 30
	2007	2006 As restated
Reported in cost of sales	$—	$—

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	1,864
Other charges	35	16

Total asset impairment, restructuring and other charges	$35	$1,880

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

Other Activities and Charges

        From time to time, the Company also undertakes and executes other smaller scale restructuring initiatives at its local sites. The following illustrates the charges the Company recorded in the three months ended September 30, 2007 and 2006 related to its other activities and charges (in thousands):

	Three Months Ended September 30
	2007	2006 As restated
Reported in cost of sales	$—	$—

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	—
Other charges	—	69

Total asset impairment, restructuring and other charges	$—	$69

Research and Development Facility Closure Initiative

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

        The following table summarizes the Company's severance accrual for the three months ended September 30, 2007:

September 30, 2007
Accrued severance, June 30, 2007	826
Charged to asset impairment, restructuring and other charges	—
Charged to operating expenses	992
Costs paid	(1,393)
Foreign exchange losses	16

Accrued severance, September 30, 2007	$441

14. Segment Information

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

14. Segment Information (Continued)

  •
  The Energy-Saving Products ("ESP") segment includes the Company's high-voltage analog and mixed signal ICs, digital control ICs, intelligent power switch ICs, micro-electronic relay ICs, motion control modules, high voltage DirectFET® and IGBTs. ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light emitting diodes; advanced automotive solutions such as diesel injection and electric-gasoline hybrids; and consumer applications such as plasma televisions, LCD TV and class D audio systems. These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

  •
  The Aerospace and Defense ("A&D") segment includes the Company's RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines and other defense and high-reliability applications. A&D's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in harsh environments such as space, underwater and underground, and certain medical applications.

  •
  The Enterprise Power ("EP") segment includes the Company's low-voltage ICs (including XPhase® and SupIRBuck™), DirectFET™ Power MOSFETs. Products within the EP segment are focused on data center applications (servers, storage, routers and switches), and communication infrastructure equipment end markets. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to the Company's customers for their next generation applications that require a higher level of performance and technical service.

  •
  The PS segment is solely composed of the Company's iPOWIR® product, which is an optimized and versatile functional component that combines multiple power semiconductors, ICs and passive elements into a single thermally enhanced package. PS targets computers, switchers and routers, servers and game stations.

  •
  The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of the Company's licensed MOSFET patents. Some of the Company's power MOSFET patents have expired in calendar year 2007 and the broadest expire in calendar 2008. Certain of the licensed MOSFET patents remain in effect through 2010. However, with the expiration of the Company's broadest MOSFET patents, most of its IP segment revenue has ceased during the fourth quarter of fiscal year 2008. The strategy within IP is to concentrate on creating and using the Company's IP primarily for the design and development of new value-added products, with opportunistic licensing where the Company believes it is consistent with its business.

  •
  The Transition Services ("TS") segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Divestiture. The TS segment

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

14. Segment Information (Continued)

    targets to substantially complete the transition services within three years following the consummation of the Divestiture.

  •
  The CP segment is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature. The Company sold the business reported within CP to Vishay as part of the Divestiture on April 1, 2007. The CP segment is reportable only in the prior fiscal period for this report.

        The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs and asset impairment, restructuring and other charges to the operating segments, as these are not meaningful statistics to its Chief Operating Decision Maker ("CODM") in making resource allocation decisions or in evaluating performance of the operating segments.

        The accounting policies of the segments are the same as those described in Note 1 of the 2007 Annual Report, "Business, Basis of Presentation and Summary of Significant Accounting Policies." The Company's wafer manufacturing facilities fabricate ICs for all business units as necessary and their operating costs are reflected in the segments' cost of revenues on the basis of product costs. General manufacturing overhead and variances are allocated to the segments based on their percentage of total revenues. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross profit for the segments. Due to the Company's methodology for cost build up at the product level, it is impractical to determine the amount of depreciation and amortization included in each segment's gross profit. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information.

        For the three months ended September 30, 2007 and 2006, revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	Three months ended September 30, 2007			Three months ended September 30, 2006 as restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$106,424	40.0%	29.6%	$92,030	31.9%	34.9%
Energy-Saving Products	40,504	15.2	36.5	55,989	19.4	53.1
Aerospace and Defense	36,509	13.7	51.1	38,355	13.3	50.3
PowerStage	28,717	10.8	30.6	13,956	4.8	43.9
Enterprise Power	28,269	10.6	50.6	20,481	7.1	53.1
Intellectual Property	9,293	3.5	100.0	11,010	3.8	100.0

Ongoing Segments Total	249,716	93.8	38.9	231,821	80.3	47.1
Transition Services	16,478	6.2	0.8	—	0.0	0.0
Commodity Products	—	0.0	0.0	56,879	19.7	21.7

Consolidated Total	$266,194	100.0%	36.6%	$288,700	100%	42.1%

        No single customer accounted for more than ten percent of the Company's consolidated revenue for the three months ended September 30, 2007 and 2006.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

15. Income Taxes

        On July 1, 2007, the Company adopted the provisions of FIN 48. Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings. The adoption of FIN 48 had no material impact on the financial statements.

        As of the adoption date, the liability for income taxes associated with uncertain tax positions was $103.9 million. If the benefit were recognized, the release of the liabilities associated with the uncertain tax positions would result in a benefit to income taxes on the Consolidated Statement of Income of $102.2 million which would reduce the Company's future effective tax rate.

        As of September 30, 2007, the liability for income tax associated with uncertain tax positions was $59.6 million. If recognized, the liabilities associated with uncertain tax positions would result in a benefit to income taxes on the Consolidated Statement of Income of $57.9 million which would reduce the Company's future effective tax rate. The change in the uncertain tax positions from the date of adoption is the result of filing qualified amended returns in the U.S. Federal tax jurisdiction for fiscal years 2004 to 2006 and the payment of additional tax of $44.3 million with the returns, partially offset by the accrual of reserves in certain jurisdictions.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. At adoption, and as of September 30, 2007, the Company had accrued $45.0 million and $28.1 million, respectively, of interest and penalties related to uncertain tax positions. The change in the interest and penalties from the date of adoption is the result of filing amended returns in the U.S. federal tax jurisdiction for fiscal years 2004 to 2006 which is comprised of the payment of interest of approximately $4.2 million and the reversal of reserves of approximately $13.7 million of penalties and related interest which were partially offset by the accrual of additional interest and penalties.

        The uncertain tax positions are expected to decrease from the date of adoption by approximately $44.3 million over the next twelve months due to the filing of amended returns, expiration of statute of limitations and increases in certain jurisdictions as mentioned. It is reasonably possible there will be other changes to the liability associated with uncertain tax positions due to the expiration of statutes of limitations, payment of tax on amended returns, and other changes in reserves. Due to the complexity of the restatement, it is it not possible to estimate the range of change at this time.

        The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company's major tax jurisdictions are U.S. federal, California, Japan, U.K. and Singapore. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, at the date of adoption, the Company is no longer subject to U.S. federal income tax examinations for years before fiscal year end July 1, 2001; California income tax examinations before fiscal year end July 5, 1998; Japan income tax examinations before fiscal year June 30, 2002; U.K. tax examinations before fiscal year end June 30 2002; and Singapore tax examination for assessment year end December 31, 2001.

        While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes reserves for income taxes represent the most probable

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

15. Income Taxes (Continued)

outcome. The Company adjusts these reserves, including those for the related interest, in light of changing facts and circumstance.

        The Company's effective tax rate related to continuing operations was (158.3) percent and 51.5 percent for the three months ended September 30, 2007 and 2006, respectively. For the fiscal 2008 period, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) reversal of reserve for potential penalties and interest thereon as a result of the Company filing amended U.S. federal income tax returns and paying the tax liability for fiscal years 2004 through 2006, (b) the benefit of foreign tax credits and R&D credits and (c) lower statutory rates in certain foreign jurisdictions which were partially offset by (w) a decrease in U.K. deferred tax assets due to the reduction in tax rates from 30 percent to 28 percent, (x) non deferral of income from certain jurisdictions, and (y) an increase in reserve for non U.S. uncertain tax provisions, and (z) a state valuation allowance. For the fiscal 2007 period, the Company's effective tax rate differed from the U.S. federal tax rate of 35 percent resulting from (a) actual and deemed distributions from certain jurisdictions, (b) transfer pricing adjustments, (c) increase in reserves for non U.S. uncertain tax provisions and (d) state taxes, which were partially offset by (w) lower statutory tax rates in certain foreign jurisdictions, (x) the release of a valuation allowance, (y) export tax incentives and (z) benefits from foreign tax credits and R&D credits.

        In connection with the errors related to the tax matters described above, the Company prepared and filed in September 2007 amended U.S. federal tax returns for the fiscal years 2004 through 2006. In conjunction with the filing of these amended tax returns and extensions related to federal and state income tax returns for the fiscal year ended June 30, 2007, the Company remitted income taxes and interest in the aggregate amount of $74.0 million to the Internal Revenue Service and various state revenue agencies. Included in the $74.0 million tax and interest payment is approximately $44.3 million of tax and $4.2 million of interest related to fiscal years 2004 through 2006. Upon filing the amended returns for fiscal years 2004 through 2006 and paying $4.2 million of interest due on underpayment of tax, the Company released during the first fiscal quarter of 2008, from accrued income taxes, $13.7 million of accrued penalty and related interest for the underpayment of income taxes due for the fiscal years 2004 to 2006 that the Company determined would have been payable in those years absent the timely filing of amended tax returns. The Company also paid, in the first quarter of fiscal year 2008, the Internal Revenue Service and state taxing agencies approximately $25.5 million upon the filing of fiscal year 2007 extensions. Due to errors in our transfer pricing related to intercompany transactions, the Company has filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming tax refund and sought to assert a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in the Company's restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, the Company has recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years.

        Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of net operating losses ("NOLs") and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred as of September 30, 2007 that would limit the Company's utilization of any NOL, credit carryforward or other tax attributes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

15. Income Taxes (Continued)

        The Company filed in fiscal year 2008 Forms 3115 to correct certain tax accounting methods with respect to fiscal years ended June 30, 2001 to June 30, 2006. As a consequence of filing the Forms 3115, the Company reversed, throughout fiscal year 2008, approximately $1.2 million of accrued penalties and related interest for the fiscal years ended June 30, 2001 through June 30, 2006.

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

September 30, 2007

16. Net Income per Common Share (Continued)

        The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$10,413	72,811	$0.14
Loss from discontinued operations	—	72,811	—

Net income	$10,413	72,811	$0.14

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	—	446	—
Income from discontinued operations	—	446	—

Net income	—	446	—

Net income per common share—diluted:
Income from continuing operations	$10,413	73,257	$0.14
Loss from discontinued operations	—	73,257	—

Net income	$10,413	73,257	$0.14

	Three Months Ended September 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$17,589	72,052	$0.24
Loss from discontinued operations	(1,317)	72,052	(0.01)

Net income	$16,272	72,052	$0.23

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	—	578	—
Income from discontinued operations	—	578	—

Net income	—	578	—

Net income per common share—diluted:
Income from continuing operations	$17,589	72,630	$0.24
Loss from discontinued operations	(1,317)	72,630	(0.02)

Net income	$16,272	72,630	$0.22

        The conversion effect of the Company's outstanding convertible subordinated Notes into 7,439,000 shares of common stock was not included in the computation of diluted income from continuing

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

16. Net Income per Common Share (Continued)

operations per share for the three months ended September 30, 2007 and 2006 because the effect of inclusion is anti-dilutive.

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

        International Rectifier Corporation and Rachelle Laboratories, Inc. ("Rachelle"), a former operating subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including the Company, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has settled all outstanding claims that have arisen against it out of the OII Site. No claims against

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

17. Environmental Matters (Continued)

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

18. Litigation

        International Rectifier Securities Litigation.    Following IR's disclosure on April 9, 2007, that its Audit Committee was conducting the internal Investigation into certain revenue recognition errors, a series of putative class action lawsuits was filed against IR in the United States District Court for the Central District of California. Edward R. Koller filed the first complaint on April 17, 2007, on behalf of a putative class of purchasers of IR stock from October 27, 2005 through April 9, 2007 ("Original Class Period"). The complaint named as defendants IR and certain of its present and former officers and directors and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon revenue recognition errors at IR's Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed Massachusetts Laborers' Pension Fund and General Retirement System of the City of Detroit (together, "Co-Plaintiffs") as co-lead plaintiffs.

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

        IXYS Litigation.    On June 22, 2000, the Company filed International Rectifier Corporation v. IXYS Corporation, Case No. CV-00-06756-R, in the United States District Court for the Central District of California. The Company's complaint alleges that certain IXYS Corporation ("IXYS") MOSFET products infringe the Company's U.S. Patent Nos. 4,959,699, 5,008,725, and 5,130,767. On August 17, 2000, IXYS filed an answer and counterclaim, and, on February 14, 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. After

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

18. Litigation (Continued)

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

20. Related Party Transactions

        As discussed in Note 5, "Investments," the Company holds as a strategic investment common stock of Nihon, a related party. During the fiscal year ended June 30, 2006, the Company sold 2.6 million shares in Nihon for net proceeds of $19.1 million and recognized $13.6 million of pretax gains recorded in other income. At September 30, 2007, the Company owned approximately 9.2 percent of the outstanding shares of Nihon. As previously reported, the Company's former Chief Financial Officer was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the former general manager of the Company's Japan subsidiary was a director of Nihon until about October 2007 and another member of the Company's Japan subsidiary was a director from June 28, 2005 to June 30, 2008.

        During the fiscal quarters ended September 30, 2007 and 2006, the Company recorded royalties of approximately $0.02 million and $0.03 million and revenues of approximately $0.2 million and $0.3 million from Nihon, respectively.

21. Subsequent Events

        Subsequent to April 1, 2007, Vishay and the Company commenced discussions regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

21. Subsequent Events (Continued)

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

        The Facility entered into on November 6, 2006 has been amended by the Facility Amendments. Pursuant to the Facility Amendments, the Company's lenders under the Facility agreed that, in light of the Audit Committee Investigation, the Company would not be deemed in default in respect of certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amount) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for any outstanding letters of credit under the Facility and paid amendment fees to the lenders as part of the Facility Amendments. While the Investigation has been concluded, other conditions remain. The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful (see Part II, Item 1A, "Risk Factors–Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions.") Although the Company is not able to access the Facility except for the renewal of outstanding letters of credit, it believes it has

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

21. Subsequent Events (Continued)

sufficient cash, cash equivalents, cash investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

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

        During the third fiscal quarter of 2008, the Company recorded write-downs to inventory totaling approximately $17.7 million associated with products it no longer supports and inventory that has been deemed in excess of future demand.

        In the fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions, and technology. After completing the first step in the goodwill impairment analysis, the Company concluded that the goodwill in its PS, PMD and IP segments may be impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in the Company's PS segment, softening demand and pricing for its products in the PMD segment and a significant decline in projected royalty revenue in the Intellectual Property segment as its broadest MOSFET patents expire. Based on the preliminary results of the annual assessment of goodwill for impairment, the net book value of three of the Company's reporting units, PS, PMD and IP, exceeded their estimated fair value. Therefore, the Company is performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, the Company

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

21. Subsequent Events (Continued)

expects to record an impairment charge. A reasonable estimate of the amount of the impairment charge or the range of amounts of the charge cannot be determined at this time.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read together with the condensed consolidated financial statements and notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Except for historic information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of terms such as "anticipate," "believe," "expect," "intend," "project," "will," and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Statement of Caution Under the Private Securities Litigation Reform Act of 1995," in Part II, Item 1A, "Risk Factors," and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Results of Operations

        On April 1, 2007, we completed the sale of our Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million (the "Divestiture"). We received $339.6 million in cash in the month following the Divestiture, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part I, Item 1, Note 21, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

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

        The Divestiture included essentially two components of our business. We have reported one of these components, our former Non-Aligned Products ("NAP") segment, as a discontinued operation in our accompanying financial statements. Our former NAP segment included certain modules rectifiers, diodes and thyristors used in the automotive, industrial, wielding and motor control applications. The other and larger component, our former Commodity Products ("CP") segment, was not presented as a discontinued operation due to the significance of our ongoing involvement relating to our TSAs with Vishay.

        Subsequent to April 1, 2007, we commenced discussions with Vishay regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, we did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of the internal investigation into certain accounting and financial reporting matters (the "Investigation") conducted by the Audit

Committee of the Board of Directors ("Audit Committee"). As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and we maintain that the proper application of the contractual formula results in no adjustment to net working capital. We do not believe that Vishay's assertions have merit and intend to vigorously defend our position.

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

        Subsequent to the Divestiture in the fourth fiscal quarter ended June 30, 2007, our Chief Operating Decision Maker ("CODM") redefined our business segments to better focus on the two key power management challenges, energy savings and energy efficiency. Beginning in the fourth fiscal quarter ended June 30, 2007, we reported our financial segments based on how our CODM reviewed and allocated resources for the business and assessed the performance of our business managers. We now report in seven segments: Enterprise Power ("EP"), Power Management Devices ("PMD"), PowerStage ("PS"), Energy-Saving Products ("ESP"), Aerospace and Defense ("A&D"), Intellectual Property ("IP") and Transition Services ("TS"). As part of the PCS sale to Vishay, we agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which is reported separately in the TS segment. The results of the PCS Business through the Divestiture date were previously reported in the CP and NAP segments, consistent with prior years and in line with our business segment reporting prior to our reorganization and the redefinition of our business segments by our CODM. As outlined above, for the fiscal year ended June 30, 2007, the financial results of the NAP segment were included in discontinued operations and prior period results have been reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations, as we expect to have significant ongoing involvement based on the significance of the cash flows to be derived from the PCS transition services. In addition, as part of our reorganization, whereas previously, power management metal oxide semiconductor field transistors ("MOSFETs") were reported based on end market applications within the ESP segment and our previously reported Computing and Communication segment (which has now been separated into EP, PMD and PS segments), they are now reported within the PMD segment.

        The following table sets forth certain operating results for the three months ended September 30, 2007 and 2006 as a percentage of revenues (in millions, except percentages):

	Three Months Ended September 30,
	2007		2006 As restated
Revenues	$266.2	100.0%	$288.7	100.0%
Cost of sales	168.8	63.4	167.2	57.9

Gross profit	97.4	36.6	121.5	42.1
Selling and administrative expense	66.8	25.1	56.8	19.7
Research and development expense	27.9	10.5	28.6	9.9
Amortization of acquisition-related intangible assets	0.4	0.2	0.4	0.1
Asset impairment, restructuring and other charges	—	—	2.0	0.7

Operating income	2.3	0.8	33.7	11.7
Other expense (income), net	6.1	2.3	(0.1)	(0.0)
Interest income, net	(7.9)	(3.0)	(2.5)	(0.9)

Income from continuing operations, before income taxes	4.0	1.5	36.3	12.6
(Benefit from) provision for income taxes	(6.4)	(2.4)	18.7	6.5

Income from continuing operations	10.4	3.9	17.6	6.1
Loss from discontinued operations, net	—	—	(1.3)	(0.5)

Net income	$10.4	3.9%	$16.3	5.6%

Overview of Results of Operations for the Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006

Revenue and Gross Margin

        Ongoing segment revenue, which excludes the TS segment, for the three months ended September 30, 2007 was $249.7 million, compared to $231.8 million in the three months ended September 30, 2006, a revenue increase of 7.7%. The growth for the three months ended September 30, 2007 was primarily driven by strength in data center-related products, including enterprise servers and workstations in the EP segment, and increased demand in commodity package products. Other segments experienced an overall reduction in demand as a result of decreased consumer spending, a downturn in the housing market and higher distributor channel inventories.

        Ongoing gross margin declined to 38.9 percent the three months ended September 30, 2007 compared to 47.1 percent in the three months ended September 30, 2006. Our gross margin was negatively impacted by increased production costs primarily due to under utilization of capacity, and a decline in average selling price in several segments detailed below. Additionally, the Divestiture resulted in a lower base of revenue over which to absorb indirect manufacturing costs, and we did not complete a commensurate reduction in these costs.

        Revenue and gross margin by business segments are as follows (in thousands, except percentages):

	Three months ended September 30, 2007			Three months ended September 30, 2006 as restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$106,424	40.0%	29.6%	$92,030	31.9%	34.9%
Energy-Saving Products	40,504	15.2	36.5	55,989	19.4	53.1
Aerospace and Defense	36,509	13.7	51.1	38,355	13.3	50.3
PowerStage	28,717	10.8	30.6	13,956	4.8	43.9
Enterprise Power	28,269	10.6	50.6	20,481	7.1	53.1
Intellectual Property	9,293	3.5	100.0	11,010	3.8	100.0

Ongoing Segments Total	249,716	93.8	38.9	231,821	80.3	47.1
Transition Services	16,478	6.2	0.8	—	0.0	0.0
Commodity Products	—	0.0	0.0	56,879	19.7	21.7

Consolidated Total	$266,194	100.0%	36.6%	$288,700	100%	42.1%

        PMD revenue for the three months ended September 30, 2007 increased by 15.6 percent from the three months ended September 30, 2006. Overall demand for PMD increased through strong demand for commodity package products and products for the desktop business. Gross margin for the PMD segment declined to 29.6 percent for the three months ended September 30, 2007, from 34.9 percent in the three months ended September 30, 2006. This decline was primarily due to a decline in average selling price and an increase in production costs primarily due to under utilization of capacity as we reduced our inventory.

        ESP revenue for the three months ended September 30, 2007 declined by 27.7 percent from the three months ended September 30, 2006. This decline was driven by a decline in general purpose high voltage integrated circuits ("ICs") due to a reduction of inventory levels at distributors and general softening market demand which drove down unit volume. The reduction in sales on general purpose high voltage ICs was partially offset by growth in consumer spending for energy-efficient appliances and digital televisions. Gross margin for the ESP segment was 36.5 percent for the three months ended September 30, 2007, compared to 53.1 percent in the three months ended September 30, 2006. This gross margin decline was primarily due to a decline in average selling price as well as low production utilization which increased production cost.

        A&D revenue for the three months ended September 30, 2007 decreased by 4.8 percent from the three months ended September 30, 2006, reflecting a drawdown in distributor channel inventories and seasonal weakness in commercial aerospace. Gross margin for the A&D segment increased to 51.1 percent for the three months ended September 30, 2007, from 50.3 percent in the three months ended September 30, 2006, reflecting a new customer program for fiber-optic communications.

        EP revenue for three months ended September 30, 2007 increased by 38.0 percent from the three months ended September 30, 2006, due to continued strength in data center related products including enterprise servers and workstations in the EP segment. Gross margin for the EP segment decreased to 50.6 percent for the three months ended September 30, 2007, from 53.1 percent in the three months ended September 30, 2006. Gross margin was lower in the first fiscal quarter of 2008 due to a decline in average selling price, partially offset by an increase in volume.

        PS revenue for three months ended September 30, 2007 increased by 105.8 percent from the three months ended September 30, 2006, due to a significant increase in the demand for game stations products. Gross margin for the PS segment decreased to 30.6 percent for the three months ended September 30, 2007, down from 43.9 percent in the three months ended September 30, 2006. The year-over-year decline in gross margin was due to higher than normal manufacturing costs driven by lower production volume.

        IP revenue was $9.3 million for the three months ended September 30, 2007 compared to $11.0 million for the three months ended September 30, 2006. We expect that with the expiration of our broadest MOSFET patents in 2008, most of our IP segment revenue ceased by the fiscal fourth quarter of 2008, and our gross profit will be adversely impacted accordingly.

        TS revenue was $16.5 million for the three months ended September 30, 2007 compared to $0.0 million for the three months ended September 30, 2006. As part of the PCS sale agreements, we supply manufacturing services to Vishay at our cost. TS revenue is expected to continue for up to three years from the date of the Divestiture, which was April 1, 2007.

        The CP segment is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature. Reflecting the discontinuation of the CP business upon its sale to Vishay, there was no CP revenue for the three months ended September 30, 2007 compared to $56.9 million for the three months ended September 30, 2006.

        During the third fiscal quarter of 2008, we recorded inventory write-downs totaling approximately $17.7 million associated with products we no longer support and inventory deemed to be in excess of future demand.

        In the fourth fiscal quarter of 2008, we began working with our channel partners to determine the best model to support our product portfolio and initiating programs to support the service of our original equipment manufacturer ("OEM") customers. We anticipate that changes in our distribution model and related programs will likely adversely impact gross margin in the last quarter of fiscal year 2008 and potentially the first quarter of fiscal year 2009.

Selling and Administrative Expense

        For the three months ended September 30, 2007, selling and administrative expense was $66.8 million (25.2 percent of revenues), compared to $56.8 million (19.7 percent of revenues) for the three months ended September 30, 2006. The increase is primarily due to Audit Committee Investigation costs of $14.8 million, partially offset by a reduction in selling and administrative costs following the Divestiture. The Audit Committee-led Investigation costs include legal, audit and consulting costs associated with the Investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements. The costs for the Audit Committee-led Investigation and the financial restatements will continue through the fourth quarter of fiscal year 2008, and as of March 31, 2008, these costs totaled $73.3 million. Investigation and restatement costs in total are expected to exceed $100 million through the end of fiscal year 2008. Additionally, stock compensation charge decreased for the three months ended September 30, 2007 by $1.0 million.

Research and Development Expense

        Research and development ("R&D") expense was $27.9 million and $28.6 million (10.5 percent and 9.9 percent of revenues) for the three months ended September 30, 2007 and 2006, respectively. We continue to concentrate our R&D activities on developing new platform technologies, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next generation of applications, including new game stations, industrial electronic motors, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances.

Stock Option Plan Modifications

        Our employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, we have extended that thirty-day period for a period consistent with the plan. In accordance with Statement of Financial Accounting Standard ("SFAS") 123(R), the extension of the exercise period was deemed to be a modification of the stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, we determine the fair value of those awards and recognize any change in fair value in our consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, we recognized a credit of $1.8 million for the quarter ended September 30, 2007.

Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of principally two cost reduction programs that we have initiated. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities. The following table reflects the charges we recorded in the three months ended September 30, 2007 and 2006 related to our restructuring initiatives (in thousands):

	Three Months Ended September 30,
	2007	2006 As restated
Reported in cost of sales	$—	$266

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	1,957
Other charges	35	695

Subtotal	35	2,652
Discontinued operations	—	(691)

Total asset impairment, restructuring and other charges	$35	$1,961

  The December 2002 Initiative

        In December 2002, we announced a restructuring initiative to better reposition ourselves for market conditions at the time and de-emphasize our commodity business. Our restructuring plans included consolidating and closing certain manufacturing sites and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, we sought to implement initiatives to lower overhead costs across our support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges we recorded in the three months ended September 30, 2007 and 2006 related to our December 2002 restructuring initiative (in thousands):

	Three Months Ended September 30,
	2007	2006 As restated
Reported in cost of sales	$—	$266

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	93
Other charges	—	610

Total asset impairment, restructuring and other charges	$—	$703

        Charges recorded as an element of cost of sales in the three months period ended September 30, 2006 represent the costs from the closure of our assembly line in Krefeld, Germany and the move of these manufacturing activities to our facility in Swansea, Wales. The principal elements of those costs related to start up and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and,

  •
  Training and transition expenses for the Swansea workforce.

        Other charges reflect the costs to relocate equipment related to the consolidation and closing of certain of our manufacturing sites to discontinue production at designated facilities. Other costs of $0.6 million in the three months ended September 30, 2006 were principally incurred in connection with the relocation of operations from our Krefeld facility to our Swansea facility.

  The PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, we terminated approximately 100 former PCS employees. We also terminated other operating and support personnel to streamline the organization in connection with the Divestiture. Severance charges for these terminated employees were $1.9 million for the three months ended September 30, 2006.

        The Divestiture included two components of the business. One of these components, the former NAP segment, has been reported as an element of discontinued operations. The other component, the former CP segment, was not presented as a discontinued operation due to the significance of our ongoing involvement with our TSAs relating to the Divestiture.

        The following illustrates the charges we recorded in the three months ended September 30, 2007 and 2006 related to our PCS restructuring initiative (in thousands):

	Three Months Ended September 30,
	2007	2006 As restated
Reported in cost of sales	$—	$—

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	1,864
Other charges	35	16

Total asset impairment, restructuring and other charges	$35	$1,880

  Other Activities and Charges

        From time to time, we also undertake and execute other smaller scale restructuring initiatives at our local sites. The following illustrates the charges we recorded in the three months ended September 30, 2007 and 2006 related to out other activities and charges (in thousands):

	Three Months Ended September 30,
	2007	2006 As restated
Reported in cost of sales	$—	$—

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	—
Other charges	—	69

Total asset impairment, restructuring and other charges	$—	$69

  Research and Development Facility Closure Initiative

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

Other Income and Expense

        Other expense (income) was $6.1 million and $(0.1) million for the three months ended September 30, 2007 and 2006, respectively. Other expense (income) includes a debt retirement charge of $5.7 million in the three months ended September 30, 2007 and the impact of foreign currency fluctuations, dividend income from our equity investments, investment impairments and loss on retirement of debt.

Interest Income and Expense

        Interest income was $10.2 million and $12.6 million for the three months ended September 30, 2007 and 2006, respectively, reflecting lower prevailing interest rates on lower average cash and investment balances in the current year.

        Interest expense was $2.3 million and $10.1 million for the three months ended September 30, 2007 and 2006, respectively, primarily reflecting lower interest expense due to the repayment of the $550.0 million convertible subordinated notes (the "Notes") on July 16, 2007.

Income Taxes

        Our effective tax rate related to continuing operations was (158.3) percent and 51.5 percent for the three months ended September 30, 2007 and 2006, respectively. For the fiscal 2008 period, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) reversal of reserve for potential penalties and interest thereon as a result of our filing amended U.S. federal income tax returns and paying the tax liability for fiscal years 2004 through 2006, (b) the benefit of foreign tax credits and R&D credits and (c) lower statutory rates in certain foreign jurisdictions which were partially offset by (w) a decrease in U.K. deferred tax assets due to the reduction in tax rates from 30 percent to 28 percent, (x) non deferral of income from certain jurisdictions, and (y) an increase in reserve for non U.S. uncertain tax provisions, and (z) a state valuation allowance. For the fiscal 2007 period, our effective tax rate differed from the U.S. federal tax rate of 35 percent resulting from (a) actual and deemed distributions from certain jurisdictions, (b) transfer pricing adjustments, (c) increase in reserves for non U.S. uncertain tax provisions and (d) state taxes, which were partially offset by (w) lower statutory tax rates in certain foreign jurisdictions, (x) the release of a valuation allowance, (y) export tax incentives and (z) benefits from foreign tax credits and R&D credits.

Discontinued Operations

        The amounts and disclosures in this Form 10-Q present the result of reclassifying the operating results of our NAP segment to Discontinued Operations, net of applicable income taxes, for the period ended September 30, 2006.

        On April 1, 2007, the last day of the third quarter of fiscal 2007, we completed the sale of our PCS Business to Vishay for $339.6 million. We received $339.6 million in cash during the fourth quarter of fiscal 2007, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part I, Item 1, Note 21, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

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

Liquidity and Capital Resources

        At September 30, 2007, we had $707.2 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of the three months ended September 30, 2007 and June 30, 2007, the fair market values of our mortgage-backed and asset-backed securities were $230.3 million (32.6 percent of cash and cash equivalents and short-term and long-term investments) and $209.2 million (16.1 percent of cash and cash equivalents and short-term and long-term investments), respectively (see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk," for discussions about our investment strategy). In the first fiscal quarter of 2008, we recorded a $0.3 million charge for an other-than-temporary impairments relating to certain available-for-sale securities as a result of declines in their fair values through September 30, 2007. Subsequent to September 30, 2007, in the second and third quarters of fiscal 2008, we recognized additional charges of $4.4 million for impairment of these securities plus additional available-for-sale securities as a result of declines in their fair market value. In the fourth fiscal quarter of 2008, we recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        Our cash, cash equivalents and investments at the end of each period were as follows (in thousands):

	September 30, 2007	June 30, 2007
Cash and cash equivalents	$306,383	$853,040
Investments	400,851	449,896
Short-term and long-term debt	432	543,845

        In summary, our cash flows were as follows:

	Three Months Ended September 30,
	2007	2006 As restated
Cash flows (used in) from operations	$(24,159)	$1,671
Cash flows from (used in) investing activities	36,366	(51,969)
Cash flows (used in) from financing activities	(559,040)	9,381
Effect of exchange rate changes	176	4,271

Net decrease in cash and cash equivalents	$(546,657)	$(36,646)

        Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. During the three months ended September 30, 2007, operating activities used net cash flow of $24.2 million compared to $1.7 million generated in the prior three months ended September 30, 2006. Non-cash decrease (increase) to cash flow from operations during the three months ended September 30, 2007 included $20.3 million of depreciation and amortization and $0.4 million of stock compensation expense. Changes in operating assets and liabilities decreased cash by $61.8 million, primarily attributed to $74.0 million of cash tax payments made during the quarter to the Internal Revenue Service and various state revenue agencies related to the tax restatement matters.

        Cash provided by investing activities during the three months ended September 30, 2007 was $36.4 million. Proceeds from sales or maturities of investments were $144.8 million, offset by $95.8 million of cash used to purchase investments. During the three months ended September 30, 2007, we invested $11.5 million in capital equipment primarily for our assembly operations in Mexico and subcontract assembly in Asia as well as our fabrication facilities in Temecula, California. As of September 30, 2007, we had purchase commitments for capital expenditures of approximately $5.7 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

        Cash used in financing activities primarily reflected the repayments of the Notes and foreign bank loans. As of September 30, 2007, we had $219.9 million in revolving credit facilities, against which $4.3 million was drawn for letters of credit.

        On July 16, 2007, we funded the payment at maturity of the Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, we recorded a debt retirement charge of $5.7 million, included in other expense, during the three months ended September 30, 2007 (see also Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk").

        Our revolving credit facility entered into on November 6, 2006, with a syndicate of lenders, including JPMorgan Chase Bank ("JPM") and other lenders (the "Facility"), has been amended by (together the "Facility Amendments"): an Amendment No. 1 to the Facility dated May 4, 2007, an Amendment No. 2 to the Facility dated June 27, 2007, an Amendment No. 3 to the Facility dated

September 13, 2007, an Amendment No. 4, to the Facility dated December 14, 2007 and an Amendment No. 5, to the Facility dated March 17, 2008. Pursuant to the Facility Amendments, our lenders under the Facility agreed that, in light of the Audit Committee Investigation, we would not be deemed in default in respect of certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, we agreed to provide cash collateral for any outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. We intend to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that we will be successful (see Part II, Item 1A, "Risk Factors–Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions"). Although we are not able to access the Facility except for the renewal of outstanding letters of credit, we believe we have sufficient cash, cash equivalents, cash investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

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

        We entered into a five-year foreign exchange forward contract in May 2006 with BNP Paribas (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. On December 11, 2007, we agreed with BNP Paribas to terminate the Forward Contract, which resulted in a net payment to us of $2.8 million. In accordance with SFAS No. 133 Implementation Issue No. G3, "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge," the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        In September 2007, we remitted $74 million in income taxes and interest due to the Internal Revenue Service related to the tax restatement matters previously described. Of such amount, $48.5 million (consisting of tax and interest) was paid in connection with the filing of amended returns filed with respect to our 2004, 2005 and 2006 fiscal years, and $25.5 million was paid as additional federal estimated tax payments for our 2007 fiscal year. We are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions and have recorded in the financial statements a

$15.2 million tax benefit. In certain other jurisdictions, we cannot determine that the realization of the tax refunds of $60.8 million is probable and as such, we have not recognized them as income tax benefits in its financial statements. We have determined that we have overpaid $50.5 million of income taxes (which is included in the $60.8 million) in Singapore as a result of errors in our transfer pricing of intercompany transactions. As a result of this determination, we have filed amended income tax returns in Singapore for FY 2004 through FY 2006 claiming a tax refund and sought to assert a claim for tax refunds for FY 2001 and FY 2003. We have determined our claim for a refund of tax is not probable and we have not recognized benefit for such refund claims. Consequently, we have recorded both U.S. federal income tax and Singapore income tax with respect to these fiscal years, thereby significantly increasing our effective tax rate.

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

        In December 2001, we entered into an interest rate swap transaction (the "December 2001 Transaction") with JPM, to modify our effective interest payable with respect to $412.5 million of our $550.0 million outstanding convertible debt due on July 16, 2007 (the "Debt") (see Part I, Item 1, Notes 8, "Bank Loans and Long-Term Debt"). In April 2004, we entered into an interest rate swap transaction (the "April 2004 Transaction") with JPM to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. At the inception of the April 2004 Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. The variable interest rate we have paid since the inception of the swap has averaged 3.38 percent, compared to a coupon of 4.25 percent on the Debt.

        The above interest rate swap transactions qualified as fair value hedges under SFAS No. 133. To test effectiveness of the hedges, regression analyses were performed quarterly comparing the changes in fair value of the swap transactions and the Debt. The fair values of the swap transactions and the Debt were calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date was based on probability-weighted analyses of interest rates relating to the five-year LIBOR curve and our stock prices. The mark-to-market value of the swaps resulted in a liability of $1.4 million at June 30, 2007.

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

        In May 2006, we entered into the Forward Contract with BNP Paribas for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. We had designated the Forward Contract as a cash flow hedge. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. At September 30, 2007, 14 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar. The market value of the Forward Contract was $4.2 million and $8.0 million at September 30, 2007 and June 30, 2007, respectively, and was included in other assets. The mark-to-market (losses) gains included in other comprehensive income were ($2.0) million and $2.6 million, net of tax, for the fiscal quarters ended September 30, 2007 and 2006, respectively. Based on effectiveness tests comparing forecasted transactions through the Forward Contract expiration date to our cash flow requirements, we do not expect to incur a material charge to income during the next twelve months as a result of the Forward Contract.

        In December 2007, we terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133 Implementation Issue No. G3 "Cash Flow Hedges

Discontinuation of a Cash Flow Hedge," the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        We had approximately $50.8 million and $66.1 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at September 30, 2007 and 2006, respectively. Net realized and unrealized foreign-currency losses recognized in earnings were $0.3 million and $0.1 million for the fiscal quarters ended September 30, 2007 and 2006, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        This Report includes the certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer (acting) ("Acting CFO") required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

        Our management, under the supervision and with the participation of our CEO and Acting CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described in our 2007 Annual Report, our CEO and Acting CFO concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective.

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

        During the first fiscal quarter of 2008, specific actions by us to improve internal control over financial reporting and remediate material weaknesses previously reported by us included the implementation of period end procedures by our corporate internal audit function to review shipping and billing records to ensure that we recognized revenue in the proper period and we implemented an updated whistle blower hotline process administered by a third party to receive and transmit anonymous complaints, including any relating to accounting or audit matters.

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

        Period End Financial Reporting Process—We continue to search for personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America ("GAAP") commensurate with our financial reporting requirements. Until such time as we believe we have adequately engaged a sufficient complement of skilled personnel we will continue to supplement our accounting staff with external advisors and technical accounting staff.

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

        All "off-book" warehouses were closed and we repatriated all remaining inventory to our global logistics shipping centers. We engaged an interim financial executive unrelated to the previous management team members to oversee day to day operations and we recently completed a search for a permanent replacement. Our increased corporate oversight over our subsidiary in Japan includes implementing control reviews for order processing, financial accounting, payroll, logistics and treasury activities.

        Revenue Recognition—We are currently designing for implementation a centralized customer contract master file function to ensure proper handling of creations, changes or deletions to customer master file information. We are conducting training on new and revised policies and procedures for: (i) ethics and integrity, (ii) revenue recognition and (iii) order processing. We are currently implementing enhancements to our IT systems to automate the recognition of revenue according to contractual terms and conditions regarding transfer of title and risk of loss. We have implemented quarterly self-audits on transactions performed by customer service. Our corporate internal audit function has implemented procedures to review shipping and billing records to ensure that we recognize revenue in the proper accounting period.

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

International Rectifier Securities Litigation.

        Following our disclosure on April 9, 2007 that our Audit Committee was conducting the internal Investigation into certain revenue recognition matters, a series of putative class action lawsuits was filed against International Rectifier Corporation ("IR") in the United States District Court for the Central District of California. Edward R. Koller filed the first complaint on April 17, 2007, on behalf of a putative class of purchasers of IR stock from October 27, 2005 through April 9, 2007 ("Original Class Period"). The complaint named as defendants IR and certain of its present and former officers and directors and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 based upon revenue recognition errors at our Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed Massachusetts Laborers' Pension Fund and General Retirement System of the City of Detroit (together, "Co-Plaintiffs") as co-lead plaintiffs.

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

IXYS Litigation.

        On June 22, 2000, we filed International Rectifier Corporation v. IXYS Corporation, Case No. CV-00-06756-R, in the United States District Court for the Central District of California. Our complaint alleges that certain IXYS Corporation ("IXYS") MOSFET products infringe our U.S. Patent Nos. 4,959,699, 5,008,725, and 5,130,767. On August 17, 2000, IXYS filed an answer and counterclaim, and, on February 14, 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. After proceedings, including a jury trial on damages, in the District Court and an initial appeal, a jury trail on infringement and damages was held commencing September 6, 2005. The jury found that IXYS was infringing certain claims of Patent No. 4,959,699 and awarded us $6.2 million in damages through September 30, 2005. On September 14, 2006, the District Court entered the final judgment and permanent injunction based on the jury verdict. IXYS again appealed (with a notice of appeal filed after the deadline for doing so). The Federal Circuit lifted its temporary stay, and the permanent injunction was in effect until it terminated with the expiration of the '699 patent in September 2007. The matter was argued to the Federal Circuit on January 7, 2008. In an opinion issued February 11, 2008, the Federal Circuit ruled against us and reversed the judgment. The proceedings are now at an end, subject only to the possibility that the Supreme Court will review the case on writ of certiorari. The Company filed a petition for such a writ is in July 2008.

Angeles v. Omega.

        In November 2007, we were named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH)(JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles downgradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including us, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the Environmental Protection Agency considers them to be responsible for the groundwater plume near the Angeles Facility which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on the Comprehensive Environmental Response, Compensation, and Liabilities Act, nuisance and trespass and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and cleanup the contamination and to recover damages. We previously entered into a settlement with other parties associated with the Omega Site pursuant to which we paid those entities money in exchange for an agreement to defend and indemnify us with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that our volumetric share of wastes sent to the Omega Site was in the range of 0.08%. We believe that much, if not all of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, we have tendered the complaint to several of our insurance carriers who have agreed to defend under a reservation of rights. Therefore, we do not expect our out of pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage, and the fact that our volumetric share of Omega Site wastes was less than 0.1%, we do not believe that an adverse judgment against us would be material.

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

        Our future financial performance and success are largely dependent on our ability to implement our new business strategy subsequent to the sale of our PCS Business to Vishay Intertechnology, Inc. on April 1, 2007. Our strategy included the decision to discontinue and/or not compete in older technology products or programs, and to realign our business segments and reorganize our overall manufacturing and support infrastructure to reduce operating costs. We cannot assure you that we will be able to successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations in the future.

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

        With certain exceptions related to products within our Aerospace and Defense segment, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory (the value of our inventory), our revenue and our operating results generally. Additionally, cancellation or significant reduction in significant customer programs, like those for next generation game station or servers, could materially affect our ability to achieve our revenue and gross profit targets.

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

        From time to time, various taxing authorities audit our tax returns. We have identified various errors relating to our accounting for income taxes for the fiscal years 2001 through 2007. In particular, we identified errors in our intercompany transfer pricing adjustments and our accounting for certain types of foreign-earned income and distributions, deferred tax accounts, temporary differences, certain foreign currency gains and losses, and certain provisions related tax affecting to the elimination of profit-in-ending inventory. Tax authorities in various jurisdictions in which we operate may choose to audit our tax returns, either as originally filed or, in some cases, as amended, and matters related to our prior intercompany transfer pricing adjustments are or may be a matter of interest in connection with an investigation by the Internal Revenue Service and/or other taxing authorities. Although we have provided for the estimated tax liabilities, which have been included in the determination of our financial results, we cannot predict with certainty whether the amount of taxes, interest and/or penalties that may be assessed by the relevant tax authorities following the completion of any such audits (or investigations) will approximate the amount we have estimated. Accordingly, unpredicted unfavorable settlements of one or more tax audits (or investigations) may require additional use of cash and may materially and adversely impact our financial position or results of operations.

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

        Our Aerospace and Defense segment manufactures and sells certain products that are subject to U.S. export control laws and regulations. The Aerospace and Defense segment also manufactures and sells products that are sold directly or indirectly to the U.S. government and may subject us to certain government procurement regulations, investigations or review. While we maintain a system of control of such products and compliance with such laws and regulations, we cannot provide absolute assurance that these controls will always be effective. There are also inherent limitations on the effectiveness of controls including the failure of human judgment. If we fail to maintain an effective system of control or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product, all of which could have a material affect on our results.

        Quality control and similar standards are applicable to our facilities and the facilities of our contractors in which certain products of our Aerospace and Defense segment are manufactured, and these standards are subject to compliance review by certain U.S. Government agencies. Our use of third-party facilities meeting such standards is subject to negotiation of satisfactory agreements with those parties and if we cannot reach such agreements, our Aerospace and Defense segment may experience production constraints and its revenues may be materially reduced.

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

        In the past, following periods of volatility in the market price of a company's securities, shareholders have often instituted class action securities litigation against those companies. We can provide no assurance that our share price will remain stable on a going-forward basis.

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
3.2	Bylaws as Amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 11, 2005)
10.1
Amendment No. 3, executed and delivered as of September 13, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, as amended, among IRC, the lenders described therein, Bank of America, N.A. as Syndication Agent and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch as Co-Documentation Agents and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2007)
10.2
Separation Agreement dated October 2, 2007, by and between International Rectifier Corporation and Alex Lidow (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2007)
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