Form 10-Q
period 2007-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2008-08-01
CIK 316793

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
or
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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Revenues	$262,736	$345,631	$528,930	$634,331
Cost of sales	170,683	209,556	339,492	376,748

Gross profit	92,053	136,075	189,438	257,583
Selling and administrative expense	69,778	53,194	136,585	110,041
Research and development expense	28,759	31,792	56,655	60,392
Amortization of acquisition-related intangible assets	377	413	757	848
Asset impairment, restructuring and other charges (Note 13)	7	206	42	2,167

Operating (loss) income	(6,868)	50,470	(4,601)	84,135
Other expense (income), net	1,305	(1,696)	7,434	(1,777)
Interest income, net	(7,829)	(1,843)	(15,722)	(4,368)

(Loss) income from continuing operations before income taxes	(344)	54,009	3,687	90,280
(Benefit from) provision for income taxes	(657)	16,210	(7,039)	34,892

Income from continuing operations	313	37,799	10,726	55,388
Income from discontinued operations, net of taxes (Note 3)	—	8,415	—	7,098

Net income	$313	$46,214	$10,726	$62,486

Net income per common share:
Basic:
Income from continuing operations	$0.00	$0.52	$0.15	$0.77
Income from discontinued operations	—	0.12	—	0.10

Net income per share	$0.00	$0.64	$0.15	$0.87

Diluted:
Income from continuing operations	$0.00	$0.52	$0.15	$0.76
Income from discontinued operations	—	0.11	—	0.10

Net income per share	$0.00	$0.63	$0.15	$0.86

Average common shares outstanding—basic	72,814	72,204	72,813	72,128

Average common shares and potentially dilutive securities outstanding—diluted	73,151	72,854	73,172	72,721

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Net income	$313	$46,214	$10,726	$62,486

Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,045)	19,097	(1,285)	28,262
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains on available-for-sale securities, net of tax effect of $(97), $1,988, $(168) and ($317), respectively	(1,175)	(3,706)	(18,937)	280
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of $0, ($521), $0 and ($1,896), respectively	846	969	(2,303)	3,522
Reclassification adjustments of net losses on available-for-sale securities and foreign currency forward contract	(199)	(425)	(820)	(844)

Other comprehensive (loss) income	(6,573)	15,935	(23,345)	31,220

Comprehensive (loss) income	$(6,260)	$62,149	$(12,619)	$93,706

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$298,405	$853,040
Restricted cash	4,341	—
Short-term investments	99,650	113,901
Trade accounts receivable, net	125,329	152,820
Inventories	183,640	219,723
Current deferred tax assets	11,087	11,087
Prepaid expenses and other receivables	48,932	63,451

Total current assets	771,384	1,414,022
Restricted cash	14,876	14,592
Long-term investments	347,612	335,995
Property, plant and equipment, net	559,587	573,246
Goodwill	131,446	131,446
Acquisition-related intangible assets, net	18,773	20,881
Long-term deferred tax assets	75,164	71,560
Other assets	58,084	85,663

Total assets	$1,976,926	$2,647,405

Liabilities and Stockholders' Equity
Current liabilities:
Bank loans	$—	$462
Long-term debt, due within one year	144	543,383
Accounts payable	67,736	68,410
Accrued salaries, wages and commissions	43,056	40,588
Accrued income taxes	1,780	162,836
Current deferred tax liabilities	2,883	2,883
Other accrued expenses	105,266	133,463

Total current liabilities	220,865	952,025
Long-term accrued income taxes	71,505	—
Long-term deferred tax liabilities	—	4,188
Other long-term liabilities	39,252	41,873
Deferred gain on Divestiture (Note 11)	116,059	116,059

Total liabilities	447,681	1,114,145

Commitments and contingencies (Notes 17, 18 and 19)
Stockholders' equity:
Common shares	72,811	72,811
Capital contributed in excess of par value of shares	967,021	958,417
Retained earnings	412,314	401,588
Accumulated other comprehensive income	77,099	100,444

Total stockholders' equity	1,529,245	1,533,260

Total liabilities and stockholders' equity	$1,976,926	$2,647,405

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2007	2006 As restated
Cash flow from operating activities:
Net income	$10,726	$62,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,153	39,450
Amortization of acquisition-related intangible assets	757	1,168
Stock compensation expense	7,850	4,243
Loss on sale of investments	—	490
Debt retirement charge	5,659	—
Unrealized gain on derivatives	—	(765)
(Recovery of) provision for bad debt	(430)	1,988
Provision for inventory write-downs	2,578	7,726
Deferred income taxes	1,833	(11,313)
Deferred revenue	(11,325)	9,285
Write-down of investments	868	—
Tax benefit from options exercised	118	1,421
Excess tax benefit from options exercised	(81)	(465)
Change in operating assets and liabilities, net	(29,359)	(37,495)

Net cash provided by operating activities	27,347	78,219

Cash flow from investing activities:
Additions to property, plant and equipment	(29,689)	(70,297)
Proceeds from sale of property, plant and equipment	—	54
Additions to restricted cash	(284)	—
Sale or maturities of investments	187,053	190,475
Purchase of investments	(185,313)	(208,746)
Other, net	709	(3,066)

Net cash used in investing activities	(27,524)	(91,580)

Cash flow from financing activities:
(Repayments of) proceeds from short-term debt	(550,000)	5,472
Repayments of long-term debt	—	(642)
Repayments of obligations under capital lease	(273)	(144)
Proceeds from exercise of stock options and stock participation plan	174	6,083
Excess tax benefit from options exercised	81	465
Additions to restricted cash	(4,341)	—
Other, net	(6,946)	292

Net cash (used in) provided by financing activities	(561,305)	11,526

Effect of exchange rate changes on cash and cash equivalents	6,847	5,141

Net (decrease) increase in cash and cash equivalents	(554,635)	3,306
Cash and cash equivalents, beginning of period	853,040	482,907
Less: Cash and cash equivalents, held for sale	—	(26,937)

Cash and cash equivalents, end of period	$298,405	$459,276

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Reclassification

        Certain reclassifications have been made to previously reported amounts to conform to the current year presentation. Certain reclassifications have been made to the Unaudited Condensed Consolidated Statements of Income for three and six months ended December 31, 2006 to present the results of a portion of the Power Controls System ("PCS") business ("PCS Business"), the Non-Aligned Products ("NAP") segment, as discontinued operations.

Fiscal Year and Quarter

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on a Sunday closest to June 30. The three months ended December 2007 and 2006 consisted of 13 weeks ended on

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

December 30, 2007 and December 31, 2006, respectively. For ease of presenting the accompanying condensed consolidated financial statements, the fiscal December quarter-end for all periods presented is shown as December 31.

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

        On July 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings. The adoption of FIN 48 had no material impact on the financial statements.

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

December 31, 2007

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

December 31, 2007

2. Restatement of Consolidated Financial Statements

        In connection with the Company's 2007 Annual Report, the Company restated its consolidated balance sheets as of June 30, 2006 and 2005, and the consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for the fiscal years ended June 30, 2006 and 2005, including the cumulative impact of corrected matters for periods prior to June 30, 2004. In the 2007 Annual Report, the Company has also restated its unaudited quarterly financial information for the fiscal quarters ended December 31, 2006, September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005, March 31, 2005, December 31, 2004 and September 30, 2004. Details regarding periods covered by the restatement, including cumulative adjustments required for periods prior to July 1, 2004, are set forth in the 2007 Annual Report. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

        The following table reflects the impact of the restatement on the Company's consolidated statement of income for the three months ended December 31, 2006 (in thousands, except per share data):

								As Restated and Adjusted for Discontinued Operations
		Restatement Adjustments
Three Months Ended December 31, 2006	As Previously Reported(1)	IR Japan	Other Revenue Recognition Matters	Unrecorded Liabilities and Other	Restructuring	Tax Matters	Discontinued Operations(2)
Revenues	$327,604	$23,963	$(5,991)	$—	$—	$—	$55	$345,631
Cost of sales	186,864	16,948	(2,764)	8,028	1,781	—	(1,301)	209,556

Gross profit	140,740	7,015	(3,227)	(8,028)	(1,781)	—	1,356	136,075
Selling and administrative expense	54,804	(295)	—	(1,505)	400	—	(210)	53,194
Research and development expense	31,767	—	—	25	—	—	—	31,792
Amortization of acquisition-related intangible assets	663	(250)	—	—	—	—	—	413
Asset impairment, restructuring and other charges	1,587	—	—	—	(1,694)	—	313	206

Operating income	51,919	7,560	(3,227)	(6,548)	(487)	—	1,253	50,470
Other (income), net	(1,696)	—	—	—	—	—	—	(1,696)
Interest (income), net	(1,823)	—	—	—	(20)	—	—	(1,843)

Income from continuing operations before income taxes	55,438	7,560	(3,227)	(6,548)	(467)	—	1,253	54,009
Provision for income taxes(3)	10,777	3,067	(1,162)	(2,422)	(176)	23,745	(17,619)	16,210

Income from continuing operations	44,661	4,493	(2,065)	(4,126)	(291)	(23,745)	18,872	37,799
Income from discontinued operations, net of taxes	27,287	—	—	—	—	—	(18,872)	8,415

Net income	$71,948	$4,493	$(2,065)	$(4,126)	$(291)	$(23,745)	$—	$46,214

Net income per common share:
Basic:
Income from continuing operations	$0.62							$0.52
Income from discontinued operations	0.38							0.12

Net income per share	$1.00							$0.64

Diluted:
Income from continuing operations	$0.61							$0.52
Income from discontinued operations	0.38							0.11

Net income per share	$0.99							$0.63

Average common shares outstanding—basic	72,204							72,204

Average common shares and potentially dilutive securities outstanding—diluted	72,854							72,854

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Restatement of Consolidated Financial Statements (Continued)

        The nature of restatement adjustments and the impact on the Company's previously reported consolidated statement of income for the six months ended December 31, 2006 are shown in the following table (in thousands, except per share data):

		Adjustments
Six Months Ended December 31, 2006	As Previously Reported (1)	IR Japan	Other Revenues Recognition Matters	Unrecorded Liabilities and Others	Restructuring	Tax Matters	Discontinued Operations (1)(2)	As Restated and Adjusted for Discontinued Operations
Revenues	$643,455	$3,643	$(13,852)	$—	$—	$—	$1,085	$634,331
Cost of sales	369,341	3,443	(5,398)	9,513	1,421	—	(1,572)	376,748

Gross profit	274,114	200	(8,454)	(9,513)	(1,421)	—	2,657	257,583
Selling and administrative expense	109,316	(278)	—	(702)	1,949	—	(244)	110,041
Research and development expense	60,271	—	—	121	—	—	—	60,392
Amortization of acquisition related intangible assets	1,347	(499)	—	—	—	—	—	848
Impairment of assets, restructuring, severance and other charges	5,749	—	—	—	(4,280)	—	698	2,167

Operating income	97,431	977	(8,454)	(8,932)	910	—	2,203	84,135
Other (income), net	(1,777)	—	(1,434)	—	1,434	—	—	(1,777)
Interest (income), net	(4,328)	—	—	—	(40)	—	—	(4,368)

Income from continuing operations before income taxes	103,536	977	(7,020)	(8,932)	(484)	—	2,203	90,280
Provision for income taxes(3)	23,868	471	(2,477)	(3,305)	(179)	33,623	(17,109)	34,892

Income from continuing operations	79,668	506	(4,543)	(5,627)	(305)	(33,623)	19,312	55,388
Income from discontinued operations, net of taxes	26,410	—	—	—	—	—	(19,312)	7,098

Net income	$106,078	$506	$(4,543)	$(5,627)	$(305)	$(33,623)	$—	$62,486

Net income per common share:
Basic:
Income from continuing operations	$1.10							$0.77
Income from discontinued operations	0.37							0.10

Net income	$1.47							$0.87

Diluted:
Income from continuing operations	$1.10							$0.76
Income from discontinued operations	0.36							0.10

Net income	$1.46							$0.86

Average common shares outstanding—basic	72,128							72,128

Average common shares and potentially dilutive securities outstanding—diluted	72,721							72,721

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

December 31, 2007

2. Restatement of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statements of comprehensive income for the three and six months ended December 31, 2006 (in thousands):

	Three Months Ended December 31, 2006		Six Months Ended December 31, 2006
	As previously reported	As restated	As previously reported	As restated
Comprehensive income:
Net income	$71,948	$46,214	$106,078	$62,486
Foreign currency translations adjustments	19,081	19,097	28,066	28,262
Unrealized gains on foreign currency forward contract, net of deferred tax provision	969	969	3,522	3,522
Unrealized (losses) gains on available-for-sale securities, net of deferred tax benefit	(3,706)	(3,706)	280	280
Reclassification adjustments of losses for available for sale securities and foreign currency forward contract to income, net of tax provision	(425)	(425)	(844)	(844)

Comprehensive income	$87,867	$62,149	$137,102	$93,706

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

2. Restatement of Consolidated Financial Statements (Continued)

        The following table presents the impact of the restatement adjustments on the Company's previously reported consolidated statements of cash flows for the six months ended December 31, 2006 (in thousands):

	Six Months Ended December 31, 2006
	As previously reported	Restatement adjustments	As restated
Cash flow from operating activities:
Net income	$106,078	$(43,592)	$62,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,564	(114)	39,450
Amortization of acquisition-related intangible assets	1,668	(500)	1,168
Stock compensation expense	4,110	133	4,243
Loss on sale of investments	490	—	490
Provision for bad debt	1,988	—	1,988
Provision for inventory write-downs	7,726	—	7,726
Unrealized gain on derivatives	(765)	—	(765)
Deferred revenue	—	9,285	9,285
Deferred income taxes	(22,768)	11,455	(11,313)
Tax benefit from options exercised	1,421	—	1,421
Excess tax benefit from options exercised	(465)	—	(465)
Change in operating assets and liabilities, net	(55,741)	18,246	(37,495)

Net cash provided by operating activities	83,306	(5,087)	78,219

Cash flow from investing activities:
Additions to property, plant and equipment	(70,380)	83	(70,297)
Proceeds from sale of property, plant and equipment	54	—	54
Sale or maturities of investments	190,475	—	190,475
Purchase of investments	(208,746)	—	(208,746)
Other, net	(3,066)	—	(3,066)

Net cash used in investing activities	(91,663)	83	(91,580)

Cash flow from financing activities:
Proceeds short-term debt	681	4,791	5,472
Repayments of long-term debt	(642)	—	(642)
Repayments of obligations under capital lease	(144)	—	(144)
Proceeds from exercise of stock options and stock participation plan	6,083	—	6,083
Excess tax benefit from options exercised	465	—	465
Other, net	25	267	292

Net cash provided by financing activities	6,468	5,058	11,526

Effect of exchange rate changes on cash and cash equivalents	5,195	(54)	5,141

Net increase in cash and cash equivalents	3,306	—	3,306
Cash and cash equivalents, beginning of period	482,907	—	482,907
Less: Cash and cash equivalents, held for sale	(26,937)	—	(26,937)

Cash and cash equivalents, end of period	$459,276	$—	$459,276

3. Discontinued Operations and the Divestiture

        On April 1, 2007 (the last day of the Company's fiscal third quarter), the Company completed the sale of its PCS Business to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million (the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

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

December 31, 2007

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

        The following table presents revenue, operating loss from discontinued operations before income taxes, net of taxes for the three months and six months ended December 31, 2007 and 2006, respectively (in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Revenue	$—	$27,053	$—	$54,415

Operating loss before income taxes	—	(779)	—	(1,417)
Income tax expense	—	(727)	—	(1,406)

Loss from discontinued operations, net of taxes	—	(1,506)	—	(2,823)

Loss on Divestiture, before income taxes	—	—	—	—
Income tax benefit	—	9,921	—	9,921

Gain on Divestiture, net of taxes	—	9,921	—	9,921

Income from discontinued operations, net of taxes	$—	8,415	$—	7,098

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

4. Supplemental Cash Flow Disclosures

        Components in the change of operating assets and liabilities, net of effects of acquisitions and the Divestiture (see Note 3, "Discontinued Operations and Divestiture"), for the six months ended December 31, 2007 and 2006 were comprised of the following (in thousands):

	Six Months Ended December 31,
	2007	2006 As restated
Trade accounts receivable	$29,418	$(21,530)
Inventories	35,122	(25,614)
Prepaid expenses and other receivables	15,538	(35,954)
Accounts payable	(35)	13,423
Accrued salaries, wages and other commissions	2,395	(7,991)
Deferred compensation	2,170	2,357
Accrued income taxes payable	(97,817)	24,936
Other accrued expenses	(16,150)	12,878

Changes in operating assets and liabilities	$(29,359)	$(37,495)

        Supplemental disclosures of cash flow information (in thousands):

	Six Months Ended December 31,
	2007	2006
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$2,974	$12,701

5. Investments

        Available-for-sale securities as of December 31, 2007 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Short-Term Investments:
Corporate debt	$56,123	$18	$(119)	$(101)	$56,022
U.S. government and agency obligations	43,598	33	(3)	30	43,628

Total short-term investments	$99,721	$51	$(122)	$(71)	$99,650

Long-Term Investments:
Corporate debt	$60,623	$270	$(536)	$(266)	$60,357
U.S. government and agency obligations	77,575	1,597	(3)	1,594	79,169
Mortgage-backed securities	111,678	472	(1,136)	(664)	111,014
Asset-backed securities	99,380	205	(2,513)	(2,308)	97,072

Total long-term investments	$349,256	$2,544	$(4,188)	$(1,644)	$347,612

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

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

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon Inter Electronics Corporation ("Nihon"), a related party as further discussed in Note 20, "Related Party Transactions." The value of the Company's investments is subject to market fluctuations, which, if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.1 million and $0.1 million for the three months ended December 31, 2007 and 2006, respectively, and $0.2 million and $0.6 million for the six months ended December 31, 2007 and 2006, respectively.

        The Company also has a strategic investment in the common stock of a non-publicly traded company which is recorded at cost in other long-term assets. As of December 31, 2007 and June 30, 2007, the recorded cost basis and estimated fair value of this investment was $3.6 million. The estimate of fair value is based on best available information or other estimates determined by management. The Company did not experience any impairment in value regarding this investment since inception.

        The carrying values of the equity investments included in other long-term assets at December 31, 2007 and June 30, 2007 were $28.4 million and $48.0 million, respectively, compared to their purchase cost of $26.5 million. Unrealized loss, net of tax, for the three months ended December 31, 2007 and 2006 was $(0.5) million and $(3.7) million, respectively, and for the six months ended December 31, 2007 and 2006 was $(11.8) million and $(3.0) million, respectively, and was included in other comprehensive income. The carrying values of the Company's equity investments are subject to market

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. Investments (Continued)

fluctuations, which if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. Although the carrying values of these investments have declined significantly, the Company does not anticipate that it will dispose of these strategic investments for a loss within the near term.

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

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. During the three months and six months ended December 31, 2007, the Company recognized $0.6 million and $0.9 million, respectively, in other-than-temporary impairments relating to certain available-for-sale securities, included in other expense. There were no impairment charges on investments for the three and six months ended December 31, 2006. Subsequent to December 31, 2007, as a result of additional declines in fair values of these securities, the Company recognized an additional other-than-temporary impairment of $3.8 million in the three months ended March 31, 2008. In the fourth fiscal quarter of 2008, the Company recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        The following table summarizes the market value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. Investments (Continued)

securities have been held. The unrealized loss position is measured and determined at each fiscal quarter (in thousands):

	Securities held for less than 12 months, in a loss position at December 31, 2007		Securities held for 12 months or more, in a loss position at December 31, 2007		Total in a loss position at December 31, 2007
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$44,169	$(578)	$26,407	$(78)	$70,576	$(655)
U.S. government and agency obligations	6,496	(5)	—	—	6,496	(6)
Mortgage-backed securities	34,004	(1,024)	7,562	(112)	41,566	(1,136)
Asset-backed securities	43,089	(2,085)	11,895	(428)	54,984	(2,513)

Total	$127,758	$(3,692)	$45,864	$(618)	$173,622	$(4,310)

	Securities held for less than 12 months, in a loss position at June 30, 2007		Securities held for 12 months or more, in a loss position at June 30, 2007		Total in a loss position at June 30, 2007
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$76,920	$(354)	$38,287	$(233)	$115,207	$(587)
U.S. government and agency obligations	54,023	(181)	17,704	(72)	71,727	(253)
Mortgage-backed securities	55,923	(599)	16,779	(228)	72,702	(827)
Asset-backed securities	46,663	(186)	17,877	(229)	64,540	(415)

Total	$233,529	$(1,320)	$90,647	$(762)	$324,176	$(2,082)

        The amortized cost and estimated fair value of investments at December 31, 2007, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$81,821	$81,756
Due in 1-2 years	73,832	74,672
Due in 2-5 years	122,802	123,350
Due after 5 years	170,522	167,484

Total investments	$448,977	$447,262

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

5. Investments (Continued)

        Gross realized gains were $0.1 million and $0.3 million for the three and six months ended December 31, 2007, respectively, and gross realized losses were $(0.2) million and $(0.6) million for the three and six months ended December 31, 2007, respectively. Gross realized gains were $0.1 million and $0.2 million for the three and six months ended December 31, 2006, respectively, and gross realized losses were $(0.4) million and $(0.7) million for the three and six months ended December 31, 2006, respectively. The cost of marketable securities sold was determined by the weighted average cost method.

6. Inventories

        Inventories at December 31, 2007 and June 30, 2007 were comprised of the following (in thousands):

	December 31, 2007	June 30, 2007
Raw materials	$33,689	$31,067
Work-in-process	72,167	85,383
Finished goods	77,784	103,273

Total inventories	$183,640	$219,723

7. Goodwill and Acquisition-Related Intangible Assets

        At December 31, 2007 and June 30, 2007 acquisition-related intangible assets included the following (in thousands):

		December 31, 2007			June 30, 2007
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Completed technology	4 - 12	$29,679	$(13,641)	$16,038	$29,679	$(11,849)	$17,830
Customer lists	5 - 12	5,446	(3,892)	1,554	5,446	(3,677)	1,769
Intellectual property and other	5 - 12	7,963	(6,782)	1,181	7,963	(6,681)	1,282

Total acquisition-related intangible assets		$43,088	$(24,315)	$18,773	$43,088	$(22,207)	$20,881

        As of December 31, 2007, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2008: $2,105; fiscal year 2009: $4,210 fiscal year 2010: $4,210, fiscal year 2011: $3,948, and fiscal year 2012: $1,595.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7. Goodwill and Acquisition-Related Intangible Assets (Continued)

        The carrying amount of goodwill by business segment as of December 31, 2007 is as follows (in thousands):

	December 31, 2007	June 30, 2007
Power Management Devices	$28,748	$28,748
Energy-Saving Products	36,984	36,984
Aerospace and Defense	18,959	18,959
Enterprise Power	22,805	22,805
PowerStage	3,876	3,876
Intellectual Property	20,074	20,074

Total goodwill	$131,446	$131,446

Subsequent Events

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Bank Loans and Long-Term Debt

        The following is a summary of the Company's long-term debt and other loans at December 31, 2007 and June 30, 2007 (in thousands):

	December 31, 2007	June 30, 2007
Foreign accounts receivable financing facilities at rates from 1.625% to 1.825% and other loans	$144	$894
Convertible subordinated notes at 4.25 percent due in July 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($7,049) at June 30, 2007)	$—	$542,951

Total debt	$144	$543,845

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

        On July 16, 2007, the Company funded the payment in full at maturity of the Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, the Company recorded a debt retirement charge of $5.7 million, included in other expense during the six months ended December 31, 2007.

        In June 2006, the Company's subsidiary in Singapore entered into a Credit Agreement with Bank of America, N.A. ("BoA"). Pursuant to the Credit Agreement, BoA loaned $81.0 million to the Singapore subsidiary, bearing interest at the rate of the London Interbank Offered Rate plus 1.0 percent and maturing on June 26, 2008. In conjunction with the Credit Agreement, the Company entered into a guaranty in favor of BoA to guarantee the payment and performance of obligations by its Singapore subsidiary. In January 2007, the Company's subsidiary in Singapore made a prepayment of $26.0 million on the loan. The Credit Agreement contained certain financial and other covenants, with which the Company and its Singapore subsidiary were in compliance at March 31, 2007 and June 30, 2006. In May 2007, the Singapore subsidiary prepaid the remaining balance on the loan of $55.0 million.

        On November 6, 2006, the Company entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JPM, BoA, HSBC Bank USA, and Deutsche Bank AG (the "Facility"). The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0 percent and 0.25 percent for base

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Bank Loans and Long-Term Debt (Continued)

rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company's senior leverage ratio. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 and 0.25 percent of the unused portion of the total Facility, depending upon the Company's senior leverage ratio. In connection with the Facility, the Company is required to pledge as collateral shares of certain of its subsidiaries and certain of the Company's subsidiaries are required to guarantee the Facility. At December 31, 2007, the Company had no borrowings and $4.3 million in letters of credit outstanding under the Facility.

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

        The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful (see Part II, Item 1A, "Risk Factors–Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions"). Although the Company is not able to access the Facility except for the renewal of outstanding letters of credit, it believes it has sufficient cash, cash equivalents, investments and cash

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

8. Bank Loans and Long-Term Debt (Continued)

flows from operations to meet current foreseeable working capital and other operating cash requirements.

        At December 31, 2007, including the Japan accounts receivable financing facilities and the Facility, the Company had $220.7 million in total lines of credit, of which $4.3 million had been utilized in letters of credit.

9. Other Accrued Expenses

        Other accrued expenses at December 31, 2007 and June 30, 2007 were comprised of the following (in thousands):

	December 31, 2007	June 30, 2007
Accrued sales returns	$37,840	$34,561
Accrued accounting and legal costs	15,949	8,924
Deferred revenue	10,448	21,773
Accrued compensation	10,424	10,354
Transition services contract liability	6,667	6,665
Accrued sales and other taxes	3,889	6,958
Accrued Divestiture transaction costs	3,427	4,901
Due to customers	2,742	4,535
Accrued warranty	1,730	2,434
Accrued interest	76	15,749
Other	12,074	16,609

Total other accrued expenses	$105,266	$133,463

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9. Other Accrued Expenses (Continued)

        The following table details the changes in the Company's warranty reserve for the six months ended December 31, 2007, which is included in other accrued liabilities (in thousands):

Accrued warranty, June 30, 2007	$2,434
Accruals for warranties issued during the period	2,389
Changes in estimates related to pre-existing warranties	(1,334)
Warranty claim settlements	(1,759)

Accrued warranty, December 31, 2007	$1,730

10. Other Long-Term Liabilities

        Other long-term liabilities at December 31, 2007 and June 30, 2007 were comprised of the following (in thousands):

	December 31, 2007	June 30, 2007
Divested entities tax obligations	18,578	18,578
Deferred compensation	10,788	9,645
Transition services contract liability	8,333	11,665
Other	1,553	1,985

Total other long-term liabilities	39,252	41,873

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12. Stock-Based Compensation

        The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the six months ended December 31, 2007 (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2007	11,754	$40.72	$29,921
Granted	—	—	—
Exercised	(15)	12.63	—
Expired or canceled	(1,471)	42.27	—

Outstanding, December 31, 2007	10,268	$40.71	$19,104

        For the six months ended December 31, 2007 and 2006 the Company received $0.2 million and $6.1 million, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $0.1 million and $1.4 million for the six months ended December 31, 2007 and 2006, respectively.

        The following table summarizes the Restricted Stock Unit ("RSU") activities for the six months ended December 31, 2007 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2007	9	49.14	$337
Granted	—	—	—
Expired or cancelled	(1)	49.44	—

Outstanding, December 31, 2007	8	49.23	$290

        Additional information relating to the stock option plans, including employee stock options and RSUs, at December 31, 2007 and June 30, 2007 is as follows (in thousands):

	December 31, 2007	June 30, 2007
Options exercisable	8,937	9,855
Options available for grant	3,537	2,932
Total reserved common stock shares for stock option plans	14,018	14,695

        The Company's employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123(R), the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12. Stock-Based Compensation (Continued)

statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a charge of $3.6 million and $1.8 million for the three and six months ended December 31, 2007, respectively. The aggregate fair value of the liability awards included in other accrued expenses was $3.2 million at December 31, 2007.

        For the three and six months ended December 31, 2007 and 2006, stock-based compensation expense associated with the Company's stock options and RSUs is as follows (in thousands):

	December 31, 2007		December 31, 2006
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Cost of sales	$380	$388	$214	$456
Selling and administrative expense	5,802	6,084	728	2,057
Research and development expense	1,230	1,378	1,052	1,730

Total stock-based compensation expense	$7,412	$7,850	$1,994	$4,243

        The total unrecognized compensation expense for outstanding stock options and RSUs was $13.5 million as of December 31, 2007, and will be recognized, in general, over three years. The weighted average number of years to recognize the compensation expense is 1.3 years.

        The fair value of the options associated with the above compensation expense for the three and six months ended December 31, 2007 and 2006, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Expected life	N/A	3.5 years
Risk free interest rate	N/A	4.7%
Volatility	N/A	44.0%
Dividend yield	N/A	0.0%

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

December 31, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

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

        Asset impairment, restructuring, and other charges (credits) represent costs related primarily to the following initiatives:

  •
  The December 2002 initiative; and

  •
  The PCS Divestiture initiative.

        The following table summarizes restructuring and related charges incurred during the three and six months ended December 31, 2007 and 2006 and recorded in asset impairment, restructuring and other charges as well as the portion of those costs attributable to discontinued operations (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$275	$—	$541

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	7	206	7	2,162
Other charges	—	54	35	749

Subtotal	7	260	42	2,911
Discontinued operations (1)	—	(54)	—	(744)

Total asset impairment, restructuring and other charges	$7	$206	$42	$2,167

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

In addition, the Company sought to implement initiatives to lower overhead costs across its support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges the Company recorded in the three and six months ended December 31, 2007 and 2006 related to its December 2002 restructuring initiative (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$275	$—	$541

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	—	19	—	111
Other charges	—	71	—	681

Total asset impairment, restructuring and other charges	$—	$90	$—	$792

        Charges recorded as an element of cost of sales in the three and six months ended December 31, 2006 represent the costs of the closure of the Company's assembly line in Krefeld, Germany and the move of these manufacturing activities to its facility in Swansea, Wales. The principal elements of those costs related to startup and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and

  •
  Training and transition expenses for the Swansea workforce.

        Other charges reflect the costs to relocate equipment related to the consolidation and closing of certain of the Company's manufacturing sites and to discontinue production at designated facilities. Other costs of $0.7 million in the six months ended December 31, 2006 were principally incurred in connection with the relocation of operations from the Company's Krefeld facility to its Swansea facility.

The PCS Divestiture Initiative

        During the fiscal year 2007, in connection with the Divestiture, the Company terminated approximately 100 former PCS employees. The Company also terminated other operating and support personnel to streamline the organization in connection with the Divestiture. Severance charges for these terminated employees were $0.2 million and $2.1 million for the three and six months ended December 31, 2006, respectively.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

        The following illustrates the charges the Company recorded in the three and six months ended December 31, 2007 and 2006 related to its PCS restructuring initiative (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	7	187	7	2,051
Other charges	—	106	35	122

Total asset impairment, restructuring and other charges	$7	$293	$42	$2,173

Other Activities and Charges

        From time to time, the Company also undertakes and executes other smaller scale restructuring initiatives at its local sites. Credits of $0.1 million for the three and six months ended December 31, 2006 represent downward changes in estimates related to plant termination and relocation costs incurred at its El Segundo, California location. The following illustrates the credits the Company recorded in the three and six months ended December 31, 2007 and 2006 related to its other activities and charges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other credits
Asset impairment	$—	$—	$—	$—
Severance	—	—	—	—
Other credits	—	(123)	—	(54)

Total asset impairment, restructuring and other credits	$—	$(123)	$—	$(54)

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

13. Asset Impairment, Restructuring and Other Charges (Continued)

        The following table summarizes the Company's severance accrual for the six months ended December 31, 2007:

December 31, 2007
Accrued severance, June 30, 2007	$826
Charged to asset impairment, restructuring and other charges	7
Charged to operating expenses	4,959
Costs paid	(5,808)
Foreign exchange losses	16

Accrued severance, December 31, 2007	$—

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

December 31, 2007

14. Segment Information (Continued)

  •
  The PS segment is solely composed of the Company's iPOWIR® product, which is an optimized and versatile functional component that combines multiple power semiconductors, ICs and passive elements into a single thermally enhanced package. PS targets computers, switchers and routers, servers and game stations.

  •
  The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of the Company's licensed MOSFET patents. Some of the Company's power MOSFET patents have expired in calendar year 2007 and the broadest expire in calendar 2008. Certain of the licensed MOSFET patents remain in effect through 2010. However, with the expiration of the Company's broadest MOSFET patents, most of its IP segment revenue has ceased during the fourth quarter of fiscal year 2008. The strategy within IP is to concentrate on creating and using the Company's intellectual property primarily for the design and development of new value-added products, with opportunistic licensing where the Company believes it is consistent with its business.

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

        The accounting policies of the segments are the same as those described in Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies" of the 2007 Annual Report. The Company's wafer manufacturing facilities fabricate ICs for all business units as necessary and their operating costs are reflected in the segments' cost of revenues on the basis of product costs. General manufacturing overhead and variances are allocated to the segments based on their percentage of total revenues. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross profit for the segments. Due to the Company's methodology for cost build up at the product level, it is impractical to determine the amount of depreciation and amortization included in each segment's gross profit. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

14. Segment Information (Continued)

        For the three and six months ended December 31, 2007 and 2006, revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	Three months ended December 31, 2007			Three months ended December 31, 2006 As restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$97,241	37.0%	15.9%	$102,773	29.7%	31.4%
Energy-Saving Products	53,899	20.5	47.3	65,998	19.1	52.0
Aerospace and Defense	41,599	15.8	56.3	38,999	11.3	49.6
Enterprise Power	25,657	9.8	42.9	23,881	6.9	52.0
PowerStage	18,988	7.2	35.3	50,239	14.5	37.5
Intellectual Property	9,805	3.7	100.0	10,619	3.1	100.0

Ongoing Segments Total	247,189	94.1	37.2	292,509	84.6	43.7
Transition Services	15,547	5.9	0.7	—	—
Commodity Products	—	0.0	0.0	53,122	15.4	15.4

Consolidated Total	$262,736	100.0%	35.0%	$345,631	100.0%	39.4%

	Six months ended December 31, 2007			Six months ended December 31, 2006 As restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$203,666	38.5%	23.1%	$194,806	30.7%	33.1%
Energy-Saving Products	94,403	17.8	42.6	121,986	19.2	52.5
Aerospace and Defense	78,107	14.8	53.9	77,354	12.2	50.0
Enterprise Power	53,926	10.2	46.9	44,362	7.0	52.5
PowerStage	47,705	9.0	32.5	64,194	10.1	38.9
Intellectual Property	19,098	3.6	100.0	21,628	3.4	100.0

Ongoing Segments Total	496,905	93.9	38.1	524,330	82.7	45.2
Transition Services	32,025	6.1	0.7	—	—
Commodity Products	—	—	—	110,001	17.3	18.7

Consolidated Total	$528,930	100.0%	35.8%	$634,331	100.0%	40.6%

        No single customer accounted for more than ten percent of the Company's consolidated revenue for the three and six months ended December 31, 2007 and 2006.

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

December 31, 2007

15. Income Taxes (Continued)

        As of the adoption date, the liability for income taxes associated with uncertain tax positions was $103.9 million. If the benefit were recognized, the release of the liabilities associated with the uncertain tax positions would result in a benefit to income taxes on the Consolidated Statement of Income of $102.2 million which would reduce the Company's future effective tax rate.

        As of December 31, 2007, the liability for income tax associated with uncertain tax positions was $60.0 million. If recognized, the liabilities associated with uncertain tax positions would result in a benefit to income taxes on the Consolidated Statement of Income of $58.3 million which would reduce the Company's future effective tax rate. The change in the uncertain tax positions from the date of adoption is the result of filing qualified amended returns in the U.S. Federal tax jurisdiction for fiscal years 2004 to 2006 and the payment of additional tax of $44.3 million with the returns, partially offset by the accrual of reserves in certain jurisdictions.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2007, the Company had accrued $29.1 million, of interest and penalties related to uncertain tax positions. The change in the interest and penalties from the date of adoption is the result of filing amended returns in the U.S. federal tax jurisdiction for fiscal years 2004 to 2006 which is comprised of the payment of interest of approximately $4.2 million and the reversal of reserves of approximately $13.7 million of penalties and related interest which were partially offset by the accrual of additional interest and penalties. The Company has determined that in fiscal year 2009 it will file amended U.S. federal income tax returns and consequently will pay approximately $14.2 million dollars in taxes and $13.2 million in related interest and penalties to the Internal Revenue Service in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

        The uncertain tax positions are expected to decrease from the date of adoption by approximately $44.3 million over the next twelve months due to the filing of amended returns and increases in certain jurisdictions as mentioned. It is reasonably possible there will be other changes to the liability associated with uncertain tax positions due to the expiration of statutes of limitations, payment of tax on amended returns, and other changes in reserves. Due to the complexity of the restatement, it is it not possible to estimate the range of change at this time.

        The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company's major tax jurisdictions are U.S. federal, California, Japan, U.K. and Singapore. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, at the date of adoption, the Company is no longer subject to U.S. federal income tax examinations for years before fiscal year end July 1, 2001; California income tax examinations before fiscal year end July 5, 1998; Japan income tax examinations before fiscal year June 30, 2002; U.K. tax examinations before fiscal year end June 30, 2002; and Singapore tax examination for assessment year end December 31, 2001.

        While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes reserves for income taxes represent the most probable outcome. The Company adjusts these reserves, including those for the related interest, in light of changing facts and circumstance.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15. Income Taxes (Continued)

        The Company's effective tax rate related to continuing operations was 190.6 percent and 30 percent for the three months ended December 31, 2007 and 2006 respectively, and (190.9) percent and 38.7 percent for the six months ended December 31, 2007 and 2006, respectively. For the three month period ended December 31, 2007, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) the benefit of foreign tax credits and R&D credits, (b) the benefit of lower statutory rates in certain foreign jurisdictions, partially offset by (x) non deferral of income from certain jurisdictions, and (y) an increase in reserves from uncertain tax positions. For the six month period ended December 31, 2007, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) the reversal of a reserve for potential interest and penalties thereon as a result of the Company filing amended U.S. federal income tax returns and paying the tax liability for fiscal years 2004 through 2006, (b) the benefit of foreign tax credits and R&D credits, and (c) lower statutory rates in certain foreign jurisdictions, partially offset by (x) a decrease in U.K. deferred tax assets due to the reduction in tax rate from 30% to 28%, (y) an increase in reserves for non U.S. uncertain tax positions and (z) an increase in state valuation allowance. For the three month period ended December 31, 2006, the Company's effective tax rate was lower than the U.S. federal statutory rates of 35 percent resulting from (a) the release of a valuation allowance, (b) export tax incentives, and (c) the benefit of foreign tax credits and R&D credits, partially offset by (w) actual and deemed distributions from certain foreign jurisdictions, (x) transfer pricing, (y) increase in reserves for non U.S. uncertain tax positions, and (z) state taxes. For the six month period ended December 31, 2006, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) actual and deemed distributions from certain foreign jurisdictions, (b) transfer pricing, (c) increase in reserves for non U.S. uncertain tax positions, and (d) state taxes, partially offset by (x) the release of a valuation allowance, (y) export tax incentives, and (z) the benefit of foreign tax credits and R&D credits. For the six months ended December 31, 2006, the Company recognized $2.9 million of retroactive R&D tax benefit for the January 2006 to September 2006 period, as a result of Congress reinstating the R&D tax credit retroactive to the beginning of January 2006.

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

December 31, 2007

15. Income Taxes (Continued)

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

        The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for three and six months ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended December 31, 2007:
Net income per common share—basic:
Income from continuing operations	$313	72,814	$0.00
Income from discontinued operations	—	72,814	—

Net income	$313	72,814	$0.00

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	337	$—
Income from discontinued operations	—	337	—

Net income	$—	337	$—

Net income per common share—diluted:
Income from continuing operations	$313	73,151	$0.00
Income from discontinued operations	—	73,151	—

Net loss	$313	73,151	$0.00

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

16. Net Income per Common Share (Continued)

	Three Months Ended December 31, 2006 As restated
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$37,799	72,204	$0.52
Income from discontinued operations	8,415	72,204	0.12

Net income	$46,214	72,204	$0.64

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	650	$—
Income from discontinued operations	—	650	(0.01)

Net income	$—	650	$(0.01)

Net income per common share—diluted:
Income from continuing operations	$37,799	72,854	$0.52
Income from discontinued operations	8,415	72,854	0.11

Net income	$46,214	72,854	$0.63

	Six Months Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$10,726	72,813	$0.15
Income from discontinued operations	—	72,813	—

Net income	$10,726	72,813	$0.15

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	359	$—
Income from discontinued operations	—	359	—

Net income	$—	359	$—

Net income per common share—diluted:
Income from continuing operations	$10,726	73,172	$0.15
Income from discontinued operations	—	73,172	—

Net income	$10,726	73,172	$0.15

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

16. Net Income per Common Share (Continued)

	Six Months Ended December 31, 2006 As restated
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$55,388	72,128	$0.77
Income from discontinued operations	7,098	72,128	0.10

Net income	$62,486	72,128	$0.87

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	593	$(0.01)
Income from discontinued operations	—	593	—

Net income	$—	593	$(0.01)

Net income per common share—diluted:
Income from continuing operations	$55,388	72,721	$0.76
Income from discontinued operations	7,098	72,721	0.10

Net income	$62,486	72,721	$0.86

        The conversion effect of the Company's outstanding Notes into 7,439,000 shares of common stock was not included in the computation of diluted income from continuing operations per share for the three and six months ended December 31, 2007 and 2006 because the effect of inclusion is anti-dilutive.

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

        As part of the environmental review process, the Company provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to its

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

17. Environmental Matters (Continued)

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

        In November 2007, the Company was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH)(JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles downgradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier,

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

17. Environmental Matters (Continued)

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

        The Company filed a motion to dismiss these claims on March 6, 2008, on the grounds that Co-Plaintiffs failed to plead scienter as to the Company; failed to plead loss causation as to certain of

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

18. Litigation (Continued)

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

December 31, 2007

19. Commitments and Contingencies

        In connection with the Divestiture, the Company included a provision of $18.6 million for certain tax obligations with respect to divested entities.

20. Related Party Transactions

        As discussed in Note 5, "Investments" the Company holds as a strategic investment common stock of Nihon, a related party. During the fiscal year ended June 30, 2006, the Company sold 2.6 million shares in Nihon for net proceeds of $19.1 million and recognized $13.6 million of pretax gains recorded in other income. At December 31, 2007, the Company owned approximately 9.2 percent of the outstanding shares of Nihon. As previously reported, the Company's former CFO was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the former general manager of the Company's Japan subsidiary was a director of Nihon until about October 2007 and another member of the Company's Japan subsidiary was a director from June 28, 2005 through June 30, 2008.

        During the fiscal quarters ended December 31, 2007 and 2006, the Company recorded royalties of approximately $0.02 million and $0.4 million and revenues of approximately $0.1 million and $0.3 million from Nihon, respectively.

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

        Vishay has also advised the Company of certain other potential claims, including, but not limited to, certain product quality claims related to PCS Business products transferred to Vishay but manufactured prior to the consummation of the Divestiture and a claim regarding certain chemicals found in the ground water at the Company's former manufacturing plant in Borgaro, Italy. The Company is currently in the process of assessing these claims and obtaining documentation to verify any potential liabilities to the Company. It believes that these claims will not have a material adverse

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

21. Subsequent Events (Continued)

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

        In the first three fiscal quarters of 2008, the Company recorded $4.7 million of charges for other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through March 31, 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

21. Subsequent Events (Continued)

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

        During the third fiscal quarter of 2008, the Company recorded inventory write-downs totaling approximately $17.7 million associated with products the Company no longer supports and inventory that has been deemed in excess of future demand.

        In fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions and technology. After completing the first step in the goodwill impairment analysis, the Company concluded that the goodwill in the PS, PMD and IP segments may be impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in the Company's PS segment, softening demand and pricing for products in the PMD segment and a significant decline in projected royalty revenue in the IP segment as its broadcast MOSFET patents expire. Based on the preliminary results of the annual assessment of goodwill for impairment, the net book value of three of the Company's reporting units, PS, PMD and IP, may exceed their estimated fair value. Therefore, the Company is performing the second step of the impairment test to determine the implied fair value of goodwill. While this second step analysis is not complete, during the quarter ending June 30, 2008, the Company expects to record an impairment charge. A reasonable estimate of the amount of the impairment charge or the range of amounts of the charge cannot be determined at this time.

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

        The Divestiture included essentially two components of our business. We have reported one of these components, our former Non-Aligned Products ("NAP") segment, as a discontinued operation in our accompanying financial statements. Our former NAP Segment included certain modules, rectifiers, diodes and thyristors used in the automotive, industrial, wielding and motor control applications. The other and larger component, our former Commodity Products ("CP") segment, was not presented as a discontinued operation due to the significance of our ongoing involvement relating to our TSAs with Vishay.

        Subsequent to April 1, 2007, we commenced discussions with Vishay regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, we did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of our internal investigation into certain accounting and financial reporting matters (the "Investigation") conducted by the Audit

Committee of the Board of Directors ("Audit Committee"). As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and we maintain that the proper application of the contractual formula results in no adjustment to net working capital. We do not believe that Vishay's assertions have merit and intend to vigorously defend our position.

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

        Subsequent to the Divestiture in the fourth fiscal quarter ended June 30, 2007, our Chief Operating Decision Maker ("CODM") redefined our business segments to better focus on the two key power management challenges, energy savings and energy efficiency. Beginning in the fourth fiscal quarter ended June 30, 2007, we reported our financial segments based on how our CODM reviewed and allocated resources for the business and assessed the performance of our business managers. We now report in seven segments: Enterprise Power ("EP"), Power Management Devices ("PMD"), PowerStage ("PS"), Energy-Saving Products ("ESP"), Aerospace and Defense ("A&D"), Intellectual Property ("IP") and Transition Services ("TS"). As part of the PCS sale to Vishay, we agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which is reported separately in the TS segment. The results of the PCS Business through the Divestiture date were previously reported in the CP and NAP segments, consistent with prior years and in line with our business segment reporting prior to our reorganization and the redefinition of our business segments by our CODM. As outlined above, for the fiscal year ended June 30, 2007, the financial results of the NAP segment were included in discontinued operations and prior period results have been reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations, as we expect to have significant ongoing involvement based on the significance of the cash flows to be derived from the PCS transition services. In addition, as part of our reorganization, whereas previously, power management metal oxide semiconductor field effect transistors ("MOSFETs") were reported based on end market applications within the ESP segment and our previously reported Computing and Communication segment (which has now been separated into EP, PMD and PS segments), they are now reported within the PMD segment.

        The following table sets forth certain operating results for the three and six month periods ended December 31, 2007 and 2006 as a percentage of revenues (in millions except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2006 As restated		2007		2006 As restated
Revenues	$262.7	100.0%	$345.6	100.0%	$528.9	100.0%	$634.3	100.0%
Cost of sales	170.6	65.0	209.5	60.6	339.5	64.2	376.8	59.4

Gross profit	92.1	35.0	136.1	39.4	189.4	35.8	257.5	40.6
Selling and administrative expense	69.8	26.5	53.2	15.4	136.6	25.8	110.0	17.3
Research and development expense	28.8	11.0	31.8	9.2	56.7	10.7	60.4	9.6
Amortization of acquisition-related intangible assets	0.4	0.1	0.4	0.1	0.7	0.1	0.8	0.1
Asset impairment, restructuring and other charges	—	—	0.2	0.1	—	—	2.2	0.3

Operating (loss) income	(6.9)	(2.6)	50.5	14.6	(4.6)	(0.8)	84.1	13.3
Other expense (income), net	1.3	0.5	(1.7)	(0.5)	7.4	1.4	(1.8)	(0.3)
Interest income, net	(7.8)	(3.0)	(1.8)	(0.5)	(15.7)	(3.0)	(4.4)	(0.7)

(Loss) income from continuing operations, before income taxes	(0.4)	(0.1)	54.0	15.6	3.7	0.8	90.3	14.3
(Benefit from) provision for income taxes	(0.7)	(0.1)	16.2	4.7	(7.0)	(1.2)	34.9	5.6

Income from continuing operations	0.3	0.0	37.8	10.9	10.7	2.0	55.4	8.7
Income from discontinued operations, net of taxes	—	—	8.4	2.5	—	—	7.1	1.1

Net income	$0.3	0.0%	$46.2	13.4%	$10.7	2.0%	$62.5	9.9%

Overview of Results of Operations for the Three Months Ended December 31, 2007 compared with the Three Months Ended December 31, 2006.

Revenue and Gross Margin

        Ongoing segment revenue, which excludes the TS segment, for the three and six months ended December 31, 2007 was $247.2 million and $496.9 million, respectively, compared to $292.5 million and $524.3 million in the comparable prior three and six months ended December 31, 2006, respectively. During this period, revenues decreased by 15.5 percent and 5.2 percent for the three and six months ended December 31, 2007, respectively, compared to the three and six months ended December 31, 2006, respectively. Sales declined in most of our segments in this quarterly comparison, although year to date, we saw continued strength in data center related products including enterprise servers and workstations in the EP segment as well as an increase in IP revenue. Other segments continued to experience an overall reduction in demand as a result of decreased consumer spending, a downturn in the housing market and higher distributor channel inventories.

        Ongoing gross margin declined to 37.2 percent and 38.1 percent the three and six months ended December 31, 2007, respectively, compared to 43.7 percent and 45.2 percent three and six months ending December 31, 2006, respectively. Our gross margin was negatively impacted by increased production costs primarily due to under utilization of capacity, and a decline in average selling price in several segments detailed below. Additionally, for the quarter and year-to-date periods, the Divestiture resulted in a lower base of revenue over which to absorb indirect manufacturing costs, and we did not complete a commensurate reduction in these costs.

        Revenue and gross margin by business segments are as follows (in thousands, except percentages):

	Three months ended December 31, 2007			Three months ended December 31, 2006 As restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$97,241	37.0%	15.9%	$102,773	29.7%	31.4%
Energy-Saving Products	53,899	20.5	47.3	65,998	19.1	52.0
Aerospace and Defense	41,599	15.8	56.3	38,999	11.3	49.6
Enterprise Power	25,657	9.8	42.9	23,881	6.9	52.0
PowerStage	18,988	7.2	35.3	50,239	14.5	37.5
Intellectual Property	9,805	3.7	100.0	10,619	3.1	100.0

Ongoing Segments Total	247,189	94.1	37.2	292,509	84.6	43.7
Transition Services	15,547	5.9	0.7	—	—	—
Commodity Products	—	—	—	53,122	15.4	15.4

Consolidated Total	$262,736	100.0%	35.0%	$345,631	100.0%	39.4%

	Six months ended December 31, 2007			Six months ended December 31, 2006 As restated
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$203,666	38.5%	23.1%	$194,806	30.7%	33.1%
Energy-Saving Products	94,403	17.8	42.6	121,986	19.2	52.5
Aerospace and Defense	78,107	14.8	53.9	77,354	12.2	50.0
Enterprise Power	53,926	10.2	46.9	44,362	7.0	52.5
PowerStage	47,705	9.0	32.5	64,194	10.1	38.9
Intellectual Property	19,098	3.6	100.0	21,628	3.4	100.0

Ongoing Segments Total	496,905	93.9	38.1	524,330	82.7	45.2
Transition Services	32,025	6.1	0.7	—	—	—
Commodity Products	—	—	—	110,001	17.3	18.7

Consolidated Total	$528,930	100.0%	35.8%	$634,331	100.0%	40.6%

        PMD revenue for the three months ended December 31, 2007 decreased by 5.4 percent from the three months ended December 31, 2006. PMD segment revenue for the six months ended December 31, 2007 increased by 4.5 percent from the six months ended December 31, 2006. This year-to-date revenue increase shows first quarter fiscal 2008 improvement in commodity package demand partially offset by some overall market decline in second quarter fiscal 2008. Gross margin for the PMD segment declined to 15.9 percent and 23.1 percent for the three and six months ended December 31, 2007, respectively, from 31.4 percent and 33.1 percent for the three and six months ended December 31, 2006, respectively. This decline in gross margin is primarily due to a decline in average selling price and a year-to-date increase in production costs primarily due to under utilization of capacity as we reduced our inventory.

        ESP revenue for the three months ended December 31, 2007 decreased by 18.3 percent compared to the three months ended December 31, 2006. ESP revenue for the six months ended December 31, 2007, decreased by 22.6 percent compared to the six months ended December 31, 2006. The ESP revenue decrease reflects a decline in general purpose high voltage integrated circuits ("ICs") due to a reduction of inventory levels at distributors and general softening market demand. However, revenue and volume increased from first quarter fiscal 2008. Gross margin for ESP was 47.3 percent and

52.0 percent for the three months ended December 31, 2007 and December 31, 2006, respectively, and 42.6 percent and 52.5 percent for the six months ended December 31, 2007 and December 31, 2006, respectively. This gross margin decline, both quarterly and year-to-date, was primarily due to a decline in average selling price as well as low production utilization which increased production cost.

        A&D revenue for the three months ended December 31, 2007 increased by 6.7 percent from the three months ended December 31, 2006. Revenue for the six months ended December 31, 2007 increased by 1.0 percent from the six months ended December 31, 2006. The A&D year-to-date slight revenue increase primarily reflects a ramp-up in new medical and communications customer programs. Gross margin for the A&D segment increased to 56.3 percent for the three months ended December 31, 2007, from 49.6 percent in the three months ended December 31, 2006, and to 53.9 percent for the six months ended December 31, 2007, from 50.0 percent for the six months ended December 31, 2006. A significant contributor to gross margin increase was the ramp-up of a new medical applications program as well as manufacturing and design efficiencies.

        EP revenue for the three months ended December 31, 2007 increased by 7.4 percent from the three months ended December 31, 2006. Revenue for the six months ended December 31, 2007 increased by 21.6 percent from the six months ended December 31, 2006. The EP revenue increased primarily due to continued strength in data center related products including enterprise servers and workstations in the EP segment. Gross margin for the EP segment decreased to 42.9 percent for the three months ended December 31, 2007, from 52.0 percent in the three months ended December 31, 2006, and to 46.9 percent for the six months ended December 31, 2007, from 52.5 percent for the six months ended December 31, 2006. The gross margin decrease, both quarterly and year-to-date, reflected higher costs from reduced factory utilization as we reduced our inventory levels during the first half of fiscal 2008.

        PS revenue for the three months ended December 31, 2007, decreased by 62.2 percent from the three months ended December 31, 2006. Revenue for the six months ended December 31, 2007, decreased by 25.7 percent from the six months ended December 31, 2006. The PS quarterly and year-to-date revenue decreased due to a drop in demand for game station products. Gross margin for the PS segment decreased to 35.3 percent for the three months ended December 31, 2007, from 37.5 percent in the three months ended December 31, 2006, and to 32.5 percent for the six months ended December 31, 2007, from 38.9 percent for the six months ended December 31, 2006. The quarter and year-to-date gross margin decline were due to newly introduced game station parts with lower selling prices which could not be entirely offset by reduced manufacturing costs.

        IP revenue was $9.8 million for the three months ended December 31, 2007 compared to $10.6 million for the prior three months ended December 31, 2006. IP revenue was $19.1 million for the six months ended December 31, 2007 compared to $21.6 million for the prior six months ended December 31, 2006. We expect that with the expiration of our broadest MOSFET patents in 2008, most of our IP segment revenue ceased by the fiscal fourth quarter of 2008, and our gross profit will be adversely impacted accordingly.

        TS revenue of $15.5 million and $32.0 million consisted of the new manufacturing related services provided to Vishay during the three and six month periods ended December 31, 2007. As part of the PCS sale agreements, we supply manufacturing services to Vishay at our cost. TS revenue is expected to continue for up to three years from the date of the Divestiture, which was April 1, 2007.

        The CP segment is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature. Reflecting the discontinuation of the CP business upon its sale to Vishay, there was no CP revenue for the three and six months ended December 31, 2007 compared to $53.1 million and $110.0 million for the three and six months ended December 31, 2006, respectively.

        During the third fiscal quarter of 2008, we recorded write-downs to inventory totaling approximately $17.7 million associated with products we no longer support and inventory that has been deemed to be in excess of future demand.

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

Selling and Administrative Expense

        Selling and administrative expense was $69.8 million (26.5 percent of revenue) and $53.2 million (15.4 percent of revenue) for the three months ended December 31, 2007 and December 31, 2006, respectively, and $136.6 million (25.8 percent of revenue) and $110.0 million (17.3 percent of revenue) for the six months ended December 31, 2007 and December 31, 2006, respectively. Three and six months ended December 31, 2007 selling and administrative expense included $24.9 million and $39.7 million of Investigation and restatement related expenses, respectively. These costs include legal, audit and consulting costs associated with the Investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements. The costs will continue through the fourth quarter of fiscal year 2008 and will total more than $100 million through the completion of the restatement.

        Excluding costs associated with the Audit Committee-led Investigation, selling and administrative expense decreased for the three and six months ended December 31, 2007 primarily due to cost reductions following the Divestiture. This reduction was partially offset by an increase in stock option compensation charges for the three and six months ended December 31, 2007 by $5.1 million and $4.0 million, respectively.

Research and Development Expense

        Research and development ("R&D") expense was $28.8 million and $31.8 million (11.0 percent and 9.2 percent of revenues) for the three months ended December 31, 2007 and 2006, respectively, and $56.7 million (10.7 percent of revenue) and $60.4 million (9.6 percent of revenue) for the six months ended December 31, 2007 and 2006, respectively. We continue to concentrate our R&D activities on developing new platform technologies, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next generation of applications, including new game stations, industrial electronic motors, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances.

Stock Option Plan Modifications

        Our employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, we have extended that thirty-day period for a period consistent with the plan. In accordance with Statement of Financial Accounting Standard ("SFAS") 123(R), the extension of the exercise period was deemed to be a modification of the stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, we determine the fair value of those awards and recognize any change in fair value in our consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, we recorded a charge of $3.6 million and $1.8 million for the three and six months ended December 31, 2007, respectively.

Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of principally two cost reduction programs that we have initiated. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities. The following table reflects the charges we recorded in the three and six months ended December 31, 2007 and 2006 related to our restructuring initiatives (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$275	$—	$541

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	7	206	7	2,162
Other charges	—	54	35	749

Subtotal	7	260	42	2,911
Discontinued Operations	—	(54)	—	(744)

Total asset impairment, restructuring and other charges	$7	$206	$42	$2,167

The December 2002 Initiative

        In December 2002, we announced a restructuring initiative to better reposition ourselves for market conditions at the time and de-emphasize our commodity business. Our restructuring plans included consolidating and closing certain manufacturing sites in designated facilities and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, we sought to implement initiatives to lower overhead costs across our support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges we recorded in the three and six months ended December 31, 2007 and 2006 related to our December 2002 restructuring initiative (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$275	$—	$541

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	—	19	—	111
Other charges	—	71	—	681

Total asset impairment, restructuring and other charges	$—	$90	$—	$792

        Charges recorded as an element of cost of sales in the three and six months ended December 31, 2007 represent the costs from the closure of our assembly line in Krefeld, Germany and the move of these manufacturing activities to our facility in Swansea, Wales. The principal elements of those costs related to start up and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and

  •
  Training and transition expenses for the Swansea workforce.

        Other charges of $0.7 million reported in the six months ended December 31, 2006 represent various plant and facility closure costs for the Krefeld facility.

The PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, we terminated approximately 100 former PCS employees. We also terminated other operating and support personnel to streamline the organization in connection with the Divestiture. Severance charges for these terminated employees were $0.2 million and $2.1 million for the three and six months ended December 31, 2006, respectively.

        The Divestiture included two components of the business. One of these components, the former NAP segment, has been reported as an element of discontinued operations. The other component, the former CP segment, was not presented as a discontinued operation due to the significance of our ongoing involvement with our TSAs relating to the Divestiture.

        The following illustrates the charges we recorded in the three and six months ended December 31, 2007 and 2006 related to our PCS restructuring initiative (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	7	187	7	2,051
Other charges	—	106	35	122

Total asset impairment, restructuring and other charges	$7	$293	$42	$2,173

Other Activities and Charges

        From time to time, we also undertake and execute other smaller scale restructuring initiatives at our local sites. Credits of $0.1 million for the three and six months ended December 31, 2006 represent downward changes in estimates related to plant termination and relocation costs incurred at out

El Segundo, California location. The following illustrates the credits we recorded in the three and six months ended December 31, 2007 and 2006 related to its other activities and credits (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006 As restated	2007	2006 As restated
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other credits
Asset impairment	$—	$—	$—	$—
Severance	—	—	—	—
Other credits	—	(123)	—	(54)

Total asset impairment, restructuring and other credits	$—	$(123)	$—	$(54)

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

Other Income and Expense

        Other expense (income) was $1.3 million and $(1.7) million for the three months ended December 31, 2007 and 2006, respectively, and $7.4 million and $(1.8) million for the six months ended December 31, 2007 and 2006, respectively. Other expense primarily included a $5.7 million debt retirement charge in the first fiscal quarter of 2008 and the impact of foreign currency fluctuations, dividend income from our equity investments, investment impairments and loss on debt retirement.

Interest Income and Expense

        Interest income was $8.5 million and $12.7 million for the three months ended December 31, 2007 and 2006, respectively, and $18.7 million and $25.3 million for the six months ended December 31, 2007 and 2006, respectively, reflecting lower prevailing interest rates on lower average cash and investment balances in the current year.

        Interest expense was $0.7 million and $10.9 million for the three months ended December 31, 2007 and 2006, respectively, and $3.0 million and $20.9 million for the six months ended December 31, 2007 and 2006, respectively primarily reflecting lower interest expense due to the repayment of the $550.0 million convertible subordinated notes (the "Notes") on July 16, 2007.

Income Taxes

        Our effective tax rate related to continuing operations was 190.6 percent and 30 percent for the three months ended December 31, 2007 and 2006 respectively, and (190.9) percent and 38.7 percent for the six months ended December 31, 2007 and 2006, respectively. For the three month period ended December 31, 2007, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) the benefit of foreign tax credits and R&D credits, (b) the benefit of lower statutory rates in certain foreign jurisdictions, partially offset by (x) non deferral of income from certain jurisdictions, and (y) an increase in reserves from uncertain tax positions. For the six month period ended December 31, 2007, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) the reversal of a reserve for potential interest and penalties thereon as a result of our filing amended U.S. federal income tax returns and paying the tax liability for fiscal years 2004 through 2006, (b) the benefit of foreign tax credits and R&D credits, and (c) lower statutory rates in certain foreign jurisdictions, partially offset by (x) a decrease in U.K. deferred tax assets due to the reduction in tax rate from 30% to 28%, (y) an increase in reserves for non U.S. uncertain tax positions and (z) an increase in state valuation allowance. For the three month period ended December 31, 2006, our effective tax rate was lower than the U.S. federal statutory rates of 35 percent resulting from (a) the release of a valuation allowance, (b) export tax incentives, and (c) the benefit of foreign tax credits and R&D credits, partially offset by (w) actual and deemed distributions from certain foreign jurisdictions, (x) transfer pricing, (y) increase in reserves for non U.S. uncertain tax positions, and (z) state taxes. For the six month period ended December 31, 2006, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) actual and deemed distributions from certain foreign jurisdictions, (b) transfer pricing, (c) increase in reserves for non U.S. uncertain tax positions, and (d) state taxes, partially offset by (x) the release of a valuation allowance, (y) export tax incentives, and (z) the benefit of foreign tax credits and R&D credits. For the six months ended December 31, 2006, we recognized $2.9 million of retroactive R&D tax benefit for the January 2006 to September 2006 period, as a result of Congress reinstating the R&D tax credit retroactive to the beginning of January 2006.

        In the six months ended December 31, 2006, we recorded a tax benefit of $18.1 million of which $11.7 million was attributed to discontinued operations.

Discontinued Operations

        The amounts and disclosures in this Quarterly Report on Form 10-Q present the result of reclassifying the operating results of our NAP segment to Discontinued Operations, net of applicable income taxes, for the period ended December 31, 2006.

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

Liquidity and Capital Resources

        At December 31, 2007, we had $745.7 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of December 31, 2007 and June 30, 2007, the fair market values of our mortgage-backed securities and asset-backed securities were $208.1 million (27.9 percent of cash and cash equivalents, short-term and long-term investments) and $209.2 million (28.0 percent of cash and cash equivalents, short-term and long-term investments), respectively (see Part 1, Item 3, "Quantitative and Qualitative Disclosures about Market Risk," for discussions about our investment strategy). We recognized a $0.9 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair market values through December 31, 2007. Subsequent to December 31, 2007, in the third quarter ended March 31, 2008, we recognized additional charges of $3.8 million other-than-temporary impairment of these securities as a result of declines in their fair market value. In the fourth fiscal quarter of 2008, we recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        Our cash, cash equivalents and investments at the end of each period were as follows (in thousands):

	December 31, 2007	June 30, 2007
Cash and cash equivalents	$298,405	$853,040
Investments	447,262	449,896
Short-term and long-term debt	144	543,845

        In summary, our cash flows were as follows:

	Six Months Ended, December 31,
	2007	2006 As restated
Cash flows from operations	$27,347	$78,219
Cash flows used in investing activities	(27,524)	(91,580)
Cash flows (used in) from financing activities	(561,305)	11,526
Effect of exchange rate changes	6,847	5,141

Net (decrease) increase in cash and cash equivalents	$(554,635)	$3,306

        Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. During the six months ended December 31, 2007, operating activities generated cash flow of $27.3 million compared to $78.2 million generated in the prior six months ended December 31, 2006. Non-cash decrease (increase) to cash flow from operations during the six months ended December 31, 2007 included $38.2 million of depreciation and $7.8 million of stock compensation expense. Changes in operating assets and liabilities decreased cash by $29.4 million, primarily attributed to $74.0 million of cash tax payments made to the Internal Revenue Service during the first quarter of fiscal year 2008, partially offset by decreases in accounts receivable, inventories, and prepaid and other receivables.

        Cash used in investing activities during the six months ended December 31, 2007 was $27.5 million. Proceeds from sales or maturities of investments were $187.1 million, offset by $185.3 million of cash used to purchase investments. During the six months ended December 31, 2007, we invested $29.7 million in capital equipment primarily for our El Segundo, California site consolidation, and at our assembly facility in Mexico. As of December 31, 2007, we had purchase commitments for capital expenditures of approximately $4.1 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

        Cash used in financing activities primarily reflected the repayments of the Notes and foreign bank loans. As of December 31, 2007, we had $220.7 million in revolving credit facilities, against which $4.3 million was drawn for letters of credit.

        On July 16, 2007, we funded the payment at maturity of the Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, we recorded a debt retirement charge of $5.7 million, included in other expense, during the three months ended September 30, 2007 (see also Part 1, Item 3, "Quantitative and Qualitative Disclosures about Market Risk").

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

        We entered into a five-year foreign exchange forward contract in May 2006 with BNP Paribas (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. On December 11, 2007, we agreed with BNP Paribas to terminate the Forward Contract, which resulted in a net payment to us of $2.8 million. In accordance with Statement of Financial Accounting Standard 133 Implementation Issue No. G3, "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge" ("SFAS No. 133"), the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        We are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions and have recorded in the financial statements a $15.2 million tax benefit. In certain other jurisdictions, we cannot determine that the realization of the tax refunds of $62.2 million is probable and as such, we have not recognized them as income tax benefits in its financial statements. We have determined that we have overpaid $51.9 million of income taxes (which is included in the $62.2 million) in Singapore as a result of errors in our transfer pricing of intercompany transactions. As a result of this determination, we have filed amended income tax returns in Singapore for FY 2004 through FY 2006 claiming a tax refund and sought to assert a claim for tax refunds for FY 2001 and FY 2003. We have determined our claim for a refund of tax is not probable and we have not recognized benefit for such refund claims. Consequently, we have recorded both U.S. federal income tax and Singapore income tax with respect to these fiscal years, thereby significantly increasing our effective tax rate.

        We have determined that in fiscal year 2009 we will file amended U.S. federal income tax returns and consequently will pay approximately $14.2 million dollars in taxes and $13.2 million in related interest and penalties to the Internal Revenue Service in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

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

        In December 2007, we terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133 Implementation Issue No. G3 "Cash Flow Hedges Discontinuation of a Cash Flow Hedge," ("SFAS No. 133") the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        We had approximately $51.0 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at December 31, 2007. Net realized and unrealized foreign-currency gains recognized in earnings were $0.1 million and $1.5 million for the three months ended December 31, 2007 and 2006, respectively, and $0.4 million and $1.4 million for the six months ended December 31, 2007 and 2006, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        This Report includes the certifications attached as Exhibits 31.1 and 31.2 of our Chief Executive Officer ("CEO") and Chief Financial Officer (acting) ("Acting CFO") required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

        Our management, under the supervision and with the participation of our CEO and Acting CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described in our 2007 Annual Report, our CEO and Acting CFO concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

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

        During the second fiscal quarter of 2008, we have not completed any changes in internal control over financial reporting that will materially affect or are reasonably likely to materially affect, our internal control over financial reporting.

Plans for Remediation of Material Weaknesses

        We are in the process of developing and implementing remediation plans to address our material weaknesses. Our remediation plans include many actions that are in various stages of completion and designed to strengthen our internal controls over financial reporting. They include the following:

  Control Environment—In order to fill a vacancy and a newly created position on the Board, in February 2008, Richard J. Dahl and Thomas A. Lacey were elected to our Board of Directors as independent outside Directors. Mr. Dahl subsequently became Chairman of the Board of Directors on May 1, 2008. In May 2008, Mary B. Cranston, was elected to our Board of Directors as independent outside Director. Additionally, she will serve as a member of the Board's Corporate Governance and Nominating Committee.

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

        Angeles v. Omega.    In November 2007, we were named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH)(JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles downgradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including us, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the Environmental Protection Agency considers them to be responsible for the groundwater plume near the Angeles Facility which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on the Comprehensive Environmental Response, Compensation and Liability Act, nuisance and trespass and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and cleanup the contamination and to recover damages. We previously entered into a settlement with other parties associated with the Omega Site pursuant to which we paid those entities money in exchange for an agreement to defend and indemnify us with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that our volumetric share of wastes sent to the Omega Site was in the range of 0.08%. We believe that much, if not all of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, we have tendered the complaint to several of our insurance carriers who have agreed to defend under a reservation of rights. Therefore, we do not expect our out of pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage, and the fact that our volumetric share of Omega Site wastes was less than 0.1%, we do not believe that an adverse judgment against us would be material.

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

        From time to time, various taxing authorities audit our tax returns. We have identified various errors relating to our accounting for income taxes for the fiscal years 2001 through 2007. In particular, we identified errors in our intercompany transfer pricing adjustments and our accounting for certain types of foreign-earned income and distributions, deferred tax accounts, temporary differences, certain foreign currency gains and losses, and certain provisions related to tax affecting the elimination of profit-in-ending inventory. Tax authorities in various jurisdictions in which we operate may choose to audit our tax returns, either as originally filed or, in some cases, as amended, and matters related to our prior intercompany transfer pricing adjustments are or may be a matter of interest in connection with an investigation by the Internal Revenue Service and/or other taxing authorities. Although we have provided for the estimated tax liabilities, which have been included in the determination of our financial results, we cannot predict with certainty whether the amount of taxes, interest and/or penalties that may be assessed by the relevant tax authorities following the completion of any such audits (or investigations) will approximate the amount we have estimated. Accordingly, unpredicted unfavorable settlements of one or more tax audits (or investigations) may require additional use of cash and may materially and adversely impact our financial position or results of operations.

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

        Quality control and similar standards are applicable to our facilities and the facilities of our contractors in which certain products of our A&D segment are manufactured, and these standards are subject to compliance review by certain U.S. Government agencies. Our use of third party facilities meeting such standards is subject to negotiation of satisfactory agreements with those parties and if we cannot reach such agreements, our A&D segment may experience production constraints and its revenues may be materially reduced.

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

        We also hold as strategic investments the common stock of three publicly-traded foreign companies, one of which is closely held. We have seen significant market fluctuations in the value of these equity investments. If we wished to dispose of certain shares of our investments during a market decline, we may be unable to dispose the shares immediately due to the illiquid nature of the investments and incur significant losses as a result.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On December 18, 2007, December 11, 2007, and December 24, 2007, respectively, in anticipation of the scheduled option expiration date of January 1, 2008, Jack O. Vance, Rochus E. Vogt and James D. Plummer each exercised options issued under one of the Company's stock options plan representing 5000 shares of the Company's stock. The exercise (sale) price for each share was $12.625. The sales were made under Section 4(2) of the Securities Act of 1933, as amended (the "33 Act") as the registration statement for the issuance of shares under the stock option plan was not effective at the time of exercise and issuance of the shares of common stock thereon. Each such holder was an accredited investor under the 33 Act, as each was a member of the Company's Board of Directors at the time of exercise of the options and issuance of the shares. The shares were issued and are held as restricted shares and bear a restricted legend preventing the resale of the shares except pursuant to the 33 Act and the regulations promulgated there under. The aggregate cash proceeds from such sale was $189,375. The proceeds were used for general corporate purposes.

ITEM 6.    EXHIBITS

Exhibit No.	Item and Document
3.1	Certificate of Incorporation, as Amended to date (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed with the Commission on July 19, 2005; Registration No. 333-117489)
3.2	Bylaws, as Amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 11, 2005)
10.1	Form of Option Grant Commitment Letter (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2007)
10.2
Donald R. Dancer Severance Agreement, dated October 29, 2007 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007)
10.3
Linda J. Pahl Severance Agreement, dated October 29, 2007 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007)
10.4
Form of Executive Officer Severance Agreement (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007)

10.5	Form of Key Employee Severance Agreement (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007)
10.6
Donald R. Dancer Compensation Agreement, dated October 29, 2007 (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2007)
10.7
Third Amendment to the Amended and Restated Rights Agreement, dated as of November 14, 2007, between International Rectifier Corporation and Mellon Investor Services LLC (f/k/a/ ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2007)
10.8
Amendment No. 4, executed and delivered as of December 14, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, as amended, IRC, the lenders described therein, Bank of America, N.A. as Syndication Agent and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch as Co-Documentation Agents and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2007)
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