Form 10-Q
period 2008-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2008-08-01
CIK 316793

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenues	$252,224	$291,278	$781,153	$925,609
Cost of sales	185,694	186,677	525,186	563,425

Gross profit	66,530	104,601	255,967	362,184
Selling and administrative expense	76,060	55,330	212,645	165,371
Research and development expense	26,633	31,754	83,287	92,146
Amortization of acquisition-related intangible assets	378	394	1,135	1,242
Asset impairment, restructuring and other charges (Note 12)	1,916	8,155	1,958	10,322

Operating (loss) income	(38,457)	8,968	(43,058)	93,103
Other expense (income) net	3,846	(3,647)	11,279	(5,424)
Interest income, net	(6,841)	(4,619)	(22,562)	(8,987)

(Loss) income from continuing operations before income taxes	(35,462)	17,234	(31,775)	107,514
(Benefit from) provision for income taxes	(13,895)	12,307	(20,934)	47,199

(Loss) income from continuing operations	(21,567)	4,927	(10,841)	60,315
(Loss) income from discontinued operations, net of taxes (Note 2)	—	(2,843)	—	4,255

Net (loss) income	$(21,567)	$2,084	$(10,841)	64,570

Net (loss) income per common share:
Basic
(Loss) income from continuing operations	$(0.30)	$0.07	$(0.15)	$0.83
(Loss) income from discontinued operations	—	$(0.04)	—	$0.06

Net (loss) income per share	$(0.30)	$0.03	$(0.15)	$0.89

Diluted
(Loss) income from continuing operations	$(0.30)	$0.07	$(0.15)	$0.83
(Loss) income from discontinued operations	—	$(0.04)	—	$0.06

Net (loss) income per share	$(0.30)	$0.03	$(0.15)	$0.89

Average common shares outstanding—basic	72,826	72,618	72,817	72,291

Average common shares and potentially dilutive securities outstanding—diluted	72,826	73,269	72,817	72,829

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net (loss) income	$(21,567)	$2,084	$(10,841)	$64,570

Other comprehensive income (loss):
Foreign currency translation adjustments	3,624	(2,408)	2,339	25,854
Unrealized (losses) gains on securities:
Unrealized holding losses on available-for-sale securities, net of tax effect of $0, $1,465, $(179) and $1,148, respectively	(1,921)	(2,232)	(20,858)	(1,952)
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of $0, $(213), $0 and $(2,110), respectively	—	71	(2,303)	3,593
Reclassification adjustments of net losses on available-for-sale securities and foreign currency forward contract	—	(488)	(821)	(1,332)
Cumulative translation adjustment reclassified to income upon sale of business	—	(8,071)	—	(8,071)

Other comprehensive income (loss)	1,703	(13,128)	(21,643)	18,092

Comprehensive (loss) income	$(19,864)	$(11,044)	$32,484	$82,662

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$287,707	$853,040
Restricted cash	4,341	—
Short-term investments	111,090	113,901
Trade accounts receivable, net	139,294	152,820
Inventories	159,391	219,723
Current deferred tax assets	11,087	11,087
Prepaid expenses and other receivables	66,367	63,451

Total current assets	779,277	1,414,022
Restricted cash	14,967	14,592
Long-term investments	314,166	335,995
Property, plant and equipment, net	551,821	573,246
Goodwill	131,446	131,446
Acquisition-related intangible assets, net	17,724	20,881
Long-term deferred tax assets	77,160	71,560
Other assets	55,499	85,663

Total assets	$1,942,060	$2,647,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$—	$462
Long-term debt, due within one year	—	543,383
Accounts payable	66,185	68,410
Accrued salaries, wages and commissions	38,551	40,588
Accrued income taxes	840	162,836
Current deferred tax liabilities	2,883	2,883
Other accrued expenses	102,006	133,463

Total current liabilities	210,465	952,025
Long-term accrued income taxes	68,061	—
Long-term deferred tax liabilities	—	4,188
Other long-term liabilities	35,774	41,873
Deferred gain on Divestiture (Note 10)	116,059	116,059

Total liabilities	430,359	1,114,145

Commitments and contingencies (Notes 16, 17 and 18)
Stockholders' equity:
Common shares	72,811	72,811
Capital contributed in excess of par value of shares	969,342	958,417
Retained earnings	390,747	401,588
Accumulated other comprehensive income	78,801	100,444

Total stockholders' equity	1,511,701	1,533,260

Total liabilities and stockholders' equity	$1,942,060	$2,647,405

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended March 31,
	2008	2007
Cash flow from operating activities:
Net (loss) income	$(10,841)	$64,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59,633	59,863
Amortization of acquisition-related intangible assets	1,135	1,562
Stock compensation expense	7,425	8,110
Pre-tax loss on Divestiture, discontinued operations	—	4,262
Loss on sale of investments	—	745
Asset impairment	—	5,762
Debt retirement charge	5,659	—
Unrealized gain on derivatives	—	(2,161)
Provision for bad debt	1,253	4,159
Provision for inventory write-downs	24,416	31,758
Deferred income taxes	1,195	(6,600)
Deferred revenue	(14,064)	9,361
Write-down of investments	4,675	—
Tax benefit from options exercised	118	3,886
Excess tax benefit from options exercised	(81)	(1,476)
Change in operating assets and liabilities, net	(71,611)	(68,109)

Net cash provided by operating activities	8,912	115,692

Cash flow from investing activities:
Additions to property, plant and equipment	(33,922)	(108,746)
Proceeds from sale of property, plant and equipment	1,446	1,523
Cash conveyed as part of Divestiture	—	(56,964)
Cost associated with Divestiture	—	(13,217)
Additions to restricted cash	(375)	(14,485)
Sale or maturities of investments	279,032	317,673
Purchase of investments	(262,920)	(346,771)
Other, net	1,702	(9,544)

Net cash used in investing activities	(15,037)	(230,531)

Cash flow from financing activities:
Repayments of short-term debt	(550,000)	—
Repayments of long-term debt	—	(26,642)
Repayments of obligations under capital lease	(417)	(288)
Proceeds from exercise of stock options and stock participation plan	174	19,879
Excess tax benefit from options exercised	81	1,476
Additions to restricted cash	(4,341)	—
Other, net	(6,975)	2,315

Net cash used in financing activities	(561,478)	(3,260)

Effect of exchange rate changes on cash and cash equivalents	2,270	2,955

Net decrease in cash and cash equivalents	(565,333)	(115,144)
Cash and cash equivalents, beginning of period	853,040	482,907

Cash and cash equivalents, end of period	287,707	367,763

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Fiscal Year and Quarter

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on a Sunday closest to June 30. The three months ended March 2008 and 2007 consisted of 13 weeks ended on March 31, 2008 and April 1, 2007, respectively. For ease of presenting the accompanying condensed consolidated financial statements, the fiscal March quarter-end for all periods presented is shown as March 31.

Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and the disclosure of contingent

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard ("FAS") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 is effective upon initial adoption of SFAS No. 157. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

2. Discontinued Operations and the Divestiture

        On April 1, 2007 (the last day of the Company's fiscal third quarter), the Company completed the sale of its Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million (the "Divestiture"), including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture and

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

2. Discontinued Operations and the Divestiture (Continued)

while the Company prepared its restated financial statements, a number of matters have developed, as discussed in Note 20, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, the Company has deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

        The PCS Business consisted of the Company's former Non-Aligned Products ("NAP") and Commodity Products ("CP") segments. Product lines included in the sale were certain discrete planar MOSFETs, discrete diodes and rectifiers, discrete thyristors, multi-chip modules not containing ICs and certain other specified products.

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

        The Company has in connection with the Divestiture transaction recorded a tax benefit of $18.1 million, of which $11.7 million was attributed to discontinued operations.

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

March 31, 2008

2. Discontinued Operations and the Divestiture (Continued)

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

2. Discontinued Operations and the Divestiture (Continued)

        The following table presents revenue, operating loss before income taxes and loss (income), net of taxes for discontinued operations for the three and nine months ended March 31, 2007 (in thousands):

	Three Months Ended March 31,	Nine Months Ended March 31,
	2007	2007
Revenue	$30,645	$85,060

Operating loss before income taxes	$(2,155)	$(3,572)
Income tax benefit	1,781	375

Loss from discontinued operations, net of taxes	(374)	(3,197)

Loss on Divestiture, before income taxes	(4,262)	(4,262)
Income tax benefit	1,793	11,714

(Loss) gain on Divestiture, net of taxes	(2,469)	7,452

(Loss) income from discontinued operations, net of taxes	$(2,843)	$4,255

        The Company has in connection with the Divestiture transaction recorded a tax benefit of $18.1 million, of which $11.7 million was attributed to discontinued operations.

3. Investments

        Available-for-sale securities as of March 31, 2008 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized (Loss) Gain	Market Value
Short-Term Investments:
Corporate debt	$35,026	$117	$(336)	$(219)	$34,807
U.S. government and agency obligations	75,972	325	(14)	311	76,283

Total short-term investments	$110,998	$442	$(350)	$92	$111,090

Long-Term Investments:
Corporate debt	$47,688	$382	$(679)	$(297)	$47,391
U.S. government and agency obligations	79,338	3,172	(4)	3,168	82,506
Mortgage-backed securities	103,215	830	(4,808)	(3,978)	99,237
Asset-backed securities	89,327	366	(4,661)	(4,295)	85,032

Total long-term investments	$319,568	$4,750	$(10,152)	$(5,402)	$314,166

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

3. Investments (Continued)

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

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon Inter Electronics Corporation ("Nihon"), a related party as further discussed in Note 19, "Related Party Transactions." The value of the Company's investments is subject to market fluctuations, which, if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.2 million for the three months ended March 31, 2008 and 2007, and $0.4 million and $0.8 million for the nine months ended March 31, 2008 and 2007, respectively.

        The Company also has a strategic investment in the common stock of a non-publicly traded company which is recorded at cost in other long-term assets. As of March 31, 2008, the recorded cost basis and estimated fair value of this investment was $3.6 million. The estimate of fair value is based on best available information or other estimates determined by management. The Company did not experience any impairment in value regarding this investment since inception.

        The carrying values of the equity investments included in other long-term assets at March 31, 2008 and June 30, 2007 were $29.8 million and $48.0 million, respectively, compared to their purchase cost at March 31, 2008 and June 30, 2007 of $26.5 million and $26.5 million, respectively. Unrealized gain (loss), net of tax, for the three months ended March 31, 2008 and 2007 was $1.1 million and $(3.5) million, respectively; and for the nine months ended March 31, 2008 and 2007 was $(10.7) million and $(6.5) million, respectively, and was included in other comprehensive income. The carrying

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

3. Investments (Continued)

values of the Company's equity investments are subject to market fluctuations, which if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. Although the carrying values of these investments have declined significantly, the Company does not anticipate that it will dispose of these strategic investments for a loss within the near term.

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

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. During the three and nine months ended March 31, 2008, the Company recognized $3.8 million and $4.7 million, respectively, in other-than-temporary impairments relating to certain available-for-sale securities, included in other expense. In the fourth fiscal quarter of 2008, the Company recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        The following table summarizes the market value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter (in thousands):

	Securities held for less than 12 months, in a loss position at March 31, 2008		Securities held for 12 months or more, in a loss position at March 31, 2008		Total in a loss position at March 31, 2008
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$24,912	$(650)	$5,746	$(365)	$30,658	$(1,015)
U.S. government and agency obligations	16,057	(18)	—	—	16,057	(18)
Mortgage-backed securities	37,888	(4,630)	3,241	(178)	41,129	(4,808)
Asset-backed securities	33,531	(3,820)	8,095	(841)	41,626	(4,661)

Total	$112,388	$(9,118)	$17,082	$(1,384)	$129,470	$(10,502)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

3. Investments (Continued)

	Securities held for less than 12 months, in a loss position at June 30, 2007		Securities held for 12 months or more, in a loss position at June 30, 2007		Total in a loss position at June 30, 2007
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$76,920	$(354)	$38,287	$(233)	$115,207	$(587)
U.S. government and agency obligations	54,023	(181)	17,704	(72)	71,727	(253)
Mortgage-backed securities	55,923	(599)	16,779	(228)	72,702	(827)
Asset-backed securities	46,663	(186)	17,877	(229)	64,540	(415)

Total	$233,529	$(1,320)	$90,647	$(762)	$324,176	$(2,082)

        The amortized cost and estimated fair value of investments at March 31, 2008, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$99,213	$99,305
Due in 1-2 years	65,904	67,410
Due in 2-5 years	113,806	115,215
Due after 5 years	151,643	143,326

Total investments	$430,566	$425,256

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains were $0.4 million and $0.7 million for the three and nine months ended March 31, 2008, respectively, and gross realized losses were $(0.7) million and $(1.3) million for the three and nine months ended March 31, 2008, respectively. Gross realized gains were $0.1 million and $0.3 million for the three and nine months ended March 31, 2007, respectively, and gross realized losses were $(0.4) million and $(1.0) million for the three and nine months ended March 31, 2007, respectively. The cost of marketable securities sold was determined by the weighted average cost method.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

4. Supplemental Cash Flow Disclosures

        Components in the change of operating assets and liabilities, net of effects of acquisitions and the Divestiture (see Note 2, "Discontinued Operations and the Divestiture"), for the nine months ended March 31, 2008 and 2007 were comprised of the following (in thousands):

	Nine Months Ended March 31,
	2008	2007
Trade accounts receivable	$14,360	$(24,379)
Inventories	39,221	(59,784)
Prepaid expenses and other receivables	(554)	(28,824)
Accounts payable	(348)	14,390
Accrued salaries, wages and other commissions	(2,448)	(4,630)
Deferred compensation	(1,405)	3,086
Accrued income taxes payable	(102,921)	275
Other accrued expenses	(17,516)	31,757

Changes in operating assets and liabilities	$(71,611)	$(68,109)

        Supplemental disclosures of cash flow information (in thousands):

	Nine Months Ended March 31,
	2008	2007
Non-cash investing activities
Liabilities accrued for property, plant and equipment purchases	$1,487	$13,994

5. Inventories

        Inventories at March 31, 2008 and June 30, 2007 were comprised of the following (in thousands):

	March 31, 2008	June 30, 2007
Raw materials	$31,466	$31,067
Work-in-process	67,117	85,383
Finished goods	60,808	103,273

Total inventories	$159,391	$219,723

        During the three and nine months ended March 31, 2008, the Company recorded write-downs to inventories totaling approximately $17.7 million and $18.2 million, respectively, both associated with products it no longer supports and inventory that has been deemed in excess of future demand. During the three months ended March 31, 2007, the Company recorded write-downs to inventories totaling approximately $22.1 million related primarily to quality issues with next-generation game station parts ($10.4 million) and products it no longer supports ($9.6 million).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

6. Goodwill and Acquisition-Related Intangible Assets

        At March 31, 2008 and June 30, 2007 acquisition-related intangible assets included the following (in thousands):

		March 31, 2008			June 30, 2007
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Completed technology	4 - 12	$29,679	$(14,552)	$15,127	$29,679	$(11,849)	$17,830
Customer lists	5 - 12	5,446	(3,999)	1,447	5,446	(3,677)	1,769
Intellectual property and other	5 - 12	7,963	(6,813)	1,150	7,963	(6,681)	1,282

Total acquisition-related intangible assets		$43,088	$(25,364)	$17,724	$43,088	$(22,207)	$20,881

        As of March 31, 2008, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2008: $1,052; fiscal year 2009: $4,210; fiscal year 2010: $4,210; fiscal year 2011: $3,948 and fiscal year 2012: $1,595.

        The carrying amount of goodwill by business segment as of March 31, 2008 is as follows (in thousands):

	March 31, 2008	June 30, 2007
Power Management Devices	$28,748	$28,748
Energy-Saving Products	36,984	36,984
Aerospace and Defense	18,959	18,959
Enterprise Power	22,805	22,805
PowerStage	3,876	3,876
Intellectual Property	20,074	20,074

Total goodwill	$131,446	$131,446

Subsequent Events

        In fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions and technology. After completing the first step in the goodwill impairment analysis, the Company concluded that goodwill related to the PowerStage ("PS"), Power Management Devices ("PMD") and Intellectual Property ("IP") segments may be impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in the Company's PS segment, softening demand and pricing for products in the PMD segment and a significant decline in projected royalty revenue in the IP segment as its broadest

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

6. Goodwill and Acquisition-Related Intangible Assets (Continued)

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

7. Bank Loans and Long-Term Debt

        The following is a summary of the Company's long-term debt and other loans at March 31, 2008 and June 30, 2007 (in thousands):

	March 31, 2008	June 30, 2007
Foreign accounts receivable financing facilities at rates from 1.625% to 1.825% and other loans	$—	$894
Convertible subordinated notes at 4.25 percent due in July 2007 ($550,000 principal amount, plus accumulated fair value adjustment of ($7,049) at June 30, 2007)	—	542,951

Total debt	$—	$543,845

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

        On July 16, 2007, the Company funded the payment in full at maturity of the Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, the Company recorded a debt retirement charge of $5.7 million included in other expense during the nine months ended March 31, 2008.

        In June 2006, the Company's subsidiary in Singapore entered into a Credit Agreement with Bank of America, N.A. ("BoA"). Pursuant to the Credit Agreement, BoA loaned $81.0 million to the Singapore subsidiary, bearing interest at the rate of the London Interbank Offered Rate plus 1.0 percent and maturing on June 26, 2008. In conjunction with the Credit Agreement, the Company entered into a guaranty in favor of BoA to guarantee the payment and performance of obligations by its Singapore subsidiary. In January 2007, the Company's subsidiary in Singapore made a prepayment of

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

7. Bank Loans and Long-Term Debt (Continued)

$26.0 million on the loan. The Credit Agreement contained certain financial and other covenants, with which the Company and its Singapore subsidiary were in compliance at March 31, 2007 and June 30, 2006. In May 2007, the Singapore subsidiary prepaid the remaining balance on the loan of $55.0 million.

        On November 6, 2006, the Company entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JPM, BoA, HSBC Bank USA, and Deutsche Bank AG (the "Facility"). The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company's senior leverage ratio. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 and 0.25 percent of the unused portion of the total Facility, depending upon the Company's senior leverage ratio. In connection with the Facility, the Company is required to pledge as collateral shares of certain of its subsidiaries and certain of the Company's subsidiaries are required to guarantee the Facility. At March 31, 2008, the Company had no borrowings and $4.3 million in letters of credit outstanding under the Facility.

        The Facility has been amended by (together the "Facility Amendments"): an Amendment No. 1 to the Facility dated May 4, 2007, an Amendment No. 2 to the Facility dated June 27, 2007, an Amendment No. 3 to the Facility dated September 13, 2007, an Amendment No. 4, to the Facility dated December 14, 2007 and an Amendment No. 5, to the Facility dated March 17, 2008. Pursuant to the Facility Amendments, the Company's lenders under the Facility agreed that, in light of the Investigation, it would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful (see Part II, Item 1A, "Risk Factors – Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions."). Although the Company is not able to access the Facility except for the renewal of outstanding letters of credit, it believes it has sufficient cash, cash equivalents, investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

        On July 30, 2008, the Company and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of (i) revised audited consolidated financial statements for fiscal years 2007, 2006 and 2005,

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

7. Bank Loans and Long-Term Debt (Continued)

and (ii) filing with the SEC of the Company's 2007 Annual Report and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, and if the Company is in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify the Company in writing either (i) that extensions of credit are available under the Facility to the Company or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, the Company is not able to access the Facility. The Amendment provides that failure by the Company to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding will result in termination of the Amendment.

        At March 31, 2008, the Company had $200.0 million in total lines of credit (including the Facility), of which $4.3 million had been utilized in letters of credit.

8. Other Accrued Expenses

        Other accrued expenses at March 31, 2008 and June 30, 2007 were comprised of the following (in thousands):

	March 31, 2008	June 30, 2007
Accrued sales returns	$37,562	$34,561
Accrued accounting and legal costs	18,388	8,924
Deferred revenue	7,709	21,773
Accrued compensation	7,288	10,354
Transition services contract liability	6,667	6,665
Accrued sales and other taxes	5,408	6,958
Accrued Divestiture transaction costs	3,370	4,901
Accrued warranty	2,374	2,434
Short-term severance liability	1,359	826
Due to customers	464	4,535
Accrued interest	75	15,749
Other	11,342	15,783

Total other accrued expenses	$102,006	$133,463

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

8. Other Accrued Expenses (Continued)

        The following table details the changes in the Company's warranty reserve for the nine months ended March 31, 2008, which is included in other accrued liabilities (in thousands):

Accrued warranty, June 30, 2007	$2,434
Accruals for warranties issued during the period	3,484
Changes in estimates related to pre-existing warranties	(1,086)
Warranty claim settlements	(2,458)

Accrued warranty, March 31, 2008	$2,374

9. Other Long-Term Liabilities

        Other long-term liabilities at March 31, 2008 and June 30, 2007 were comprised of the following (in thousands):

	March 31, 2008	June 30, 2007
Divested entities tax obligations	$18,578	$18,578
Deferred compensation	9,144	9,645
Transition services contract liability	6,667	11,665
Other	1,385	1,985

Total other long-term liabilities	$35,774	$41,873

        In connection with the Divestiture, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities.

10. Deferred Gain on Divestiture

        Since the consummation of the Divestiture and while the Company prepared its restated financial statements, a number of matters have developed, as discussed in Note 20, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, the Company has deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

11. Stock-Based Compensation

        The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the nine months ended March 31, 2008 (in thousands, except per share data):

	Shares	Weighted Average Option Exercise Price Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2007	11,754	$40.72	$29,921
Granted	—	—	—
Exercised	(15)	12.63	—
Expired or canceled	(2,242)	41.85	—

Outstanding, March 31, 2008	9,497	$40.63	$3,641

        For the nine months ended March 31, 2008 and 2007 the Company received $0.2 million and $19.9 million, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $0.1 million and $3.9 million for the nine months ended March 31, 2008 and 2007, respectively.

        The following table summarizes the Restricted Stock Unit ("RSU") activities for the nine months ended March 31, 2008 (in thousands, except per share data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2007	9	$49.14	$337
Granted	—	—	—
Exercised	—	—	—
Expired or canceled	(3)	49.44	—

Outstanding, March 31, 2008	6	$49.29	$123

        Additional information relating to the stock option plans, including employee stock options and RSUs, at March 31, 2008 and June 30, 2007 is as follows (in thousands):

	March 31, 2008	June 30, 2007
Options exercisable	8,546	9,855
Options available for grant	4,344	2,932
Total reserved common stock shares for stock option plans	13,848	14,695

        The Company's employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123(R), the extension of the exercise period was deemed to be a modification of stock

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

11. Stock-Based Compensation (Continued)

option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a net credit of $2.3 million and $0.5 million for the three and nine months ended March 31, 2008, respectively. The aggregate fair value of the liability awards included in other accrued expenses was $0.5 million at March 31, 2008.

        For the three and nine months ended March 31, 2008 and 2007, stock-based compensation expense associated with the Company's stock options and RSUs is as follows (in thousands):

	March 31, 2008		March 31, 2007
	Three Months Ended	Nine months Ended	Three Months Ended	Nine months Ended
Cost of sales	$(84)	$304	$282	$738
Selling and administrative expense	(67)	6,017	2,838	4,895
Research and development expense	(274)	1,104	747	2,477

Total stock-based compensation expense	$(425)	$7,425	$3,867	$8,110

        The total unrecognized compensation expense for outstanding stock options and RSUs was $9.2 million as of March 31, 2008, and will be recognized, in general, over three years. The weighted average number of years to recognize the compensation expense is 1.2 years.

        The fair value of the options associated with the above compensation expense for the three and nine months ended March 31, 2008 and 2007, was determined at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine months ended March 31, 2008	Nine months ended March 31, 2007
Expected life	N/A	3.5 years
Risk free interest rate	N/A	4.7%
Volatility	N/A	43.6%
Dividend yield	N/A	0%

12. Asset Impairment, Restructuring and Other Charges

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

March 31, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

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

        Asset impairment, restructuring, and other charges (credits) represent costs related primarily to the following initiatives:

  •
  The December 2002 initiative;

  •
  The PCS Divestiture initiative; and

  •
  The R&D Facility Closure initiative.

        The following table summarizes restructuring and related charges incurred during the three and nine months ended March 31, 2008 and 2007 and recorded in asset impairment, restructuring and other charges as well as the portion of those costs attributable to discontinued operations (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$460	$—	$1,001

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$5,762	$—	$5,762
Severance	1,916	2,743	1,923	4,905
Other charges	—	80	35	828

Subtotal	1,916	8,585	1,958	11,495
Discontinued operations (1)	—	(430)	—	(1,173)

Total asset impairment, restructuring and other charges	$1,916	$8,155	$1,958	$10,322

(1)
Amounts that have been reclassified to discontinued operations represent costs relating to the former NAP segment.

The December 2002 Initiative

        In December 2002, the Company announced a restructuring initiative to better reposition itself for market conditions at the time and de-emphasize its commodity business. The restructuring plans included consolidating and closing certain manufacturing sites in designated facilities and discontinuing

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

production in other facilities that could not support more advanced technology platforms or products. In addition, the Company sought to implement initiatives to lower overhead costs across its support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges the Company recorded in the three and nine months ended March 31, 2008 and 2007 related to its December 2002 restructuring initiative (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$460	$—	$1,001

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance	—	—	—	111
Other charges	—	—	—	677

Total asset impairment, restructuring and other charges	$—	$—	$—	$788

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

        Other charges reflect the costs to relocate equipment related to the consolidation and closing of certain of the Company's manufacturing sites and to discontinue production at designated facilities. Other costs of $0.7 million in the three months ended March 31, 2007 were principally incurred in connection with the relocation of operations from the Company's Krefeld facility to its Swansea facility.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

        The following illustrates the charges the Company recorded in the three and nine months ended March 31, 2008 and 2007 related to its PCS restructuring initiative (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$5,762	$—	$5,762
Severance	—	2,743	7	4,794
Other charges	—	40	35	161

Total asset impairment, restructuring and other charges	$—	$8,545	$42	$10,717

        Asset impairment charges of $5.8 million recorded in the three and nine months ended March 31, 2007 relate to certain property, plant and equipment not acquired by Vishay in connection with the Divestiture.

Other Activities and Charges

        From time to time, the Company also undertakes and executes other smaller scale restructuring initiatives at its local sites. The following illustrates the charges the Company recorded in the three and nine months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance	157	—	157	—
Other charges (credits)	—	40	—	(10)

Total asset impairment, restructuring and other charges (credits)	$157	$40	$157	$(10)

Research and Development Facility Closure Initiative

        In the third fiscal quarter of 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. Severance charges for the three and nine months ended March 31, 2008 were $1.8 million for both periods. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $14.1 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

in future periods. The Company expects the closure and exiting of these two facilities to be completed by the end of the second fiscal quarter of 2010.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance	1,759	—	1,759	—
Other charges	—	—	—	—

Total asset impairment, restructuring and other charges	$1,759	$—	$1,759	$—

        The following table summarizes the Company's severance accrual for the nine months ended March 31, 2008:

March 31, 2008
Accrued severance, June 30, 2007	$826
Charged to asset impairment, restructuring and other charges	1,759
Charged to operating expenses	5,771
Costs paid	(7,013)
Foreign exchange loss	16

Accrued severance, March 31, 2008	$1,359

13. Segment Information

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

March 31, 2008

13. Segment Information (Continued)

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

  •
  The Enterprise Power ("EP") segment includes the Company's low-voltage ICs (including XPhase® and SupIRBuck™), DirectFET® Power MOSFETs. Products within the EP segment are focused on data center applications (such as servers, storage, routers and switches), and communication infrastructure equipment end markets. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to the Company's customers for their next generation applications that require a higher level of performance and technical service.

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

  •
  The CP segment is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature. The Company sold the business reported within CP to Vishay as part of the Divestiture on April 1, 2007. The CP segment is not reportable in current periods and is presented only for prior period.

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

March 31, 2008

13. Segment Information (Continued)

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

        For the three and nine months ended March 31, 2008 and 2007, revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	Three months ended March 31, 2008			Three months ended March 31, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$96,179	38.1%	16.5%	$106,387	36.5%	40.1%
Energy-Saving Products	56,021	22.2	24.1	60,176	20.7	42.1
Aerospace and Defense	39,421	15.6	46.8	44,472	15.3	50.5
Enterprise Power	25,202	10.0	30.0	21,396	7.3	44.4
PowerStage	10,696	4.3	3.9	(10,067)	(3.4)	(133.2)
Intellectual Property	10,286	4.1	100.0	9,674	3.3	100.0

Ongoing Segments Total	237,805	94.3	27.8	232,038	79.7	41.5
Transition Services	14,419	5.7	2.9	—	—	—
Commodity Products	—	—	—	59,240	20.3	14.2

Consolidated Total	$252,224	100.0%	26.4%	$291,278	100.0%	35.9%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

13. Segment Information (Continued)

	Nine months ended March 31, 2008			Nine months ended March 31, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$299,843	38.4%	21.0%	$301,191	32.5%	35.5%
Energy-Saving Products	150,424	19.3	35.7	182,162	19.7	49.1
Aerospace and Defense	117,529	15.0	51.5	121,826	13.2	50.2
Enterprise Power	79,128	10.1	41.5	65,758	7.1	49.9
PowerStage	58,401	7.5	27.2	54,128	5.8	21.4
Intellectual Property	29,384	3.8	100.0	31,303	3.4	100.0

Ongoing Segments Total	734,709	94.1	34.8	756,368	81.7	44.1
Transition Services	46,444	5.9	1.4	—	—	—
Commodity Products	—	—	—	169,241	18.3	17.1

Consolidated Total	$781,153	100.0%	32.8%	$925,609	100.0%	39.1%

        No single customer accounted for more than ten percent of the Company's consolidated revenue for the three and nine months ended March 31, 2008 and 2007.

14. Income Taxes

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

        As of March 31, 2008, the liability for income tax associated with uncertain tax positions was $60.4 million. If recognized, the liabilities associated with uncertain tax positions would result in a benefit to income taxes on the Consolidated Statement of Income of $58.7 million which would reduce the Company's future effective tax rate. The change in the uncertain tax positions from the date of adoption is the result of filing amended returns in the U.S. federal tax jurisdiction for fiscal years 2004 to 2006 and the payment of additional tax of $44.3 million with the returns, partially offset by the accrual of reserves in certain jurisdictions.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2008, the Company had accrued $30.2 million of interest and penalties related to uncertain tax positions. The change in the interest and penalties from the date of adoption is the result of filing amended returns in the U.S. federal tax jurisdiction for fiscal years 2004 to 2006 which is comprised of the payment of interest of approximately

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

14. Income Taxes (Continued)

$4.2 million and the reversal of reserves of approximately $13.7 million of penalties and related interest which were partially offset by the accrual of additional interest and penalties.

        The uncertain tax positions are expected to decrease from the date of adoption by approximately $44.3 million over the next twelve months due to the filing of amended returns and increases in certain jurisdictions as mentioned. It is reasonably possible there will be other changes to the liability associated with uncertain tax positions due to the expiration of statutes of limitations, payment of tax on amended returns, and other changes in reserves. Due to the complexity of the restatement, it is not possible to estimate the range of change at this time.

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

        The Company's effective tax rate related to continuing operations was 39.2 percent and 71.4 percent for the three months ended March 31, 2008 and 2007, respectively, and 65.9 percent and 43.9 percent for the nine months ended March 31, 2008 and 2007, respectively. For the fiscal 2008 periods, the Company's effective tax rates differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) the benefit of foreign tax credits and R&D credits, (b) lower statutory tax rates in certain foreign jurisdictions and (c) reversal of reserve for potential penalties and interest thereon as a result of the Company filing amended U.S. federal income tax returns and paying the tax liability for fiscal years 2004 through 2006, which are partially offset by (y) non deferral of income from certain jurisdictions and (z) a decrease in U.K. deferred tax assets due to the reduction in tax rate from 30 percent to 28 percent. For the fiscal 2007 periods, the Company's effective tax rate differed than the expected U.S. federal statutory rate of 35 percent resulting from (a) actual and deemed foreign distributions, (b) an increase in the Company's tax contingency exposure, (c) transfer pricing and (d) state taxes, partially offset by (w) the release of a valuation allowance, (x) the benefits of foreign tax credits and R&D credits, (y) the benefit of export incentives and (z) lower statutory rates in certain jurisdictions.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

14. Income Taxes (Continued)

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

        The Company filed in fiscal year 2008 Forms 3115 to correct certain tax accounting methods with respect to fiscal years ended June 30, 2001 and June 30, 2006. As a consequence of filing the Forms 3115, the Company reversed, throughout fiscal year 2008, approximately $1.2 million of accrued penalties and related interest for the fiscal years ended June 30, 2001 through June 30, 2006.

15. Net Income per Common Share

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

        The following table provides a reconciliation of the numerator and denominator of the basic and diluted per share computations for the three and nine months ended March 31, 2008 and 2007 (in thousands, except per share amount):

	Three Months Ended March 31, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic:
Loss from continuing operations	$(21,567)	72,826	$(0.30)
Income from discontinued operations	—	72,826	—

Net loss	$(21,567)	72,826	$(0.30)

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	—	$—
Income from discontinued operations	—	—	—

Net income	$—	—	$—

Net loss per common share—diluted:
Loss from continuing operations	$(21,567)	72,826	$(0.30)
Income from discontinued operations	—	72,826	—

Net loss	$(21,567)	72,826	$(0.30)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

15. Net Income per Common Share (Continued)

	Three Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$4,927	72,618	$0.07
Loss from discontinued operations	(2,843)	72,618	(0.04)

Net income	$2,084	72,618	$0.03

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	651	$—
Income from discontinued operations	—	651	—

Net income	$—	651	$—

Net income per common share—diluted:
Income from continuing operations	$4,927	73,269	$0.07
Loss from discontinued operations	(2,843)	73,269	(0.04)

Net income	$2,084	73,269	$0.03

	Nine Months Ended March 31, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic:
Loss from continuing operations	$(10,841)	72,817	$(0.15)
Income from discontinued operations	—	72,817	—

Net loss	$(10,841)	72,817	$(0.15)

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	—	$—
Income from discontinued operations	—	—	—

Net income	$—	—	$—

Net loss per common share—diluted:
Loss from continuing operations	$(10,841)	72,817	$(0.15)
Income from discontinued operations	—	72,817	—

Net loss	$(10,841)	72,817	$(0.15)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

15. Net Income per Common Share (Continued)

	Nine Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$60,315	72,291	$0.83
Income from discontinued operations	4,255	72,291	0.06

Net income	$64,570	72,291	$0.89

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	538	$—
Income from discontinued operations	—	538	—

Net income	$—	538	$—

Net income per common share—diluted:
Income from continuing operations	$60,315	72,829	$0.83
Income from discontinued operations	4,255	72,829	0.06

Net income	$64,570	72,829	$0.89

        The conversion effect of the Company's outstanding Notes into 7,439,000 shares of common stock was not included in the computation of diluted income from continuing operations per share for the three and nine months ended March 31, 2008 and 2007 because the effect is anti-dilutive.

16. Environmental Matters

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

        As part of the environmental review process, the Company provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to its

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

16. Environmental Matters (Continued)

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

March 31, 2008

16. Environmental Matters (Continued)

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

17. Litigation

        International Rectifier Securities Litigation.    Following IR's disclosure on April 9, 2007 that its Audit Committee was conducting the internal Investigation into certain revenue recognition errors, a series of putative class action lawsuits was filed against IR in the United States District Court for the Central District of California. Edward R. Koller filed the first complaint on April 17, 2007, on behalf of a putative class of purchasers of IR stock from October 27, 2005 through April 9, 2007 ("Original Class Period"). The complaint named as defendants IR and certain of its present and former officers and directors and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended based upon revenue recognition errors at IR's Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed Massachusetts Laborers' Pension Fund and General Retirement System of the City of Detroit (together, "Co-Plaintiffs") as co-lead plaintiffs.

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

        The Company filed a motion to dismiss these claims on March 6, 2008, on the grounds that Co-Plaintiffs failed to plead scienter as to the Company; failed to plead loss causation as to certain of those disclosures; failed to plead an underlying violation of Section 10(b), which is a predicate for a claim under Section 20(a); and improperly expanded the class period without adequate notice. Co-

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

17. Litigation (Continued)

Plaintiffs filed an opposition to this motion on April 11, 2008. The Company filed a reply in further support of its motion on April 30, 2008. On May 23, 2008, the Court issued an order granting defendants' motions to dismiss, without prejudice, on the ground that Co-Plaintiffs failed to plead detailed facts sufficient to give rise to a strong inference of defendants' scienter. The Court has permitted Co-Plaintiffs to file an amended complaint on or before October 17, 2008.

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

        Angeles. v. Omega.    See Note 16, "Environmental Matters."

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

18. Commitments and Contingencies

        In connection with the Divestiture, the Company included a provision of $18.6 million for certain tax obligations with respect to divested entities.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

19. Related Party Transactions

        As discussed in Note 3, "Investments," the Company holds as a strategic investment common stock of Nihon, a related party. During the fiscal year ended June 30, 2006, the Company sold 2.6 million shares in Nihon for net proceeds of $19.1 million and recognized $13.6 million of pretax gains recorded in other income. At March 31, 2008, the Company owned approximately 9.2 percent of the outstanding shares of Nihon. As previously reported, the Company's former CFO was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the former general manager of the Company's Japan subsidiary was a director of Nihon until about October 2007 and another member of the Company's Japan subsidiary was a director from June 28, 2005 through June 30, 2008.

        During the fiscal quarters ended March 31, 2008 and 2007, the Company recorded royalties of approximately $0.02 million and $0.03 million and revenues of approximately $0.3 million and $0.4 million from Nihon, respectively.

20. Subsequent Events

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

        The Facility entered into on November 6, 2006 has been amended by the Facility Amendments. Pursuant to the Facility Amendments, the Company's lenders under the Facility agreed that, in light of

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

20. Subsequent Events (Continued)

the Audit Committee Investigation, the Company would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful (see Part II, Item 1A, "Risk Factors – Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions"). Although the Company is not able to access the Facility except for the renewal of outstanding letters of credit, it believes it has sufficient cash, cash equivalents, cash investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

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

        In the third fiscal quarter of 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. Severance charges for the three and nine months ended March 31, 2008 were $1.8 million for both periods. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $14.1 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. The Company expects the closure and exiting of these two facilities to be completed by the end of the second fiscal quarter of 2010.

        In the fourth fiscal quarter of 2008, the Company began its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions and technology. After completing the first step in the goodwill impairment analysis, the Company concluded that the goodwill in the PS, PMD and IP segments may be impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in the Company's PS segment, softening demand and pricing for its products in the PMD segment and a significant decline in projected royalty revenue in the IP

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

20. Subsequent Events (Continued)

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

        In the fourth fiscal quarter of 2008, the Company began working with its channel partners to determine the best model to support its product portfolio, and initiated programs to support the service of its original equipment manufacturer customers. The Company anticipates that changes in its distribution model and related programs will likely adversely impact gross margin in the last quarter of fiscal year 2008 and possibly the first quarter of fiscal year 2009.

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

Results of Operations

        On April 1, 2007, we completed the sale of our Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million (the "Divestiture"). We received $339.6 million in cash in the month following the Divestiture, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part I, Item 1, Note 20, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

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

        Subsequent to the Divestiture in the fourth fiscal quarter ended June 30, 2007, our Chief Operating Decision Maker ("CODM") redefined our business segments to better focus on the two key power management challenges, energy savings and energy efficiency. Beginning in the fourth fiscal quarter ended June 30, 2007, we reported our financial segments based on how our CODM reviewed and allocated resources for the business and assessed the performance of our business managers. We now report in seven segments: Enterprise Power ("EP"), Power Management Devices ("PMD"), PowerStage ("PS"), Energy-Saving Products ("ESP"), Aerospace and Defense ("A&D"), IP and Transition Services ("TS"). As part of the PCS sale to Vishay, we agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which is reported separately in the TS segment. The results of the PCS Business through the Divestiture date were previously reported in the CP and NAP segments, consistent with prior years and in line with our business segment reporting prior to our reorganization and the redefinition of our business segments by our CODM. As outlined above, for the fiscal year ended June 30, 2007, the financial results of the NAP segment were included in discontinued operations and prior period results have been reclassified to conform to current period presentation. In addition, as part of our reorganization, whereas previously, power management metal oxide semiconductor field effect transistors ("MOSFETs") were reported based on end market applications within the ESP segment and our previously reported Computing and Communication segment (which has now been separated into EP, PMD and PS segments), they are now reported within the PMD segment.

        The following table sets forth certain operating results for the three and nine months ended March 31, 2008 and 2007 as a percentage of revenues (in millions except percentages):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2007		2008		2007
Revenues	$252.2	100.0%	$291.3	100.0%	$781.2	100.0%	$925.6	100.0%
Cost of sales	185.7	73.6	186.7	64.1	525.2	67.2	563.4	60.9

Gross profit	66.5	26.4	104.6	35.9	256.0	32.8	362.2	39.1
Selling and administrative expense	76.1	30.2	55.3	19.0	212.6	27.2	165.4	17.8
Research and development expense	26.6	10.6	31.7	10.9	83.3	10.7	92.2	10.0
Amortization of acquisition-related intangible assets	0.4	0.1	0.4	0.1	1.2	0.1	1.2	0.1
Asset impairment, restructuring and other charges	1.9	0.8	8.2	2.8	2.0	0.3	10.3	1.1

Operating (loss) income	(38.5)	(15.3)	9.0	3.1	(43.1)	(5.5)	93.1	10.1
Other expense (income), net	3.8	1.5	(3.6)	(1.2)	11.3	1.5	(5.4)	(0.6)
Interest income, net	(6.8)	(2.7)	(4.6)	(1.6)	(22.6)	(2.9)	(9.0)	(0.9)

(Loss) income from continuing operations, before income taxes	(35.5)	(14.1)	17.2	5.9	(31.8)	(4.1)	107.5	11.6
(Benefit from) provision for income taxes	(13.9)	(5.5)	12.3	4.2	(21.0)	(2.7)	47.2	5.1

(Loss) income from continuing operations	(21.6)	(8.6)	4.9	1.7	(10.8)	(1.4)	60.3	6.5
(Loss) income from discontinued operations, net	—	—	(2.8)	(1.0)	—	—	4.3	0.5

Net (Loss) income	$(21.6)	(8.6)%	$2.1	0.7%	$(10.8)	(1.4)%	$64.6	7.0%

Overview of Results of Operations for the Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Revenues and Gross Margin

        Ongoing segment revenue, which excludes TS segment revenue for the three and nine months ended March 31, 2008 was $237.8 million and $734.7 million, respectively, compared to $232.0 million and $756.4 million in the comparable three and nine months ended March 31, 2007, respectively. During this period, ongoing revenue increased by 2.5 percent and decreased by 2.9 percent for the three and nine months ended March 31, 2008 compared to the three and nine months ended March 31, 2007, respectively. Revenue for the nine months ended March 31, 2008 declined year-on-year in most segments. However, we did experience quarterly and year to date strength in data center-related products including enterprise servers and workstations in the EP segment. Other segments declined due to an overall reduction in demand as a result of decreased consumer spending, a downturn in the housing market and higher distributor channel inventories.

        Ongoing gross margin declined to 27.8 percent and 34.8 percent for the three and nine months ended March 31, 2008, respectively, compared to 41.5 percent and 44.1 percent for the three and nine months ending March 31, 2007, respectively. For the three months ended March 31, 2008, our gross margin was negatively impacted by increased production costs primarily due to $10.8 million of higher costs associated with higher-cost inventory built in prior periods that shipped in the current quarter. Costs were higher because we were running below capacity in order to draw down our inventory levels. During the current quarter, we also recorded $17.7 million of inventory write-offs related to excess inventory. Lower factory utilization during the current quarter also reduced our gross margin as volumes declined due to lower revenue. Additionally, for the quarter and year-to-date periods, the Divestiture resulted in a lower base of revenue over which to absorb indirect manufacturing costs, and we did not complete a commensurate reduction in these costs.

        Revenue and gross margin by business segments are as follows (in thousands, except percentages):

	Three months ended March 31, 2008			Three months ended March 31, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$96,179	38.1%	16.5%	$106,387	36.5%	40.1%
Energy-Saving Products	56,021	22.2	24.1	60,176	20.7	42.1
Aerospace and Defense	39,421	15.6	46.8	44,472	15.3	50.5
Enterprise Power	25,202	10.0	30.0	21,396	7.3	44.4
PowerStage	10,696	4.3	3.9	(10,067)	(3.4)	(133.2)
Intellectual Property	10,286	4.1	100.0	9,674	3.3	100.0

Ongoing Segments Total	237,805	94.3	27.8	232,038	79.7	41.5
Transition Services	14,419	5.7	2.9	—	—	—
Commodity Products	—	—	—	59,240	20.3	14.2

Consolidated Total	$252,224	100.0%	26.4%	$291,278	100.0%	$35.9%

	Nine months ended March 31, 2008			Nine months ended March 31, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$299,843	38.4%	21.0%	$301,191	32.5%	35.5%
Energy-Saving Products	150,424	19.3	35.7	182,162	19.7	49.1
Aerospace and Defense	117,529	15.0	51.5	121,826	13.2	50.2
Enterprise Power	79,128	10.1	41.5	65,758	7.1	49.9
PowerStage	58,401	7.5	27.2	54,128	5.8	21.4
Intellectual Property	29,384	3.8	100.0	31,303	3.4	100.0

Ongoing Segments Total	734,709	94.1	34.8	756,368	81.7	44.1
Transition Services	46,444	5.9	1.4	—	—	—
Commodity Products	—	—	—	169,241	18.3	17.1

Consolidated Total	$781,153	100.0%	32.8%	$925,609	100.0%	39.1%

        PMD revenue for the three months ended March 31, 2008 decreased by 9.6 percent compared to the three months ended March 31, 2007. Revenue for the nine months ended March 31, 2008 decreased by 0.4 percent compared to the nine months ended March 31, 2007. The quarterly and year-to-date revenue decline was due to softening in the general market. Gross margin for PMD was 16.5 percent and 40.1 percent for the three months ended March 31, 2008 and March 31, 2007, respectively, and 21.0 percent and 35.5 percent for the nine months ended March 31, 2008 and March 31, 2007, respectively. The quarterly gross margin decline was due primarily to $5.3 million higher costs on inventory built in prior periods that shipped in the current quarter and lower factory utilization from lower revenue, inventory reductions and lower manufacturing overhead absorption due to the Divestiture. The year-to-date decline in gross margin was primarily due to the $5.3 million cost described above, a decline in average selling price and lower manufacturing overhead absorption due to the Divestiture.

        ESP revenue for the three months ended March 31, 2008 decreased by 6.9 percent compared to the three months ended March 31, 2007. Revenue for the nine months ended March 31, 2008 decreased by 17.4 percent compared to the nine months ended March 31, 2007. The ESP revenue decrease was caused by a decline in general purpose high voltage integrated circuits ("ICs") due to a reduction of inventory levels at distributors and general softening market demand. Gross margin for ESP was 24.1 percent and 42.1 percent for the three months ended March 31, 2008 and March 31, 2007, respectively, and 35.7 percent and 49.1 percent for the nine months ended March 31, 2008 and March 31, 2007, respectively. The quarterly gross margin decline was driven by lower average selling price and charges of $7.8 million for excess inventory compared to a $1.5 million inventory write-off in the three months ended March 31, 2007, and $2.2 million associated with higher-cost inventory built in prior periods that shipped in the current quarter. The average selling price declined in the first three fiscal quarters of 2008. Also, there was a large volume decline in general purpose high voltage ICs due to a reduction of inventory levels at distributors and general softening market demand which reduced factory capacity utilization and negatively impacted gross margin. In addition, quarterly and year-to-date production costs were higher due to under utilization of factory capacity and lower manufacturing overhead absorption following the Divestiture described above.

        A&D revenue for the three months ended March 31, 2008 decreased by 11.4 percent compared to the three months ended March 31, 2007. Revenue for the nine months ended March 31, 2008 decreased by 3.5 percent compared to the nine months ended March 31, 2007. The quarterly revenue decrease reflects a significant decline in military replenishment and channel inventory reductions. The year-to-date A&D revenue decline primarily reflects general fluctuations in business timing and softening military demand. Gross margin for A&D was 46.8 percent and 50.5 percent for the three months ended March 31, 2008 and March 31, 2007, respectively, and 51.5 percent and 50.2 percent for the nine months ended March 31, 2008 and March 31, 2007, respectively. Although A&D gross margin only declined 3.7 percent in the three months ended March 31, 2008, the quarter ended March 31, 2007 was negatively impacted by $3.3 million of inventory charges relating to products we no longer support. Therefore, excluding these charges, A&D gross margin declined 11.2 percent. This quarter-on-quarter gross margin decline was primarily due to lower factory utilization from lower revenue and a draw-down of channel inventories, and $1.5 million associated with higher cost inventories built in prior periods that shipped in the current quarter. Year-to-date gross margins improved due to a ramp-up of a medical device program beginning this fiscal year.

        EP revenue for the three months ended March 31, 2008 increased by 17.8 percent from the three months ended March 31, 2007. Revenue for the nine months ended March 31, 2008 increased by 20.3 percent from the nine months ended March 31, 2007. The quarterly EP revenue increase is due to continued strength in data center related products including enterprise servers and workstations in the EP segment. Year-to-date revenue reflected a robust growth rate as we introduced optimized power management system solutions for the tier one industry leaders in servers and workstations. Gross margin for the EP segment decreased to 30.0 percent for the three months ended March 31, 2008, from 44.4 percent in the three months ended March 31, 2007, and decreased to 41.5 percent for the nine months ended March 31, 2008, from 49.9 percent for the nine months ended March 31, 2007. The quarter-to-quarter gross margin decrease was primarily due to a $1.0 million charge associated with higher-cost inventory built in prior periods that shipped in the current quarter and $3.4 million in inventory write-offs in the quarter ended March 31, 2008 compared to a $2.4 million inventory write-off in the quarter ended March 31, 2007. Year-to-date gross margin was adversely impacted by the previously mentioned inventory-related charges, partially offset by the gross margin benefit from strong revenue growth. In addition, quarterly and year-to-date production costs were higher due to under utilization of factory capacity and lower manufacturing overhead following the absorption due to the Divestiture described above.

        PS revenue for the three months ended March 31, 2008 increased by 206.2 percent from the three months ended March 31, 2007. Revenue for the nine months ended March 31, 2008 increased by 7.9 percent from the nine months ended March 31, 2007. Quarterly and year to date revenue improved over the comparable period a year ago due to returns for quality issues associated with game station products in the three months ended March 31, 2007 that did not repeat in fiscal year 2008. Gross margin for the PS segment increased to 3.9 percent for the three months ended March 31, 2008, from negative gross margin in the three months ended March 31, 2007, and to 27.2 percent for the nine months ended March 31, 2008, from 21.4 percent for the nine months ended March 31, 2007. The gross margin increased because quality related costs associated with certain next-generation parts for game stations of $10.4 million were incurred in the third quarter of fiscal 2007 and did not recur in the third quarter of fiscal 2008.

        IP revenue was $10.3 million and $9.7 million for the three months ended March 31, 2008 and March 31, 2007, respectively. IP revenue was $29.4 million and $31.3 million for the nine months ended March 31, 2008 and March 31, 2007, respectively. We expect that with the expiration of our broadest MOSFET patents in 2008, most of our IP segment revenue ceased by the fiscal fourth quarter of 2008, and our gross profit will be adversely impacted accordingly.

        TS revenue was $14.4 million and $46.4 million for the three and nine months ended March 31, 2008, respectively. TS consisted of new manufacturing-related services provided to Vishay. As part of the PCS sale agreements, we supply manufacturing services to Vishay at our cost. TS revenue is expected to continue for up to three years from the date of the Divestiture, which was April 1, 2007.

        The CP segment was sold to Vishay as part of the Divestiture and is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature. CP revenue was $59.2 million and $169.2 million, respectively, for the three and nine months ended March 31, 2007.

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

Selling and Administrative Expense

        Selling and administrative expense was $76.1 million and $55.3 million (30.2 percent and 19.0 percent of revenue, respectively) for the three months ended March 31, 2008 and March 31, 2007, respectively, and $212.6 million and $165.4 million (27.2 percent and 17.8 percent of revenue, respectively) for the nine months ended March 31, 2008 and March 31, 2007, respectively. During three and nine months ended March 31, 2008, selling and administrative expense included $24.9 million and $64.6 million of Investigation and restatement related expenses, respectively. These costs include legal, audit and consulting costs associated with the Investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements. The costs will continue through the fourth quarter of fiscal year 2008 and will total more than $100.0 million through the completion of the restatement.

        Excluding cost associated with the Audit Committee-led Investigation, selling and administrative expense decreased for the three and nine months ended March 31, 2008 due to cost reductions following the Divestiture. Additionally, stock compensation charge decreased for the three months ended March 31, 2008 by $2.9 million and increased for nine months by $1.1 million.

Research and Development Expense

        Research and development ("R&D") expense was $26.6 million (10.6 percent of revenue) and $31.7 million (10.9 percent of revenue) for the three months ended March 31, 2008 and 2007, respectively, and $83.3 million (10.7 percent of revenue) and $92.2 million (10.0 percent of revenue) for the nine months ended March 31, 2008 and 2007, respectively. We continue to concentrate our R&D activities on developing new platform technologies, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next generation of applications, including new game stations, industrial electronic motors, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances. Additionally stock option compensation charges and other benefits decreased from the prior year for the three months ended March 31, 2008 and nine months ended March 31, 2008 by $1.0 million and $1.4 million, respectively.

Stock Option Plan Modifications

        Our employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, we have extended that thirty-day period for a period consistent with the plan. In accordance with Statement of Financial Accounting Standard ("SFAS") 123(R), the extension of the exercise period was deemed to be a modification of the stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, we determine the fair value of those awards and recognize any change in fair value in our consolidated statements of income in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, we recognized a credit of $2.3 million and $0.5 million for the three and nine months ended March 31, 2008, respectively.

Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of principally two cost reduction programs that we have initiated. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities. The following table reflects the charges we recorded in the three and nine months ended March 31, 2008 and 2007 related to our restructuring initiatives (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$460	$—	$1,001

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$5,762	$—	$5,762
Severance	1,916	2,743	1,923	4,905
Other charges	—	80	35	828

Subtotal	1,916	8,585	1,958	11,495
Discontinued operations	—	(430)	—	(1,173)

Total asset impairment, restructuring and other charges	$1,916	$8,155	$1,958	$10,322

The December 2002 Initiative

        In December 2002, we announced a restructuring initiative to better reposition ourselves for market conditions at the time and de-emphasize our commodity business. Our restructuring plans included consolidating and closing certain manufacturing sites in designated facilities and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, we sought to implement initiatives to lower overhead costs across our support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges we recorded in the three and nine months ended March 31, 2008 and 2007 related to our December 2002 restructuring initiative (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$460	$—	$1,001

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance	—	—	—	111
Other charges	—	—	—	677

Total asset impairment, restructuring and other charges	$—	$—	$—	$788

        Charges recorded as an element of cost of sales in the three and nine months ended March 31, 2007 represent the costs from the closure of our assembly line in Krefeld, Germany and the move of these manufacturing activities to our facility in Swansea, Wales. The principal elements of those costs related to start up and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and

  •
  Training and transition expenses for the Swansea workforce.

        Other charges of $0.7 million reported in the nine months ended March 31, 2007 represent various plant and facility closure costs for the Krefeld facility.

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

        The following illustrates the charges we recorded in the three and nine months ended March 31, 2008 and 2007 related to our PCS restructuring initiative (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$5,762	$—	$5,762
Severance	—	2,743	7	4,794
Other charges	—	40	35	161

Total asset impairment, restructuring and other charges	$—	$8,545	$42	$10,717

        Asset impairment charges of $5.8 million recorded in the three and nine months ended March 31, 2007 relate to certain property, plant and equipment not acquired by Vishay in connection with the Divestiture.

Other Activities and Charges

        From time to time, we also undertake and execute other smaller scale restructuring initiatives at our local sites. The following illustrates the charges (credits) we recorded in the three and nine months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges (credits):
Asset impairment	$—	$—	$—	$—
Severance	157	—	157	—
Other charges (credits)	—	40	—	(10)

Total asset impairment, restructuring and other charges (credits)	$157	$40	$157	$(10)

Research and Development Facility Closure Initiative

        In the third fiscal quarter of 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility. Severance charges for the three and nine months ended March 31, 2008 were $1.8 million for both periods. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $14.1 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. We expect the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Reported in cost of sales	$—	$—	$—	$—

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—
Severance	1,759	—	1,759	—
Other charges	—	—	—	—

Total asset impairment, restructuring and other charges	$1,759	$—	$1,759	$—

The Divestiture

        On April 1, 2007 (the last day of our third quarter of fiscal year 2007), we sold our PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part I, Item 1, Note 20, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

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

        We have in connection with the Divestiture transaction recorded a tax benefit of $18.1 million, of which $11.7 million was attributed to discontinued operations.

Loss on Divestiture from discontinued operations, before taxes	$(4,262)
Income tax benefit on Divestiture, discontinued operations	11,714

Gain on Divestiture from discontinued operations, after taxes	$7,452

Other Income and Expense

        Other expense (income) was $3.8 million and $(3.6) million for the three months ended March 31, 2008 and 2007, respectively, and $11.3 million and $(5.4) million for the nine months ended March 31, 2008 and 2007, respectively. The change is primarily due to investment impairment charges in the third fiscal quarter of 2008, a charge of debt retirement in the first fiscal quarter of 2008, and lower gains on foreign exchange transactions. Other expense (income) primarily includes the impact of foreign currency fluctuations, dividend income from our equity investments and investment impairments.

Interest Income and Expense

        Interest income was $7.4 million and $13.1 million for the three months ended March 31, 2008 and 2007, respectively, and $26.1 million and $38.4 million for the nine months ended March 31, 2008 and 2007, respectively, reflecting higher prevailing interest rates on lower average cash and investment balances in the current year.

        Interest expense was $0.6 million and $8.5 million for the three months ended March 31, 2008 and 2007, respectively, and $3.5 million and $29.4 million for the nine months ended March 31, 2008 and 2007, respectively, primarily reflecting lower interest expense due to the repayment of the $550 million convertible subordinated notes (the "Notes") on July 16, 2007.

Income Taxes

        On July 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB No. 109" ("FIN 48"). Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings. The adoption of FIN 48 had no material impact on the financial statements.

        Our effective tax rate related to continuing operations was 39.2 percent and 71.4 percent for the three months ended March 31, 2008 and 2007, respectively, and 65.9 percent and 43.9 percent for the nine months ended March 31, 2008 and 2007, respectively. For the fiscal 2008 periods, our effective tax rates for fiscal year 2008 differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) the benefit of foreign tax credits, (b) lower statutory tax rates in certain foreign jurisdictions and (c) reversal of reserve for potential penalties and interest thereon as a result of our filing amended U.S. federal income tax returns and paying the tax liability for fiscal years 2004 through 2006 partially offset by (y) non deferral of income from certain jurisdictions and (z) a decrease in U.K. deferred tax assets due to the reduction in tax rate from 30 percent to 28 percent. For the fiscal 2007 periods, our effective tax rate differed than the expected U.S. federal statutory rate of 35 percent resulting from (a) actual and deemed foreign distributions, (b) an increase in our tax contingency exposure, (c) transfer pricing and (d) state taxes, partially offset by (w) the release of a valuation allowance, (x) the benefits of foreign tax credits and R&D credits, (y) the benefit of export incentives and (z) lower statutory rates in certain jurisdictions.

        We recorded a tax benefit of $18.1 million of which $11.7 million, in the nine months ended March 31, 2007, was attributed to discontinued operations.

        We filed in fiscal year 2008 Forms 3115 to correct certain tax accounting methods with respect to fiscal years ended June 30, 2001 and June 30, 2006. As a consequence of filing the Forms 3115, we reversed, throughout fiscal year 2008, approximately $1.2 million of accrued penalties and related interest for the fiscal years ended June 30, 2001 through June 30, 2006.

Discontinued Operations

        The amounts and disclosures in this Quarterly Report on Form 10-Q present the result of reclassifying the operating results of our NAP segment to Discontinued Operations, net of applicable income taxes, for the period ended September 30, 2006.

        On April 1, 2007, the last day of the third quarter of fiscal 2007, we completed the sale of our PCS Business to Vishay for $339.6 million. We received $339.6 million in cash during the fourth quarter of fiscal year 2007, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. Since the consummation of the Divestiture and while we prepared our restated financial statements, a number of matters have developed, as discussed in Part I, Item 1, Note 20, "Subsequent Events," that have raised uncertainties under applicable accounting standards and guidance as to the recognition of the gain on the Divestiture. Consequently, we have deferred recognition of the gain from continuing operations of $116.1 million. However, we have recognized the loss from discontinued operations of $4.3 million.

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

Liquidity and Capital Resources

        At March 31, 2008, we had $713.0 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of March 31, 2008 and June 30, 2007, the fair market values of our mortgage-backed securities and asset-backed securities were $184.3 million (25.8 percent of cash and cash equivalents, short-term and long-term investments) and $209.2 million (16.1 percent of cash and cash equivalents, short-term and long-term investments), respectively (see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk," for discussions about our investment strategy). In the first three fiscal quarters of 2008, we recognized $4.7 million of charges for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair market values through March 31, 2008. The charge for impairment of these securities in the quarter ended March 31, 2008 was $3.8 million.

        In the fourth fiscal quarter of 2008, we recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        Our cash, cash equivalents and investments at the end of each period were as follows (in thousands):

	March 31, 2008	June 30, 2007
Cash and cash equivalents	$287,707	$853,040
Investments	425,256	449,896

Total cash, cash equivalents and investments	$712,963	$1,302,936

        In summary, our cash flows were as follows:

	Nine months ended, March 31,
	2008	2007
Cash flows provided by from operations	$8,912	$115,692
Cash flows used in investing activities	(15,037)	(230,531)
Cash flows used in financing activities	(561,478)	(3,260)
Effect of exchange rate changes	2,270	2,955

Net decrease in cash and cash equivalents	$(565,333)	$(115,144)

        Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. During the nine months ended March 31, 2008, operating activities generated cash flow of $8.9 million compared to $115.7 million generated in the prior nine months ended March 31, 2007. Major non-cash increase to cash flow from operations during the nine months ended March 31, 2008 included $59.6 million of depreciation and amortization, and $7.4 million of stock compensation expense, net of related tax benefits from options exercised. Changes in operating assets and liabilities decreased cash by $71.6 million, primarily attributed to $74.0 million of cash tax payments made to the Internal Revenue Service during the first fiscal quarter of 2008.

        Cash used in investing activities during the nine months ended March 31, 2008, consisted primarily of $33.9 million of capital equipment purchases. Proceeds from sales or maturities of investments were $279.0 million, offset by $262.9 million of cash used to purchase investments. As of March 31, 2008, we had purchase commitments for capital expenditures of approximately $4.6 million primarily related to our subcontractor assembly operations in Southeast Asia and the consolidation of our El Segundo, California site. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

        Cash used in financing activities reflected the repayments of the Notes and foreign accounts receivable financing facilities. As of March 31, 2008, we had $200.0 million in revolving credit facilities, against which $4.3 million was drawn for letters of credit.

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

        Our revolving credit facility entered into on November 6, 2006, with a syndicate of lenders, including JPMorgan Chase Bank ("JPM") and other lenders (the "Facility"), has been amended by (together the "Facility Amendments"): an Amendment No. 1 to the Facility dated May 4, 2007, an Amendment No. 2 to the Facility dated June 27, 2007, an Amendment No. 3 to the Facility dated September 13, 2007, an Amendment No. 4, to the Facility dated December 14, 2007 and an Amendment No. 5, to the Facility dated March 17, 2008. Pursuant to the Facility Amendments, our lenders under the Facility agreed that, in light of the Audit Committee Investigation, we would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders have no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until (i) the Investigation has been concluded, (ii) the lenders have received a report of the results thereof and revised audited consolidated financial statements, reasonably satisfactory to the lenders, and (iii) no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, we agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. While the Investigation has been concluded, other conditions remain. We intend to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that we will be successful (see Part II, Item 1A, "Risk Factors – Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions"). Although we are not able to access the Facility except for the renewal of outstanding letters of credit, we believe we have sufficient cash, cash equivalents, cash investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

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

        We entered into a five-year foreign exchange forward contract in May 2006 with BNP Paribas (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. On December 11, 2007, we agreed with BNP Paribas to terminate the Forward Contract, which resulted in a net payment to us of $2.8 million. In accordance with SFAS 133 Implementation Issue No. G3, "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge," ("SFAS No. 133") the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        We are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions and have recorded in the financial statements a $15.2 million tax benefit. In certain other jurisdictions, we cannot determine that the realization of the tax refunds of $64.7 million is probable and as such, we have not recognized them as income tax benefits in its financial statements. We have determined that we have overpaid $54.3 million of income taxes (which is included in the $64.7 million) in Singapore as a result of errors in our transfer pricing of intercompany transactions. As a result of this determination, we have filed amended income tax returns in Singapore for fiscal year 2004 through fiscal year 2006 claiming a tax refund and sought to assert a claim for tax refunds for fiscal year 2001 and fiscal year 2003. We have determined our claim for a refund of tax is not probable and we have not recognized benefit for such refund claims. Consequently, we have recorded both U.S. federal income tax and Singapore income tax with respect to these fiscal years, thereby significantly increasing our effective tax rate.

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

        In December 2001, we entered into an interest rate swap transaction (the "December 2001 Transaction") with JPM, to modify our effective interest payable with respect to $412.5 million of our $550.0 million outstanding convertible debt due on July 16, 2007 (the "Debt") (see Part I, Item 1, Note 7, "Bank Loans and Long-Term Debt"). In April 2004, we entered into an interest rate swap transaction (the "April 2004 Transaction") with JPM to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. At the inception of the April 2004 Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. The variable interest rate we have paid since the inception of the swap has averaged 3.38 percent, compared to a coupon of 4.25 percent on the Debt.

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

        We had approximately $38.0 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at March 31, 2008. Net realized and unrealized foreign-currency gains recognized in earnings were $0.3 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively and $0.7 million and $4.2 million for the nine months ended March 31, 2008 and 2007, respectively.

ITEM 4.    CONTROLS AND PROCEDURES

        This Report includes the certifications attached as Exhibits 31.1 and 31.2 of our Chief Executive Officer ("CEO") and Chief Financial Officer (acting) ("Acting CFO") required by Rule 13a-14 of the Exchange Act. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

        Our management, under the supervision and with the participation of our, CEO and Acting CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described in our 2007 Annual Report, our CEO and Acting CFO concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

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

        During the third fiscal quarter of 2008, specific actions by us to improve internal control over financial reporting and remediate material weaknesses previously reported by us included the election of two independent directors, the appointment and subsequent election as a director of a new CEO who has extensive experience in the semiconductor business and we designated a Chief Administrative Officer to oversee compliance and legal matters. In addition, we conducted a week long conference that was attended by our domestic and international employees responsible for finance and accounting matters where we provided, among other things, remedial education and instruction relating to proper revenue recognition, accounting for exit and relocation activities, accrual and recording of liabilities, accounting for asset impairments and accounting for property, plant and equipment.

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

        From time to time, various taxing authorities audit our tax returns. We have identified various errors relating to our accounting for income taxes for the fiscal years 2001 through 2007 in particular, we identified errors in our intercompany transfer pricing adjustments and our accounting for certain types of foreign-earned income and distributions, deferred tax accounts, temporary differences, certain foreign currency gains and losses, and certain provisions related to tax affecting the elimination of profit-in-ending inventory. Tax authorities in various jurisdictions in which we operate may choose to audit our tax returns, either as originally filed or, in some cases, as amended, and matters related to our prior intercompany transfer pricing adjustments are or may be a matter of interest in connection with an investigation by the Internal Revenue Service and/or other taxing authorities. Although we have provided for the estimated tax liabilities, which have been included in the determination of our financial results, we cannot predict with certainty whether the amount of taxes, interest and/or penalties that may be assessed by the relevant tax authorities following the completion of any such audits (or investigations) will approximate the amount we have estimated. Accordingly, unpredicted unfavorable settlements of one or more tax audits (or investigations) may require additional use of cash and may materially and adversely impact our financial position or results of operations.

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

ITEM 5.    OTHER INFORMATION

        In the third fiscal quarter of 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $14.2 million and will be recorded during the fiscal years 2008 and 2009.

        The Company previously reported entering into the Facility, among the registrant, certain lenders and JPMorgan, as administrative agent (such lenders and JPMorgan, together, the "Revolver Banks"), providing for, among other things, a revolving credit facility with total commitments in the principal amount of $150,000,000. The Facility has been amended by the Facility Amendments.

        On July 30, 2008, the Company and the Revolver Banks entered into Amendment No. 6 to the Facility that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the Revolver Bank's receipt of and reasonable satisfaction with the form and substance of (i) revised audited consolidated financial statements for fiscal years 2007, 2006 and 2005, and (ii) filing with the SEC of the Company's 2007 Annual Report and Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, and if the Company is in a position to satisfy the other applicable conditions of the Facility, the Revolver Banks shall notify the Company in writing either (i) that extensions of credit are available under the Facility to the Company or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, the Company is not able to access the Facility.

        At July 30, 2008, the registrant had no borrowings and approximately $4.3 million in letters of credit outstanding under the Facility. As set forth in Amendment No. 6, the registrant has agreed to continue to provide cash collateral for any outstanding letters of credit and the registrant paid an amendment fee to the Revolver Banks. The registrant believes it appropriate to have credit facilities available to meet working capital and other needs that may arise over the near term, but as described in the preceding paragraph, it currently is not entitled to access those facilities other than renewing the outstanding letters of credit.

        The foregoing descriptions are not complete and are qualified in their entirety by reference to Amendment No. 6 to the Facility which is filed as Exhibit 10.6 hereto and incorporated herein by this reference.

ITEM 6.    EXHIBITS

Exhibit No.	Item and Document
Index:
3.1
Certificate of Incorporation, as Amended to date (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed with the Commission on July 19, 2005; Registration No. 333-117489)
3.2	Bylaws, as Amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 11, 2005)
10.1
Employment Agreement, dated February 6, 2008, between International Rectifier Corporation and Oleg Khaykin (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2008).
10.2
Letter Agreement, dated March 6, 2008, between International Rectifier Corporation and Donald R. Dancer (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008)
10.3
Letter Agreement, dated March 6, 2008, between International Rectifier Corporation and Linda J. Pahl (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008)
10.4
Amendment No. 5, executed and delivered as of March 17, 2008, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, as amended, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008)
10.5
Offer Letter, between International Rectifier Corporation and Michael Barrow, entered into March 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2008)
10.6	Amendment No. 6, dated July 30, 2008, to that certain Credit Agreement, dated November 6, 2006, by and between JPMorgan Chase Bank, N.A. and International Rectifier Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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