Form 10-Q/A
period 2007-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2008-08-28
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

        International Rectifier Corporation is filing this amendment (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (the "Form 10-Q"), filed with the U.S. Securities and Exchange Commission ("SEC") on August 1, 2008, solely to correct the following typographical errors in the Form 10-Q:

  1.
  The line items for Income from continuing operations and Net income from "$—" to "$(0.01)" and "$0.01" to "$0.00", respectively, in the reconciliation of the numerator and denominator of the basic and diluted per-share computation in the "Per Share Amount" column of the table for the nine months ended March 31, 2006 (As restated) shown on page 55 of the Form 10-Q (and as shown on page 53 of the Form 10-Q/A) in Part I—Item 1—Footnote 16—Net Income per Common Share.

  2.
  The line items for Income tax benefit (expense) and (Loss) income on Divestiture, net of taxes from "(1,781)" to "1,781" and from "2,469" to "(2,469)", respectively, in the table presenting the revenues and components of Discontinued Operations, net of tax in the column setting out the period of the three months ended March 31, 2007 shown on page 81 of the Form 10-Q (and as shown on page 79 of the Form 10-Q/A) in Part II—Item 1—Management's Discussion and Analysis—Discontinued Operations.

  3.
  The line item for Loss on Divestiture, before income taxes from "4,262" to "(4,262)" in the table presenting the revenues and components of Discontinued Operations, net of tax in the column setting out the period of the nine months ended March 31, 2007 shown on page 81 of the Form 10-Q (and as shown on page 79 of the Form 10-Q/A) in Part II—Item 1—Management's Discussion and Analysis—Discontinued Operations.

  4.
  The percent that our mortgage-backed securities and asset-backed securities represent of cash and cash equivalents, short-term and long-term investments as of June 30, 2006 from "20.3" to "18.8" as shown on page 82 of the Form 10-Q (and as shown on page 80 of the Form 10-Q/A) in Part II—Item 1—Management's Discussion and Analysis—Liquidity and Capital Resources.

        This Form 10-Q/A should be read in conjunction with the original Form 10-Q, continues to speak as of the date of the Form 10-Q, and does not modify or update disclosures in the original Form 10-Q except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or represent management's view as of the filing date of the Form 10-Q.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2007

16. Net Income per Common Share (Continued)

	Nine Months Ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$60,315	72,291	$0.83
Income from discontinued operations	4,255	72,291	0.06

Net income	$64,570	72,291	$0.89

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	538	$—
Income (loss) discontinued operations	—	538	—

Net income	$—	538	$—

Net income per common share—diluted:
Income from continuing operations	$60,315	72,829	$0.83
Income from discontinued operations	4,255	72,829	0.06

Net income	$64,570	72,829	$0.89

	Nine Months Ended March 31, 2006 (As restated)
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic:
Income from continuing operations	$41,524	70,694	$0.59
Loss from discontinued operations	(7,947)	70,694	(0.12)

Net income	$33,577	70,694	$0.47

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations	$—	789	$(0.01)
Income (loss) from discontinued operations	—	789	0.01

Net income	$—	789	$0.00

Net income per common share—diluted:
Income from continuing operations	$41,524	71,483	$0.58
Loss from discontinued operations	(7,947)	71,483	(0.11)

Net income	$33,577	71,483	$0.47

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

Liquidity and Capital Resources

        At March 31, 2007, we had $1,014.1 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of March 31, 2007 and June 30, 2006, the fair market values of our mortgage-backed securities and asset-backed securities were $263.4 million (26.0 percent of cash and cash equivalents, short-term and long-term investments) and $206.4 million (18.8 percent of cash and cash equivalents, short-term and long-term investments), respectively (see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk," for discussions about our investment strategy.) Subsequent to March 31, 2007 in the first three fiscal quarters of 2008, we recognized $4.7 million of charges for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair market values through March 31, 2008. In the fourth fiscal quarter of 2008, we recorded an additional $3.7 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair values through June 30, 2008.

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

PART III.    OTHER INFORMATION

ITEM 6.    EXHIBITS

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

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: August 28, 2008	/s/ PETER B. KNEPPER Peter B. Knepper Chief Financial Officer (Acting) (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

EXPLANATORY NOTE
  ITEM 1. FINANCIAL STATEMENTS.
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (In thousands)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2007
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART III. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES