Form 10-Q/A
period 2008-03-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2008-08-28
CIK 316793

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

 EXPLANATORY NOTE

        International Rectifier Corporation is filing this amendment (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the "Form 10-Q"), filed with the U.S. Securities and Exchange Commission ("SEC") on August 1, 2008, solely to correct a typographical error from "$32,484" to "$(32,484)" in the line item Comprehensive (loss) income for the nine months ended March 31, 2008 in the table titled "International Rectifier Corporation and Subsidiaries Unaudited Condensed Consolidated Statements of Compensation Income (Loss) (in thousands)" on page 5 of the Form 10-Q (and now shown on page 4 of this Form 10-Q/A) in Part I, Item 1—Financial Statements.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net (loss) income	$(21,567)	$2,084	$(10,841)	$64,570

Other comprehensive income (loss):
Foreign currency translation adjustments	3,624	(2,408)	2,339	25,854
Unrealized (losses) gains on securities:
Unrealized holding losses on available-for-sale securities, net of tax effect of $0, $1,465, $(179) and $1,148, respectively	(1,921)	(2,232)	(20,858)	(1,952)
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of $0, $(213), $0 and $(2,110), respectively	—	71	(2,303)	3,593
Reclassification adjustments of net losses on available-for-sale securities and foreign currency forward contract	—	(488)	(821)	(1,332)
Cumulative translation adjustment reclassified to income upon sale of business	—	(8,071)	—	(8,071)

Other comprehensive income (loss)	1,703	(13,128)	(21,643)	18,092

Comprehensive (loss) income	$(19,864)	$(11,044)	$(32,484)	$82,662

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

 PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.	Item and Document
Index:
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

QuickLinks

EXPLANATORY NOTE
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 AND JUNE 30, 2007
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED MARCH 31, 2008 AND 2007
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2008
  PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES