Form 10-K
period 2008-06-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2008-09-15
CIK 316793

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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

         There were 72,852,072 shares of the registrant's common stock, par value $1.00 per share, outstanding on September 5, 2008.

EXPLANATORY NOTE

        During fiscal year 2008, the Audit Committee of our Board of Directors ("Audit Committee") completed an investigation (the "Investigation") into certain accounting and financial reporting matters. As a result of the issues identified in the Investigation, as well as issues identified in additional reviews and procedures conducted by management with the assistance of external advisors, the Audit Committee determined that neither our financial statements for the fiscal quarters ended September 30, 2003 through December 31, 2006 and for the fiscal years ended June 30, 2004 through June 30, 2006 nor management's reports on internal control over financial reporting for the fiscal years ended June 30, 2005 and 2006 should be relied upon because of certain accounting errors and irregularities in those financial statements and reports on internal control over financial reporting. Accordingly, we restated our previously issued financial statements for those periods. Restated financial information is presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission ("SEC") on August 1, 2008, which also contains a description of the Investigation, the accounting errors and irregularities identified and the adjustments made as a result of the restatement.

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled "Risk Factors" and "Critical Accounting Policies and Estimates" within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our opinion only as of the date hereof. We undertake no duty or obligation to revise these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC.

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
Telecommunications

        With the demand for energy usage increasing worldwide, governments and consumers alike are striving to conserve energy and demand more efficient uses of power in everything from computers to appliances to military aircraft to hybrid cars. According to iSuppli Corporation ("iSuppli"), a semiconductor industry market research company, the market for power management semiconductors for calendar year 2008 is approximately $27.6 billion, primarily in three areas: voltage regulation, power switching transistors and ICs.

        The information technology, industrial, consumer, aerospace and defense and automobile industries use power management semiconductors to promote energy efficiency and improve performance metrics. Power management semiconductors enable energy savings of up to 60 percent by delivering the power tailored for a particular electrical device, rather than delivering a constant stream of power. Additionally, high-density semiconductors are required to power highly sophisticated electronic devices, such as servers and storage, telecommunications, networking and cell phone infrastructure, desktop and laptop computers, and gaming devices.

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

        As part of our strategy, we bring to our customers an experienced technical sales team that is recognized for its ability to assist customers in providing power management solutions for the customers' longer-term technology and product requirements. These technical sales teams are comprised of account managers and field application engineers. These teams interface with our customers and work closely with their designers to integrate our products to create greater energy efficiency. We have been known as an energy-efficient power management solutions company by consistently working with customers to deliver new technologies in advance of their needs and solutions that align our products with our customers' roadmap. To better understand and respond to our customers' longer-term needs, our technical sales teams often directly communicate information from customers to the respective marketing and design center teams who address their technological needs.

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

Segments

        As discussed in Part II, Item 8, Note 2, "Discontinued Operations and the Divestiture," we sold our Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") on April 1, 2007 (the "Divestiture"). Subsequent to the Divestiture in the fourth quarter of our fiscal year ended June 30, 2007, our Chief Operating Decision Maker, who is our Chief Executive Officer ("CEO"), redefined our business segments to better focus on the two key power management challenges, energy savings and energy efficiency. As a consequence, beginning in the fourth fiscal quarter ended June 30, 2007, we reported our financial segments based on how our CEO reviewed and allocated resources for the business and assessed the performance of our business managers. We now report in seven segments: Enterprise Power ("EP"), Power Management Devices ("PMD"), PS, Energy-Saving Products ("ESP"), Aerospace and Defense ("A&D"), Intellectual Property ("IP") and Transition Services ("TS").

        As part of the PCS Business sale to Vishay, we agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which is reported separately in the TS segment. The results of the PCS Business through the Divestiture closing date were reported in our prior Commodity Products ("CP") and Non-Aligned Products ("NAP") segments, consistent with prior years and in line with our business segment reporting prior to our reorganization and the redefinition of our business segments by our CEO. For the fiscal year ended June 30, 2007, the financial results of the former NAP segment were included in discontinued operations and prior period results were correspondingly reclassified. Financial results of the former CP segment were not included in discontinued operations, as we expect to have significant ongoing involvement based on the significance of the cash flows to be derived from the PCS transition services.

        In addition, as part of our reorganization, whereas previously power management MOSFETs were reported based on end market applications within the ESP segment and the previously reported Computing and Communication ("C&C") segment (which is now separated into the EP, PMD and PS segments), they are now reported within the PMD segment.

        Below is a description of our reportable segments:

  •
  The PMD segment consists of our discrete power MOSFETs, excluding DirectFET® and IGBTs. These products are multi-market in nature and therefore add value across a wide-range of applications and markets. The PMD segment targets power supply, automotive, notebook and industrial and commercial battery-powered applications.

  •
  The ESP segment includes our HVICs, digital control ICs, intelligent power switch ICs, micro-electronic relay ICs, motion control modules, high voltage DirectFET® and IGBTs. ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light-emitting diodes; advanced automotive solutions such as diesel injection and electric-gasoline hybrids; and consumer applications such as plasma televisions, liquid crystal display ("LCD") TV and class D audio systems. These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

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

  •
  The EP segment includes our LVICs (including XPhase® and SupIRBuck™) and DirectFET® Power MOSFETs. Products within the EP segment are focused on data center applications (such as servers, storage, routers and switches), and communication infrastructure equipment end markets. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to our customers for their next generation applications that require a higher level of performance and technical service.

  •
  The PS segment is solely comprised of our iPOWIR® product which is an optimized and versatile functional component that combines multiple power semiconductors, ICs, and passive elements into a single thermally enhanced package. The PS segment targets computers, switchers and routers, servers and game stations.

  •
  The IP segment includes revenues from the sale of our technologies and manufacturing process know-how, in addition to the operating results of our patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of our licensed MOSFET patents. Some of our power MOSFET patents have expired in calendar year 2007 and the broadest expire in calendar year 2008. Certain of the licensed MOSFET patents remain in effect through 2010. With the expiration of our broadest MOSFET patents, most of our IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, we continue, from time to time, to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy. The strategy within the IP segment is to concentrate on creating and using our IP primarily for the design and development of new value-added products, along with opportunistic licensing.

  •
  The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing related support services being supplied to Vishay as part of the Divestiture. The TS segment targets to substantially complete the transition services within three years following the consummation of the Divestiture.

  •
  The CP segment is comprised primarily of older-generation power components that have widespread use throughout the power management industry, but are typically commodity in nature. We sold the business reported within CP to Vishay as part of the Divestiture on April 1, 2007, but continue to receive transition services revenue from Vishay in following periods as part of our TS segment.

        To realign our business segments in the fourth fiscal quarter ended June 30, 2007, we assessed our business strategy going forward after the Divestiture. As part of this analysis, we determined that approximately $5.9 million of equipment was impaired and recorded the impairment in our financial statements for our fiscal year ended June 30, 2007, based on the review of the discounted cash flow analyses of forecasted business to be derived as a result of our strategy.

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

	Power Management Devices	Energy-Saving Products	Aerospace and Defense	Enterprise Power	PowerStage
Revenues
2008	$373.9 million	$202.2 million	$152.9 million	$102.5 million	$63.2 million
2007	$416.5 million	$225.3 million	$157.0 million	$87.5 million	$84.1 million
2006	$370.0 million	$200.6 million	$131.1 million	$68.3 million	$8.0 million
Primary product function	Power conversion and management with the lowest RDS(on) and widest range of packages up to 250V for a diverse range of applications.	Integrated design platforms that enable customers to add energy-conserving features that help achieve lower operating energy costs and manufacturing bill of material costs.	Discrete components, complex hybrid power module assemblies and rugged DC-DC converters utilize leading-edge power technology which, together with demanding environmental specifications.	Optimized power management system solutions that deliver power density, efficiency and performance in enterprise power.	Optimized and versatile functional component combines multiple power semiconductors, ICs, and passive elements into a single thermally enhanced package.
Type of products	Trench HEXFET® MOSFETs, discrete HEXFET® MOSFETs, dual HEXFET® MOSFETs, FlipFET®, FETKY®, hybrid HEXFET® MOSFETs	High voltage ICs, Digital control ICs, IRAM integrated power modules, Intelligent power switches, MER ICs, High Voltage DirectFET®s, IGBTs	RAD-Hard™ MOSFETs, power modules/hybrid solutions, motor controls, DC-DC converters	Low voltage ICs, DirectFET®s, SupIRBuck™, XPhase®	iP120x iP200x
End applications	Automotive, computing, communications, motor control	Automotive, motor control appliances, industrial automation, lighting and display, audio video	Commercial and military aircraft, launch vehicles, satellites, military ships, missiles, undersea telecommunication, submarines, oil drilling, medical devices	Servers, storage networks, routers, and switches, infrastructure equipment	Computers, switches, routers, servers and game stations
Major original equipment manufacturers	Alcatel-Lucent, Emerson, Cisco, Delta, Motorola, Nortel, Power-One	Bosch, Electrolux, Grundfos, Hitachi, LG, Matsushita, Nagares, Osram, Samsung, Sanyo, Regal-Beloit, Whirlpool	Lockheed Martin, Space System Loral, L-3 Communications, BAE, Boeing, Honeywell, Astrium, Northrop-Grumman	Delta, Emerson, HP, IBM, Intel, Microsoft	Sony, Cisco

        For additional financial information concerning our segments, see Part II, Item 7, "Management's Discussion and Analysis—Revenues and Gross Margin."

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

Marketing, Sales and Distribution

        Our sales organization consists of in-house sales employees, external sales representatives, in-house field application, manufacturing and quality engineers. The function of the sales organization is to identify energy-efficient opportunities within our key customer applications, assist our original equipment manufacturer ("OEM") customers in designing our products into their applications, and providing longer-term solutions based on our customers' technology and product requirements. In many circumstances, we sell our products to the contract manufacturer of the OEM. We also leverage our distribution partners whose larger sales force, account network, inventory programs and logistics services provide our customers with additional distribution options. In the fiscal year ended June 30, 2008, we derived 49.6 percent, 45.6 percent and 4.8 percent of our revenues from direct sales to the OEMs, our distributors, and contract manufacturers, respectively.

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

        For financial information about the results for our geographic areas for each of the last three fiscal years, refer to Part II, Item 8, Note 8, "Segment Information" of Notes to Consolidated Financial Statements. For the risks attendant to our foreign operations, see Part I, Item 1A, "Risk Factors—Our international operations expose us to material risks."

Customers

        Our devices are incorporated in subsystems and end products manufactured by other companies. Our customers include OEMs, distributors and contract manufacturers. No customer accounted for more than ten percent of our consolidated revenue for the fiscal year ended June 30, 2008. The majority of our products in our ongoing business segments, including those in the PMD, ESP, A&D, EP and PS segments, are sold directly to OEM customers or distributors. No single customer accounted for more than ten percent of the revenues in our other segments. However, for the fiscal year ended June 30, 2008, approximately 5.9 percent of our consolidated revenue was associated with the shipment of one product either directly to or through our distributors to one OEM.

        The transition services provided to Vishay related to the Divestiture amounted to approximately 6.1 percent of our total consolidated revenue in fiscal year 2008.

        Our major distributors, based on revenue, include Arrow Electronics, Avnet, Future Electronics, Weikeng and Zenitron for the fiscal year ended June 30, 2008. Our major contract manufacturers included Celestica, Flextronics, Jabil, Sanmina-SCI and Solectron for the fiscal year ended June 30, 2008. Our major OEMs by revenue for our ongoing product segments for the fiscal year ended June 30, 2008 are as follows:

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

        For financial information about geographic areas, please see Part I, Item 8, Note 8, "Segment Information."

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

        Our major competitors for fiscal year ended June 30, 2008 are as follows:

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

Research and Development

        Our R&D program focuses on power management ICs and power conversion functional components such as the advancement and diversification of our power MOSFET and IGBT switch product lines, as well as iPOWIR® and iRAM™ PS multi-chip modules. We have been developing and introducing some of the most advanced power management products and new architectures for the next-generation of applications, including new game stations, high-performance servers, hybrid vehicles and energy-efficient appliances. Our work with new technology platforms has led to our development of a gallium nitride-based power device technology platform for use in certain power conversion solutions. We continue to commit to R&D to generate new patents and other IP and concentrate on incorporating our technologies into our products. In the fiscal years ended June 30, 2008, 2007 and 2006, we spent $105.8 million (10.7 percent of revenue), $122.8 million (10.2 percent of revenue), and $104.1 million (10.3 percent of revenue), respectively, on R&D activities.

        Our design centers are located throughout the world, including the United States, the United Kingdom, Denmark, Italy and France. During fiscal year 2008, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served markets. These products also highlighted our focus on delivering integrated solutions and extensive applications support. Among them were a) tailored iMOTION™ integrated design platform for variable speed pumps, b) ICs and chipsets improving power density and efficiency in DC-DC applications found in high performance computers and servers, c) the continued expansion of our popular XPhase® and DirectFET® product families, d) ICs for Class D audio, electronic lighting ballasts and motor control, e) several "application-ready" reference designs for point-of-load DC/DC conversion, multi-channel Class D audio, lighting and motor control, f) our SmartRectifier™ ICs helping computer and consumer entertainment devices meet emerging system and standby power regulations, and g) radiation hardened DC-DC converter modules for space satellite power applications.

Intellectual Property

        We continue to make significant investments in developing and protecting our IP. In the past fiscal year, we added over 160 patents worldwide. We have approximately 500 issued unexpired U.S. patents and over 1,150 patent applications pending worldwide. We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademarks HEXFET® and DirectFET®. We believe that our IP contributes to our competitive advantage.

        We are committed to enforcing our patent rights, including through litigation if necessary. Through successful enforcement of our MOSFET patents over the past decade, we have historically entered into a number of license agreements, generated royalty income, and received substantial settlement payments.

        We report within the IP segment revenues from the sale and/or licensing of our technologies and manufacturing process know-how, in addition to reporting the operating results of our patent licensing and settlements of claims brought against third parties. In the fiscal years ended June 30, 2008, 2007 and 2006, we derived $30.5 million, $44.2 million and $38.8 million of royalty revenues, respectively. IP segment revenue is dependent on the unexpired portion of our licensed MOSFET patents, the continued enforceability and validity of those patents, the ability of our competitors to design around our MOSFET technology or develop competing technologies, and general market conditions. The continuation of such royalties is subject to a number of risks (see Part I, Item 1A, "Risk Factors—Our ongoing protection and reliance on our IP assets expose us to risks"). Some of the MOSFET patents that have generated royalties and settlements expired in calendar year 2007 and the broadest of them expire or will expire in calendar year 2008. Certain of the MOSFET patents remain in effect through 2010. With the expiration of our broadest MOSFET patents, most of our IP segment revenue has ceased during the fourth quarter of fiscal year 2008; however, we continue, from time to time, to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

        Aside from our MOSFET technologies, our IP strategy has been to use our IP primarily for the design and development of a value-added family of products, and to defend those products in the marketplace. From time to time, we also engage in opportunistic licensing. In our IP segment, we concentrate our efforts on the licensing of technologies or fields of use that have application beyond our product groups or which no longer align with our long-term business strategies for our product groups. We also target certain technologies for licensing that we believe help establish our product platforms and structures as industry standards and thereby enhance the growth of our products in various end market applications.

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

        As part of the environmental review process, we provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to our Mesa, Arizona and Temecula, California facilities. We have taken steps to correct the alleged deficiencies. However, during the fiscal quarter ended September 30, 2007, we received a notification of proposed penalty in Mesa, Arizona from local environmental authorities in the amount of approximately $2.4 million, which we settled for $98,500 in December 2007. We have not yet been assessed any penalties with respect to the disclosures made for our Temecula, California facility. Additionally, during negotiations for the Divestiture, chemical compounds were discovered in the groundwater underneath one of our former manufacturing plants in Italy. We have advised appropriate governmental authorities and are awaiting further reply to our inquiries, with no current orders or directives on the matter outstanding from the governmental authorities.

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

Employees

        As of June 30, 2008, we employed approximately 5,100 people, approximately 4,100 of which were employed in North America, 700 in Europe and 300 in Asia Pacific and Japan. As of June 30, 2008, none of our U.S. employees had collective bargaining agreements and we consider our relations with our employees to be good. In some jurisdictions outside the United States, from time to time, employees may be covered by certain statutory, special or other arrangements, like work councils, that may seek benefits for covered personnel. We believe our relationships with such organizations are good.

Available Information

        We file with the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended ("Exchange Act"), annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished. These reports may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about us. The SEC's Internet address is http://www.sec.gov.

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

Section 303A.12 of New York Stock Exchange Listed Company Manual Disclosure

        Pursuant to Rule 303A.12(A) of the New York Stock Exchange ("NYSE") Listed Company Manual, we submitted to the NYSE last year a Section 303A.12(a) CEO Certification as required by such rule. We are filing with the SEC the CEO and Chief Financial Officer (Acting) ("Acting CFO") certifications, without qualification, required under Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") as to this Form 10-K with respect to our 2008 fiscal year.

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

        During the course of the Investigation led by our Audit Committee and following its completion, our representatives met with representatives of the SEC, the Internal Revenue Service ("IRS"), the Office of the U.S. Attorney and other governmental officials to keep them advised as to the course of the Investigation. We continue to share information with the SEC and other governmental officials and are currently responding to subpoenas for records from the SEC. Adverse developments in connection with requests by the SEC or other governmental agencies, could negatively impact us and divert our resources and the focus of our management team from our ordinary business operations. In addition, we may incur significant expenses associated with responding to these investigations (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be subject to such investigation(s)), and we may be required to pay criminal or civil fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us. It is also possible that the existence, findings and outcome of these inquiries may have a negative impact on lawsuits that are pending or may be filed against us, the trading prices of our securities and our ability to access the capital markets. See Part I, Item 3, "Legal Proceedings" for a more detailed description of these proceedings.

        Changes in end-market demand, due to downturns in the highly cyclical semiconductor industry, the sharp correction in the housing market and/or the significant fluctuations of oil prices, could affect our operating results and the value of our business.

        The semiconductor industry is highly cyclical and the value of our business may decline during the down portion of these cycles. During fiscal years 2008 and 2007, we have experienced a decline in end-market demand for our products as a result of the sharp correction in the housing market and the significant fluctuations of oil prices. Our revenue and gross margin are dependent on the level of corporate and consumer spending in various information technology and energy-saving end-market applications. If our projections of these expenditures fail to materialize, our operating results could be adversely impacted. To the extent these market conditions persist for a prolonged period of time, our business, financial condition and results of operations could be significantly harmed.

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

        Our failure to develop new technologies or react to changes in existing technologies could materially delay our development of new products, which could result in decreased revenue and a loss of market share to our competitors. Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry. As a result, we must devote significant resources to R&D. Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. During fiscal year 2008, we recognized significant revenues from the sale of certain PS product to one end customer. If our competitors were to develop a solution around our technology, the future viability of this product could be materially adversely impacted.

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

        Our future financial performance and success are largely dependent on our ability to implement our recently announced three-phase growth strategy, consisting of business stabilization, operational optimization and growth acceleration. We cannot assure you that we will be able to successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations in the future.

        Our ongoing protection and reliance on our IP assets expose us to risks and continued levels of revenue in our IP segment is subject to our ability to (i) maintain current licenses, (ii) licensee and market factors not within our control and (iii) our ability to obtain new licenses.

        We have traditionally relied on our patents and proprietary technologies. Patent litigation settlements and royalty income substantially contribute to our financial results. Enforcement of our IP rights is costly, risky and time consuming. We cannot assure you that we can successfully continue to protect our IP rights, especially in foreign markets. Certain of our key MOSFET patents expired during calendar year 2007 with the broadest expiring in calendar year 2008. Certain of our MOSFET patents will remain in effect through 2010. We expect that with the expiration of our key MOSFET patents, most of our royalty revenue ceased during the fourth quarter of fiscal year 2008; however, from time to time, we continue to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

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

        Our future success and competitive position may depend in part upon our ability to obtain or maintain certain proprietary technologies used in our principal products, which is achieved in part by defending and maintaining the validity of our patents and defending claims by our competitors of IP infringement, and at times asserting IP claims against third parties. We license certain patents owned by others. We are currently a defendant in IP claims, have asserted IP claims against others and we could become subject to other lawsuits in which it is alleged that we have infringed upon the IP rights of others.

        Our involvement in existing and future IP litigation could result in significant expense, adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. If any such infringements exist, arise or are claimed in the future against us, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We cannot assure you that we would be successful in such efforts or that such licenses would be available under reasonable terms or that we would be successful in our claims against third parties. Our failure to develop or acquire non-infringing technologies, to obtain licenses on acceptable terms or the occurrence of related litigation itself or our failure to be successful in litigation could have a material adverse effect on our operating results and financial condition.

        If some OEMs do not design our products into their equipment or convert design or program wins to actual sales, for whatever reasons, including uncertainties regarding our Company, a portion of our revenue may be adversely affected.

        A "design-win" or program award from a customer does not guarantee that the design or program win will become future sales to that customer. For example, in our PS segment, we have announced new design or program wins in next generation game stations, and our other segments have had other design or program wins. We also are unable to guarantee that we will be able to convert these design or program wins, or any wins, into sales for the life of any particular program, or at all, or that the revenue from such wins would be significant. We also cannot guarantee that we will achieve the same level of design or program wins as we have in the past, or at all. Uncertainties regarding our Company, including uncertainties regarding pending litigation (see Part I, Item 3, "Legal Proceedings") or uncertainties regarding the Divestiture and ongoing disputes with Vishay could affect our ability to achieve design-wins or sales therefrom. Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all. Once an OEM designs another supplier's semiconductor into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM's product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design or program win with a customer also does not ensure that we will receive significant revenue from that customer.

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

        Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain quality control systems, we ship large quantities of semiconductor devices to a wide range of customers around the world, for use in a variety of high profile and critical applications. In the ordinary course of our business, we receive claims for some of these products that are defective, or that do not perform to published specifications. Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and consequential claims for damages against our customers from their customers depending on applicable law and contract), we often need to defend against claims for damages that are disproportionate to the revenue and profit we receive from the products involved. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer's business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business would be adversely affected as a result of significant alleged quality or performance issues in our products, or if we are required or choose to pay for the damages that result.

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

        Execution of our growth strategy exposes us to additional risks.

        Our growth strategy includes a number of changes to the manner in which we conduct business, including, among other things, the implementation of a number of cost reductions, and consolidation and rationalization of suppliers and our distribution channels. We have previously accepted the return of inventory in certain circumstances and experienced lower sales volume with certain distribution partners as we awaited the sale of channel inventory to end customers. Continued execution on our strategy could expose us to additional costs, the return of additional inventory and reduced sales to distributors. All of these risks could have an adverse impact on our results of operations.

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

        Many of our distributors have some rights to return inventory under their stock rotation programs or may return inventory with our approval or other circumstances. In addition, as part of our growth strategy, we have, from time to time, accepted, and may in the future accept, additional returns. If these channel partners return a large amount of inventory, our operating results could be impacted by lower revenue and higher costs associated with inventory write-offs.

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

        We have experienced significant turnover in some of our senior management positions. In fiscal year 2008, our Board of Directors has appointed a new CEO and Acting CFO. We will need to implement procedures to ensure continuity of management in crucial areas, including the oversight of our financial reporting systems, financial controls and corporate governance practices. There can be no assurance that future changes in senior management personnel will not adversely affect our efforts in this regard. Similarly, there is no assurance that we will be able to retain any of our existing key personnel, or attract, assimilate and retain the additional personnel needed to support our business, especially in light of publicity concerning our Audit Committee-led Investigation, the recent restatement of our financial statements and related matters, and unsolicited, nonbinding offers to purchase the outstanding shares of our Company from a third party (including the public announcement by that party of its intention to commence a tender offer, to nominate three individuals for election as directors at our 2007 annual meeting, and to seek certain amendments to our Bylaws). If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

        We have identified material weaknesses in our internal control over financial reporting, which could impact our ability to report our results of operations and financial condition accurately and in a timely manner.

        As required by Section 404 of the Sarbanes-Oxley Act, we have conducted an assessment of our internal control over financial reporting, identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2008. For a detailed description of these material weaknesses, see Part II, Item 9A, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, including the number of continuing manual journal entries, the lack of integrated financial systems, the significant turnover of our finance organization personnel, and use of consultants to augment our accounting staff, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. In addition, it is possible that in the future other material weaknesses may be identified. All of these factors continue to increase the time and cost involved in preparing our financial statements and to undermine the credibility of such statements.

        We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

        We are in the process of developing and implementing certain remediation efforts for the identified material weaknesses, and this work will continue during fiscal year 2009. There can be no assurance as to when these remediation efforts will be fully developed, when they will be implemented, when they will be completed and the aggregate cost of implementation. Until our remedial efforts are completed, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, there will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected.

        We have been named as a defendant in a class action and other lawsuits that may adversely affect our financial condition, results of operations and cash flows.

        We and certain of our former and current executive officers and directors are defendants in several securities class action and other lawsuits. These lawsuits are described in Part I, Item 3, "Legal Proceedings." Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

        Our continuing obligations under the transaction documents for the Divestiture and claims by Vishay could adversely affect our operating results.

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

        Additionally, Vishay has advised us of certain claims under the transaction documents related to the Divestiture including claims regarding the adjustment of net working capital for the PCS Business, claims involving chemicals found in the groundwater at our former manufacturing plant in Italy, and certain product quality claims relating to periods at or prior to the consummation of the Divestiture. Vishay has also asserted that it is considering possible claims against us in connection with certain portions of the PCS Business, among them, allegations regarding business forecasts. Vishay has additionally notified us that it intends to seek recission of the Divestiture. While we do not believe that Vishay's claims have merit and intend to defend our position vigorously, there can be no assurance that Vishay would not bring one or more additional claims. Continuing covenants could involve changes to various aspects of our business or could involve costs or additional claims, and such matters, if resolved against us, could adversely affect our financial condition and results of operations.

        Continuing negative publicity and publicity generally may adversely affect our business.

        As a result of the Audit Committee-led Investigation, the fiscal year 2007 restatement of our financial statements and related matters as discussed herein, we have been the subject of negative publicity. We have also been the subject of recent publicity regarding unsolicited, nonbinding offers to purchase all outstanding shares of our Company by a third party (including the public announcement by that party of its intention to commence a tender offer, to nominate three individuals for election as directors at our 2007 annual meeting, and to seek certain amendments to our Bylaws). This publicity may have an effect on the terms under which some customers, lenders, landlords and suppliers are willing to continue to do business with us and could affect our financial performance and financial condition. We also believe that certain of our employees perceive themselves to be operating under stressful conditions, which may cause them to terminate their employment or, if they remain, result in reduced morale that could adversely affect our business. Continuing publicity also could have a material adverse effect on our business.

        Potential indemnification obligations and limitations of our current and former director and officer liability insurance could adversely affect us.

        Several of our current and former directors, officers and employees are the subject of lawsuits and may become the subject of additional lawsuits. Under Delaware law, our charter documents and certain indemnification agreements, we may have an obligation to indemnify our current and former officers and employees and directors in relation to these matters on certain terms and conditions. Some of these indemnification obligations may not be covered by our directors' and officers' insurance policies. If we incur significant uninsured indemnity obligations, this could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        Final outcomes from various tax audits are difficult to predict and an unfavorable resolution may negatively impact our financial results.

        From time to time, various taxing authorities audit our tax returns. We have identified various errors relating to our accounting for income taxes for the fiscal years 2001 through 2007. In particular, we identified errors in our intercompany transfer pricing practices and our accounting for certain types of foreign-earned income and distributions, deferred tax accounts, temporary differences, certain foreign currency gains and losses, and certain provisions related to tax effecting the elimination of profit-in-ending inventory. Tax authorities in various jurisdictions in which we operate may choose to audit our tax returns, either as originally filed or, in some cases, as amended, and matters related to our prior intercompany transfer pricing adjustments are or may be a matter of interest in connection with an investigation by the IRS and/or other taxing authorities. Although we have provided for the estimated tax liabilities, which have been included in the determination of our financial results, we cannot predict with certainty whether the amount of taxes, interest and/or penalties that may be assessed by the relevant tax authorities following the completion of any such audits (or investigations) will approximate the amount we have estimated. Accordingly, unpredicted unfavorable settlements of one or more tax audits (or investigations) may require additional use of cash and may materially and adversely impact our financial position or results of operations.

        Changes in our effective tax rate may have an adverse effect on our results of operations.

        Our future effective tax rates may be adversely affected by a number of factors, including the jurisdictions in which profits are determined to be earned and taxed and the intercompany pricing related to those profits; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in share-based compensation expense; changes in tax laws or the interpretation of such tax laws (including transfer pricing guidelines); changes in generally accepted accounting principles ("GAAP"); or the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

        Our A&D segment manufactures and sells certain products that are subject to U.S. export control laws and regulations. The A&D segment also manufactures and sells products that are sold directly or indirectly to the U.S. government and may subject us to certain government procurement regulations, investigations or review. While we maintain a system of control of such products and compliance with such laws and regulations, we cannot provide absolute assurance that these controls will always be effective. There are also inherent limitations on the effectiveness of controls, including the failure of human judgment. If we fail to maintain an effective system of control or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product, all of which could have a material affect on our results.

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

        We invest excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds, collateral-backed mortgage obligations and governmental securities. During fiscal years 2008 and 2007, we have seen a sharp decline in the value of our collateral-backed mortgage obligations and certain other securities. If the negative market conditions continue we may not be able to hold these investments to maturity or may have to dispose of the investments while they are at a loss position, which could have a materially adverse impact on our results of operations, financial position and cash flows.

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

        Federal, state, foreign and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes, and on the operation of our facilities and equipment. We believe we use reasonable efforts to maintain a system of compliance and controls for these laws and regulations. However, we cannot provide absolute assurance that these controls will always be effective or that issues with respect to these matters will not from time to time occur. There are also inherent limitations on the effectiveness of controls, including the failure of human judgment.

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

        We have the $150.0 million credit facility with a group of banks under which our ability to draw has been suspended pending the banks review of our current financial reporting and the presence of no default. There can be no assurance that the suspension will be removed or that the credit facility will not be terminated or modified to impose more onerous terms.

        Our international operations expose us to material risks.

        We expect revenue from foreign markets to continue to represent a significant portion of total revenue. We maintain or contract with significant operations and equipment in foreign countries, including wafer fabrication and product assembly. Among others, the following risks are inherent in doing business internationally: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; war; terrorism; and foreign currency fluctuations.

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

        Our reported results can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, accounting principles generally accepted in the United States of America.

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

        Natural disasters, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability.

        Natural disasters, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability. Such events could affect our domestic and international sales, disrupt our supply chains, and impair our ability to produce and deliver our products. While we do not have facilities located near the affected areas, such activities could affect physical facilities, primarily for raw materials and process chemicals and gases of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that natural events have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of the date of this Annual Report on Form 10-K, there are no unresolved Staff comments regarding our previously filed periodic or current reports under the Exchange Act.

ITEM 2.    PROPERTIES

        We maintain manufacturing and office facilities around the world. Our manufacturing facilities, design centers and business offices as of September 5, 2008, are in the following locations:

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

        Our manufacturing facilities in Santa Clara, California and Leominster, Massachusetts are dedicated for use by the A&D business segment. With the exception of the facilities at these two locations, the rest of our fabrication and assembly facilities are shared by the PMD, ESP, A&D, EP, and PS segments. The IP segment generally operates out of our El Segundo, California business office. Our Temecula, California and Tijuana, Mexico facilities include certain manufacturing and production activities related to the TS segment, and the sale of the PCS Business to Vishay as part of the Divestiture (see also Part II, Item 8, Note 2, "Discontinued Operations and the Divestiture").

        We believe our facilities are adequate for current and anticipated near-term operating needs. During the fiscal quarter ended June 30, 2008, we operated at approximately 70 percent, down from over 87 percent at the end of the June 30, 2007 fiscal year, of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity. The decline in operating capacity primarily reflects the build up of inventory to meet anticipated demand which is slow to materialize, and shifting capacity to the production of more complex products.

        In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility. We expect the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010.

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

         International Rectifier Securities Litigation.    Following our disclosure on April 9, 2007 that our Audit Committee was conducting the internal Investigation into certain revenue recognition matters, a series of putative class action lawsuits was filed against us in the United States District Court for the Central District of California. The complaints were filed on behalf of a putative class of purchasers of our stock from October 27, 2005 through April 9, 2007 ("Original Class Period"), and named as defendants our Company and certain of its present and former officers and directors. The complaints alleged violations of Sections 10(b) and 20(a) of the Exchange Act arising out of alleged accounting irregularities at our Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed the Massachusetts Laborers' Pension Fund and the General Retirement System of the City of Detroit (together, "Lead Plaintiffs") as co-lead plaintiffs.

        On January 14, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint ("CAC"). The CAC purported to extend the Original Class Period by nearly two years, from July 31, 2003 to August 29, 2007, and added claims based upon our disclosures that certain former officers improperly allocated operating expenses as restructuring charges, improperly assigned tax liability from higher to lower tax jurisdictions and improperly accounted for tax benefits associated with the granting of stock options. The CAC named as defendants several of our former officers, but did not name any of our past or present directors except Eric Lidow and Alex Lidow. On March 6, 2008, defendants filed motions to dismiss the CAC. On May 23, 2008, the Court issued an order granting defendants' motions to dismiss, without prejudice, on the ground that Lead Plaintiffs failed to plead detailed facts sufficient to give rise to a strong inference of defendants' scienter. The Court has permitted Lead Plaintiffs to file an amended complaint on or before October 17, 2008.

         Derivative Litigation.    On August 1, 2008, a partial derivative lawsuit captioned Mayers v. Lidow, No. BC395652, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint asserts derivative claims, purportedly on behalf of our Company, against certain of our former officers, and current and former directors, alleging breach of fiduciary duty, unjust enrichment and violations of Section 25402 of the California Corporations Code in connection with the matters reported in our recent public filings with the SEC. The derivative claims seek damages, disgorgement and imposition of a constructive trust against the individual defendants purportedly for the benefit of our Company. The complaint also seeks injunctive relief against the current Board of Directors under a provision of Delaware law that permits shareholders to ask the Court of Chancery to require, in its discretion, a company to hold an annual shareholders' meeting. The complaint does not seek monetary relief against our Company. IR intends to move for dismissal of these claims on the grounds that plaintiff does not have standing to proceed derivatively on the behalf of the corporation.

         Litigation Arising from Vishay Proposal.    On August 15, 2008, shortly after our disclosure that Vishay had made an unsolicited, non-binding proposal to acquire all our outstanding shares for $21.22 per share in cash, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint names as defendants our Company and all current directors and alleges that the Vishay proposal is unfair and that our directors breached their fiduciary duties in connection with the proposed acquisition by failing to properly value our Company and, if they accept the offer, by failing to maximize our Company's value through steps such as the solicitation of alternate offers. The action seeks to enjoin defendants from agreeing to the Vishay proposal or, alternatively, to rescind a merger with Vishay if it were ultimately consummated, as well as an award of attorneys' fees and costs. Five other substantively identical complaints seeking the same relief also have been filed in the same court: United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. International Rectifier Corp., No. BC396490 (filed Aug. 19, 2008); Gerber v. International Rectifier Corporation, No. BC 396678 (filed Aug. 20, 2008); Hay Ly v. International Rectifier Corporation, No. BC 396679 (filed Aug. 20, 2008); Soyugenc v. International Rectifier Corp., No. BC396855 (filed Aug. 22, 2008); and Guttman v. International Rectifier Corp., No. BC396818 (filed Aug. 22, 2008). The lawyers that filed the Zhao complaint also filed the complaints in Gerber, Ly, and Soyugenc. On August 22, 2008, United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 ("United Union") filed a motion for consolidation and for appointment as lead plaintiff. In support of its motion, United Union argues that each action asserts similar claims, that United Union is the only institutional plaintiff, and that United Union's attorneys are qualified to serve as lead counsel for the class. We expect to join United Union's motion for consolidation but likely will take no position as to the appointment of lead plaintiff.

        On August 29, 2008, within hours of our announcement that we had rejected the August 15, 2008 proposal made by Vishay to purchase all of our Company's outstanding shares, a partial derivative complaint captioned City of Sterling Heights Police Fire Retirement System v. Dahl, No. BC397326, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint names as defendants all of our current directors and alleges that the directors breached their fiduciary duties by rejecting the Vishay offer and by failing to negotiate a higher price in connection with that offer. In addition to the claim for breach of fiduciary duty, which plaintiff brings both derivatively and purportedly on behalf of a class of investors, plaintiff also alleges derivative claims for abuse of control, gross mismanagement, and waste. The complaint seeks an injunction requiring the Board of Directors to appoint a committee of independent directors to consider strategic alternatives for our Company and invalidating any defensive measures the Board of Directors might take in connection with this or any other offer.

        None of these actions seeks damages against our Company. We believe that the actions are without merit. We expect to seek to consolidate the actions and intend to oppose them vigorously.

        On September 10, 2008, Vishay made an unsolicited proposal to acquire all our outstanding shares at a price of $23.00 per share, and announced its intention to commence a tender offer to purchase all of our shares. In addition, it gave notice of its intention: (a) to nominate three individuals for election as Class I directors at the 2007 Annual Meeting scheduled for October 10, 2008 ("2007 Annual Meeting"), and (b) to present at that meeting proposals to amend our Bylaws. Vishay's proposed Bylaw amendments provide: (x) that the meeting to elect our Class II directors be held by December 21,

2008; (y) that any adjournment of a stockholders' meeting at which a quorum is present must be approved by a majority of the shares present at the meeting in person or by proxy; and (z) for an amendment to the Bylaws to repeal any new Bylaws and Bylaw amendments adopted by the Board of Directors between February 29, 2008 and the 2007 Annual Meeting unless approved by holders of a majority of the outstanding shares of the Company.

        On the same date, Vishay also commenced an action in the Delaware Court of Chancery (the "Delaware Action") against us and our current directors seeking, among other things: (a) to compel a meeting of shareholders on or before December 21, 2008 to elect Class II directors to fill the positions of those whose terms expire in 2008; (b) a declaration that proposed amendments to our Bylaws are valid under Delaware law and our Certificate of Incorporation; and (c) a mandatory injunction requiring us to present such proposed amendments for a vote at the 2007 Annual Meeting. The Delaware Action does not seek damages against us. We believe that the Delaware Action is without merit and intend to oppose it vigorously.

         Governmental Investigations.    We are cooperating fully with investigators from the SEC Division of Enforcement, the IRS and the U.S. Attorneys' Office regarding matters relating to the Audit Committee-led Investigation and other matters described in Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements," of our Annual Report on Form 10-K for fiscal year 2007 filed with the SEC on August 1, 2008. We have responded to subpoenas for records from the SEC; and we will continue to cooperate with these investigators regarding their investigation into these matters.

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

        Richard J. Dahl has been a director since February 2008. He was appointed Chairman of the Board on May 1, 2008. Mr. Dahl has served as director of the NYSE-listed DineEquity, Inc. (and formerly IHOP Corporation) since 2004, where he presides as Chairman of the Audit Committee. From 2002 to 2007, Mr. Dahl held various executive level positions with the Dole Food Company, Inc. ("Dole"), most recently as President and Chief Operating Officer from 2004 to 2007, and served as a member of its Board of Directors. Prior to his work at Dole, Mr. Dahl was President and Chief Operating Officer of Bank of Hawaii Corporation.

        Oleg Khaykin joined us in March 2008 as President and CEO. He was appointed a director promptly following March 1, 2008. Prior to joining us, Mr. Khaykin was Chief Operating Officer for Amkor Technology, Inc., which he joined in 2003 as Executive Vice President of Strategy and Business Development. Prior to his work at Amkor Technology, Inc., Mr. Khaykin held various positions of increasing leadership at Conexant Systems Inc. ("Conexant") and its spin-off, Mindspeed Technologies Inc., from 1999 to 2003, where he most recently served as Vice President of Strategy and Business Development. Before joining Conexant, Mr. Khaykin was with the Boston Consulting Group.

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

        Peter B. Knepper has been assisting us since January 2008 as a partner with Tatum LLC ("Tatum") and since April 16, 2008 he has served as Acting CFO. He has advised and held senior financial management positions with several prominent corporations including interim CFO from January to June 2006 at MDI, Inc., a publicly traded company, and Executive Vice President and CFO for Key3Media Group, Inc. from March 2000 through June 2003. Prior to Key3Media Group, Inc., Mr. Knepper served for 10 years as Senior Vice President and CFO of Ticketmaster Group, Inc.

        Michael Barrow joined us in April 2008 as Executive Vice President and Chief Operations Officer. Prior to joining IR, Mr. Barrow most recently served as Senior Vice President of the Flip Chip and Wafer Level Business Unit for Amkor Technology, Inc., where Mr. Barrow served in various positions since late 2003. Prior to his work at Amkor Technology, Inc., Mr. Barrow served 12 years in various leadership roles at Intel Corporation ("Intel"), most recently as Technology General Manager of Intel's Communications Group.

        Tim Bixler joined us in July 2008 as Vice President, Secretary and General Counsel. Prior to joining us, Mr. Bixler most recently served as Senior Business Counsel of the Homeland Protection Business of General Electric, which he joined in 2001 as Business Counsel for GE Plastics. Prior to his work at General Electric, Mr. Bixler served as General Counsel for eMD.com and also served as counsel for Ashland Inc./APAC, Inc. Mr. Bixler also spent three years at the law firm of Arnall, Golden & Gregory.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NYSE under the symbol "IRF." There were 1,385 holders of record of our common stock as of September 5, 2008. On September 5, 2008, the closing price of the common stock on the NYSE was $21.36. Stockholders are urged to obtain current market quotations for the common stock. For equity compensation plan information, please refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

        As of our fiscal year ended June 30, 2008, 13.8 million common stock shares are reserved for issuance under our stock option plans, of which 9.4 million stock options and restricted stock units are outstanding and 4.4 million are available for future grants. As of the fiscal year ended June 30, 2008, 8.6 million stock option and restricted stock units are exercisable at an average exercise price of $40.58.

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

Stock Prices

        The following table contains stock sales prices for each quarter of fiscal years 2008 and 2007:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Fiscal Year	High	Low	High	Low	High	Low	High	Low
2008	$39.50	$30.77	$35.54	$31.67	$33.97	$20.63	$25.30	$19.76
2007	38.75	32.38	41.37	33.50	43.95	37.00	38.80	34.11

Stock Performance

        The following graph compares the cumulative total stockholder return of our common stock during the last five fiscal years with (i) the cumulative total return of the Standard and Poor's 500 Stock Index and (ii) the cumulative total return of the Standard and Poor's High Technology Composite Index. The comparison assumes $100 was invested on June 30, 2003 in our common stock and in each of the foregoing indices and the reinvestment of dividends through fiscal year ended June 30, 2008. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	End of Fiscal Year
	2003	2004	2005	2006	2007	2008
International Rectifier	$100	$135	$170	$140	$133	$71
S&P 500 Index	100	114	121	129	153	130
S&P 500 Index Information Technology	100	121	118	118	148	137

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables include selected summary financial data for each of our last five fiscal years and include adjustments to reflect the Divestiture and the classification of the results of our previously reported NAP segment sold as part of the Divestiture as discontinued operations. See Part II, Item 8, Note 2, "Discontinued Operations and the Divestiture," to Notes to Consolidated Financial Statements. Our selected financial data as of and for our fiscal years ended June 30, 2008, 2007, 2006, 2005 and 2004 should be read in conjunction with Part II, Item 8, "Financial Statements and Supplementary

Data," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A").

	Fiscal Year Ended June 30,
Statements of Operations Data	2008	2007	2006	2005	2004
(In thousands, except per share data)
Revenues	$984,830	$1,202,469	$1,014,800	$1,050,514	$935,973
Cost of sales	662,007	741,111	588,934	568,538	549,415

Gross profit	322,823	461,358	425,866	481,976	386,558
Selling and administrative expense	293,168	212,088	196,766	174,721	158,083
Research and development expense	105,812	122,794	104,102	99,399	84,037
Impairment of goodwill	32,624	—	—	—	—
Amortization of acquisition-related intangible assets	4,656	1,889	3,330	3,976	3,739
Asset impairment, restructuring and other charges (credits)	3,080	10,398	87	(1,964)	10,083
Gain on royalty settlement	—	—	—	2,650	7,800

Operating (loss) income	(116,517)	114,189	121,581	208,494	138,416
Other expense (income), net	19,423	(6,257)	(15,786)	(1,581)	(487)
Interest (income) expense, net	(29,093)	(16,036)	(6,784)	1,194	1,033

(Loss) income from continuing operations before income taxes	(106,847)	136,482	144,151	208,881	137,870
(Benefit from) provision for income taxes	(44,205)	62,995	93,987	104,113	46,897

(Loss) income from continuing operations	(62,642)	73,487	50,164	104,768	90,973
Income (loss) from discontinued operations, net of taxes	—	4,255	(13,654)	(19,774)	(15,019)

Net (loss) income	$(62,642)	$77,742	$36,510	$84,994	$75,954

Net (loss) income per common share:
Basic:
(Loss) income from continuing operations	$(0.86)	$1.01	$0.71	$1.55	$1.39
Income (loss) from discontinued operations	—	0.06	(0.20)	(0.29)	(0.23)

Net (loss) income per share	$(0.86)	$1.07	$0.51	$1.26	$1.16

Diluted:
(Loss) income from continuing operations	$(0.86)	$1.01	$0.70	$1.47	$1.33
Income (loss) from discontinued operations	—	0.06	(0.19)	(0.26)	(0.22)

Net (loss) income per share	$(0.86)	$1.07	$0.51	$1.21	$1.11

Balance Sheet Data
Total cash, cash equivalents, restricted cash and investments	$745,236	$1,317,528	$1,092,628	$940,720	$836,209
Total assets	1,874,912	2,647,405	2,510,461	2,222,001	2,021,382
Long-term debt, less current maturities	—	—	617,540	547,259	560,020

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1, "Business;" Part II, Item 6, "Selected Financial Data;" and Part II, Item 8, "Financial Statements and Supplementary Data." Except for historic information contained herein, the matters addressed in this MD&A constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, as amended. Forward-looking statements may be identified by the use of terms such as "anticipate," "believe," "expect," "intend," "project," "will," and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading "Statement of Caution Under the Private Securities Litigation Reform Act of 1995," in Part I, Item 1A, "Risk Factors" and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

Introduction

        During fiscal year 2008, our Audit Committee completed the Investigation into certain accounting and financial reporting matters. As a result of the issues identified in that Investigation, as well as issues identified in additional reviews and procedures conducted by management with the assistance of external advisors, the Audit Committee determined that neither our financial statements for the fiscal quarters ended September 30, 2003 through December 31, 2006 and for the fiscal years ended June 30, 2004 through June 30, 2006 nor management's reports on internal control over financial reporting for the fiscal years ended June 30, 2005 and 2006 should be relied upon because of certain accounting errors and irregularities in those financial statements and reports on internal control over financial reporting. Accordingly, we restated our previously issued financial statements for those periods. Restated financial information is presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on August 1, 2008, which also contains a description of the Investigation, the accounting errors and irregularities identified and the adjustments made as a result of the restatement.

        As of the fiscal year ended June 30, 2007, our segments were revised to reflect how our CEO viewed us subsequent to the sale of our PCS Business. For more information regarding the Divestiture of our PCS Business, refer to Part II, Item 8, Note 2, "Discontinued Operations and the Divestiture" to the Consolidated Financial Statements. For more information regarding our segments, refer to Part II, Item 8, Note 8, "Segment Information."

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

        On April 1, 2007, the last day of our fiscal quarter ended March 31, 2007, we completed the Divestiture and the resulting sale of our PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. Since the consummation of the Divestiture, a number of matters have developed, as discussed in Part II, Item 8, Note 2, "Discontinued Operations and the Divestiture," that raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, we have continued to defer recognition of the gain from continuing operations of $112.6 million as of June 30, 2008. However, we recognized the loss from discontinued operations of $4.3 million in fiscal year 2007.

        A number of disputes have arisen between Vishay and us regarding the Divestiture which remain ongoing as of the date of this report. (See Part II, Item 8, Note 12, "Commitments and Contingencies"). We cannot reasonably determine when these disputes will be resolved.

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

        Subsequent to the Divestiture in the fourth fiscal quarter ended June 30, 2007, our CEO redefined our business segments to better focus on the two key power management challenges, energy savings and energy efficiency. Beginning in the fourth fiscal quarter ended June 30, 2007, we reported our financial segments based on how our CEO reviewed and allocated resources for the business and assessed the performance of our business managers. We now report in seven segments: EP, PMD, PS, ESP, A&D, IP and TS.

        As part of the PCS Business sale to Vishay, we agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which is reported separately in the TS segment. The results of the PCS Business through the Divestiture date were previously reported in the CP and NAP segments, consistent with prior years and in line with our business segment reporting prior to our reorganization and the redefinition of our business segments by our CEO. As outlined above, for the fiscal year ended June 30, 2007, the financial results of the NAP segment were included in discontinued operations and prior period results were correspondingly reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations. In addition, as part of our reorganization, whereas previously, power management MOSFETs were reported based on end market applications within the ESP segment and our previously reported C&C segment (which has now been separated into EP, PMD and PS segments), they are now reported within the PMD segment.

Results of Operations

        The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Fiscal Year Ended June 30,
	2008		2007		2006
Revenues	$984.8	100.0%	$1,202.5	100.0%	$1,014.8	100.0%
Cost of sales	662.0	67.2	741.1	61.6	588.9	58.0

Gross profit	322.8	32.8	461.4	38.4	425.9	42.0
Selling and administrative expense	293.1	29.8	212.1	17.6	196.8	19.4
Research and development expense	105.8	10.7	122.8	10.2	104.1	10.3
Impairment of goodwill	32.6	3.3	—	—	—	—
Amortization of acquisition-related intangible assets	4.7	0.5	1.9	0.2	3.3	0.3
Asset impairment, restructuring and other charges	3.1	0.4	10.4	0.9	0.1	0.0

Operating (loss) income	(116.5)	(11.9)	114.2	9.5	121.6	12.0
Other expense (income), net	19.4	2.0	(6.3)	(0.5)	(15.8)	(1.5)
Interest income, net	(29.1)	(3.0)	(16.0)	(1.3)	(6.8)	(0.7)

(Loss) income from continuing operations before income taxes	(106.8)	(10.9)	136.5	11.3	144.2	14.2
(Benefit from) provision for income taxes	(44.2)	(4.5)	63.0	5.2	94.0	9.3

(Loss) income from continuing operations	(62.6)	(6.4)	73.5	6.1	50.2	4.9
Income (loss) from discontinued operations, net of taxes	—	—	4.3	0.4	(13.7)	(1.3)

Net (loss) income	$(62.6)	(6.4)%	$77.8	6.5%	$36.5	3.6%

Fiscal Year 2008 Compared with Fiscal Year 2007

Revenues and Gross Margin

        Revenue for the fiscal year ended June 30, 2008 was $1.0 billion, compared to $1.2 billion in the prior fiscal year ended June 30, 2007. During fiscal year 2008, revenues decreased by 18.1 percent compared to fiscal year 2007. This year-over-year revenue decrease occurred mostly due to fiscal year 2007 having three quarters of the PCS Business compared to none in 2008, the expiration of our broadest royalty-producing patents in the fourth quarter of fiscal year 2008, and expected reductions in our channel inventory. During fiscal year 2008, we focused on reducing our channel inventories particularly in the fourth quarter. Since we recognize revenue upon shipment to our channel partners, this initiative reduced our revenue compared to fiscal year 2007. Furthermore, we exited fiscal year 2007 with revenue declining in the second half of the fiscal year. This trend continued to materialize in fiscal year 2008 as we saw declines in most of our segments. However, we did experience year-on-year strength in data center-related products, including enterprise servers and workstations in the EP segment. Other segments also declined due to an overall market weakness resulting from decreased consumer spending and a downturn in the housing market.

        Gross margin declined to 32.8 percent for fiscal year ended June 30, 2008, from 38.4 percent in the prior fiscal year. During the fiscal year ended June 30, 2008, our gross margin was negatively impacted by lower factory utilization in fiscal year 2008 compared to 2007 as volumes declined due to lower revenue, planned inventory reductions and a draw down in our channel inventory. Furthermore, the Divestiture resulted in a lower base of revenue over which to absorb indirect manufacturing costs, and we did not complete a commensurate reduction in these costs. In fiscal year 2008, our gross margin decreased as our TS revenue was $40.9 million higher than fiscal year 2007 with minimal or no gross margin attributed to that revenue. We also had $13.7 million lower gross margin due to lower IP revenue as our broadest royalty-producing patents expired. These items that negatively impacted gross margin in fiscal year 2008 were partially offset by lower inventory write-offs compared to fiscal year 2007. During fiscal year 2008, we recorded inventory charges totaling $29.8 million associated with a) products we deemed to be in excess of demand or obsolete and no longer plan to support totaling $18.2 million, b) die component inventory that we determined to be in excess of demand totaling $9.6 million, c) write-offs of $1.4 million related to channel inventory returns and d) quality issues of $0.6 million. During fiscal year 2007, we recorded inventory charges totaling $45.3 million including a) products we deemed to be in excess of demand or obsolete and no longer plan to support totaling $25.7 million, b) quality issues in game station products totaling $10.9 million and c) excess equipment spare parts inventory of $8.7 million.

        Revenue from our ongoing operating segments, which include the PMD, ESP, A&D, EP, PS and IP segments, decreased to $925.2 million for the fiscal year ended June 30, 2008, from $1,014.5 million for the fiscal year ended June 30, 2007, due to a draw down of inventory in the channel, the expiration of our broadest royalty-producing patents and the overall market decline. Ongoing segment revenues increased to 93.9 percent of our consolidated revenue for the fiscal year ended June 30, 2008, from 84.4 percent for fiscal year 2007. Gross profit margin for these segments was 34.9 percent for the fiscal year ended June 30, 2008 and 42.5 percent for the prior fiscal year ended June 30, 2007. The gross profit decline was due to lower factory utilization, a lower base of revenue over which to absorb indirect manufacturing costs, the expiration of our broadest royalty-producing patents and the reduction of manufacturing volumes associated with the draw down of inventory in the channel.

        Revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	June 30, 2008			June 30, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$373,947	38.0%	21.2%	$416,464	34.6%	33.7%
Energy-Saving Products	202,239	20.5	37.1	225,250	18.7	47.7
Aerospace and Defense	152,855	15.5	50.4	157,008	13.1	51.2
Enterprise Power	102,484	10.4	43.5	87,535	7.3	52.0
PowerStage	63,197	6.4	25.4	84,070	7.0	15.5
Intellectual Property	30,490	3.1	100.0	44,171	3.7	100.0

Ongoing segments total	925,212	93.9	34.9	1,014,498	84.4	42.5
Transition Services	59,618	6.1	0.4	18,730	1.6	7.5
Commodity Products	—	—	—	169,241	14.0	17.1

Consolidated total	$984,830	100.0%	32.8%	$1,202,469	100.0%	38.4%

        PMD segment revenue for the fiscal year ended June 30, 2008 decreased by 10.2 percent from the fiscal year ended June 30, 2007, due to reductions in channel inventories and softening in the general market. Gross margin for the PMD segment declined to 21.2 percent for the fiscal year ended June 30, 2008, from 33.7 percent in the prior fiscal year, primarily due to lower average selling price, lower factory utilization from lower revenue and lower manufacturing overhead absorption due to the Divestiture.

        ESP revenue decreased by 10.2 percent for the fiscal year ended June 30, 2008, from the fiscal year ended June 30, 2007. The revenue decrease was caused by a decline in general purpose HVICs due to a reduction of inventory levels at distributors and general softening market demand. Gross margin for the ESP segment was 37.1 percent for the fiscal year ended June 30, 2008, compared to

47.7 percent in the prior fiscal year. The large volume decline in general purpose ICs reduced factory utilization and negatively impacted gross margin. In addition, production costs were higher due to lower manufacturing overhead absorption due to the Divestiture.

        A&D revenue for the fiscal year ended June 30, 2008 decreased by 2.6 percent from the prior fiscal year ended June 30, 2007. The decline in revenue was driven by a significant draw down in channel inventories and softening demand in our military replenishment programs. Strength in new markets for medical devices, fiber-optic communications and oil drilling systems partially mitigated the overall revenue decline. Gross margin for the A&D segment declined to 50.4 percent for the fiscal year ended June 30, 2008, from 51.2 percent in the prior fiscal year. The draw down in channel inventories impacted overall gross margins as these products were higher than average margin products.

        EP revenue for the fiscal year ended June 30, 2008 increased by 17.1 percent from the prior fiscal year ended June 30, 2007, due to increased demand in data center-related products, including enterprise servers and workstations in the EP segment. Gross margin for the EP segment decreased to 43.5 percent for the fiscal year ended June 30, 2008, from 52.0 percent in the prior fiscal year. The gross margin was impacted by higher production costs in fiscal year 2008 due to under utilization of factory capacity and lower manufacturing overhead absorption due to the Divestiture. Gross margins were also negatively impacted by $0.9 million of higher inventory write-offs in fiscal year 2008 versus 2007 associated with products we deemed obsolete and no longer plan to support and die component inventory that we determined to be in excess of demand.

        PS revenue for fiscal year ended June 30, 2008 decreased by 24.8 percent from the prior fiscal year ended June 30, 2007, mainly due to lower sales of game station products, as game station redesigns using new generation central processing units/graphics processing units ("CPU/GPUs") which require lower levels of power processing use fewer of our iPOWIR® components. Gross margin for the PS segment increased to 25.4 percent for the fiscal year ended June 30, 2008, from 15.5 percent in the prior fiscal year, due to $10.9 million of inventory write-offs related to quality issues in game station parts in fiscal year 2007 that did not repeat in fiscal year 2008. This gross margin improvement was partially offset by $1.8 million of inventory related charges in fiscal year 2008 associated with products we deemed obsolete and no longer plan to support, die component inventory that we determined to be in excess of demand and equipment spare parts.

        IP revenue was $30.5 million for the fiscal year ended June 30, 2008 compared to $44.2 million for the prior fiscal year. The decrease is due to the expiration of our broadest MOSFET patents in the fourth quarter of fiscal year 2008.

        TS revenue was $59.6 million in fiscal year ended June 30, 2008 compared to $18.7 million in fiscal year ended June 30, 2007. The revenue increase was due to having four quarters of TS revenue in fiscal year 2008 compared to one in the prior year. TS revenue consisted of new manufacturing and related services provided to Vishay. As part of the PCS sale agreements, we supply manufacturing services to Vishay at approximately our cost. TS revenue is expected to continue for up to three years from the date of the Divestiture, which was April 1, 2007.

Selling and Administrative Expense

        For the fiscal year ended June 30, 2008, selling and administrative expense was $293.1 million (29.8 percent of revenue), compared to $212.1 million (17.6 percent of revenue) in the prior fiscal year ended June 30, 2007. Fiscal year 2008 selling and administrative expense included an increase of $87.6 million of legal, audit and consulting costs associated with the Audit Committee-led Investigation, reconstruction of the financial results at our Japan subsidiary, and restatements of multiple periods of consolidated financial statements. The Audit Committee-led Investigation and the financial restatements have continued through fiscal year 2008 and as of June 30, 2008, these costs totaled $104.8 million with $96.2 million recorded in fiscal year 2008 and $8.6 million recorded in fiscal year

2007. These costs, combined with consulting expenses in support of preparing our Annual Report on Form 10-K for our fiscal year 2008, are expected to total more than $125.0 million of which approximately $20.0 million relates to the first quarter of fiscal year 2009.

        Excluding costs associated with the Audit Committee-led Investigation, there was a $6.6 million decrease in selling and administrative expense from fiscal years 2007 to 2008. This decrease in selling and administrative expenses mainly due to cost reductions following the Divestiture was partially offset by stock option charges increasing from $8.6 million in fiscal year 2007 to $9.0 million in fiscal year 2008.

Research and Development Expense

        For the fiscal year ended June 30, 2008 and 2007, R&D expense was $105.8 million and $122.8 million (10.7 percent and 10.2 percent of revenue, respectively). The reason for the decline in R&D spending was primarily due to headcount reductions associated with lower revenue following the Divestiture. We realized year-over-year cost savings of $1.6 million relating to facility closures in Oxted, England and El Segundo, California. In the third quarter of fiscal year 2008, we adopted a plan for the closure of these facilities. The cost associated with closing and exiting these facilities and severance costs are expected to total approximately $13.8 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. We expect the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010. We continue to concentrate our R&D activities on developing new platform technologies, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET and IGBT product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next generation of applications, including new game stations, industrial electronic motors, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances. Additionally stock option charges decreased from fiscal year 2007 to fiscal year 2008 by $2.5 million.

Impairment of Goodwill

        In the fourth quarter of fiscal year 2008, we assessed our goodwill for impairment. Our assessment considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions and technology. After completing the first step in the Goodwill impairment analysis, we concluded that the Goodwill in the PS and PMD segments should be impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in our PS segment, and softening demand and pricing for our products in the PMD segment. Based on the results of the annual assessment of goodwill for impairment, the net book value of two of our reporting units, PMD and PS, exceed their estimated fair value determined using a discounted cash flow analysis. Our initial assessment of our IP segment in the fourth quarter of fiscal year 2008 also indicated a potential impairment for this segment. However, subsequent to this analysis, we signed an extension to an existing license agreement which improved our forecasted cash flows for the IP segment, and we determined that no goodwill impairment would be required. We performed the second step of the impairment test to the PMD and PS segments and recorded goodwill impairment charges of $28.7 million relating to PMD and $3.9 million relating to PS.

Asset Impairment, Restructuring and Other Charges

        The following table sets forth the charges we recorded in the fiscal years ended June 30, 2008, 2007, and 2006 related to our restructuring initiatives (in thousands):

	2008	2007	2006
Reported in cost of sales	$—	$1,001	$3,444

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$5,878	$397
Severance	2,670	5,073	(690)
Other charges	410	620	3,194

Subtotal	3,080	11,571	2,901
Discontinued operations	—	(1,173)	(2,814)

Total asset impairment, restructuring and other charges	$3,080	$10,398	$87

The December 2002 Initiative

        In December 2002, we announced a restructuring initiative to better reposition ourselves for market conditions at the time and de-emphasize our commodity business. Our restructuring plans included consolidating and closing certain manufacturing sites in designated facilities and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, we sought to implement initiatives to lower overhead costs across our support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges we recorded in the fiscal years ended June 30, 2007 and 2006, related to our December 2002 restructuring initiative (in thousands):

	2008	2007	2006
Reported in cost of sales	$—	$1,001	$2,918

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$91
Severance	—	111	(932)
Other charges	—	475	2,499

Total asset impairment, restructuring and other charges	$—	$586	$1,658

        Charges recorded as an element of cost of sales in 2007 and 2006 represent costs from the closure of our assembly line in Krefeld, Germany and the move of those manufacturing activities to our facility in Swansea, Wales. The principal elements of those costs related to startup and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and,

  •
  Training and transition expenses for the Swansea workforce.

        Severance credits in fiscal year 2006 represent reversals of our severance accruals stemming from downward changes in our estimates of our ultimate severance liability under the December 2002 initiative. In 2006, the credit of $0.9 million is principally comprised of a downward revision of $1.6 million in our severance accrual as we completed an initiative to consolidate certain A&D manufacturing operations. This amount was partly offset by severance expense of $0.7 million mainly relating to our Mexico facility.

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

The PCS Divestiture Initiative

        During the fiscal year ended June 30, 2007, in anticipation of the sale of the PCS Business, which represented about one-fourth of our business, we reviewed our overall manufacturing and support organizations and began to implement various cost-cutting measures. Our actions included terminating approximately 100 employees who were part of the PCS Business, but ultimately not hired by Vishay. As part of the employee terminations, we recorded $5.0 million in restructuring-related severance charges for the fiscal year ended June 30, 2007. The following illustrates the charges we recorded in the fiscal years ended June 30, 2007 and 2006 related to our PCS restructuring initiative (in thousands):

	2008	2007	2006
Reported in cost of sales	$—	$—	$526

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$5,878	$—
Severance	—	4,962	240
Other charges	—	158	457

Total asset impairment, restructuring and other charges	$—	$10,998	$697

        We recorded $5.9 million in asset impairment charges during fiscal year 2007 relating to certain property, plant and equipment not acquired by Vishay in connection with the Divestiture.

Other Activities and Charges

        From time to time, we also undertake and execute other smaller scale restructuring initiatives at our local sites. The following illustrates the charges (credits) we recorded in the fiscal years ended June 30, 2008, 2007 and 2006 related to our other restructuring activities (in thousands):

	2008	2007	2006
Reported in cost of sales	$—	$—	$—

Reported in asset impairment, restructuring and other charges (credits):
Asset impairment	$—	$—	$306
Severance	2,670	—	2
Other charges (credits)	410	(13)	238

Total asset impairment, restructuring and other charges (credits)	$3,080	$(13)	$546

        In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $13.8 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. In fiscal year 2008, severance charges consisted of $1.2 million related to the closure of our Oxted facility and $1.5 million related to our El Segundo facility. We expect the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010.

Other Income and Expense

        Other expense (income) was $19.4 million and $(6.3) million for the fiscal years ended June 30, 2008 and 2007, respectively. The change is primarily due to investment impairment charges of $8.4 million in the second half of fiscal year 2008, a charge for debt retirement of $5.7 million in the first quarter of fiscal year 2008, a write off of $3.6 million related to our investment in the common stock of a non-publicly traded company in the fourth quarter of fiscal year 2008 and lower gains on foreign exchange transactions. Other expense (income) primarily includes foreign currency fluctuations, dividend income from our equity investments and investment impairments.

        In the fiscal year ended June 30, 2007, we recognized foreign currency exchange gains of $3.8 million compared to a minimal loss in the fiscal year ended June 30, 2008.

Interest Income and Expense

        Interest income was $33.0 million and $54.6 million for the fiscal years ended June 30, 2008 and 2007, respectively, reflecting higher prevailing interest rates on lower average cash and investments balances during the fiscal year 2008 due primarily to the repayment of the $550.0 million convertible subordinated notes ("Notes") on July 16, 2007, the $74.0 million payment of income taxes, and the payment of Investigation-related expenses throughout the fiscal year of $96.2 million, offset by cash from operations.

        Interest expense was $3.9 million and $38.6 million for the fiscal years ended June 30, 2008 and 2007, respectively, primarily reflecting a lower interest expense due to the repayment of the Notes on July 16, 2007.

Income Taxes

        The rate of tax from continuing operations was (41.4) percent and 46.1 percent for the fiscal years ended June 30, 2008 and 2007, respectively. The rate for the fiscal year ended June 30, 2008 was higher than the expected U.S. federal statutory tax rate of 35 percent primarily from the availability of carrying back current operating losses, the release of tax contingencies largely related to certain penalties, R&D and foreign tax credits, and lower statutory rates in certain jurisdictions, which were partially offset by the impairment of goodwill, deemed foreign distributions, and an increase in tax contingencies. The rate for the fiscal year ended June 30, 2007 was higher than the expected U.S. federal statutory tax rate of 35 percent primarily from actual and deemed foreign distributions, an increase in penalties and interest, transfer pricing adjustments resulting in double taxation, and state taxes; partially offset by the tax benefit from the Divestiture, the benefit of R&D and foreign tax credits.

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

        Gross margin declined to 38.4 percent for fiscal year ended June 30, 2007, from 42.0 percent in the prior fiscal year. Our fiscal year 2007 gross profit was negatively impacted by a write-off of $45.3 million of inventory including a) $25.7 million of inventory for products we deemed to be in excess of demand or obsolete and no longer plan to support, b) $10.9 million related to quality issues in game station products and c) $8.7 million related to the write-off of excess equipment spare parts inventory, compared to a $5.5 million Japan-related inventory write-off and an excess and obsolescence write off of $8.2 million in fiscal year 2006. In fiscal year 2007, we also incurred higher than normal production costs primarily due to increased qualification expenses from the introduction of new products used in next-generation game stations and servers. These costs were partially offset by favorable utilization of our other factories as we built inventory in the second half of fiscal year 2007.

        Revenue from our ongoing operating segments, which include the PMD, ESP, A&D, EP, PS and IP segments, increased to $1,014.5 million for the fiscal year ended June 30, 2007, from $816.7 million for the fiscal year ended June 30, 2006, reflecting growth in all segments, as further described below. These revenues increased to 84.4 percent of our consolidated revenue for the fiscal year ended June 30, 2007, from 80.5 percent for fiscal year 2006. Gross profit margin for these segments was 42.5 percent for the fiscal year ended June 30, 2007 and 46.8 percent for the prior fiscal year ended June 30, 2006. The gross profit declined mostly due to inventory write-offs mentioned above.

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

        PMD segment revenue for the fiscal year ended June 30, 2007 increased by 12.6 percent from the fiscal year ended June 30, 2006, reflecting growth in multiple end markets, including desktop and laptop computers, associated consumer electronics, and industrial and commercial battery-powered applications. Gross margin for the PMD segment declined to 33.7 percent for the fiscal year ended June 30, 2007, from 36.6 percent in the prior fiscal year, primarily due to a $7.4 million excess equipment spare parts inventory write-off and a $2.8 million inventory write-off related to an older technology that we no longer support.

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

        PS revenue for fiscal year ended June 30, 2007 increased $76.1 million from the prior fiscal year ended June 30, 2006, due to a significant increase in the demand for our game station products. Although we benefited from large growth in fiscal year 2007 from game station demand, we are expecting this demand to decline in fiscal year 2008 due to game station redesigns using new generation CPU/GPUs which require lower levels of power processing and therefore use fewer of our iPOWIR® components. Gross margin for the PS segment decreased to 15.5 percent for the fiscal year ended June 30, 2007, from 36.0 percent in the prior fiscal year, reflecting $10.9 million in inventory write-offs related to quality issues in game station parts and a $0.9 million write-off of excess and obsolete inventory and equipment spare parts, and a lower average selling price on the latest generation game station parts.

        IP revenue was $44.2 million for the fiscal year ended June 30, 2007 compared to $38.8 million for the prior fiscal year. The increase reflects opportunistic licensing of non-MOSFET technology. We expect that with the expiration of our broadest MOSFET patents in 2008, most of our IP segment revenue will cease in the fourth quarter of fiscal year 2008, and our gross profit will be adversely impacted accordingly; however, we plan to continue to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

        TS revenue consisted of the new manufacturing and related services provided to Vishay beginning in the fourth fiscal quarter ended June 30, 2007. As part of the Divestiture, we agreed to supply these services to Vishay at negotiated prices that are at or below our cost for up to three years following the closing date of the Divestiture. In addition, Vishay agreed to supply certain die products to us, subject to certain terms in connection with the Divestiture. The fair value of these transition agreements was recorded at $20.0 million for the transition services we provide to Vishay and $3.4 million for the transition services Vishay provides to us. We expect the gross profit for the TS segment to be near zero.

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

Selling and Administrative Expense

        For the fiscal year ended June 30, 2007, selling and administrative expense was $212.1 million (17.6 percent of revenue), compared to $196.8 million (19.4 percent of revenue) in the prior fiscal year ended June 30, 2006. Fiscal year 2007 selling and administrative expense included $8.6 million of legal, audit and consulting costs associated with the Audit Committee-led Investigation, reconstruction of the financial results at our Japan subsidiary, and restatements of multiple periods of consolidated financial statements.

        Excluding costs associated with the Audit Committee-led Investigation, the selling and administrative expense increase from fiscal years 2006 to 2007 was primarily due to $6.5 million of increased legal expenses and $6.3 million of higher stock option compensation charges. Additionally, there was an increase in selling expense and commission reflecting variable costs on higher revenue and increased investment in information technology infrastructure. This increase in selling and administrative expense was partially offset in the fourth quarter of fiscal year 2007 by cost reductions following the Divestiture.

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

Stock Option Plan Modifications

        Our employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, we have extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)"), the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, we determine the fair value of those awards and recognize any change in fair value in our consolidated statements of operations in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, we recorded a charge of $5.9 million for the fiscal year ended June 30, 2007 that was classified in cost of sales and operating expense.

Asset Impairment, Restructuring and Other Charges

        Refer to "Fiscal Year 2008 Compared with Fiscal Year 2007—Asset Impairment, Restructuring and Other Charges" above for the information about our restructuring charges.

The Divestiture

        On April 1, 2007, we sold our PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. As discussed in Part II, Item 8, Note 2, "Discontinued Operations and the Divestiture," in fiscal year 2007 we deferred recognition of the gain from continuing operations of $116.1 million. However, we did recognize in fiscal year 2007 a loss from discontinued operations of $4.3 million.

Other Income and Expense

        Other (income) expense was $(6.3) million and $(15.8) million for the fiscal years ended June 30, 2007 and 2006, respectively. In the fiscal year ended June 30, 2007, we recognized foreign currency exchange gains of $3.8 million.

        In the fiscal year ended June 30, 2006, we recognized $13.6 million of gain from the sale of a portion of our equity investment in Nihon Inter Electronics Corporation ("Nihon"), a related party (see Part II, Item 8, Note 14, "Related Party Transactions").

Interest Income and Expense

        Interest income was $54.6 million and $33.2 million for the fiscal years ended June 30, 2007 and 2006, respectively. The increase in income reflected higher prevailing interest rates and a higher average cash and investments balance during the fiscal year 2007.

        Interest expense was $38.6 million and $26.4 million for the fiscal years ended June 30, 2007 and 2006, respectively. The increase in current period expense primarily reflected a higher effective interest rate payable on our Notes outstanding, which were subsequently paid at maturity on July 16, 2007 (see Part II, Item 8, Note 5, "Bank Loans and Long-Term Debt").

Income Taxes

        The tax rate on income from continuing operations was 46.1 percent and 65.2 percent for the fiscal years ended June 30, 2007 and 2006, respectively. The rate for the fiscal year ended June 30, 2007 was higher than the expected U.S. federal statutory tax rate of 35 percent primarily from actual and deemed foreign distributions, an increase in penalties and interest, transfer pricing adjustments resulting in double taxation, and state taxes; partially offset by the tax benefit from the Divestiture, the benefit of R&D and foreign tax credits, and the benefit of export incentives. The tax provision for the fiscal year ended June 30, 2006 was higher than the expected U.S. federal statutory rate of 35 percent primarily from transfer pricing adjustments resulting in double taxation, additional tax expense associated with the distribution of earnings previously treated as permanently reinvested and the special dividend repatriation from certain controlled foreign subsidiaries under the American Jobs Creation Act of 2004, and an increase in penalties and interest, which was partially offset by the benefit of R&D and foreign tax credits, lower statutory rates in certain foreign jurisdictions, and the benefit of export incentives. Due to errors in our transfer pricing related to intercompany transactions, we filed amended income tax returns in Singapore for fiscal years 2004 through 2006 claiming tax refunds and asserted a claim for tax refunds for fiscal years 2001 and 2003. The benefit of these claims has not been recognized in our restated financial statements because the likelihood that the Singapore tax authority will refund these amounts is not probable. Consequently, we have recorded both U.S. federal income tax and Singapore income tax with respect to certain intercompany transactions in these fiscal years. The effective tax rates were based on tax law in effect at June 30, 2007 and 2006, respectively.

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

        On April 1, 2007, we completed the Divestiture and the resulting sale of our PCS Business to Vishay for $339.6 million. We received $339.6 million in cash in the month following closing, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and approximately $49.4 million of net cash retained from the assets of the entities being sold. As discussed in Part II, Item 8, Note 2, "Discontinued Operations and the Divestiture," we deferred in fiscal year 2007 recognition of the gain from continuing operations of $116.1 million. However, we did recognize in fiscal year 2007 a loss from discontinued operations of $4.3 million.

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

        The following table summarizes results from Discontinued Operations for the periods indicated (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2007	2006
Revenues	$85,060	$110,190
Cost of sales	75,176	100,010

Gross profit	9,884	10,180
Selling and administrative expense	8,101	9,756
Research and development expense	3,862	6,266
Amortization of acquisition-related intangible assets	320	920
Asset impairment, restructuring and other charges	1,173	2,814

Operating loss from discontinued operations, before taxes	(3,572)	(9,576)
Operating loss on sale of discontinued operations, before taxes	(4,262)	—

Operating loss from discontinued operations and loss on sale of discontinued operations, before taxes	(7,834)	(9,576)
Income tax benefit (provision)	12,089	(4,078)

Income (loss) from discontinued operations, net of taxes	$4,255	$(13,654)

Income (loss) from discontinued operations, per common share:
Basic	$0.06	$(0.20)

Diluted	$0.06	$(0.19)

Average common shares outstanding—basic	72,421	70,914

Average common shares and potentially dilutive securities outstanding—diluted	72,933	71,753

        Included in the determination of Net income for fiscal year 2007, we have, in connection with the Divestiture transaction, recorded a tax benefit of $18.1 million, of which $11.7 million was attributed to discontinued operations.

Liquidity and Capital Resources

        At June 30, 2008, we had $725.9 million of total cash (excluding $19.4 million of restricted cash), cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of the fiscal years ended June 30, 2008 and 2007, fair market values of our mortgage-backed and asset-backed securities were $168.2 million (23.2 percent of cash and cash equivalents, short-term and long-term investments) and $209.2 million (16.1 percent of cash and cash equivalents, short-term and long-term investments), respectively (see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for discussions about our investment strategy.) In fiscal year 2008, we recorded an $8.4 million charge for an other-than-temporary impairment relating to certain available-for-sale securities as a result of declines in their fair market values through June 30, 2008.

        Total cash, cash equivalents, and investments at the end of each year were as follows (in thousands):

	Fiscal Year Ended June 30,
	2008	2007
Cash and cash equivalents	$320,464	$853,040
Investments	405,419	449,896

Total cash, cash equivalents, and investments	$725,883	$1,302,936

        Our cash flows were as follows (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Cash flows provided by operating activities	$36,400	$185,418	$136,438
Cash flows (used in) provided by investing activities	(12,687)	271,792	(170,859)
Cash flows (used in) provided by financing activities	(554,950)	(90,507)	153,097
Effect of exchange rates	(1,339)	3,430	4,253

Net (decrease) increase in cash and cash equivalents	$(532,576)	$370,133	$122,929

        During the fiscal year ended June 30, 2008, operating activities generated cash flow of $36.4 million compared to $185.4 million generated in the prior fiscal year ended June 30, 2007. Non-cash increase to cash flow from operations during the fiscal year ended June 30, 2008 included $82.9 million of depreciation and amortization, $32.6 million of goodwill impairment, $29.8 million in inventory write-downs, and $11.1 million of stock compensation expense. Changes in operating assets and liabilities decreased cash by $42.7 million, primarily attributed to decreases in accrued taxes and other accrued liabilities, offset by decreases in trade accounts receivable, inventories and prepaids and other receivables.

        Cash used in investing activities during the fiscal year ended June 30, 2008 consisted primarily of $41.8 million of capital equipment purchases. Proceeds from sale or maturities of investments were $342.3 million, offset by $311.1 million of cash used to purchase investments. As of June 30, 2008, we had purchase commitments for capital expenditures of approximately $3.3 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand, anticipated cash flow from operations and available credit facilities.

        Cash used in financing reflected primarily the repayments of the Notes and foreign accounts receivable financing facilities. On July 16, 2007, we funded the payment at maturity of our Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, we recorded a debt retirement charge of $5.7 million from the concurrent termination of related interest rate swap transactions during the first fiscal quarter ended September 30, 2007 (see also Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" and Part II, Item 8, Note 4, "Derivative Financial Instruments").

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

In January 2007, our subsidiary in Singapore made a prepayment of $26.0 million on the loan, and in May 2007, the Singapore subsidiary prepaid the remaining balance on the loan of $55.0 million.

        We had been a party to a three-year syndicated multi-currency revolving credit facility led by BNP Paribas (the "BNP Facility") that expired in November 2006. The BNP Facility provided a credit line of $150.0 million, of which up to $150.0 million could have been used for standby letters of credit. At June 30, 2006, we had $30.3 million in foreign loans and $25.0 million in letters of credit outstanding under the BNP Facility.

        We had four accounts receivable financing facilities in Japan which we either cancelled or let expire as of June 30, 2008.

        On November 6, 2006, we entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank ("JPM"), BoA, HSBC Bank USA, and Deutsche Bank AG (the "Facility"), to replace the BNP Facility. The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on our senior leverage ratio. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 and 0.25 percent of the unused portion of the total Facility, depending upon our senior leverage ratio. The Facility also contains certain financial and other covenants, with which we were in compliance at June 30, 2008. We pledged as collateral shares of certain of our subsidiaries.

        The Facility has been amended by (together, the "Facility Amendments"): an Amendment No. 1 to the Facility dated May 4, 2007, an Amendment No. 2 to the Facility dated June 27, 2007, an Amendment No. 3 to the Facility dated September 13, 2007, an Amendment No. 4, to the Facility dated December 14, 2007 and an Amendment No. 5, to the Facility dated March 17, 2008. Pursuant to these Facility Amendments, our lenders agreed that we would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders had no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until, among other things, the lenders have received our audited consolidated financial statements, reasonably satisfactory to the lenders, and no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, we agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. We intend to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that we will be successful (see Part I, Item 1A, "Risk Factors—Our liquidity may be subject to the availability of a credit facility upon acceptable terms and conditions"). Although we are not able to access the Facility except for the renewal of outstanding letters of credit, we believe we have sufficient cash, cash equivalents, cash investments and cash flows from operations to meet current foreseeable working capital and other operating cash requirements.

        On July 30, 2008, we and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of our current filings with the SEC and if we are in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify us in writing either (i) that extensions of credit are available under the Facility to us or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, we are not able to access the Facility. The Amendment provides that failure by us to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding will result in termination of the Amendment.

        As further disclosed in Part II, Item 8, Note 4, "Derivative Financial Instruments," we had entered into a five-year foreign exchange forward contract in May 2006 with BNP Paribas (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our Japan subsidiary. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. In December 2007, we terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133 Implementation Issue No. G3 "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge," ("SFAS No. 133") the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        In connection with certain tax matters described in Part II, Item 8, Note 9, "Income Taxes," we prepared and filed in September 2007 amended U.S. federal tax returns for the fiscal years 2004 through 2006. In conjunction with the filing of these amended tax returns and extensions related to U.S. federal and state income tax returns for the fiscal year ended June 30, 2007, we remitted income taxes and interest in the aggregate amount of $74.0 million to the IRS and state taxing agencies. Upon filing the amended returns and paying the interest due on the indicated underpayment of tax, we released during the first quarter of fiscal year 2008, from accrued income taxes, $13.7 million of accrued penalty and related interest for the underpayment of income taxes due for the fiscal years 2004 to 2006 that we determined would have been payable in those years and paid approximately $44.3 million in taxes and $4.2 million for accrued interest on those taxes. We also paid, in the first quarter of fiscal year 2008, the IRS and state taxing agencies approximately $25.5 million upon the filing of fiscal year 2007 extensions. Additionally, during fiscal year 2008, we filed Forms 3115 to change certain tax accounting methods with respect to the fiscal years ended June 30, 2001 through June 30, 2006. As a consequence of filing the Forms 3115, we reversed, throughout fiscal year 2008, approximately $1.2 million of accrued penalties and related interest for the fiscal years ended June 30, 2001 through June 30, 2006.

        We are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions and have recorded in the financial statements a $15.2 million tax benefit. In certain other jurisdictions, we cannot determine that the realization of the tax refunds of $59.3 million is probable and as such, we have not recognized them as income tax benefits in its financial statements. We have determined that we have overpaid $49.0 million of income taxes (which is included in the $59.3 million) in Singapore as a result of changes in our transfer pricing of intercompany transactions.

        We have determined that in fiscal year 2009 we will file amended U.S. federal income tax returns and consequently will pay approximately $14.2 million in taxes and $13.2 million in related interest and penalties to the IRS in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

Contractual Obligations

        Our contractual obligations, including the income taxes payable described above, as of the fiscal year ended June 30, 2008, are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	5 Years & Thereafter
Taxes payable	$52,090	$30,943	$21,147	$—	$—	$—	$—
Operating leases	24,363	8,110	6,589	5,420	1,893	1,281	1,070
Capital equipment purchase commitments	3,334	3,334	—	—	—	—	—
Other purchase commitments	22,425	7,876	4,353	2,811	2,742	2,672	1,971

Total contractual obligations	$102,212	$50,263	$32,089	$8,231	$4,635	$3,953	$3,041

Off-Balance Sheet Arrangements

        Apart from the operating lease obligations and purchase commitments discussed above, we do not have any off-balance sheet arrangements as of the fiscal years ended June 30, 2008 and 2007.

Recent Accounting Pronouncements

        Information set forth under Part II, Item 8, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" is incorporated herein by reference.

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

Revenue Recognition and Allowances

        In accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," we recognize revenue when evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. We recognize revenue based on established terms and conditions with our customers, which are generally upon shipment for product sales. Certain of our customers' contracts contain substantive acceptance provisions. In such circumstances, we recognize revenue in accordance with specific contract acceptance provisions, in most instances upon customer inspection or upon delivery of proof of conformance to customer specifications.

        Certain distributors and other customers have limited rights of returns and price protection programs. Revenue on product sales made through these distributors and customers are not recognized until revenue recognition criteria are met. We estimate and establish allowances for expected product returns in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," and

reduce revenues and cost of sales for estimated product returns in the same period that the related revenue is recorded. The estimation of future returns is based on historical sales returns, analysis of credit memo data, and other factors known at the time. We also record accruals for price protection programs and stock rotation rights. The estimation process is based on historical data and other known factors. Each quarter, we reevaluate our estimates to assess the adequacy of our recorded allowances and adjust the amounts as necessary.

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

Income Taxes

        On July 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings. The adoption of FIN 48 had no material impact on the consolidated financial statements. Consistent with the provisions of FIN 48, we have reclassified $21.1 million of income tax liabilities (including interest and penalties) from accrued income taxes to other long-term liabilities in the consolidated balance sheet during the fourth quarter of fiscal year 2008 because it was determined that payment of cash is not anticipated within one year of the balance sheet date.

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

        We recognize certain tax liabilities for anticipated tax audit findings in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which additional taxes would be due, in accordance with FIN 48. If the audit findings result in actual taxes owed more or less than what we had anticipated, our income tax expense would be increased or decreased, accordingly, in the period of the determination.

        As of June 30, 2008, U.S. income taxes have not been provided on approximately $79.3 million of undistributed earnings of foreign subsidiaries since we consider these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

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

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. The fair value of our reporting units is determined using the income approach. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In the application of the income approach, we are required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results related to assumed variables could differ from these estimates. Based on our annual impairment test in the fourth quarter, we determined that goodwill was impaired as of the fiscal year ended June 30, 2008 and recognized an impairment charge of $32.6 million. See Part II, Item 8, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," for a description of the goodwill impairment.

        In estimating the fair value of the businesses with recognized goodwill for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of our businesses. Although the cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses. To the extent our forecasted income and cash flows do not materialize or there are significant changes to other variables, we may be required to write down additional goodwill in the future.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to our investments, including mortgage-backed securities. We use derivative financial instruments primarily to mitigate these risks and as part of our strategic investment program. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses, as well as risks set forth in Part I, Item 1A under the heading "Factors that May Affect Future Results."

Interest Rates

        Our financial assets and liabilities subject to interest rate risk are investments and revolving credit facilities. The primary objective of our investments in debt securities is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in fixed-rate debt are generally based on the three-month LIBOR.

        In December 2001, we entered into an interest rate swap transaction (the "December 2001 Transaction") with JPM, to modify our effective interest payable with respect to $412.5 million of our $550.0 million outstanding convertible debt due on July 16, 2007 (the "Debt") (see Part II, Item 8, Notes 4, "Derivative Financial Instruments," and 5, "Bank Loans and Long-Term Debt"). In April 2004, we entered into an interest rate swap transaction (the "April 2004 Transaction") with JPM to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. At the inception of the April 2004 Transaction, interest rates were lower than that of the Debt and we believed that interest rates would remain lower for an extended period of time. During the fiscal years ended June 30, 2007 and 2006, these arrangements increased interest expense by $7.7 million and $1.6 million, respectively.

        The above interest rate swap transactions qualified as fair value hedges under SFAS No. 133. To test effectiveness of the hedges, regression analyses were performed quarterly comparing the changes in fair value of the swap transactions and the Debt. The fair values of the swap transactions and the Debt were calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date was based on probability-weighted analyses of interest rates relating to the five-year LIBOR curve and our stock prices. For the fiscal years ended June 30, 2007 and 2006, the hedges were highly effective, where the mark-to-market adjustments of the December 2001 Transaction and April 2004 Transaction were significantly offset by the mark-to-market adjustments on the Debt, and the ineffective portion did not have a material impact on earnings. The market value of the swap liabilities was $1.4 million at June 30, 2007.

        In April 2002, we entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the December 2001 Transaction. The notional amount of the Contract was $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, we had the option to receive a payout from Lehman covering our exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract had no market value at June 30, 2007 as the LIBOR was below 5.5 percent and this was the last quarter that the Contract option could be elected. Mark-to-market gains (losses) of $(0.6) million for fiscal year ended June 30, 2007 and $0.5 million for the fiscal year ended June 30, 2006, were charged to interest expense.

        On July 16, 2007, concurrent with the Debt's maturity, the December 2001 Transaction and April 2004 Transaction with JPM and the Contract with Lehman terminated. For the fiscal year 2008, we recorded a $5.7 million charge related to termination of the Debt and the related derivatives (see also Part II, Item 8, Note 4, "Derivative Financial Instruments").

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

        In May 2006, we entered into the Forward Contract with BNP Paribas for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our Japan subsidiary. We had designated the Forward Contract as a cash flow hedge. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. The market value of the Forward Contract was $7.3 million and $1.2 million at June 30, 2007 and 2006, respectively, and was included in other assets. The mark-to-market gains included in other comprehensive income were $5.6 million and $0.8 million, net of tax, for the fiscal years ended June 30, 2007 and 2006, respectively. In December 2007, we terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133 Implementation Issue No. G3 "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge," the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        We had approximately $39.0 million, $80.6 million and $48.0 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at June 30, 2008, 2007 and 2006, respectively. Net realized and unrealized foreign-currency gains (losses) recognized in earnings were $(0.03) million, $3.8 million and $2.3 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively.

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

        At June 30, 2008, we had $725.9 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. We manage our total portfolio to encompass a diversified pool of investment-grade securities. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio. To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments in marketable securities. Based on our investment portfolio and interest rates at June 30, 2008, a 100 basis point increase or decrease in interest rates would result in an annualized decrease or increase of approximately $6.4 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the loss is considered to be other than temporary. In fiscal year 2008, the fair values of certain investments declined and through June 30, 2008 we recognized $8.4 million in other-than-temporary impairment relating to certain available-for-sale securities.

        We hold as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon, a related party as further disclosed in Part II, Item 8, Note 14, "Related Party Transactions." The value of these investments are subject to market fluctuations, which if adverse, could have a material adverse effect on our financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. We also have an investment in the common stock of a non-publicly traded company which is recorded at cost and included in other long-term assets. During the fourth quarter of fiscal year 2008, we assessed this investment for impairment. Based on this analysis, we recorded an impairment charge of $3.6 million representing substantially all of the recorded cost basis of this investment. The estimate of fair value is based on best available information or other estimates determined by management.

        The carrying values of the equity investments included in other long-term assets at June 30, 2008 and 2007 were $29.2 million and $48.0 million, respectively, compared to their purchase cost at June 30, 2008 and 2007 of $24.9 million and $26.5 million, respectively. For the fiscal years ended June 30, 2008 and 2007, we recorded unrealized loss of $15.9 million and $8.7 million, respectively, and was included, net of taxes, in other comprehensive income. The carrying values of these equity investments are subject to market fluctuations, which if adverse, could have a material adverse effect on our financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on our operating results. Although the carrying values of these investments have declined significantly, we do not anticipate that we will dispose of these strategic investments for a loss within the near term.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Rectifier Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries (the Company) at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the 1) control environment, 2) controls over the completeness and accuracy of period-end financial reporting, 3) controls over the proper periodic recognition of revenue, 4) controls to ensure the completeness and accuracy over processing and recording of accounts payable and accrued liabilities, and 5) controls over the accounting for income taxes existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in "Management's Report on Internal Control Over Financial Reporting" appearing under Part II, Item 9A, "Controls and Procedures." We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," effective July 1, 2007.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
September 15, 2008

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2008	2007	2006
Revenues	$984,830	$1,202,469	$1,014,800
Cost of sales	662,007	741,111	588,934

Gross profit	322,823	461,358	425,866
Selling and administrative expense	293,168	212,088	196,766
Research and development expense	105,812	122,794	104,102
Impairment of goodwill	32,624	—	—
Amortization of acquisition-related intangible assets	4,656	1,889	3,330
Asset impairment, restructuring and other charges	3,080	10,398	87

Operating (loss) income	(116,517)	114,189	121,581
Other expense (income), net	19,423	(6,257)	(15,786)
Interest income, net	(29,093)	(16,036)	(6,784)

(Loss) income from continuing operations before income taxes	(106,847)	136,482	144,151
(Benefit from) provision for income taxes	(44,205)	62,995	93,987

(Loss) income from continuing operations	(62,642)	73,487	50,164
Income (loss) from discontinued operations, net of taxes (Note 2)	—	4,255	(13,654)

Net (loss) income	$(62,642)	$77,742	$36,510

Net (loss) income per common share:
Basic:
(Loss) income from continuing operations	$(0.86)	$1.01	$0.71
Income (loss) from discontinued operations	—	0.06	(0.20)

Net (loss) income per share	$(0.86)	$1.07	$0.51

Diluted:
(Loss) income from continuing operations	$(0.86)	$1.01	$0.70
Income (loss) from discontinued operations	—	0.06	(0.19)

Net (loss) income per share	$(0.86)	$1.07	$0.51

Average common shares outstanding—basic	72,819	72,421	70,914

Average common shares and potentially dilutive securities outstanding—diluted	72,819	72,933	71,753

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$320,464	$853,040
Restricted cash	4,341	—
Short-term investments	101,739	113,901
Trade accounts receivable, net of allowances of $6,525 for 2008 and $8,401 for 2007	105,384	152,820
Inventories	175,856	219,723
Current deferred tax assets	13,072	11,087
Prepaid expenses and other receivables	43,993	63,451

Total current assets	764,849	1,414,022
Restricted cash	15,012	14,592
Long-term investments	303,680	335,995
Property, plant and equipment, at cost, net	534,098	573,246
Goodwill	98,822	131,446
Acquisition-related intangible assets, net	16,225	20,881
Long-term deferred tax assets	89,576	71,560
Other assets	52,650	85,663

Total assets	$1,874,912	$2,647,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank loans	$—	$462
Long-term debt, due within one year	—	543,383
Accounts payable	77,653	68,410
Accrued income taxes	30,943	162,836
Accrued salaries, wages and commissions	33,022	40,588
Current deferred tax liabilities	2,266	2,883
Other accrued expenses	103,355	133,463

Total current liabilities	247,239	952,025
Long-term deferred tax liabilities	4,828	4,188
Deferred gain on Divestiture	112,609	116,059
Other long-term liabilities	59,285	41,873

Total liabilities	423,961	1,114,145

Commitments and contingencies (Notes 11, 12 and 13)
Stockholders' equity:
Common shares, $1 par value, authorized: 330,000,000; issued and outstanding: 72,826,406 shares in 2008 and 72,811,406 shares in 2007	72,826	72,811
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2008 and 2007	—	—
Capital contributed in excess of par value of shares	971,920	958,417
Retained earnings	338,946	401,588
Accumulated other comprehensive income	67,259	100,444

Total stockholders' equity	1,450,951	1,533,260

Total liabilities and stockholders' equity	$1,874,912	$2,647,405

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Shares	Capital Contributed in Excess of Par Value of Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 30, 2005	$69,826	$853,353	$287,336	$65,884	$—	$1,276,399
Net income for the year ended June 30, 2006	—	—	36,510	—	36,510	36,510
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	9,193	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $(460)	—	—	—	—	754	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax benefit of $1,658	—	—	—	—	(2,717)	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax benefit of $5,244	—	—	—	—	(8,588)	—
Other comprehensive loss	—	—	—	(1,358)	(1,358)	(1,358)
Comprehensive income	—	—	—	—	35,152	—
Issuance of common shares:
Exercise of stock options—2,156,766 shares	2,158	55,540	—	—	—	57,698
Stock participation plan—4,234 shares	4	172	—	—	—	176
Tax benefit from exercise of stock options	—	11,762	—	—	—	11,762
Stock-based compensation cost	—	3,891	—	—	—	3,891

Balance, June 30, 2006	71,988	924,718	323,846	64,526	—	1,385,078
Net income for the year ended June 30, 2007	—	—	77,742	—	77,742	77,742
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	45,443	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $(4,028)	—	—	—	—	5,660	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax benefit of $3,842	—	—	—	—	(5,400)	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax benefit of $1,220	—	—	—	—	(1,714)	—
Reclassification of currency translation adjustment related to the Divestiture	—	—	—	—	(8,071)	—
Other comprehensive income	—	—	—	35,918	35,918	35,918
Comprehensive income	—	—	—	—	113,660	—
Issuance of common shares:
Exercise of stock options—805,136 shares	805	18,668	—	—	—	19,473
Stock participation plan—18,542 shares	18	610	—	—	—	628
Tax benefit from exercise of stock options	—	3,739	—	—	—	3,739
Stock-based compensation cost	—	10,682	—	—	—	10,682

Balance, June 30, 2007	72,811	958,417	401,588	100,444	—	1,533,260
Net loss for the year ended June 30, 2008	—	—	(62,642)	—	(62,642)	(62,642)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(6,971)	—
Unrealized loss on foreign currency forward contract, net of deferred tax provision of $0	—	—	—	—	(3,941)	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax provision of $0	—	—	—	—	(21,054)	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $0	—	—	—	—	(1,219)	—
Other comprehensive loss	—	—	—	(33,185)	(33,185)	(33,185)
Comprehensive loss	—	—	—	—	(95,827)	—
Issuance of common shares:
Exercise of stock options—15,000 shares	15	174	—	—	—	189
Tax charge from stock options	—	(1,019)	—	—	—	(1,019)
Stock-based compensation cost	—	14,348	—	—	—	14,348

Balance, June 30, 2008	$72,826	$971,920	$338,946	$67,259	$—	$1,450,951

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2008	2007	2006
Cash flow from operating activities:
Net (loss) income	$(62,642)	$77,742	$36,510
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	82,934	78,491	82,598
Amortization of acquisition-related intangible assets	4,656	2,209	4,250
Stock compensation expense	11,128	14,201	3,891
Pre-tax loss on Divestiture, discontinued operations	—	4,262	—
Debt retirement charge	5,659	—	—
Goodwill impairment	32,624	—	—
Loss (gain) on sale of investments	358	(2,070)	(13,304)
Write-down of investments	12,023	—	—
Provision for bad debt	387	6,498	2,960
Provision for inventory write-downs	29,825	36,622	13,714
Asset impairment	—	5,878	397
Unrealized gains on derivatives	—	(2,244)	(3,678)
Deferred revenue	(16,449)	(880)	374
Deferred income taxes	(20,298)	(20,573)	6,902
Tax (charge) benefit from stock options	(1,019)	3,739	11,762
Excess tax benefit from stock options exercised	(81)	(1,559)	(6,016)
Changes in operating assets and liabilities, net (Note 1)	(42,705)	(16,898)	(3,922)

Net cash provided by operating activities	36,400	185,418	136,438

Cash flow from investing activities:
Additions to property, plant and equipment	(41,780)	(120,539)	(156,509)
Proceeds from sale of property, plant and equipment	837	1,055	1,317
Acquisition of technologies	—	(1,000)	(3,500)
Proceeds from Divestiture	—	339,615	—
Cash conveyed as part of Divestiture	—	(56,964)	—
Cost associated with Divestiture	(1,800)	(28,762)	—
Sale or maturities of investments	342,329	564,139	750,297
Purchase of investments	(311,075)	(398,797)	(787,873)
Proceeds from sale of equity investments	—	—	19,068
Additions to restricted cash	(420)	(14,592)	—
Other, net	(778)	(12,363)	6,341

Net cash (used in) provided by investing activities	(12,687)	271,792	(170,859)

Cash flow from financing activities:
(Repayments of) proceeds from short-term debt	(550,462)	(29,858)	8,928
(Repayments of) proceeds from long-term debt	—	(81,746)	81,090
Increase in restricted cash	(4,341)	—	—
Repayments of obligations under capital leases	(417)	(432)	(1,339)
Proceeds from exercise of stock options and stock participation plan	189	20,101	57,874
Excess tax benefit from options exercised	81	1,559	6,016
Other, net	—	(131)	528

Net cash (used in) provided by financing activities	(554,950)	(90,507)	153,097
Effect of exchange rate changes on cash and cash equivalents	(1,339)	3,430	4,253

Net (decrease) increase in cash and cash equivalents	(532,576)	370,133	122,929
Cash and cash equivalents, beginning of year	853,040	482,907	359,978

Cash and cash equivalents, end of year	$320,464	$853,040	$482,907

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

        On April 1, 2007, the Company sold its Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million (the "Divestiture"). Since the consummation of the Divestiture, a number of matters developed, as discussed in Note 12, "Commitments and Contingencies," that raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, the Company has continued to defer recognition of the gain from continuing operations of $112.6 million as discussed in Note 2, "Discontinued Operations and the Divestiture," as of June 30, 2008. However, the Company recognized in fiscal year 2007 a loss from discontinued operations of $4.3 million.

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

        For the fiscal year ended June 30, 2007, the financial results of NAP segment were included in discontinued operations and prior period results were correspondingly reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations, as the Company expects to have significant ongoing involvement based on the significance of the cash flows expected to be derived from certain transition services ("TS") to be provided to

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Vishay for up to three years as part of the Divestiture (see Note 2, "Discontinued Operations and the Divestiture"). The reclassifications had no impact on the Company's total assets, total liabilities, stockholders' equity, cash flows or total consolidated net income reported.

Fiscal Year

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on a Sunday closest to June 30th. Fiscal year 2008 consisted of 52 weeks ending June 29, 2008, fiscal year 2007 consisted of 52 weeks ending July 1, 2007, and fiscal year 2006 consisted of 52 weeks ending July 2, 2006. For ease of presenting the accompanying consolidated financial statements, the fiscal year end for all periods presented is shown as June 30. Similarly, each fiscal quarter end is reported as the last day of the calendar month, although the actual fiscal period end date may be different.

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

Revenue Recognition and Allowances

        In accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," the Company recognizes revenue when evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. The Company recognizes revenues based on established terms and conditions with its customers, which are generally upon shipment for product sales. Certain distributors and other customers have limited rights of return and price protection programs. The Company estimates and establishes allowances for expected future product returns in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists."

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

        The Company maintains allowances for doubtful accounts and pricing disputes. These allowances as of fiscal years ended June 30, 2008 and 2007 were $6.5 million and $8.4 million, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Shipping Costs

        Outbound customer shipping costs are expensed as incurred and are included in selling and administrative expense. The expense for outbound customer shipments for the fiscal years ended June 30, 2008, 2007 and 2006 was $8.6 million, $11.9 million and $11.2 million, respectively.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended June 30, 2008, 2007 and 2006 was $2.6 million, $3.6 million and $4.0 million, respectively.

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

Interest (Income) Expense

        Interest (income) expense for the fiscal years ended June 30, 2008, 2007 and 2006 are as follows (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Interest income	$(33,018)	$(54,632)	$(33,157)
Interest expense	3,925	38,596	26,373

Interest income, net	$(29,093)	$(16,036)	$(6,784)

        Interest expense capitalized as part of construction-in-progress for the fiscal years ended June 30, 2007 and 2006 was $4.6 million and $4.5 million, respectively. No interest was capitalized for the fiscal year ended June 30, 2008.

Income Taxes

        On July 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings. The adoption of FIN 48 had no material impact on the consolidated financial statements. Consistent with the provisions of FIN 48, the Company has reclassified $21.1 million of income tax liabilities (including interest and penalties) from accrued income taxes to other long-term liabilities in

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

the consolidated balance sheet during the fourth quarter of fiscal year 2008 because it was determined that payment of cash is not anticipated within one year of the balance sheet date.

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

        The Company recognizes certain tax liabilities for anticipated tax audit findings in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which additional taxes would be due, in accordance with FIN 48. If the audit findings result in actual taxes owed more or less than what the Company had anticipated, its income tax expense would be increased or decreased, accordingly, in the period of the determination.

        As of June 30, 2008, U.S. income taxes have not been provided on approximately $79.3 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

Net Income per Common Share

        Net income per common share—basic is computed by dividing net income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net income per common share—diluted is similar to the computation of net income per common share—basic except that the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method and the conversion of the Company's convertible subordinated notes using the if-converted method only if the conversion of the bonds results in the dilution of earnings per share. The Company's use of the treasury stock method reduces the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and related unrecognized compensation. The Company's use of the if-converted method increases reported net income by the interest expense, net of tax, related to the convertible subordinated notes when computing net income per common share—diluted. For the fiscal years ended June 30, 2008, 2007 and 2006, the number of common shares used in computing the diluted per-share amount for income from continuing operations was used as the control number in computing the diluted per-share amount for income (loss) from discontinued operations in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). The conversion effect of the Company's outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income from continuing operations per share (the "Effect") for the fiscal years ended June 30, 2007 and 2006, since the Effect would have been anti-dilutive.

        At the beginning of fiscal year 2006, the Company adopted SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)") on a modified prospective basis. Assumed proceeds from the in-the-money outstanding options for the fiscal years ended June 30, 2007 and 2006, include the windfall tax benefits, net of shortfalls, calculated under the "as-if" method as prescribed by SFAS No. 123(R).

Statements of Cash Flows

        Components in the changes of operating assets and liabilities, net of effects of acquisitions and the Divestiture (see Note 2, "Discontinued Operations and the Divestiture"), for the fiscal years ended June 30, 2008, 2007 and 2006 were comprised of the following (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Trade accounts receivable	$48,590	$(4,904)	$(1,771)
Inventories	16,943	(56,146)	(67,193)
Prepaid expenses and other receivables	21,196	(4,918)	(22,294)
Accounts payable	11,572	(8,268)	(268)
Accrued salaries, wages and commissions	(7,866)	(8,668)	23,738
Deferred compensation	(440)	3,488	(2,499)
Accrued income taxes	(110,746)	26,281	59,477
Other accrued expenses	(21,954)	36,237	6,888

Changes in operating assets and liabilities	$(42,705)	$(16,898)	$(3,922)

        Supplemental disclosures of cash flow information (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Cash paid during the year for:
Interest	$28,706	$46,004	$19,030
Income taxes	92,192	27,759	23,908
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	1,207	7,084	17,091

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

Cash, Restricted Cash, Cash Equivalents, and Investments

        The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The cost of these investments approximates their fair value. The Company invests excess cash in marketable securities consisting of available-for-sale fixed income and investment-grade securities, as well as, strategic investments in the common stock and preferred stock of publicly traded foreign companies. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders' equity, net of related tax effect. Realized gains and losses are included in other income and expense. Declines in value of these investments judged by management to be other than temporary, if any, are included in other income and expense.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Cash, restricted cash, cash equivalents and investments as of June 30, 2008 and 2007 are summarized as follows (in thousands):

	June 30,
	2008	2007
Cash and cash equivalents	$320,464	$853,040
Short-term investments	101,739	113,901
Restricted cash	19,353	14,592
Long-term investments	303,680	335,995

Total cash, restricted cash, and cash equivalents and investments	$745,236	$1,317,528

        Restricted cash of $15.0 million and $14.6 million at June 30, 2008 and 2007, respectively, is maintained to secure the Company's indemnity obligations, if any, pursuant to the terms of the Divestiture. The restricted cash is held by Union Bank of California, as escrow agent. The escrow agent will continue to hold the funds in escrow and invest in seven-day term deposits until it receives either joint instructions of the parties or a court order directing it to release all or a portion of the escrow funds. Interest earned on the escrow funds will be reinvested and held in the name of the escrow account, and distributed to the parties based on the allocation of principal funds in the escrow account. Any funds remaining in the escrow account 18 months after closing, unless subject to a dispute with Vishay, will be disbursed to the Company. In addition, during fiscal year 2008, the Company agreed to establish a collateral pledge of $4.3 million to Bank of America ("BoA") in connection with the $150.0 million revolving credit facility ("Facility") as discussed in Note 5, "Bank Loans and Long-Term Debt." The Company agreed in Amendment No. 2 of the Facility to secure the letter of credit with cash collateral no later than July 12, 2007. In July 2007, the Company transferred the cash collateral to a term deposit account held by BoA.

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

        Inventories at June 30, 2008 and 2007, were comprised of the following (in thousands):

	June 30,
	2008	2007
Raw materials	$34,046	$31,067
Work-in-process	67,855	85,383
Finished goods	73,955	103,273

Total inventories	$175,856	$219,723

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses. Depreciation is provided using the straight-line method, based on the estimated useful lives of the assets, ranging from three to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation and amortization expense for the fiscal years ended June 30, 2008, 2007 and 2006 was $82.9 million, $78.5 million and $82.6 million, respectively. Property, plant and equipment at June 30, 2008 and 2007 were comprised of the following (in thousands):

	June 30,
			Range of Useful Life
	2008	2007
Building and improvements	$182,779	$176,543	3 - 40
Equipment	1,038,323	978,582	3 - 15
Less: accumulated depreciation and amortization	(773,285)	(703,564)

	447,817	451,561
Land	17,799	17,743
Construction-in-progress	68,482	103,942

Total property, plant and equipment	$534,098	$573,246

        Amortization of improvements to leased premises is provided using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment were not material at June 30, 2007. There were no capital leases as of June 30, 2008.

        Repairs and maintenance costs are charged to expense as incurred. In the fiscal years ended June 30, 2008, 2007 and 2006, repairs and maintenance costs were $38.3 million, $44.3 million and $38.7 million, respectively.

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

        The Company evaluates the carrying value of goodwill in the fourth quarter of each fiscal year. In evaluating goodwill, the Company completes the two-step goodwill impairment test as required by SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). The Company identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

        In the first of a two-step impairment test, the Company compares the carrying value of the reporting units with the fair value of these reporting units determined using a discounted cash flow valuation model. The second step, if necessary, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Based on its annual impairment test in the fourth quarter of each fiscal year, the Company determined that goodwill was impaired as of fiscal year ended June 30, 2008, and recorded a reduction in value of $3.9 million and $28.7 million related to its PS and Power Management Devices ("PMD") segments.

        At June 30, 2008 and 2007, acquisition-related intangible assets are as follows (in thousands):

		June 30, 2008
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(15,803)	$13,876
Customer lists	5 - 12	5,446	(4,107)	1,339
Intellectual property and other	5 - 12	7,963	(6,953)	1,010

Total acquisition-related intangible assets		$43,088	$(26,863)	$16,225

		June 30, 2007
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(11,849)	$17,830
Customer lists	5 - 12	5,446	(3,677)	1,769
Intellectual property and other	5 - 12	7,963	(6,681)	1,282

Total acquisition-related intangible assets		$43,088	$(22,207)	$20,881

        As of June 30, 2008, estimated amortization expense for the next five years is as follows: fiscal year 2009: $4.4 million; fiscal year 2010: $4.4 million; fiscal year 2011: $4.1 million; fiscal year 2012: $1.8 million; and fiscal year 2013: $0.2 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The carrying amounts of goodwill by segment as of fiscal years ended June 30, 2008 and 2007 are as follows (in thousands):

	June 30,
	2008	2007
Power Management Devices	$—	$28,748
Energy-Saving Products	36,984	36,984
Aerospace and Defense	18,959	18,959
Enterprise Power	22,805	22,805
PowerStage	—	3,876
Intellectual Property	20,074	20,074

Total goodwill	$98,822	$131,446

        As of June 30, 2008, $49.8 million of goodwill is deductible for income tax purposes for which $3.3 million, $3.0 million and $3.0 million were deducted in the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

        The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2008 and 2007 are as follows (in thousands):

Balance, June 30, 2006	$180,430
Divestiture	(50,767)
Foreign exchange impact	1,783

Balance, June 30, 2007	131,446
Impairment	(32,624)

Balance, June 30, 2008	$98,822

        In the fourth quarter of fiscal year 2008, the Company performed its annual assessment of goodwill for impairment. During this quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions, and technology. Several factors have resulted in reductions of forecasted cash flows, including, among others, lower than expected performance in the Company's PS segment, and softening demand and pricing for its products in the PMD segment. Based on the results of the annual assessment of goodwill for impairment, the net book value of two of its reporting units, PS and PMD, exceeded their estimated fair value determined using a discounted cash flow analysis. Therefore, the Company has recorded impairment charges of $3.9 million and $28.7 million related to its PS and PMD segments during the fourth quarter of fiscal year 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

  Other Accrued Expenses

        Other accrued expenses at June 30, 2008 and 2007 were comprised of the following (in thousands):

	June 30,
	2008	2007
Sales returns	$40,850	$34,561
Accrued accounting and legal costs	18,884	8,924
Deferred revenue	7,326	21,773
Accrued compensation	6,679	10,354
Transition services contract liability	6,667	6,665
Accrued Divestiture transaction costs	3,101	4,901
Accrued warranty	2,672	2,434
Accrued utilities	2,320	2,934
Accrued sales and other taxes	1,583	6,958
Short-term severance liability	1,091	826
Accrued interest	76	15,749
Due to customers	—	4,535
Other	12,106	12,849

Total other accrued expenses	$103,355	$133,463

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The following table details the changes in the Company's warranty reserve for the fiscal years ended June 30, 2008, 2007 and 2006, which is included in other accrued liabilities in the schedule above (in thousands):

Accrued warranty, June 30, 2005	$2,940
Accruals for warranties issued during the year	5,725
Changes in estimates related to pre-existing warranties	(480)
Warranty claim settlements	(4,595)

Accrued warranty, June 30, 2006	3,590
Accruals for warranties issued during the year	5,264
Changes in estimates related to pre-existing warranties	(2,595)
Warranty claim settlements	(3,825)

Accrued warranty, June 30, 2007	2,434
Accruals for warranties issued during the year	4,555
Changes in estimates related to pre-existing warranties	(992)
Warranty claim settlements	(3,325)

Accrued warranty, June 30, 2008	$2,672

  Other Long-Term Liabilities

        Other long-term liabilities at June 30, 2008 and 2007 were comprised of the following (in thousands):

	June 30,
	2008	2007
Income taxes payable	$21,147	$—
Divested entities' tax obligations(1)	20,734	18,578
Deferred compensation	9,326	9,645
Transition services contract liability	5,000	11,665
Other	3,078	1,985

Total other long-term liabilities	$59,285	$41,873

(1)
In connection with the Divestiture, in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. In fiscal year 2008, the divested entities' tax obligations increased to $20.7 million due to the impact of foreign currency translation on the underlying obligation partially offset by a decrease in the obligation resulting from the lapsing of a statute of limitation in a foreign tax jurisdiction.

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

  Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income as of June 30, 2008, 2007 and 2006 were as follows (in thousands):

	June 30,
	2008	2007	2006
Foreign currency translation adjustments	$77,146	$84,117	$46,745
Net unrealized (losses) gains on foreign currency forward contracts	(373)	4,787	841
Net unrealized (losses) gains on available-for-sale securities	(9,514)	11,540	16,940

Accumulated other comprehensive income	$67,259	$100,444	$64,526

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

        In December 2007, the Securities and Exchange Commission ("SEC") issued SAB No. 110, "Share-Based Payment" ("SAB 110") to permit entities, under certain circumstances, the continued use of the "simplified" method, in developing estimates of the expected term of "plain-vanilla" share options in accordance with SFAS No. 123(R). SAB 110 amended SAB No. 107, "Share-Based Payment" ("SAB 107") to permit the use of the "simplified" method beyond December 31, 2007. The Company currently uses the "simplified" method to estimate the expected term for share option grants as the Company does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the "simplified" method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 was effective for the Company on January 1, 2008.

  Legal Costs

        The Company expenses legal costs incurred related to loss contingencies. The Company capitalizes legal costs associated with filing and maintaining successful U.S. and foreign patent applications. The Company also capitalizes legal costs related to the defense and enforcement of issued patents (until success is deemed improbable), and these costs are amortized over the estimated useful lives of the patents. Such deferred costs are reviewed for impairment and recoverability periodically. Capitalized legal patent costs, net of accumulated amortization at June 30, 2008, 2007 and 2006 were approximately $10.4 million, $15.7 million and $15.3 million, respectively.

  Concentration of Risk

        The Company places its cash in investment-grade vehicles with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral.

  Adoption of New Accounting Standard

        In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before being recognized in the financial statements. This Interpretation requires that the impact of a material, uncertain tax position be recognized if it is more likely than not of being sustained in an audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

addition, FIN 48 excludes income taxes from the scope of SFAS No. 5, "Accounting for Contingencies." On July 1, 2007, the Company adopted the provisions of FIN 48. Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings. The adoption of FIN 48 had no material impact on the financial statements.

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") Financial Accounting Standard ("FAS") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP FAS 157-1"). FSP FAS 157-1 is effective upon initial adoption of SFAS No. 157. In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes to fair value recognized in earnings. SFAS No. 159 is effective for the Company beginning July 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated financial statements.

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

        In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3") which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142. FSP FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of FSP FAS 142-3 will have its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to Interim Auditing Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently assessing the potential impact that the adoption of SFAS No. 162 will have on its consolidated financial statements.

2. Discontinued Operations and the Divestiture

        On April 1, 2007, the Company completed the sale of its PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture, a number of matters developed, as discussed in Note 12, "Commitments and Contingencies," that raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, the Company deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million.

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

        Although the Company divested itself of both the NAP and CP segments, the CP segment results were not included in discontinued operations, as the Company expects to have significant ongoing involvement based on the significance of the cash flows to be derived from the transition services agreements ("TSAs") with Vishay.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Discontinued Operations and the Divestiture (Continued)

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

        Included in the determination of Net income for fiscal year 2007, the Company has, in connection with the Divestiture transaction, recorded a tax benefit of $18.1 million, of which $11.7 million was attributed to discontinued operations.

Loss on Divestiture from discontinued operations, before taxes	$(4,262)
Income tax benefit on Divestiture, discontinued operations	11,714

Gain on Divestiture from discontinued operations, after taxes	$7,452

        Since the consummation of the Divestiture, a number of matters developed, as discussed in Note 12, "Commitments and Contingencies," that raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, as of June 30, 2007, the Company deferred recognition of the gain from continuing operations of $116.1 million. However, the Company has recognized the loss from discontinued operations of $4.3 million. During the fourth quarter of fiscal year 2008, the Company revised the value of net assets sold in the Divestiture which resulted in a decrease in the deferred gain on the Divestiture of $4.6 million. Additionally, during the fourth quarter of fiscal year 2008, the deferred gain on Divestiture was increased because certain tax indemnification obligations with respect to divested entities aggregating $1.2 million ceased to exist through the lapsing of a statute of limitation in a foreign tax jurisdiction.

        A summary of the change in deferred gain on Divestiture follows (in thousands):

Deferred gain on Divestiture, June 30, 2007	$116,059
Revision of value of net assets sold	(4,646)
Decrease in tax indemnification obligations of divested entities	1,196

Deferred gain on Divestiture, June 30, 2008	$112,609

        Under the terms of the transaction agreement, the Company entered into license agreements pursuant to which it agreed to license certain of its technology related to the PCS Business to Vishay. In addition, as part of the Divestiture, the Company agreed to transfer certain other technology related to the PCS Business to Vishay. Vishay, in turn, agreed to license back to IR such other technology. The

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Discontinued Operations and the Divestiture (Continued)

Company also entered into certain TSAs for the sale and purchase of specified products, wafer and packaging services, manufacturing and other support services, for up to three years following the date of the Divestiture. The fair value of these transition agreements was recorded at $20.0 million for the transition services the Company will provide to Vishay and $3.4 million for the transition services Vishay will provide to the Company. The fair value of these agreements is being amortized over the life of the TSAs.

        The following table represents revenues and the components of discontinued operations, net of taxes for the fiscal years 2007 and 2006 (in thousands):

	Fiscal Year Ended June 30,
	2007	2006
Revenue	$85,060	$110,190

Operating loss before income taxes	(7,834)	(9,576)
Income tax benefit (expense)	12,089	(4,078)

Income (loss) from discontinued operations, net of taxes	$4,255	$(13,654)

3. Investments

        Available-for-sale securities as of June 30, 2008 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Short-Term Investments:
Corporate debt	$34,181	$44	$(103)	$(59)	$34,122
U.S. government and agency obligations	67,507	132	(22)	110	67,617

Total short-term investments	$101,688	$176	$(125)	$51	$101,739

Long-Term Investments:
Corporate debt	$44,031	$205	$(466)	$(261)	$43,770
U.S. government and agency obligations	90,260	1,760	(325)	1,435	91,695
Mortgage-backed securities	96,204	546	(5,492)	(4,946)	91,258
Asset-backed securities	80,023	272	(3,338)	(3,066)	76,957

Total long-term investments	$310,518	$2,783	$(9,621)	$(6,838)	$303,680

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon Inter Electronics Corporation ("Nihon"), a related party as further disclosed in Note 14, "Related Party Transactions." The value of the Company's investments is subject to market fluctuations, which, if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. The Company accounts for these available-for-sale investments under SFAS No. 115. These stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.6 million, $0.8 million and $0.5 million during the fiscal years ended June 30, 2008, 2007 and 2006, respectively. In June 2006, the Company sold 2.6 million shares in one of the equity investments for net proceeds of $19.1 million and recognized $13.6 million of pretax gains in other income.

        The Company also has an investment in the common stock of a non-publicly traded company which is recorded at cost and included in other long-term assets. During the fourth quarter of fiscal year 2008, the Company assessed this investment for impairment. Based on this analysis, the Company recorded an impairment charge of $3.6 million representing substantially all of the recorded cost basis of this investment. The estimate of fair value is based on best available information or other estimates determined by management.

        The carrying values of the equity investments included in other long-term assets at June 30, 2008 and 2007 were $29.2 million and $48.0 million, respectively, compared to their purchase cost at June 30, 2008 and 2007 of $24.9 million and $26.5 million, respectively. For the fiscal years ended June 30, 2008 and 2007, the Company recorded unrealized loss of $15.9 million and $8.7 million, respectively, and was included, net of taxes, in other comprehensive income. The carrying values of the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

Company's equity investments are subject to market fluctuations, which if adverse, could have a material adverse effect on its financial position and if untimely sold due to illiquidity or otherwise at the down turn, could have a material adverse effect on its operating results. Although the carrying values of these investments have declined significantly, the Company does not anticipate that it will dispose of these strategic investments for a loss within the near term.

        Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized on the specific identification basis.

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. There were no impairment charges on investments for fiscal years 2007 and 2006, however, during fiscal year 2008, the fair values of certain investments declined and these declines were determined to be other-than-temporary. The Company recorded an impairment charge of $8.4 million relating to these available-for-sale securities as a result of declines in their fair values through June 30, 2008.

        The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal year end (in thousands):

	Securities held in a loss position for less than 12 months at June 30, 2008		Securities held in a loss position for 12 months or more at June 30, 2008		Total in a loss position at June 30, 2008
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$37,473	$(485)	$6,182	$(84)	$43,655	$(569)
U.S. government and agency obligations	32,026	(347)	—	—	32,026	(347)
Mortgage-backed securities	43,297	(5,077)	1,893	(415)	45,190	(5,492)
Asset-backed securities	31,567	(2,915)	4,920	(423)	36,487	(3,338)

Total	$144,363	$(8,824)	$12,995	$(922)	$157,358	$(9,746)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

	Securities held in a loss position for less than 12 months at June 30, 2007		Securities held in a loss position for 12 months or more at June 30, 2007		Total in a loss position at June 30, 2007
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$76,920	$(354)	$38,287	$(233)	$115,207	$(587)
U.S. government and agency obligations	54,023	(181)	17,704	(72)	71,727	(253)
Mortgage-backed securities	55,923	(599)	16,779	(228)	72,702	(827)
Asset-backed securities	46,663	(186)	17,877	(229)	64,540	(415)

Total	$233,529	$(1,320)	$90,647	$(762)	$324,176	$(2,082)

        The amortized cost and estimated fair value of investments at June 30, 2008, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Market Value
Due in 1 year or less	$96,288	$96,339
Due in 1-2 years	80,636	81,477
Due in 2-5 years	104,338	104,423
Due after 5 years	130,944	123,180

Total investments	$412,206	$405,419

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains and (losses) were $1.0 million and $(1.3) million, respectively, for the year ended June 30, 2008. Gross realized gains and (losses) were $0.4 million and $(2.2) million, respectively, for the year ended June 30, 2007. Gross realized gains and (losses) were $0.2 million and $(1.9) million, respectively, for the year ended June 30, 2006. The cost of marketable securities sold was determined by the first-in, first-out method.

4. Derivative Financial Instruments

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Derivative Financial Instruments (Continued)

Interest Rates

        The Company's financial assets and liabilities subject to interest rate risk are investments and revolving credit facilities. The primary objective of the Company's investments in debt securities is to preserve principal while maximizing yields. To achieve this objective, the returns on the Company's investments in fixed-rate debt are generally based on the three-month London Interbank Offered Rate ("LIBOR").

        In December 2001, the Company entered into an interest rate swap transaction (the "December 2001 Transaction") with JPMorgan Chase Bank ("JPM"), to modify the Company's effective interest payable with respect to $412.5 million of its $550.0 million outstanding convertible debt due on July 16, 2007 (the "Debt") (see Note 5, "Bank Loans and Long-Term Debt"). In April 2004, the Company entered into an interest rate swap transaction (the "April 2004 Transaction") with JPM to modify the effective interest payable with respect to the remaining $137.5 million of the Debt. At the inception of the April 2004 Transaction, interest rates were lower than that of the Debt and the Company believed that interest rates would remain lower for an extended period of time. During the fiscal years ended June 30, 2007 and 2006, these arrangements increased interest expense by $7.7 million and $1.6 million, respectively.

        The above interest rate swap transactions qualified as fair value hedges under SFAS No. 133. To test effectiveness of the hedges, regression analyses were performed quarterly comparing the changes in fair value of the swap transactions and the Debt. The fair values of the swap transactions and the Debt were calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date was based on probability-weighted analyses of interest rates relating to the five-year LIBOR curve and the Company's stock prices. For the fiscal years ended June 30, 2007 and 2006, the hedges were highly effective, where the mark-to-market adjustments of the December 2001 Transaction and April 2004 Transaction were significantly offset by the mark-to-market adjustments on the Debt, and the ineffective portion did not have a material impact on earnings. The market value of the swap liabilities was $1.4 million at June 30, 2007.

        In April 2002, the Company entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the December 2001 Transaction. The notional amount of the Contract was $412.0 million, representing approximately 75 percent of the Debt. Under the terms of the Contract, the Company had the option to receive a payout from Lehman covering its exposure to LIBOR fluctuations between 5.5 percent and 7.5 percent for any four designated quarters. The Contract had no market value at June 30, 2007 as the LIBOR was below 5.5 percent and this was the last quarter that the Contract option could be elected. Mark-to-market gains (losses) of $(0.6) million for fiscal year ended June 30, 2007 and $0.5 million for the fiscal year ended June 30, 2006, were charged to interest expense.

        On July 16, 2007, concurrent with the Debt's maturity, the December 2001 Transaction and April 2004 Transaction with JPM and the Contract with Lehman terminated. For the fiscal year 2008, the Company recorded a $5.7 million charge related to the termination of Debt and the related derivatives.

Foreign Currency Exchange Rates

        The Company generally hedges currency risks of non-U.S.-dollar-denominated investments in debt securities with offsetting currency borrowings, currency forward contracts, or currency interest rate

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Derivative Financial Instruments (Continued)

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

        In May 2006, the Company entered into a five-year foreign exchange forward contract ("the Forward Contract") with BNP Paribas for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by its Japan subsidiary. The Company had designated the Forward Contract as a cash flow hedge. Under the terms of the Forward Contract, the Company was required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. The market value of the Forward Contract was $7.3 million and $1.2 million at June 30, 2007 and 2006, respectively, and was included in other assets. The mark-to-market gains included in other comprehensive income were $5.6 million and $0.8 million, net of tax, for the fiscal years ended June 30, 2007 and 2006, respectively. In December 2007, the Company terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133 Implementation Issue No. G3 "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge," the net gain at the Forward Contract's termination date will continue to be reported in other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        The Company had approximately $39.0 million, $80.6 million and $48.0 million in notional amounts of forward contracts not designated as accounting hedges under SFAS No. 133 at June 30, 2008, 2007 and 2006, respectively. Net realized and unrealized foreign-currency gains (losses) recognized in earnings were $(0.03) million, $3.8 million and $2.3 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Bank Loans and Long-Term Debt

        The following is a summary of the Company's long-term debt and other loans at June 30, 2008 and 2007 (in thousands):

	June 30,
	2008	2007
Convertible subordinated notes at 4.25% due in July 2007 ($550,000 principal amount, plus accumulated fair value adjustment of $(7,049) at June 30, 2007)	$—	$542,951
Foreign loans and capitalized lease obligations	—	432
Foreign accounts receivable financing facilities at rates from 1.625% to 1.825%	—	462

Total debt, including current portion of long-term debt ($543,383 in 2007)	$—	$543,845

        In July 2000, the Company issued $550.0 million in principal amount of 4.25 percent convertible subordinated notes due July 2007 (the "Notes"). The interest rate was 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The Notes were convertible into shares of the Company's common stock at any time on or before July 16, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The Notes were subordinated to all of the Company's existing and future debt. The Company could redeem any of the Notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the Notes and related indenture agreement. In December 2001 and April 2004, the Company entered into transactions with JPM for $412.5 million and $137.5 million notional amounts, respectively, which had the effect of converting the interest rate to variable and required that the Notes be marked to market (see Note 4, "Derivative Financial Instruments").

        On July 16, 2007, the Company funded the payment in full at maturity of the Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, the Company recorded a debt retirement charge of $5.7 million in the fiscal year ended June 30, 2008 (see also Note 4, "Derivative Financial Instruments").

        In June 2006, the Company's subsidiary in Singapore entered into a Credit Agreement with BoA. Pursuant to the Credit Agreement, BoA loaned $81.0 million to the Singapore subsidiary, bearing interest at the rate of LIBOR plus 1.0 percent and maturing on June 26, 2008. In conjunction with the Credit Agreement, the Company entered into a guaranty in favor of BoA to guarantee the payment and performance of obligations by its Singapore subsidiary. The Credit Agreement contained certain financial and other covenants, with which the Company and its Singapore subsidiary were in compliance at June 30, 2006. In January 2007, the Company's subsidiary in Singapore made a prepayment of $26.0 million on the loan, and in May 2007, the Singapore subsidiary prepaid the remaining balance on the loan of $55.0 million.

        The Company had been a party to a three-year syndicated multi-currency revolving credit facility led by BNP Paribas (the "BNP Facility") that expired in November 2006. The BNP Facility provided a credit line of $150.0 million of which up to $150.0 million could have been used for standby letters of

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Bank Loans and Long-Term Debt (Continued)

credit. At June 30, 2008 and 2007, the Company had $4.3 million and $4.3 million, respectively, in letters of credit outstanding under the bank facilities effective at the time.

        The Company had four accounts receivable financing facilities in Japan which it had either cancelled or let expire as of June 30, 2008.

        On November 6, 2006, the Company entered into the new five-year multi-currency Facility with a syndicate of lenders including JPM, BoA, HSBC Bank USA, and Deutsche Bank AG, to replace the BNP Facility. The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company's senior leverage ratio. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 and 0.25 percent of the unused portion of the total Facility, depending upon the Company's senior leverage ratio. The Facility also contains certain financial and other covenants, with which the Company was in compliance at June 30, 2008. The Company pledged as collateral shares of certain of its subsidiaries.

        The Facility has been amended by (together, the "Facility Amendments"): an Amendment No. 1 to the Facility dated May 4, 2007, an Amendment No. 2 to the Facility dated June 27, 2007, an Amendment No. 3 to the Facility dated September 13, 2007, an Amendment No. 4, to the Facility dated December 14, 2007 and an Amendment No. 5, to the Facility dated March 17, 2008. Pursuant to these Facility Amendments, the Company's lenders agreed that, it would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders had no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until, among other things, the lenders have received the Company's audited consolidated financial statements, reasonably satisfactory to the lenders, and no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders. The Company intends to reinstate the Facility following the satisfaction of the necessary conditions, but there can be no assurance that it will be successful.

        On July 30, 2008, the Company and the lender parties to the Facility amended the Facility by Amendment No. 6 that extends the current accommodation through November 30, 2008 and provides that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of its current filings with the SEC and if the Company is in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify the Company in writing either (i) that extensions of credit are available under the Facility to the Company or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Pending the receipt of such notice and, if applicable, execution of such further amendment to the Facility, the Company is not able to access the Facility. The Amendment provides that failure by the Company to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding will result in termination of the Amendment.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Bank Loans and Long-Term Debt (Continued)

        At June 30, 2008, the Company had $150.0 million in total lines of credit (including the Facility), of which $4.3 million had been utilized in letters of credit. At June 30, 2008, the Company had no scheduled principal payments on debt.

6. Stock-Based Compensation

  Employee Stock Participation Plan

        In November 2005, the Company's stockholders approved an amendment to its 1984 Employee Stock Participation Plan ("Amended ESPP"). The terms of the Amended ESPP provide that employees may designate between two and ten percent of their compensation to purchase shares of the Company's common stock at a price determined by a committee appointed by the Board of Directors (the "Committee"). The Committee will declare, prior to the start of a subscription period, that the purchase price for that subscription period shall be determined by applying a discount amount not to exceed 15 percent to either (1) the fair market value of a share of the Company's common stock on the grant date of that subscription period, or (2) the fair market value of a share of common stock on the subscription date of that subscription period, or (3) the lesser of the fair market value of a share of common stock on the grant date or on the subscription date of that subscription period. The Amended ESPP also provides that the subscription period shall be a six consecutive month period commencing on each grant date, unless declared by the Committee in advance of the applicable subscription period to be a shorter period. The Committee declared the Amended ESPP effective for employee participation beginning in January 2006 for a three-month subscription period, for purchase of the Company's common stock at a five percent discount from the fair market value on the subscription date. Based on the terms as declared by the Committee, the Amended ESPP was not compensatory pursuant to SFAS No. 123(R). The maximum number of shares of the Company's common stock that may be delivered under this Amended ESPP is 4,500,000 shares. In April 2007, the Committee determined that participation in the Amended ESPP should be suspended due to the Investigation led by the Audit Committee of the Company's Board of Directors ("Audit Committee") into the Company's accounting issues and practices and the resulting non-timely filing of its periodic SEC reports, and participation in the Amended ESPP remained suspended throughout fiscal year 2008. During fiscal year 2008 no shares were issued. During fiscal years 2007 and 2006, 18,542 shares and 4,234 shares, respectively were issued at weighted average price per share of $33.90 and $41.50, respectively, and 755,542 remained unissued at June 30, 2008. For the fiscal years ended June 30, 2007 and 2006, the Company received $0.6 million and $0.2 million, respectively, from shares issued under the stock participation plan.

Stock Option Plans

        For the fiscal years ended June 30, 2008, 2007 and 2006, stock-based compensation awards were granted under one of two stock option plans: the 1997 Employee Stock Incentive Plan ("1997 Plan") and the 2000 Incentive Plan ("2000 Plan"). Options granted before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years. Options granted after November 22, 2004, generally became exercisable in annual installments of 33 1/3 percent beginning on the first anniversary date, and expire after five years.

        Under the 1997 Plan, options to purchase shares of the Company's common stock may be granted to the Company's employees and consultants. In addition, other stock-based awards (e.g., restricted

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

stock units ("RSUs"), share appreciation rights and performance shares) may be granted. As noted below, on November 22, 2004, the Company's stockholders approved an amendment to the 2000 Plan to increase the authorized number of shares from 7,500,000 to 12,000,000, at which point no awards may be granted under the 1997 Plan.

        Under the 2000 Plan, options to purchase shares of the Company's common stock and other stock-based awards may be granted to the Company's employees, consultants, officers and directors. The terms of the 2000 Plan were substantially similar to those under the 1997 Plan. On November 22, 2004, the Company's stockholders approved an amendment to the 2000 Plan which increased the authorized number of shares to be granted from 7,500,000 to 12,000,000. The amendment changed the options expiration term on future grants to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be granted under the 2000 Plan after August 24, 2014. As of June 30, 2008, there were 4,440,029 shares available for future grants.

        The Company's employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123(R), the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses as it was determined the Company does not have the current ability to settle the underlying shares with restricted stock. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of operations in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a charge of $5.9 million for the fiscal year ended June 30, 2007. In fiscal year 2008, the Company continued to provide, from time to time, extensions to certain terminated employees to exercise their vested stock options. As a result of these actions, the Company recorded a charge of $0.3 million through June 30, 2008 for the modifications and mark-to-market adjustments associated with such extensions. The aggregate fair value of the liability awards included in other accrued expenses was $0.6 million at June 30, 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

        The Company issues new shares subject to the registration of those shares with the SEC, to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the fiscal years ended June 30, 2008, 2007 and 2006 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2005	13,558	$38.09	—	$149,290
Granted	1,239	$44.30	$13.65	—
Exercised	(2,157)	$26.75	—	$39,883
Expired	(565)	$46.90	—	—

Outstanding, June 30, 2006	12,075	$40.35	—	$45,981
Granted	1,401	$36.66	$12.79	—
Exercised	(797)	$24.42	—	$12,490
Expired	(925)	$43.80	—	—

Outstanding, June 30, 2007	11,754	$40.72	—	$29,921
Granted	—	—	—	—
Exercised	(15)	$12.63	—	$314
Expired	(2,379)	$41.97	—	—

Outstanding, June 30, 2008	9,360	$40.43	—	$2,568

        For the fiscal years ended June 30, 2008, 2007 and 2006, the Company received $0.2 million, $19.5 million and $57.7 million, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $0.1 million, $3.7 million and $11.8 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

        The following table summarizes the RSU activities for the fiscal years ended June 30, 2008, 2007, and 2006 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2005	24	$49.44	$1,123
Granted	6	$48.10	—
Expired	(7)	$49.44	—

Outstanding, June 30, 2006	23	$49.09	$909
Granted	15	$42.44	—
Vested	(2)	$35.30	$71
Expired	(27)	$44.45	—

Outstanding, June 30, 2007	9	$49.14	$337
Granted	—	—	—
Vested	—	—	—
Expired	(8)	$49.23	—

Outstanding, June 30, 2008	1	$48.10	$13

        The following table summarizes the stock options and RSUs outstanding at June 30, 2008, and the related weighted average price and life information (in thousands, except year and price data):

	June 30, 2008
	Outstanding			Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$ 0.00 to $14.13	284	0.82	$11.69	284	0.81	$11.70
$15.62 to $25.35	845	1.00	$20.57	845	1.00	$20.57
$26.00 to $35.90	1,578	2.15	$34.40	1,284	1.93	$34.24
$36.39 to $45.87	5,020	1.55	$42.42	4,657	1.41	$42.64
$46.19 to $54.69	973	1.55	$50.55	891	1.49	$50.77
$55.31 to $63.88	660	1.75	$62.46	660	1.75	$62.46

	9,360	1.56	$40.43	8,621	1.42	$40.58

        Additional information relating to the stock option plans, including employee stock options and RSUs, at June 30, 2008, 2007 and 2006, is as follows (in thousands):

	June 30,
	2008	2007	2006
Options exercisable	8,621	9,855	10,813
Options available for grant	4,440	2,932	3,696
Total reserved common stock shares for stock option plans	13,800	14,695	15,794

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

        In the beginning of fiscal year 2006, the Company adopted SFAS No. 123(R) on a modified prospective transition method to account for its employee stock options. Under the modified prospective transition method, fair value of new and previously granted but unvested equity awards are recognized as compensation expense in the consolidated statement of operations, and prior period results are not restated. SFAS No. 123(R) requires that forfeitures are estimated at the time of grant rather than recorded as the options expire. Based on the Company's historical exercise and termination data, a five percent forfeiture rate is assumed. As a result of the adoption, for the fiscal years ended June 30, 2008, 2007 and 2006, the Company's income from continuing operations, which is the same as income before income taxes, decreased by $10.9 million, $14.1 million and $3.5 million, respectively; net income was decreased by $6.9 million, $8.9 million and $2.2 million, respectively. The impact on basic earnings per share for fiscal years 2008, 2007 and 2006, was $0.09 per share, $0.12 per share and $0.03 per share, respectively. In addition, cash flows related to the classification of excess tax benefit from options exercised increased and decreased cash flows from financing and operating activities, respectively, by $0.1 million, $1.6 million and $6.0 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The adoption of SFAS No. 123(R) did not affect the stock-based compensation expense associated with the Company's RSUs, which were already recognized over the service period based on the fair market price of the stock at the RSUs grant date.

        For the fiscal years ended June 30, 2008, 2007 and 2006, stock-based compensation expense associated with the Company's stock options and RSUs, is as follows (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Selling and administrative expense	$9,013	$8,629	$2,377
Research and development expense	1,762	4,273	1,136
Cost of sales	353	1,299	378

Total stock-based compensation expense	$11,128	$14,201	$3,891

        The total unrecognized compensation expense for outstanding stock options and RSUs was $6.1 million as of June 30, 2008, and will be recognized, in general, over three years. The weighted average number of years to recognize the compensation expense is 1.1 years.

        The fair value of the options associated with the above compensation expense for the fiscal years ended June 30, 2008, 2007 and 2006, respectively, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected life	N/A	3.5 years	3.5 years
Risk free interest rate	N/A	4.7%	4.3%
Volatility	N/A	40.0%	34.3%
Dividend yield	N/A	0.0%	0.0%

        Beginning on July 1, 2006, the Company applied the SAB 107 "simplified" method to determine the expected life. SAB 107 provided a simplified formula for determining expected life in valuing stock options, to the extent that an entity cannot rely on its historical exercise data. Subsequent to the 2000 Plan amendments on November 22, 2004, the Company issued stock options with a five-year expiration

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Stock-Based Compensation (Continued)

and generally a three-year annual vesting term, whereas, prior to that date, the Company granted stock options with a seven- or ten-year expiration and generally a four- or five-year annual vesting term. Prior to July 1, 2006, the Company used historical exercise and termination data to determine the expected life.

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

        The Rights will become exercisable ten business days after the earlier of: (i) a public announcement that a person or group (the "Acquirer") has acquired beneficial ownership of 20 percent or more of the Company's general voting power other than pursuant to a qualified offer or (ii) the announcement or commencement of a tender offer or exchange offer that would result in the acquisition of beneficial ownership of 20 percent or more of the Company's general voting power by a person or group. Once exercisable, each Right entitles the holder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $135, subject to adjustment to prevent dilution. If the Acquirer acquires 20 percent or more of the Company's general voting power, each Right (except those beneficially owned by the Acquirer) entitles the holder to purchase either that number of the Company's common shares or common share equivalents having a market value of two times the exercise price of the Right. The Rights have no voting power and may be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that the Acquirer has acquired 20 percent or more of the Company's voting power. As of December 15, 1998, the Company amended and restated its Rights Agreement to remove the requirement that continuing directors vote in board approvals of certain corporate transactions. The original expiration date of the Plan and underlying Rights was August 14, 2006. On August 11, 2006, the Company extended the expiration date of the Rights Agreement from August 14, 2006 to November 21, 2006. By amendments to this plan dated November 20, 2006 and November 14, 2007, the Company further extended the expiration date of the Rights Agreement to November 20, 2007 and November 25, 2008, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Asset Impairment, Restructuring and Other Charges

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

        Asset impairment, restructuring and other charges represent costs related primarily to the following initiatives:

  •
  The December 2002 initiative;

  •
  The PCS Divestiture initiative; and

  •
  Other Activity and Charges.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Asset Impairment, Restructuring and Other Charges (Continued)

        The following table summarizes the charges the Company recorded in the fiscal years ended June 30, 2008, 2007 and 2006 and recorded in asset impairment, restructuring and other charges as well as the portion of those charges attributable to discontinued operations (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Reported in cost of sales	$—	$1,001	$3,444

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$5,878	$397
Severance	2,670	5,073	(690)
Other charges	410	620	3,194

Subtotal	3,080	11,571	2,901
Discontinued operations(1)	—	(1,173)	(2,814)

Total asset impairment, restructuring and other charges	$3,080	$10,398	$87

(1)
Amounts that have been reclassified to discontinued operations represent costs relating to the former NAP segment.

The December 2002 Initiative

        In December 2002, the Company announced a restructuring initiative to better reposition itself for market conditions at the time and de-emphasize its commodity business. The restructuring plans included consolidating and closing certain manufacturing sites in designated facilities and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, the Company sought to implement initiatives to lower overhead costs across its support organizations. As of December 31, 2006, these restructuring activities were substantially completed. The following illustrates the charges the Company recorded in the fiscal years ended June 30, 2007 and 2006 related to its December 2002 restructuring initiative (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Reported in cost of sales	$—	$1,001	$2,918

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$91
Severance	—	111	(932)
Other charges	—	475	2,499

Total asset impairment, restructuring and other charges	$—	$586	$1,658

        Charges recorded as an element of cost of sales in 2007 and 2006 represent the costs from the closure of the Company's assembly line in Krefeld, Germany and the move of these manufacturing

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Asset Impairment, Restructuring and Other Charges (Continued)

activities to its facility in Swansea, Wales. The principal elements of those costs related to startup and transition costs, including:

  •
  Manufacturing inefficiencies and cost overruns during the transition period;

  •
  Expedited inbound and outbound air shipping charges during the transition period; and,

  •
  Training and transition expenses for the Swansea workforce.

        Severance credits in fiscal year 2006 represent reversals of severance accruals stemming from downward changes in the Company's estimates of its ultimate severance liability under the December 2002 initiative. In 2005, the credit of $3.1 million represents a downward adjustment related to the Company's withdrawal of an initiative to close one of its North American production facilities. In connection with the withdrawal of this initiative, severance accruals for 110 employees were reversed and recorded as a credit to severance expense. In 2006, the credit of $0.9 million is principally comprised of a downward revision of $1.6 million of the Company's severance accrual as it completed an initiative to consolidate certain Aerospace and Defense ("A&D") manufacturing operations. This amount was offset by severance expense of $0.7 million mainly relating to its Mexico facility.

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

The PCS Divestiture Initiative

        During the fiscal year ended June 30, 2007, in anticipation of the sale of the PCS Business, which represented about one-fourth of the Company's business, the Company reviewed its overall manufacturing and support organizations and began to implement various cost-cutting measures. The Company's actions included terminating approximately 100 employees who were part of the PCS Business, but ultimately not hired by Vishay. As part of the employee terminations, the Company recorded $5.0 million in restructuring-related severance charges for the fiscal year ended June 30, 2007. The following illustrates the charges the Company recorded in the fiscal years ended June 30, 2007 and 2006 related to its PCS restructuring initiative (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Reported in cost of sales	$—	$—	$526

Reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$5,878	$—
Severance	—	4,962	240
Other charges	—	158	457

Total asset impairment, restructuring and other charges	$—	$10,998	$697

        The Company recorded $5.9 million in asset impairment charges during fiscal year 2007 relating to certain property, plant and equipment not acquired by Vishay in connection with the Divestiture.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Asset Impairment, Restructuring and Other Charges (Continued)

Other Activities and Charges

        From time to time, the Company also undertakes and executes other smaller scale restructuring initiatives at its local sites. In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $13.8 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. In fiscal year 2008, severance charges consisted of $1.2 million related to the closure of its Oxted facility and $1.5 million related to its El Segundo facility. The Company expects the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010.

        The following illustrates the charges (credits) the Company recorded in the fiscal years ended June 30, 2008, 2007 and 2006 related to its other restructuring activities (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Reported in cost of sales	$—	$—	$—

Reported in asset impairment, restructuring and other charges (credits):
Asset impairment	$—	$—	$306
Severance	2,670	—	2
Other charges (credits)	410	(13)	238

Total asset impairment, restructuring and other charges (credits)	$3,080	$(13)	$546

        Changes in the Company's accrued severance balance for the fiscal years ended June 30, 2008, 2007 and 2006 are as follows (in thousands):

Accrued severance, June 30, 2005	$6,319
Charged to operating expenses	2,554
Costs paid	(7,195)
Foreign exchange losses	6
Credited to asset impairments, restructuring and other charges	(693)

Accrued severance, June 30, 2006	991
Charged to operating expenses	3,393
Costs paid	(8,620)
Foreign exchange gains	(11)
Charged to asset impairments, restructuring and other charges	5,073

Accrued severance, June 30, 2007	826
Charged to operating expenses	5,674
Costs paid	(8,095)
Foreign exchange gains	16
Charged to asset impairments, restructuring and other charges	2,670

Accrued severance, June 30, 2008	$1,091

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information

        As previously described in Note 2, "Discontinued Operations and the Divestiture," the Company sold its PCS Business to Vishay on April 1, 2007. Subsequent to the Divestiture, the Company's Chief Operating Decision Maker, who is the Company's Chief Executive Officer ("CEO") in the fourth quarter of the Company's fiscal year ended June 30, 2007, redefined the Company's business segments to better focus on the two key power management challenges, energy savings and energy efficiency. As a consequence, beginning in the fourth fiscal quarter ended June 30, 2007, the Company has reported its financial segments based on how its CEO reviewed and allocated resources for the business and assessed the performance of its business managers. The Company now reports in seven segments: Enterprise Power ("EP"), PMD, PS, Energy-Saving Products ("ESP"), A&D, Intellectual Property ("IP") and TS segments.

        As part of the PCS Business sale to Vishay, the Company agreed to provide certain manufacturing and support services for up to three years following the closing date of the Divestiture, which are reported separately in the TS segment. The results of the PCS Business through the Divestiture date were reported in the CP and NAP segments, consistent with prior years and in line with the Company's business segment reporting prior to its reorganization and the redefinition of its business segments by the CEO. For the fiscal year ended June 30, 2007, the financial results of NAP segment were included in discontinued operations and prior period results were correspondingly reclassified to conform to current period presentation. Financial results of the CP segment were not included in discontinued operations, as the Company expects to have significant ongoing involvement based on the significance of the cash flows to be derived from the PCS transition services.

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

        Below is a description of the Company's reportable segments:

  •
  The PMD segment consists of the Company's discrete power MOSFETs, excluding DirectFET® and IGBTs. These products are multi-market in nature and therefore add value across a wide-range of applications and markets. PMD targets power supply, automotive, notebook and industrial and commercial battery-powered applications.

  •
  The ESP segment includes the Company's HVICs, digital control ICs, intelligent power switch ICs, micro-electronic relay ICs, motion control modules, high voltage DirectFET® and IGBTs. ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light-emitting diodes; advanced automotive solutions such as diesel injection and electric-gasoline hybrids; and consumer applications such as plasma televisions, liquid crystal display TV and class D audio systems. These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

  •
  The A&D segment includes the Company's RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines and other defense and high-reliability applications. A&D's strategy is to apply

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information (Continued)

    multiple technologies to deliver highly efficient power delivery in applications that operate in harsh environments such as space, underwater and underground, and certain medical applications.

  •
  The EP segment includes the Company's LVICs (including XPhase® and SupIRBuck™) and DirectFET® Power MOSFETs. Products within the EP segment are focused on data center applications (such as servers, storage, routers and switches), and communication infrastructure equipment end markets. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to the Company's customers for their next generation applications that require a higher level of performance and technical service.

  •
  The PS segment is solely comprised of the Company's iPOWIR® product which is an optimized and versatile functional component that combines multiple power semiconductors, ICs, and passive elements into a single thermally enhanced package. The PS segment targets computers, switchers and routers, servers and game stations.

  •
  The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of the Company's licensed MOSFET patents. Some of the Company's power MOSFET patents have expired in calendar year 2007 and the broadest expire in calendar year 2008. Certain of the licensed MOSFET patents remain in effect through 2010. However, with the expiration of the Company's broadest MOSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arrangements that the Company believes are consistent with its business strategy. The strategy within the IP segment is to concentrate on creating and using the Company's IP primarily for the design and development of new value-added products, along with opportunistic licensing.

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

        The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs and asset impairment, restructuring and other charges to the operating segments, as these are not meaningful statistics to the CEO in making resource allocation decisions or in evaluating performance of the operating segments.

        The accounting policies of the segments are the same as those described in Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies." The Company's wafer manufacturing facilities fabricate ICs for all business units as necessary and their operating costs are

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information (Continued)

reflected in the segments' cost of revenues on the basis of product costs. General manufacturing overhead and variances are allocated to the segments based on their percentage of total revenues. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross profit for the segments. Due to the Company's methodology for cost build up at the product level it is impractical to determine the amount of depreciation and amortization included in each segment's gross profit. The Company does not discretely allocate assets to its operating segments, nor does the CEO evaluate operating segments using discrete asset information.

        Revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	June 30, 2008			June 30, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$373,947	38.0%	21.2%	$416,464	34.6%	33.7%
Energy-Saving Products	202,239	20.5	37.1	225,250	18.7	47.7
Aerospace and Defense	152,855	15.5	50.4	157,008	13.1	51.2
Enterprise Power	102,484	10.4	43.5	87,535	7.3	52.0
PowerStage	63,197	6.4	25.4	84,070	7.0	15.5
Intellectual Property	30,490	3.1	100.0	44,171	3.7	100.0

Ongoing segments total	925,212	93.9	34.9	1,014,498	84.4	42.5
Transition Services	59,618	6.1	0.4	18,730	1.6	7.5
Commodity Products	—	—	—	169,241	14.0	17.1

Consolidated total	$984,830	100.0%	32.8%	$1,202,469	100.0%	38.4%

	June 30, 2006
Business Segment	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$369,974	36.5%	36.6%
Energy-Saving Products	200,607	19.8	52.5
Aerospace and Defense	131,062	12.9	48.1
Enterprise Power	68,280	6.7	54.4
PowerStage	7,962	0.8	36.0
Intellectual Property	38,839	3.8	100.0

Ongoing segments total	816,724	80.5	46.8
Commodity Products	198,076	19.5	21.9

Consolidated total	$1,014,800	100.0%	42.0%

        Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term investments, restricted

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Segment Information (Continued)

cash, long-term deferred income taxes, goodwill and acquisition-related intangibles. Geographic information for the fiscal years ended June 30, 2008, 2007 and 2006 is presented below (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Revenues from Unaffiliated Customers
The United States	$272,928	$329,741	$273,543
Asia	484,516	599,576	499,790
Europe	196,896	228,981	202,628

Subtotal	954,340	1,158,298	975,961
Royalties (unallocated)	30,490	44,171	38,839

Total	$984,830	$1,202,469	$1,014,800

Long-lived Assets
The United States	$296,487	$351,515	$352,397
Asia	37,528	38,751	45,061
Europe	252,734	268,642	274,284

Total	$586,749	$658,908	$671,742

        No single customer accounted for more than ten percent of the Company's consolidated revenue for the fiscal years ended June 30, 2008, 2007 or 2006. However, for the fiscal year ended June 30, 2008, approximately 5.9 percent of the Company's consolidated revenue was associated with the shipment of one product directly to or through the Company's distributors to one original equipment manufacturer.

9. Income Taxes

        On July 1, 2007, the Company adopted the provisions of FIN 48. Under FIN 48, differences between the amounts recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption are to be accounted for as a cumulative effect adjustment recorded to retained earnings. The adoption of FIN 48 had no material impact on the consolidated financial statements. Consistent with the provisions of FIN 48, the Company has reclassified $21.1 million of income tax liabilities (including interest and penalties) from accrued income taxes to other long-term liabilities in the consolidated balance sheet during the fourth quarter of fiscal year 2008 because it was determined that payment of cash is not anticipated within one year of the balance sheet date.

        During preparation for the adoption of FIN 48, the Company identified various accounting errors related to its accounting for income taxes for the fiscal years 2001 through 2006. Most significantly, the Company determined that its transfer pricing methodology for fiscal years 2001 through 2006 could not be sustained. In addition, the Company has corrected its accounting for certain types of foreign-earned income that are subject to taxation currently, rather than deferred until the earnings are remitted. This determination also impacted prior distributions made by the Company's foreign subsidiaries as well as the Company's U.S. federal foreign tax credit claims. The Company also corrected errors related to the tax accounting for certain foreign currency gains and losses and U.S. export tax incentives. The Company reviewed its deferred tax accounts, and corrected its accounting for temporary differences,

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

primarily related to property, plant and equipment, intangible assets and various nondeductible reserves and accruals. The Company also identified and corrected for other unrecorded foreign tax liabilities. The Company has also corrected the application of certain SFAS No. 109 provisions related to tax effecting the elimination of profit-in-ending inventory.

        In connection with matters described above, the Company prepared and filed in September 2007 amended U.S. federal tax returns for the fiscal years 2004 through 2006. In conjunction with the filing of these amended tax returns and extensions related to U.S. federal and state income tax returns for the fiscal year ended June 30, 2007, the Company remitted income taxes and interest in the aggregate amount of $74.0 million to the Internal Revenue Service and state taxing agencies. Upon filing the amended returns and paying the interest due on the indicated underpayment of tax, the Company released during the first fiscal quarter of 2008, from accrued income taxes, $15.8 million of accrued penalty and related interest for the underpayment of income taxes due for the fiscal years 2004 to 2006 that the Company determined would have been payable in those years and paid approximately $44.3 million in taxes and $4.2 million for accrued interest and penalties on those taxes. The Company also paid, in the first quarter of fiscal year 2008, the Internal Revenue Service and state taxing agencies approximately $25.5 million upon the filing of fiscal year 2007 extensions. Additionally, during fiscal year 2008 the Company filed Forms 3115 to correct certain tax accounting methods with respect to the fiscal years ended June 30, 2001 through June 30, 2006. As a consequence of filing the Forms 3115, the Company reversed, throughout fiscal year 2008, approximately $1.2 million of accrued penalties and related interest for the fiscal years ended June 30, 2001 through June 30, 2006.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        A reconciliation of unrecognized tax benefits from July 1, 2007 to June 30, 2008 is as follows (in thousands):

Unrecognized tax benefits at July 1, 2007(1)	$125,725
Increases for positions taken in current year	865
Increases for positions taken in a prior year	3,741
Decreases for positions taken in a prior year	—
Decreases for settlements with taxing authorities	(44,674)
Decreases for lapses in the applicable statute of limitation	—

Unrecognized tax benefits at June 30, 2008	$85,657

    (1)
    Unrecognized tax benefits at July 1, 2007 includes $21.8 million of amounts previously classified as income taxes payable or reduction of deferred tax assets.

        As of June 30, 2008, the liability for income tax associated with uncertain tax positions was $85.7 million. If recognized, the liability associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $53.3 million which would reduce the Company's future effective tax rate.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. At adoption of FIN 48, the Company had accrued $48.7 million of interest and penalties related to uncertain tax positions. The accrued interest at adoption of FIN 48 includes the tax benefit of the interest deduction of $4.7 million and also includes an adjustment of $1.2 million related to a change in estimate for fiscal year 2007. As of June 30, 2008, the Company had accrued interest and penalties of $31.4 million. The decrease in interest and penalties from the date of adoption is primarily the result of filing amended U.S. federal tax returns for fiscal years 2004 to 2006 which included the payment of interest of approximately $4.2 million and the reversal of approximately $15.8 million of penalties and related interest that were partially offset by the accrual of additional interest and penalties of $2.6 million.

        The uncertain tax positions are expected to decrease from June 30, 2008 by approximately $42.4 million over the next twelve months primarily due to the filing of amended returns, offset by small increases in uncertain tax positions in certain foreign tax jurisdictions.

        The Company anticipates that there will be other changes to the unrecognized tax benefit associated with uncertain tax positions due to the expiration of statutes of limitation, payment of tax on amended returns, audit settlements and other changes in reserves. However, due to the uncertainty regarding the timing of these events, a current estimate of the range of other changes that may occur within the next twelve months cannot be made.

        The Company has determined that in fiscal year 2009 it will file amended U.S. federal income tax returns and will pay approximately $14.2 million in taxes and $13.2 million in related interest and penalties to the Internal Revenue Service in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The Company's major tax jurisdictions are U.S. Federal, California, Japan, United Kingdom, Singapore, Germany, Hong Kong and Mexico. In the ordinary course of business, the Company is subject to examination by taxing authorities. As of June 30, 2008, the Company is no longer subject to U.S. federal income tax examinations for years before fiscal year ended July 1, 2001; California income tax examinations before fiscal year ended July 5, 1998; Japan income tax examinations before fiscal year ended June 30, 2002; United Kingdom and Germany tax examinations before fiscal year ended June 30, 2002; Singapore and Mexico tax examination for assessment year ended December 31, 2001; and Hong Kong profits tax examinations before assessment year ended March 31, 2003.

        The Company is currently under tax examination by the following tax jurisdictions: California for fiscal years ended July 4, 2004 and July 3, 2005; and Germany for fiscal years ended June 30, 2002 through July 3, 2005.

        (Loss) income from continuing operations before income taxes for the fiscal years ended June 30, 2008, 2007 and 2006 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Domestic	$(159,962)	$75,814	$91,244
Foreign	53,115	60,668	52,907

Total pretax (loss) income	$(106,847)	$136,482	$144,151

        The (benefit from) provision for income taxes from continuing operations for the fiscal years ended June 30, 2008, 2007 and 2006 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006
Current income taxes:
Domestic	$(41,020)	$98,113	$59,747
Foreign	17,112	23,934	27,348

	(23,908)	122,047	87,095

Deferred income taxes:
Domestic	(18,069)	(54,335)	4,402
Foreign	(2,228)	(4,717)	2,490

	(20,297)	(59,052)	6,892

Total (benefit) provision	$(44,205)	$62,995	$93,987

        The tax benefit from options exercised reduced current income taxes payable for the fiscal years ended June 30, 2008, 2007 and 2006 by $0.1 million, $3.7 million and $11.8 million, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The Company's effective tax rate on pretax (loss) income from continuing operations differs from the U.S. federal statutory tax rate for the fiscal years ended June 30, 2008, 2007 and 2006, as follows:

	Fiscal Year Ended June 30,
	2008	2007	2006
Statutory tax rate	(35.0)%	35.0%	35.0%
State taxes, net of federal benefit	(3.1)%	2.7%	1.1%
Export tax incentive	0.0%	(2.4)%	(1.9)%
Multijurisdiction taxation	(2.5)%	2.8%	13.4%
Actual and deemed foreign dividends	6.8%	9.1%	22.4%
Foreign tax credit	(2.4)%	(2.5)%	(11.8)%
Research and development credit	(2.1)%	(0.1)%	(2.7)%
Penalties and interest	(11.1)%	4.0%	10.0%
Goodwill impairment	7.1%	0.0%	0.0%
Divestiture—difference in book and tax basis	0.0%	(3.6)%	0.0%
Other, net	0.9%	1.1%	(0.3)%

Effective tax rate	(41.4)%	46.1%	65.2%

        The major components of the net deferred tax assets (liabilities) as of June 30, 2008 and 2007 are as follows (in thousands):

	June 30,
	2008	2007
Deferred tax liabilities:
Unrealized gain on securities	$—	$(9,503)
Unrealized gain on functional currency	(97)	(720)
Other	(11,527)	(11,618)

Total deferred tax liabilities	(11,624)	(21,841)

Deferred tax assets:
Accrued expenses	34,062	30,079
Accrued compensation	17,885	11,624
Property, plant and equipment	40,768	41,972
Deferred gain on Divestiture	44,823	44,179
Unrealized gain on securities	905	—
Net operating loss carryforward	6,469	4,442
Research and experimental credits	33,753	29,036
Other tax credits	533	476
Other	6,122	3,837

Total deferred tax assets	185,320	165,645

Valuation allowance	(78,142)	(68,228)

Net deferred tax assets	$95,554	$75,576

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        As of June 30, 2008, before valuation allowances of $20.4 million, the Company has $31.5 million in state R&D tax credits that carry forward indefinitely.

        Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of operating loss carryforward and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred as of June 30, 2008 that would limit the Company's utilization of any operating loss carryforward or other tax attributes.

        Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies. The Company believes that there is a risk that certain deferred tax assets, including state R&D credits and capital losses, may result in no benefit and, accordingly, has established a valuation allowance of $78.1 million against them. Of this amount approximately $5.1 million will reduce additional paid in capital when released. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not that the net deferred tax assets will be realized through future taxable earnings or alternative tax strategies. The Company released its valuation allowance with respect to its United Kingdom deferred tax assets in fiscal year 2007 in the amount of $41.1 million with $26.6 million reducing goodwill and $5.8 million reducing deferred income tax expense. The Company has determined that it is more likely than not that such deferred tax assets are realizable after the Divestiture transaction with Vishay on April 1, 2007. During fiscal year 2008, the Company reduced its remaining United Kingdom valuation allowance in the amount of $2.9 million and its valuation allowance at IR Germany of $0.4 million, reducing deferred income tax expense.

        For fiscal year 2008, deferred tax benefits recognized in other comprehensive income as a result of unrealized losses for foreign currency contracts and securities held for sale required the recording of a corresponding valuation allowance because the Company believes that their realization is not assured.

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

        As of June 30, 2008, U.S. income taxes have not been provided on approximately $79.3 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

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

10. Net Income per Common Share

        The reconciliation of the numerator and denominator of the net income per common share—basic and diluted determined in accordance with SFAS No. 128 for the fiscal years ended June 30, 2008, 2007 and 2006 (in thousands, except per share data) is as follows:

	Fiscal Year Ended June 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Data
Net loss per common share—basic:
Loss from continuing operations	$(62,642)	72,819	$(0.86)
Loss from discontinued operations, net of taxes	—	72,819	—

Net loss	$(62,642)	72,819	$(0.86)

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations		—	$—
Income from discontinued operations, net of taxes		—	—

Net income		—	$—

Net loss per common share—diluted:
Loss from continuing operations	$(62,642)	72,819	$(0.86)
Income from discontinued operations, net of taxes	—	72,819	—

Net loss	$(62,642)	72,819	$(0.86)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Net Income per Common Share (Continued)

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

        On July 16, 2007, the Company repaid the Notes, which matured on July 16, 2007. As such, there will no longer be the dilutive effect from the 7,439,000 shares convertible under the Notes on a prospective basis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Environmental Matters

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

        Additionally, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if released substances damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on the Company's results of operations, financial position or cash flows, as could any failure by the Company to comply with environmental laws and regulations.

        As part of the environmental review process, the Company has provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to the Company's Mesa, Arizona and Temecula, California facilities. The Company has taken steps to correct the alleged deficiencies. However, during the fiscal quarter ended September 30, 2007, the Company received a notification of proposed penalty in Mesa, Arizona from local environmental authorities in the amount of approximately $2.4 million, which the Company settled for $98,500 in December 2007. The Company has not yet been assessed any penalties with respect to the disclosures made for its Temecula, California facility. Additionally, during negotiations for the Divestiture, chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy. The Company has advised appropriate governmental authorities and is awaiting further reply to its inquiries, with no current orders or directives on the matter outstanding from the governmental authorities.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Environmental Matters (Continued)

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

12. Commitments and Contingencies

        As of June 30, 2008, the future minimum lease commitments under non-cancelable operating leases of equipment and real property are as follows: fiscal year 2009: $8.1 million; fiscal year 2010: $6.6 million; fiscal year 2011: $5.4 million; fiscal year 2012: $1.9 million; fiscal year 2013: $1.3 million; thereafter: $1.1 million. There were no capital lease obligations as of June 30, 2008.

        Total rental expense on all operating leases totaled $11.1 million, $11.2 million and $10.5 million in the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $3.3 million at June 30, 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

        In connection with the Divestiture, in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. In fiscal year 2008, the divested entities' tax obligations increased to $20.7 million due to the impact of foreign currency translation on the underlying obligation partially offset by a decrease in the obligation resulting from the lapsing of a statute of limitation in a foreign tax jurisdiction.

        Following the Divestiture, the Company commenced discussions with Vishay regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, the Company did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of the Company's prior Audit Committee-led Investigation. As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and the Company maintains that the proper application of the contractual formula results in no adjustment to net working capital. The Company does not believe that Vishay's assertions have merit and intends to vigorously defend its position.

        On June 9, 2008, Vishay asserted that it believes certain forecasts it received from the Company during the Divestiture negotiations related to the Automotive Systems Business Unit ("ASBU") of the PCS Business were "materially overstated" and "based upon assumptions that the management of the Company at the time knew to be unfounded and unsupportable." As part of its claim, Vishay also alleged that non-disclosure and concealment of future prospects related to the ASBU business caused Vishay to suffer damages in excess of $50.0 million attributable to, among other things, the purchase price for ASBU, subsequent operational losses and the costs incurred by Vishay in connection with the later divestment of the ASBU business. The Company does not believe that Vishay's assertions have merit and intend to vigorously defend its position.

        Vishay has also advised the Company of certain other potential claims, including, but not limited to, certain product quality claims related to PCS products transferred to Vishay but manufactured prior to the consummation of the Divestiture and a claim regarding certain chemicals found in the ground water at its former manufacturing plant in Borgaro, Italy. The Company is currently in the process of assessing these claims. The Company believes that these claims will not have a material adverse effect on its business or prospects, and it intends to vigorously defend its rights and position.

        Subsequent to the Company's fiscal year ended June 30, 2008, on August 15, 2008, and concurrently with making an unsolicited non-binding proposal to acquire all of the outstanding shares of the Company for $21.22 per share in cash, Vishay re-asserted its claims against the Company arising from the Divestiture and included an additional claim for rescission of the prior transaction. The Company has rejected Vishay's offer, and as stated above, the Company does not believe that Vishay's assertions have merit and intend to vigorously defend its position.

        On September 10, 2008, Vishay made an unsolicited proposal to acquire all outstanding shares of the Company at a price of $23.00 per share, and announced its intention to commence a tender offer to purchase all of the Company's shares. In addition, it gave notice of its intention: (a) to nominate three individuals for election as Class I directors at the 2007 Annual Meeting scheduled for October 10, 2008 ("2007 Annual Meeting"), and (b) to present at that meeting proposals to amend the Company's Bylaws. Vishay's proposed Bylaw amendments provide: (x) that the meeting to elect the Company's Class II directors be held by December 21, 2008; (y) that any adjournment of a

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Commitments and Contingencies (Continued)

stockholders' meeting at which a quorum is present must be approved by a majority of the shares present at the meeting in person or by proxy; and (z) for an amendment to the Bylaws to repeal any new Bylaws and Bylaw amendments adopted by the Board of Directors between February 29, 2008 and the 2007 Annual Meeting unless approved by the holders of a majority of the outstanding shares of the Company.

        On the same date, Vishay also commenced an action in the Delaware court of Chancery (the "Delaware Action") against the Company and its current directors seeking, among other things: (a) to compel a meeting of shareholders on or before December 21, 2008 to elect Class II directors to fill the positions of those whose terms expire in 2008; (b) a declaration that proposed amendments to the Company's Bylaws are valid under Delaware law and the Company's Certificate of Incorporation; and (c) a mandatory injunction requiring the Company to present such proposed amendments for a vote at the 2007 Annual Meeting. The Delaware Action does not seek damages against the Company. The Company believes that the Delaware Action is without merit and intends to oppose it vigorously.

13. Litigation

         International Rectifier Securities Litigation.    Following the Company's disclosure on April 9, 2007 that the Company's Audit Committee was conducting the internal Investigation into certain revenue recognition matters, a series of putative class action lawsuits was filed against IR in the United States District Court for the Central District of California. The complaints were filed on behalf of a putative class of purchasers of the Company's stock from October 27, 2005 through April 9, 2007 ("Original Class Period"), and named as defendants the Company and certain of its present and former officers and directors. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged accounting irregularities at the Company's Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed the Massachusetts Laborers' Pension Fund and the General Retirement System of the City of Detroit (together, "Lead Plaintiffs") as co-lead plaintiffs.

        On January 14, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint ("CAC"). The CAC purported to extend the Original Class Period by nearly two years, from July 31, 2003 to August 29, 2007, and added claims based upon its disclosures that certain former officers improperly allocated operating expenses as restructuring charges, improperly assigned tax liability from higher to lower tax jurisdictions and improperly accounted for tax benefits associated with the granting of stock options. The CAC named as defendants several of the Company's former officers, but did not name any of the Company's past or present directors except Eric Lidow and Alex Lidow. On March 6, 2008, defendants filed motions to dismiss the CAC. On May 23, 2008, the Court issued an order granting defendants' motions to dismiss, without prejudice, on the ground that Lead Plaintiffs failed to plead detailed facts sufficient to give rise to a strong inference of defendants' scienter. The Court has permitted Lead Plaintiffs to file an amended complaint on or before October 17, 2008.

         Derivative Litigation.    On August 1, 2008, a partial derivative lawsuit captioned Mayers v. Lidow, No. BC395652, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint asserts derivative claims, purportedly on behalf of the Company, against certain of the Company's former officers, and current and former directors, alleging breach of fiduciary duty, unjust enrichment and violations of Section 25402 of the California Corporations Code in connection

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Litigation (Continued)

with the matters reported in the Company's recent public filings with the SEC. The derivative claims seek damages, disgorgement and imposition of a constructive trust against the individual defendants purportedly for the benefit of the Company. The complaint also seeks injunctive relief against the current Board of Directors under a provision of Delaware law that permits shareholders to ask the Court of Chancery to require, in its discretion, a company to hold an annual shareholders' meeting. The complaint does not seek monetary relief against the Company. The Company intends to move for dismissal of these claims on the grounds that plaintiff does not have standing to proceed derivatively on the behalf of the corporation.

         Litigation Arising from Vishay Proposal.    On August 15, 2008, shortly after the Company's disclosure that Vishay had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company for $21.22 per share in cash, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint names as defendants the Company and all current directors and alleges that the Vishay proposal is unfair and that the Company's directors breached their fiduciary duties in connection with the proposed acquisition by failing to properly value the Company and, if they accept the offer, by failing to maximize the Company's value through steps such as the solicitation of alternate offers. The action seeks to enjoin defendants from agreeing to the Vishay proposal or, alternatively, to rescind a merger with Vishay if it were ultimately consummated, as well as an award of attorneys' fees and costs. Five other substantively identical complaints seeking the same relief also have been filed in the same court: United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 v. International Rectifier Corp., No. BC396490 (filed Aug. 19, 2008); Gerber v. International Rectifier Corporation, No. BC 396678 (filed Aug. 20, 2008); Hay Ly v. International Rectifier Corporation, No. BC 396679 (filed Aug. 20, 2008); Soyugenc v. International Rectifier Corp., No. BC396855 (filed Aug. 22, 2008); and Guttman v. International Rectifier Corp., No. BC396818 (filed Aug. 22, 2008). The lawyers that filed the Zhao complaint also filed the complaints in Gerber, Ly, and Soyugenc. On August 22, 2008, United Union of Roofers, Waterproofers & Allied Workers Local Union No. 8 ("United Union") filed a motion for consolidation and for appointment as lead plaintiff. In support of its motion, United Union argues that each action asserts similar claims, that United Union is the only institutional plaintiff, and that United Union's attorneys are qualified to serve as lead counsel for the class. The Company expects to join United Union's motion for consolidation but likely will take no position as to the appointment of lead plaintiff.

        On August 29, 2008, within hours of the Company's announcement that it had rejected the August 15, 2008 proposal made by Vishay to purchase all outstanding shares of the Company, a partial derivative complaint captioned City of Sterling Heights Police Fire Retirement System v. Dahl, No. BC397326, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint names as defendants all of IR's current directors and alleges that the directors breached their fiduciary duties by rejecting the Vishay offer and by failing to negotiate a higher price in connection with that offer. In addition to the claim for breach of fiduciary duty, which plaintiff brings both derivatively and purportedly on behalf of a class of investors, plaintiff also alleges derivative claims for abuse of control, gross mismanagement, and waste. The complaint seeks an injunction requiring the Board of Directors to appoint a committee of independent directors to consider strategic alternatives for the Company and invalidating any defensive measures the Board of Directors might take in connection with this or any other offer.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Litigation (Continued)

        None of these actions seeks damages against the Company. The Company believes that the actions are without merit. The Company expects to seek to consolidate the actions and intends to oppose them vigorously.

        On September 10, 2008, Vishay made an unsolicited proposal to acquire all outstanding shares of the Company at a price of $23.00 per share, and announced its intention to commence a tender offer to purchase all of the Company's shares. In addition, it gave notice of its intention: (a) to nominate three individuals for election as Class I directors at the 2007 Annual Meeting, and (b) to present at that meeting proposals to amend the Company's Bylaws. Vishay's proposed Bylaw amendments provide: (x) that the meeting to elect the Company's Class II directors be held by December 21, 2008; (y) that any adjournment of a stockholders' meeting at which a quorum is present must be approved by a majority of the shares present at the meeting in person or by proxy; and (z) for an amendment to the Bylaws to repeal any new Bylaws and Bylaw amendments adopted by the Board of Directors between February 29, 2008 and the 2007 Annual Meeting unless approved by the holders of a majority of the outstanding shares of the Company.

        On the same date, Vishay also commenced the "Delaware Action against the Company and its current directors seeking, among other things: (a) to compel a meeting of shareholders on or before December 21, 2008 to elect Class II directors to fill the positions of those whose terms expire in 2008; (b) a declaration that proposed amendments to the Company's Bylaws are valid under Delaware law and the Company's Certificate of Incorporation; and (c) a mandatory injunction requiring the Company to present such proposed amendments for a vote at the 2007 Annual Meeting. The Delaware Action does not seek damages against the Company. The Company believes that the Delaware Action is without merit and intends to oppose it vigorously.

         Governmental Investigations.    The Company is cooperating fully with investigators from the SEC Division of Enforcement, the Internal Revenue Service and the U.S. Attorneys' Office regarding matters relating to the Audit Committee-led Investigation and other matters described in Note 2, "Restatements of Consolidated Financial Statements," of our Annual Report on Form 10-K for fiscal year 2007 filed with the SEC on August 1, 2008. The Company has responded to subpoenas for records from the SEC; and the Company will continue to cooperate with these investigators regarding their investigation into these matters.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Litigation (Continued)

2008, the Federal Circuit ruled against IR and reversed the judgment. The proceedings are now at an end, subject only to the possibility that the Supreme Court will review the case on writ of certiorari. The Company filed a petition for such a writ in July 2008.

         Angeles. v. Omega.    See Note 11, "Environmental Matters."

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

14. Related Party Transactions

        As discussed in Note 3, "Investments," the Company holds as strategic investment common stock of Nihon, a related party. During the fiscal year ended June 30, 2006, the Company sold 2.6 million shares in Nihon for net proceeds of $19.1 million and recognized $13.6 million of pretax gains recorded in other income. At June 30, 2008 and 2007, the Company owned approximately 9.2 percent of the outstanding shares of Nihon. As previously reported, the Company's former Chief Financial Officer was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the former general manager of the Company's Japan subsidiary was a director of Nihon until about October 2007 and another member of the Company's Japan subsidiary was a director from June 28, 2005 through June 30, 2008.

        During the fiscal years ended June 30, 2008, 2007 and 2006, the Company recorded royalties of approximately $0.1 million, $0.5 million and $0.1 million and revenues of approximately $0.8 million, $1.1 million and $0.5 million, respectively, in connection with its license agreements with Nihon.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Data (Unaudited)

        The following table sets forth a summary of the Company's quarterly financial information for each of the four quarters in the fiscal year ended June 30, 2008 (in thousands, except per share data):

	Three Months Ended
Year Ended June 30, 2008	September 30, 2007(1)	December 31, 2007(1)	March 31, 2008(1)	June 30, 2008	Year Ended June 30, 2008
Revenues	$266,194	$262,736	$252,224	$203,676	$984,830
Cost of sales	168,809	170,683	185,694	136,821	662,007

Gross profit	97,385	92,053	66,530	66,855	322,823
Selling and administrative expense	66,806	69,778	76,060	80,524	293,168
Research and development expense	27,219	28,083	25,957	24,553	105,812
Impairment of goodwill	—	—	—	32,624	32,624
Amortization of acquisition-related intangible assets	1,057	1,053	1,054	1,492	4,656
Asset impairment, restructuring and other charges	35	7	1,916	1,122	3,080

Operating income (loss)	2,268	(6,868)	(38,457)	(73,460)	(116,517)
Other expense, net	6,129	1,305	3,846	8,143	19,423
Interest income, net	(7,893)	(7,829)	(6,841)	(6,530)	(29,093)

Income (loss) from continuing operations before income taxes	4,032	(344)	(35,462)	(75,073)	(106,847)
Benefit from income taxes	(6,381)	(657)	(13,895)	(23,272)	(44,205)

Income (loss) from continuing operations	10,413	313	(21,567)	(51,801)	(62,642)
Income from discontinued operations, net of taxes	—	—	—	—	—

Net income (loss)	$10,413	$313	$(21,567)	$(51,801)	$(62,642)

Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.14	$0.00	$(0.30)	$(0.71)	$(0.86)
Income from discontinued operations	—	—	—	—	—

Net income (loss) per share	$0.14	$0.00	$(0.30)	$(0.71)	$(0.86)

Diluted:
Income (loss) from continuing operations	$0.14	$0.00	$(0.30)	$(0.71)	$(0.86)
Income from discontinued operations	—	—	—	—	—

Net income (loss) per share	$0.14	$0.00	$(0.30)	$(0.71)	$(0.86)

Average common shares outstanding—basic	72,811	72,814	72,826	72,826	72,819

Average common shares and potentially dilutive securities outstanding—diluted	73,257	73,151	72,826	72,826	72,819

(1)
Certain reclassifications have been made to the previously reported amounts to conform to the current presentation.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Data (Unaudited) (Continued)

        The following table sets forth a summary of the Company's quarterly financial information for each of the four quarters in the fiscal year ended June 30, 2007 (in thousands, except per share data):

	Three Months Ended
Year Ended June 30, 2007	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	Year Ended June 30, 2007
Revenues	$288,700	$345,631	$291,278	$276,860	$1,202,469
Cost of sales	167,192	209,556	186,677	177,686	741,111

Gross profit	121,508	136,075	104,601	99,174	461,358
Selling and administrative expense	56,847	53,194	55,330	46,717	212,088
Research and development expense	28,600	31,792	31,754	30,648	122,794
Amortization of acquisition-related intangible assets	435	413	394	647	1,889
Asset impairment, restructuring and other charges	1,961	206	8,155	76	10,398

Operating income	33,665	50,470	8,968	21,086	114,189
Other income, net	(81)	(1,696)	(3,647)	(833)	(6,257)
Interest income, net	(2,525)	(1,843)	(4,619)	(7,049)	(16,036)

Income from continuing operations before income taxes	36,271	54,009	17,234	28,968	136,482
Provision for income taxes	18,682	16,210	12,307	15,796	62,995

Income from continuing operations	17,589	37,799	4,927	13,172	73,487
(Loss) income from discontinued operations, net of taxes	(1,317)	8,415	(2,843)	—	4,255

Net income	$16,272	$46,214	$2,084	$13,172	$77,742

Net income per common share:
Basic:
Income from continuing operations	$0.24	$0.52	$0.07	$0.18	$1.01
(Loss) income from discontinued operations	(0.01)	0.12	(0.04)	—	0.06

Net income per share	$0.23	$0.64	$0.03	$0.18	$1.07

Diluted:
Income from continuing operations	$0.24	$0.52	$0.07	$0.18	$1.01
(Loss) income from discontinued operations	(0.02)	0.11	(0.04)	—	0.06

Net income per share	$0.22	$0.63	$0.03	$0.18	$1.07

Average common shares outstanding—basic	72,052	72,204	72,618	72,811	72,421

Average common shares and potentially dilutive securities outstanding—diluted	72,630	72,854	73,269	73,272	72,933

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Subsequent Events

         Patent License Agreement.    Subsequent to June 30, 2008, the Company extended, in August 2008, a patent license agreement with one of its principal licensees for fixed payments of $2.0 million per quarter, over ten quarters beginning September 30, 2008.

         Vishay.    As previously announced by the Company, on August 15, 2008, the Company issued a press release acknowledging receipt of an unsolicited, non-binding proposal from Vishay to acquire all of the outstanding shares of the Company for $21.22 per share in cash. On August 29, 2008, the Company announced that its Board of Directors rejected the Vishay proposal. A number of lawsuits have been filed in conjunction with Vishay's proposal and the Company's rejection of the proposal (see Note 13, "Litigation—Litigation Arising from Vishay Proposal").

        On September 10, 2008, Vishay made an unsolicited proposal to acquire all outstanding shares of the Company at a price of $23.00 per share, and announced its intention to commence a tender offer to purchase all of the Company's shares. In addition, it gave notice of its intention: (a) to nominate three individuals for election as Class I directors at the 2007 Annual Meeting, and (b) to present at that meeting proposals to amend the Company's Bylaws. Vishay's proposed Bylaw amendments provide: (x) that the meeting to elect the Company's Class II directors be held by December 21, 2008; (y) that any adjournment of a stockholders' meeting at which a quorum is present must be approved by a majority of the shares present at the meeting in person or by proxy; and (z) for an amendment to the Bylaws to repeal any new Bylaws and Bylaw amendments adopted by the Board of Directors between February 29, 2008 and the 2007 Annual Meeting unless approved by the holders of a majority of the outstanding shares of the Company.

        On the same date, Vishay also commenced the "Delaware Action against the Company and its current directors seeking, among other things: (a) to compel a meeting of shareholders on or before December 21, 2008 to elect Class II directors to fill the positions of those whose terms expire in 2008; (b) a declaration that proposed amendments to the Company's Bylaws are valid under Delaware law and the Company's Certificate of Incorporation; and (c) a mandatory injunction requiring the Company to present such proposed amendments for a vote at the 2007 Annual Meeting. The Delaware Action does not seek damages against the Company. The Company believes that the Delaware Action is without merit and intends to oppose it vigorously.

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

Background

        During fiscal year 2008, our Audit Committee completed the Investigation into certain accounting and financial reporting matters. As a result of the issues identified in the Investigation, as well as issues identified in additional reviews and procedures conducted by management with the assistance of external advisors, the Audit Committee determined that neither our financial statements for the fiscal quarters ended September 30, 2003 through December 31, 2006 and for the fiscal years ended June 30, 2004 through June 30, 2006 nor management's reports on internal control over financial reporting for the fiscal years ended June 30, 2005 and 2006 should be relied upon because of certain accounting errors and irregularities in those financial statements and reports on internal control over financial reporting. Accordingly, we restated our previously issued financial statements for those periods. Restated financial information is presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the SEC on August 1, 2008, which also contains a description of the Investigation, the accounting errors and irregularities identified and the adjustments made as a result of the restatement.

        As a result of management's review of the Investigation findings and its other internal reviews described above, we identified several deficiencies in our internal control over financial reporting, including our control environment and period-end financial reporting process. The control deficiencies failed to prevent or detect a number of accounting errors and irregularities, which led to the restatement described above. The identified control deficiencies represented material weaknesses in our internal control over financial reporting as of June 30, 2007. As a result of management's internal review, we have identified material weaknesses in our internal control over financial reporting that require corrective and remedial actions as described below and certain of those material weaknesses have been remediated as of June 30, 2008. In areas where we continue to have material weaknesses in internal control over financial reporting, we have employed additional procedures with the assistance of external accounting and tax advisors and performed additional procedures designed to ensure the reliability of our financial reporting. We believe that because of these additional procedures performed by management and the ongoing efforts to remediate the material weaknesses in internal control over financial reporting described below, the consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects.

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

        Our management, under the supervision and with the participation of our CEO and Acting CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of

June 30, 2008. Based on our evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our CEO and Acting CFO concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our CEO and Acting CFO, we conducted an assessment of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").

        A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting described above, management has identified the following control deficiencies that constituted individually or in the aggregate material weaknesses in our internal control over financial reporting as of June 30, 2008:

  1.
  We did not maintain an effective control environment based on the criteria established in the COSO Framework. Specifically,
  •
  We have not yet had a sufficient period of time to assess the effectiveness of our newly implemented training and communication programs which emphasize to our employees the importance of integrity, accountability and compliance.

  •
  We did not maintain complete and accurate business records to support certain transactions and accounting records. Our controls with respect to the creation, maintenance and retention of complete and accurate business records in such areas were not effective.

  •
  We did not maintain in certain areas of our internal audit, finance and accounting departments a sufficient complement of resources with an appropriate level of technical knowledge, experience and training commensurate with the demands of our financial reporting requirements.

  •
  We did not maintain effective controls over the restriction of access to incompatible functions within certain business system applications, giving rise to the opportunity to record or process transactions inconsistent with the user's roles and responsibilities.

        The control environment material weaknesses described above contributed to the material weaknesses set forth below.

  2.
  We did not maintain effective controls over the completeness and accuracy of our period end financial reporting processes for certain transactions, including controls with respect to review, supervision and monitoring of certain accounting operations. Specifically,
  •
  We did not maintain effective controls to ensure that journal entries were consistently prepared with sufficient support or documentation or that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded.

  •
  We did not maintain effective controls over the preparation of our financial statements with respect to the accounting of non-routine transactions. Controls over the analysis, documentation, and review and approval of the accounting and reporting of non-routine transactions have not been effectively designed.

  3.
  We did not maintain effective controls to ensure proper periodic recognition of revenue transactions were consistent with the nature of our customer relationships. Specifically, (i) existing Company policy and procedures were not consistently applied and adequately communicated, (ii) controls designed to maintain customer master file and contract information were not effectively operating and (iii) controls were not effective to detect certain customer sales transactions containing transfer of risk, transfer of title and delivery terms that were inconsistent with our standard sales terms and conditions. Other customer sale transactions and shipments were recorded in an earlier period than the correct sale transaction period without a written acknowledgement by the customer.

  4.
  We did not maintain effective controls to ensure that accounts payable and accrued liabilities incurred prior to the balance sheet are recorded in the proper period. Specifically, the controls surrounding our accounts payable and accrued liabilities process failed to ensure the completeness and accuracy over the processing and recording of purchase invoices at period end. Consequently, our accounts payable and accrued liability balances relating primarily to inventory in transit, construction in progress and other selling and administrative expense may not be properly recorded.

  5.
  We did not maintain a sufficient complement of personnel with income tax accounting knowledge and expertise to ensure the completeness and accuracy of our income taxes payable, deferred income tax assets and liabilities, and income tax provision.

        Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2008. The effectiveness of our internal controls over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Plans for Remediation of Material Weaknesses

        Substantial management changes have taken place at our Company. At the end of our fiscal year 2007, our CFO was terminated, our Executive Vice President of Sales and Marketing resigned and, in October 2007, our CEO resigned. The Chairman of our Board retired on May 1, 2008. We appointed our General Counsel as acting CEO and commenced an executive search process for a new CEO. During fiscal year 2008, we made additional management changes and put in place a Special Committee of the Board which was led by an Independent Lead Director, to assist in providing corporate oversight and to support the acting CEO. In February 2008, we named our new CEO, who brings extensive global experience in semiconductor operations, strategy and business development. We also appointed a new Acting CFO, designated a Chief Administrative Officer to oversee compliance and legal matters, appointed a new Vice President General Counsel, hired a new Vice President of Compliance who reports directly to the Audit Committee, elected three independent directors and appointed an independent Chairman of the Board.

        We are in the process of implementing remediation plans to address our material weaknesses. Our remediation plans include many actions that are in various stages of completion and designed to strengthen our internal controls over financial reporting. They include the following:

  Control Environment—In February 2008, Richard J. Dahl and Thomas A. Lacey were elected to our Board of Directors as independent outside Directors. Mr. Dahl subsequently became Chairman of the Board of Directors on May 1, 2008. In May 2008, Mary B. Cranston was elected to our Board of Directors as an independent outside Director. Additionally, she will serve as a member of the Corporate Governance and Nominating Committee of the Board of Directors.

  In March of 2008, Oleg Khaykin was appointed CEO and subsequently elected to our Board of Directors and Don Dancer was appointed Chief Administrative Officer. In April of 2008, Peter Knepper was appointed Acting CFO. In June of 2007, the Corporate Internal Audit function began reporting administratively to the General Counsel and directly to the Audit Committee. Beginning June 2, 2008, we created the new position of Vice President of Compliance, encompassing the internal audit function. The Vice President of Compliance reports directly to the Audit Committee and administratively to the Chief Administrative Officer. An updated "Hot-line" process administered by a third party was established to receive and transmit anonymous complaints including any relating to accounting or audit matters. In July of 2008, we appointed Timothy Bixler as Vice President, General Counsel and Secretary.

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

  Period End Financial Reporting Process—We have continued our efforts to retain personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. Until such time as we believe we have adequately engaged a sufficient complement of skilled personnel we will continue to supplement our accounting staff with external advisors and technical accounting staff.

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

  We are implementing a record retention policy which addresses our requirements of evidence to support our important business and accounting records and we have purchased and installed a third party software tool to improve the quality of our account reconciliations. In addition, we have implemented certain analytical procedures as part of our closing process to ensure that we have additional monitoring controls designed to improve the accuracy of our financial statements. We have instituted a quality-control function intended to ensure our public filings are free from computational and other errors.

  Revenue Recognition—We are currently designing for implementation a centralized customer contract master file function to ensure proper handling of creations, changes or deletions to customer master file information. We are conducting training on new and revised policies and procedures for: (i) ethics and integrity (ii) revenue recognition and (iii) order processing. We are currently implementing enhancements to our information technology systems to automate the recognition of revenue according to contractual terms and conditions regarding transfer of title and risk of loss. We have implemented internal quarterly testing of sales transactions where shipments have occurred prior to the original customer-specified date. Our corporate internal audit function has implemented procedures to review shipping and billing records to ensure that we recognize revenue in the proper accounting period.

  Accounting for Income Taxes—We continue to search for additional qualified tax personnel in order to ensure adequate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes. Until we develop a technically strong and knowledgeable team, we will engage external technical advisers to assist us with the evaluation of complex tax issues. We have hired tax managers outside the United States and are identifying candidates for the Director of Tax Financial Reporting. We have increased the number of levels of review of the preparation of the quarterly and annual income tax provision calculations, allocations and methodologies. We are improving the process, procedures and documentation standards relating to the preparation of the income tax provision calculations. We have corrected the methodology and accounting for certain types of foreign-earned income that are subject to taxation currently, rather than deferred until the earnings are remitted. We are evaluating the implementation of new tax software to facilitate the computation of our tax provision.

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

Changes in Internal Control Over Financial Reporting

        During the fiscal quarter ended June 30, 2008, we appointed Richard Dahl as Chairman of the Board of Directors; elected Mary B. Cranston to our Board of Directors as an independent outside Director; appointed a Chief Financial Officer (Acting); hired a Vice President of Compliance; and hired a permanent Controller to oversee Japan. In June 2008, we also trained employees on our ethics and integrity policy and communicated to all employees the importance of high ethical standards. Aside from these events, there were no additional changes in internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Members of the Board of Directors

        Dr. Jack Vance (age 83). Dr. Vance has served on IR's Board of Directors since 1988. From May 18, 2007, until May 2008, Dr. Vance served as lead outside director of IR. Dr. Vance is the Managing Director of Management Research, Inc., a management consulting firm, which he founded in 1989. From 1973 to 1989, he was the Managing Partner of the Los Angeles office of McKinsey & Company and served on the Executive Committee of that firm's board of directors from 1962 to 1989. Dr. Vance serves as a member of the board of several private companies, including King's Fish Company. Dr. Vance received a BS from the University of Louisville, an MBA from the Wharton School of Commerce and Finance at the University of Pennsylvania, and a Ph.D. from Southwest University. Dr. Vance is a member of this Class I term of the Board, with a term expiring at our next annual meeting.

        Tom Lacey (age 50). Mr. Lacey has served on IR's Board of Directors since March 2008. Mr. Lacey most recently served as President of Flextronics International's ("Flextronics") Components Division, now Vista Point Technologies, from 2006 until his retirement in late 2007. Prior to Flextronics, Mr. Lacey was Chairman and CEO of International Display Works, a liquid crystal display company, since 2004. Mr. Lacey ultimately led the sale of the company to Flextronics in 2006. Prior to International Display Works, Mr. Lacey spent 13 years at Intel in various positions including serving as Vice President and General Manager of Intel's Flash Products Group. During his tenure at Intel, Mr. Lacey also served as President of Intel Americas/Vice President of Sales and Marketing from 1998 to 2003. Mr. Lacey holds a Masters Business Administration degree from the Leavy School of Business at Santa Clara University and a BA in Computer Science at the University of California at Berkeley. Mr. Lacey is a member of the Class I term of the Board, with a term expiring at our next annual meeting.

        Mary B. Cranston (age 60). Ms. Cranston has served on IR's Board of Directors since May 2008. Ms. Cranston is currently the firm Senior Partner and Chair Emeritus of Pillsbury Winthrop Shaw Pittman LLP ("Pillsbury"), a Global 100 international law firm. Ms. Cranston was the CEO of Pillsbury from 1998 through April 2006, and Chair of that firm from 1998 through December 2006. Prior to becoming the Chair and CEO, Ms. Cranston was the litigation practice leader for the firm. Ms. Cranston began her career at Pillsbury in 1975. Ms. Cranston is a member of the Board of Directors of Visa Inc., Juniper Networks Inc. and GrafTech International, and has served in these capacities since October 2007, November 2007, and January 2000, respectively. Ms. Cranston is a member of the Class I term of the Board, with a term expiring at our next annual meeting.

        Dr. Rochus E. Vogt (age 78). Dr. Vogt has served on IR's Board since 1984. Dr. Vogt is the R. Stanton Avery Distinguished Service Professor and Professor of Physics, Emeritus, at California Institute of Technology. He is a member of the Science and Technology Committee of the Board of Governors of Los Alamos National Security LLC and Lawrence Livermore National Security LLC. Dr. Vogt previously served as Chief Scientist of JPL and Provost of California Institute of Technology. Dr. Vogt is a member of the Class II term of the Board, with a term expiring at our 2008 annual meeting.

        Richard J. Dahl (age 57). Mr. Dahl currently serves as Chairman of the Board of IR and served in that capacity since May 2008. Mr. Dahl has served on IR's Board of Directors since February 2008. Since 2004, Mr. Dahl has served as a Director of DineEquity, Inc. (formerly IHOP Corporation) where he presides as Chairman of the Audit Committee. From 2002 to 2007, he was employed by Dole. He held various executive level positions with Dole including President, Chief Operating Officer and Director from 2004 to 2007 and Senior Vice President, CFO and Director positions from 2002 to 2004.

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

        Robert S. Attiyeh (age 74). Mr. Attiyeh has served on IR's Board of Directors since 2003. He is a principal in the real estate investment firms of Beacon Hill Properties LLC and Yarlung LLC. He previously served pharmaceutical leader Amgen from 1994 to 1998 as Senior Vice President, Finance and Corporate Development and as CFO. Prior to joining Amgen, Mr. Attiyeh was a director of McKinsey and Company from 1967 to 1994. He was a Director of the Federal Reserve Bank of San Francisco from 1987 - 1992 and served as Chairman of the Audit Committee of the Bank's Board from 1988 - 1992. He is currently on the Board of Myriad Genetics, Inc. of Salt Lake City, Utah, where he is Chairman of the Board's Audit Committee. Mr. Attiyeh holds a masters degree in business administration from Harvard University and an electrical engineering degree from Cornell University. Mr. Attiyeh is a member of the Class III term of the Board, with a term expiring at our 2009 annual meeting.

        Oleg Khaykin (age 43). Mr. Khaykin has served as a Director, President and CEO of IR since March 2008. Mr. Khaykin served most recently as the Chief Operating Officer of Amkor Technology, Inc., a leading provider of semiconductor assembly and test services. Prior to joining Amkor Technology, Inc. as Executive Vice President of Strategy and Business Development in 2003, Mr. Khaykin was Vice President of Strategy and Business Development at Conexant and its spin-off, Mindspeed Technologies Inc., where he held positions of increasing responsibilities from 1999 to 2003. Prior to Conexant, he was with the Boston Consulting Group, a leading international strategy and general management consulting firm, where he worked with many European and U.S. firms on a broad range of business and management issues, including revenue growth strategies, operational improvement, mergers and acquisitions, divestitures, and turnaround and restructuring. Mr. Khaykin holds a BSEE with University Honors from Carnegie-Mellon University and MBA from the J.L. Kellogg Graduate School of Management. Mr. Khaykin is, and has been since November 2007, a member of the Board of Directors of Zarlink Semiconductor Inc. Mr. Khaykin is a member of the Class III term of the Board, with a term expiring at our 2009 annual meeting.

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

Information Concerning Executive Officers

        The information required by this item relating to our executive officers is incorporated by reference to "Additional Item. Executive Officers of the Registrant" set forth in Part I, Item 4 of this report.

Section 16(a) Beneficial Ownership Report Compliance

        Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any person holding ten percent or more of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the SEC and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC, each person subject to the reporting requirements of Section 16(a) has filed timely all reports required to be filed in fiscal year 2008.

Code of Ethics for Chief Executive and Senior Financial Officers.

        The Board has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer, as required by the SEC. The Code of Ethics for the CEO and Senior Financial Officers can be found on the Corporate Governance portion of the Investor Relations section of our website, http://www.irf.com, and is also available at no charge upon written request to the Corporate Secretary, International Rectifier Corporation, 101 North Sepulveda Boulevard, El Segundo, CA 90245.

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

Audit Committee Financial Experts.

        Rules promulgated by the SEC under the Sarbanes-Oxley Act require the Company to disclose annually whether our Audit Committee has one or more "audit committee financial experts," as defined by the SEC. The Board has determined that each member of the Company's Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, Mr. Attiyeh, Mr. Dahl, Mr. Lacey and Dr. Vance, qualify as an audit committee financial expert and is independent, as defined in the NYSE rules.

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

        The Compensation Committee's Charter permits it to rely on members of management when performing its duties. The Compensation Committee takes into account our CEO's recommendations regarding the corporate goals and objectives, performance evaluations and compensatory arrangements for the Company's executive officers other than the CEO. The Compensation Committee also may review (but does not set) the salaries of other senior level employees who are not executive officers of the Company. The Compensation Committee may form and delegate authority to subcommittees, or delegate authority to members, when appropriate, provided that such subcommittees will be composed exclusively of members of the Compensation Committee and will operate pursuant to a published charter.

        As indicated above, pursuant to its Charter, the Compensation Committee is authorized to retain compensation consultants to assist it in carrying out its duties. The Compensation Committee has the authority to approve any compensation consultant's fees and other retention terms. Consistent with the Compensation Committee's past practice, for fiscal year 2008, the Compensation Committee retained the services of Frederic W. Cook & Co., an independent compensation consulting firm ("FW Cook"), to assist it in assembling and analyzing compensation levels among peer companies and to prepare compensation analysis and summaries with respect to the Company's executive officers and its non-employee directors.

        A current copy of the Compensation Committee Charter is available on the Company's website at http://investor.irf.com.

DIRECTOR COMPENSATION

        The following table presents information regarding the compensation paid for services rendered during fiscal year 2008 to individuals who were members of our Board at any time during fiscal year 2008 and who were not also our employees (referred to herein as "Non-Employee Directors"). The compensation paid to any director who was also one of our employees during fiscal year 2008 is presented below in the "Summary Compensation Table" and the related explanatory tables. Such employee-directors do not receive separate compensation for service on the Board.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($)(1)(2) (d)	All Other Compensation ($) (g)	Total ($) (h)
Robert S. Attiyeh	151,000	46,253	—	197,253
Mary B. Cranston	13,251	0	—	13,251
Richard J. Dahl	72,084	0	—	72,084
Thomas Lacey	43,167	0	—	43,167
Philip Neches(3)	32,000	3,829	—	35,829
Jack O. Vance	372,334	46,253	—	418,587
Rochus E. Vogt	170,500	46,253	—	216,753
James D. Plummer	127,500	46,253	—	173,753

(1)
The amounts reported in Column (d) above reflect the estimated aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to fiscal year 2008 (disregarding any estimate of forfeitures related to service-based vesting conditions). No options were granted to directors in fiscal year 2008; however, as noted below, certain commitments were made to grant options to Messrs. Dahl and Lacey and Ms. Cranston.

For a discussion of the assumptions and methodologies used to calculate the amounts reported as to the option awards granted in prior years, please see (i) the discussion of option awards contained in Part II, Item 8, Note 6, "Stock-Based Compensation" to the Company's Consolidated Financial Statements filed with the Annual Report on Form 10-K for fiscal year 2007, and (ii) similar Stock-Based Compensation Plan notes contained in the Company's Consolidated Financial Statements filed with Annual Reports on Form 10-Ks for fiscal years prior to fiscal year 2007, each of which notes is incorporated herein by reference.

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
(3)
Mr. Neches resigned from the Board effective November 7, 2007.

 Director Compensation

        Compensation for non-employee directors during fiscal year 2008 generally consisted of an annual cash retainer, additional fees for attending meetings and for serving on committees, and awards of stock options.

Annual Retainer

        The following table sets forth the schedule of annual retainer and meeting fees for each Non-Employee Director in effect during fiscal year 2008:

Type of Fee	Dollar Amount
Annual Board Retainer	$ $	40,000 50,000	/ (1)
Additional Attendance Fee per Board Meeting Attended in Person (Other than Chairman of the Board)		$2,000
Additional Attendance Fee per Committee Meeting Attended in Person (Other than Chairman of the Committee)		$1,000
Additional Attendance Fee per Board Meeting or Committee Meeting Attended Telephonically		$500
Additional Attendance Fee (non-telephonic) per Board or Committee Meeting Attended by Chairman		$4,000

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

        As noted above, the annual Board retainer fee was increased to $50,000 effective January 1, 2008. The Compensation Committee, after consultation with FW Cook, approved this change, along with the changes to the equity award practices described below, to bring the Company's Non-Employee Director compensation package in line with current market practices and to attract and retain its Non-Employee Directors. The per meeting fees, chair fees and all other incidental fees and reimbursement practices in place during fiscal year 2008 for our Non-Employee Directors were the same as in fiscal year 2007.

Stock Option Awards

        The Company has historically made an annual award of 5,500 stock options to its continuing Non-Employee Directors and an initial award of 5,500 stock options to its newly appointed members. Each stock option may be exercised to purchase one share of our common stock at an exercise price equal to the closing price of the underlying common stock on the grant date.

        Effective January 1, 2008, the Compensation Committee approved a change to the stock option program for our Non-Employee Directors. The revised program generally provides for an annual award of 12,000 stock options to each of our Non-Employee Directors who is in office on the date of each annual meeting of stockholders and a one-time award of 20,000 stock options to each Non-Employee Director who is newly appointed to the Board to be granted on the date he or she is first appointed, in each case with an exercise price equal to the closing price of the underlying common stock on the applicable grant date. However, if the Company is not current in its financial statement reporting obligations to the SEC on the applicable grant date, then the grant will be made on the third business day following the date on which the Company becomes current in its filings, with the exercise price per share equal to the closing price per share on that third business day. As described above, the Compensation Committee approved this change to the stock option program in order to bring the Company's Non-Employee Director compensation package in line with current market practices and to attract and retain its Non-Employee Directors. Because the Company did not become current in its financial statement reporting obligations to the SEC during fiscal year 2008, no options were granted to our Non-Employee Directors during fiscal year 2008. The annual option awards contemplated by the revised stock option program for our continuing Non-Employee Directors for fiscal year 2008 are intended to be made on the date of the Company's 2008 annual meeting of stockholders, with the exercise price per share equal to the closing price per share on that date. The one-time award of options to Messrs. Dahl and Lacey and Ms. Cranston were made on August 6, 2008, which was the third business day following the date on which the Company again became current in its financial statement reporting obligations to the SEC, with the exercise price per share equal to the closing price per share on August 6, 2008. Each of Messrs. Dahl's and Lacey's and Ms. Cranston's stock option awards were granted under, and are subject to the terms of, the Company's 2000 Stock Incentive Plan (the "2000 Plan").

        Each continuing Non-Employee Director's stock option award has a term of five years and, subject to each Non-Employee Director's continued service, one-third of his stock option award will vest and become exercisable on each of the first three anniversaries of the grant date. If a Non-Employee Director's service terminates as a result of his voluntary resignation or retirement after five consecutive years of service on the Board, or because of his death or disability, the unvested portion of the stock options that the director has held for more than six months will immediately vest. If a Non-Employee Director's service terminates for any other reason, any unvested portion of the Non-Employee Director's options will automatically terminate. Vested options will generally remain outstanding and exercisable for three years (ninety days if the Non-Employee Director has not served at least five years) after a director's service terminates or his death. Any vested options that are not exercised within the applicable post-termination of service exercise window will terminate. Non-Employee Directors are not entitled to any dividend equivalent rights on their stock option award.

        Unless the Board determines otherwise, if the Company undergoes a "change in control event" (as defined in the applicable stock incentive plan) each Non-Employee Director's stock options will become fully vested and exercisable (with accelerated vesting not applying to options granted within six months of a "change in control event" unless the Board determines otherwise). Any options that become vested in connection with a corporate transaction described above (including a change in control) generally must be exercised prior to the transaction, or they will be terminated in connection with the transaction.

Other Compensation

        On September 21, 2007, the Compensation Committee approved supplemental cash payments to Dr. Vance, the Chairman of the Audit Committee, in the amount of $40,000 per calendar quarter as additional compensation for his role as the lead independent director of the Board, commencing on the date that he was appointed as lead independent director and ending on May 1, 2008, for an aggregate amount of $173,333. The Company approved these special payments in recognition of Mr. Vance's increased responsibilities in connection with conducting the Company's previously announced investigation of accounting irregularities.

        On May 9, 2008, in connection with Mr. Dahl's appointment as the Chairman of the Board, the Board and the Compensation Committee approved the following supplemental compensation to

Mr. Dahl: (i) an annual retainer of $50,000, to be paid quarterly in arrears, and (ii) a grant of 30,000 options to purchase shares of the Company's common stock, with such grant to be made on the third business day following the date on which the Company again becomes current in its financial statement reporting obligations to the SEC and with the exercise price per share equal to the closing price per share on that third business day. The supplemental annual retainer is in addition to the $50,000 annual Board retainer described above and the award of 30,000 options is in addition to the stock option program described above. The supplemental annual retainer was effective as of the date Mr. Dahl became Chairman. The Company approved the supplemental annual retainer and the additional option grants in recognition of Mr. Dahl's increased responsibilities as the Chairman of the Board. The Company granted the award of 30,000 options to Mr. Dahl on August 6, 2008, which was the third business day following the date on which the Company again became current in its financial statement reporting obligations to the SEC, with the exercise price per share equal to the closing price per share on that date.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

        This section discusses each of the material elements of compensation awarded to, earned by or paid to our named executive officers (as defined below) during fiscal year 2008.

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

        For fiscal year 2008, our named executive officers were: each individual who served as the Company's principal executive officer at any time during fiscal year 2008, each individual who served as the Company's principal financial officer at any time during fiscal year 2008, our Executive Vice President and Chief Operations Officer, our former Chairman of the Board and our former Executive Vice President, Operations. These individuals are referred to as the "2008 Named Officers" in this report.

The Role of the Compensation Committee

        The Company's current executive compensation programs are determined and approved by the Compensation Committee. None of the 2008 Named Officers were or are members of the Compensation Committee. The Compensation Committee takes into account the CEO's recommendations regarding the corporate goals and objectives, performance evaluations and compensatory arrangements for the Company's executive officers other than the CEO. For example, consistent with the Compensation Committee's past practice, in fiscal year 2008, the Compensation Committee considered the CEO's recommendations regarding the appropriate base salaries and annual incentive compensation opportunity payouts for the Company's other executive officers for fiscal year 2008. The other 2008 Named Officers did not and currently do not have any role in determining or recommending the form or amount of compensation paid to our 2008 Named Officers. The Compensation Committee regularly apprises the Board of its actions and periodically seeks the input of the Board and other committees of the Board as to items it is considering.

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

        Our short-term cash incentive opportunity is primarily intended to hold executives accountable for operating performance, although we also believe it aligns our executive officers' interests with those of our stockholders and helps us attract, motivate and retain executives. Our long-term equity incentives are primarily intended to align our executive officers' interests with those of our stockholders, although we also believe they help hold executives accountable for performance and help us attract, motivate and retain executives. These elements of our current executive compensation program are designed to reward performance and the creation of stockholder value, and therefore the value of these benefits is dependent on performance. Each executive officer's short-term incentive opportunity is generally paid out on a semi-annual basis and is designed to reward performance for that period. Long-term equity incentives are generally paid out or earned on a longer-term basis and are designed to reward performance over one or more years.

        The individual compensation elements are intended to create a total compensation package for each executive officer that we believe achieves our compensation objectives and provides competitive compensation opportunities relative to companies in our comparative peer group. As indicated above, consistent with the Compensation Committee's past practice, for fiscal year 2008 the Compensation Committee retained FW Cook to assist in assembling and analyzing compensation levels among peer companies, prepare compensation analysis and summaries with respect to the Company's executive officers, perform compensation reviews and make recommendations to the Compensation Committee regarding compensation programs and levels.

        For our compensation analysis during fiscal year 2006, which was considered for fiscal year 2007 compensation levels, we evaluated compensation information from a peer group of the following 18 publicly traded technology and semiconductor companies, as identified by FW Cook in consultation with the Company, which had a revenue and market cap in a similar range as the Company at the time: Analog Devices, Vishay, Lam Research, LSI Logic, Maxim Integrated Products, National Semiconductor, Xilinx, Atmel, Fairchild Semiconductor International, ON Semiconductor, Cypress Semiconductor, Altera, Linear Technology, Microchip Technology, Integrated Device Technology, Intersil, Qlogic and Semtech. For our compensation analyses used to determine fiscal year 2008 compensation, we evaluated information from the same peer group except that AMIS Holdings, Microsemi, Silicon Laboratories and Skyworks Solutions were added so that our market cap was in a middle range relative to our peers, which we believed was necessary in light of the year-over-year change in our market cap since the fiscal year 2007 analyses were completed. The four additional companies were added to the peer group by the Company in consultation with FW Cook and we believe that they were appropriate for providing relevant comparative compensation data at the time.

Further, in connection with the compensation analysis that was undertaken mid-year, competitive updates were prepared by FW Cook in the middle of fiscal year 2008 using the same peer group except that Lam Research and Maxim Integrated Products were excluded from the peer group because their SEC filings were not current at that time.

        Consistent with our compensation philosophies described above, our goal for fiscal year 2008 was primarily to provide each 2008 Named Officer with an executive compensation program that was competitive in light of the compensation paid to comparable executives at our peer group companies. However, in light of the Investigation and restatement of our financial statements and the significant changes to the executive group that occurred during fiscal year 2007 and early fiscal year 2008, the Company made certain changes in the structure of its compensation arrangements for fiscal year 2008, which are described below. Retaining certain key executives, such as Mr. Dancer, and attracting an experienced and high caliber CEO were of critical importance to the Company and the long-term interests of our stockholders. Accordingly, while our practice has generally been to target the level of each element of compensation at between the 50th and 75th percentile within our peer group of companies assuming target performance by the Company, we exercised our discretion to set compensation levels at above the 75th percentile in negotiating the new employment arrangement for Mr. Dancer and the employment agreement for Mr. Khaykin as our new CEO.

Executive Compensation Program Elements

Base Salaries

        Each of our 2008 Named Officers (other than 2008 Named Officers who are no longer employed by the Company) is party to an employment agreement or letter agreement that provides for a fixed base salary, subject to annual review by the Company. The Compensation Committee generally reviews base salaries for each executive officer in the first quarter of each fiscal year to set salaries and in connection with promotions. The Compensation Committee considers the base salary increases awarded to our other employees, each executive officer's length of service, our performance and growth, a subjective determination of each executive officer's past performance and expected future contributions, and the base salaries and total cash compensation and equity awards earned by comparable executives at our peer group companies (based on their published data). In fiscal year 2008, the Company also considered the need to retain and/or attract key executives in light of the Company's current challenging business environment. As a result, Mr. Dancer's base salary was increased to $450,000 effective August 28, 2007 in connection with his promotion to Acting CEO, Ms. Pahl's base salary was increased to $270,000 effective July 2, 2007 in connection with her promotion to Acting CFO and Mr. Rougee's base salary was increased to $330,000 effective October 29, 2007 in connection with his promotion to Executive Vice President, Operations. The base salary level for Mr. Khaykin, our CEO, is higher than the base salary levels for the other 2008 Named Officers reflecting his responsibility as CEO for the overall operations of the Company. The "Summary Compensation Table—Fiscal Year 2008 and Fiscal Year 2007" below shows the base salary paid to each 2008 Named Officer for fiscal year 2008.

Short-Term Incentive Compensation Opportunity

        As indicated above, each of our 2008 Named Officers (other than 2008 Named Officers who are no longer employed by the Company) is party to an employment agreement or offer letter that provides for an annual bonus opportunity with a specified target value.

        The Company's historical practice has been to establish a short-term cash incentive bonus program for the fiscal year that the executive officers were eligible to participate in and receive incentive compensation opportunities under. Under this program, executive officers were generally eligible to receive two semi-annual incentive opportunities (or annual, in the case of certain executive officers) for the applicable fiscal year, with the first semi-annual incentive period established with respect to the first and second quarters of the fiscal year and the second semi-annual incentive period established for the third and fourth quarters of the fiscal year. However, as a result of the significant changes in the executive group and the Company's current challenging business environment the Company did not establish a short-term cash incentive bonus program for fiscal year 2008. Rather, for fiscal year 2008, the Company determined the bonus opportunities for the 2008 Named Officers on an individual by individual basis. Messrs. Dancer, Knepper and Rougee and Ms. Pahl were the only 2008 Named Officers who were eligible for performance-based bonus opportunities for fiscal year 2008.

        Bonuses for fiscal year 2008 were determined by the Compensation Committee in its discretion. Following the end of the second quarter of the 2008 fiscal year, the Compensation Committee approved bonuses for Mr. Dancer and Ms. Pahl with respect to the first and second quarters of the 2008 fiscal year, which were determined based on Mr. Dancer's and Ms. Pahl's target bonus opportunity of 75% and 50% of base salary, respectively. In the case of Ms. Pahl, the Compensation Committee weighted 50% of her bonus on the Compensation Committee's subjective assessment of Ms. Pahl's individual performance and 50% on the Compensation Committee's subjective assessment of the Company's overall performance. In the case of Mr. Dancer, the Compensation Committee determined his bonus based on the Compensation Committee's subjective assessment of Mr. Dancer's individual performance in his role as Acting CEO and on the Compensation Committee's subjective assessment of the Company's overall performance. The Compensation Committee also approved bonuses for Mr. Dancer and Ms. Pahl with respect to the third quarter of the 2008 fiscal year, based on the same criterion. No bonus was awarded for performance during the fourth quarter of the 2008 fiscal year. In light of the ongoing restatement of the Company's financial statements and the Company's challenging business environment, the Compensation Committee decided not to establish detailed performance criteria in advance of each semi-annual period, but rather to review actual performance and individual contributions over the course of the preceding semi-annual period and approve discretionary bonuses based on such measures.

        The Compensation Committee established a bonus opportunity for Mr. Knepper for fiscal year 2008 pursuant to which Mr. Knepper would be eligible to receive a cash bonus equal to 35% of his base salary if the Company were to become current in its financial statement reporting obligations to the SEC by June 16, 2008, a date chosen to correspond with the Company's goal for completion of its restated financial statements. Because this goal was not achieved, Mr. Knepper was not entitled to a bonus for fiscal year 2008. However, the Compensation Committee retains the discretion to award Mr. Knepper a bonus based on the Compensation Committee's assessment of his effort in completing the Company's restatements and other factors.

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

        The amounts paid to Messrs. Dancer and Rougee and Ms. Pahl under his or her incentive opportunity are presented in Column (d) of the "Summary Compensation Table—Fiscal Year 2008 and

Fiscal Year 2007" below. In addition to the incentive opportunities described above, Messrs. Dancer and Rougee and Ms. Pahl were awarded retention or other bonuses that are described below.

Retention and Other Bonuses

        The Company entered into a letter agreement with Ms. Pahl on March 6, 2008 to provide her with additional incentives to reflect her increased responsibilities as Acting CFO in connection with the reconstruction and restatement of the Company's financial statements and other transition matters. This letter agreement provided, among other incentives, for a bonus payment of $100,000, if Ms. Pahl was an employee in good standing with the Company on June 2, 2008, or if her employment was terminated by the Company for any reason other than cause prior to June 2, 2008, in each case conditioned upon the Company completing its pending financial restatement by that time. As an additional retention incentive, the Company provided Ms. Pahl with a guaranteed bonus for each quarter that she continued to serve as the Acting CFO. The quarterly bonus for each of the first and second quarter of the 2008 fiscal year was $25,000, and the quarterly bonus for the third quarter of the 2008 fiscal year was $35,000. Ms. Pahl resigned prior to the end of the fourth quarter of the 2008 fiscal year and thus received a pro-rated portion of her $35,000 quarterly bonus for that quarter.

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

        In the first quarter of fiscal year 2008, Mr. Rougee was awarded a bonus of $25,000 in recognition of Mr. Rougee's additional responsibilities undertaken to support the CEO's role in managing the Company's manufacturing operations while the Company continued its search for a principal officer overseeing worldwide manufacturing. Mr. Rougee was also awarded a bonus of $25,000 in October 2007 for similar reasons.

        The Company believes that the foregoing retention bonuses and incentives are appropriate in light of the importance of retaining Ms. Pahl, and Messrs. Dancer and Rougee. Please see the "Compensation of Named Officers—Description of Base Salary and Bonus Amounts—Fiscal Year 2008" section below for a description of the material terms of Ms. Pahl's and Mr. Dancer's letter agreements.

        In connection with Mr. Khaykin entering into an employment agreement with the Company, Mr. Khaykin was entitled to receive a one-time signing bonus equal to $575,000 less the amount of the fiscal year 2007 bonus he receives from his prior employer. Mr. Khaykin received $567,000 from his prior employer and was therefore entitled to receive $8,000 from the Company on account of the signing bonus.

        The amounts payable under these retention and signing bonus arrangements in fiscal year 2008 are reported in Column (d) of the "Summary Compensation Table—Fiscal Year 2008 and Fiscal Year 2007" below.

Long-Term Equity Incentive Awards

        The Company's view is that the executive officers' long-term compensation should be directly linked to the value provided to our stockholders. The Company's general practice has been to make grants of stock options to executive officers and other key employees in the form of two semi-annual awards of nonqualified stock options, which were typically awarded in the first quarter and the third quarter of each fiscal year, and in connection with promotions or special events. Each award is granted with an exercise price equal to the closing price of the Company's common stock on the grant date. The Company's view had been that awarding options on a semi-annual basis helped to align annual awards with long-term stock price performance and permitted the Company to take into consideration the executive's performance on a shorter term basis in setting individual award levels.

        Stock options are our preferred equity award because the options will not have any value unless the shares of the Company's common stock appreciate in value following the grant date. In prior fiscal years, we have also granted a small number of restricted stock units as part of the total mix of long-term compensation, but stock options were our primary form of equity awards. We granted restricted stock units in addition to options to provide stability and to augment retention as a result of the market price volatility of the Company's common stock that is common in the semiconductor industry. In order to maximize the Company's tax deduction in respect of employee stock options, the Company's policy is currently only to grant nonqualified options where the "spread" value on exercise is generally deductible by the Company. Stock option grants to our executive officers typically have a term of five years and vest in a series of installments over a three-year vesting period. This three-year vesting period is intended to provide an incentive for the executive officers to remain in our employ, and also focuses the executive officers on the long-term performance and business objectives of the Company for the benefit of our stockholders. Restricted stock unit grants to our executive officers also vest in a series of installments over a three-year period. We believe the three-year vesting period together with semi-annual grants expected to be made in successive years helps align actual realized compensation delivered with long-term return to our stockholders and strikes an appropriate balance between the interests of the Company, our stockholders and the individual executive officers in terms of the incentive, value creation and compensatory aspects of these equity awards.

        While the foregoing represents the Company's historical practice and philosophy, as previously disclosed, because the Company was not current in its financial statement reporting obligations to the SEC at the time grants are usually made, the Compensation Committee determined that it was advisable to delay the annual grants for the 2008 fiscal year, including the semi-annual grants and any grants in connection with promotions and special events, until the Company again became current in its reporting obligations to the SEC. In order to provide retention incentives, however, the Compensation Committee approved binding commitments to grant stock options to certain of our 2008 Named Officers as described below and to selected key employees. These awards were to be granted on the third business day after the Company again became current in filing its financial reporting obligations to the SEC or, if such date was within 15 days prior to the close of a fiscal quarter or was subsequent to the close of a fiscal quarter but prior to the filing with the SEC of the Company's periodic or annual report on Form 10-Q or 10-K for such quarter, then on the third business day following such filing with the SEC (the "Scheduled Grant Date"); provided in each case that the executive is still employed by the Company. The Scheduled Grant Date did not occur in the 2008 fiscal year or as of the date of this report, and therefore these commitments remain outstanding as of the date of this report.

        In connection with Mr. Khaykin's commencement of employment, the Company agreed to grant Mr. Khaykin an option to purchase 750,000 shares of the Company's common stock on the third trading day on the NYSE after the Company again became current in its financial reporting obligations to the SEC with a per-share exercise price equal to the closing market price of a share on such date and an award of 250,000 restricted stock units on such date. The options will vest and become exercisable and the restricted stock units will vest and become payable in five substantially equal installments on each of the first five anniversaries of March 1, 2008 (the date Mr. Khaykin's employment commenced), subject to his continued employment. If a change in control of the Company were to occur prior to the grant date, Mr. Khaykin's right to the option grant would terminate and instead his restricted stock unit award would be increased to (i) 375,000 if the change in control were to occur within six months after March 1, 2008 or (ii) 500,000 if the change in control were to occur on or after the six month anniversary of March 1, 2008 (in each case, in lieu of the 250,000 restricted stock units described above), and the restricted stock unit award as so increased would be granted upon (or, as may be necessary to give effect to the grant, immediately prior to) the occurrence of the change in control; provided, however, the Company would have the right at its option to pay Mr. Khaykin a lump sum amount upon or within thirty days after the change in control (in lieu of the restricted stock unit award) equal to the number of shares subject to such award that would have been vested at the time of the change in control multiplied by the fair market value of a share of the Company's common stock at the time of the change in control. The Company and Mr. Khaykin agreed that these awards are intended to satisfy the Company's obligation to grant equity awards to Mr. Khaykin for the initial four years of his employment. The Company believes that the size and mix of the equity awards to Mr. Khaykin were appropriate in order to induce Mr. Khaykin to join the Company at a time when the Company was experiencing significant business challenges.

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

        In addition, in connection with Ms. Pahl's promotion to acting CFO, the Company agreed to grant Ms. Pahl an option to purchase 20,000 shares of the Company's common stock and 6,000 restricted stock units on the Scheduled Grant Date, subject to her continued employment. The options will vest and become exercisable in three substantially equal installments on each of the first three anniversaries of October 29, 2007. Ms. Pahl subsequently forfeited her right to the option award upon her resignation from the Company prior to the Scheduled Grant Date.

        In connection with Mr. Barrow's commencement of employment, the Company agreed to grant Mr. Barrow an option to purchase 75,000 shares of the Company's common stock when the Company again became current in its financial reporting obligations to the SEC and restricted stock units covering 25,000 shares of the Company's common stock, subject to his continued employment. In addition, in connection with Mr. Rougee's promotion to Executive Vice President, Operations, the Company agreed to grant Mr. Rougee an option to purchase 20,000 shares of the Company's common stock on the Scheduled Grant Date, subject to his continued employment. Each of these awards would be subject to the terms and conditions of the Company's current stock option plan and the Company's standard vesting requirements. The Company determined the number and mix of equity awards as reasonable for the responsibilities to be undertaken by Mr. Barrow and Mr. Rougee. Mr. Rougee subsequently forfeited his right to the option award upon his resignation from the Company prior to the Scheduled Grant Date.

        The Company has not historically had any program, plan or practice to time the grant of equity-based awards to our executives in coordination with the release of material non-public information; however, the Company has adopted a practice for future grants to new hires and promotions for the grants to generally be made on the third trading day following the filing with the SEC of the Company's next periodic report. All equity grants are made under the Company's stock plans approved by the stockholders. The per share exercise price of options cannot be less than the closing price of the Company's common stock on the date of grant.

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

Perquisites

        The Company provides certain perquisites and personal benefits to the executive officers. The nature and amount of these perquisites vary among the executive officers and generally include one or more of the following: automobile allowance, patent award compensation, personal storage, relocation benefits, tax planning and personal driver services. We believe that perquisites and personal benefits are often a tax-advantaged way to provide the executive officers with additional annual compensation that supplements their other compensation opportunities, and therefore treat perquisites as another component of annual compensation that is merely paid in a different form. The perquisites and personal benefits paid to each 2008 Named Officer in fiscal year 2008 are reported in the "Summary Compensation Table—Fiscal Year 2008 and Fiscal Year 2007" below, and are explained in more detail in footnote (3) thereto.

Severance and Other Benefits

        At the beginning of fiscal year 2008, none of the executive officers of the Company were parties to any contract, plan or arrangement that provided the executive officers with any severance or other payments at, following or in connection with a termination of employment with the Company. During fiscal year 2008, in order to support our compensation objective of attracting, retaining and motivating qualified executives and in light of the Company's circumstances during fiscal year 2008, the Company determined that it was in the best interests of the Company and our stockholders to provide our executive officers with severance protections upon certain types of termination. Accordingly, the Company provides such protections for our 2008 Named Officers and other executive officers. The severance protections are negotiated on an individual-by-individual basis in connection with the negotiation of other employment terms, typically in connection with the entering into of employment agreements or employment offer letters or separation agreements with each executive officer. The Compensation Committee evaluates the level of severance benefits, if any, to provide to an executive officer on a case-by-case basis, and in general, the Company considers these severance protections an important part of an executive's compensation.

        As described in more detail below under "Potential Payments Upon a Termination of Change in Control—Fiscal Year 2008," the employment agreement for Mr. Khaykin provides Mr. Khaykin with severance and other benefits upon an actual or constructive termination of employment, with enhanced benefits if such termination occurs in connection with a change in control of the Company. Mr. Dancer is entitled to severance benefits under his October 29, 2007 letter agreement (as amended by his March 6, 2008 letter agreement) and enhanced severance benefits under his Severance Agreement with the Company if such termination occurs in connection with a change in control of the Company. The employment offer letter for Mr. Knepper also provides certain limited severance protections that the Compensation Committee believes reflect the Company's general policies to attract, retain and motivate executive officers. During fiscal year 2008, Mr. Barrow was not entitled to any severance protections under his agreements with the Company; although the Company had discretion to provide severance benefits in the event of a termination of employment or other negotiated separation from the Company. The Company entered into separation agreements with each of Linda Pahl, Alex Lidow, Eric Lidow, and Marc Rougee in connection with their termination of employment that provided for severance and other benefits that were individually negotiated in each case.

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

Compensation Committee Actions After Fiscal Year 2008

        As described above, on August 6, 2008, the Compensation Committee awarded Mr. Khaykin and Mr. Barrow stock options and restricted stock unit awards in satisfaction of the Company's obligation to grant such awards in connection with the Company again becoming current in its reporting obligations to the SEC on August 1, 2008. The material terms of these awards are also described in a Form 8-K filed by the Company with the SEC on August 8, 2008.

        On August 15, 2008, the Compensation Committee established a short-term cash incentive bonus program for the Company's 2009 fiscal year, in which each of the 2008 Named Officers (other than the 2008 Named Officers who are no longer employed by the Company) are eligible to participate. The material terms of the 2009 fiscal year bonus program are described in a Form 8-K filed by the Company with the SEC on August 21, 2008 (the "August 21 Form 8-K").

        On August 21, 2008, the Company entered into a change in control severance agreement with Michael Barrow, substantially in the same form that the Company previously entered into with certain of its key officers in November 2007. The material terms of the change in control severance agreement with Mr. Barrow are described in the August 21 Form 8-K. The severance agreement generally provides in the event of a voluntary termination for good reason (as defined therein) or an involuntary termination other than for cause (as defined therein), following, or in specific contemplation of, a change in control of the Company, for a payment of one times annual salary and target bonus, the acceleration of vesting of all unvested equity and stock option grants, continuation of COBRA benefits for eighteen months and payment of a modified excise tax gross-up. In addition, on August 21, 2008, the Compensation Committee adopted a general severance policy applicable to the Company's executive officers in the event that their employment is terminated for reasons other than for cause. The severance policy is not intended to supersede any existing agreement with any executive officer. The material terms of the severance policy are described in the August 21 Form 8-K.

Section 162(m) Policy

        Under current Internal Revenue Service guidance, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any year to the corporation's CEO and other three most highly compensated executive officers (not including the principal financial officer). However, Section 162(m) exempts qualifying performance-based compensation from the deduction limit if certain other requirements are met. As one of the factors in its consideration of compensation matters, the Compensation Committee considers the anticipated tax treatment to the Company and to the executives of various payments and benefits. Action will be taken to qualify most compensation approaches to ensure deductibility, except in those limited cases in which the Compensation Committee believes stockholder interests are best served by retaining flexibility. In such cases, the Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives. However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given, notwithstanding the Company's efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

COMPENSATION COMMITTEE
REPORT ON EXECUTIVE COMPENSATION(1)

        The Compensation Committee has certain duties and powers as described in its Charter. The Compensation Committee is currently comprised of the four (4) Non-Employee Directors named at the end of this report, each of whom is independent as defined by the NYSE listing standards.

        The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Form 10-K. Based upon this review and our discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis ("CD&A") section be included in this Form 10-K. The CD&A section includes information for the Company's 2008 fiscal year based on the date of the filing of this report. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during our 2008 fiscal year.

The Compensation Committee of the Board of Directors
Rochus E. Vogt (Chairperson) Jack O. Vance Robert S. Attiyeh Richard J. Dahl

COMPENSATION COMMITTEE
INTERLOCKS AND INSIDER PARTICIPATION

        All of the Compensation Committee members whose names appear on the Compensation Committee Report above served as members of the Compensation Committee during all of our 2008 fiscal year other than Richard J. Dahl, whose service as a member of the Compensation Committee began in February 2008. No current member of the Compensation Committee is a current or former executive officer or employee of the Company, or had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related-party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during our 2008 fiscal year.

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

SUMMARY COMPENSATION TABLE—FISCAL YEAR 2008 AND FISCAL YEAR 2007

        The following table presents information regarding compensation of our 2008 Named Officers for services rendered during fiscal year 2008 and fiscal year 2007.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($)(2) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($)(3) (i)	Total ($) (j)
Oleg Khaykin, Chief Executive Officer	2008	245,192	8,000	866,525	961,055	—	—	42,077	2,122,849

Peter Knepper, Chief Financial Officer (Acting)	2008	154,138	—	—	—	—	—	191,139	345,277

Donald R. Dancer	2008	436,809	628,487	460,586	535,011	—	—	32,941	2,093,834
Executive Vice President and Chief Administrative Officer	2007	362,220	300,000	16,033	278,263	82,661	—	10,725	1,049,902

Michael Barrow, Executive Vice President and Chief Operations Officer	2008	74,038	—	—	—	—	—	1,743	75,781

Alexander Lidow,	2008	206,154	—	—	3,748,034	—	—	153,071	4,107,259
Former Chief Executive Officer(4)	2007	781,538	—	—	634,036	—	—	16,765	1,432,339

Linda Pahl,	2008	486,001	163,882	—	39,228	—	—	257,471	946,582
Former Chief Financial Officer(5)	2007	233,231	180,000	—	43,712	124,937	—	4,354	586,234

Eric Lidow	2008	564,726	—	—	525,308	—	—	1,633,692	2,723,726
Former Chairman of the Board(4)	2007	670,451	—	—	—	—	—	94,080	764,531

Marc Rougee, Former Executive Vice President, Operations(6)	2008	310,262	102,664	—	125,509	—	—	702,286	1,240,721

(1)
For Mr. Khaykin, the amount reported in Column (d) above represents the signing bonus that became payable to Mr. Khaykin upon entering into an employment agreement with the Company. For Mr. Dancer, the amount reported in Column (d) above represents the aggregate bonuses that were paid Mr. Dancer under the terms of his letter agreement with the Company and the aggregate bonuses paid to Mr. Dancer in respect of the first and second semi-annual incentive periods of fiscal year 2008. For Ms. Pahl, the aggregate amount reported in Column (d) represents the aggregate guaranteed quarterly bonuses paid to Ms. Pahl under the terms of letter agreement with the Company and the aggregate bonuses that were paid to Ms. Pahl in respect of the first and second semi-annual incentive periods of fiscal year 2008. For Mr. Rougee, the amount reported in Column (d) above represents the aggregate retention and discretionary bonuses that were paid to Mr. Rougee during the 2008 fiscal year.

(2)
The amounts reported in Column (e) and (f) above reflect the aggregate dollar amounts recognized for option and restricted stock unit awards for financial statement reporting purposes with respect to fiscal year 2008 (disregarding any estimate of forfeitures related to service-based vesting conditions).

No stock options or stock awards were granted in fiscal year 2008. However, for financial statement reporting purposes under SFAS No. 123(R), the Company was required to recognize a compensation charge in fiscal year 2008 with respect to the stock options and restricted stock unit awards that the Company had committed to grant to Messrs. Khaykin and Dancer under the terms of their respective employment agreement or letter agreement (as applicable). Even though these stock options and restricted stock units were not granted in fiscal year 2008, the Company was required to recognize a compensation charge under SFAS No. 123(R) with respect to these awards in fiscal year 2008 because the Company agreed to provide Messrs. Khaykin and Dancer with vesting credit for their service during fiscal year 2008 on the date the respective awards would be granted. See "Grants of Plan Based Awards In Fiscal Year 2008" below for a description of the vesting terms of these awards. With respect to Mr. Khaykin's awards, the Company is accounting for the option awards in accordance with SFAS No. 123(R) by measuring the fair value of the option awards at each reporting period from March 1, 2008 until the date the options were granted (which was August 6, 2008) and the Company is accounting for the restricted stock units by measuring their fair value on March 1, 2008. The Company estimated the value of the option awards for Mr. Khaykin by using the Black-Scholes options pricing model with the following assumptions: (i) an expected life of the award of 5 years; (ii) an annual interest rate of 3.36%; (iii) Company stock price volatility of 43.56%; and (iv) an annual dividend yield on the Company's common stock of 0.0%. As a result, the Company recorded a total compensation expense in fiscal year 2008 of $1.8 million with respect to these future awards to Mr. Khaykin. With respect to Mr. Dancer's awards, the Company is accounting for the option awards in accordance with SFAS No. 123(R) by measuring the fair value of the option awards at each reporting period from October 29, 2007 until the date the options are granted and the Company is accounting for the restricted stock units by measuring their fair value on October 29, 2007. The Company estimated the value of the option awards for Mr. Dancer by using the Black-Scholes options pricing model with the following assumptions: (i) an expected life of the award of 3.5 years; (ii) an annual interest rate of 2.92%; (iii) Company stock price volatility of 43.56%; and (iv) an annual dividend yield on the Company's common stock of 0.0%. As a result, the Company recorded a total compensation expense in fiscal year 2008 of $1.0 million with respect to these future awards to Mr. Dancer. The Company applied different expected life and interest rate assumptions for Mr. Dancer's options than those that were used for Mr. Khaykin's options to reflect the different duration of the options and the interest rate market conditions at the time of the Company's commitment to grant each of the awards. The actual compensation expense the Company will record with respect to these future awards to Mr. Dancer will be determined following the grant date to reflect the actual exercise price and terms upon grant and therefore may differ from the estimates set forth above.

  For a discussion of the assumptions and methodologies used to calculate the amounts reported as to the option and restricted stock unit awards granted to the 2008 Named Officers in prior fiscal years, please see the discussion of option and restricted stock unit awards contained in Stock-Based Compensation Plan notes to the Company's Consolidated Financial Statements contained in the Company's Consolidated Financial Statements filed on Form 10-Ks for prior fiscal years, each of which notes is incorporated herein by reference.

  In addition, of the total amount reported in Column (f) for Mr. Alex Lidow, $2,368,981, is attributable to the extension of the date by which Mr. Lidow may exercise his option awards following the termination of his employment and $1,192,726 is attributable to the accelerated vesting of his option awards upon his termination of employment. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the modification of Mr. Alex Lidow's option awards.

  The amount reported in Column (f) for Mr. Eric Lidow, $525,308, is attributable to the extension of the date by which Mr. Lidow may exercise his option awards upon his retirement/termination of employment. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the modification of Mr. Eric Lidow's option awards.

(3)
The amount reported in Column (i) for Mr. Khaykin consists of relocation expenses ($19,134); tax planning services ($7,067); attorneys' fees incurred in connection with Mr. Khaykin's employment agreement ($15,000); and life insurance premiums ($876). The amount reported for Mr. Knepper consists of premiums for life insurance ($292). Between January 2008 and April 15, 2008 (and prior to the date that Mr. Knepper became an employee of the Company), the Company engaged the services of Tatum LLC, an executive outsourcing company ("Tatum"), to provide the Company with certain financial support services. Mr. Knepper, who was an employee of Tatum during such time, provided such services to the Company on behalf of Tatum. Pursuant to the terms of Tatum's agreement with Mr. Knepper, Mr. Knepper was entitled to receive 70% of the amount received by Tatum in connection with his services to the Company (following a 5% administrative fee for Tatum). Therefore, the amount reported for Mr. Knepper also includes $190,847, which is the amount that Mr. Knepper received from Tatum in connection with his services to the Company. The amount reported for Mr. Dancer for fiscal year 2008 consists of an automobile allowance; premiums for life insurance ($1,527); and paid time off in excess of the Company threshold ($24,694). The amount reported for Mr. Barrow consists of relocation expenses ($1,585). The amount reported for Mr. Alex Lidow for fiscal year 2008 consists of an automobile allowance; personal storage; premiums for life insurance ($584); and final payout of accrued but unpaid time-off in connection with his termination of employment ($146,904). The amount reported for Ms. Pahl for fiscal year 2008 consists of a matching contribution under the Company's 401(k) plan ($3,000); premiums for life insurance ($788); medical benefits under the Consolidated Omnibus Budget Reconciliation Act ("COBRA") ($2,762); paid time-off in excess of Company threshold ($6,393); final payout of accrued by unpaid time-off in connection with her termination of employment ($39,028); and consulting fees paid to Ms. Pahl through Pahl Consulting, Inc. pursuant to the terms of the Consulting Agreement entered into with the Company upon her resignation from the Company ($205,500). The amount reported for Mr. Eric Lidow for fiscal year 2008 consists of an automobile allowance; personal driver services through his date of retirement; paid time-off in excess of Company annual threshold ($82,504); final payment of accrued by unpaid time-off in connection with his retirement and termination of employment ($103,997); premiums for life insurance ($4,946) through his date of retirement; the estimated cost of providing continued medical and life insurance benefits for the remainder of his life and the estimated cost of providing continued medical and life insurance benefits to his spouse for the remainder of her life ($553,256); and the estimated cost of providing Mr. Lidow with an office space, an assistant and a personal driver for the remainder of his life ($877,930). The amount reported for

  Mr. Rougee consists of matching contribution under the Company's 401(k) plan ($3,000); premiums for life insurance ($1,114); paid time-off in excess of Company annual threshold ($1,140); final payout of accrued by unpaid time-off in connection with his termination of employment ($37,032); and severance payment ($660,000).

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

(6)
Mr. Rougee resigned from the Company effective May 30, 2008.

Compensation of 2008 Named Officers

        The "Summary Compensation Table—Fiscal Year 2008 and Fiscal Year 2007" above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers during our 2008 fiscal year. The primary elements of each 2008 Named Officer's total compensation reported in the table are base salary, retention bonuses, and an annual incentive compensation opportunity. Named Officers also earned or were paid the other benefits listed in Column (i) of the "Summary Compensation Table—Fiscal Year 2008 and Fiscal Year 2007," as further described in footnote (3) to the table.

        The Summary Compensation Table—Fiscal Year 2008 and Fiscal Year 2007 should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each 2008 Named Officer's base salary and the retention bonuses received by each 2008 Named Officer, if any, is provided immediately following this paragraph. The Grants of Plan-Based Awards in Fiscal Year 2008 table, and the description of the 2008 Named Officers' annual incentive compensation opportunity that follows it, provides information regarding the incentive bonus opportunities awarded to Named Officers during our 2008 fiscal year. The Outstanding Equity Awards at Fiscal Year Ended June 30, 2008 and Option Exercises and Stock Vested in Fiscal Year 2008 tables provide further information on the 2008 Named Officers' potential realizable value and actual value realized with respect to their equity awards. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our 2008 Named Officers under certain circumstances.

Description of Employment Agreements, Salary and Bonus Amounts of 2008 Named Officers

        The Company has entered into an employment agreement with Mr. Khaykin, and employment letter agreements with each of Messrs. Dancer, Knepper, Barrow and Rougee and Ms. Pahl. Also, the Company had previously entered into an employment agreement with Mr. Eric Lidow that terminated upon his retirement and termination of employment. Provisions relating to post-termination of employment benefits are discussed below "Potential Payments upon Termination of Change in Control—Fiscal Year 2008."

         Mr. Khaykin.    The Company and Mr. Khaykin, the Company's CEO, are parties to an employment agreement dated February 6, 2008, providing for Mr. Khaykin to become the Company's President and CEO effective March 1, 2008. Mr. Khaykin's agreement generally provides for a three-year term, with annual renewals for up to four additional years unless either party provides a timely written notice of non-renewal. Mr. Khaykin's agreement provides that Mr. Khaykin's base salary shall be $750,000 annually, Mr. Khaykin will have a target annual incentive bonus opportunity equal to 100% of his base salary and Mr. Khaykin will receive a one-time signing bonus equal to $575,000 less the amount of the fiscal year 2007 bonus he receives from his prior employer; Mr. Khaykin received $567,000 from his prior employer and was entitled to receive $8,000 from the Company on account of the signing bonus. Mr. Khaykin also received stock options and restricted stock units granted under the 2000 Plan in such amounts and on such terms set forth in Mr. Khaykin's agreement and described above under "Executive Compensation Program Elements—Long-Term Incentive Awards" on the third trading day on the NYSE that followed the day on which the Company again became current in its financial reporting obligations to the SEC. Under Mr. Khaykin's agreement, the Company agreed to appoint Mr. Khaykin to the Company's Board promptly following March 1, 2008. In connection with any expiration of the term of Mr. Khaykin's Board seat during his period of employment with the Company, the Company has agreed to re-nominate Mr. Khaykin to the Board at the related annual meeting of the Company's stockholders. Mr. Khaykin's agreement also provides Mr. Khaykin with severance payments and benefits upon his termination of employment. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of these benefits.

         Mr. Dancer.    On October 29, 2007, the Company and Mr. Dancer entered into a letter agreement in connection with his promotion to Acting CEO and to reflect Mr. Dancer's new position as Chief Administrative Officer. Under the terms of the letter agreement, which was subsequently amended on March 6, 2008, Mr. Dancer is provided with a minimum annual base salary of $450,000 effective as of August 28, 2007, which may be increased by the Company from time to time in its discretion, but not be decreased below the initial amount specified in his letter. His annual target bonus is 75% of his base salary. Mr. Dancer also received a one-time cash incentive award of $100,000 upon entering into the letter agreement and he received a one-time special cash bonus of $400,000 payable on, or within ten business days after, March 1, 2008. In addition, under the letter agreement he is entitled to be granted 75,000 options and an award of vested restricted stock units in such amounts and on such terms set forth in Mr. Dancer's letter agreement and described above under "Executive Compensation Program Elements—Long-Term Incentive Awards" on the third trading day on the NYSE that followed the day on which the Company again became current in its financial reporting obligations to the SEC or, if such date was within 15 days prior to the close of a fiscal quarter or was subsequent to the close of a fiscal quarter but prior to the filing with the SEC of the Company's periodic or annual report on Form 10-Q or 10-K for such quarter, then on the third business day following such filing with the SEC.

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

         Mr. Barrow.    On March 28, 2008, the Company entered into a letter agreement providing for Mr. Barrow to become the Company's Executive Vice President and Chief Operations Officer effective April 1, 2008. Mr. Barrow's agreement provides that Mr. Barrow's base salary shall be $350,000 annually and Mr. Barrow will have a target annual incentive bonus opportunity equal to 70% of his base salary. The agreement also provided that Mr. Barrow would receive stock options and restricted stock units under the 2000 Plan in such amounts and on such terms set forth in Mr. Barrow's agreement and described above under "Executive Compensation Program Elements—Long-Term Incentive Awards" on the third trading day on the NYSE that followed the day on which the Company again became current in its financial statement reporting obligations to the SEC. The stock options and restricted stock units were granted on August 6, 2008. Mr. Barrow is also entitled to a car allowance and relocation benefits.

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

         Mr. Alex Lidow.    Mr. Alex Lidow was not party to an employment or other agreement with the Company. Mr. Lidow's base salary and bonus opportunity was determined as described above under "Executive Compensation Program Elements—Base Salary" and "—Short Term Incentive Compensation Opportunity." Mr. Lidow resigned from the Company effective October 2, 2007 and entered into a Separation Agreement with the Company on that date. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of the severance benefits that became payable to Mr. Lidow upon his resignation.

         Mr. Rougee.    Mr. Rougee and the Company entered into an offer letter on October 29, 2007 in connection with his promotion to Executive Vice President, Operations. The offer letter provides that Mr. Rougee's annual base salary shall be $330,000 and Mr. Rougee will have a target annual incentive bonus opportunity for the 2008 fiscal year equal to 70% of his base salary with a maximum of 120% of his base salary. Mr. Rougee was also entitled to receive stock options and restricted stock units under the 2000 Plan in such amounts and on such terms set forth in Mr. Rougee's agreement and described above under "Executive Compensation Program Elements—Long-Term Incentive Awards" on the third trading day on the NYSE that followed the day on which the Company again became current in its financial statement reporting obligations to the SEC. In addition, in the first quarter of fiscal year 2008, Mr. Rougee was awarded a retention bonus of $25,000 in recognition of Mr. Rougee's additional responsibilities undertaken by Mr. Rougee in support of the CEO functioning as principal manufacturing officer while a search to fill that position was underway and was also awarded a bonus of $25,000 in October 2008 for similar reasons. Mr. Rougee resigned from the Company effective May 30, 2008 and entered into a Separation Agreement with the Company on that date. See "Potential Payments upon Termination or Change in Control—Fiscal Year 2008" below for a description of the material terms of the severance benefits that became payable to Mr. Rougee upon his resignation.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2008

        The Company did not grant any "plan-based" awards in fiscal year 2008.

        As discussed above under the heading "Compensation Discussion and Analysis—Executive Compensation Program Elements," the Compensation Committee did not establish a short-term incentive program for the 2008 fiscal year. Instead, for the 2008 fiscal year, the Compensation Committee awarded discretionary bonuses for certain of the 2008 Named Officers based on the factors identified in the "Compensation Discussion and Analysis—Executive Compensation Program Elements" section under the heading "Short-Term Incentive Compensation Opportunity."

        As explained above in the "Compensation Discussion and Analysis—Executive Compensation Program Elements" section under the heading "Long-Term Equity Incentive Awards," because the Company was not current in its financial statement reporting obligations to the SEC at the time it has historically granted annual equity-based award grants, the Compensation Committee determined that it was advisable to delay the annual grants for the 2008 fiscal year, including the semi-annual grants and any grants in connection with promotions and special events, until the Company again became current in its reporting obligations to the SEC. In order to provide retention incentives, however, in fiscal year 2008 the Compensation Committee approved binding commitments to grant stock options and restricted stock units to certain of our 2008 Named Officers as described below. For Messrs. Khaykin and Barrow, these awards would be granted on the third trading day on the NYSE after the Company again became current in its financial reporting obligations to the SEC. For the other 2008 Named Officers, these awards would be granted on the third business day after the Company again became current in its financial reporting obligations to the SEC or, if such date was within 15 days prior to the close of a fiscal quarter or was subsequent to the close of a fiscal quarter but prior to the filing with the SEC of the Company's periodic or annual report on Form 10-Q or 10-K for such quarter, on the third business day following such filing with the SEC. Neither of these grant dates occurred in the 2008 fiscal year and these commitments remained outstanding at the 2008 fiscal year-end. On August 1, 2008, the Company filed its delinquent financial reports with the SEC and as a result became current with its financial reporting obligations to the SEC on such date. Therefore, the Company granted the awards to Messrs. Khaykin and Barrow on August 6, 2008, in satisfaction of its commitments on this date. However, the Company's commitments to Mr. Dancer remain outstanding as of the date of this report.

        The following table sets forth the number of shares of Company common stock subject to the options and restricted stock unit awards the Company committed in fiscal year 2008 to grant to each of the following 2008 Named Officers on the grant date indicated above:

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

    (3)
    Mr. Dancer will be entitled to an award of a number of restricted stock units determined by dividing $500,000 by the closing price of a share of the Company's common stock on the date of grant.

    (4)
    Mr. Barrow's options will vest and become exercisable and the restricted stock units will vest and become payable in three substantially equal installments on each of the first three anniversaries of the grant date.

    (5)
    Ms. Pahl and Mr. Rougee resigned from the Company prior to the applicable grant date, and forfeited their right to receive any of the foregoing awards pursuant to their respective separation agreements with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED JUNE 30, 2008

        The following table presents information regarding the outstanding equity awards held by each 2008 Named Officer as of the end of our 2008 fiscal year:

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable(1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date(3) (f)	Number of Shares or Units of Stock That Have Not Vested (#)(4) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Oleg Khaykin	0	0		0	0	0	0	0	0

Peter Knepper	0	0		0	0	0	0	0	0

Donald R. Dancer	31,000 10,000 3,250 30,000 15,000 10,000 6,667 3,334 10,000 11,667 6,667	0 0 0 0 0 0 3,333 1,666 5,000 23,333 13,333		21.74 25.35 19.49 40.10 45.25 43.49 48.10 34.69 41.74 35.30 38.51	8/27/2009 11/24/2009 3/10/2010 8/26/2010 3/8/2011 3/28/2010 8/30/2010 11/20/2010 3/28/2011 8/30/2011 4/2/2012	333	6,580	0	0

Michael Barrow	0	0		0	0	0	0	0	0

Alexander Lidow	139,000	0		11.375	6/13/2009
	220,000	0		63.88	8/28/2010
	150,000	0		34.85	8/21/2011
	150,000	0		45.79	3/5/2009
	150,000	0		40.10	8/26/2010
	50,000	0		48.10	8/30/2010
	115,000	0		35.30	8/30/2011	0	0	0	0

Linda Pahl	800	0		41.875	2/28/2010
	2,000	0		54.125	6/26/2010
	4,000	0		59.35	6/10/2011
	5,775	0		45.79	3/5/2009
	3,334	0		41.53	4/9/2011
	1,334	0		35.30	8/30/2011
	1,234	0		38.51	4/2/2012	0	0	0	0

Eric Lidow	94,000	0		12.625	7/6/2009
	200,000	0		33.875	1/27/2010
	100,000	0		63.88	8/28/2010
	100,000	0		34.85	8/21/2011
	100,000	0		45.79	3/5/2009
	100,000	0		40.10	8/26/2010	0	0	0	0

Marc Rougee	20,000	0		19.69	4/22/2010
	9,000	0		40.10	8/26/2010
	5,000	0		45.25	3/8/2011
	7,000	0		43.49	3/28/2010
	4,000	0		48.10	8/30/2010
	4,000	0		41.74	3/28/2011
	2,000	0		35.30	8/30/2011
	1,667	0		38.51	4/2/2012	0	0	0	0

(1)
All exercisable options are currently vested.

(2)
All unexercisable options are currently unvested. Subject to each 2008 Named Officer's continued employment, these options ordinarily become vested over a three-year period, with one-third of each option grant becoming vested on each of the first three anniversaries of the grant date. As described in the "Potential Payments Upon Termination or Change in Control—Fiscal Year 2008" section below, all or a portion of each option grant may vest earlier in connection with a change in control.

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

(1)
The dollar amounts shown for stock options in Column (c) above equal the difference between (i) the per-share closing price of our common stock on the exercise date and (ii) the exercise price of those options.

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

(1)
Reflects base salary amounts earned by the 2008 Named Officers during fiscal year 2008 and contributed to the DCP by the 2008 Named Officers during fiscal year 2008. Accordingly, these amounts are also included in Column (c) of the "Summary Compensation Table—Fiscal Year 2008 and Fiscal Year 2007" above.

(2)
Except for the withdrawal of Ms. Pahl in the amount of $6,110, there were no Company contributions or individual withdrawals or distributions with respect to any of the 2008 Named Officers under the DCP during fiscal year 2008.

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

        Account balances are credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by the Company. Participants are at all times 100% vested in the amounts credited to their deferral accounts with respect to their deferrals. Amounts credited with respect to discretionary Company contributions are subject to vesting requirements, if any, imposed on such amounts by the Company. Participants will be eligible to receive distributions of the amounts credited to their accounts at or after their termination of employment, retirement, disability, death, change in control of the Company or upon another previously determined scheduled distribution date, in a lump sum or installments pursuant to elections made under the rules of the DCP. For the 2008 Named Officers, Section 409A of the Internal Revenue Code of 1986, as amended ("Code"); requires that distributions may not occur earlier than six months following the 2008 Named Officer's termination of employment. The DCP is not funded by the Company, and participants have an unsecured contractual commitment by the Company to pay the amounts due under the DCP. The Company has purchased corporate-owned life insurance to offset this liability. The Company did not make any discretionary contributions under the DCP during fiscal year 2008.

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

2008 Named Officers Employed at 2008 Fiscal Year End

         Mr. Khaykin.    Under the terms of Mr. Khaykin's employment agreement, if the Company terminates Mr. Khaykin's employment other than for "cause" or in the event Mr. Khaykin terminates employment for "good reason" (as these terms are used in the employment agreement), Mr. Khaykin will be entitled to a severance benefit from the Company equal to one and one-half times the sum of his annual base salary and annual target bonus paid in a series of installment payments over 18 months, 18 months' accelerated vesting of his stock option and restricted stock unit awards (with vesting calculated on a monthly as opposed to annual basis), the maximum of one year following his termination date to exercise his vested stock options, and 18 months' continued medical plan coverage. If such a termination of employment occurs within two months prior to or two years after a change in control of the Company, the cash severance benefit will increase to two times the sum of Mr. Khaykin's annual base salary and annual target bonus and his stock options and restricted stock units will vest in full. A change in control also results in the cash severance being paid in a lump sum instead of installment payments. If a change in control of the Company occurred prior to the grant date of Mr. Khaykin's options, Mr. Khaykin's right to the option grant would have terminated and instead his restricted stock unit award of 250,000 restricted stock units would have increased to (i) 375,000 if the change in control occurred within six months after March 1, 2008 or (ii) 500,000 if the change in control occurred on or after the six month anniversary of March 1, 2008 (in each case, in lieu of the 250,000 restricted stock units described above), and the restricted stock unit award as so increased would have been granted upon (or, as may be necessary to give effect to the grant, immediately prior to) the occurrence of the change in control; provided, however, the Company would have had the right at its option to pay Mr. Khaykin a lump sum amount upon or within thirty days after the change in control (in lieu of the restricted stock unit award) equal to the number of shares subject to such award that would have been vested at the time of the change in control multiplied by the fair market value of a share of the Company's common stock at the time of the change in control. However, because the grant date occurred on August 6, 2008, the foregoing change in control provision with respect to his restricted stock units is no longer applicable. In addition, the Company will provide a tax "gross-up" benefit for Mr. Khaykin in the event any benefits he is entitled to receive are subject to excise taxes under Sections 280G and/or 4999 of the Code in connection with a change in control of the Company to put Mr. Khaykin in the same position as though those benefits had not been subject to those excise taxes, unless a reduction in his benefits by an amount up to 15% of the total benefits would avoid such excise taxes. Mr. Khaykin will be required to provide a release of claims in order to receive any severance benefits in connection with a termination of his employment. Mr. Khaykin is also subject to confidentiality, non-solicitation and non-competition restrictive covenants under his employment agreement.

         Mr. Dancer.    On October 29, 2007, the Company entered into a change in control severance agreement with Mr. Dancer (the "Severance Agreement"). Under the terms of the Severance Agreement, if Mr. Dancer's employment is terminated by the Company without "cause" (and other than due to his death or disability) or by Mr. Dancer for "good reason" (each as defined in the Severance Agreement) and such termination occurs in connection with an impending "change in control" (as defined in the Severance Agreement) of the Company or at any time during the two-year period after a "change in control" of the Company, Mr. Dancer will generally be entitled to receive the following benefits: (i) a cash payment equal to two times the sum of the Mr. Dancer's annual rate of base salary and Mr. Dancer's target bonus for the fiscal year in which the termination occurred, (ii) a cash payment equal to the pro-rata portion of Mr. Dancer's target bonus for the fiscal year in which the termination occurred (based on the number of whole months Mr. Dancer was employed during the fiscal year of the termination divided by twelve), (iii) continued medical coverage for up to 18 months at the same expense to Mr. Dancer as before the termination, (iv) accelerated vesting of the time-based vesting portion of all then-outstanding equity awards and deferred compensation, nonqualified retirement benefits or similar plans of the Company in which Mr. Dancer participates, and Mr. Dancer will have up to six months to exercise his then-vested options (subject to any merger or other agreement related to the change in control that provides for the awards to terminate upon the consummation of the transaction), and (v) reimbursement for outplacement services obtained within up to a nine month period following Mr. Dancer's termination, up to a maximum of $50,000. In order to receive the forgoing severance benefits, Mr. Dancer must agree to release the Company from all claims arising out of his or her employment relationship. Amounts under clauses (i) and (ii) are payable to Mr. Dancer in a lump sum within ten days after the release becomes effective. Payments are also subject to any required delay imposed under Section 409A of the Code. In addition, the Company will provide a tax "gross-up" benefit for Mr. Dancer in the event any of his benefits are subject to excise taxes under Sections 280G and/or 4999 of the Code in connection with a change in control of the Company to put Mr. Dancer in the same position as though those benefits had not been subject to those excise taxes; provided however, that if the present value of his total benefits is less than 345% of his applicable "base amount" (as defined under Section 280G), his total benefits will be reduced by the minimum amount required to avoid such excise taxes. The Company will also provide a tax "gross-up" benefit for Mr. Dancer in the event any of his benefits under his letter agreement are subject to excise taxes under Section 409A Code. In each case, Mr. Dancer's gross-up payments under Section 280G and 409A of the Code are subject to an aggregate excise tax payment limit of $3.0 million. Mr. Dancer is also subject to confidentiality, non-solicitation and non-competition restrictive covenants under the applicable Severance Agreement.

        In addition to the severance benefits under the Severance Agreement, Mr. Dancer is also entitled to the following benefits under the terms of his letter agreement entered into between the Company and Mr. Dancer on October 29, 2007, as amended on March 6, 2008. Under the terms of the letter agreement, if Mr. Dancer's employment with the Company is terminated for any reason other than by the Company with "cause" (as defined in his Severance Agreement) and the termination would not entitle Mr. Dancer to receive severance benefits under his Severance Agreement, Mr. Dancer will receive a cash amount equal to the sum of one times his annual rate of base salary and target bonus for the fiscal year in which the termination occurred and he would be entitled to twelve months' continued medical plan coverage. Additionally, Mr. Dancer will have the later of (i) one year following his termination date, and (ii) the date that is 90 days after the Company again became current in its financial statement reporting obligations with the SEC in order to exercise his vested stock options. In addition, if Mr. Dancer's employment is terminated by the Company other than for "cause" or by

Mr. Dancer for "good reason" before the restricted stock unit award contemplated by his letter agreement is granted, he will also receive a cash payment of $500,000 in lieu of the restricted stock unit award. Mr. Dancer will be required to provide a release of claims in order to receive any of the foregoing benefits. If Mr. Dancer's employment by the Company is terminated for any reason other than by the Company with cause and such termination would entitle Mr. Dancer to receive severance benefits under his Severance Agreement, Mr. Dancer will only be entitled to the severance benefits provided under his Severance Agreement and not any additional severance benefits under the letter agreement.

         Mr. Knepper.    Pursuant to the terms of the Offer Letter between Mr. Knepper and the Company, if the Company terminates Mr. Knepper's employment without providing at least thirty days of written notice, Mr. Knepper will be entitled to a severance benefit equal to 30 days of base salary.

         Mr. Barrow.    As of the last day of fiscal year 2008, Mr. Barrow was not entitled to any severance or change in control benefits under his agreements with the Company.

Estimated Severance and Change in Control Benefits

        The following chart presents the Company's estimate of the amount of benefits to which Messrs. Khaykin and Dancer would have been entitled had his employment terminated or a change in control occurred on June 29, 2008 under scenarios set forth below. Messrs. Knepper and Barrow are not included in the chart below because neither of them held any equity awards with respect to the Company's common stock and were not entitled to any severance benefits as of June 29, 2008, either alone or in connection with a change in control (expect for Mr. Knepper, who would be entitled to 30 days' base pay as severance if the Company does not give him 30 days' prior notice of a termination).

Name	Triggering Event	Cash Severance ($)(1)	Medical Benefit ($)(2)	Equity Acceleration ($)(3)	Excise Tax Gross-Up ($)(4)	Other (5)	Total
Oleg Khaykin	Resign without Good Reason	—	—	—	—	—	—

	Resign for Good Reason	2,250,000	26,346	2,717,000	—	—	4,993,346

	Termination without Cause	2,250,000	26,346	2,717,000	—	—	4,993,346

	Change of Control (no termination)	—	—	7,410,000	3,471,852	—	10,881,852

	Change of Control and Termination without Cause or Resign for Good Reason	3,000,000	26,346	7,410,000	5,043,571	—	15,479,917

Donald R. Dancer	Resign without Good Reason	1,149,456	12,367	—	—	—	1,161,823

	Resign for Good Reason	1,149,456	12,367	—	—	—	1,161,823

	Termination without Cause	1,787,500	12,367	—	—	—	1,799,867

	Change of Control (no termination)	—	—	—	—	—	—

	Change of Control and Termination without Cause or Resign for Good Reason	1,912,500	18,551	500,000	1,034,487	50,000	3,515,538

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

2008 Named Officers Not Employed at 2008 Fiscal Year End

         Ms. Pahl.    In connection with Ms. Pahl's resignation from the Company on April 16, 2008, the Company entered into a separation agreement dated April 16, 2008. Under the separation agreement, subject to the execution of a release of claims (with negotiated exclusions) Ms. Pahl was entitled to receive all earned salary, vacation and bonus payments pro-rated to the date of her departure and a severance payment equal to the sum of $40,000 plus one year's base pay. Ms. Pahl is also entitled to additional severance pay equal to 50% of one year's base pay if Ms. Pahl remains available as a consultant to the Company until the completion and filing with the SEC of the Company's contemplated restatement and related reports. In addition, she was entitled to receive two months' COBRA premiums at Company expense and certain outplacement assistance in accordance with Company practices. As of April 16, 2008, all unvested equity awards held by Ms. Pahl were cancelled, but Ms. Pahl will be entitled to exercise her vested options to purchase shares of the Company's common stock until the later of one year from her date of resignation or ninety days following the date on which the Company became current in its periodic reports with the SEC. Ms. Pahl's separation agreement expressly terminated her prior severance agreement (described above) and the letter agreement, dated March 6, 2008, entered into between Ms. Pahl and the Company (described above under "Description of Employment Agreements, Salary and Bonus Amounts of 2008 Named Officers"). In addition, the Company entered into a consulting agreement dated April 16, 2008 between the Company and Pahl Consulting, Inc. (of which Ms. Pahl is the principal) pursuant to which Pahl Consulting, Inc. agrees to provide the Company with the consulting services of Ms. Pahl relating to the financial reconstruction and restatement activities of the Company for a fee of $3,000 per day and a term of up to six months.

        Ms. Pahl was also a party to Separation Agreement with the Company dated October 20, 2007 on the same terms as the Separation Agreement entered into between Mr. Dancer and the Company on the same date. However, she was not eligible for benefits under this Separation Agreement upon her resignation from the Company. Ms. Pahl was also not eligible for the retention bonus payment under the terms of her March 6, 2008 letter agreement with the Company, which is described above under "Summary Compensation Table—Fiscal Year 2008 and Fiscal Year 2007—Description of Employment Agreements, Salary and Bonus Amounts."

         Mr. Alex Lidow.    In connection with Mr. Alex Lidow's termination of employment, the Company entered into a separation agreement with Mr. Lidow on October 2, 2007. Under the separation agreement, all of his options to purchase common stock that had not already been as of the date of the agreement became vested, and Mr. Lidow will be entitled to exercise his vested options until the later of eighteen months from the date of his resignation or ninety days following the date on which the Company became current in its periodic financial reports with the SEC. In addition, the Company will also pay or reimburse Mr. Lidow for the premiums charged to continue medical coverage pursuant to COBRA, at the same or reasonably equivalent medical coverage for him (and, if applicable, his eligible spouse and dependents) as in effect immediately prior to his termination, for up to 18 months.

         Mr. Eric Lidow.    In connection with Mr. Eric Lidow's retirement from the Company and his resignation from his position as Chairman of the Board and as a member of the Board effective May 1, 2008, the Company entered into a letter of understanding that provides Mr. Lidow with certain office, secretarial and transportation assistance for life, and will provide Mr. Lidow and his spouse with medical and life insurance benefits for the remainder of their lives equal to those presently provided to them by the Company. In addition, all of Mr. Lidow's options to purchase common stock that had not already been as of the date of his retirement became vested and he will be entitled to exercise his vested options until the later of eighteen months from the effective date of his resignation or sixty days following the date on which the Company became current in its periodic reports with the SEC.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of June 30, 2008 about the Company's Common Stock that may be issued upon the exercise of options granted to employees or members of the Company's Board of Directors under the Company's existing Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,462,762	$40.44	(1)	4,695,534	(2)
Equity compensation plans not approved by security holders	—	—		—

Total	9,462,762	$40.44		4,695,534

(1)
Calculated exclusive of outstanding restricted stock unit awards

(2)
Includes shares available for future issuance under the 1984 Employee Stock Participation Plan

Security Ownership of Principal Stockholders and Management

        The following table sets forth as of September 11, 2008 information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Common Stock (other than depositories), (ii) each of the Company's directors, (iii) each of the 2008 Named Officers (as each is defined in Part III, Item 11 hereof) and (iv) all of the Company's current executive officers and directors as a group.

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent(3)
Invesco Ltd. 1360 Peachtree Street NE Atlanta, GA 30309	9,069,727	(3a)	12.5%
Neuberger Berman, LLC 605 Third Avenue New York NY 10158.	5,006,792	(3b)	6.9%
Harris Associates L.P. Two North LaSalle Street Suite 500 Chicago, IL 60602-3790	4,510,582	(3c)	6.2%
Earnest Partners, LLC 1180 Peachtree Street NE Suite 2300 Atlanta, GA 30309	3,744,062	(3d)	5.2%

Name and Address(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percent(3)
2008 Named Officers:
Oleg Khaykin	0		*
Peter Knepper	0		*
Donald Dancer	158,001	(6)	*
Michael Barrow	0		*
Alexander Lidow	2,317,772	(4)(5)(6)(7)(8)(9)	3.2
Linda Pahl	18,919	(6)(9)	*
Eric Lidow	2,113,994	(4)(5)(6)(9)	2.9
Marc Rougee	53,493	(8)	*
Current Directors:
Robert S. Attiyeh	59,501	(6)	*
James D. Plummer	53,501	(6)	*
Jack O. Vance	155,401	(6)	*
Rochus E. Vogt	106,501	(6)	*
Oleg Khaykin	0		*
Richard Dahl	0		*
Thomas Lacey	0		*
Mary B. Cranston	0		*
All current directors and executive officers as a group (11 persons)	532,905	(9)	0.7

*
Less than 1%.

(1)
The address of each executive officer and director is in care of the Company, 101 North Sepulveda Boulevard, El Segundo, California 90245.

(2)
Except as may be set forth below and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares of Common Stock owned.

(3)
Under Rule 13d-3 of the Exchange Act, certain shares may be deemed to be beneficially owned by more than one person (if, for example, a person shares the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding at the Record Date.

(3a)
In Amendment No. 4 to Schedule 13G, dated September 9, 2008, filed by Invesco Ltd., Invesco Ltd. reported that, at August 31, 2008, it possessed sole power to vote or direct the disposition of 9,069,727 of these shares. Such shares are held by the following entities in the respective amounts listed: AIM Funds Management, Inc.—6,806,388 shares, Invesco National Trust Company—2,000 shares, PowerShares Capital Management LLC—2,254,933 and PowerShares Capital Management Ireland LTD—6,406.

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

(4)
In addition, 239,211 shares are held by members of the Lidow family other than Messrs. Eric Lidow and Alexander Lidow and Alexander Lidow's immediate family. The Messrs. Lidow disclaim any beneficial ownership in any such additional shares. Of the 239,211 shares mentioned above, Derek B. Lidow, the son of Eric Lidow and brother of Alexander Lidow, owns 65,841 shares. The 3,002,977 shares beneficially owned by members of the Lidow family constitute 4.1% of the shares outstanding. In addition, the Lidow Foundation, of which the Messrs. Eric and Alexander Lidow are directors, owns 72,066 shares; the Messrs. Lidow disclaim any beneficial ownership in such shares.

(5)
Includes 1,419,994 shares owned by the Lidow Family Trust of which Eric Lidow and Elizabeth Lidow are trustees.

(6)
Includes the following amounts of shares of Common Stock subject to options exercisable under the Company's stock option plans as of June 1, 2008: Eric Lidow—694,000; Alexander Lidow—974,000; Linda Pahl—18,477; Donald R. Dancer—152,585; Robert Attiyeh—56,501; James D. Plummer—41,501; Jack O. Vance—41,501; and Rochus E. Vogt—41,501.

(7)
Includes 92,364 shares held by members of Alexander Lidow's immediate family in which he disclaims any beneficial ownership.

(8)
Includes the following approximate equivalent number of shares of Common Stock under the Company's 401(k) Plan: Alexander Lidow—47; and Marc Rougee—554; for an aggregate of approximately 601 shares of Common Stock.

(9)
Information is provided for all current directors and executive officers as of September 5, 2008. 2008 Named Officers Eric Lidow, Alexander Lidow, Linda Pahl and Marc Rougee are no longer serving as an employee or director of the Company and are not included in the total for all executive officers and directors as a group.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

        The Company paid expenses in the amount of $150,000 in fiscal year 2007 for consulting services related to semiconductor market activities provided to the Company by iSuppli Corporation, whose President and CEO is Derek Lidow, son of Eric Lidow, who was Chairman of the Board through May 1, 2008. Additionally, the Company has contracted with iSuppli for additional consulting services in the amount of approximately $280,000 payable in the Company's 2008 fiscal year.

Related Party Transaction Policy

        The Company has adopted a written Related Party Transactions Policy (the "Policy"). The purpose of the Policy is to ensure full review of the impact of any transactions between the Company and any of its related parties. The Company's policy requres that the Company's General Counsel and CFO review related party transactions involving, among other things, the sale, purchase or other transfer of products, the providing of services or intellectual property agreements. In addition to the review by the Company's General Counsel and CFO, related party transactions involving more than $500,000 and certain related party transactions involving the providing of services by executive officers are also reviewed by the Audit Committee or Compensation Committee. The reviews are intended to ensure that the transactions are in the best interest of the Company.

Independent Directors

        The NYSE rules require listed companies to have a board of directors with at least a majority of independent directors. The Company's Board of Directors has now, and has had for many years, a majority of independent directors.

        Under the NYSE rules, a director qualifies as "independent" upon the Board affirmatively determining that he or she has no other material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Based upon a review of the directors' backgrounds and business activities, the Board has determined that directors Robert S. Attiyeh, Richard J. Dahl, Thomas Lacey, James D. Plummer, Mary B. Cranston, Jack O. Vance, and Rochus E. Vogt have no other material relationship with the Company and therefore that they qualify as independent.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        PricewaterhouseCoopers LLP is a registered public accounting firm and has been our independent registered auditor since 1998 and for many years prior as Coopers & Lybrand LLP. In addition to retaining PricewaterhouseCoopers LLP to audit our financial statements, we engage the firm from time to time to perform other services. The following table sets forth all fees we were billed in connection with professional services rendered by PricewaterhouseCoopers LLP during each of the last three fiscal years (in thousands):

Fee Type	2008	2007	2006
Audit Fees(1)	$14,954	$3,104	$2,221
Audit Related Fees(2)	96	2,370	774
Tax Fees(3)	233	103	205
All Other Fees(4)	26	9	30

Total	$15,309	$5,586	$3,230

(1)
Audit fees includes fees incurred for professional services rendered in connection with the audit of the annual financial statements, for the audit of internal controls under Section 404 of the Sarbanes-Oxley Act, for the review of the quarterly financial statements included in the Company's Form 10-Q, for the statutory audits of international subsidiaries and the audit fees ($12,066 in fiscal year 2008 and $465 in fiscal year 2007) associated with the audit of the reconstruction and restatement of the Company's financial statements.

(2)
Audit-related fees includes fees incurred for professional services rendered in connection with assurance and other activities not explicitly related to the audit of our financial statements, including royalty, pension, and carve-out audits, and accounting research.

(3)
Tax fees includes fees incurred for domestic and international income tax compliance and tax audit assistance, and company-wide tax consulting and planning.

(4)
All other fees principally relate to accounting research and audit software tools.

        All fiscal year 2008, 2007 and 2006 audit and non-audit services were pre-approved by the Audit Committee. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of PricewaterhouseCoopers LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent registered public accounting firm to perform the services. The Audit Committee, in reliance on management and the independent registered public accounting firm, has determined that the provision of the non-audit services described in notes (3) and (4) above were compatible with maintaining the independence of PricewaterhouseCoopers LLP.

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

  b.
  Exhibits filed as part of this report are listed on the Exhibit Index on page 177.

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

Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2000. (Exhibit 4.1)
10(a)*	Amendment to International Rectifier Corporation 1984 Stock Participation Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994, Registration No. 33-53589. (Exhibit 4.1)
10(b)*	Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities Exchange Commission on September 30, 1998. (Exhibit 10(ab))

Exhibit No.	Item	Document
10(c)*	Amendment to the Executive Employment Agreement between International Rectifier and Eric Lidow, dated April 12, 1995	Form 10-K—Annual Report for fiscal year ended June 30, 1995. (Exhibit 10(r))
10(d)*	Amendment dated April 12, 1995 to the Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow	Form 10-K—Annual Report for fiscal year ended June 30, 1995 filed with the Securities and Exchange Commission on August 25, 1995. (Exhibit 10(r))
10(e)*	International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow dated October 24, 1995 and amended as of February 22, 1996	Form 10-K—Annual Report for fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 25, 1996.(Exhibit 10(p))
10(f)*	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)
10(g)*	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(h)*	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)
10(i)*	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)
10(j)*	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ab))
10(k)*	First Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996 and June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ac))
10(l)*

Second Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996, June 22, 1998, and August 5, 1998

Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ad))

Exhibit No.	Item	Document
10(m)*	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998 and August 5, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ae))
10(n)*	First Amendment dated September 29, 1999, to Consulting, Nondisclosure, Severance and Resignation Agreement between Derek Lidow and International Rectifier Corporation, dated as of May 10, 1999	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 10(ag))
10(o)*	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(p)*	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(q)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)
10(s)*	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(t)*	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 2)
10(u)*	Amendment, dated as of March 22, 2001, to ISDA Master Agreement dated as of July 1, 1999, between International Rectifier and BNP Paribas	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 3)
10(v)	Executive Agreement date June 28, 2001 between International Rectifier Corporation and Gerald Koris	Form 10-K—Annual Report for fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002. (Exhibit 10(ao))
10(w)*	Amended and Restated International Rectifier Corporation 2000 Stock Incentive Plan, effective as of November 24, 2004.	Form 8-K dated November 24, 2004, filed with the Securities and Exchange Commission. (Exhibit 99.1)

Exhibit No.	Item	Document
10(x)*	International Rectifier Corporation Deferred Compensation Plan	Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.1)
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

Form 8-K, dated November 9, 2006, filed with Securities and Exchange Commission. (Exhibit 99.1)
10(ee)	Guaranty, Dated June 27, 2006, Executed by International Rectifier Corporation in Favor of Bank of America, N.A.	Form 8-K dated July 3, 2006, filed with Securities Exchange Commission. (Exhibit 10.2)
10(ff)	Transition and General Release Agreement, dated October 9, 2006, by and between Walter Lifsey and International Rectifier Corporation	Form 8-K, dated October 12, 2006, filed with the Securities Exchange Commission. (Exhibit 99.1)

Exhibit No.	Item	Document
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

Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.6)

Exhibit No.	Item	Document
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

Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(ss)	Technology License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)

Exhibit No.	Item	Document
10(tt)	Technology License Back Agreement, dated April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)
10(uu)	Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.3)
10(vv)	IR Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.4)
10(ww)	Amended and Restated Transition Services Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.5)
10(xx)

Transition Product Services Agreement, dated April 1, 2007, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology and Vishay Asia Logistics Pte Ltd.

Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.6)
10(yy)	Transition Buy Back Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.7)
10(zz)	Transition IGBT/Auto Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.8)
10(aaa)	Indemnification Escrow Agreement, dated April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.9)

Exhibit No.	Item	Document
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

Form 8-K, dated July 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)

Exhibit No.	Item	Document
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

Form 8-K, dated November 16, 2007, filed with the Securities Exchange Commission. (Exhibit 10.1)

Exhibit No.	Item	Document
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

Form 8-K, dated March 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(sss)	Offer Letter, dated March 31, 2008, by and between International Rectifier Corporation and Michael Barrow	Form 8-K, dated April 3, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)

Exhibit No.	Item	Document
10(ttt)*	Agreement, dated April 17, 2008, by and between International Rectifier Corporation and Eric Lidow	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(uuu)*	Separation Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Linda J. Pahl	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(vvv)*	Consulting Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Pahl Consulting, Inc.	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(www)*	Letter Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Peter B. Knepper	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(xxx)*	Form of Severance and General Release Agreement, dated May 30, 2008, between International Rectifier Corporation and Marc Rougee	Form 8-K, dated June 12, 2008, filed with the Securities Exchange Commission. (Exhibit 99.1)
14	Code of Ethics	Form 8-K, filed with the Securities and Exchange Commission on November 18, 2005. (Exhibit 99.1)

*
Denotes management contract or compensatory plan or arrangement.

Submitted Herewith:

        See page 58 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

3(c)	Amendment to Bylaws adopted February 29, 2008.
10(yyy)*	Form of 2000 Incentive Plan Non-Qualified Stock Option Agreement
10(zzz)*	Form of 2000 Incentive Plan Restricted Stock Unit Award Agreement
10(aaaa)*	Form of 2000 Incentive Plan Non-Employee Director Nonqualified Stock Option Agreement
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
	By:	/s/ PETER B. KNEPPER
Date: September 15, 2008		Peter B. Knepper Chief Financial Officer (Acting) (Duly Authorized Officer and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD J. DAHL* Richard J. Dahl	Chairman of the Board	September 15, 2008
/s/ JACK O. VANCE* Jack O. Vance	Director	September 15, 2008
/s/ ROCHUS E. VOGT* Rochus E. Vogt	Director	September 15, 2008
/s/ JAMES D. PLUMMER* James D. Plummer	Director	September 15, 2008
/s/ ROBERT ATTIYEH* Robert Attiyeh	Director	September 15, 2008
/s/ THOMAS A. LACEY* Thomas A. Lacey	Director	September 15, 2008
/s/ MARY B. CRANSTON* Mary B. Cranston	Director	September 15, 2008

Signatures		Title	Date

/s/ OLEG KHAYKIN* Oleg Khaykin		Director and Chief Executive Officer (Principal Executive Officer)	September 15, 2008
*by	/s/ PETER B. KNEPPER Peter B. Knepper Attorney-in-Fact		September 15, 2008

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 30, 2008, 2007 and 2006
(In thousands)

	Balance at beginning of year	Additions (reductions) charged to costs and expenses(1)	Deductions (2)(3)	Balance at end of year
2008
Accounts receivable reserve	$8,401	$387	$(2,263)	$6,525
Inventory valuation reserve	71,655	49,984	(32,271)	89,368
Deferred income tax valuation allowance	68,228	14,155	(4,241)	78,142
2007
Accounts receivable reserve	2,672	5,729	—	8,401
Inventory valuation reserve	42,576	33,579	(4,500)	71,655
Deferred income tax valuation allowance	73,445	55,076	(60,293)	68,228
2006
Accounts receivable reserve	1,177	1,495	—	2,672
Inventory valuation reserve	17,776	32,580	(7,780)	42,576
Deferred income tax valuation allowance	65,060	11,142	(2,757)	73,445

(1)
Additions charged to costs and expenses relating to accounts receivable are net of reductions to estimated reserves

(2)
Deductions relating to accounts receivable reserve include uncollectible accounts written-off, net of recoveries.

(3)
Deductions relating to inventory valuation reserve include the write-off of obsolete and scrap inventory, revaluation of federal, state and foreign valuation allowance, and the effect of SFAS No. 52, "Foreign Currency Transactions."