Form 10-Q
period 2008-09-30
INTERNATIONAL RECTIFIER CORP /DE/
filed 2008-11-06
CIK 316793

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
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

        There were 72,880,072 shares of the registrant's common stock, par value $1.00 per share, outstanding on October 31, 2008.

 NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When we use words such as "believe," "expect," "anticipate," "will" or similar expressions, we are making forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our opinion only as of the date hereof. We undertake no duty or obligation to revise these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission ("SEC").

 PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Revenues	$244,474	$266,194
Cost of sales	148,082	168,809

Gross profit	96,392	97,385
Selling and administrative expense	65,309	66,806
Research and development expense	24,717	27,896
Amortization of acquisition-related intangible assets	1,097	380
Asset impairment, restructuring and other charges (Note 12)	471	35

Operating income	4,798	2,268
Other expense, net	14,582	6,129
Interest income, net	(5,060)	(7,893)

(Loss) income before income taxes	(4,724)	4,032
Benefit from income taxes	(268)	(6,381)

Net (loss) income	$(4,456)	$10,413

Net (loss) income per common share—basic	$(0.06)	$0.14

Net (loss) income per common share—diluted	$(0.06)	$0.14

Average common shares outstanding—basic	72,843	72,811

Average common shares and potentially dilutive securities outstanding—diluted	72,843	73,257

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended September 30,
	2008	2007
Net (loss) income	$(4,456)	$10,413

Other comprehensive (loss) income:
Foreign currency translation adjustments	(23,871)	4,760
Unrealized losses on securities:
Unrealized holding losses on available-for-sale securities, net of tax effect of $0 and $(72), respectively	(6,464)	(17,762)
Unrealized losses on foreign currency forward contract, net of tax effect of $0	—	(3,149)
Reclassification adjustments of net gains on foreign currency forward contract	(196)	(621)

Other comprehensive loss	(30,531)	(16,772)

Comprehensive loss	$(34,987)	$(6,359)

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008 (Unaudited)	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$302,782	$320,464
Restricted cash	4,341	4,341
Short-term investments	102,965	101,739
Trade accounts receivable, net	110,322	105,384
Inventories	175,889	175,856
Current deferred tax assets	13,071	13,072
Prepaid expenses and other receivables	52,851	43,993

Total current assets	762,221	764,849
Restricted cash	15,046	15,012
Long-term investments	286,696	303,680
Property, plant and equipment, net	502,241	534,098
Goodwill	98,822	98,822
Acquisition-related intangible assets, net	15,128	16,225
Long-term deferred tax assets	86,249	89,576
Other assets	51,231	52,650

Total assets	$1,817,634	$1,874,912

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$66,349	$77,653
Accrued salaries, wages and commissions	26,989	33,022
Accrued income taxes	29,992	30,943
Current deferred tax liabilities	2,266	2,266
Other accrued expenses	99,402	103,355

Total current liabilities	224,998	247,239
Long-term deferred tax liabilities	4,975	4,828
Deferred gain on divestiture (Note 2)	112,922	112,609
Other long-term liabilities	56,332	59,285

Total liabilities	399,227	423,961

Commitments and contingencies (Notes 16, 17 and 18)
Stockholders' equity:
Common shares	72,876	72,826
Capital contributed in excess of par value of shares	974,313	971,920
Retained earnings	334,490	338,946
Accumulated other comprehensive income	36,728	67,259

Total stockholders' equity	1,418,407	1,450,951

Total liabilities and stockholders' equity	$1,817,634	$1,874,912

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net (loss) income	$(4,456)	$10,413
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	17,021	20,336
Amortization of acquisition-related intangible assets	1,097	380
Stock compensation expense	1,190	438
Provision for (recovery of) bad debt	225	(425)
Provision for inventory write-downs	951	4,566
Debt retirement charge	—	5,659
Deferred revenue	942	(6,872)
Deferred income taxes	—	2,827
Tax benefit from options exercised	8	—
Excess tax benefit from options exercised	(3)	—
Write-down of investments	15,198	273
Loss on sale of investments	927	—
Changes in operating assets and liabilities, net	(52,990)	(61,754)

Net cash used in operating activities	(19,890)	(24,159)

Cash flow from investing activities:
Additions to property, plant and equipment	(4,799)	(11,519)
Proceeds from sale of property, plant and equipment	19	41
Additions to restricted cash	(34)	(156)
Sale or maturities of investments	60,086	144,801
Purchase of investments	(57,444)	(95,782)
Other, net	1,032	(1,019)

Net cash (used in) provided by investing activities	(1,140)	36,366

Cash flow from financing activities:
Repayments of short-term debt	—	(550,000)
Proceeds from exercise of stock options and stock participation plan	981	—
Excess tax benefit from options exercised	3	—
Additions to restricted cash	—	(4,341)
Other, net	(132)	(4,699)

Net cash provided by (used in) financing activities	852	(559,040)

Effect of exchange rate changes on cash and cash equivalents	2,496	176

Net decrease in cash and cash equivalents	(17,682)	(546,657)
Cash and cash equivalents, beginning of period	320,464	853,040

Cash and cash equivalents, end of period	$302,782	$306,383

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Basis of Presentation

        At the beginning of the first quarter of fiscal year 2009, the Company's Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker, refined the definition of the Company's business segments by renaming its Aerospace and Defense ("A&D") segment its HiRel ("HR") segment, combining its previously identified PS segment with its Enterprise Power ("EP") segment and creating a new Automotive Products ("AP") segment which was previously reported within the Energy-Saving Products ("ESP") and Power Management Devices ("PMD") segments. Furthermore, some products that were previously reported under the EP segment moved to PMD. Consequently, the Company now reports in seven segments: EP, PMD, ESP, HR, AP, Intellectual Property ("IP"), and Transition Services ("TS"), as described more fully in Note 13, "Segment Information."

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the Company's results of operations, financial position, and cash flows have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended June 30, 2008 included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on September 15, 2008 (the "2008 Annual Report").

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Fiscal Year and Quarter

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on a Sunday closest to June 30. The three months ended September 2008 and 2007 consisted of 13 weeks ending on September 28, 2008 and September 30, 2007, respectively. For ease of presenting the accompanying condensed consolidated financial statements, the fiscal September quarter-end for all periods presented is shown as September 30.

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

Adoption of New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2, "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 is effective upon initial adoption of SFAS 157. The Company adopted SFAS 157 at the beginning of the first quarter of fiscal year 2009. The adoption of this statement did not have a material effect on the Company's consolidated financial statements for the first quarter of fiscal year 2009.

        In October 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits the Company to choose to measure certain financial instruments and certain other items at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been chosen to be reported in earnings. The Company adopted SFAS 159 at the beginning of the first quarter of fiscal year 2009, and the adoption had no material impact on the Company's consolidated financial statements as the Company elected not to measure certain financial instruments and certain other items within the scope of SFAS 159 at fair value.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in process research and development ("R&D") is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning July 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact of SFAS 161 on its consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3") which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is in the process of evaluating the impact of FSP FAS 142-3 on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to Interim Auditing Standards Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of SFAS 162 on its consolidated financial statements.

2. Deferred Gain on Divestiture

        On April 1, 2007, the Company completed the sale of its Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million (the "Divestiture"), including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture, a number of matters as discussed in Note 18, "Commitments and Contingencies," raised uncertainties under applicable accounting standards and

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

2. Deferred Gain on Divestiture (Continued)

guidance as to the determination of the gain on the Divestiture. As of fiscal year end June 30, 2008, the Company had deferred recognition of the gain on the Divestiture of $112.6 million. At the present time, the Company cannot make a determination as to when these uncertainties will be resolved. During the first quarter of fiscal year 2009, the deferred gain on the Divestiture was increased because certain tax indemnification obligations in respect of divested entities aggregating to $0.3 million ceased to exist through lapsing of a statute of limitation in a foreign tax jurisdiction. Consequently, as of September 30, 2008, the Company has a deferred gain on the Divestiture of $112.9 million.

3. Fair Value Measurements

        As discussed in Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," the Company adopted SFAS 157 effective the first day of fiscal year 2009. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

  •
  Level 1—Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date. The Company's financial assets valued using Level 1 inputs include money market funds, treasury bonds, and marketable equity securities that are valued using quoted market prices.

  •
  Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. The Company's financial assets and liabilities valued using Level 2 inputs include agency bonds, corporate debt securities, certain mortgage-backed securities and foreign currency hedges, whose fair values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  •
  Level 3—Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. The Company's financial assets valued using Level 3 inputs include asset-backed securities, certain mortgage-backed securities and other equity investments. See the section below entitled Level 3 Valuation Techniques for a discussion of how the Company determines fair value for investments using Level 3 inputs.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

3. Fair Value Measurements (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table sets forth, by Level, the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurement Using Inputs Considered as
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
U.S. government and agency obligations	$237,659	$137,789	$99,870	$—
Corporate debt	82,173	29,708	52,465	—
Mortgage-backed securities	83,036	—	39,325	43,711
Asset-backed securities	54,501	—	—	54,501
Equity securities	19,762	19,758	—	4
Foreign currency derivatives	93	—	93	—

Total	$477,224	$187,255	$191,753	$98,216

Fair value as a percentage of total	100.0%	39.2%	40.2%	20.6%

Level 3 as a percentage of total assets				5.4%

        Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company's condensed consolidated balance sheet as of September 30, 2008 as follows (in thousands):

	Fair Value Measurement Using Inputs Considered as
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$67,708	$63,661	$4,047	$—
Short-term investments	102,965	39,131	63,834	—
Long-term investments	286,696	64,705	123,779	98,212
Other long-term assets	19,855	19,758	93	4

Total	$477,224	$187,255	$191,753	$98,216

Level 3 Valuation Techniques

        Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At September 30, 2008, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 30, 2008. The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

3. Fair Value Measurements (Continued)

recurring basis that used significant unobservable Level 3 inputs for the three months ended September 30, 2008 (in thousands):

Balance at June 30, 2008	$126,275
Total gains (losses), realized and unrealized
Included in earnings	(11,738)
Included in other comprehensive loss	5,539
Purchases, sales and settlements, net	(21,860)
Net transfers in (out) of Level 3	—

Balance at September 30, 2008	$98,216

        Losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings as shown above consist of other-than-temporary impairments for investments and realized losses on sale of securities which are included in other expense.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        During the fiscal quarter ended September 30, 2008, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

4. Investments

        Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive loss net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized on the specific identification basis.

        Available-for-sale securities as of September 30, 2008 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Short-Term Investments:
Corporate debt	$24,723	$8	$(1,481)	$(1,473)	$23,250
U.S. government and agency obligations	79,661	99	(45)	54	79,715

Total short-term investments	$104,384	$107	$(1,526)	$(1,419)	$102,965

Long-Term Investments:
Corporate debt	$37,927	$55	$(1,880)	$(1,825)	$36,102
U.S. government and agency obligations	111,230	1,996	(169)	1,827	113,057
Mortgage-backed securities	84,296	805	(2,065)	(1,260)	83,036
Asset-backed securities	55,595	151	(1,245)	(1,094)	54,501

Total long-term investments	$289,048	$3,007	$(5,359)	$(2,352)	$286,696

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

4. Investments (Continued)

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

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon Inter Electronics Corporation ("Nihon"), a related party as further discussed in Note 19, "Related Party Transactions." These stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.2 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively.

        The carrying values of the equity investments included in other long-term assets at September 30, 2008 and June 30, 2008 were $19.7 million and $29.2 million, respectively, compared to their purchase cost at September 30, 2008 and June 30, 2008 of $24.9 million and $24.9 million, respectively. Unrealized loss, net of taxes, for the three months ended September 30, 2008 and 2007 was $9.5 million and $11.3 million, respectively, and was included in other comprehensive loss.

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. During the three months ended September 30, 2008 and 2007, the Company recognized $15.2 million and $0.3 million, respectively, in other-than-temporary impairments relating to certain available-for-sale securities, included in other expense.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

4. Investments (Continued)

        The following table summarizes the market value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter (in thousands):

	Securities held in a loss position for less than 12 months at September 30, 2008		Securities held in a loss position for 12 months or more at September 30, 2008		Total in a loss position
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$22,858	$(2,613)	$15,868	$(748)	$38,726	$(3,361)
U.S. government and agency obligations	51,976	(214)	—	—	51,976	(214)
Mortgage-backed securities	17,846	(1,570)	2,727	(495)	20,573	(2,065)
Asset-backed securities	13,932	(388)	13,920	(857)	27,852	(1,245)

Total	$106,612	$(4,785)	$32,515	$(2,100)	$139,127	$(6,885)

	Securities held in a loss position for less than 12 months at June 30, 2008		Securities held in a loss position for 12 months or more at June 30, 2008		Total in a loss position
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$37,473	$(485)	$6,182	$(84)	$43,655	$(569)
U.S. government and agency obligations	32,026	(347)	—	—	32,026	(347)
Mortgage-backed securities	43,297	(5,077)	1,893	(415)	45,190	(5,492)
Asset-backed securities	31,567	(2,915)	4,920	(423)	36,487	(3,338)

Total	$144,363	$(8,824)	$12,995	$(922)	$157,358	$(9,746)

        The amortized cost and estimated fair value of investments at September 30, 2008, by contractual maturity, are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$92,884	$91,465
Due in 1-2 years	97,022	96,584
Due in 2-5 years	85,191	85,530
Due after 5 years	118,335	116,082

Total investments	$393,432	$389,661

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

4. Investments (Continued)

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains and gross realized (losses) for the three months ended September 30, 2008 were $0.4 million and $(1.3) million, respectively. Gross realized gains and gross realized (losses) for the three months ended September 30, 2007 were $0.2 million and $(0.4) million, respectively. The cost of marketable securities sold was determined by the first-in, first-out method.

5. Supplemental Cash Flow Disclosures

        Components in the changes of operating assets and liabilities for the three months ended September 30, 2008 and 2007 were comprised of the following (in thousands):

	Three Months Ended September 30,
	2008	2007
Trade accounts receivable	$(6,808)	$14,037
Inventories	(2,282)	17,562
Prepaid expenses and other receivables	(19,043)	17,687
Accounts payable	(11,275)	6,558
Accrued salaries, wages and other commissions	(5,598)	(3,006)
Deferred compensation	(598)	1,686
Accrued income taxes payable	(1,208)	(89,846)
Other accrued expenses	(6,178)	(26,432)

Changes in operating assets and liabilities	$(52,990)	$(61,754)

        Supplemental disclosures of cash flow information (in thousands):

	Three Months Ended September 30,
	2008	2007
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$1,778	$4,278

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

6. Inventories

        Inventories at September 30, 2008 and June 30, 2008 were comprised of the following (in thousands):

	September 30, 2008	June 30, 2008
Raw materials	$32,189	$34,046
Work-in-process	69,471	67,855
Finished goods	74,229	73,955

Total inventories	$175,889	$175,856

7. Goodwill and Acquisition-Related Intangible Assets

        At September 30, 2008 and June 30, 2008, acquisition-related intangible assets included the following (in thousands):

		September 30, 2008			June 30, 2008
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Completed technology	4-12	$29,679	$(16,751)	$12,928	$29,679	$(15,803)	$13,876
Customer lists	5-12	5,446	(4,214)	1,232	5,446	(4,107)	1,339
Intellectual property and other	5-12	7,963	(6,995)	968	7,963	(6,953)	1,010

Total acquisition-related intangible assets		$43,088	$(27,960)	$15,128	$43,088	$(26,863)	$16,225

        As of September 30, 2008, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2009: $3,290; fiscal year 2010: $4,386; fiscal year 2011: $4,125; fiscal year 2012: $1,771; and fiscal year 2013: $231.

        The carrying amount of goodwill by ongoing business segment as of September 30, 2008 and June 30, 2008 are as follows (in thousands):

Business Segment	September 30, 2008	June 30, 2008
Energy-Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	3,793	3,793
Intellectual Property	20,074	20,074

Total goodwill	$98,822	$98,822

        In the fourth quarter of fiscal year 2008, the Company performed its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

7. Goodwill and Acquisition-Related Intangible Assets (Continued)

operating results, anticipated future economic conditions, and technology. Based on the results of the annual assessment of goodwill for impairment, the net book value of the Company's reporting segments, exceeded their estimated fair value determined using a discounted cash flow analysis. Therefore, the Company recorded during the fourth quarter of fiscal year 2008 goodwill impairment charges of $32.6 million. As a result of this impairment, the PMD segment carries no goodwill.

8. Bank Loans and Long-Term Debt

        The Company currently has no long-term debt outstanding.

  4.25% Subordinated Notes

        In July 2000, the Company issued $550.0 million in principal amount of 4.25 percent convertible subordinated notes due July 16, 2007 (the "Notes"). The interest rate was 4.25 percent per year on the principal amount, payable in cash in arrears semi-annually on January 15 and July 15. The Notes were convertible into shares of the Company's common stock at any time on or before July 16, 2007, at a conversion price of $73.935 per share, subject to certain adjustments. The Notes were subordinated to all of the Company's existing and future debt. The Company could redeem any of the Notes, in whole or in part, subject to certain call premiums on or after July 18, 2003, as specified in the Notes and related indenture agreement. In December 2001 and April 2004, the Company entered into transactions with JPMorgan Chase Bank ("JPM") for $412.5 million and $137.5 million notional amounts, respectively, which had the effect of converting the interest rate to variable and required that the Notes be marked to market.

        On July 16, 2007, the Company paid in full at maturity the Notes. The payment included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, the Company recorded a debt retirement charge of $5.7 million, included in other expense during the three months ended September 30, 2007.

  Revolving Credit Facility

        On November 6, 2006, the Company entered into a five-year multi-currency revolving credit facility with a syndicate of lenders including JPM, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG (the "Facility"). The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company's senior leverage ratio. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 percent and 0.25 percent of the unused portion of the total Facility, depending upon the Company's senior leverage ratio. In connection with the Facility, the Company pledged as collateral shares of certain of its subsidiaries, and certain of the Company's subsidiaries have guaranteed the Facility. The Facility, as amended also contains certain financial and other covenants, with which the Company was in compliance at September 30, 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

8. Bank Loans and Long-Term Debt (Continued)

        The Facility has been amended by certain amendments including Amendment No. 5 to the Facility dated March 17, 2008 (together, the "Facility Amendments"). Pursuant to these Facility Amendments, the Company's lenders agreed that, the Company would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders had no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until, among other things, the lenders have received the Company's audited consolidated financial statements, reasonably satisfactory to the lenders, and no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, the Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders.

        On July 30, 2008, the Company and the lender parties to the Facility amended the Facility by Amendment No. 6, which extended the then current accommodation through November 30, 2008 and provided that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of its current filings with the SEC and if the Company is in a position to satisfy the other applicable conditions of the Facility, the lenders shall notify the Company in writing either (i) that extensions of credit are available under the Facility to the Company or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Amendment No. 6 provides that failure by the Company to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding under the Facility will be deemed an event of default under the Facility as a result of which the currently outstanding letters of credit would no longer be subject to renewal under the Facility. The Company has received notice setting out the lender parties' satisfaction with the Company's required financial statements under Amendment No. 6 and has asked to begin discussions regarding revised terms that may be applicable to the Facility. Pending the execution of any further amendment to the Facility, the Company is not able to access credit under the Facility and there can be no assurance that the Facility will be reinstated.

        At September 30, 2008, the Company had $150.0 million in total lines of credit (consisting solely of the Facility as amended, which provides for the renewal of the currently outstanding letters of credit in existing amount but under which, as described above, the Company cannot otherwise borrow at this time) of which $4.3 million in letters of credit remain outstanding under the Facility. The Facility, as amended also contains certain financial and other covenants, with which the Company was in compliance at September 30, 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

9. Other Accrued Expenses

        Other accrued expenses at September 30, 2008 and June 30, 2008 were comprised of the following (in thousands):

	September 30, 2008	June 30, 2008
Sales returns	$35,714	$40,850
Accrued accounting and legal costs	19,194	18,884
Deferred revenue	8,268	7,326
Transition services contract liability	6,667	6,667
Accrued compensation	6,161	6,679
Accrued divestiture transaction costs	3,101	3,101
Accrued warranty	2,704	2,672
Accrued sales and other taxes	2,686	1,583
Short-term severance liability	2,332	1,091
Accrued utilities	1,825	2,320
Other	10,750	12,182

Total other accrued expenses	$99,402	$103,355

Warranty

        The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of its warranty agreements. The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business. In general, for standard products, the Company will replace defective parts not meeting the Company's published specifications at no cost to the customers. Factors that affect the liability include historical and anticipated failure rates of products sold, and cost per claim to satisfy the warranty obligation. If actual results differ from the estimates, the Company revises its estimated warranty liability to reflect such changes.

        The following table details the changes in the Company's warranty reserve for the three months ended September 30, 2008, which is included in other accrued liabilities (in thousands):

Accrued warranty, June 30, 2008	$2,672
Accruals for warranties issued during the period	1,101
Changes in estimates related to pre-existing warranties	1,065
Warranty claim settlements	(2,134)

Accrued warranty, September 30, 2008	$2,704

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

10. Other Long-Term Liabilities

        Other long-term liabilities at September 30, 2008 and June 30, 2008 were comprised of the following (in thousands):

	September 30, 2008	June 30, 2008
Income taxes payable	$20,890	$21,147
Divested entities' tax obligations	20,422	20,734
Deferred compensation	8,730	9,326
Transition services contract liability	3,333	5,000
Other	2,957	3,078

Total other long-term liabilities	$56,332	$59,285

11. Stock-Based Compensation

        The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the three months ended September 30, 2008 (in thousands, except per share price data):

	Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2008	9,360	$40.43	—	$2,568
Granted	1,299	$18.58	$7.50	—
Exercised	(49)	$20.19	—	$94
Expired	(90)	$41.22	—	—

Outstanding, September 30, 2008	10,520	$37.83	—	$3,957

        For the three months ended September 30, 2008, the Company received $1.0 million for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $0.01 million for the three months ended September 30, 2008. For the three months ended September 30, 2007, no stock options were exercised.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

11. Stock-Based Compensation (Continued)

        The following table summarizes the Restricted Stock Unit ("RSU") activities for the three months ended September 30, 2008 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2008	1	$48.10	$13
Granted	360	$18.63	—
Exercised	(1)	$48.10	$13

Outstanding, September 30, 2008	360	$18.63	$7,092

        Additional information relating to the stock option plans, including employee stock options and RSUs at September 30, 2008 and June 30, 2008 is as follows (in thousands):

	September 30, 2008	June 30, 2008
Options exercisable	8,733	8,621
Options available for grant	2,498	4,440
Total reserved common stock shares for stock option plans	13,378	13,800

        The Company's employee stock option plan typically provides terminated employees a period of thirty (30) days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123 (Revised 2004) "Share-Based Payment," the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of operations in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a net credit of $0.3 million and $1.8 million for the three months ended September 30, 2008 and 2007, respectively. The aggregate fair value of the liability awards included in other accrued expenses was $0.3 million at September 30, 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

11. Stock-Based Compensation (Continued)

        For the three months ended September 30, 2008 and 2007, stock-based compensation expense associated with the Company's stock options and RSUs is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Cost of sales	$134	$8
Selling and administrative expense	508	282
Research and development expense	548	148

Total stock-based compensation expense	$1,190	$438

        The total unrecognized compensation expense for outstanding stock options and RSUs was $20.1 million as of September 30, 2008, and will be recognized, in general, over three years, except for one stock option award and RSU award made to the CEO. The awards to the CEO (which are included in the awards disclosed above), are a 750,000 stock option award and a 250,000 RSU award made to the CEO during fiscal year 2008 as provided for under his employment agreement. The Company estimated the value of the option awards for the CEO by using the Black-Scholes options pricing model with the following assumptions: (i) an expected life of the award of 5 years; (ii) risk free rate of 3.2 percent; (iii) Company stock price volatility of 45.0 percent; and (iv) an annual dividend yield on the Company's common stock of 0.0 percent. The total unrecognized compensation expense for these grants was $10.4 million as of September 30, 2008, and will be recognized over five years. The weighted average number of years to recognize the total compensation expense (including that of the CEO) is 2.24 years.

        The fair value of the options associated with the above compensation expense for the three months ended September 30, 2008 and 2007, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,
	2008	2007
Expected life	4.4 years	N/A
Risk free interest rate	3.1%	N/A
Volatility	45.0%	N/A
Dividend yield	0.0%	N/A

12. Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring, and other charges reflect the impact of various cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination and relocation of employees, and other related activities. Asset impairment, restructuring, and other charges include program-specific exit costs recognized pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance benefits

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

pursuant to an ongoing benefit arrangement recognized pursuant to SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and special termination benefits recognized pursuant to SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, research and development or selling and administrative expense, depending upon the classification and function of the employee terminated. Restructuring costs were expensed during the period in which all requirements of recognition were met.

        Asset write-downs are principally related to facilities and equipment that will not be used subsequent to the completion of restructuring initiatives being implemented, and cannot be sold for amounts in excess of carrying value. The Company recognizes asset impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In determining the asset groups for the purpose of calculating write-downs, the Company groups assets at the lowest level for which independent identifiable cash flows information is available. In determining whether an asset was impaired the Company evaluates undiscounted future cash flows and other factors such as changes in strategy and technology. An indicator of impairment loss exists if the undiscounted cash flows from the initial analysis are less than the carrying amount of the asset group. The Company then determines the fair value of the asset group using the present value technique, by applying a discount rate to the estimated future cash flows that is consistent with the rate used when analyzing potential acquisitions.

        Asset impairment, restructuring and other charges represent costs related primarily to the following initiatives:

  •
  The PCS Divestiture initiative

  •
  Research and Development Facility Closure initiative.

        The following table summarizes restructuring and related charges incurred during the three months ended September 30, 2008 and 2007 and recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended September 30,
	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	351	—
Other charges	120	35

Total asset impairment, restructuring and other charges	$471	$35

The PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, the Company terminated approximately 100 former PCS Business employees. The Company also terminated other operating and support personnel to streamline the organization in connection with the Divestiture.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

        The following illustrates the charges the Company recorded in the three months ended September 30, 2008 and 2007 related to its PCS Divestiture restructuring initiative (in thousands):

	Three Months Ended September 30,
	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	—
Other charges	—	35

Total asset impairment, restructuring and other charges	$—	$35

Research and Development Facility Closure Initiative

        In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $13.4 million. Of this amount, approximately $11.5 million represents the cash outlay related to this initiative. The Company incurred $0.1 million and $0.2 million, respectively, for Oxted and El Segundo in severance costs and $0.1 million in other charges for the three months ended September 30, 2008. The Company expects the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010.

        The following illustrates the charges the Company recorded in the three months ended September 30, 2008 and 2007 related to its Research and Development Facility Closure initiative (in thousands):

	Three Months Ended September 30,
	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	351	—
Other charges	120	—

Total asset impairment, restructuring and other charges	$471	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

        The following table summarizes changes in the Company's severance accrual for the three months ended September 30, 2008 (in thousands):

September 30, 2008
Accrued severance, June 30, 2008	$1,091
Charged to asset impairment, restructuring and other charges	351
Charged to operating expenses	2,646
Costs paid	(1,748)
Foreign exchange losses	(8)

Accrued severance, September 30, 2008	$2,332

13. Segment Information

        At the beginning of the first quarter of fiscal year 2009, the Company's CEO, who is the Chief Operating Decision Maker, refined the definition of the Company's business segments by renaming its A&D segment its HR segment, combining its previously identified PS segment with its EP segment and creating a new AP segment which was previously reported within the ESP and PMD segments. Furthermore, some products that were previously reported under the EP segment are now reported under the PMD segment. Consequently, the Company now reports in seven segments: EP, PMD, ESP, HR, AP, IP, and TS.

        Below is a description of the Company's reportable segments:

  •
  The PMD segment consists of the Company's discrete power MOSFETs, excluding its Low Voltage DirectFET® products. These products are multi-market in nature and therefore add value across a wide-range of applications and markets. The PMD segment targets power supply, data processing, and industrial and commercial battery-powered applications.

  •
  The ESP segment includes the Company's HVICs, digital control ICs, micro-electronic relay ICs, motion control modules, and IGBTs. ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light-emitting diodes; and consumer applications such as plasma televisions, liquid crystal display ("LCD") TV and class D audio systems. These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

  •
  The HR segment includes the Company's RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and the Company's RAD-Hard™ DC/DC converters as well as other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines, and other defense and high-reliability applications including an expanding interest in heavy industry and biomedical. HR's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in harsh environments such as space, underwater and underground, and in certain medical applications.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

13. Segment Information (Continued)

  •
  The EP segment includes the Company's LVICs (including XPhase® and SupIRBuck™), iPOWIR integrated PowerStages and low-voltage DirectFET® Power MOSFETs. Products within the EP segment are focused on data center applications (such as servers, storage, routers and switches), notebooks, graphics cards, gaming consoles and other computing and consumer applications. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to the Company's customers for their next generation applications that require a higher level of performance and technical service.

  •
  The AP segment consists of the Company's automotive qualified HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs. These products were previously reported in the ESP and PMD segments. The AP segment products are focused solely on automotive customers and applications that require a high level of reliability, quality and performance. The Company's automotive product portfolio provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions. The Company's automotive expertise comprises supplying products for AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection in diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems in micro, mild, full and plug hybrids or electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient ("PTC") heater, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning ("HVAC"), and rear wipers. The Company's automotive designs address both application-specific solutions (application-specific integrated circuits ("ASICs") and application-specific standard parts ("ASSPs")) and generic high volume products for multi original equipment manufacturer ("OEM") platform usage.

  •
  The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of the Company's licensed MOSFET patents. Some of the Company's power MOSFET patents have expired in calendar year 2007 and the broadest have expired in calendar year 2008. Certain of the licensed MOSFET patents remain in effect through 2010. With the expiration of the Company's broadest MOSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arrangements that it believes are consistent with its business strategy. The strategy within the IP segment is to concentrate on creating and using the Company's IP primarily for the design and development of new value-added products, along with opportunistic licensing.

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

September 30, 2008

13. Segment Information (Continued)

        The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs and asset impairment, restructuring and other charges to the operating segments, as these are not meaningful statistics to the CEO in making resource allocation decisions or in evaluating performance of the operating segments.

        Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not directly allocate assets to its operating segments, nor does the CEO evaluate operating segments using discrete asset information. However, depreciation and amortization related to the manufacturing of goods is included in gross profit for the segments as part of manufacturing overhead. Due to the Company's methodology for cost build up at the product level, it is impractical to determine the amount of depreciation and amortization included in each segment's gross profit.

        For the three months ended September 30, 2008 and 2007, revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$73,778	30.2%	21.4%	$95,103	35.7%	30.4%
Energy-Saving Products	46,136	18.9	42.9	33,019	12.4	33.0
HiRel	37,352	15.3	52.7	36,509	13.7	51.1
Automotive Products	17,593	7.2	33.4	19,929	7.5	35.2
Enterprise Power	37,279	15.2	42.6	55,863	21.0	40.2

Ongoing customer segments total	212,138	86.8	36.3	240,423	90.3	36.6
Intellectual Property	19,967	8.2	100.0	9,293	3.5	100.0

Ongoing segments total	232,105	95.0	41.8	249,716	93.8	38.9
Transition Services	12,369	5.0	(4.7)	16,478	6.2	0.8

Consolidated total	$244,474	100.0%	39.4%	$266,194	100.0%	36.6%

        No single customer accounted for more than ten percent of the Company's consolidated revenue for the three months ended September 30, 2008 and 2007.

14. Income Taxes

        As of September 30, 2008, the liability for income tax associated with uncertain tax positions was $81.5 million. If recognized, the liabilities associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $51.3 million which would reduce the Company's future effective tax rate.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2008, the Company had accrued $35.9 million of interest and penalties related to uncertain tax positions.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

14. Income Taxes (Continued)

        While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes reserves for income taxes represent the most probable outcome. The Company adjusts these reserves, including those for the related interest, in light of changing facts and circumstance.

        The Company's effective tax rate related to continuing operations was 5.7 percent and (158.3) percent for the three months ended September 30, 2008 and 2007, respectively. For the first quarter of fiscal year 2009, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (i) non deferral of income from certain foreign jurisdictions, (ii) valuation allowances recorded on impaired securities and other items, and (iii) an increase in certain FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" reserves partially offset by (iv) lower statutory rates in certain foreign jurisdictions, (v) the benefit of foreign tax credits, and (vi) the benefit from state income taxes. For fiscal year 2008, the Company's effective tax rate differed from the U.S. federal tax rate resulting from (i) reversal of reserve for potential penalties and interest thereon as a result of the Company filing amended U.S. federal income tax returns and paying the tax liability for fiscal years 2004 through 2006, (ii) the benefit of foreign tax credits and R&D credits and (iii) lower statutory rates in certain foreign jurisdictions which were partially offset by (iv) a decrease in U.K. deferred tax assets due to the reduction in tax rates from 30 percent to 28 percent, (v) non deferral of income from certain jurisdictions, and (vi) an increase in reserve for non U.S. uncertain tax provisions, and (vii) a state valuation allowance.

        On October 3, 2008, U.S. federal legislation was enacted which extended the R&D tax credit provision which allows for retroactive application of R&D tax credits to January 1, 2008. The legislation also extends the R&D credit provision to December 31, 2010. The fiscal year 2009 benefit and the third and fourth quarter of fiscal year 2008 benefit will be recorded in the second quarter of fiscal year 2009.

        Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of net operating losses ("NOLs") and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred that would limit the Company's utilization of any NOL, credit carry forward or other tax attributes.

15. Net (Loss) Income per Common Share

        Net (loss) income per common share—basic is computed by dividing net (loss) income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net (loss) income per common share—diluted is similar to the computation of net (loss) income per common share—basic except that the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method resulting in the dilution of earnings per share. The Company's use of the treasury stock method reduces the gross number of the dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

15. Net (Loss) Income per Common Share (Continued)

        The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended September 30, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(4,456)	72,843	$(0.06)
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—

Net loss per common share—diluted	$(4,456)	72,843	$(0.06)

	Three Months Ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic	$10,413	72,811	$0.14
Effect of dilutive securities:
Stock options and restricted stock units	—	446	—

Net income per common share—diluted	$10,413	73,257	$0.14

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

        As part of the environmental review process, the Company has provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to the Company's Temecula, California facility. The Company has taken steps to correct the alleged deficiencies. However, subsequent to the fiscal quarter ended September 30, 2008, the Company

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

16. Environmental Matters (Continued)

received a notification of additional permit violations at such facility, which the Company is investigating. The Company has not yet been assessed any penalties with respect to the disclosures made for its Temecula, California facility. Additionally, during negotiations for the Divestiture, chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy. The Company has advised appropriate governmental authorities and is awaiting further reply to its inquiries, with no current orders or directives on the matter outstanding from the governmental authorities.

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

        In November 2007, the Company was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH)(JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles downgradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including the Company, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

16. Environmental Matters (Continued)

EPA considers them to be responsible for the groundwater plume near the Angeles Facility, which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on CERCLA, nuisance and trespass, and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and clean-up the contamination and to recover damages. The Company previously entered into a settlement with other parties associated with the Omega Site pursuant to which the Company paid those entities money in exchange for an agreement to defend and indemnify the Company with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that the Company's volumetric share of wastes sent to the Omega Site was in the range of 0.08 percent. The Company believes that much, if not all, of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, the Company has tendered the complaint to several of its insurance carriers who have agreed to defend under a reservation of rights. Therefore, the Company does not expect its out-of-pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage and the fact that its volumetric share of Omega Site wastes was less than 0.1 percent, the Company does not believe that an adverse judgment against the Company would be material.

17. Litigation

         International Rectifier Securities Litigation.    Following the Company's disclosure on April 9, 2007 that the Audit Committee of the Company's Board of Directors ("Audit Committee") was conducting an internal investigation (the "Investigation") into the Company's accounting practices, a series of putative class action lawsuits was filed against IR in the United States District Court for the Central District of California. The complaints named as defendants certain of IR's officers and directors and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged accounting irregularities at the Company's Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed the Massachusetts Laborers' Pension Fund and the General Retirement System of the City of Detroit (together, "Co-Lead Plaintiffs") as co-lead plaintiffs.

        On January 14, 2008, Co-Lead Plaintiffs filed a Consolidated Class Action Complaint ("CAC") alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and certain of its former officers and directors. On March 6, 2008, defendants filed motions to dismiss the CAC. On May 23, 2008, the Court issued an order granting defendants' motions to dismiss, without prejudice, on the ground that Co-Lead Plaintiffs failed to plead detailed facts sufficient to give rise to a strong inference of defendants' scienter. In its order, the Court granted plaintiffs leave to amend and refile the CAC until October 17, 2008.

        On October 17, 2008, Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint ("SACC"). The SACC purports to extend the class period from July 31, 2003 to February, 11, 2008, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of matters recently disclosed by the Company in connection with the restatement of certain prior period financial statements, and names as defendants the Company and certain of its former officers and directors. The SACC does not name as defendants any of the Company's current officers or directors. The SACC seeks unspecified damages from all defendants. Responses to the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

17. Litigation (Continued)

SACC are due to be filed by November 12, 2008. The Company intends to defend against the claims asserted against it vigorously. No trial date has been set for this action.

         International Rectifier Derivative Litigation.    On August 1, 2008, a partial shareholder derivative lawsuit captioned Mayers v. Lidow, No. BC395652, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint asserts shareholder derivative claims for breach of fiduciary duty, unjust enrichment and violations of Section 25402 of the California Corporations Code against certain of IR's former officers and current and former directors in connection with the matters recently disclosed by the Company in connection with its restatement of its financial statements. The derivative claims seek damages, disgorgement, and imposition of a constructive trust against the individual defendants purportedly for the benefit of the Company. The complaint also seeks injunctive relief against the current Board of Directors under a provision of Delaware law that permits shareholders to request the Delaware Court of Chancery to require a corporation to hold an annual shareholders' meeting. The complaint does not seek monetary relief against the Company.

        On August 26, 2008, the Court issued a minute order designating the case complex and staying all proceedings until the Court issued an order setting the initial scheduling conference. On September 12, 2008, the Court issued orders setting the initial scheduling conference for November 7, 2008, and continuing the stay of proceedings until that time. The Company intends to seek the dismissal of this action on the grounds that plaintiff has failed to make a demand for litigation or to plead particularized facts establishing that demand is excused, as required by both Delaware and California law. The Company also intend to move to dismiss the cause of action seeking to require the Company to hold its annual shareholders' meeting on the grounds that the claim is now moot and cannot be brought before a California court. No trial date has been set for this action.

         Litigation Arising from Vishay Proposal.    On August 15, 2008, shortly after IR disclosed that Vishay had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company for $21.22 per share in cash, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint named as defendants the Company and its current directors and alleged that the Vishay proposal was unfair and that acceptance of that offer by the Board of Directors would be a breach of fiduciary duty. Five other substantively identical complaints seeking the same relief subsequently were filed in the same court and, on October 3, 2008, the Court consolidated the six class action complaints under the Zhao caption. On or around October 27, 2008, plaintiffs in Zhao filed an amended class action complaint alleging the same causes of action against the same defendants, but now alleging that the Board of Directors breached its fiduciary duties by rejecting the Vishay offer and that certain "defensive measures" enacted by the Company many years ago are improper and should be rescinded. The amended complaint seeks injunctive relief and unspecified compensatory damages against all defendants. Responses to the amended complaint are due to be filed by November 21, 2008. The Company intends to defend against the claims asserted against it in this action vigorously. No trial date has been set for this action.

        Also pending before the same Court is a related shareholder derivative action, captioned City of Sterling Heights Police Fire Retirement System v. Dahl, No. BC397326, filed August 29, 2008. The City of

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

17. Litigation (Continued)

Sterling complaint, like the amended class action complaint in Zhao, alleges claims for breach of fiduciary duty against the Board of Directors based upon its rejection of the Vishay offer but, unlike Zhao, asserts these claims derivatively and names the Company only as a nominal defendant. The City of Sterling complaint seeks an injunction requiring the Board of Directors to appoint a committee of independent directors to consider strategic alternatives for the Company and invalidating any "defensive measures" the Board of Directors might take in connection with this or any other offer. On September 16, 2008, plaintiff moved for a temporary restraining order enjoining the Board of Directors from employing a previously enacted shareholder rights plan in response to the Vishay offer. On September 19, 2008, the Court denied plaintiff's application for a temporary restraining order. Responses to the complaint in this action are due to be filed by November 21, 2008. The Company intends to seek the dismissal of this action on the grounds that plaintiff has failed to make a demand for litigation or to plead particularized facts establishing that demand is excused, as required by both Delaware and California law. No trial date has been set for this action.

         Vishay Offer.    On September 10, 2008, Vishay made an additional unsolicited proposal to acquire all outstanding shares of the Company at a price of $23.00 per share, and announced its intention to commence a tender offer to purchase all of the Company's shares. In addition, it gave notice of its intention: (a) to nominate three individuals for election as Class I directors at the 2007 annual meeting scheduled for October 10, 2008, and (b) to present at that meeting proposals to amend the Company's Bylaws. Vishay's proposed Bylaw amendments provide: (x) that the meeting to elect the Company's Class II directors be held by December 21, 2008; (y) that any adjournment of a stockholders' meeting at which a quorum is present must be approved by a majority of the shares present at the meeting in person or by proxy; and (z) for an amendment to the Bylaws to repeal any new Bylaws and Bylaw amendments adopted by the Board of Directors between February 29, 2008 and the 2007 annual meeting unless approved by the holders of a majority of the outstanding shares of the Company (collectively, "Annual Meeting Actions"). On October 13, 2008, following the 2007 annual meeting, Vishay withdrew its tender offer.

        On the same date, Vishay also commenced an action in the Delaware court of Chancery (the "Delaware Action") against the Company and its current directors seeking, among other things: (a) to compel a meeting of shareholders on or before December 21, 2008 to elect Class II directors to fill the positions of those whose terms expire in 2008; (b) a declaration that proposed amendments to the Company's Bylaws are valid under Delaware law and the Company's Certificate of Incorporation; and (c) a mandatory injunction requiring the Company to present such proposed amendments for a vote at the 2007 annual meeting. On October 13, 2008, following the 2007 annual meeting, Vishay withdrew its proposal and filed a Notice of Voluntary Dismissal of its complaint.

         Governmental Investigations.    The Company is cooperating fully with investigators from the SEC Division of Enforcement, the Internal Revenue Service and the U.S. Attorneys' Office regarding matters relating to the Audit Committee-led Investigation and other matters described in Note 2, "Restatements of Consolidated Financial Statements," of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 1, 2008. The Company has responded to a subpoena for records from the SEC; and the Company will continue to cooperate with these investigators regarding their investigation into these matters.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

17. Litigation (Continued)

         IXYS Litigation.    On June 22, 2000, the Company filed International Rectifier Corporation v. IXYS Corporation, Case No. CV-00-06756-R, in the United States District Court for the Central District of California. The Company's complaint alleges that certain IXYS Corporation ("IXYS") MOSFET products infringe the Company's U.S. Patent Nos. 4,959,699, 5,008,725 and 5,130,767. On August 17, 2000, IXYS filed an answer and counterclaim, and, on February 14, 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. After proceedings, including a jury trial on damages, in the District Court and an initial appeal, a jury trial on infringement and damages was held commencing September 6, 2005. The jury found that IXYS was infringing certain claims of Patent No. 4,959,699 and awarded IR $6.2 million in damages through September 30, 2005. On September 14, 2006, the District Court entered the final judgment and permanent injunction based on the jury verdict. IXYS again appealed (with a notice of appeal filed after the deadline for doing so). The Federal Circuit lifted its temporary stay, and the permanent injunction was in effect until it terminated with the expiration of the '699 patent in September 2007. The matter was argued to the Federal Circuit on January 7, 2008. In an opinion issued February 11, 2008, the Federal Circuit ruled against IR and reversed the judgment. In July 2008, the Company filed a petition with the Supreme Court of the United States for a writ of certiorari, which was denied on October 6, 2008. The proceedings are now at an end, subject to ancillary motions of the parties regarding fees.

         Angeles. v. Omega.    See Note 16, "Environmental Matters."

        In addition to the above, the Company is involved in certain legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of such ordinary course matters will have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations or cash flows could be materially and adversely affected.

18. Commitments and Contingencies

        In connection with the Divestiture, the Company included in long-term liabilities $20.4 million for certain tax obligations with respect to divested entities. Following the Divestiture, the Company commenced discussions with Vishay regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, the Company did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of the Company's prior investigation into certain accounting and financial reporting matters. As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and the Company maintains that the proper application of the contractual formula results in no adjustment to net working capital. The Company does not believe that Vishay's assertions have merit and intends to vigorously defend its position.

        On June 9, 2008, Vishay asserted that it believes certain forecasts it received from the Company during the Divestiture negotiations related to the Automotive Systems Business Unit ("ASBU") of the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

18. Commitments and Contingencies (Continued)

PCS Business were "materially overstated" and "based upon assumptions that the management of the Company at the time knew to be unfounded and unsupportable." As part of its claim, Vishay also alleged that non-disclosure and concealment of future prospects related to the ASBU business caused Vishay to suffer damages in excess of $50.0 million attributable to, among other things, the purchase price for ASBU, subsequent operational losses and the costs incurred by Vishay in connection with its subsequent divestment of the ASBU business. The Company does not believe that Vishay's assertions have merit and intend to vigorously defend its position.

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

        On August 15, 2008, and concurrently with making an unsolicited non-binding proposal to acquire all of the outstanding shares of the Company for $21.22 per share in cash, Vishay re-asserted its claims against the Company arising from the Divestiture and included an additional claim for rescission of the prior transaction. The Company rejected Vishay's offer, and as stated above, the Company does not believe that Vishay's assertions have merit and intend to vigorously defend its position.

        On September 10, 2008, Vishay made a further unsolicited proposal to acquire all outstanding shares of the Company at a price of $23.00 per share, and announced its intention to commence a tender offer to purchase all of the Company's shares. In addition, it gave notice of its intention: (a) to nominate three individuals for election as Class I directors at the 2007 annual meeting, and (b) to present at that meeting proposals to amend the Company's Bylaws. Vishay's proposed Bylaw amendments provide: (x) that the meeting to elect the Company's Class II directors be held by December 21, 2008; (y) that any adjournment of a stockholders' meeting at which a quorum is present must be approved by a majority of the shares present at the meeting in person or by proxy; and (z) for an amendment to the Bylaws to repeal any new Bylaws and Bylaw amendments adopted by the Board of Directors between February 29, 2008 and the 2007 annual meeting unless approved by the holders of a majority of the outstanding shares of the Company (collectively, "Annual Meeting Actions"). On September 29, 2008, Vishay commenced a tender offer to acquire all of the outstanding shares of the Company's common stock for $23.00 per share. On September 30, 2008, the Board of Directors unanimously determined that the offer was inadequate and recommended that the Company's shareholders reject the offer. On October 13, 2008, following the 2007 annual meeting, Vishay terminated its tender offer.

        Also on September 10, 2008, Vishay commenced the Delaware Action against the Company and its current directors seeking, among other things: (a) to compel a meeting of shareholders on or before December 21, 2008 to elect Class II directors to fill the positions of those whose terms expire in 2008; (b) a declaration that proposed amendments to the Company's Bylaws are valid under Delaware law and the Company's Certificate of Incorporation; and (c) a mandatory injunction requiring the Company to present such proposed amendments for a vote at the 2007 annual meeting. On October 13, 2008,

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

18. Commitments and Contingencies (Continued)

following the 2007 annual meeting, Vishay withdrew its tender offer to acquire all outstanding shares of the Company and filed a Notice of Voluntary Dismissal of its complaint in the Delaware Action.

        In connection with Vishay's unsolicited offer, the Company entered into an engagement letter with its financial advisor under which the Company agreed to pay a fee of $10.0 million to its financial advisor, of which $2.0 million was paid in October 2008 and the remaining amount is contingently payable following the Company's 2008 annual meeting of stockholders.

19. Related Party Transactions

        As discussed in Note 4, "Investments," the Company holds as a strategic investment common stock of Nihon, a related party. At September 30, 2008, the Company owned approximately 9.0 percent of the outstanding shares of Nihon. As previously reported, the Company's former Chief Financial Officer was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the former general manager of the Company's Japan subsidiary was a director of Nihon until about October 2007 and another member of the Company's Japan subsidiary was a director from June 28, 2005 to June 30, 2008.

        During the fiscal quarters ended September 30, 2008 and 2007, the Company recorded royalties of approximately $2,000 and $0.02 million and product revenues of approximately $0.1 million and $0.2 million from Nihon, respectively.

20. Subsequent Events

        On October 27, 2008, the Company issued a press release announcing that its Board of Directors authorized a stock repurchase program of up to $100.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors. The stock repurchase program may be commenced or suspended at any time without prior notice. As of November 6, 2008, no shares have been repurchased under the program.

        On October 13, 2008, following the 2007 annual meeting, Vishay withdrew its tender offer to acquire all outstanding shares of the Company and filed a Notice of Voluntary Dismissal of the Delaware Action.

        On October 12, 2008, the Board of Directors approved the Fourth Amendment (the "Amendment") to its existing Amended and Restated Rights Agreement, dated as of December 15, 1998 (as amended, the "Rights Agreement"), between the Company and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, L.L.C.), as Rights Agent. The Amendment: (i) extends the expiration date of the preferred stock purchase rights (the "Rights") issued under the Rights Agreement from the close of business on November 25, 2008 to the close of business on the earlier of (A) April 12, 2009 or (B) the third business day after the filing by the Company with the SEC of a Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008; (ii) amends the definition of "beneficial ownership" to explicitly cover synthetic and derivative securities; (iii) decreases from 20.0 percent to 10.0 percent the threshold of beneficial ownership of the Company's securities necessary to cause investors to become "Acquiring Persons" and thereby trigger the issuance of the Rights under the Rights Agreement, except that, (A) in the case of passive investors filing on

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

20. Subsequent Events (Continued)

Schedule 13G, the threshold has been fixed at 15.0 percent and (B) shareholders who beneficially own more than 10.0 percent of the Company's voting stock as of October 12, 2008 will be grandfathered under the Amendment so that their existing ownership positions, plus ownership up to an additional 1.0 percent of the Company's stock, will be permitted; and (iv) provides that a person or group who inadvertently exceeds the ownership threshold under the Rights Agreement, as determined in good faith by the Board of Directors of the Company, may cure the inadvertent triggering by promptly reducing its beneficial ownership of Company securities so that it would no longer be an "Acquiring Person."

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

Overview

        International Rectifier Corporation ("IR") designs, manufactures and markets power management semiconductors. Power management semiconductors address the core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features on electronic devices and prolonging battery life.

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

        During the first quarter of fiscal year 2009, we have made significant progress on our strategic roadmap, and are continuing to drive toward our three year overall plan. In particular, we have undertaken efforts to (i) rebuild our management team, (ii) begin to implement targeted cost reductions, (iii) consolidate and optimize our distribution channels, (iv) focus on accelerating near-term revenue opportunities and (v) look to find and implement operational efficiencies. We now believe that our new management team is largely complete.

        With the prior period financial restatements and the recent proxy contest and unsolicited purchase offer behind us, we are now turning additional management focus on our cost structure. We understand the importance of preserving cash during this period of macroeconomic uncertainty, and expect to continue efforts to resize our operating expenses and control costs in view of the current environment. Additionally, we have continued our consolidation efforts in the distribution channels.

        We have also seen initial success in revenue acceleration measures through the capture of high volume MOSFET and IGBT business, which we believe is important to our ability to regain operational efficiencies and economies of scale.

        We have made initial efforts to streamline our operational and manufacturing efforts, including (i) having re-segmented our production processes, (ii) having changed the way we plan and schedule production at our factories and with subcontractors, (iii) having implemented a new demand forecasting model, (iv) launching broad initiatives to improve our asset productivity and (v) having commenced rationalization and consolidation of subcontract manufacturing firms.

        We have been seeing significant deterioration in the macroeconomic environment since September 30, 2008 and we are seeing what we believe to be a decline in global demand across all our market segments. Given the information we are getting from our customers, along with our own internal analysis, we estimate that revenue from our segments (excluding our Intellectual Property ("IP") segment and our Transition Services ("TS") segment) for the second quarter of fiscal year 2009 is likely to be between $160.0 million and $190.0 million, down approximately 10.0 percent to 25.0 percent from the first quarter of fiscal year 2009.

Results of Operations

Segments

        At the beginning of the first quarter of fiscal year 2009, our Chief Executive Officer ("CEO"), who is our Chief Operating Decision Maker, refined the definition of our Company's business segments by renaming our Aerospace and Defense ("A&D") segment as our HiRel ("HR") segment, combining our previously identified PS segment with our Enterprise Power ("EP") segment and creating a new Automotive Products ("AP") segment which was previously reported within the Energy-Saving Products ("ESP") and Power Management Devices ("PMD") segments. Furthermore, some products that were previously reported under the EP segment are now reported under the PMD segment. Consequently, we now report in seven segments: EP, PMD, ESP, HR, AP, IP, and TS.

        Below is a description of our reportable segments:

  •
  The PMD segment consists of our discrete power MOSFETs, excluding our Low Voltage DirectFET® products. These products are multi-market in nature and therefore add value across a wide-range of applications and markets. The PMD segment targets power supply, data processing, and industrial and commercial battery-powered applications.

  •
  The ESP segment includes our HVICs, digital control ICs, micro-electronic relay ICs, motion control modules, and IGBTs. ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light-emitting diodes; and consumer applications such as plasma televisions, liquid crystal display ("LCD") TV and class D audio systems. These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

  •
  The HR segment includes our RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and our RAD-Hard™ DC/DC converters as well as other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines, and other defense and high-reliability applications including an expanding interest in heavy industry and biomedical. HR's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in harsh environments such as space, underwater and underground, and in certain medical applications.

  •
  The EP segment includes our LVICs (including XPhase® and SupIRBuck™), iPOWIR integrated PowerStages and low-voltage DirectFET® Power MOSFETs. Products within the EP segment are focused on data center applications (such as servers, storage, routers and switches), notebooks, graphics cards, gaming consoles and other computing and consumer applications. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to our customers for our next generation applications that require a higher level of performance and technical service.

  •
  The AP segment consists of our automotive qualified HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs. These products were previously reported in the ESP and PMD segments. The AP segment products are focused solely on automotive customers and applications that require a high level of reliability, quality and performance. Our automotive product portfolio provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions. Our automotive expertise comprises supplying products for AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection in diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems in micro, mild, full and plug hybrids or electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient ("PTC") heater, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning ("HVAC"), and rear wipers. Our automotive designs address both application-specific solutions (application-specific integrated circuits ("ASICs") and application-specific standard parts ("ASSPs")) and generic high volume products for multi original equipment manufacturer ("OEM") platform usage.

  •
  The IP segment includes revenues from the sale of our technologies and manufacturing process know-how, in addition to the operating results of our patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of our licensed MOSFET patents. Some of our power MOSFET patents have expired in calendar year 2007 and the broadest have expired in calendar year 2008. Certain of the licensed MOSFET patents remain in effect through 2010. With the expiration of our broadest MOSFET patents, most of our IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, we continue, from time to time, to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy. The strategy within the IP segment is to concentrate on creating and using our IP primarily for the design and development of new value-added products, along with opportunistic licensing.

  •
  The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Divestiture. The TS segment targets to substantially complete the transition services within three years following the consummation of the Divestiture.

Selected Operating Results

        The following table sets forth certain operating results for the three months ended September 30, 2008 and 2007 as a percentage of revenues (in millions, except percentages):

	Three Months Ended September 30,
	2008		2007
Revenues	$244.5	100.0%	$266.2	100.0%
Cost of sales	148.1	60.6	168.8	63.4

Gross profit	96.4	39.4	97.4	36.6
Selling and administrative expense	65.3	26.7	66.8	25.1
Research and development expense	24.7	10.1	27.9	10.5
Amortization of acquisition-related intangible assets	1.1	0.4	0.4	0.1
Asset impairment, restructuring and other charges	0.5	0.2	—	—

Operating income	4.8	2.0	2.3	0.9
Other expense, net	14.6	6.0	6.1	2.3
Interest income, net	(5.1)	(2.1)	(7.9)	(2.9)

(Loss) income before income taxes	(4.7)	(1.9)	4.1	1.5
Benefit from income taxes	(0.2)	(0.1)	(6.3)	(2.4)

Net (loss) income	$(4.5)	(1.8)%	$10.4	3.9%

Results of Operations for the Three Months Ended September 30, 2008 compared with the Three Months Ended September 30, 2007

Revenue and Gross Margin

        Ongoing segment revenue, which excludes the TS segment, for the three months ended September 30, 2008 was $232.1 million, compared to $249.7 million in the three months ended September 30, 2007, a revenue decrease of 7.1 percent. The decline for the three months ended September 30, 2008 was primarily due to a general slowdown in the economy, continued draw down of channel inventories and lower sales of our game station related products.

        Ongoing segment gross margin increased to 41.8 percent for the three months ended September 30, 2008 compared to 38.9 percent in the three months ended September 30, 2007. Our gross margin improved primarily due to a $10.7 million increase in royalty revenue related to a one-time extension of a patent license agreement with one of our principal licensees.

        Revenue and gross margin by business segments are as follows (in thousands, except percentages):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$73,778	30.2%	21.4%	$95,103	35.7%	30.4%
Energy-Saving Products	46,136	18.9	42.9	33,019	12.4	33.0
HiRel	37,352	15.3	52.7	36,509	13.7	51.1
Automotive Products	17,593	7.2	33.4	19,929	7.5	35.2
Enterprise Power	37,279	15.2	42.6	55,863	21.0	40.2

Ongoing customer segments total	212,138	86.8	36.3	240,423	90.3	36.6
Intellectual Property	19,967	8.2	100.0	9,293	3.5	100.0

Ongoing segments total	232,105	95.0	41.8	249,716	93.8	38.9
Transition Services	12,369	5.0	(4.7)	16,478	6.2	0.8

Consolidated total	$244,474	100.0%	39.4%	$266,194	100.0%	36.6%

        PMD revenue for the three months ended September 30, 2008 decreased by 22.4 percent from the three months ended September 30, 2007. Revenue for our PMD products decreased year-over-year due to a general slowdown in the market and a continued emphasis on channel inventory reductions. Gross margin for the PMD segment declined to 21.4 percent for the three months ended September 30, 2008, from 30.4 percent in the three months ended September 30, 2007. This decline was primarily due to a decline in average selling price and an increase in production costs primarily due to underutilization of our capacity as we reduced our inventory from September 30, 2007 to September 30, 2008.

        ESP revenue for the three months ended September 30, 2008 increased by 39.7 percent from the three months ended September 30, 2007. This revenue increase was due to returns and channel inventory reductions in the fiscal quarter ended September 30, 2007 that did not repeat in fiscal quarter ended September 30, 2008. Also, revenue increased due to an improvement in sales and new design wins in the appliance and plasma displays markets. Gross margin for the ESP segment was 42.9 percent for the three months ended September 30, 2008, compared to 33.0 percent in the three months ended September 30, 2007. This gross margin improvement was primarily due to a provision for product returns on high margin products in the fiscal quarter ended September 30, 2007 that did not repeat in the fiscal quarter ended September 30, 2008, better capacity utilization and higher average selling prices.

        HR revenue for the first quarter ended September 30, 2008 increased by 2.3 percent from the prior fiscal quarter ended September 30, 2007. This revenue increase was primarily due to a one-time design change and expedite fee for a major customer. Gross margin for the HR segment increased to 52.7 percent for the fiscal year ended September 30, 2008, from 51.1 percent in the prior fiscal year. This increase in margin is attributable to the above mentioned customer, which commands a significantly higher margin than the base business.

        AP revenue for three months ended September 30, 2008 decreased by 11.7 percent from the three months ended September 30, 2007, due to non-seasonal timing of shipments with several key customers. These customers elected to purchase our products in the fiscal quarter ended June 30, 2008 which reduced revenue in the fiscal quarter ended September 30, 2008 compared to the prior year quarter. Gross margin for the AP segment decreased to 33.4 percent for the three months ended September 30, 2008, from 35.2 percent in the three months ended September 30, 2007. The year-over-year decline in gross margin was due to higher than normal manufacturing costs driven by lower production volume and lower capacity utilization partially offset by a higher average selling price.

        EP revenue for the three months ended September 30, 2008 decreased by 33.3 percent from the three months ended September 30, 2007. This decrease was primarily due to lower sales of our game station related products and reduced content in our newer game station parts. Gross margin for the EP segment increased to 42.6 percent for the three months ended September 30, 2008, from 40.2 percent in the three months ended September 30, 2007. Gross margin was higher in the first quarter of fiscal year 2009 due to an increase in margin of our growing core server business coupled with a significant decline of lower margin game station revenue.

        IP revenue was $20.0 million for the three months ended September 30, 2008 compared to $9.3 million for the three months ended September 30, 2007. Revenue for the three months ended September 30, 2008 include recognition of $18.7 million from the one-time amendment of a patent license agreement with one of our principal licensees for fixed payments of $2.0 million per quarter, over ten quarters beginning September 30, 2008. The $18.7 million revenue from the one-time patent amendment represents the present value of the $20.0 million in cash payments due to us from the licensee as required by the amendment. The $1.3 million remaining balance of the $20.0 million payment will be recognized as interest income over the term of the agreement. In the fiscal quarter ended September 30, 2008, $0.4 million of the $1.3 million remaining balance was recognized as interest income. The short-term and long-term portions of this $18.7 million receivable are recorded in prepaid expenses and other receivables and other assets, respectively. We expect that with the expiration of our broadest MOSFET patents in 2008, our quarterly royalty revenue will be up to about $1.0 million in each of the next several quarters absent the consummation of additional license agreements.

        TS revenue was $12.4 million for the three months ended September 30, 2008 compared to $16.5 million for the three months ended September 30, 2007.

Selling and Administrative Expense

        For the three months ended September 30, 2008, selling and administrative expense was $65.3 million (26.7 percent of revenue), compared to $66.8 million (25.1 percent of revenue) for the three months ended September 30, 2007.

        During the fiscal quarter ended September 30, 2008, we incurred fees and costs related to the Audit Committee-led Investigation, 2007 annual meeting and contested proxy fees and costs, and consulting fees and costs associated with preparing and filing our financial statements, totaling approximately $16.4 million, as compared to approximately $14.8 million of costs related solely to the Audit Committee-led Investigation in the fiscal quarter ended September 30, 2007. The costs related to the Audit Committee-led Investigation include legal, audit and consulting fees and costs associated with the Investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements. The 2007 annual meeting and contested proxy costs, totaling approximately $2.0 million, relate to costs incurred in the fiscal quarter ended September 30, 2008, in connection with our delayed 2007 annual meeting and the unsolicited proposal, tender offer, the Delaware Action and the Annual Meeting Actions initiated by Vishay.

        Excluding all the above mentioned costs, selling and administrative expense decreased by $3.1 million to $48.9 million in the current fiscal quarter as compared to the prior year fiscal quarter ended September 30, 2007.

        We anticipate that we will continue to incur additional expenses in the near term related to (i) our 2007 and 2008 annual meetings and 2007 contested proxy fees and costs, (ii) ongoing consulting support to assist us in the preparation and filing of our financial statements and tax returns and (iii) additional costs and expenses resulting from the Investigation-related litigation and third party proceedings.

Research and Development Expense

        Research and development ("R&D") expense was $24.7 million and $27.9 million (10.1 percent and 10.5 percent of revenue) for the three months ended September 30, 2008 and 2007, respectively. Overall R&D expenses were lower by $3.2 million mainly due to our efforts to size the organization to the lower revenue base following the Divestiture. We continue to concentrate our R&D activities on developing new platform technologies, such as our recently announced Gallium Nitride ("GaN") technology, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor product lines.

Stock Option Plan Modifications

        Our employee stock option plan typically provides terminated employees a period of thirty (30) days from date of termination to exercise their vested stock options. In certain circumstances, we have extended that thirty-day period for a period consistent with the plan. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) "Share-Based Payment", the extension of the exercise period was deemed to be a modification of the stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, we determine the fair value of those awards and recognize any change in fair value in our consolidated statements of operations in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, we recorded a net credit of $0.3 million for the three months ended September 30, 2008 compared to a net credit of $1.8 million for the three months ended September 30, 2007.

Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of principally two cost reduction programs that we have initiated. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities. The following table reflects the charges we recorded in the three months ended September 30, 2008 and 2007 related to our restructuring initiatives (in thousands):

	Three Months Ended September 30,
	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	351	—
Other charges	120	35

Total asset impairment, restructuring and other charges	$471	$35

The PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, we terminated approximately 100 former PCS employees. We also terminated other operating and support personnel to streamline the organization in connection with the Divestiture.

        The following illustrates the charges we recorded in the three months ended September 30, 2008 and 2007 related to our PCS Divestiture restructuring initiative (in thousands):

	Three Months Ended September 30,
	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	—	—
Other charges	—	35

Total asset impairment, restructuring and other charges	$—	$35

Research and Development Facility Closure Initiative

        From time to time, we also undertake and execute other smaller scale restructuring initiatives at our local sites. The following illustrates the charges we recorded in the three months ended September 30, 2008 and 2007 related to our Research and Development Facility Closure initiative (in thousands):

	Three Months Ended September 30,
	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—
Severance	351	—
Other charges	120	—

Total asset impairment, restructuring and other charges	$471	$—

        In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are expected to total approximately $13.4 million. Of this amount, approximately $11.5 million represents the cash outlay related to this initiative. We incurred $0.1 million and $0.2 million, respectively, for Oxted and El Segundo in severance costs and $0.1 million in other charges for the three months ended September 30, 2008. We expect the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010.

Other Income and Expense

        Other expense was $14.6 million and $6.1 million for the three months ended September 30, 2008 and 2007, respectively. The change is primarily due to investment impairment charges of $15.2 million in the three months ended September 30, 2008. Other expense included a debt retirement charge of $5.7 million in the three months ended September 30, 2007. Other income and expense primarily includes foreign currency fluctuations, dividend income from our equity investments and investment impairments.

Interest Income and Expense

        Interest income was $5.6 million and $10.2 million for the three months ended September 30, 2008 and 2007, respectively, reflecting lower prevailing interest rates on lower average cash and investment balances in the current year.

        Interest expense was $0.5 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively, primarily reflecting lower interest expense due to the repayment of the $550.0 million convertible subordinated notes (the "Notes") on July 16, 2007.

Income Taxes

        Our effective tax rate related to continuing operations was 5.7 percent and (158.3) percent for the three months ended September 30, 2008 and 2007, respectively. For the fiscal 2009 period, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (i) non deferral of income from certain foreign jurisdictions, (ii) valuation allowances recorded on impaired securities and other items, and (iii) an increase in certain Financial Accounting Standard Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" reserves partially offset by (iv) lower statutory rates in certain foreign jurisdictions, (v) the benefit of foreign tax credits, and (vi) the benefit from state income taxes. For the fiscal 2008 period, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (i) reversal of reserve for potential penalties and interest thereon as a result of our filing amended U.S. federal income tax returns and paying the tax liability for fiscal years 2004 through 2006, (ii) the benefit of foreign tax credits and R&D credits and (iii) lower statutory rates in certain foreign jurisdictions which were partially offset by (iv) a decrease in U.K. deferred tax assets due to the reduction in tax rates from 30 percent to 28 percent, (v) non deferral of income from certain jurisdictions, and (vi) an increase in reserve for non U.S. uncertain tax provisions, and (vii) a state valuation allowance.

Liquidity and Capital Resources

        At September 30, 2008, we had $692.4 million of total cash (excluding $19.4 million of restricted cash), cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of the three months ended September 30, 2008 and June 30, 2008, the fair values of our mortgage-backed and asset-backed securities were $137.5 million (19.9 percent of cash and cash equivalents and short-term and long-term investments) and $168.2 million (23.2 percent of cash and cash equivalents and short-term and long-term investments), respectively (see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk," for discussions about our investment strategy). In the first quarter of fiscal year 2009, we recorded a $15.2 million charge for other-than-temporary impairments relating to certain available-for-sale securities as a result of declines in their fair values through September 30, 2008.

        Our cash, cash equivalents and investments at the end of each period were as follows (in thousands):

	September 30, 2008	June 30, 2008
Cash and cash equivalents	$302,782	$320,464
Investments	389,661	405,419

	$692,443	$725,883

        Our cash flows were as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Cash flows used in operating activities	$(19,890)	$(24,159)
Cash flows (used in) provided by investing activities	(1,140)	36,366
Cash flows provided by (used in) financing activities	852	(559,040)
Effect of exchange rate changes	2,496	176

Net decrease in cash and cash equivalents	$(17,682)	$(546,657)

        Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. During the three months ended September 30, 2008, operating activities used net cash of $19.9 million compared to $24.2 million used in the three months ended September 30, 2007. Non-cash increase to cash flow from operations during the three months ended September 30, 2008 included $17.0 million of depreciation and amortization and $15.2 million in write-down of investments. Changes in operating assets and liabilities decreased cash by $52.9 million, primarily attributed to increases in accounts receivable, inventories, prepaid expenses and other receivables as well as decreases in accounts payable, accrued salaries and wages, accrued income taxes payable and other accrued liabilities.

        Cash used by investing activities during the three months ended September 30, 2008 was $1.1 million. Proceeds from sales or maturities of investments were $60.1 million, offset by $57.4 million of cash used to purchase investments. During the three months ended September 30, 2008, we invested $4.8 million in capital equipment. As of September 30, 2008, we had purchase commitments for capital expenditures of approximately $4.1 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

        Cash provided by financing activities primarily reflected proceeds from exercise of stock options.

        On October 27, 2008, we issued a press release announcing that our Board of Directors authorized a stock repurchase program of up to $100.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions and other factors. The stock repurchase program may be commenced or suspended at any time without prior notice. As of November 6, 2008, we made no repurchases under the program.

        On November 6, 2006, we entered into a new five-year multi-currency revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank ("JPM"), Bank of America, N.A, HSBC Bank USA, and Deutsche Bank AG (the "Facility"). The Facility expires in November 2011 and provides a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Up to $75.0 million of the Facility may be used for standby letters of credit and up to $10.0 million may be used for swing-line loans. The Facility bears interest at (i) local currency rates plus (ii) a margin between 0.0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on our senior leverage ratio. Other advances bear interest as set forth in the credit agreement. The annual commitment fee for the Facility ranges between 0.175 percent and 0.25 percent of the unused portion of the total Facility, depending upon our senior leverage ratio. In connection with the Facility, we pledged as collateral shares of certain of our subsidiaries, and certain of our subsidiaries have guaranteed the Facility. The Facility, as amended, also contains certain financial and other covenants, with which we were in compliance at September 30, 2008.

        The Facility has been amended by certain amendments including Amendment No. 5 to the Facility dated March 17, 2008 (together, the "Facility Amendments"). Pursuant to these Facility Amendments, our lenders agreed that, we would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than July 31, 2008. In addition, pursuant to the Facility Amendments, the lenders had no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until, among other things, the lenders have received our audited consolidated financial statements, reasonably satisfactory to the lenders, and no other default (as defined in the Facility) exists. As set forth in the Facility Amendments, we agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders.

        On July 30, 2008, we and the lender parties to the Facility amended the Facility by Amendment No. 6 which extended the current accommodation through November 30, 2008 and provided that thirty (30) days after the lenders' receipt of and reasonable satisfaction with the form and substance of our current filings with the SEC and if we are in a position to satisfy other applicable conditions of the Facility, the lenders shall notify us in writing either (i) that extensions of credit are available under the Facility to us or (ii) that the Facility must be amended on such further terms and conditions as reasonably requested by such lenders. Amendment No. 6 provides that failure by us to provide full cash collateral for the approximately $4.3 million of letters of credit currently outstanding under the Facility will be deemed an event of default under the Facility, as a result of which the currently outstanding letters of credit would no longer be subject to renewal under the Facility. We have received notice setting out the lender parties' satisfaction with our required financial statements under Amendment No. 6 and have asked to begin discussions regarding revised terms that may be applicable to the Facility. Pending the execution of any further amendment to the Facility, we are not able to access credit under the Facility and there can be no assurance that the Facility will be reinstated.

        As described in Part II, Item 8, Note 4, "Derivative Financial Instruments," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on September 15, 2008 (the "2008 Annual Report"), we had entered into a five-year foreign exchange forward contract in May 2006 with BNP Paribas (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our Japan subsidiary. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. In December 2007, we terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133 Implementation Issue No. G3 "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge," ("SFAS 133") the net gain at the Forward Contract's termination date will continue to be reported in accumulated other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        In connection with certain tax matters described in Part I, Item 1, Note 14, "Income Taxes," we are pursuing refunds for income taxes for which we cannot determine that the realization of the tax refunds of $62.8 million is probable and as such, we have not recognized them as income tax benefits in our financial statements. We have determined that we have overpaid $52.5 million of income taxes (which is included in the $62.8 million) in Singapore as a result of changes in our transfer pricing of intercompany transactions.

        We have determined that in fiscal year 2009 we will file amended U.S. federal income tax returns and consequently will pay approximately $16.9 million in taxes and $17.7 million in related interest and penalties to the Internal Revenue Service ("IRS") in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

Off-Balance Sheet Arrangements

        Apart from the operating lease obligations and purchase commitments discussed in the 2008 Annual Report, we do not have any off-balance sheet arrangements as of September 30, 2008 and 2007.

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

        The above interest rate swap transactions qualified as fair value hedges under SFAS 133. To test effectiveness of the hedges, regression analyses were performed quarterly comparing the changes in fair value of the swap transactions and the Debt. The fair values of the swap transactions and the Debt were calculated quarterly as the present value of the contractual cash flows to the expected maturity date, where the expected maturity date was based on probability-weighted analyses of interest rates relating to the five-year LIBOR curve and our stock prices. The mark-to-market value of the swaps resulted in a liability of $1.4 million at June 30, 2007.

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

        A significant amount of our revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. At various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen. Considering our specific foreign currency exposures, we have exposure to the Japanese Yen, since we have significant Yen-based revenues without material Yen-based manufacturing costs. To protect against reductions in value and the volatility of future cash flows caused by changes in currency exchange rates, we have established revenue, expense and balance sheet transaction risk management programs. Currency forward contracts and currency options are generally utilized in these hedging programs. Our hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

        In May 2006, we entered into the Forward Contract with BNP Paribas for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. We had designated the Forward Contract as a cash flow hedge. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. At September 30, 2007, 14 quarterly payments of 507.5 million Yen remained to be swapped at a forward exchange rate of 101.5 Yen per U.S. dollar. The market value of the Forward Contract was $4.2 million at September 30, 2007 and was included in other assets. The mark-to-market losses included in other comprehensive loss was $3.1 million, net of tax, for the fiscal quarter ended September 30, 2007. In December 2007, we terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS 133, the net gain at the Forward Contract's termination date will continue to be reported in accumulated other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        We had approximately $35.7 million and $50.8 million in notional amounts of forward contracts not designated as accounting hedges under SFAS 133 at September 30, 2008 and 2007, respectively. Net realized and unrealized foreign-currency gains recognized in earnings were $0.9 million and $0.3 million for the fiscal quarters ended September 30, 2008 and 2007, respectively.

Market Value Risk

        We carry certain assets at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. In certain cases quoted market prices or market data inputs may not be readily available or availability could be diminished due to market conditions. In these cases, our estimate of fair value is based on best available information or other estimates determined by management.

        At September 30, 2008, we had $692.4 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. We manage our total portfolio to encompass a diversified pool of investment-grade securities. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio. To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments in marketable securities. Based on our investment portfolio and interest rates at September 30, 2008, a 100 basis point increase or decrease in interest rates would result in an annualized decrease or increase of approximately $5.3 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the loss is considered to be other than temporary. During the three months ended September 30, 2008, the fair values of certain investments declined and we recognized $15.2 million in other-than-temporary impairment relating to certain available-for-sale securities. See Part II, Item 1A, "Risk Factors—Our investments in certain securities expose us to market risks."

ITEM 4.    CONTROLS AND PROCEDURES

        This Report includes the certifications of our CEO and Chief Financial Officer ("CFO") required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

        Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on our evaluation and the identification of the material weaknesses in our internal controls over financial reporting described in our 2008 Annual Report, our CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.

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

        During the first quarter of fiscal year 2009, specific actions by us to improve internal control over financial reporting and remediate material weaknesses previously reported by us included the appointment of a Vice President, General Counsel and Secretary as an addition to our executive management team. In addition, we implemented and updated our global policies and procedures regarding revenue recognition, exit activities, severance and accrued liabilities. Other than these events, there were no changes in internal control over financial reporting during the fiscal quarter ended

September 30, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Plans for Remediation of Material Weaknesses

        We are in the process of developing and implementing remediation plans to address our material weaknesses. Our remediation plans include many actions that are in various stages of completion and designed to strengthen our internal controls over financial reporting. They include the following:

  Control Environment—In order to fill a vacancy and a newly created position on the Board of Directors, in February 2008, Richard J. Dahl and Thomas A. Lacey were elected to our Board of Directors as independent outside Directors. Mr. Dahl subsequently became Chairman of the Board of Directors on May 1, 2008. In May 2008, Mary B. Cranston was elected to our Board of Directors as an independent outside Director. Additionally, she will serve as a member of the Board of Directors' Corporate Governance and Nominating Committee.

  In March of 2008, Oleg Khaykin was appointed CEO and subsequently elected to our Board of Directors and Don Dancer was appointed Chief Administrative Officer. In June of 2007, the Corporate Internal Audit function began reporting administratively to the General Counsel and directly to the Audit Committee. Beginning June 2, 2008, we created the new position of Vice President of Compliance, encompassing the internal audit function. The Vice President of Compliance reports directly to the Audit Committee and administratively to the Chief Administrative Officer. An updated "Hot-line" process administered by a third party was established to receive and transmit anonymous complaints including any relating to accounting or audit matters. In July of 2008, we appointed Timothy Bixler as Vice President, General Counsel and Secretary and in October of 2008 we appointed Ilan Daskal as our Executive Vice President and CFO. Our leadership team, together with its recent additions is committed to implementing and maintaining a strong control environment, high ethical standards, and financial reporting integrity.

  Period End Financial Reporting Process—We continue to search for personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles ("GAAP") commensurate with our financial reporting requirements. Until such time as we believe we have adequately engaged a sufficient complement of skilled personnel we will continue to supplement our accounting staff with external advisors and technical accounting staff.

  Training—Training has commenced and is continuing on our policies and procedures concerning: (i) ethics and integrity, (ii) revenue recognition and sales return and warranty obligations, (iii) accounting for asset impairment, severance and restructuring charges, (iv) accrued liabilities for acquisition of property and equipment along with goods and services received and (v) income tax accounting including transfer pricing. We have reinforced the importance of understanding GAAP and we have implemented an annual training requirement.

  Record Retention—Additional remediation efforts have been undertaken to create company-wide awareness for the need to properly record liabilities as incurred. We have initiated and completed a supplemental training program with senior executive management and their respective administrative assistants focusing on how to recognize and properly respond to situations where and how liabilities are incurred, recorded and reported.

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

  Accounting for Income Taxes—We continue to search for additional qualified tax professionals in order to ensure adequate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes. Until we develop a technically strong and knowledgeable team, we will continue to engage external technical advisers to assist us with the evaluation of complex tax issues.

  We are increasing the level of review of the preparation of the quarterly and annual income tax provision calculations, allocations and methodologies. We are improving the process, procedures and documentation standards relating to the preparation of the income tax provision calculations. We are correcting the methodology and accounting for certain types of foreign-earned income that is subject to taxation currently, rather than deferred until the earnings are remitted. We are evaluating the implementation of new tax software to facilitate the computation of our tax provision.

        Our remediation efforts are continuing and we expect to make additional changes to our control environment and accounting and income tax reporting processes that we believe will strengthen our internal control over financial reporting. We have dedicated considerable resources to the design, implementation, documentation, and testing of our internal controls and although we believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, we have not completed all the corrective processes and procedures we believe necessary. Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses and as required, perform additional procedures prescribed by management, including the use of manual procedures and utilization of external technical advisors to ensure that our financial statements continue to be fairly stated in all material respects.

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

 PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in certain legal matters that arise in the ordinary course of business. Based on information currently available, management does not believe that the ultimate resolution of such ordinary course matters have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, the outcome of these actions could be unfavorable, and our business, financial condition, results of operations, or cash flows could be materially and adversely affected.

        In addition:

         International Rectifier Securities Litigation.    Following our disclosure on April 9, 2007 that the Audit Committee was conducting an internal investigation into accounting practices at our company, a series of putative class action lawsuits was filed against our company in the United States District Court for the Central District of California. The complaints named as defendants certain of our officers and directors and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged accounting irregularities at our company's Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed the Massachusetts Laborers' Pension Fund and the General Retirement System of the City of Detroit (together, "Co-Lead Plaintiffs") as co-lead plaintiffs.

        On January 14, 2008, Co-Lead Plaintiffs filed a Consolidated Class Action Complaint ("CAC") alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 against our company and certain of its former officers and directors. On March 6, 2008, defendants filed motions to dismiss the CAC. On May 23, 2008, the Court issued an order granting defendants' motions to dismiss, without prejudice, on the ground that Co-Lead Plaintiffs failed to plead detailed facts sufficient to give rise to a strong inference of defendants' scienter. In its order, the Court granted plaintiffs leave to amend and refile the CAC until October 17, 2008.

        On October 17, 2008, Co-Lead Plaintiffs filed a Second Amended Consolidated Class Action Complaint ("SACC"). The SACC purports to extend the class period from July 31, 2003 to February, 11, 2008, alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of matters recently disclosed by us in connection with the restatement of certain prior period financial statements, and names as defendants our company and certain of its former officers and directors. The SACC does not name as defendants any of our company's current officers or directors. The SACC seeks unspecified damages from all defendants. Responses to the SACC are due to be filed by November 12, 2008. We intend to defend against the claims asserted against us vigorously. No trial date has been set for this action.

         International Rectifier Derivative Litigation.    On August 1, 2008, a partial shareholder derivative lawsuit captioned Mayers v. Lidow, No. BC395652, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint asserts shareholder derivative claims for breach of fiduciary duty, unjust enrichment and violations of Section 25402 of the California Corporations Code against certain of our company's former officers and current and former directors in connection with the matters recently disclosed by us in connection with our restatement of our financial statements. The derivative claims seek damages, disgorgement, and imposition of a constructive trust against the individual defendants, purportedly for the benefit of our company. The complaint also seeks injunctive relief against the current Board of Directors under a provision of Delaware law that permits shareholders to request the Delaware Court of Chancery to require a corporation to hold an annual shareholders' meeting. The complaint does not seek monetary relief against our company.

        On August 26, 2008, the Court issued a minute order designating the case complex and staying all proceedings until the Court issued an order setting the initial scheduling conference. On September 12, 2008, the Court issued orders setting the initial scheduling conference for November 7, 2008, and continuing the stay of proceedings until that time. We intend to seek the dismissal of this action on the grounds that plaintiff has failed to make a demand for litigation or to plead particularized facts establishing that demand is excused, as required by both Delaware and California law. We also intend to move to dismiss the cause of action seeking to require our company to hold its annual shareholders' meeting on the grounds that the claim is now moot and cannot be brought before a California court. No trial date has been set for this action.

         Litigation Arising from Vishay Proposal.    On August 15, 2008, shortly after we disclosed that Vishay had made an unsolicited, non-binding proposal to acquire all outstanding shares of our company for $21.22 per share in cash, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint named as defendants our company and its current directors and alleged that the Vishay proposal was unfair and that acceptance of that offer by the Board of Directors would be a breach of fiduciary duty. Five other substantively identical complaints seeking the same relief subsequently were filed in the same court and, on October 3, 2008, the Court consolidated the six class action complaints under the Zhao caption. On or around October 27, 2008, plaintiffs in Zhao filed an amended class action complaint alleging the same causes of action against the same defendants, but now alleging that the Board of Directors breached its fiduciary duties by rejecting the Vishay offer and that certain "defensive measures" enacted by us many years ago are improper and should be rescinded. The amended complaint seeks injunctive relief and unspecified compensatory damages against all defendants. Responses to the amended complaint are due to be filed by November 21, 2008. We intend to defend against the claims asserted against us in this action vigorously. No trial date has been set for this action.

        Also pending before the same Court is a related shareholder derivative action, captioned City of Sterling Heights Police Fire Retirement System v. Dahl, No. BC397326, filed August 29, 2008. The City of Sterling complaint, like the amended class action complaint in Zhao, alleges claims for breach of fiduciary duty against the Board of Directors based upon its rejection of the Vishay offer but, unlike Zhao, asserts these claims derivatively and names our company only as a nominal defendant. The City of Sterling complaint seeks an injunction requiring the Board of Directors to appoint a committee of independent directors to consider strategic alternatives for our company and invalidating any "defensive measures" the Board of Directors might take in connection with this or any other offer. On September 16, 2008, plaintiff moved for a temporary restraining order enjoining the Board of Directors from employing a previously enacted shareholder rights plan in response to the Vishay offer. On September 19, 2008, the Court denied plaintiff's application for a temporary restraining order. Responses to the complaint in this action are due to be filed by November 21, 2008. We intend to seek the dismissal of this action on the grounds that plaintiff has failed to make a demand for litigation or to plead particularized facts establishing that demand is excused, as required by both Delaware and California law. No trial date has been set for this action.

         Vishay Offer.    On September 10, 2008, Vishay made an additional unsolicited proposal to acquire all our outstanding shares at a price of $23.00 per share, and announced its intention to commence a tender offer to purchase all of our shares. In addition, it gave notice of its intention: (a) to nominate three individuals for election as Class I directors at the 2007 annual meeting scheduled for October 10, 2008 ("2007 annual meeting"), and (b) to present at that meeting proposals to amend our Bylaws. Vishay's proposed Bylaw amendments provided: (x) that the meeting to elect our Class II directors be held by December 21, 2008; (y) that any adjournment of a stockholders' meeting at which a quorum is present must be approved by a majority of the shares present at the meeting in person or by proxy; and (z) for an amendment to the Bylaws to repeal any new Bylaws and Bylaw amendments adopted by the

Board of Directors between February 29, 2008 and the 2007 annual meeting unless approved by holders of a majority of the outstanding shares of our Company. On October 13, 2008, following the 2007 annual meeting, Vishay withdrew its tender offer.

        On the same date, Vishay also commenced an action in the Delaware Court of Chancery (the "Delaware Action") against us and our current directors seeking, among other things: (a) to compel a meeting of shareholders on or before December 21, 2008 to elect Class II directors to fill the positions of those whose terms expire in 2008; (b) a declaration that proposed amendments to our Bylaws are valid under Delaware law and our Certificate of Incorporation; and (c) a mandatory injunction requiring us to present such proposed amendments for a vote at the 2007 annual meeting. On October 13, 2008, following the 2007 annual meeting, Vishay withdrew its proposal and filed a Notice of Voluntary Dismissal of its complaint.

         Governmental Investigations.    We are cooperating fully with investigators from the SEC Division of Enforcement, the IRS and the U.S. Attorneys' Office regarding matters relating to the Audit Committee-led Investigation and other matters described in Part II, Item 8, Note 2, "Restatements of Consolidated Financial Statements," of our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed with the SEC on August 1, 2008. We have responded to a subpoena for records from the SEC, and we will continue to cooperate with these investigators regarding their investigation into these matters.

         IXYS Litigation.    On June 22, 2000, we filed International Rectifier Corporation v. IXYS Corporation, Case No. CV-00-06756-R, in the United States District Court for the Central District of California. Our complaint alleges that certain IXYS Corporation ("IXYS") MOSFET products infringe our U.S. Patent Nos. 4,959,699, 5,008,725, and 5,130,767. On August 17, 2000, IXYS filed an answer and counterclaim, and, on February 14, 2001, amended its answer and counterclaim, denying infringement and alleging patent invalidity and unenforceability. After proceedings, including a jury trial on damages, in the District Court and an initial appeal, a jury trial on infringement and damages was held commencing September 6, 2005. The jury found that IXYS was infringing certain claims of Patent No. 4,959,699 and awarded us $6.2 million in damages through September 30, 2005. On September 14, 2006, the District Court entered the final judgment and permanent injunction based on the jury verdict. IXYS again appealed (with a notice of appeal filed after the deadline for doing so). The Federal Circuit lifted its temporary stay, and the permanent injunction was in effect until it terminated with the expiration of the '699 patent in September 2007. The matter was argued to the Federal Circuit on January 7, 2008. In an opinion issued February 11, 2008, the Federal Circuit ruled against us and reversed the judgment. In July 2008, the we filed a petition with the Supreme Court of the United States for a write of certiorari, which was denied on October 6, 2008. The proceedings are now at an end, subject to ancillary motions of the parties regarding fees.

         Angeles v. Omega.    In November 2007, we were named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471(TJH)(JWJx) (C.D. Cal.). The Plaintiffs own or operate the Angeles Facility which is located approximately one and a half miles downgradient of the Omega Site in Whittier, California. Numerous parties, including us, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the EPA considers them to be responsible for the groundwater plume near the Angeles Facility, which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on CERCLA, nuisance and trespass, and also seek declaratory relief. Plaintiffs seek to require the Defendants to investigate and clean-up the contamination and to recover damages. We previously entered into a settlement with other parties associated with the Omega Site pursuant to which we paid those entities money in exchange for an agreement to defend and indemnify us with regard to certain environmental claims. In that agreement, it was estimated that our volumetric share of wastes sent to the Omega Site was in the range of 0.08 percent. We believe that much, if not all, of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, we have tendered the complaint to several of our insurance carriers who have agreed to defend under a reservation of rights. Therefore, we do not expect our out of pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage, and the fact that our volumetric share of Omega Site wastes was less than 0.1 percent, we do not believe that an adverse judgment against us would be material.

ITEM 1A.    RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

        This Quarterly Report on Form 10-Q includes some statements and other information that is not historical facts but is "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth below under "Factors that May Affect Future Results" and other uncertainties disclosed in our reports filed from time to time with the SEC. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements, to reflect new information, future events or otherwise.

Factors That May Affect Future Results

         Pending and future governmental inquiries may adversely affect us, the trading prices of our securities and our ability to access the capital markets.

        During the course of the Investigation led by our Audit Committee and following its completion, our representatives met with representatives of the SEC, the IRS, the Office of the U.S. Attorney and other governmental officials to keep them advised as to the course of the Investigation. We continue to share information with the SEC and other governmental officials and are currently responding to subpoenas for records from the SEC. Adverse developments in connection with requests by the SEC or other governmental agencies, could negatively impact us and divert our resources and the focus of our management team from our ordinary business operations. In addition, we may incur significant expenses associated with responding to these investigations (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be subject to such investigation(s)), and we may be required to pay criminal or civil fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us. It is also possible that the existence, findings and outcome of these inquiries may have a negative impact on lawsuits that are pending or may be filed against us, the trading prices of our securities and our ability to access the capital markets. See Part II, Item 1, "Legal Proceedings" for a more detailed description of these proceedings.

         Changes in end-market demand, due to downturns in the highly cyclical semiconductor industry, the sharp correction in the housing market and/or the significant fluctuations of oil prices, could affect our operating results and the value of our business.

        The semiconductor industry is highly cyclical and the value of our business may decline during the down portion of these cycles. During fiscal years 2008 and 2007, we have experienced a decline in end-market demand for our products as a result of uncertainties in general market conditions resulting from the sharp correction in the housing market, the significant fluctuations of oil prices, financial uncertainties affecting ultimate consumers and other factors affecting consumer commercial and industrial spending. Our revenue and gross margin are dependent on the level of corporate and consumer spending in various information technology and energy-saving end-market applications. If our projections of these expenditures fail to materialize, our operating results could be materially adversely impacted. To the extent these market conditions persist for a prolonged period of time, our business, financial condition and results of operations could be significantly harmed.

        In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix sought by customers, seasonality, price competition for orders and the costs associated with the introduction of new products and start-up of new facilities and additional capacity lines. The markets for our products depend on continued demand with the product technological platforms and in the mix we plan for and produce in the information technology, consumer, industrial, HiRel and automotive markets. Changes in the demand mix, needed technologies and these end markets may materially adversely affect our ability to match our products, inventory and capacity to meet customer demand and could adversely affect our operating results and financial condition.

         The semiconductor business is highly competitive and increased competition could adversely affect the price of our products and otherwise reduce the value of an investment in our Company.

        The semiconductor industry, including the sectors in which we do business, is highly competitive. Competition is based on price, product performance, technology platform, product availability, quality, reliability and customer service. Price pressures often emerge as competitors attempt to gain a greater market share by lowering prices or by offering a more desirable technological solution. Pricing and other competitive pressures can materially adversely affect our revenue and gross margin, and hence, our profitability. We also compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus they may be better able to withstand adverse economic or market conditions. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

        Our future success and competitive position may depend in part upon our ability to obtain or maintain certain proprietary technologies used in our principal products, which are achieved in part by defending and maintaining the validity of our patents and defending claims by our competitors of IP infringement, and at times asserting IP claims against third parties. We license certain patents owned by others. We are currently a defendant in IP claims, have asserted IP claims against others and we could become subject to other lawsuits in which it is alleged that we have infringed upon the IP rights of others.

        Our involvement in existing and future IP litigation could result in significant expense, materially adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. If any such infringements exist, arise or are claimed in the future against us, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent owners, discontinue or change our processes or products or expend significant resources to develop or acquire non-infringing technologies. We cannot assure you that we would be successful in such efforts or that such licenses would be available under reasonable terms or that we would be successful in our claims against third parties. Our failure to develop or acquire non-infringing technologies, to obtain licenses on acceptable terms or the occurrence of related litigation itself or our failure to be successful in litigation could have a material adverse effect on our operating results and financial condition.

         If some OEMs do not design our products into their equipment or convert design or program wins to actual sales, for whatever reasons, including uncertainties regarding our Company, a portion of our revenue may be adversely affected.

        A "design-win" or program award from a customer does not guarantee that the design or program win will become future sales to that customer. We also are unable to guarantee that we will be able to convert these design or program wins, or any wins, into sales for the life of any particular program, or at all, or that the revenue from such wins would be significant. We also cannot guarantee that we will achieve the same level of design or program wins as we have in the past, or at all. Uncertainties regarding our Company, including uncertainties regarding pending litigation (see Part II, Item 1, "Legal Proceedings") or uncertainties regarding the Divestiture and ongoing disputes with Vishay could affect our ability to achieve design-wins or sales there from. Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all. Once an OEM designs another supplier's semiconductor into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM's product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design or program win with a customer also does not ensure that we will receive significant revenue from that customer.

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

        In addition, as is common in the semiconductor industry, we have at times experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, we have experienced delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields, experience product delivery delays, and/or quality issues in the future, as a result of, among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenue. Our operating results could also be materially adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenue does not increase proportionately.

         Interruptions, delays or cost increases affecting our materials, parts or equipment may impair our competitive position and our operations.

        Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including silicon, mold compounds and leadframes, on a timely basis from third parties. Our results of operations could be materially adversely affected if we were unable to obtain adequate supplies of materials, parts and equipment in a timely manner from our third party suppliers or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may discontinue products, extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We have a limited number of suppliers or sole suppliers for some materials, parts and equipment, and any interruption could materially impair our operations and adversely affect our customer relations.

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

        Although we currently have product liability and other types of insurance, we have certain deductibles and exclusions to such policies and may not have sufficient insurance coverage. We also may not have sufficient resources to satisfy all possible product liability or other types of product claims. In addition, in our HiRel segment, we are sometimes subject to government procurement regulations and other laws that could result in costly investigations and other legal proceedings as a consequence of allegedly defective products or other actions. Any perception that our products are defective would likely result in reduced sales of our products, loss of customers and harm to our business and reputation.

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

        We have an existing dispute with one of our subcontractors over quality matters involving assembled product, and there can be no assurance that other disputes would not arise. In some instances, we do not have long-term assembly agreements with our assembly contractors. As a result, we do not have immediate control over our product delivery schedules or product quality. Due to the amount of time often required to qualify assemblers and testers and the high cost of qualifying multiple parties for the same products, we could experience delays in the shipment of our products if we are forced to find alternative third parties to assemble or test them. Any product delivery delays in the future could have a material adverse effect on our operating results and financial condition. Our operations and ability to satisfy customer obligations could be materially adversely affected if our relationships with these subcontractors were disrupted or terminated.

         Execution of our growth strategy exposes us to additional risks.

        Our growth strategy includes a number of changes to the manner in which we conduct business, including, among other things, the implementation of a number of cost reductions, and consolidation and rationalization of suppliers and our distribution channels. We have previously accepted the return of inventory in certain circumstances and experienced lower sales volume with certain distribution partners as we awaited the sale of channel inventory to end customers. Continued execution on our strategy could expose us to additional costs, the return of additional inventory and reduced sales to distributors. All of these risks could have a material adverse impact on our results of operations.

         We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenue and gross profit.

        With certain exceptions related to products within our HiRel segment, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts. The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty. As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without any advance purchase commitments from customers. Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory (the value of our inventory), our revenue and our operating results generally. Additionally, cancellation or significant reduction in significant customer programs, like those for next generation game station or servers, could materially affect our ability to achieve our revenue and gross profit targets.

         We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that our inventory will be adequate to meet our needs or will be salable at a future date.

        We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary materials, and build the proper mix and amount of inventory, otherwise our revenue and gross margin may be materially adversely affected. Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and operating results.

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

        We have experienced significant turnover in some of our senior management positions. In fiscal year 2008, our Board of Directors has appointed a new CEO and in fiscal 2009, a new CFO. We will need to implement procedures to ensure continuity of management in crucial areas, including the oversight of our financial reporting systems, financial controls and corporate governance practices. There can be no assurance that future changes in senior management personnel will not adversely affect our efforts in this regard. Similarly, there is no assurance that we will be able to retain any of our existing key personnel, or attract, assimilate and retain the additional personnel needed to support our business, especially in light of publicity concerning our Audit Committee-led Investigation, the recent restatement of our financial statements and related matters, and unsolicited, nonbinding offers to purchase the outstanding shares of our Company from a third party (including the public announcement by that party of its intention to commence a tender offer, to nominate three individuals for election as directors at our 2007 annual meeting, and to seek certain amendments to our Bylaws). If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

         We have identified material weaknesses in our internal control over financial reporting, which could impact our ability to report our results of operations and financial condition accurately and in a timely manner.

        As required by Section 404 of the Sarbanes-Oxley Act, we have conducted an assessment of our internal control over financial reporting, identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of September 30, 2008. For a detailed description of these material weaknesses, see Part I, Item 4, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, including the number of continuing manual journal entries, the lack of integrated financial systems, the significant turnover of our finance organization personnel, and use of consultants to augment our accounting staff, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. In addition, it is possible that in the future other material weaknesses may be identified. All of these factors continue to increase the time and cost involved in preparing our financial statements and to undermine the credibility of such statements.

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

         We have been named as a defendant in a class action and other lawsuits that may materially adversely affect our financial condition, results of operations and cash flows.

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

        Additionally, as discussed in Part I, Item 1, Note 18, "Commitments and Contingencies," Vishay has advised us of certain claims under the transaction documents related to the Divestiture including claims regarding the adjustment of net working capital for the PCS Business, claims involving chemicals found in the groundwater at our former manufacturing plant in Italy, and certain product quality claims relating to periods at or prior to the consummation of the Divestiture. Vishay has also asserted that it is considering possible claims against us in connection with certain portions of the PCS Business, among them, allegations regarding business forecasts. Vishay has additionally notified us that it intends to seek rescission of the Divestiture. While we do not believe that Vishay's claims have merit and intend to defend our position vigorously, there can be no assurance that Vishay would not bring one or more additional claims. Continuing covenants could involve changes to various aspects of our business or could involve costs or additional claims, and such matters, if resolved against us, could adversely affect our financial condition and results of operations.

         Continuing negative publicity and publicity generally may adversely affect our business.

        As a result of the Audit Committee-led Investigation, the fiscal year 2007 restatement of our financial statements and related matters as discussed herein, we have been the subject of negative publicity. We were also the subject of recent publicity regarding unsolicited, nonbinding proposals to purchase all outstanding shares of our Company by a third party,which third party subsequently commenced an all cash tender offer for all of our outstanding shares, nominated three individuals for election as directors at our 2007 annual meeting, and proposed certain amendments to our Bylaws at our 2007 annual meeting. The tender offer was terminated following our shareholders' rejection of that third party's director nominees and proposed Bylaw amendments at our 2007 annual meeting. This publicity may have an effect on the terms under which some customers, lenders, landlords and suppliers are willing to continue to do business with us and could affect our financial performance and financial condition. We also believe that certain of our employees perceive themselves to be operating under stressful conditions, which may cause them to terminate their employment or, if they remain, result in reduced morale that could adversely affect our business.

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

        From time to time, various taxing authorities audit our tax returns. We have identified various errors relating to our accounting for income taxes for the fiscal years 2001 through 2007. In particular, we identified errors in our intercompany transfer pricing practices and our accounting for certain types of foreign-earned income and distributions, deferred tax accounts, temporary differences, certain foreign currency gains and losses, and certain provisions related to tax effecting the elimination of profit-in-ending inventory. Tax authorities in various jurisdictions in which we operate may choose to audit our tax returns, either as originally filed or, in some cases, as amended, and matters related to our prior intercompany transfer pricing adjustments are or may be a matter of interest in connection with an investigation by the IRS and/or other taxing authorities. Although we have provided for the estimated tax liabilities, which have been included in the determination of our financial results, we cannot predict with certainty whether the amount of taxes, interest and/or penalties that may be assessed by the relevant tax authorities following the completion of any such audits (or investigations) will approximate the amount we have estimated. Accordingly, unpredicted unfavorable settlements of one or more tax audits (or investigations) may require additional use of cash and may materially and adversely impact our financial position or results of operations. (See Part I, Item 1, Note 14, "Income Taxes").

         Changes in our effective tax rate may materially effect on our results of operations.

        Our future effective tax rates may be materially affected by a number of factors, including the jurisdictions in which profits are determined to be earned and taxed and the intercompany pricing related to those profits; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in share-based compensation expense; changes in tax laws or the interpretation of such tax laws (including transfer pricing guidelines); changes in generally accepted accounting principles ("GAAP"); or the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

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

         Our HiRel segment is subject to governmental regulation that exposes us to additional risks.

        Our HiRel segment manufactures and sells certain products that are subject to U.S. export control laws and regulations. The HiRel segment also manufactures and sells products that are sold directly or indirectly to the U.S. government and may subject us to certain government procurement regulations, investigations or review. While we maintain a system of control of such products and compliance with such laws and regulations, we cannot provide absolute assurance that these controls will always be effective. There are also inherent limitations on the effectiveness of controls, including the failure of human judgment. If we fail to maintain an effective system of control or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product, all of which could have a material affect on our results.

        Quality control and similar standards are applicable to our facilities and the facilities of our contractors in which certain products of our HiRel segment are manufactured, and these standards are subject to compliance review by certain U.S. Government agencies. Our use of third-party facilities meeting such standards is subject to negotiation of satisfactory agreements with those parties and if we cannot reach such agreements, our HiRel segment may experience production constraints and its revenues may be materially reduced.

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

        The semiconductor industry is capital intensive. Semiconductor manufacturing requires a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment. We are also attempting to add the appropriate level and mix of capacity to meet our customers' future demand. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment. Although we believe that anticipated cash flows from operations, existing cash reserves and other equity or debt financings that we may obtain will be sufficient to satisfy our future capital expenditure requirements, there can be no assurance that this will be the case or that alternative sources of capital will be available to us on favorable terms or at all, especially in view of recent market conditions.

         Our investments in certain securities expose us to market risks.

        We invest excess cash in marketable securities consisting primarily of commercial paper, corporate notes, corporate bonds, collateral-backed mortgage obligations and governmental securities. During fiscal years 2008 and 2009, we have seen a sharp decline in the value of our collateral-backed mortgage obligations and certain other securities. If the negative market conditions continue we may not be able to hold these investments to maturity or may have to dispose of the investments while they are at a loss position, which could have a materially adverse impact on our results of operations, financial position and cash flows.

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

         Given the current investment environment, some of our investments may not be sold for the market value indicated in our financial statements.

        With the recent developments in the financial markets, some of our investments in corporate bonds and collateral-backed mortgage obligations are more difficult to value or are subject to complex valuation techniques. While we have valued such investments in accordance with accounting procedures adopted by us, such valuations may not necessarily be indicative of their actual liquidation value and, if we are required to liquidate these securities, we may not realize prices as high as indicated by their market value in our financial statements. There is no assurance that the market value of these investments will not deteriorate further.

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

        Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies. We have received such notices, including a notice following our fiscal quarter ended September 30, 2008 at our Temecula, California facility. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, we cannot assure you that changes in environmental laws or regulations will not require additional investments in capital equipment or the implementation of additional compliance programs in the future. Additionally, if we were to divest additional facilities, such facilities may undergo further environmental review and investigation which may lead to previously unknown environmental liabilities. Any present or prior failure to comply with environmental laws or regulations could subject us to serious liabilities and could have a material adverse effect on our operating results and financial condition.

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

        As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in foreign currencies. For example,

  •
  some of our manufacturing costs are denominated in Japanese Yen, European Union Euro, British Pound and other foreign currencies; and

  •
  sales of our products are denominated in Japanese Yen, European Union Euro, British Pound and other foreign currencies; and

  •
  some property, plant and equipment purchases are denominated in British Pound, European Union Euro and other foreign currencies.

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

         Certain general economic and business factors not specific to the semiconductor industry that are largely out of our control may materially affect our results of operations.

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

        Natural disasters, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate and our profitability. Such events could affect our domestic and international sales, disrupt our supply chains, and impair our ability to produce and deliver our products. We have two main facilities for wafer production and any interruption in those facilities could materially adversely impact us. Even if we do not have facilities located near the affected areas, such activities could affect physical facilities, primarily for raw materials and process chemicals and gases of our suppliers or customers, and make transportation of our supplies and products more difficult or cost prohibitive. Due to the broad and uncertain effects that natural events have had on financial and economic markets generally, we cannot provide any estimate of how these activities might affect our future results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote of our Company's shareholders at the 2007 annual meeting of shareholders held on October 10, 2008. Below is a summary of, where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions as to each matter.

Description of Matter		For		Authority Withheld
1.	Election of Directors
	Jack O. Vance	30,784,328		655,722
	Thomas Lacey	30,860,187		579,863
	Mary B. Cranston	30,867,405		572,645
	Ronald M. Ruzic	24,109,909		358,242
	William T. Vinson	24,106,209		361,942
	Yoram (Jerry) Wind	24,109,800		358,351
In addition, the terms of office of the following directors continued after the 2007 annual meeting: Dr. Rochus E. Vogt, Richard J. Dahl, Dr. James D. Plummer, Robert S. Attiyeh, and Oleg Khaykin.
		For	Against	Abstentions
2.	Ratification of the Appointment of PricewaterhouseCoopers LLP as our Company's Independent Registered Public Accounting Firm For Fiscal Year 2008	54,617,059	702,454	588,688
		For	Against	Abstentions
3.	Stockholder Proposal Regarding Compensation Recoupment Policy	25,339,572	26,771,703	3,796,926
		For	Against	Abstentions
4.	Stockholder Proposal to Amend Bylaws to Require 2008 Annual Meeting be held No Later Than December 21, 2008	9,854,249	45,991,016	62,936
		For	Against	Abstentions
5.	Stockholder Proposal to Amend Bylaws to Provide for Majority Stockholder Vote to Adjourn Stockholders Meeting	25,919,315	29,838,730	150,156
		For	Against	Abstentions
6.	Stockholder Proposal to Amend Bylaws to Repeal Amendments to the Bylaws Made After February 29, 2008	25,899,317	29,731,695	277,189

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
4.1

Fourth Amendment to the Amended and Restated Rights Agreement, dated as of October 12, 2008, between the Company and Mellon Investor Services LLC (F/K/A/ ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on October 14, 2008)

10.1

Form of Indemnification Agreement approved for directors and executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 19, 2008)

10.2

Letter Agreement executed September 21, 2008 between the Company and Ilan Daskal (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 26, 2008)

10.3

Severance Agreement executed September 21, 2008 between the Company and Ilan Daskal (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 26, 2008)

10.4

Amendment No. 1 to Consulting Agreement dated October 16, 2008, between the Company and Pahl Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on October 22, 2008)

10.5

Letter Agreement Amendment, executed October 22, 2008, between the Company and Peter B. Knepper (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 22, 2008)

10.6	Form of Non-Employee Director Option Agreement*
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Denotes document submitted herewith.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: November 6, 2008	/s/ ILAN DASKAL Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
NOTE REGARDING FORWARD-LOOKING STATEMENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2008
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS
SIGNATURES