Form 10-Q
period 2008-12-31
INTERNATIONAL RECTIFIER CORP /DE/
filed 2009-02-06
CIK 316793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

        There were 72,261,500 shares of the registrant's common stock, par value $1.00 per share, outstanding on January 30, 2009.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues	$189,746	$262,736	$434,220	$528,930
Cost of sales	125,403	170,683	273,485	339,492

Gross profit	64,343	92,053	160,735	189,438
Selling and administrative expense	61,559	69,778	126,868	136,585
Research and development expense	24,901	28,759	49,618	56,655
Amortization of acquisition-related intangible assets	1,098	377	2,195	757
Asset impairment, restructuring and other charges	48,976	7	49,447	42

Operating (loss)	(72,191)	(6,868)	(67,393)	(4,601)
Other expense, net	10,626	1,305	25,208	7,434
Interest expense (income), net	769	(7,829)	(4,291)	(15,722)

(Loss) income before income taxes	(83,586)	(344)	(88,310)	3,687
Provision for (benefit from) income taxes	102,475	(657)	102,207	(7,039)

Net (loss) income	$(186,061)	$313	$(190,517)	$10,726

Net (loss) income per common share—basic	$(2.56)	$0.00	$(2.62)	$0.15

Net (loss) income per common share—diluted	$(2.56)	$0.00	$(2.62)	$0.15

Average common shares outstanding—basic	72,692	72,814	72,737	72,813

Average common shares and potentially dilutive securities outstanding—diluted	72,692	73,151	72,737	73,172

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net (loss) income	$(186,061)	$313	$(190,517)	$10,726

Other comprehensive loss :
Foreign currency translation adjustments	(60,774)	(6,045)	(84,645)	(1,285)
Unrealized gains and losses on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $0, $(97), $0 and $(168), respectively	5,611	(1,175)	(853)	(18,937)
Unrealized holding gains (losses) on foreign currency forward contract, net of tax effect of $0 in all periods	—	846	—	(2,303)
Reclassification adjustments of net losses (gains) on foreign currency forward contract	113	(199)	(83)	(820)

Other comprehensive loss	(55,050)	(6,573)	(85,581)	(23,345)

Comprehensive loss	$(241,111)	$(6,260)	$(276,098)	$(12,619)

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2008 (Unaudited)	June 30, 2008(1)
Assets
Current assets:
Cash and cash equivalents	$399,390	$320,464
Restricted cash	2,925	4,341
Short-term investments	112,209	101,739
Trade accounts receivable, net	86,997	105,384
Inventories	175,508	175,856
Current deferred tax assets	7,425	13,072
Prepaid expenses and other receivables	54,861	43,993

Total current assets	839,315	764,849
Restricted cash	15,080	15,012
Long-term investments	170,359	303,680
Property, plant and equipment, net	394,652	534,098
Goodwill	98,822	98,822
Acquisition-related intangible assets, net	14,030	16,225
Long-term deferred tax assets	467	89,576
Other assets	40,913	52,650

Total assets	$1,573,638	$1,874,912

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$62,525	$77,653
Accrued salaries, wages and commissions	21,930	33,022
Accrued income taxes	37,982	30,943
Current deferred tax liabilities	2,266	2,266
Other accrued expenses	91,866	103,355

Total current liabilities	216,569	247,239
Long-term deferred tax liabilities	13,874	4,828
Deferred gain on divestiture	116,341	112,609
Other long-term liabilities	55,372	59,285

Total liabilities	402,156	423,961

Commitments and contingencies
Stockholders' equity:
Common shares	72,928	72,826
Capital contributed in excess of par value of shares	975,878	971,920
Treasury stock, at cost	(7,431)	—
Retained earnings	148,429	338,946
Accumulated other comprehensive (loss) income	(18,322)	67,259

Total stockholders' equity	1,171,482	1,450,951

Total liabilities and stockholders' equity	$1,573,638	$1,874,912

(1)
The consolidated balance sheet as of June 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended December 31,
	2008	2007
Cash flow from operating activities:
Net (loss) income	$(190,517)	$10,726
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,840	38,153
Amortization of acquisition-related intangible assets	2,195	757
Stock compensation expense	2,371	7,850
Provision for (recovery of) bad debt	191	(430)
Provision for inventory write-downs	4,935	2,578
Debt retirement charge	—	5,659
Deferred revenue	(2,689)	(11,325)
Deferred income taxes	92,034	1,833
Tax benefit from options exercised	16	118
Excess tax benefit from options exercised	(3)	(81)
Write-down of investments	25,518	868
Impairment of fixed assets	50,824	—
Loss on sale of investments	5,962	—
Changes in operating assets and liabilities, net	(34,133)	(29,359)

Net cash (used in) provided by operating activities	(10,456)	27,347

Cash flow from investing activities:
Additions to property, plant and equipment	(11,065)	(29,689)
Proceeds from sale of property, plant and equipment	181	—
Additions to restricted cash	(68)	(284)
Sale or maturities of investments	225,601	187,053
Purchase of investments	(122,484)	(185,313)
Other, net	—	709

Net cash provided by (used in) investing activities	92,165	(27,524)

Cash flow from financing activities:
Repayments of short-term debt	—	(550,000)
Repayments of obligations under capital lease	—	(273)
Proceeds from exercise of stock options	1,363	174
Excess tax benefit from options exercised	3	81
Reductions (additions) to restricted cash	1,416	(4,341)
Purchase of treasury stock	(7,431)	—
Net settlement of restricted stock units	(228)	—
Other, net	—	(6,946)

Net cash used in financing activities	(4,877)	(561,305)

Effect of exchange rate changes on cash and cash equivalents	2,094	6,847

Net increase (decrease) in cash and cash equivalents	78,926	(554,635)
Cash and cash equivalents, beginning of period	320,464	853,040

Cash and cash equivalents, end of period	$399,390	$298,405

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

Basis of Presentation

        At the beginning of the first quarter of fiscal year 2009, the Company's Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker, refined the definition of the Company's business segments by renaming its Aerospace and Defense ("A&D") segment its HiRel ("HR") segment, combining its previously identified PS segment with its Enterprise Power ("EP") segment and creating a new Automotive Products ("AP") segment which was previously reported within the Energy-Saving Products ("ESP") and Power Management Devices ("PMD") segments. Furthermore, some products that were previously reported under the EP segment moved to PMD. Consequently, the Company now reports in seven segments: EP, PMD, ESP, HR, AP, Intellectual Property ("IP") and Transition Services ("TS"), as described more fully in Note 13, "Segment Information." Prior year segment presentation has been recast to conform with current year presentation.

        The condensed consolidated financial statements have been prepared in accordance with the instructions for preparation of a Quarterly Report on Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and therefore do not include all information and notes normally provided in audited financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, which are located in North America, Europe and Asia. Intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the Company's results of operations, financial position and cash flows have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company's annual audited consolidated financial statements and the notes thereto for the year ended June 30, 2008 included in the Company's Annual Report on

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Form 10-K for the fiscal year ended June 30, 2008 filed with the SEC on September 15, 2008 (the "2008 Annual Report").

Fiscal Year and Quarter

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on a Sunday closest to June 30. The three months ended December 2008 and 2007 consisted of 13 weeks ending on December 28, 2008 and December 30, 2007, respectively. For ease of presenting the accompanying condensed consolidated financial statements, the fiscal December quarter-end for all periods presented is shown as December 31.

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

Out-of-Period Adjustments

        Included in the results for the second quarter of fiscal year 2009 are a number of corrections of prior period errors, some of which increased and some of which decreased net income (loss). Based on the Company's current financial condition and results of operations, management has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current periods to date, both individually and in the aggregate.

Adoption of New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2, "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"), which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 is effective upon initial adoption of SFAS 157. The Company adopted SFAS 157 at the beginning of the first quarter of fiscal year 2009. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

        In October 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values, and the impact was not material.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits the Company to choose to measure certain

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

financial instruments and certain other items at fair value. This statement requires that unrealized gains and losses on items for which the fair value option has been chosen, be reported in earnings. The Company adopted SFAS 159 at the beginning of the first quarter of fiscal year 2009, and the adoption had no material effect on the Company's consolidated financial statements as the Company elected not to measure certain financial instruments and certain other items within the scope of SFAS 159 at fair value.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 became effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards, which was November 15, 2008. SFAS 162 did not have a material impact on the Company's consolidated financial statements.

        In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for all reporting periods ending after December 15, 2008. The Company adopted FSP FAS 140-4 and FIN 46(R)-8 at the end of its second quarter of fiscal year 2009 and the adoption did not require additional disclosures.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development ("R&D") is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning July 1, 2009.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company will adopt the provisions of SFAS 161 for the third quarter of fiscal year 2009. The adoption of these provisions will require additional footnote disclosure but will have no impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3") which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of FSP 142-3 on its consolidated financial statements.

        In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is in the process of evaluating the impact of EITF 08-6 on its consolidated financial statements.

        In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is in the process of evaluating the impact of EITF 08-7 on its consolidated financial statements.

2. Deferred Gain on Divestiture

        On April 1, 2007, the Company completed the sale of its Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million (the "Divestiture"), including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture, a number of matters as discussed in Note 18, "Commitments and Contingencies," raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. As of fiscal year end June 30, 2008, the Company had deferred recognition of the gain on the Divestiture of $112.6 million. At the present time, the Company cannot make a determination as to when these uncertainties will be resolved. During the first quarter of fiscal year 2009, the deferred gain on the Divestiture was increased because certain tax indemnification obligations in respect of divested entities aggregating to $0.3 million ceased to exist through lapsing of a statute of limitation in a foreign tax jurisdiction. During the second quarter of fiscal year 2009, the deferred gain on the Divestiture was further increased by $2.3 million due to a correction of a prior period immaterial error related to certain stock rotation and warranty liabilities and by $1.1 million due to currency translation adjustments on the tax indemnification amount. Consequently, as of December 31, 2008, the Company has a deferred gain on the Divestiture of $116.3 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Fair Value Measurements

        As discussed in Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," the Company adopted SFAS 157 effective the first day of fiscal year 2009. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels (with Level 3 being the lowest) defined as follows:

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

December 31, 2008

3. Fair Value Measurements (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table sets forth, by Level, the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Assets:	Total	(Level 1)	(Level 2)	(Level 3)
U.S. government and agency obligations	$224,726	$119,395	$105,331	$—
Corporate debt	9,057	5,788	3,269	—
Mortgage-backed securities	32,422	—	3,765	28,657
Asset-backed securities	32,845	—	—	32,845
Equity securities	16,074	16,070	—	4
Foreign currency derivatives	(1,718)	—	(1,718)	—

Total	$313,406	$141,253	$110,647	$61,506

Fair value as a percentage of total	100.0%	45.1%	35.3%	19.6%

Level 3 as a percentage of total assets				3.9%

        Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company's condensed consolidated balance sheet as of December 31, 2008 as follows (in thousands):

Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$16,482	$13,393	$3,089	$—
Short-term investments	112,209	67,095	45,114	—
Long-term investments	170,359	44,695	64,162	61,502
Other long-term assets	15,585	16,070	(489)	4
Other accrued expenses	(1,229)	—	(1,229)	—

Total	$313,406	$141,253	$110,647	$61,506

Level 3 Valuation Techniques

        Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At December 31, 2008, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

3. Fair Value Measurements (Continued)

        The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable Level 3 inputs for the three months ended December 31, 2008 (in thousands):

Balance at September 30, 2008	$98,216
Total gains (losses), realized and unrealized:
Included in earnings	(14,549)
Included in other comprehensive loss	3,199
Purchases, sales and settlements, net	(25,360)
Net transfers in (out) of Level 3	—

Balance at December 31, 2008	$61,506

        The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable Level 3 inputs for the six months ended December 31, 2008 (in thousands):

Balance at June 30, 2008	$126,275
Total gains (losses), realized and unrealized:
Included in earnings	(26,287)
Included in other comprehensive loss	8,738
Purchases, sales and settlements, net	(47,220)
Net transfers in (out) of Level 3	—

Balance at December 31, 2008	$61,506

        Losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings as shown above consist of other-than-temporary impairments for investments which are included in other expense and realized losses on sale of securities which are included in interest income.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        During the fiscal quarter ended December 31, 2008, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

4. Investments

        Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive loss net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized on the first-in, first-out basis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4. Investments (Continued)

        Available-for-sale securities as of December 31, 2008 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$6,679	$8	$(5)	$3	$6,682
U.S. government and agency obligations	104,254	1,277	(4)	1,273	105,527

Total short-term investments	$110,933	$1,285	$(9)	$1,276	$112,209

Long-Term Investments:
Corporate debt	$826	$9	$(2)	$7	$833
U.S. government and agency obligations	100,454	3,924	(119)	3,805	104,259
Mortgage-backed securities	32,043	380	(1)	379	32,422
Asset-backed securities	32,791	54	—	54	32,845

Total long-term investments	$166,114	$4,367	$(122)	$4,245	$170,359

        Available-for-sale securities as of June 30, 2008 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Loss	Market Value
Short-Term Investments:
Corporate debt	$34,181	$44	$(103)	$(59)	$34,122
U.S. government and agency obligations	67,507	132	(22)	110	67,617

Total short-term investments	$101,688	$176	$(125)	$51	$101,739

Long-Term Investments:
Corporate debt	$44,031	$205	$(466)	$(261)	$43,770
U.S. government and agency obligations	90,260	1,760	(325)	1,435	91,695
Mortgage-backed securities	96,204	546	(5,492)	(4,946)	91,258
Asset-backed securities	80,023	272	(3,338)	(3,066)	76,957

Total long-term investments	$310,518	$2,783	$(9,621)	$(6,838)	$303,680

        The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies, one of which is a closely held equity security. One of the investments is Nihon Inter Electronics Corporation ("Nihon"), a related party as further discussed in Note 19, "Related Party Transactions." These stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.1 million and $0.1 million for the three months ended December 31, 2008 and 2007, respectively, and $0.3 million and $0.2 million for the six months ended December 31, 2008 and 2007, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4. Investments (Continued)

        The carrying values of the equity investments included in other long-term assets at December 31, 2008 and June 30, 2008 were $16.0 million and $29.2 million, respectively, compared to their purchase cost at December 31, 2008 and June 30, 2008 of $24.9 million and $24.9 million, respectively. Unrealized loss, net of taxes, for the three months ended December 31, 2008 and 2007 was $3.7 million and $0.5 million, respectively, and for the six months ended December 31, 2008 and 2007 was $13.2 million and $11.8 million, respectively, and was included in other comprehensive loss.

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities, for the three months ended December 31, 2008 and 2007 were $10.3 million and $0.6 million, respectively, and for the six months ended December 31, 2008 and 2007 were $25.5 million and $0.9 million, respectively, and were included in other expense.

        The following table summarizes the market value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter (in thousands):

	Securities held in a loss position for less than 12 months at December 31, 2008		Securities held in a loss position for 12 months or more at December 31, 2008		Total in a loss position at December 31, 2008
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$2,564	$(7)	$—	$—	$2,564	$(7)
U.S. government and agency obligations	3,463	(123)	—	—	3,463	(123)
Mortgage-backed securities	338	(1)	—	—	338	(1)
Asset-backed securities	—	—	—	—	—	—

Total	$6,365	$(131)	$—	$—	$6,365	$(131)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

4. Investments (Continued)

	Securities held in a loss position for less than 12 months at June 30, 2008		Securities held in a loss position for 12 months or more at June 30, 2008		Total in a loss position at June 30, 2008
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$37,473	$(485)	$6,182	$(84)	$43,655	$(569)
U.S. government and agency obligations	32,026	(347)	—	—	32,026	(347)
Mortgage-backed securities	43,297	(5,077)	1,893	(415)	45,190	(5,492)
Asset-backed securities	31,567	(2,915)	4,920	(423)	36,487	(3,338)

Total	$144,363	$(8,824)	$12,995	$(922)	$157,358	$(9,746)

        The amortized cost and estimated fair value of investments at December 31, 2008, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$105,649	$106,924
Due in 1 - 2 years	57,161	58,752
Due in 2 - 5 years	54,965	57,205
Due after 5 years	59,272	59,687

Total investments	$277,047	$282,568

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains were $2.7 million and $3.1 million for the three and six months ended December 31, 2008, respectively, and gross realized (losses) were $(7.8) million and $(9.1) million for the three and six months ended December 31, 2008, respectively. Gross realized gains were $0.1 million and $0.3 million for the three and six months ended December 31, 2007, respectively, and gross realized (losses) were $(0.2) million and $(0.6) million for the three and six months ended December 31, 2007, respectively.

        During the three and six months ended December 31, 2008, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $15.4 million and $29.6 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

5. Supplemental Cash Flow Disclosures

        Components of the changes in operating assets and liabilities for the six months ended December 31, 2008 and 2007 were comprised of the following (in thousands):

	Six Months Ended December 31,
	2008	2007
Trade accounts receivable	$13,433	$29,418
Inventories	(8,744)	35,122
Prepaid expenses and other receivables	(16,552)	15,538
Accounts payable	(12,282)	(35)
Accrued salaries, wages and commissions	(10,068)	2,395
Deferred compensation	694	2,170
Accrued income taxes	9,523	(97,817)
Other accrued expenses	(10,137)	(16,150)

Changes in operating assets and liabilities	$(34,133)	$(29,359)

        Supplemental disclosures of cash flow information (in thousands):

	Six Months Ended December 31,
	2008	2007
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$522	$2,974

6. Inventories

        Inventories at December 31, 2008 and June 30, 2008 were comprised of the following (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$34,452	$34,046
Work-in-process	65,779	67,855
Finished goods	75,277	73,955

Total inventories	$175,508	$175,856

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

7. Goodwill and Acquisition-Related Intangible Assets

        At December 31, 2008 and June 30, 2008, acquisition-related intangible assets included the following (in thousands):

		December 31, 2008			June 30, 2008
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Completed technology	4 - 12	$29,679	$(17,699)	$11,980	$29,679	$(15,803)	$13,876
Customer lists	5 - 12	5,446	(4,322)	1,124	5,446	(4,107)	1,339
Intellectual property and other	5 - 12	7,963	(7,037)	926	7,963	(6,953)	1,010

Total acquisition-related intangible assets		$43,088	$(29,058)	$14,030	$43,088	$(26,863)	$16,225

        As of December 31, 2008, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2009: $2,193; fiscal year 2010: $4,386; fiscal year 2011: $4,125; fiscal year 2012: $1,771; and fiscal year 2013: $231.

        The carrying amount of goodwill by ongoing business segment as of December 31, 2008 and June 30, 2008 was as follows (in thousands):

Business Segment	December 31, 2008	June 30, 2008
Energy-Saving Products	$33,190	$33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	3,793	3,793
Intellectual Property	20,074	20,074

Total goodwill	$98,822	$98,822

        In the fourth quarter of fiscal year 2008, the Company performed its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions, and technology. Based on the results of the annual assessment of goodwill for impairment, the net book value of each of the Company's reporting segments exceeded their estimated fair value determined using a discounted cash flow analysis. Therefore, the Company recorded during the fourth quarter of fiscal year 2008 goodwill impairment charges of $32.6 million. As a result of this impairment, the PMD segment carries no goodwill.

        During the second quarter of fiscal year 2009, the Company performed an interim impairment analysis of the goodwill associated with the Company's reporting units. The interim analysis was performed due to an impairment of a significant asset group (see Note 12, "Asset Impairment, Restructuring and Other Charges") in the second quarter of fiscal year 2009 and a change in the business climate since the fourth quarter of fiscal year 2008. Based on the results of this interim goodwill impairment analysis, the Company concluded that, for each reporting unit, the carrying amount did not exceed its fair value. Therefore, goodwill for each reporting unit was not considered to be impaired as of December 31, 2008 and the second step of the goodwill impairment test was not considered necessary.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

8. Bank Loans and Long-Term Debt

        As of December 31, 2008, the Company had no long-term debt outstanding.

        Revolving Credit Facility

        On November 6, 2006, the Company entered into a five-year multi-currency revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG (the "Facility"). The Facility provided for an expiration date in November 2011 and a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Under the Facility, up to $75.0 million could be used for standby letters of credit and up to $10.0 million could be used for swing-line loans. Interest under the Facility was at (i) local currency rates plus (ii) a margin between 0.0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on the Company's senior leverage ratio. The annual commitment fee for the Facility ranged between 0.175 percent and 0.25 percent of the unused portion of the total Facility, depending upon the Company's senior leverage ratio. In connection with the Facility, the Company pledged as collateral shares of certain of its subsidiaries, and certain of the Company's subsidiaries have guaranteed the Facility. The Facility, as amended, also contained certain financial and other covenants.

        The Facility was amended by certain amendments pursuant to which the Company's lenders agreed that the Company would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than November 30, 2008. In addition, pursuant to the amendments, the lenders had no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until, among other things, the lenders received the Company's audited consolidated financial statements, reasonably satisfactory to the lenders, and no other default (as defined in the Facility) existed. The Company agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders.

        Following discussions with the lenders concerning the terms and cost that would apply under current market conditions to potentially reinstate the lenders' obligation to extend the credit under the Facility, and considering the Company's current liquidity position, the Company terminated the commitments of the lenders to provide further obligations effective as of November 28, 2008. In connection therewith, on November 26, 2008, the Company and the lenders entered into a letter agreement providing for the termination of the obligations of each of the parties under the Facility (except for those obligations which by their terms expressly survive termination) upon the payment by the Company of the outstanding fees under the Facility, and the Facility terminated on November 28, 2008. The payment of outstanding fees did not include any early termination fees. During the second quarter of fiscal year 2009, the Company reduced its outstanding letters of credit from $4.3 million to $2.9 million. At December 31, 2008, the $2.9 million of outstanding letters of credit were outside the Facility. These letters of credit are secured by cash collateral provided by the Company in an amount equal to their face amount.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

9. Other Accrued Expenses

        Other accrued expenses at December 31, 2008 and June 30, 2008 were comprised of the following (in thousands):

	December 31, 2008	June 30, 2008
Sales returns	$30,726	$40,850
Accrued accounting and legal costs	21,365	18,884
Accrued compensation	6,825	6,679
Transition services contract liability	6,667	6,667
Deferred revenue	4,637	7,326
Accrued sales and other taxes	3,359	1,583
Accrued divestiture transaction costs	3,301	3,101
Accrued warranty	2,491	2,672
Accrued utilities	1,850	2,320
Short-term severance liability	688	1,091
Other	9,957	12,182

Total other accrued expenses	$91,866	$103,355

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

        The following table details the changes in the Company's warranty reserve for the six months ended December 31, 2008, which is included in other accrued liabilities (in thousands):

Accrued warranty, June 30, 2008	$2,672
Accruals for warranties issued during the period	2,065
Changes in estimates related to pre-existing warranties	1,753
Warranty claim settlements	(3,999)

Accrued warranty, December 31, 2008	$2,491

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

10. Other Long-Term Liabilities

        Other long-term liabilities at December 31, 2008 and June 30, 2008 were comprised of the following (in thousands):

	December 31, 2008	June 30, 2008
Income taxes payable	$22,220	$21,147
Divested entities' tax obligations	19,340	20,734
Deferred compensation	8,053	9,326
Transition services contract liability	1,667	5,000
Other	4,092	3,078

Total other long-term liabilities	$55,372	$59,285

11. Stock-Based Compensation

        The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the six months ended December 31, 2008 (in thousands, except per share price data):

	Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2008	9,360	$40.43	—	$2,568
Granted	1,829	$16.69	$6.65	—
Exercised	(79)	$17.35	—	$116
Expired	(1,785)	$41.00	—	—

Outstanding, December 31, 2008	9,325	$35.88	—	$928

        For the six months ended December 31, 2008 and 2007, the Company received $1.4 million and $0.2 million, respectively, for stock options exercised. The total tax benefit realized for the tax deductions from stock options exercised was $0.02 million and $0.1 million for the six months ended December 31, 2008 and 2007, respectively.

        The following table summarizes the Restricted Stock Unit ("RSU") activities for the six months ended December 31, 2008 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 30, 2008	1	$48.10	$13
Granted	430	$17.55	—
Exercised	(42)	$12.64	$512

Outstanding, December 31, 2008	389	$18.14	$5,131

        The Company's employee stock option plan permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the six months ended December 31,

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

11. Stock-Based Compensation (Continued)

2008, the Company withheld RSUs representing 18,952 shares to fund a grantee's income tax obligations.

        Additional information relating to the stock option plans, including employee stock options and RSUs at December 31, 2008 and June 30, 2008 is as follows (in thousands):

	December 31, 2008	June 30, 2008
Options exercisable	7,191	8,621
Options available for grant	2,735	4,440
Total reserved common stock shares for stock option plans	12,449	13,800

        The Company's employee stock option plan typically provides terminated employees a period of thirty (30) days from the date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123 (Revised 2004) "Share-Based Payment," the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of operations in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a net credit of $0.3 million and $0.6 million for the three and six months ended December 31, 2008, respectively, compared to a charge of $3.6 million and $1.8 million for the three and six months ended December 31, 2007, respectively. The aggregate fair value of the liability awards included in other accrued expenses was $0.01 million at December 31, 2008.

        For the three and six months ended December 31, 2008 and 2007, stock-based compensation expense associated with the Company's stock options and RSUs is as follows (in thousands):

	December 31, 2008		December 31, 2007
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Cost of sales	$—	$134	$380	$388
Selling and administrative expense	897	1,405	5,802	6,084
Research and development expense	284	832	1,230	1,378

Total stock-based compensation expense	$1,181	$2,371	$7,412	$7,850

        During the second quarter of fiscal year 2009, a one-time $1.8 million decrease in stock option expense was recorded due to a correction of an immaterial error in accounting for stock options issued in prior periods. This one-time decrease primarily affected selling and administrative expense.

        The total unrecognized compensation expense for outstanding stock options and RSUs was $21.1 million as of December 31, 2008, and will be recognized, in general, over three years, except for one stock option award and RSU award made to the CEO. The awards to the CEO (which are included in the awards disclosed above), include an option to purchase 750,000 shares and an award of RSUs in the amount of 250,000 shares made to the CEO during fiscal year 2008 as provided for under

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

11. Stock-Based Compensation (Continued)

his employment agreement. The Company estimated the value of the option awards for the CEO by using the Black-Scholes options pricing model with the following assumptions: (i) an expected life of the award of 4.6 years; (ii) risk free rate of 3.2 percent; (iii) Company stock price volatility of 45.0 percent and (iv) an annual dividend yield on the Company's common stock of 0.0 percent. The total unrecognized compensation expense for these grants was $9.7 million as of December 31, 2008, and will be recognized over 4.6 years. The weighted average number of years to recognize the total compensation expense (including that of the CEO) is 2.0 years.

        The fair value of the options associated with the above compensation expense for the three and six months ended December 31, 2008 and 2007, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended December 31,
	2008	2007
Expected life	3.9 years	N/A
Risk free interest rate	2.5%	N/A
Volatility	54.5%	N/A
Dividend yield	0.0%	N/A

12. Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination and relocation of employees and other related activities. Asset impairment, restructuring and other charges include program-specific exit costs recognized pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance benefits pursuant to an ongoing benefit arrangement recognized pursuant to SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and special termination benefits recognized pursuant to SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, research and development or selling and administrative expense, depending upon the classification and function of the employee terminated. Restructuring costs were expensed during the period in which all requirements of recognition were met.

        Asset write-downs are principally related to facilities and equipment that will not be used subsequent to the completion of exit or downsizing activities being implemented, and cannot be sold for amounts in excess of carrying value. The Company recognizes asset impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). In determining the asset groups for the purpose of calculating write-downs, the Company groups assets at the lowest level for which identifiable cash flow information is largely independent of the cash flows of other assets and liabilities. In determining whether an asset was impaired the Company evaluates estimated undiscounted future cash flows and other factors such as changes in strategy and technology. An indicator of impairment loss exists if the estimated undiscounted future cash flows from the initial analysis are less than the carrying amount of the asset group. The Company then determines the fair value of the asset group using the present value technique, by applying to the estimated future cash flows a discount rate that is consistent with the rate used when analyzing potential acquisitions.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

        Asset impairment, restructuring and other charges represent costs related primarily to the following:

  •
  Newport Fabrication Facility Asset Impairment

  •
  PCS Divestiture Initiative

  •
  Research and Development Facility Closure Initiative

        The following table summarizes restructuring and related charges incurred during the three and six months ended December 31, 2008 and 2007 and recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$48,885	$—	$48,885	$—
Severance	31	7	382	7
Other charges	60	—	180	35

Total asset impairment, restructuring and other charges	$48,976	$7	$49,447	$42

        The following table summarizes changes in the Company's severance accrual for the six months ended December 31, 2008 (in thousands):

Accrued severance, June 30, 2008	$1,091
Charged to asset impairment, restructuring and other charges	382
Charged to operating expenses	4,891
Costs paid	(5,649)
Foreign exchange gains	(27)

Accrued severance, December 31, 2008	$688

Newport Fabrication Facility Asset Impairment

        In the second quarter of fiscal year 2009, after evaluating its manufacturing capabilities, the Company decided to reduce the size of one of its two wafer fabrication factories at its Newport, Wales facility, in order to reduce the Company's manufacturing costs and respond to a decline in market demand. The Company estimates this manufacturing consolidation plan will be completed by December 31, 2009. The Company estimates it will incur cash charges of approximately $4.0 million associated with this initiative through December 31, 2009.

        Related to the Company's Newport manufacturing facility consolidation plan which impacted one of its two wafer fabrication facilities on the site, the Company recorded an asset impairment charge of $48.9 million, reducing the net book value of the factory's assets from $56.2 million to $7.4 million during the second quarter of fiscal year 2009. Assets with a book value of $19.4 million were removed from service in December 2008 and written down to their fair market value of $3.8 million. The remaining assets were written down by $33.3 million from a net book value of $36.9 million based on the estimated discounted future cash flows of the asset group, which the Company determined to be the individual fabrication factory at the Newport facility. The asset impairment did not impact any specific business segment.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

        In addition to the Newport facility asset impairment of $48.9 million, during the second quarter of fiscal year 2009, the Company recorded an asset impairment of $1.9 million related to assets removed from service in its Tijuana, Mexico and other contract manufacturing facilities. Since the decision to remove these assets from service was in response to a reduction in demand and not related to an exit activity, the associated asset impairment charge was recorded in cost of sales, not in asset impairment, restructuring and other charges.

PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, the Company terminated approximately 100 former PCS Business employees. The Company also terminated other operating and support personnel to streamline the organization in connection with the Divestiture.

        The following illustrates the charges the Company recorded in the three and six months ended December 31, 2008 and 2007 related to its PCS Divestiture restructuring initiative (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	—	7	—	7
Other charges	—	—	—	35

Total asset impairment, restructuring and other charges	$—	$7	$—	$42

Research and Development Facility Closure Initiative

        In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $13.1 million. Of this amount, approximately $11.2 million represents the cash outlay related to this initiative. The Company estimates that the closure and exiting of these two facilities will be completed by the end of the fourth quarter of fiscal year 2011.

        The following illustrates the charges the Company recorded in the three and six months ended December 31, 2008 and 2007 related to its Research and Development Facility Closure initiative (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	31	—	382	—
Other charges	60	—	180	—

Total asset impairment, restructuring and other charges	$91	$—	$562	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12. Asset Impairment, Restructuring and Other Charges (Continued)

El Segundo Fabrication Facility Closure Initiative

        In the second quarter of fiscal year 2009, the Company adopted a plan for the closure of its El Segundo, California fabrication facility. No costs associated with this decision were recorded in the second quarter of fiscal year 2009. The Company will incur costs in future periods associated with closing and exiting this facility and transferring manufacturing technologies to its Temecula, California wafer fabrication facility. These expenditures are forecasted to total approximately $19.3 million and include severance, equipment relocation and product qualification costs, facility decommissioning costs and new capital equipment expenditures at its Temecula wafer fabrication facility. The actual expenditures may vary based on a number of factors. Of the $19.3 million in forecasted expenditures, we estimate approximately $17.8 million will represent the cash outlays related to this initiative. The Company estimates the closure and exiting of this facility will be completed by the end of calendar year 2010. Since the assets in the Company's El Segundo fabrication facility are almost fully depreciated, the net book value of the building and equipment at the facility as of December 31, 2008 was approximately $2.0 million. The Company reviewed the cash flows associated with the remaining life of the facility's assets and determined that no additional asset impairment was required.

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

  •
  The ESP segment includes the Company's HVICs, digital control ICs, micro-electronic relay ICs, motion control modules and IGBTs. ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light-emitting diodes; and consumer applications such as plasma televisions, liquid crystal display ("LCD") television and class D audio systems. These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

  •
  The HR segment includes the Company's RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and the Company's RAD-Hard™ DC/DC converters as well as other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines, and other defense and high-reliability applications including an expanding interest in heavy industry and biomedical. HR's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in naturally harsh environments like space and undersea as well as

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

13. Segment Information (Continued)

    applications that require a high level of reliability to address issues of safety, cost of failure or difficulty in replacement, like medical applications.

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

  •
  The AP segment consists of the Company's automotive qualified HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs. These products were previously reported in the ESP and PMD segments. The AP segment products are focused solely on automotive customers and applications that require a high level of reliability, quality and performance. The Company's automotive product portfolio provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions. The Company's automotive expertise comprises supplying products for AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection in diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems in micro, mild, full and plug hybrids or electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient ("PTC") heater, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning ("HVAC") and rear wipers. The Company's automotive designs address both application-specific solutions (application-specific integrated circuits ("ASICs") and application-specific standard parts ("ASSPs")) and generic high volume products for multi original equipment manufacturer ("OEM") platform usage.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

13. Segment Information (Continued)

  •
  The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Divestiture. On January 15, 2009, the Company received written notification from Vishay terminating certain wafer processing services under the Transition Product Services Agreement ("TPSA") effective April 30, 2009, unless the parties otherwise agree in writing to an earlier date. The revenue from such terminating services represents a majority of the revenue reported under the TS segment.

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

        For the three and six months ended December 31, 2008 and 2007, revenue and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended December 31, 2008			Three Months Ended December 31, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$64,134	33.8%	19.4%	$87,060	33.2%	16.3%
Energy-Saving Products	39,422	20.8	43.3	45,945	17.5	45.6
HiRel	39,433	20.8	56.7	41,599	15.8	56.3
Automotive Products	13,474	7.1	27.9	20,528	7.8	33.6
Enterprise Power	19,350	10.2	42.4	42,252	16.1	39.5

Ongoing customer segments total	175,813	92.7	36.3	237,384	90.4	34.6
Intellectual Property	2,594	1.3	100.0	9,805	3.7	100.0

Ongoing segments total	178,407	94.0	37.3	247,189	94.1	37.2
Transition Services	11,339	6.0	(18.6)	15,547	5.9	0.7

Consolidated total	$189,746	100.0%	33.9%	$262,736	100.0%	35.0%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

13. Segment Information (Continued)

	Six Months Ended December 31, 2008			Six Months Ended December 31, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$137,912	31.7%	20.5%	$182,163	34.4%	23.7%
Energy-Saving Products	85,558	19.7	43.1	78,964	14.9	40.3
HiRel	76,785	17.7	54.7	78,108	14.8	53.9
Automotive Products	31,067	7.2	31.0	40,457	7.6	34.4
Enterprise Power	56,629	13.0	42.6	98,115	18.6	39.9

Ongoing customer segments total	387,951	89.3	36.3	477,807	90.3	35.6
Intellectual Property	22,561	5.2	100.0	19,098	3.6	100.0

Ongoing segments total	410,512	94.5	39.8	496,905	93.9	38.1
Transition Services	23,708	5.5	(11.4)	32,025	6.1	0.7

Consolidated total	$434,220	100.0%	37.0%	$528,930	100.0%	35.8%

        No single customer accounted for more than ten percent of the Company's consolidated revenue for the three and six months ended December 31, 2008 and 2007.

14. Income Taxes

        Under Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods—an Interpretation of APB Opinion No. 28," the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

        The Company recorded a tax provision of $102.5 million for the second quarter of fiscal year 2009. Approximately $92.8 million relates to valuation allowances recorded against the Company's deferred tax assets. SFAS No. 109, "Accounting for Income Taxes" requires such allowances to be recorded when cumulative and current losses impact the realizability of these assets. The increase in current losses in the second quarter necessitated the reevaluation of the realizability of these assets which led to the recording of the valuation allowance. Approximately $5.6 million is related to increases in the Company's FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48") reserves. In addition, approximately $4.1 million is related to foreign taxes payable.

        As of December 31, 2008, the liability for income tax associated with uncertain tax positions was $82.7 million. If recognized, the liabilities associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $55.2 million which would reduce the Company's future effective tax rate.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

14. Income Taxes (Continued)

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2008, the Company had accrued $37.7 million of interest and penalties related to uncertain tax positions.

        While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes reserves for income taxes represent the most probable outcome. The Company adjusts these reserves, including those for the related interest, in light of changing facts and circumstance.

        The Company's effective tax rate related to continuing operations was (122.8) percent and 190.6 percent for the three months ended December 31, 2008 and 2007, respectively and (115.7) percent and (190.9) percent for the six months ended December 31, 2008 and 2007, respectively. For the three and six months ended December 31, 2008, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (i) valuation allowances recorded on deferred tax assets, impaired securities and other items, (ii) prior period adjustments, (iii) non deferral of income from certain foreign jurisdictions and (iv) an increase in certain FIN 48 reserves.

        On October 3, 2008, U.S. federal legislation was enacted which extended the research and development tax credit provision which allows for retroactive application of R&D tax credits to January 1, 2008. The legislation also extends the R&D credit provision to December 31, 2010. The fiscal year 2009 benefit and the third and fourth quarter of fiscal year 2008 benefit was recorded in the second quarter of fiscal year 2009. A valuation allowance was also recorded against this benefit.

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

15. Net (Loss) Income per Common Share

        Net (loss) income per common share—basic is computed by dividing net (loss) income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net (loss) income per common share—diluted is similar to the computation of net (loss) income per common share—basic except that when dilutive, the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method resulting in the dilution of earnings per share. The Company's use of the treasury stock method reduces the gross number of the dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

15. Net (Loss) Income per Common Share (Continued)

        The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six months ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended December 31, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(186,061)	72,692	$(2.56)
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—

Net loss per common share—diluted	$(186,061)	72,692	$(2.56)

	Three Months Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic	$313	72,814	$0.00
Effect of dilutive securities:
Stock options and restricted stock units	—	337	—

Net income per common share—diluted	$313	73,151	$0.00

	Six Months Ended December 31, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(190,517)	72,737	$(2.62)
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—

Net loss per common share—diluted	$(190,517)	72,737	$(2.62)

	Six Months Ended December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic	$10,726	72,813	$0.15
Effect of dilutive securities:
Stock options and restricted stock units	—	359	—

Net income per common share—diluted	$10,726	73,172	$0.15

16. Environmental Matters

        Federal, state, local and foreign laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes, and on the operation of the Company's facilities and equipment. The Company believes it uses reasonable efforts to maintain a system of compliance and controls for these

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

16. Environmental Matters (Continued)

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

        As part of the environmental review process, the Company has provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to the Company's Temecula, California facility. The Company has taken steps to correct the alleged deficiencies. However, subsequent to the fiscal quarter ended September 30, 2008, the Company received a notification of additional permit violations at such facility, which the Company is investigating. The Company has not yet been assessed any penalties with respect to the disclosures made for its Temecula, California facility; however, in December 2008, the enforcement division for the South Coast Air Quality Management District requested information from the Company for the purposes of determining what further action to take with the matter. The Company is preparing its response to that request.

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

December 31, 2008

16. Environmental Matters (Continued)

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

December 31, 2008

17. Litigation (Continued)

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

        On November 10, 2008, the Company filed a motion to dismiss the SACC on the grounds that plaintiffs had failed to plead with particularity facts raising a strong inference that the individuals who spoke on the Company's behalf during the putative class period knew, or were reckless in not knowing, that the Company's financial statements were inaccurate. Similar motions to dismiss were filed that same day on behalf of the individual defendants. The Company also filed an alternative motion to strike allegations purporting to extend the putative class period to a date earlier than April 29, 2005 or to a date later than May 11, 2007 on the grounds that plaintiffs had failed to plead loss causation as to disclosures issued during that time period. On December 31, 2008, the District Court issued an order granting the Company's motion to dismiss plaintiffs' claim for control person liability and granting, in its entirety, defendant Robert Grant's motion to dismiss. These dismissals were with prejudice. The District Court denied the Company's motion to dismiss the securities fraud count and denied in their entirety motions to dismiss brought by defendants Alex Lidow, McGee and Eric Lidow. On January 7, 2009, the Court issued orders referring the matter for mediation, setting September 1, 2009 as the last day for a settlement conference and January 12, 2010 as the first day of trial. The Company intends to defend against the claims asserted against it vigorously.

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

December 31, 2008

17. Litigation (Continued)

complaint also seeks injunctive relief against the current Board of Directors under a provision of Delaware law that permits shareholders to request the Delaware Court of Chancery to require a corporation to hold an annual shareholders' meeting. The complaint does not seek monetary relief against the Company.

        On November 13, 2008, plaintiff filed a request for dismissal of Count IV of the complaint (which sought an order under Delaware law requiring IR to hold its 2007 shareholder meeting) and as to defendants Oleg Khaykin, Richard J. Dahl, Mary B. Cranston, and Tom Lacey, each of whom previously was named only in connection with Count IV.

        The Company demurred to plaintiff's complaint on December 22, 2008 on the grounds that plaintiff failed to make a demand for litigation or to plead particularized facts establishing that demand is excused, as required by both Delaware and California law. Plaintiff filed an opposition to the Company's demurrer on January 30, 2009. The hearing on the Company's demurrer is scheduled for March 10, 2009.

        The stay of discovery and on responsive pleadings by the individual defendants continues through the date of this report.

        Litigation Arising from Vishay Proposal.    On August 15, 2008, shortly after the Company's disclosure that Vishay had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint named as defendants the Company and all current directors and alleged that the Vishay proposal was unfair and that acceptance of the offer would constitute a breach of fiduciary duty by the board. Five other substantively identical complaints seeking the same relief were filed in the same court and, on October 3, 2008, were consolidated under the caption of the lead case. On October 28, 2008, plaintiffs filed a consolidated amended complaint purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the board breached its fiduciary duty by rejecting the Vishay proposal.

        Also pending before the same court is a related case captioned City of Sterling Heights Police Fire Retirement System v. Dahl, No. BC397326. The City of Sterling complaint, filed August 29, 2008, alleges substantively identical causes of action but is brought nominally on the Company's behalf as a derivative action.

        Briefing on both complaints has been coordinated pursuant to a scheduling order issued by the Court on October 15, 2008. On November 21, 2008, defendants demurred to the complaints on the grounds that plaintiffs in both cases have failed to plead a claim and lack standing to bring the claims on behalf of the Company. In support of the Zhao demurrer, defendants further assert that plaintiffs' claims are derivative, not direct, and that because plaintiffs already have filed with the Court pleadings in which they allege that the Vishay offer was undervalued, they are now estopped from alleging the opposite. Defendants also have moved for a protective order staying discovery in both cases and, in the City of Sterling matter, for an order requiring plaintiff to post a bond in the amount of fifty thousand dollars ($50,000) to help cover the expenses incurred by the Company in defense of the case. The hearing on these motions presently is set for February 18, 2009.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

17. Litigation (Continued)

        The Company intends to defend against the claims asserted against it in these actions vigorously. No trial date has been set for these actions.

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

        On September 10, 2008, Vishay also commenced an action in the Delaware court of Chancery (the "Delaware Action") against the Company and its current directors seeking, among other things: (a) to compel a meeting of shareholders on or before December 21, 2008 to elect Class II directors to fill the positions of those whose terms expire in 2008; (b) a declaration that proposed amendments to the Company's Bylaws are valid under Delaware law and the Company's Certificate of Incorporation; and (c) a mandatory injunction requiring the Company to present such proposed amendments for a vote at the 2007 annual meeting. On October 13, 2008, following the 2007 annual meeting, Vishay withdrew its proposal and filed a Notice of Voluntary Dismissal of its complaint.

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

December 31, 2008

17. Litigation (Continued)

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

        EPC Litigation.    In September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants alleging improper and unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program. The complaint also alleges breach of contract and civil racketeering. In response to the suit, one of the defendants, Aixtron AG, has filed a parallel action against the Company in a German civil court in Aachen, Germany. In addition, certain of the defendants in the EPC case filed motions in the U.S. District Court. On February 2, 2009, that court dismissed the EPC case, granting leave to amend the suit and re-file. The Company intends to vigorously pursue its claims in the action and defend the pending parallel case in Aachen, Germany, and is considering whether to re-file the EPC case in U.S. District Court or file it in the appropriate California Superior Court.

        Angeles. v. Omega.    See Note 16, "Environmental Matters."

        In addition to the above, the Company is involved in certain legal matters that arise in the ordinary course of business including without limitation, litigation involving two of its subcontractor assemblers. The Company intends to pursue its rights and defend against any claims brought by third parties vigorously. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations or cash flows could be materially and adversely affected.

18. Commitments and Contingencies

        In connection with the Divestiture, the Company included in long-term liabilities $19.3 million for certain tax obligations with respect to divested entities. Following the Divestiture, the Company commenced discussions with Vishay regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, the Company did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents, and Vishay has taken the position that the discussion should be deferred pending the disclosure of the results of the Company's prior investigation into certain accounting and financial reporting matters. As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and the Company maintains that the proper application of the contractual formula results in no adjustment to net working capital. The Company does not believe that Vishay's assertions have merit and intends to vigorously defend its position.

        On June 9, 2008, Vishay asserted that it believes certain forecasts it received from the Company during the Divestiture negotiations related to the Automotive Systems Business Unit ("ASBU") of the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

18. Commitments and Contingencies (Continued)

        In connection with Vishay's unsolicited offer, the Company entered into an engagement letter with its financial advisor under which the Company agreed to pay a fee of $10.0 million to its financial advisor, of which $2.0 million was paid in October 2008 and the remaining amount was contingently payable following the Company's 2008 annual meeting of stockholders, which took place January 9, 2009. The Company recorded the entire $10.0 million as part of selling and administrative expenses in the second quarter of fiscal year 2009.

19. Related Party Transactions

        As discussed in Note 4, "Investments," the Company holds as a strategic investment common stock of Nihon, a related party. At December 31, 2008, the Company owned approximately 9.0 percent of the outstanding shares of Nihon. As previously reported, the Company's former Chief Financial Officer was the Chairman of the Board and a director of Nihon until June 28, 2005. In addition, the former general manager of the Company's Japan subsidiary was a director of Nihon until about October 2007 and another member of the Company's Japan subsidiary was a director from June 28, 2005 to June 30, 2008.

        For the three months ended December 31, 2008 and 2007, the Company recorded royalties of approximately $3,000 and $0.02 million and revenues of approximately $0.2 million and $0.1 million from Nihon, respectively. For the six months ended December 31, 2008 and 2007, the Company recorded royalties of approximately $5,000 and $0.04 million and revenues of approximately $0.3 million and $0.3 million from Nihon, respectively.

20. Stock Repurchase Program

        On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company during the second quarter ended December 31, 2008 were purchased in open market transactions through this program.

        The following table relates to purchases of the Company's shares by the Company during the second quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
				(In thousands)
(9/29/08 - 10/26/08)	—	$—	—	$100,000
(10/27/08 - 11/23/08)	90,730	9.84	90,730	99,107
(11/24/08 - 12/28/08)	577,150	11.29	577,150	92,589

Total	667,880	$11.10	667,880	$92,589

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

21. Subsequent Events

        The Company and Vishay (and certain of their respective subsidiary entities) are party to a Transition Product Services Agreement ("TPSA"), pursuant to which, among other things, the Company provides certain semiconductor wafer processing services to Vishay. The revenue received by the Company in connection with the TPSA is reported by the Company as part of its TS segment. On January 15, 2009, the Company received written notification from Vishay terminating certain wafer processing services under the TPSA effective April 30, 2009, unless the parties otherwise agree in writing to an earlier date. The revenue received by the Company from such terminating services represents a majority of the revenue reported under the Company's TS segment.

        As discussed in Note 18, "Commitments and Contingencies," in connection with Vishay's unsolicited offer, the Company entered into an engagement letter with its financial advisor under which the Company agreed to pay a fee of $10.0 million to its financial advisor, of which $2.0 million was paid in October 2008 and the remaining amount was contingently payable following the Company's 2008 annual meeting of stockholders, which took place January 9, 2009. The Company recorded the entire $10.0 million as part of selling and administrative expenses in the second quarter of fiscal year 2009.

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

        During the first half of fiscal year 2009, we have made what we believe to be good progress on our strategic roadmap, particularly in light of the current economic environment, and we are continuing to drive toward our three year overall plan. In particular, we have continued to (i) rebuild our executive management team, (ii) implement targeted cost reductions, (iii) optimize our distribution channels, (iv) focus on accelerating near-term revenue opportunities and (v) look to find and implement additional operational efficiencies. We now believe that our new executive management team is largely complete.

        With the prior period financial restatements and the recent proxy contest and unsolicited purchase offer behind us, we are now focusing on our cost structure. We believe it important to preserve cash during this period of macroeconomic uncertainty, and expect to continue efforts to resize our operating expenses and take other efforts to control costs in view of the current environment.

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

        However, during the quarter ended December 31, 2008, we continued to experience declining demand along with the overall market decline, resulting in a 22.4 percent decline in revenue in the quarter compared to the prior quarter. However, during the quarter, we reduced our production output and ended the quarter with flat inventory levels compared to our prior quarter. We expect demand visibility to remain uncertain, and we are closely monitoring our production levels and shipments to our channel partners to ensure that our manufacturing output matches our customer demand.

        We are proceeding with our plans to consolidate our manufacturing sites in order to reduce our costs. During the quarter, we decided to reduce the size of our Newport, Wales wafer fabrication facility, and we estimate achieving savings from this initiative of about $8.0 million per year beginning in calendar year 2010. We also decided to close our El Segundo, California wafer fabrication facility which we estimate will be completed by the end of calendar year 2010. We estimate that this factory closure will save us about $12.7 million per year beginning in calendar year 2011.

        In addition to reducing our manufacturing costs, we will continue our efforts to align our operating expense structure with our revenue levels. Although we plan to reduce our manufacturing and selling and administrative costs in the near term, we expect to maintain our investment levels in new product development in order to meet our longer term revenue goals.

Results of Operations

Segments

        At the beginning of the first quarter of fiscal year 2009, our Chief Executive Officer ("CEO"), who is our Chief Operating Decision Maker, refined the definition of our Company's business segments by renaming our Aerospace and Defense ("A&D") segment as our HiRel ("HR") segment, combining our previously identified PS segment with our Enterprise Power ("EP") segment and creating a new Automotive Products ("AP") segment which was previously reported within the Energy-Saving Products ("ESP") and Power Management Devices ("PMD") segments. Furthermore, some products that were previously reported under the EP segment are now reported under the PMD segment. Consequently, we now report in seven segments: EP, PMD, ESP, HR, AP, IP, and TS. Prior year segment presentation has been recast to conform with current year presentation.

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

  •
  The ESP segment includes our HVICs, digital control ICs, micro-electronic relay ICs, motion control modules, and IGBTs. ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light-emitting diodes; and consumer applications such as plasma televisions, liquid crystal display ("LCD") television and class D audio systems. These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

  •
  The HR segment includes our RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and our RAD-Hard™ DC/DC converters as well as other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines, and other defense and high-reliability applications including an expanding interest in heavy industry and biomedical. HR's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in naturally harsh environments like space and undersea as well as applications that require a high level of reliability to address issues of safety, cost of failure or difficulty in replacement, like medical applications.

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

  •
  The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Divestiture. On January 15, 2009, we received written notification from Vishay terminating certain wafer processing services under the Transition Product Services Agreement ("TPSA") effective April 30, 2009, unless the parties otherwise agree in writing to an earlier date. The revenue received by us from such terminating services represents a majority of the revenue reported under our TS segment. We therefore expect revenues in our TS segment to decline significantly in the fiscal quarter ending June 30, 2009.

Selected Operating Results

        The following table sets forth certain operating results for the three and six months ended December 31, 2008 and 2007 as a percentage of revenues (in millions, except percentages):

	Three Months Ended December 31,				Six Months Ended December 31,
	2008		2007		2008		2007
Revenues	$189.7	100.0%	$262.7	100.0%	$434.2	100.0%	$528.9	100.0%
Cost of sales	125.4	66.1	170.6	65.0	273.5	63.0	339.5	64.2

Gross profit	64.3	33.9	92.1	35.0	160.7	37.0	189.4	35.8
Selling and administrative expense	61.6	32.4	69.8	26.5	126.9	29.2	136.6	25.8
Research and development expense	24.9	13.1	28.8	11.0	49.6	11.4	56.7	10.7
Amortization of acquisition-related intangible assets	1.0	0.6	0.4	0.1	2.1	0.5	0.7	0.1
Asset impairment, restructuring and other charges	48.9	25.8	—	—	49.4	11.4	—	—

Operating loss	(72.1)	(38.0)	(6.9)	(2.6)	(67.3)	(15.5)	(4.6)	(0.8)
Other expense, net	10.6	5.7	1.3	0.5	25.2	5.8	7.4	1.4
Interest expense (income), net	0.8	0.4	(7.8)	(3.0)	(4.3)	(1.0)	(15.7)	(3.0)

(Loss) income before income taxes	(83.5)	(44.1)	(0.4)	(0.1)	(88.2)	(20.3)	3.7	0.8
Provision for (benefit from) income taxes	102.5	54.0	(0.7)	(0.1)	102.3	23.6	(7.0)	(1.2)

Net (loss) income	$(186.0)	(98.1)%	$0.3	0.0%	$(190.5)	(43.9)%	$10.7	2.0%

Results of Operations for the Three and Six Months Ended December 31, 2008 compared with the Three and Six Months Ended December 31, 2007

Revenue and Gross Margin

        Ongoing segment revenue, which excludes the TS segment, for the three and six months ended December 31, 2008 was $178.4 million and $410.5 million, respectively, compared to $247.2 million and $496.9 million in the comparable three and six months ended December 31, 2007, respectively. During this period, revenues decreased by 27.8 percent and 17.4 percent for the three and six months ended December 31, 2008, respectively, compared to the three and six months ended December 31, 2007, respectively. The decline for the three and six months ended December 31, 2008 was primarily due to a continuous slowdown in the economy, customer draw down of inventories and lower sales of our game station related products. Sales declined in most of our segments in the quarterly and year-to-date comparison, except for year-to-date ESP which had higher than normal product returns in fiscal year 2008 that did not repeat in fiscal year 2009 and year-to-date IP which had a one-time extension of a patent license agreement with one of our principal licensees in the first quarter of fiscal year 2009.

        Ongoing segment gross margin increased to 37.3 percent for the three months ended December 31, 2008 compared to 37.2 percent for the three months ended December 31, 2007, and to 39.8 percent for the six months ended December 31, 2008 compared to 38.1 percent in the six months ended December 31, 2007. Our quarterly gross margin slightly increased primarily due to a margin improvement in our PMD segment and a proportional increase as a percentage of total revenue of our higher margin ESP and HR segments, offset by a $7.2 million decrease in royalty revenue due to the expiration of our broadest MOSFET patents. Our year-to-date gross margin improved primarily due to a $3.5 million increase in royalty revenue driven by a one-time extension of a patent license agreement with one of our principal licensees in the first quarter of fiscal year 2009 and higher than normal product returns in the six months ended December 31, 2007 that did not repeat in the six months ended December 31, 2008.

        Revenue and gross margin by business segments are as follows (in thousands, except percentages):

	Three Months Ended December 31, 2008			Three Months Ended December 31, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$64,134	33.8%	19.4%	$87,060	33.2%	16.3%
Energy-Saving Products	39,422	20.8	43.3	45,945	17.5	45.6
HiRel	39,433	20.8	56.7	41,599	15.8	56.3
Automotive Products	13,474	7.1	27.9	20,528	7.8	33.6
Enterprise Power	19,350	10.2	42.4	42,252	16.1	39.5

Ongoing customer segments total	175,813	92.7	36.3	237,384	90.4	34.6
Intellectual Property	2,594	1.3	100.0	9,805	3.7	100.0

Ongoing segments total	178,407	94.0	37.3	247,189	94.1	37.2
Transition Services	11,339	6.0	(18.6)	15,547	5.9	0.7

Consolidated total	$189,746	100.0%	33.9%	$262,736	100.0%	35.0%

	Six Months Ended December 31, 2008			Six Months Ended December 31, 2007
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$137,912	31.7%	20.5%	$182,163	34.4%	23.7%
Energy-Saving Products	85,558	19.7	43.1	78,964	14.9	40.3
HiRel	76,785	17.7	54.7	78,108	14.8	53.9
Automotive Products	31,067	7.2	31.0	40,457	7.6	34.4
Enterprise Power	56,629	13.0	42.6	98,115	18.6	39.9

Ongoing customer segments total	387,951	89.3	36.3	477,807	90.3	35.6
Intellectual Property	22,561	5.2	100.0	19,098	3.6	100.0

Ongoing segments total	410,512	94.5	39.8	496,905	93.9	38.1
Transition Services	23,708	5.5	(11.4)	32,025	6.1	0.7

Consolidated total	$434,220	100.0%	37.0%	$528,930	100.0%	35.8%

        PMD revenue for the three months ended December 31, 2008 decreased by 26.3 percent from the three months ended December 31, 2007. PMD revenue for the six months ended December 31, 2008 decreased by 24.3 percent from the six months ended December 31, 2007. The year-over-year and year-to-date decrease in revenue for our PMD products was due to a continuous slowdown in the market, a continued decline in demand for notebooks and other consumer related products as well as erosion of our older generation product revenue. Gross margin for the PMD segment increased to 19.4 percent and decreased to 20.5 percent for the three and six months ended December 31, 2008, respectively, from 16.3 percent and 23.7 percent in the three and six months ended December 31, 2007, respectively. The year-over-year increase in gross margin was due to lower manufacturing cost including a benefit from favorable exchange rates at our Newport, Wales facility. The year-to-date decline was primarily due to a decline in average selling price and increased production costs primarily due to severance related expenses and lower utilization of our capacity.

        ESP revenue for the three months ended December 31, 2008 decreased by 14.2 percent from the three months ended December 31, 2007. ESP revenue for the six months ended December 31, 2008 increased by 8.4 percent from the six months ended December 31, 2007. The year-over-year revenue decrease was due to a continuous slowdown in the market and a year-over-year decline for our industrial and consumer appliances related products. The year-to-date revenue increase was due to returns and channel inventory reductions in the fiscal quarter ended December 31, 2007 that did not repeat in fiscal quarter ended December 31, 2008. Gross margin for the ESP segment was 43.3 percent and 45.6 percent for the three months ended December 31, 2008 and 2007, respectively, and 43.1 percent and 40.3 percent for the six months ended December 31, 2008 and 2007, respectively. The year-over-year gross margin decline was primarily due to higher than normal manufacturing costs mainly due to lower utilization of our capacity. The year-to-date gross margin improvement was primarily due to higher margin product returns in fiscal year 2008 that did not repeat in fiscal year 2009 and higher average selling prices partially offset by higher production costs due to lower utilization of capacity.

        HR revenue for the three months ended December 31, 2008 decreased by 5.2 percent from the three months ended December 31, 2007. Revenue for the six months ended December 31, 2008 decreased by 1.7 percent from the six months ended December 31, 2007. This revenue decrease was primarily due to lower sales of our satellite-related products. Gross margin for the HR segment increased to 56.7 percent for the three months ended December 31, 2008, from 56.3 percent in the three months ended December 31, 2007, and increased to 54.7 percent for the six months ended December 31, 2008, from 53.9 percent for the six months ended December 31, 2007. The year-over-year increase in gross margin was primarily due to increased sales of higher margin HR products. The year-to-date increase in margin is attributable to a one-time design change and expedite fee for a major customer which commands a significantly higher margin than the base business in the first quarter of fiscal year 2009, partially offset by lower average selling prices.

        AP revenue for the three months ended December 31, 2008 decreased by 34.4 percent from the three months ended December 31, 2007. Revenue for the six months ended December 31, 2008 decreased by 23.2 percent from the six months ended December 31, 2007. The year-over-year and year-to-date revenue decline was due to a slowdown in the automotive industry and production cuts in the U.S. market. Gross margin for the AP segment decreased to 27.9 percent for the three months ended December 31, 2008, from 33.6 percent in the three months ended December 31, 2007, and to 31.0 percent for the six months ended December 31, 2008, from 34.4 percent for the six months ended December 31, 2007. The year-over-year and year-to-date decline in gross margin was due to higher than normal manufacturing costs driven by lower production volume and lower capacity utilization, partially offset by a higher average selling price.

        EP revenue for the three months ended December 31, 2008 decreased by 54.2 percent from the three months ended December 31, 2007. Revenue for the six months ended December 31, 2008 decreased by 42.3 percent from the six months ended December 31, 2007. This decrease was primarily due to lower sales of our game station related products and reduced content in our newer game station parts. Gross margin for the EP segment increased to 42.4 percent for the three months ended December 31, 2008, from 39.5 percent in the three months ended December 31, 2007, and to 42.6 percent for the six months ended December 31, 2008, from 39.9 percent for the six months ended December 31, 2007. Year-over-year and year-to-date gross margin was higher due to an increase in margin of our growing core server business coupled with a significant decline of lower margin game station revenue, partially offset by lower capacity utilization.

        IP revenue was $2.6 million for the three months ended December 31, 2008 compared to $9.8 million for the three months ended December 31, 2007. IP revenue was $22.6 million for the six months ended December 31, 2008 compared to $19.1 million for the prior six months ended December 31, 2007. Revenue for the three months ended December 31, 2008 declined by $7.2 million from the prior year second quarter due to the expiration of our broadest MOSFET patents. Revenue for the six months ended December 31, 2008 included the recognition of $18.7 million from the one-time amendment of a patent license agreement with one of our principal licensees. We expect that with the expiration of our broadest MOSFET patents in 2008, our quarterly royalty revenue will be up to about $2.0 million in each of the next several quarters absent the consummation of additional license agreements.

        TS revenue was $11.3 million for the three months ended December 31, 2008 compared to $15.5 million for the three months ended December 31, 2007. TS revenue was $23.7 million for the six months ended December 31, 2008 compared to $32.0 million for the six months ended December 31, 2007. TS costs for the three months ended December 31, 2008 included $2.3 million due to the revision of the deferred gain on the Divestiture related to the PCS business. On January 15, 2009, we received written notification from Vishay terminating certain wafer processing services under the Transition Product Services Agreement ("TPSA") effective April 30, 2009, unless the parties otherwise agree in writing to an earlier date. The revenue received by us from such terminating services represents a majority of the revenue reported under our TS segment. We therefore expect revenues in our TS segment to decline significantly in the fiscal quarter ending June 30, 2009 and thereafter.

Selling and Administrative Expense

        Selling and administrative expense was $61.6 million (32.4 percent of revenue) and $69.8 million (26.5 percent of revenue) for the three months ended December 31, 2008 and 2007, respectively, and $126.9 million (29.2 percent of revenue) and $136.6 million (25.8 percent of revenue) for the six months ended December 31, 2008 and 2007, respectively.

        During the three and six months ended December 31, 2008, we incurred fees and costs related to the Audit Committee-led Investigation, 2007 annual meeting and contested proxy fees and costs, and consulting fees and costs associated with preparing and filing our financial statements and tax returns, totaling approximately $17.6 million and $34.0 million, respectively, as compared to approximately $24.9 million and $39.7 million of costs related solely to the Audit Committee-led Investigation in the three and six months ended December 31, 2007, respectively. The costs related to the Audit Committee-led Investigation include legal, audit and consulting fees and costs associated with the Investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements. The 2007 annual meeting and contested proxy costs, totaling approximately $13.3 million and $15.3 million, relate to costs incurred in the three and six months ended December 31, 2008, respectively, in connection with our delayed 2007 annual meeting and the unsolicited proposal, tender offer, the Delaware Action and the Annual Meeting Actions initiated by Vishay.

        Excluding all the above mentioned costs, selling and administrative expense decreased by $0.9 million to $44.0 million in the current fiscal quarter as compared to the prior year fiscal quarter ended December 31, 2007.

        We anticipate that we will continue to incur additional expenses in the near term related to (i) ongoing consulting support to assist us in the preparation and filing of our financial statements and tax returns and (ii) additional costs and expenses resulting from the Investigation-related litigation and third party proceedings.

Research and Development Expense

        Research and development ("R&D") expense was $24.9 million and $28.8 million (13.1 percent and 11.0 percent of revenue) for the three months ended December 31, 2008 and 2007, respectively, and $49.6 million (11.4 percent of revenue) and $56.7 million (10.7 percent of revenue) for the six months ended December 31, 2008 and 2007, respectively. The year-over-year and year-to-date decreases of $3.9 million and $7.1 million in R&D expenses were mainly due to our efforts to size the organization to the lower revenue base following the Divestiture and savings associated with the closure of two R&D facilities. We continue to concentrate our R&D activities on developing new platform technologies, such as our recently announced Gallium Nitride ("GaN") technology, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor product lines.

Stock Option Plan Modifications

        Our employee stock option plan typically provides terminated employees a period of thirty (30) days from date of termination to exercise their vested stock options. In certain circumstances, we have extended that thirty-day period for a period consistent with the plan. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) "Share-Based Payment," the extension of the exercise period was deemed to be a modification of the stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, we determine the fair value of those awards and recognize any change in fair value in our consolidated statements of operations in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, we recorded a net credit of $0.3 million and $0.6 million for the three and six months ended December 31, 2008, respectively, compared to a charge of $3.6 million and $1.8 million for the three and six months ended December 31, 2007, respectively.

Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of principally three cost reduction programs that we have initiated. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities. The following table reflects the charges we recorded in the three and six months ended December 31, 2008 and 2007 related to our restructuring initiatives and asset impairments (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$48,885	$—	$48,885	$—
Severance	31	7	382	7
Other charges	60	—	180	35

Total asset impairment, restructuring and other charges	$48,976	$7	$49,447	$42

Newport Fabrication Facility Asset Impairment

        In order to reduce our manufacturing costs and respond to a decline in market demand, in the second quarter of fiscal year 2009, we evaluated our manufacturing capabilities and decided to reduce the size of one of our two wafer fabrication factories at our Newport, Wales facility. We estimate this manufacturing consolidation plan will save us about $8.0 million per year in manufacturing overhead costs and will be completed by December 31, 2009. We estimate that we will incur cash charges of approximately $4.0 million associated with this initiative through December 31, 2009.

        Related to our Newport manufacturing facility consolidation plan which impacted one of our two wafer fabrication facilities on the site, we recorded an asset impairment charge of $48.9 million, reducing the net book value of the factory's assets from $56.2 million to $7.4 million during the second quarter of fiscal year 2009. Assets with a book value of $19.4 million were removed from service in December 2008 and written down to their fair market value of $3.8 million. The remaining assets were written down by $33.3 million from a net book value of $36.9 million based on the estimated discounted future cash flows of the asset group, which we determined to be the individual fabrication factory at the Newport facility. The asset impairment did not impact any specific business segment.

        In addition to the Newport facility asset impairment of $48.9 million, during the second quarter of fiscal year 2009, we recorded an asset impairment of $1.9 million related to assets removed from service in our Tijuana, Mexico and other contract manufacturing facilities. Since the decision to remove these assets from service was in response to a reduction in demand and not related to an exit activity, the associated asset impairment charge was recorded in cost of sales not in asset impairment, restructuring and other charges.

PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, we terminated approximately 100 former PCS employees. We also terminated other operating and support personnel to streamline the organization in connection with the Divestiture.

        The following illustrates the charges we recorded in the three and six months ended December 31, 2008 and 2007 related to our PCS Divestiture restructuring initiative (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	—	7	—	7
Other charges	—	—	—	35

Total asset impairment, restructuring and other charges	$—	$7	$—	$42

Research and Development Facility Closure Initiative

        From time to time, we also undertake and execute other smaller scale restructuring initiatives at our local sites. The following illustrates the charges we recorded in the three and six months ended December 31, 2008 and 2007 related to our Research and Development Facility Closure initiative (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance	31	—	382	—
Other charges	60	—	180	—

Total asset impairment, restructuring and other charges	$91	$—	$562	$—

        In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $13.1 million. Of this amount, approximately $11.2 million represents the cash outlay related to this initiative. We estimate that the closure and exiting of these two facilities will be completed by the end of the fourth quarter of fiscal year 2011.

El Segundo Fabrication Facility Closure Initiative

        In the second quarter of fiscal year 2009, we adopted a plan for the closure of our El Segundo, California fabrication facility. No costs associated with this decision were recorded in the second quarter of fiscal year 2009. We will incur costs in future periods associated with closing and exiting this facility and transferring manufacturing technologies to our Temecula, California wafer fabrication facility. These expenditures are forecasted to total approximately $19.3 million and include severance, equipment relocation and product qualification costs, facility decommissioning costs, and new capital equipment expenditures at our Temecula wafer fabrication facility. The actual expenditures may vary based on a number of factors. Of the $19.3 million in forecasted expenditures, we estimate approximately $17.8 million will represent the estimated cash outlay related to this initiative. We estimate the closure and exiting of this facility to be completed by the end of calendar year 2010. Upon completion of this facility closure initiative, we estimate that we will save approximately $12.7 million per year in manufacturing overhead costs. Since the assets in our El Segundo fabrication facility are almost fully depreciated, the net book value of the building and equipment at the facility as of December 31, 2008 was approximately $2.0 million. We reviewed the cash flows associated with the remaining life of the facility's assets and determined that no additional asset impairment was required.

Other Income and Expense, net

        Other expense, net was $10.6 million and $1.3 million for the three months ended December 31, 2008 and 2007, respectively, and $25.2 million and $7.4 million for the six months ended December 31, 2008 and 2007, respectively. The change is primarily due to investment impairment charges of $10.3 million and $25.5 million in the three and six months ended December 31, 2008, respectively. Other expense included a debt retirement charge of $5.7 million in the three months ended September 30, 2007. Other income and expense, net primarily includes foreign currency remeasurement gains and losses, dividend income from our equity investments and investment impairments.

Interest Income and Expense, net

        Interest income was $0.1 million and $8.5 million for the three months ended December 31, 2008 and 2007, respectively, and $5.7 million and $18.7 million for the six months ended December 31, 2008 and 2007, respectively, reflecting net realized losses on the sale of securities and lower prevailing interest rates on lower average cash and investment balances in the current year.

        Interest expense was $0.9 million and $0.7 million for the three months ended December 31, 2008 and 2007, respectively, primarily reflecting accelerated amortization of capitalized financing charges related to the terminated revolving credit facility. Interest expense was $1.4 million and $3.0 million for the six months ended December 31, 2008 and 2007, respectively, primarily reflecting lower interest expense due to the repayment of the $550.0 million convertible subordinated notes (the "Notes") on July 16, 2007.

Income Taxes

        Under Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods—an Interpretation of APB Opinion No. 28," we are required to adjust our effective tax rate each quarter to be consistent with the estimated annual effective tax rate. We are also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

        We recorded a tax provision of $102.5 million for the second quarter of fiscal year 2009. Approximately $92.8 million relates to valuation allowances recorded against our deferred tax assets. SFAS No. 109, "Accounting for Income Taxes" requires such allowances to be recorded when cumulative and current losses impact the realizability of these assets. The increase in current losses in the second quarter necessitated the reevaluation of the realizability of these assets which led to the recording of the valuation allowance. Approximately $5.6 million is related to increases in our FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48") reserves. In addition, approximately $4.1 million is related to foreign taxes payable.

        Our effective tax rate related to continuing operations was (122.8) percent and 190.6 percent for the three months ended December 31, 2008 and 2007, respectively and (115.7) percent and (190.9) percent for the six months ended December 31, 2008 and 2007, respectively. For the three and six months ended December 31, 2008, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (i) valuation allowances recorded on deferred tax assets, impaired securities and other items, (ii) prior period adjustments, (iii) non deferral of income from certain foreign jurisdictions and (iv) an increase in certain FIN 48 reserves.

        On October 3, 2008, U.S. federal legislation was enacted which extended the R&D tax credit provision which allows for retroactive application of R&D tax credits to January 1, 2008. The legislation also extends the R&D credit provision to December 31, 2010. The fiscal year 2009 benefit of $4.9 million and the third and fourth quarter of fiscal year 2008 benefit of $1.8 million was recorded in the second quarter of fiscal year 2009. A valuation allowance of $4.8 million was recorded against this benefit.

Liquidity and Capital Resources

        At December 31, 2008, we had $682.0 million of total cash (excluding $18.0 million of restricted cash), cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of December 31, 2008 and June 30, 2008, the fair values of our mortgage-backed and asset-backed securities were $65.3 million (9.6 percent of cash and cash equivalents and short-term and long-term investments) and $168.2 million (23.2 percent of cash and cash equivalents and short-term and long-term investments), respectively (see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk," for discussions about our investment strategy). In the first half of fiscal year 2009, we recorded a $25.5 million charge for other-than-temporary impairments relating to certain available-for-sale securities as a result of declines in their fair values through December 31, 2008.

        Our cash, cash equivalents and investments at the end of each period were as follows (in thousands):

	December 31, 2008	June 30, 2008
Cash and cash equivalents	$399,390	$320,464
Investments	282,568	405,419

	$681,958	$725,883

        Our cash flows were as follows (in thousands):

	Six Months Ended December 31,
	2008	2007
Cash flows (used in) provided by operating activities	$(10,456)	$27,347
Cash flows provided by (used in) investing activities	92,165	(27,524)
Cash flows used in financing activities	(4,877)	(561,305)
Effect of exchange rate changes	2,094	6,847

Net increase (decrease) in cash and cash equivalents	$78,926	$(554,635)

        Cash provided by operating activities is net (loss) income adjusted for certain non-cash items and changes in operating assets and liabilities. During the six months ended December 31, 2008, operating activities used net cash of $10.5 million compared to $27.3 million provided in the six months ended December 31, 2007. Non-cash increase to cash flows from operations during the six months ended December 31, 2008 included $32.8 million of depreciation and amortization, $25.5 million in write-down of investments, $6.0 million loss on sale of investments, $50.8 million in fixed asset impairments and $92.0 million in deferred income taxes. Changes in operating assets and liabilities decreased cash by $34.1 million, primarily attributed to increases in inventories, prepaid expenses and other receivables as well as decreases in accounts payable, accrued salaries and wages and other accrued liabilities.

        Cash provided by investing activities during the six months ended December 31, 2008 was $92.2 million. Proceeds from sales or maturities of investments were $225.6 million, offset by $122.5 million of cash used to purchase investments. During the six months ended December 31, 2008, we invested $11.1 million in capital equipment. As of December 31, 2008, we had purchase commitments for capital expenditures of approximately $3.3 million. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

        Cash used by financing activities primarily reflected stock repurchases, partially offset by a reduction in restricted cash and proceeds from the exercise of stock options.

        On October 27, 2008, we issued a press release announcing that our Board of Directors authorized a stock repurchase program of up to $100.0 million. Repurchases of our shares of common stock under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depends on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. As of December 31, 2008, we have repurchased 667,880 shares.

        On November 6, 2006, we entered into a five-year multi-currency revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, Bank of America, N.A., HSBC Bank USA and Deutsche Bank AG (the "Facility"). The Facility provided for an expiration date in November 2011 and a credit line of $150.0 million with an option to increase the Facility limit to $250.0 million. Under the Facility, up to $75.0 million of the Facility could be used for standby letters of credit and up to $10.0 million could be used for swing-line loans. Interest under the Facility was at (i) local currency rates plus (ii) a margin between 0.0 percent and 0.25 percent for base rate advances and a margin between 0.875 percent and 1.25 percent for Euro-currency rate advances, based on our senior leverage ratio. The annual commitment fee for the Facility ranged between 0.175 percent and 0.25 percent of the unused portion of the total Facility, depending upon our senior leverage ratio. In connection with the Facility, we pledged as collateral shares of certain of our subsidiaries, and certain of our subsidiaries have guaranteed the Facility. The Facility, as amended, also contained certain financial and other covenants.

        The Facility was amended by certain amendments pursuant to which our lenders agreed that we would not be deemed in default with respect to certain representations, warranties, covenants and reporting requirements during a period ending not later than November 30, 2008. In addition, pursuant to the amendments, the lenders had no obligation to make any extensions of credit under the Facility (other than the renewal of currently outstanding letters of credit in existing amounts) until, among other things, the lenders received our audited consolidated financial statements, reasonably satisfactory to the lenders, and no other default (as defined in the Facility) existed. We agreed to provide cash collateral for the outstanding letters of credit under the Facility and paid amendment fees to the lenders.

        Following discussions with the lenders concerning the terms and cost that would apply under current market conditions to potentially reinstate the lenders' obligation to extend the credit under the Facility, and considering our current liquidity position, we terminated the commitments of the lenders to provide further obligations effective as of November 28, 2008. In connection therewith, on November 26, 2008, we and the lenders entered into a letter agreement providing for the termination of the obligations of each of the parties under the Facility (except for those obligations which by their terms expressly survive termination) upon the payment by us of the outstanding fees under the Facility, and the Facility terminated on November 28, 2008. The payment of outstanding fees did not include any early termination fees.

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

        In connection with certain tax matters described in Part I, Item 1, Note 14, "Income Taxes," we are pursuing refunds for income taxes for which we cannot determine that the realization of the tax refunds of $62.1 million is probable and as such, we have not recognized them as income tax benefits in our financial statements. We have determined that we have overpaid $51.8 million of income taxes (which is included in the $62.1 million) in Singapore as a result of changes in our transfer pricing of intercompany transactions.

        We have determined that in fiscal year 2009 we will file amended U.S. federal income tax returns and consequently will pay approximately $17.1 million in taxes and $18.4 million in related interest and penalties to the Internal Revenue Service ("IRS") in connection with uncertain tax positions recorded for fiscal years 2001 through 2003.

        Management believes that our existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet operating requirements and satisfy existing balance sheet liability obligations for at least the next twelve months. Our cash and cash equivalents are available to fund continuing operating losses, capital expenditures, our stock repurchase program, strategic investments, mergers and acquisitions and other potential large-scale cash needs that may arise.

Off-Balance Sheet Arrangements

        Apart from the operating lease obligations and purchase commitments discussed in the 2008 Annual Report, we do not have any off-balance sheet arrangements as of December 31, 2008 and 2007.

Recent Accounting Pronouncements

        Information set forth under Part I, Item 1, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" is incorporated herein by reference.

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates have not changed from our fiscal year ended June 30, 2008, except for adding the following critical accounting policies:

Fair Value Measurements

        In the current market environment, some of our financial assets are more difficult to value or are subject to complex valuation techniques. SFAS No. 157, "Fair Value Measurements" ("SFAS 157") establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. Under SFAS 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. SFAS 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent from us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels (with Level 3 being the lowest) defined as follows:

  •
  Level 1—Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date. Our financial assets valued using Level 1 inputs include money market funds, treasury bonds, and marketable equity securities that are valued using quoted market prices.

  •
  Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Our financial assets and liabilities valued using Level 2 inputs include agency bonds, corporate debt securities, certain mortgage-backed securities and foreign currency hedges, whose fair values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

  •
  Level 3—Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. Our financial assets valued using Level 3 inputs include asset-backed securities, certain mortgage-backed securities and other equity investments.

        Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At December 31, 2008, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 31, 2008.

Other-Than-Temporary Impairment

        We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities, for the three months ended December 31, 2008 and 2007 were $10.3 million and $0.6 million, respectively, and for the six months ended December 31, 2008 and 2007 were $25.5 million and $0.9 million, respectively, and were included in other expense. As of December 31, 2008, our cumulative unrealized losses related to debt instruments classified as available-for-sale was approximately $0.1 million (approximately $9.7 million as of June 30, 2008). These unrecognized losses could be recognized in the future if our other-than-temporary assessment changes.

        For a complete description of what we believe to be the critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Out-of-Period Adjustments

        Included in the results for the second quarter of fiscal year 2009 are a number of corrections of prior period errors, some of which increased and some of which decreased net income (loss). Based on our current financial condition and results of operations, management has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current periods to date, both individually and in the aggregate.

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

Interest Rates

        Our exposure to interest rate risk is primarily through our investment portfolio. The primary objective of our investments in debt securities is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in fixed-rate debt are generally based on the three-month LIBOR, or, if longer term, are generally swapped into U.S. dollar three-month LIBOR-based returns. Based on our investment portfolio and interest rates at December 31, 2008, a 100 basis point increase or decrease in interest rates would result in an annualized decrease or increase of approximately $4.1 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the loss is considered to be other than temporary.

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

        We had approximately $31.6 million and $51.0 million in notional amounts of forward contracts not designated as accounting hedges under SFAS 133 at December 31, 2008 and 2007, respectively. Net realized and unrealized foreign-currency gains (losses) recognized in earnings, as a component of other expense, were $(0.6) million and $0.1 million for the three months ended December 31, 2008 and 2007, respectively, and $0.3 million and $0.4 million for the six months ended December 31, 2008 and 2007, respectively.

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

        At December 31, 2008, we had $682.0 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. We manage our total portfolio to encompass a diversified pool of investment-grade securities. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio. To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments in marketable securities. During the six months ended December 31, 2008, the fair values of certain investments declined and we recognized

$25.5 million in other-than-temporary impairment relating to certain available-for-sale securities. See Part II, Item 1A, "Risk Factors—Our investments in certain securities expose us to market risks."

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

        Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on our evaluation and the identification of the material weaknesses in our internal controls over financial reporting, our CEO and CFO concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective. Management has identified the following control deficiencies that constituted individually or in the aggregate material weaknesses in our internal control over financial reporting as of December 31, 2008:

        1.     We did not maintain an effective control environment based on the criteria established in the COSO Framework. Specifically,

  •
  We have not yet had a sufficient period of time to assess the effectiveness of our newly implemented training and communication programs which emphasize to our employees the importance of accountability and compliance.

  •
  We did not maintain complete and accurate business records to support certain transactions and accounting records. Our controls with respect to the creation, maintenance and retention of complete and accurate business records in such areas were not effective.

  •
  We did not maintain in certain areas of our finance and accounting department, sufficient resources with an appropriate level of technical knowledge, experience and training commensurate with the demands of our financial reporting requirements.

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

  •
  We did not maintain effective controls over the completeness and accuracy over the calculation of the foreign currency exchange rate.

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

        4.     We did not maintain effective controls to ensure that accounts payable and accrued liabilities are recorded in the proper period. Specifically, the controls surrounding our accounts payable and accrued liabilities process failed to ensure the completeness and accuracy over the processing and recording of purchase invoices at period end. Consequently, our accounts payable and accrued liability balances relating primarily to inventory in transit, construction in progress and other selling and administrative expense may not be properly recorded. In addition, we did not maintain effective controls to ensure we did not accrue for amounts which had either been paid in prior periods or were included in accounts payable at period end.

        5.     We did not maintain effective controls over the accounting for income taxes, including the accurate determination and reporting of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. We did not effectively review and monitor the accuracy of the components of the income tax provision calculation and related income taxes payable. We did not maintain a sufficient complement of personnel with income tax accounting knowledge and expertise to ensure the completeness and accuracy of our income taxes payable, deferred income tax assets and liabilities, and income tax provision.

Changes in Internal Control Over Financial Reporting

        During the second quarter of fiscal year 2009, specific actions to improve internal control over financial reporting and remediate material weaknesses included the appointment of the Executive Vice President and CFO as an addition to our executive management team. There were no changes in internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plans for Remediation of Material Weaknesses

        We have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures. We have begun the implementation of some of the measures described below and concentrated our efforts on (i) communicating, both internally and externally, our commitment to a strong effective control environment, high ethical standards and financial reporting integrity, (ii) certain personnel actions, (iii) comprehensive training for Finance and Accounting Department personnel, (iv) the implementation of policies and procedures to ensure that we retain important business and accounting records and (v) more rigorous period end reporting policies and procedures.

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

  In March of 2008, Oleg Khaykin was appointed CEO and subsequently elected to our Board of Directors and Don Dancer was appointed Chief Administrative Officer. In June of 2007, the Corporate Internal Audit function began reporting administratively to the General Counsel and directly to the Audit Committee. In June 2008, we created the new position of Vice President of Compliance, encompassing the internal audit function. The Vice President of Compliance reports directly to the Audit Committee and administratively to the Chief Administrative Officer. An updated "Hot-line" process was established to receive and transmit anonymous complaints including any relating to accounting or audit matters. In July of 2008, we appointed Timothy Bixler as Vice President, General Counsel and Secretary and in October of 2008 we appointed Ilan Daskal as our Executive Vice President and CFO. Our leadership team, together with its recent additions is committed to implementing and maintaining a strong control environment, high ethical standards and financial reporting integrity. In December 2008, we hired a Vice President, Corporate Controller, reporting directly to the CFO.

  Period End Financial Reporting Process—We continue to search for personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles ("GAAP") commensurate with our financial reporting requirements. Until such time as we believe we have adequately engaged a sufficient complement of skilled personnel we will continue to supplement our accounting staff with external advisors and technical accounting staff. We have implemented certain analytical procedures as part of our closing process to ensure that we have additional monitoring controls designed to improve the accuracy of our financial statements. Additionally, we continue to improve and implement more rigorous period end reporting processes to include improved controls and procedures involving journal entry review and approval, account reconciliations, accuracy of foreign currency exchange rates and supporting documentation including manually prepared spreadsheets.

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

  Accrual Reporting—Remediation efforts have been undertaken to create company-wide awareness for the need to properly record liabilities as incurred. We have initiated and completed a supplemental training program with senior executive management and their respective administrative assistants focusing on how to recognize and properly respond to situations where and how liabilities are incurred, recorded and reported. Additionally, we will implement review procedures to ensure we do not accrue for amounts which had either been paid or were included in accounts payable at period end.

  Records Retention—We are implementing a record retention policy which addresses our requirements of evidence to support our important business and accounting records and we have purchased and installed a third party software tool to improve the quality of our account reconciliations.

  Revenue Recognition—We are currently designing for implementation a centralized customer master file function to ensure proper handling of creations, changes or deletions to customer master file information. We are conducting training on new and revised policies and procedures for: (i) ethics and integrity (ii) revenue recognition and (iii) order processing. We are currently implementing enhancements to our information technology systems to automate the recognition of revenue according to contractual terms and conditions regarding transfer of title and risk of loss. We have implemented quarterly self-audits on transactions performed by customer service. Our corporate internal audit function has implemented procedures to review shipping and billing records to ensure that we recognize revenue in the proper accounting period.

  Accounting for Income Taxes—We continue to assess and train our tax professionals in order to ensure adequate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes. In November 2008, we hired a Director of Tax, who reports directly to the Vice President of Tax. Until we develop a technically strong and knowledgeable team, we will continue to engage external technical advisers to assist us with the evaluation of complex tax issues.

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

        Our remediation efforts are continuing and we expect to make additional changes to our control environment and accounting and income tax reporting processes that we believe will strengthen our internal control over financial reporting. We have dedicated considerable resources to the design, implementation, documentation, and testing of our internal controls and although we believe the steps taken to date have improved the effectiveness of our internal control over financial reporting, we have not completed all the corrective processes and procedures we believe necessary. Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses and as required, perform additional procedures, including the use of manual procedures and utilization of external technical advisors to ensure that our financial statements continue to be fairly stated in all material respects.

Inherent Limitations Over Internal Controls

        We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must acknowledge the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the deliberate acts of one or more persons. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Our disclosures regarding the matters set forth in Note 16, "Environmental Matters," and Note 17, "Litigation," to our unaudited condensed consolidated financial statements set forth in Part I, Item I, herein, are incorporated herein by reference.

ITEM 1A.    RISK FACTORS

Factors That May Affect Future Results

        This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as supplemented by the factors set forth below and other uncertainties disclosed in our reports filed from time to time with the SEC. In light of our refined definition of our business segments, which is discussed in Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," references to the A&D segment set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 should be read as references to our HiRel segment. Unless required by law, we undertake no obligation to publicly update or revise any forward looking statements, to reflect new information, future events or otherwise.

         Global capital and credit market conditions, and resulting declines in consumer confidence and spending, or liquidity difficulties of our customers and suppliers could have a material adverse effect on our business, operating results and financial condition.

        Our operations and performance depend significantly on worldwide economic conditions and its impact on purchases of our products by our customers. These economic conditions have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. Customers may experience unexpected fluctuations in demand for their products, as consumers alter purchasing activities in response to this economic uncertainty, and these customers may change or scale back product development efforts, product purchases or other sales activities that affect purchases of our products. In addition, certain of our customers and vendors may experience liquidity difficulties which may adversely affect their ability to purchase products from us, pay for products sold by us or provide us products or services. These uncertainties may affect our ability to provide or meet specific forecasted results, as we attempt to address this increased volatility in our business. If we are unable to adequately respond to unforeseeable changes in demand resulting from general economic conditions, or our business is impacted by liquidity difficulties of third parties our financial condition and operating results may be materially and adversely affected.

         We may be unable to sell some of our investments for the value reflected in our financial statements; the value of our investments may also deteriorate; the income from our investment portfolio may decline.

        Some of our investments in corporate bonds and collateral-backed mortgage obligations are difficult to value and/or are valued for purposes of our financial statements using complex valuation methodologies. While we have valued investments in accordance with accounting procedures adopted by us, such valuations may not necessarily be indicative of the value that we would receive upon a sale and, if we are required to sell these securities, we may not realize prices as high as indicated by the values reflected in our financial statements. In addition, the value of these investments may deteriorate in the future. Additionally, during the second quarter, we elected to sell higher yielding investments in an attempt to lower our risk profile with respect to such investments and improve our liquidity, and this shift in investments combined with lower market interest rates may result in a significant decline in our reported interest income.

         Our cost reduction plans may not be as effective as planned or result in higher than expected costs; the loss of wafer processing services for Vishay may adversely affect our gross margins if we are not successful at reducing manufacturing costs.

        We have reported on our plans to try to realize savings from a variety of initiatives, including, without limitation, workforce reductions, the consolidation of our Newport, Wales facilities, and the closing of our El Segundo, California wafer fabrication facilities and the transfer of its operations to other facilities. However, there may be unexpected costs or delays in implementing our cost savings programs, including the ability to transfer, consolidate and qualify product lines and unexpected costs or delays in the closure of facilities, and we may not be able to achieve our expected workforce reductions and other cost savings. In addition, Vishay Intertechnology, Inc. has provided notice of termination of certain wafer processing services currently performed at our Temecula, California wafer fabrication facility effective April 30, 2009. The loss of this manufacturing volume may adversely affect our gross margins if we are not successful in reducing our manufacturing costs commensurate with the volume reduction. If we are unable to carry out all our initiatives as planned, our financial condition and operating results may be materially and adversely affected.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        For information on common stock repurchases, see Note 20 to condensed consolidated financial statements for the second quarter ended December 31, 2008, which is incorporated by reference in this Item 2.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following matters were submitted to a vote of our Company's shareholders at the 2008 annual meeting of shareholders held on January 9, 2009. Below is a summary of, where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions as to each matter.

Description of Matter		For	Authority Withheld
1.	Election of Directors
	Richard J. Dahl	59,027,872	8,081,129
	Dr. Rochus E. Vogt	47,153,913	19,955,088

        In addition, the terms of office of the following directors continued after the 2008 annual meeting: Robert S. Attiyeh, Oleg Khaykin, Dr. James D. Plummer, Mary B. Cranston, Thomas Lacey and Dr. Jack O. Vance.

		For	Against	Abstentions
2.	Ratification of the Appointment of Ernst & Young LLP as our Company's Independent Registered Public Accounting Firm For Fiscal Year 2009	66,738,791	245,319	124,891

		For	Against	Abstentions
3.	Stockholder Proposal To Eliminate the Current Classified Board Structure	43,053,658	13,884,877	151,976

ITEM 6.    EXHIBITS

Index:
3.1	Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed with the Commission on July 19, 2006; Registration No. 333-117489)
3.2	Bylaws as Amended (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 11, 2005)
4.1
Fourth Amendment to the Amended and Restated Rights Agreement, dated as of October 12, 2008, between the Company and Mellon Investor Services LLC (F/K/A/ ChaseMellon Shareholder Services, L.L.C.) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on October 14, 2008)
10.1
Form of Indemnification Agreement approved for directors and executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 19, 2008)
10.2
Letter Agreement executed September 21, 2008 between the Company and Ilan Daskal (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 26, 2008)+
10.3
Severance Agreement executed September 21, 2008 between the Company and Ilan Daskal (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 26, 2008)+
10.4
Amendment No. 1 to Consulting Agreement dated October 16, 2008, between the Company and Pahl Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on October 22, 2008)+
10.5
Letter Agreement Amendment, executed October 22, 2008, between the Company and Peter B. Knepper (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on October 22, 2008)+
10.6	Amendment to Employment Agreement, dated December 29, 2008, entered into between the Company and Oleg Khaykin*+
10.7	RSU Award Agreement, dated August 6, 2008, entered into between the Company and Oleg Khaykin*+
10.8	Option Award Agreement, dated August 6, 2008, entered into between the Company and Oleg Khaykin*+
10.9	Amendment to Offer Letter, dated December 26, 2008, entered into between the Company and Ilan Daskal*+
10.10	Amendment to Severance Agreement, dated December 26, 2008, entered into between the Company and Ilan Daskal*+
10.11	Amendment to Compensation Agreement Letter, dated December 29, 2008, entered into between the Company and Donald R. Dancer*+
10.12	Amendment to Severance Agreement, dated December 29, 2008, entered into between the Company and Donald R. Dancer*+
10.13	Amendment to Offer Letter, dated December 26, 2008, entered into between the Company and Michael Barrow*+

Index:
10.14	Amendment to Severance Agreement, dated December 26, 2008, entered into between the Company and Michael Barrow*+
10.15	Revised form of RSU Award Agreement under the Company's 2000 Incentive Plan (Amended and Restated as of November 22, 2004)*+
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Denotes document submitted herewith.

+
Denotes compensation agreement or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: February 6, 2009	/s/ ILAN DASKAL Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)