Form 10-Q
period 2009-03-29
INTERNATIONAL RECTIFIER CORP /DE/
filed 2009-05-08
CIK 316793

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        There were 71,767,792 shares of the registrant's common stock, par value $1.00 per share, outstanding on April 30, 2009.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Revenues	$146,642	$252,224	$580,862	$781,153
Cost of sales	115,706	185,694	389,191	525,186

Gross profit	30,936	66,530	191,671	255,967
Selling and administrative expense	51,854	76,060	178,722	212,645
Research and development expense	22,379	25,957	71,992	81,258
Impairment of goodwill	23,867	—	23,867	—
Amortization of acquisition-related intangible assets	1,096	1,054	3,296	3,164
Asset impairment, restructuring and other charges	7,117	1,916	56,564	1,958

Operating loss	(75,377)	(38,457)	(142,770)	(43,058)
Other expense, net	11,599	3,846	36,807	11,279
Interest income, net	(4,091)	(6,841)	(8,382)	(22,562)

Loss before income taxes	(82,885)	(35,462)	(171,195)	(31,775)
Provision for (benefit from) income taxes	(1,163)	(13,895)	101,044	(20,934)

Net loss	$(81,722)	$(21,567)	$(272,239)	$(10,841)

Net loss per common share—basic	$(1.13)	$(0.30)	$(3.75)	$(0.15)

Net loss per common share—diluted	$(1.13)	$(0.30)	$(3.75)	$(0.15)

Average common shares outstanding—basic	72,102	72,826	72,547	72,817

Average common shares and potentially dilutive securities outstanding—diluted	72,102	72,826	72,547	72,817

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net loss	$(81,722)	$(21,567)	$(272,239)	$(10,841)

Other comprehensive (loss) income:
Foreign currency translation adjustments	2,144	3,624	(82,501)	2,339
Unrealized gains and losses on securities:
Unrealized holding gains on available-for-sale securities, net of tax effect of $0, $0, $0 and $(179), respectively	10,857	(1,921)	10,005	(20,858)
Unrealized holding losses on foreign currency forward contract, net of tax effect of $0 in all periods	—	—	—	(2,303)
Reclassification adjustments of net gains on foreign currency forward contract	(369)	—	(452)	(821)

Other comprehensive (loss) income	12,632	1,703	(72,948)	(21,643)

Comprehensive loss	$(69,090)	$(19,864)	$(345,187)	$(32,484)

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 29, 2009 (Unaudited)	June 29, 2008(1)
Assets
Current assets:
Cash and cash equivalents	$373,495	$320,464
Restricted cash	2,925	4,341
Short-term investments	127,760	101,739
Trade accounts receivable, net	82,000	105,384
Inventories	161,925	175,856
Current deferred tax assets	43	13,072
Prepaid expenses and other receivables	47,159	43,993

Total current assets	795,307	764,849
Restricted cash	15,084	15,012
Long-term investments	138,139	303,680
Property, plant and equipment, net	385,314	534,098
Goodwill	74,955	98,822
Acquisition-related intangible assets, net	12,929	16,225
Long-term deferred tax assets	10,206	89,576
Other assets	42,743	52,650

Total assets	$1,474,677	$1,874,912

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,291	$77,653
Accrued salaries, wages and commissions	20,559	33,022
Accrued income taxes	6,817	30,943
Current deferred tax liabilities	2,266	2,266
Other accrued expenses	82,205	103,355

Total current liabilities	172,138	247,239
Long-term deferred tax liabilities	3,497	4,828
Deferred gain on divestiture	120,172	112,609
Other long-term liabilities	80,508	59,285

Total liabilities	376,315	423,961

Commitments and contingencies
Stockholders' equity:
Common shares	73,096	72,826
Capital contributed in excess of par value of shares	979,677	971,920
Treasury stock, at cost	(15,429)	—
Retained earnings	66,707	338,946
Accumulated other comprehensive (loss) income	(5,689)	67,259

Total stockholders' equity	1,098,362	1,450,951

Total liabilities and stockholders' equity	$1,474,677	$1,874,912

(1)
The consolidated balance sheet as of June 29, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 29, 2009	March 30, 2008
Cash flow from operating activities:
Net loss	$(272,239)	$(10,841)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,088	59,633
Amortization of acquisition-related intangible assets	3,296	3,164
Stock compensation expense	5,006	7,425
Provision for bad debt	262	1,253
Provision for inventory write-downs	10,910	24,416
Debt retirement charge	—	5,659
Deferred revenue	(1,149)	(14,064)
Deferred income taxes	78,565	1,195
Tax benefit from options exercised	568	118
Excess tax benefit from options exercised	(3)	(81)
Write-down of investments	37,258	4,675
Impairment of goodwill	23,867	—
Impairment of fixed assets	50,853	—
Loss on sale of investments	4,632	—
Changes in operating assets and liabilities, net	(28,437)	(73,640)

Net cash (used in) provided by operating activities	(39,523)	8,912

Cash flow from investing activities:
Additions to property, plant and equipment	(12,929)	(33,922)
Proceeds from sale of property, plant and equipment	576	1,446
Additions to restricted cash	(72)	(375)
Sale or maturities of investments	353,046	279,032
Purchase of investments	(239,510)	(262,920)
Other, net	—	1,702

Net cash provided by (used in) investing activities	101,111	(15,037)

Cash flow from financing activities:
Repayments of short-term debt	—	(550,000)
Repayments of obligations under capital lease	—	(417)
Proceeds from exercise of stock options	2,964	174
Excess tax benefit from options exercised	3	81
Reductions (additions) to restricted cash	1,416	(4,341)
Purchase of treasury stock	(15,429)	—
Net settlement of restricted stock units	(500)	—
Other, net	—	(6,975)

Net cash used in financing activities	(11,546)	(561,478)

Effect of exchange rate changes on cash and cash equivalents	2,989	2,270

Net increase (decrease) in cash and cash equivalents	53,031	(565,333)
Cash and cash equivalents, beginning of period	320,464	853,040

Cash and cash equivalents, end of period	$373,495	$287,707

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

Basis of Presentation

        At the beginning of the first quarter of fiscal year 2009, the Company's Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker, refined the definition of the Company's business segments by renaming its Aerospace and Defense ("A&D") segment its HiRel ("HR") segment, combining its previously identified PS segment with its Enterprise Power ("EP") segment and creating a new Automotive Products ("AP") segment which was previously reported within the Energy-Saving Products ("ESP") and Power Management Devices ("PMD") segments. Furthermore, some products that were previously reported under the EP segment moved to PMD. Consequently, the Company now reports in seven segments: EP, PMD, ESP, HR, AP, Intellectual Property ("IP") and Transition Services ("TS"), as described more fully in Note 13, "Segment Information." Prior year segment presentation has been recast to conform to current year presentation.

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

        In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the Company's results of operations, financial position and cash flows have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company's annual audited consolidated financial statements and the notes thereto for the year ended June 29, 2008 included in the Company's Annual Report on

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Form 10-K for the fiscal year ended June 29, 2008 filed with the SEC on September 15, 2008 (the "2008 Annual Report").

        In the fourth quarter of fiscal year 2008, the Company changed the classification of amortization expense related to certain acquired technology licenses from research and development expense to amortization of acquisition-related intangible assets expense to conform to industry practice. A reclassification has been made to the prior period consolidated condensed financial statements to conform to the current year presentation. As a result, the Company's statement of operations reflects a $0.7 million and $2.0 million reclassification of research and development expense to amortization of acquisition-related intangible asset expense for the three and nine months ended March 29, 2009, respectively, and the statement of cash flows for the nine months ended March 29, 2009 reflects a reclassification of $2.0 million from changes in operating assets and liabilities, net to amortization of acquisition-related intangible assets. The statements of operations and cash flows were the only financial statements impacted by this reclassification.

Fiscal year and Quarter

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on the Sunday closest to June 30. The three months ended March 2009 and 2008 consisted of 13 weeks ending on March 29, 2009 and March 30, 2008, respectively.

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

Out-of-Period Adjustments

        Included in the results for the three and nine months ended March 29, 2009, are a number of corrections of prior period errors, some of which increased and some of which decreased net loss. Based on the Company's current financial condition and results of operations, management has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current periods to date, both individually and in the aggregate.

Adoption of New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which established a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2, "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"), which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 is effective upon initial adoption of SFAS 157. The Company adopted

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS 161 during the third quarter of fiscal year 2009. The Company's derivative activity during the third quarter of fiscal year 2009 was not material to the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

condensed consolidated financial statements and, therefore, no additional footnote disclosure has been provided.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development ("R&D") is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS 141(R) will change the Company's accounting treatment for business combinations on a prospective basis beginning June 29, 2009.

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

        In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). FSP 107-1, and APB 28-1, amends FASB Statement No. 107, "Disclosures about the Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in all interim financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company may early adopt this FSP if it also elects to early adopt FASB Staff Position Financial Accounting Standard 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" ("FSP 157-4"), and FASB Staff Position Financial Accounting Standard 115-2, and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments"("FSP 115-2"). The adoption of FSP FAS 107-1 and APB 28-1 will result in additional disclosures in the Company's interim periodic financial reports.

        In April 2009, the FASB issued FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", ("FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also indicates guidance on identifying circumstances that indicate a transaction is not orderly. The FSP affirmed that fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market). The FSP clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This FSP requires an entity to base its conclusions about whether a transaction was not orderly on the weight of the evidence. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption for periods ending before March 15, 2009, is not permitted. If the Company elects to adopt this FSP early, FSP FAS 115-2 and FAS 124-2 must also be adopted early. The Company does not believe that the adoption of FSP FAS 157-4 will have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard No. 115-2, and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this FSP, when an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than- temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. This FSP applies only to debt securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If the Company elects to adopt early either FSP FAS 157-4, or FSP FAS 107-1 and APB 28-1, the Company also is required to early adopt this FSP. Additionally, if an entity elects to early adopt this FSP, it is also required to early adopt FSP FAS 157-4. The Company does not believe that the adoption of FSP 115-2 will have a material impact on its consolidated financial statements.

2. Deferred Gain on Divestiture

        On April 1, 2007, the Company completed the sale of its Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc. ("Vishay") for $339.6 million (the "Divestiture"), including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Deferred Gain on Divestiture (Continued)

any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture, a number of matters as discussed in Note 18, "Commitments and Contingencies," raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. As of fiscal year end June 29, 2008, the Company had deferred recognition of the gain on the Divestiture of $112.6 million. At the present time, the Company cannot make a determination as to when these uncertainties will be resolved. During the first quarter of fiscal year 2009, the deferred gain on the Divestiture was increased because certain tax indemnification obligations in respect of divested entities aggregating to $0.3 million ceased to exist through lapsing of a statute of limitation in a foreign tax jurisdiction. During the second quarter of fiscal year 2009, the deferred gain on the Divestiture was further increased by $2.3 million due to a correction of a prior period immaterial error related to certain stock rotation and warranty liabilities and by $1.1 million due to currency translation adjustments on the tax indemnification amount. During the third quarter, the Company reclassified both $5.6 million of a reserve in other liabilities and $1.1 million of prepaid expenses to the deferred gain as a result of the partial termination of the Transition Product Services Agreement by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology, Inc. and Vishay Asia Logistics Pte. Ltd. ("TPSA"). See Note 13, "Segment Information." The TPSA included certain wafer fabrication and assembly services which were deemed to be below market at the time of the Divestiture. A reserve was established to offset the loss from the Company providing these services and an asset was established to offset the reduced price paid by the Company to Vishay for certain other transition services provided by Vishay. In addition, the deferred gain on the Divestiture was decreased by $0.3 million due to a correction of a prior period error related to certain tax indemnifications and further decreased by $0.4 million due to revisions of estimates resulting from the filing of amended tax returns which impacted the tax indemnification amount. Consequently, as of March 29, 2009, the Company had a deferred gain on the Divestiture of $120.2 million.

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

3. Fair Value Measurements (Continued)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table sets forth, by Level, the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of March 29, 2009 (in thousands):

Assets:	Total	(Level 1)	(Level 2)	(Level 3)
U.S. government and agency obligations	$263,753	$182,165	$81,588	$—
Corporate debt	2,620	1,998	622	—
Mortgage-backed securities	20,480	—	—	20,480
Asset-backed securities	22,543	—	—	22,543
Equity securities	15,916	15,912	—	4
Foreign currency derivatives	164	—	164	—

Total	$325,476	$200,075	$82,374	$43,027

Fair value as a percentage of total	100.0%	61.5%	25.3%	13.2%

Level 3 as a percentage of total assets				2.9%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

        Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company's condensed consolidated balance sheet as of March 29, 2009 as follows (in thousands):

Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$43,498	$43,498	$—	$—
Short-term investments	127,760	100,999	26,761	—
Prepaid expenses and other receivables	225	—	225	—
Long-term investments	138,139	39,665	55,451	43,023
Other long-term assets	15,854	15,912	(62)	4

Total	$325,476	$200,074	$82,375	$43,027

Level 3 Valuation Techniques

        Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques, and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At March 29, 2009, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 29, 2009.

        The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable Level 3 inputs for the three months ended March 29, 2009 (in thousands):

Balance at December 28, 2008	$61,506
Total gains (losses), realized and unrealized:
Included in earnings	(5,001)
Included in other comprehensive loss	21
Purchases, sales and settlements, net	(13,499)
Net transfers in (out) of Level 3	—

Balance at March 29, 2009	$43,027

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Measurements (Continued)

        The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable Level 3 inputs for the nine months ended March 29, 2009 (in thousands):

Balance at June 29, 2008	$126,275
Total gains (losses), realized and unrealized:
Included in earnings	(31,288)
Included in other comprehensive loss	8,759
Purchases, sales and settlements, net	(60,719)
Net transfers in (out) of Level 3	—

Balance at March 29, 2009	$43,027

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

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        During the fiscal quarter ended March 29, 2009, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

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

        Available-for-sale debt securities as of March 29, 2009 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$1,997	$1	$—	$1	$1,998
U.S. government and agency obligations	124,877	887	(2)	885	125,762

Total short-term investments	$126,874	$888	$(2)	$886	$127,760

Long-Term Investments:
Corporate debt	$608	$14	$—	$14	$622
U.S. government and agency obligations	91,795	2,715	(16)	2,699	94,494
Mortgage-backed securities	20,265	215	—	215	20,480
Asset-backed securities	22,376	167	—	167	22,543

Total long-term investments	$135,044	$3,111	$(16)	$3,095	$138,139

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        Available-for-sale debt securities as of June 29, 2008 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Net Unrealized Gain (Loss)	Market Value
Short-Term Investments:
Corporate debt	$34,181	$44	$(103)	$(59)	$34,122
U.S. government and agency obligations	67,507	132	(22)	110	67,617

Total short-term investments	$101,688	$176	$(125)	$51	$101,739

Long-Term Investments:
Corporate debt	$44,031	$205	$(466)	$(261)	$43,770
U.S. government and agency obligations	90,260	1,760	(325)	1,435	91,695
Mortgage-backed securities	96,204	546	(5,492)	(4,946)	91,258
Asset-backed securities	80,023	272	(3,338)	(3,066)	76,957

Total long-term investments	$310,518	$2,783	$(9,621)	$(6,838)	$303,680

        The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies, and one closely held equity security. These stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.0 million and $0.2 million for the three months ended March 29, 2009 and March 30, 2008, respectively, and $0.3 million and $0.4 million for the nine months ended March 29, 2009 and March 30, 2008, respectively.

        The carrying values of the equity investments included in other long-term assets at March 29, 2009 and June 29, 2008 were $15.9 million and $29.2 million, respectively, compared to their purchase cost at March 29, 2009 and June 29, 2008 of $18.9 million and $24.9 million, respectively. The change in unrealized gain (loss), net of taxes, for the three months ended March 29, 2009 and March 30, 2008 was $(0.2) million and $1.1 million, respectively, and for the nine months ended March 29, 2009 and March 30, 2008 was $(13.4) million and $(10.7) million, respectively, and was included in other comprehensive loss.

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities, for the three months ended March 29, 2009 and March 30, 2008 were $11.7 million and $3.8 million,

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

respectively, and for the nine months ended March 29, 2009 and March 30, 2008 were $37.3 million and $4.7 million, respectively, and were included in other expense.

        The investments the Company determined were other-than-temporarily impaired were mortgage-backed securities, asset-backed securities, and corporate bonds with stated maturities ranging from 1 to 27 years (expected maturity from 3 months to 20 years) and an equity investment. As a result, the Company recorded impairment charges in earnings related to its investments in mortgage-backed securities, asset backed securities and corporate bonds of $5.8 million and $31.3 million for the three and nine months ended March 29, 2009. In addition, the Company recorded an impairment charge related to its equity investment of $5.9 million for the three and nine months ended March 29, 2009.

        As of March 29, 2009, the Company had $43.0 million in investment positions in mortgage-backed securities and asset-backed securities that were in a loss position and which the Company does not intend to hold until maturity. These securities were fair valued utilizing a cash flow model which relied upon the Company's tranche specific cash flow projections, the benchmark yield, assumed collateral performance and tranche specific yield. These investments were determined to be other than temporarily impaired due to the expectation of a prolonged economic slowdown weighing on the underlying assets of these securities. Such opinion is pervasive in the market. The Company does not believe that it is more likely than not that prices will recover before these investment positions are sold. Additional information the Company considered in determining that these securities were other than temporarily impaired included quantitative information regarding the most recent delinquency rate, foreclosure or real estate-owned rate, current credit rating and the rating date, correlation of price change and benchmark yield change, net credit support, coverage ratio and effective maturity for these securities. Qualitative analysis considered past impairments, changes in prepayment speed and the magnitude of the unrealized loss.

        As a result of the Company's interim period review of its available for sale securities, the Company determined that one of its equity investments was significantly below the original purchase cost and had been for more than six months. The Company has the intent and ability to hold this investment indefinitely. However, in the Company's judgment, the security's value may not recover to its purchase cost. Accordingly, the Company has determined that this investment was other-than-temporarily impaired due to the prolonged downturn in the overall market and recorded an impairment charge of $5.9 million in the current quarter. In reaching its conclusion, the Company reviewed the financial statements of the issuer, rating agency developments, investment activity in the issuer and price trends for the security.

        The following table summarizes the market value and gross unrealized losses related to available-for-sale debt investments, aggregated by type of investment and length of time that individual

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

securities have been held. The unrealized loss position is measured and determined at each fiscal quarter (in thousands):

	Securities held in a loss position for less than 12 months at March 29, 2009		Securities held in a loss position for 12 months or more at March 29, 2009		Total in a loss position at March 29, 2009
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$12,539	$(18)	$—	$—	$12,539	$(18)

Total	$12,539	$(18)	$—	$—	$12,539	$(18)

	Securities held in a loss position for less than 12 months at June 29, 2008		Securities held in a loss position for 12 months or more at June 29, 2008		Total in a loss position at June 29, 2008
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$37,473	$(485)	$6,182	$(84)	$43,655	$(569)
U.S. government and agency obligations	32,026	(347)	—	—	32,026	(347)
Mortgage-backed securities	43,297	(5,077)	1,893	(415)	45,190	(5,492)
Asset-backed securities	31,567	(2,915)	4,920	(423)	36,487	(3,338)

Total	$144,363	$(8,824)	$12,995	$(922)	$157,358	$(9,746)

        The amortized cost and estimated fair value of investments at March 29, 2009, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$126,874	$127,760
Due in 1 - 2 years	75,569	77,672
Due in 2 - 5 years	20,985	21,652
Due after 5 years	38,490	38,815

Total investments	$261,918	$265,899

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains were $1.5 million and $4.6 million for the three and nine months ended March 29, 2009, respectively, and gross realized (losses) were $(0.1) million and $(9.2) million for the three and nine months ended March 29, 2009, respectively. Gross realized gains were $0.4 million and $0.7 million for the three and nine months ended March 30, 2008, respectively, and gross realized

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

(losses) were $(0.7) million and $(1.3) million for the three and nine months ended March 30, 2008, respectively.

        During the three and nine months ended March 29, 2009, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $2.2 million and $31.9 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

5. Supplemental Cash Flow Disclosures

        Components of the changes in operating assets and liabilities for the nine months ended March 29, 2009 and March 30, 2008 were comprised of the following (in thousands):

	Nine Months Ended
	March 29, 2009	March 30, 2008
Trade accounts receivable	$16,542	$14,360
Inventories	(1,469)	39,221
Prepaid expenses and other receivables	(11,713)	(554)
Accounts payable	(15,254)	(348)
Accrued salaries, wages and commissions	(11,353)	(2,448)
Deferred compensation	(1,280)	(1,405)
Accrued income taxes	4,500	(102,921)
Other accrued expenses	(8,410)	(19,545)

Changes in operating assets and liabilities	$(28,437)	$(73,640)

        Supplemental disclosures of cash flow information (in thousands):

	Nine Months Ended
	March 29, 2009	March 30, 2008
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$1,112	$1,487

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories

        Inventories at March 29, 2009 and June 29, 2008 were comprised of the following (in thousands):

	March 29, 2009	June 29, 2008
Raw materials	$31,420	$34,046
Work-in-process	70,255	67,855
Finished goods	60,250	73,955

Total inventories	$161,925	$175,856

7. Goodwill and Acquisition-Related Intangible Assets

Acquisition Related Intangible Assets

        At March 29, 2009 and June 29, 2008, acquisition-related intangible assets included the following (in thousands):

		March 29, 2009			June 29, 2008
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquisition-related intangible assets:
Completed technology	4 - 15	$29,679	$(18,645)	$11,034	$29,679	$(15,803)	$13,876
Customer lists	5 - 12	5,446	(4,434)	1,012	5,446	(4,107)	1,339
Intellectual property and other	5 - 15	7,963	(7,080)	883	7,963	(6,953)	1,010

Total acquisition-related intangible assets		$43,088	$(30,159)	$12,929	$43,088	$(26,863)	$16,225

        As of March 29, 2009, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2009: $1,097; fiscal year 2010: $4,386; fiscal year 2011: $4,125; fiscal year 2012: $1,771; and fiscal year 2013: $231.

Goodwill

        The Company assesses the carrying amount of Goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that the Company assess the carrying value of goodwill at least annually and more frequently if the Company believes indicators of impairment exist

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Acquisition-Related Intangible Assets (Continued)

        The carrying amount of goodwill by ongoing business segment as of March 29, 2009 and June 29, 2008 was as follows (in thousands):

Business Segments:	March 29, 2009	June 29, 2008
Power Management Devices	$—	$—
Energy-Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	—	3,793
Intellectual Property	—	20,074

Total goodwill	$74,955	$98,822

        In arriving at its decision to perform an interim impairment analysis of the goodwill associated with the Company's reporting units the Company considered a number of factors. These factors included the decline in the Company's market capitalization, the Company's performance against its business plan and the outlook for the Company's businesses and industry in general. Based on that evaluation at the end of both the second and third quarters of fiscal year 2009, the Company made a decision to perform an interim impairment analysis of goodwill.

        Based on the results of the interim goodwill impairment analysis at the end of the third quarter of fiscal year 2009, the Company concluded that for the Automotive Products and Intellectual Property reporting units the carrying amount of goodwill exceeded their fair value determined using a discounted cash flow analysis. As a result, the Company recorded a goodwill impairment charge of $23.9 million during the third quarter of fiscal year 2009. As a result of this impairment, the Automotive Products and Intellectual Property segments carry no goodwill as of March 29, 2009.

        In the fourth quarter of fiscal year 2008, the Company performed its annual assessment of goodwill for impairment. During that quarter, the forecasted cash flows of the Company's reporting units were updated. This update considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions, and technology. Based on the results of the annual assessment of goodwill for impairment, the net book value of one of the Company's reporting segments exceeded its estimated fair value determined using a discounted cash flow analysis. Therefore, the Company recorded during the fourth quarter of fiscal year 2008 goodwill impairment charges of $32.6 million. As a result of this impairment, the PMD segment carries no goodwill.

8. Bank Loans and Long-Term Debt

        As of March 29, 2009, the Company had no long-term debt outstanding.

        On November 6, 2006, the Company entered into a five-year multi-currency revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG (the "Facility"). Considering the Company's current liquidity position, the Company terminated the commitments of the lenders to provide further obligations effective as of November 28, 2008. In connection therewith, on November 26, 2008, the Company and the lenders entered into a letter agreement providing for the termination of the obligations of each of the parties

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Bank Loans and Long-Term Debt (Continued)

under the Facility (except for those obligations which by their terms expressly survive termination) upon the payment by the Company of the outstanding fees under the Facility, and the Facility terminated on November 28, 2008. The payment of outstanding fees did not include any early termination fees.

        During the second quarter of fiscal year 2009, the Company reduced its outstanding letters of credit from $4.3 million to $2.9 million. These letters of credit are secured by cash collateral provided by the Company in an amount equal to their face amount.

9. Other Accrued Expenses

        Other accrued expenses at March 29, 2009 and June 29, 2008 were comprised of the following (in thousands):

	March 29, 2009	June 29, 2008
Sales returns	$25,355	$40,850
Accrued accounting and legal costs	20,027	18,884
Accrued compensation	4,473	6,679
Transition services contract liability (See Note 2)	1,067	6,667
Deferred revenue	6,177	7,326
Accrued sales and other taxes	3,193	1,583
Accrued decommissioning costs	3,154	3,101
Accrued warranty	2,129	2,672
Accrued utilities	1,459	2,320
Short-term severance liability	7,024	1,091
Other	8,147	12,182

Total other accrued expenses	$82,205	$103,355

Warranty

        The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of its warranty agreements. The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business. In general, for standard products, the Company will provide customers with replacements parts for defective parts not meeting the Company's published specifications, at no cost to the customers. Factors that affect the liability include historical and anticipated failure rates of products sold, and cost per claim to satisfy the warranty obligation. If actual results differ from the estimates, the Company revises its estimated warranty liability to reflect such changes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Accrued Expenses (Continued)

        The following table details the changes in the Company's warranty reserve for the nine months ended March 29, 2009, which is included in other accrued liabilities (in thousands):

Accrued warranty, June 29, 2008	$2,672
Accruals for warranties issued during the period	2,810
Changes in estimates related to pre-existing warranties	1,571
Warranty claim settlements	(4,924)

Accrued warranty, March 29, 2009	$2,129

10. Other Long-Term Liabilities

        Other long-term liabilities at March 29, 2009 and June 29, 2008 were comprised of the following (in thousands):

	March 29, 2009	June 29, 2008
Income taxes payable	$56,258	$21,147
Divested entities' tax obligations	13,819	20,734
Deferred compensation	5,976	9,326
Transition services contract liability	—	5,000
Other	4,455	3,078

Total other long-term liabilities	$80,508	$59,285

        The Company accrued a $1.6 million asset retirement obligation during the third quarter of fiscal year 2009 related to future obligations to remove leasehold improvements and obligations for the closure of certain owned manufacturing facilities. The initial asset amount related to this obligation was approximately $1.1 million and was recorded as an addition to buildings and improvements during the third quarter of fiscal year 2009. The Company recorded a charge of $1.3 million during the quarter for depreciation and accretion expense of which $1.2 million related to prior periods. Of this charge, $1.0 million was recorded in cost of sales and $0.3 million was recorded in selling and administrative expense.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation

        The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the nine months ended March 29, 2009 (in thousands, except per share price data):

	Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 29, 2008	9,360	$40.43	—	$2,568
Granted	1,974	$16.47	$6.95	—
Exercised	(220)	$13.50	—	$399
Expired or forfeited	(2,893)	$41.92	—	—

Outstanding, March 29, 2009	8,221	$34.88	—	$1,174

        For the nine months ended March 29, 2009 and March 30, 2008, the Company received $3.0 million and $0.2 million, respectively, for stock options exercised. The total tax benefit realized for the tax deductions from stock options exercised was $0.5 million and $0.1 million for the nine months ended March 29, 2009 and March 30, 2008, respectively.

        The following table summarizes the Restricted Stock Unit ("RSU") activities for the nine months ended March 29, 2009 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding, June 29, 2008	1	$48.10
Granted	430	$17.55
Vested	(92)	$12.06

Outstanding, March 29, 2009	339	$18.07

        The Company's employee stock option plan permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the nine months ended March 29, 2009, the Company withheld RSUs representing 41,827 shares to fund a grantee's income tax obligations.

        Additional information relating to the stock option plans, including employee stock options and RSUs at March 29, 2009 and June 29, 2008 is as follows (in thousands):

	March 29, 2009	June 29, 2008
Options exercisable	6,214	8,621
Options and RSUs available for grant	2,969	4,440
Total reserved common stock shares for stock option plans	11,529	13,800

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

In accordance with SFAS No. 123 (Revised 2004) "Share-Based Payment," the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of operations in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a net credit of $0.0 million and $0.6 million for the three and nine months ended March 29, 2009, respectively, compared to a net credit of $2.3 million and $0.5 million for the three and nine months ended March 30, 2008, respectively. The aggregate fair value of the liability awards included in other accrued expenses was $0.0 million at March 29, 2009.

        For the three and nine months ended March 29, 2009 and March 30, 2008, stock-based compensation expense associated with the Company's stock options and RSUs is as follows (in thousands):

	March 29, 2009		March 30, 2008
	Three Months Ended	Nine months Ended	Three Months Ended	Nine months Ended
Cost of sales	$119	$253	$(84)	$304
Selling and administrative expense	2,071	3,476	(67)	6,017
Research and development expense	445	1,277	(274)	1,104

Total stock-based compensation expense	$2,635	$5,006	$(425)	$7,425

        During the second quarter of fiscal year 2009, a one-time $1.8 million decrease in stock option expense was recorded due to a correction of an error in accounting for stock options issued in prior periods. This one-time decrease primarily affected selling and administrative expense.

        The total unrecognized compensation expense for outstanding stock options and RSUs was $19.2 million as of March 29, 2009, and will be recognized, in general, over three years from the date of grant, except for one stock option award and one RSU award made to the CEO. The awards to the CEO (which are included in the awards disclosed above), include an option to purchase 750,000 shares and an award of RSUs in the amount of 250,000 shares made to the CEO during fiscal year 2008 as provided for under his employment agreement. The Company estimated the value of the option awards for the CEO by using the Black-Scholes options pricing model with the following assumptions: (i) an expected life of the award of 4.6 years; (ii) risk free rate of 3.2 percent; (iii) Company stock price volatility of 45.0 percent; and (iv) an annual dividend yield on the Company's common stock of 0.0 percent. The total unrecognized compensation expense for these grants was $9.0 million as of March 29, 2009, and will be recognized over 2.5 years. The weighted average number of years to recognize the total compensation expense (including that of the CEO) is 1.9 years.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

        The fair value of the options associated with the above compensation expense for the three and nine months ended March 29, 2009 and March 30, 2008, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended
	March 29, 2009	March 30, 2008
Expected life	3.9 years	N/A
Risk free interest rate	2.4%	N/A
Volatility	54.3%	N/A
Dividend yield	0%	N/A

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

  •
  Newport Fabrication Facility Consolidation

  •
  El Segundo Fabrication Facility Closure

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

  •
  Research and Development Facility Closure Initiative

  •
  Termination of the Vishay TPSA (Described under Other Activities and Charges below)

        The following table summarizes restructuring charges incurred during the three and nine months ended March 29, 2009 and March 30, 2008 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$48,885	$—
Severance and workforce reduction costs	6,524	1,916	6,905	$1,923
Other charges	593	—	774	35

Total asset impairment, restructuring and other charges	$7,117	$1,916	$56,564	$1,958

        In addition to the amounts in the table above, $0.9 million of workforce reduction expense related to retention bonuses was recorded in cost of sales during the quarter ended March 29, 2009 related to the restructuring initiatives as of March 29, 2009.

        The following table summarizes changes in the Company's restructuring related accruals by plan for the nine months ended March 29, 2009, which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	All Other
Accrued severance and workforce reduction costs, June 29, 2008	$—	$—	$1,091
Charged to asset impairment, restructuring and other charges	1,794	3,433	1,679
Charged to operating expenses	—	434	—
Costs paid	(695)	(648)	(1,345)
Foreign exchange gains	(9)	—	(2)

Accrued severance and workforce reduction costs, March 29, 2009	$1,090	$3,219	$1,423

Fiscal year 2009 and 2008 Initiatives

Newport, Wales Fabrication Facility Consolidation Initiative

        The Company adopted a plan during the second quarter of fiscal year 2009 to consolidate its wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand. The plan will continue to be carried out during the remainder of fiscal year 2009 and fiscal year 2010 with an estimated total pre-tax cost of approximately $52.4 million of which $48.9 will be non-cash charges. These charges consist of severance and other workforce reduction costs of $1.8 million, asset impairment charges of $48.9 and other costs incurred to close or consolidate the facilities of $1.7 million. As a result of the adoption of this plan, the Company recorded

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

a $48.9 million asset impairment charge during the second quarter of fiscal year 2009. No other charges related to this restructuring plan were recorded during the second quarter of fiscal year 2009. The restructuring charge recorded during the third quarter of fiscal year 2009 included $1.8 million of severance and other workforce reduction costs. The charges did not impact any specific business segment.

        Cash payments for this initiative are estimated to be approximately $3.3 million during fiscal year 2009 and $0.2 million during fiscal year 2010. The following table summarizes the charges related to the Newport, Wales fabrication facility consolidation initiative for the three and nine months ended March 29, 2009 and March 28, 2008:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$48,885	$—
Severance and workforce reduction costs	1,794	—	1,794	—
Other charges	9	—	9	—

Total expense reported in asset impairment, restructuring and other charges	1,803	—	50,688	—
Other costs recorded in costs of sales	248	—	248	—

Total asset impairment, restructuring and other charges	$2,051	$—	$50,936	$—

El Segundo, California Facility Closure Initiative

        The Company adopted a plan for the closure of its El Segundo, California fabrication facility during the second quarter of fiscal year 2009. No costs were recorded under this plan during the second quarter of fiscal year 2009. The plan will continue to be carried out during the remainder of fiscal year 2009 and fiscal year 2010 with an estimated total pre-tax cost of $11.4 million of which approximately $0.8 million will be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.4 million and other costs incurred to close or consolidate the facilities of $6.0 million. The restructuring charge recorded during the third quarter of fiscal year 2009 includes $3.4 million of severance costs and other workforce reduction costs and $1.2 million of other charges of which $0.7 million were recorded in cost of sales. The charges did not impact any specific business segment.

        Cash payments for this initiative are estimated to be approximately $6.0 million, $2.5 million and $2.1 million during fiscal year 2009, 2010 and thereafter, respectively. The following table summarizes

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

the charges related to the El Segundo fabrication facility initiative for the three and nine months ended March 29, 2009 and March 28, 2008.

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs	3,433	—	3,433	—
Other charges	502	—	502	—

Total expense reported in asset impairment, restructuring and other charges	3,935	—	3,935	—
Workforce reduction and other costs recorded in costs of sales	692	—	692	—

Total asset impairment, restructuring and other charges	$4,627	$—	$4,627	$—

Research and Development Facility Closure Initiative

        In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $8.7 million. Of this amount, approximately $6.7 million represents the cash outlay related to this initiative. The Company estimates that the closure and exiting of these two facilities will be completed by the end of the fourth quarter of fiscal year 2011. Restructuring related cash payments are estimated to be approximately $2.7 million, $2.0 million and $0.1 million during fiscal year 2009, 2010, and thereafter, respectively.

        The following illustrates the charges the Company recorded in the three and nine months ended March 29, 2009 and March 30, 2008 related to its Research and Development Facility Closure initiative (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Severance	$—	$1,759	$382	$1,759
Other charges	82	—	262	—

Total asset impairment, restructuring and other charges	$82	$1,759	$644	$1,759

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

Other Activities and Charges

        On January 15, 2009, the Company received written notification from Vishay terminating certain wafer processing services under the TPSA effective April 30, 2009. As a result, the Company recorded a charge for severance related to the partial termination of the contract during the third quarter of fiscal year 2009 of $1.3 million. The Company estimates total cost related to the partial termination of the contract to be $1.3 million, all of which will be cash charges. Actions related to the partial termination of the contract should be complete by the end of fiscal year 2009. The charges recorded in fiscal year 2008 relate to other smaller scale restructuring initiatives undertaken at local sites. The following summarizes the charges the Company recorded in the three and nine months ended March 29, 2009 and March 30, 2008 (in thousands) (including those related to the partial termination of the TPSA):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges:
Severance	$1,297	$157	$1,297	$157

Total asset impairment, restructuring and other charges (credits)	$1,297	$157	$1,297	$157

Fiscal year 2007 Initiatives

PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, the Company terminated approximately 100 former PCS Business employees. The Company also terminated other operating and support personnel to streamline the organization in connection with the Divestiture.

        The following illustrates the charges the Company recorded in the three and nine months ended March 29, 2009 and March 30, 2008 related to its PCS Divestiture restructuring initiative (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Severance	$—	$—	$—	$7
Other charges	—	—	—	35

Total asset impairment, restructuring and other charges	$—	$—	$—	$42

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

Other Impairment Charges

        In addition to the Newport facility asset impairment of $48.9 million, during the second quarter of fiscal year 2009, the Company recorded an asset impairment of $1.9 million related to assets removed from service in its Tijuana, Mexico facility and certain contract manufacturing facilities. Since the decision to remove these assets from service was in response to a reduction in demand and not related to an exit activity, the associated asset impairment charge was recorded in cost of sales, not in asset impairment, restructuring and other charges.

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

  •
  The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Divestiture. Vishay terminated certain wafer processing services under the TPSA effective April 30, 2009. The revenue from such terminating services represents a majority of the revenue reported under the TS segment.

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

        For the three and nine months ended March 29, 2009 and March 30, 2008, revenue and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended March 29, 2009			Three Months Ended March 30, 2008
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$42,593	29.0%	(3.5)%	$83,815	33.3%	17.1%
Energy-Saving Products	35,272	24.1	34.7	46,734	18.5	21.8
HiRel	33,954	23.2	47.1	39,421	15.6	46.8
Automotive Products	9,453	6.4	4.2	22,440	8.9	24.0
Enterprise Power	11,315	7.7	11.8	35,109	13.9	21.3

Ongoing customer segments total	132,587	90.4	21.5	227,519	90.2	24.5
Intellectual Property	2,365	1.6	100.0	10,286	4.1	100.0

Ongoing segments total	134,952	92.0	22.8	237,805	94.3	27.8
Transition Services	11,690	8.0	0.9	14,419	5.7	2.9

Consolidated total	$146,642	100.0%	21.1%	$252,224	100.0%	26.4%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Segment Information (Continued)

	Nine Months Ended March 29, 2009			Nine Months Ended March 30, 2008
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$180,505	31.1%	14.8%	$265,978	34.0%	21.6%
Energy-Saving Products	120,830	20.8	40.6	125,698	16.1	33.4
HiRel	110,739	19.1	52.4	117,529	15.0	51.5
Automotive Products	40,521	7.0	24.8	62,897	8.1	30.7
Enterprise Power	67,944	11.7	37.4	133,225	17.1	35.0

Ongoing customer segments total	520,539	89.6	32.5	705,327	90.3	32.0
Intellectual Property	24,925	4.3	100.0	29,382	3.8	100.0

Ongoing segments total	545,464	93.9	35.6	734,709	94.1	34.7
Transition Services	35,398	6.1	(7.3)	46,444	5.9	1.4

Consolidated total	$580,862	100.0%	33.0%	$781,153	100.0%	32.8%

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

        In the third quarter of 2009, the Company recorded a charge of $12.4 million related to establishing valuation allowances against its current deferred tax assets in the U.S. In accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), the Company evaluate its deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.

        As cumulative pre-tax losses for the current and prior two years in the Company's U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. The Company did examine the four sources which allow the realization of deferred tax assets. They are: carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        Of the four sources of taxable income, loss carrybacks is the only meaningful one available to support the Company's ability to realize the tax benefit of its remaining U.S. federal current deferred tax assets. A valuation allowance, therefore, was recorded to the extent that the carryback of current losses did not utilize deferred tax assets and deferred tax liabilities would not also offset the realization of those assets.

        During the third quarter of fiscal year 2009, the Company filed amended and original returns for prior fiscal years for the U.S. and various foreign jurisdictions. The Company revised its estimates to its tax provision and recorded a benefit to tax expense in the amount of approximately $7.8 million. The Company recorded a net tax benefit of $1.2 million for the third quarter of fiscal year 2009. The previously noted $12.4 million in valuation allowances recorded against the Company's deferred tax assets reduced the benefit from its revision to estimates and the benefit of a loss carryback the Company realized in this quarter.

        The filing of the tax returns revised the Company's FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" ("FIN 48") estimated reserves. The FIN 48 Liability decreased by $20.4 million as a result of tax positions taken on certain tax returns. The reserve increased by $1.3 million due to certain tax positions taken during this quarter. A reduction in the reserve of $1.6 million was recorded due to the lapse of the applicable statutes of limitation. As of March 29, 2009, the liability for income tax associated with uncertain tax positions was $69.5 million. If recognized, the liabilities associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $43.4 million which would reduce the Company's future effective tax rate, which represents a decrease of $11.8 million primarily due to the filing of the tax returns in this quarter.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 29, 2009, the Company had accrued $40.9 million of interest and penalties related to uncertain tax positions. For the quarter, penalties and interest increased the reserve by $7.9 million, and for the nine months, increased the reserve by $10.4 million.

        While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes represent the most probable outcome. The Company adjusts these reserves, including those for the related interest, in light of changing facts and circumstance.

        The Company received a notice of assessment for the Singapore tax authority due to the late filing of the Singapore subsidiary's fiscal year 2007 income tax return. The assessment of approximately $14.5 million was based upon the Company's transfer pricing methodology prior to fiscal year 2007. The Company has determined that collection on this assessment is not probable as the Company believes it is more likely than not that its current transfer pricing methodology will be sustained.

        As noted, during the third quarter of fiscal year 2009, the Company filed amended and original returns for prior fiscal years for the U.S. The Company has filed a claim for refund on the U.S. income tax returns the total of which ranges from $25 million to $30 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

        The Company's effective tax rate related to continuing operations was 1.4 percent and 39.2 percent for the three months ended March 29, 2009 and March 30, 2008, respectively and (59.0) percent and 65.9 percent for the nine months ended March 29, 2009 and March 30, 2008, respectively. For the three and nine months ended March 29, 2009, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (i) realization of a year-to-date refund benefit arising from a loss carryback and (ii) revision of estimates arising from the filing of tax returns for several fiscal years partially offset by (i) valuation allowances recorded on deferred tax assets, (ii) impairment of certain securities, and (iii) non deferral of income from certain foreign jurisdictions. The Company's effective tax rate will be volatile due to the losses that cannot benefit its tax expense in the U.S. and U.K. in combination with its geographic mix of income which results in profit in certain foreign jurisdictions with a resulting tax payable.

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

        As of June 29, 2008, U.S. income taxes have not been provided on approximately $79.3 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

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

15. Net Loss per Common Share

        Net loss per common share—basic is computed by dividing net loss available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net loss per common share—diluted is similar to the computation of net loss per common share—basic except that when dilutive, the denominator is increased to include the number of additional common shares that would have been outstanding for the exercise of stock options using the treasury stock method resulting in the dilution of earnings per share. The Company's use of the treasury stock method reduces the gross number of the dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Net Loss per Common Share (Continued)

        The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 29, 2009 and March 30, 2008 (in thousands, except per share amounts):

	Three Months Ended March 29, 2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(81,722)	72,102	$(1.13)
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—

Net loss per common share—diluted	$(81,722)	72,102	$(1.13)

	Three Months Ended March 30, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(21,567)	72,826	$(0.30)
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—

Net loss per common share—diluted	$(21,567)	72,826	$(0.30)

	Nine Months Ended March 29, 2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(272,239)	72,547	$(3.75)
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—

Net loss per common share—diluted	$(272,239)	72,547	$(3.75)

	Nine Months Ended March 30, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(10,841)	72,817	$(0.15)
Effect of dilutive securities:
Stock options and restricted stock units	—	—	—

Net loss per common share—diluted	$(10,841)	72,817	$(0.15)

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

        Additionally, under some of these laws and regulations, the Company could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, the Company may be subject to common law claims if released substances damage or harm third parties. The Company cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on the Company's results of operations, financial position or cash flows, as could any failure by or violation of the Company to comply with any prior, current or future environmental laws and regulations.

        As part of the environmental review process, the Company has in prior years provided certain disclosures of potential permit violations and other matters to local environmental authorities with respect to the Company's Temecula, California facility. The Company has taken steps to correct the alleged deficiencies. However, in October 2008, the Company received a notification of additional permit violations at such facility. The Company has not yet been assessed any penalties with respect to the disclosures made for alleged violations at that facility. In December 2008, the enforcement division for the South Coast Air Quality Management District requested information from the Company for the purposes of determining what further action to take with respect to alleged violations asserted prior to the District's October 2008 notification. In April 2009, the Company received a similar request with respect to alleged violations set forth in the District's October 2008 notification. The Company has responded to the December 2008 request and is preparing its response to the April 2009 request.

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

        Counsel for Rachelle received a letter dated August 2001 from the U.S. Department of Justice, directed to all or substantially all PRPs for the OII Site, offering to settle claims against such parties for all work performed through and including the final remedy for the OII Site. The offer required a

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Environmental Matters (Continued)

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

        In November 2007, the Company was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al ., No. EDCV07-1471 (TJH) (JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles down gradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including the Company, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the EPA considers them to be responsible for the groundwater plume near the Angeles Facility, which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on CERCLA, nuisance and trespass, and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and clean-up the contamination and to recover damages. The case has been stayed by the court pending the Environmental Protection Agency's completion of its remedial investigation. The Company previously entered into a settlement with other parties associated with the Omega Site pursuant to which the Company paid those entities money in exchange for an agreement to defend and indemnify the Company with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that the Company's volumetric share of wastes sent to the Omega Site was in the range of 0.08 percent. The Company believes that much, if not all, of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, the Company has tendered the complaint to several of its insurance carriers, one of which has agreed to defend under a reservation of rights. Therefore, the Company does not expect its out-of-pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage and the fact that its volumetric share of Omega Site wastes was less than 0.1 percent, the Company does not believe that an adverse judgment against the Company would be material.

17. Litigation

        International Rectifier Securities Litigation.    Following the Company's disclosure on April 9, 2007, that its Audit Committee was conducting an Internal Investigation into certain revenue recognition

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Litigation (Continued)

matters, a series of putative class action lawsuits was filed against the Company in the United States District Court for the Central District of California. The complaints were filed on behalf of a putative class of purchasers of Company stock from October 27, 2005 through April 9, 2007, and named as defendants the Company and certain of its present and former officers and directors. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged accounting irregularities at the Company's Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation, No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed the Massachusetts Laborers' Pension Fund and the General Retirement System of the City of Detroit (together, "Lead Plaintiffs") as co-lead plaintiffs.

        On January 14, 2008, Lead Plaintiffs filed a Consolidated Class Action Complaint, which named as defendants several of the Company's former officers, but did not name any of its past or present directors except Eric Lidow and Alex Lidow. On May 23, 2008, the Court issued an order granting defendants' motions to dismiss, without prejudice, on the ground that Lead Plaintiffs failed to plead detailed facts sufficient to give rise to a strong inference of defendants' scienter.

        On October 17, 2008, Lead Plaintiffs filed a second amended consolidated class action complaint ("SACC") alleging causes of action for securities fraud and control person liability against the Company, Alex Lidow, Michael P. McGee, and Robert Grant, and, for control person liability only, against Eric Lidow and purporting to bring suit on behalf of a putative class of investors who purchased Company securities between July 31, 2003 and February 11, 2008. On November 10, 2008, the Company filed a motion to dismiss the SACC on the grounds that plaintiffs had failed to plead with particularity facts raising a strong inference that the individuals who spoke on the Company's behalf during the putative class period knew, or were reckless in not knowing, that the Company's financial statements were inaccurate. On December 31, 2008 the District Court issued an order granting the Company's motion to dismiss plaintiffs' claim for control person liability and granting, in its entirety, defendant Robert Grant's motion to dismiss. These dismissals were with prejudice. The District Court denied the Company's motion to dismiss the securities fraud count and denied in their entirety motions to dismiss brought by defendants Alex Lidow, McGee, and Eric Lidow.

        On January 7, 2009 the Court issued orders referring the matter for mediation, setting September 1, 2009 as the last day for a settlement conference, October 26, 2009 as the discovery cutoff, and January 12, 2010 as the first day of trial. On March 17, 2009 plaintiffs filed a motion for certification of the putative class, which is currently set for hearing on July 13, 2009. Discovery is ongoing.

        The Company intends to defend against the claims asserted against it vigorously.

        International Rectifier Derivative Litigation.    On August 1, 2008, a partial derivative lawsuit captioned Mayers v. Lidow, No. BC395652, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint asserts derivative claims, purportedly on behalf of the Company, against certain of the Company's former officers, and current and former directors, alleging breach of fiduciary duty, unjust enrichment and violations of Section 25402 of the California Corporations Code (insider trading) in connection with the matters reported in the Company's recent public filings with the SEC. The derivative claims seek damages, disgorgement and imposition of a

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Litigation (Continued)

constructive trust against the individual defendants purportedly for the benefit of the Company. The complaint also seeks injunctive relief against the current board under a provision of Delaware law that permits shareholders to apply to the Court of Chancery for a summary order requiring the company to hold an annual shareholders' meeting. The complaint does not seek monetary relief against the Company.

        On November 13, 2008, plaintiff filed a request for dismissal of Count IV of the complaint (which sought an order under Delaware law requiring IR to hold its 2007 shareholder meeting) and as to defendants Oleg Khaykin, Richard J. Dahl, Mary B. Cranston, and Tom Lacey, each of whom previously was named only in connection with Count IV.

        IR demurred to plaintiff's complaint on December 22, 2008 and the matter was set for hearing on March 17, 2009. On March 4, 2009, plaintiff notified the Court that he intended to file an amended complaint in lieu of seeking to further oppose IR's demurrer. That same day, the Court issued an order vacating the March 17, 2009 hearing on demurrer, requiring plaintiff to file an amended complaint no later than April 3, 2009, and requesting that the parties file a further status update by no later than April 17, 2009. On March 3, 2009 plaintiff filed an amended complaint. The amended complaint is brought solely as a derivative action and alleges substantially the same causes of action as were alleged derivatively in the complaint filed August 1, 2008. The Company believes the claims against the Company's directors are without merit and intends to demur to the amended complaint on the grounds that plaintiff lacks standing to bring this action. The hearing date for the Company's demurrer is set for July 27, 2009.

        Litigation Arising from Vishay Proposal.    On August 15, 2008, shortly after the Company's disclosure that Vishay Intertechnology,  Inc. ("Vishay") had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint named as defendants the Company and all current directors and alleged that the Vishay proposal was unfair and that acceptance of the offer would constitute a breach of fiduciary duty by the board. Five other substantively identical complaints seeking the same relief were filed in the same court and, on October 3, 2008, were consolidated under the caption of the lead case. On October 28, 2008, plaintiffs filed a consolidated amended complaint purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the board breached its fiduciary duty by rejecting the Vishay proposal.

        Also pending before the same court is a related case captioned City of Sterling Heights Police Fire Retirement System v. Dahl, No. BC397326. The City of Sterling complaint, filed August 29, 2008, alleges substantively identical causes of action but is brought nominally on the Company's behalf as a derivative action.

        Briefing on both complaints was coordinated pursuant to a scheduling order issued by the Court on October 15, 2008. On November 21, 2008, defendants demurred to the complaints on the grounds that plaintiffs in both cases have failed to plead a claim and lack standing to bring the claims on behalf of the Company. In support of the demurrer in Zhao, defendants further assert that plaintiffs' claims are derivative, not direct, and that because plaintiffs already have filed with the Court pleadings in which they allege that the Vishay offer was undervalued, they are now estopped from alleging the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Litigation (Continued)

opposite. Defendants also brought a motion pursuant to California Corporations Code §800 requiring plaintiff City of Sterling to post a bond before continuing with litigation on the Company's behalf. On December 19, 2008 plaintiffs in both actions filed oppositions to defendants' demurrers. In its opposition, plaintiff City of Sterling noted that it intended to withdraw its complaint and file an amended complaint after the hearing on the Company's demurrers and motion for bond. On April 16, 2009, the Court sustained defendants' demurrer to the consolidated amended complaint in Zhao, and ordered the Zhao action to be dismissed with prejudice. Also on April 16, 2009, the Court granted defendants' motion pursuant to California Corporations Code §800 requiring plaintiff City of Sterling to post a bond in the amount of $50,000 no later than June 2, 2009, or face dismissal of its action.

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

        IXYS Litigation.    On June 6, 2000, the Company filed International Rectifier Corporation v. IXYS Corporation, Case No. CV-00-06756-R, in the United States District Court for the Central District of California (the "IXYS IP Action"). The Company's complaint alleged that certain IXYS Corporation

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Litigation (Continued)

("IXYS") MOSFET products infringed certain of the Company's patents. After proceedings, including a jury trial on damages, in the District Court and an initial appeal, a jury trial on infringement and damages was held commencing in September 2005, with the jury finding that IXYS was infringing certain claims of Patent No. 4,959,699 and awarding IR $6.2 million in damages through September 2005. In September 2006, the District Court entered the final judgment and permanent injunction based on the jury verdict. IXYS again appealed. In an opinion issued in February 2008, the Federal Circuit ruled against IR and reversed the judgment. In July 2008, the Company filed a petition with the Supreme Court of the United States for a writ of certiorari, which was denied in October 2008. The proceedings are now at an end, subject to ancillary motions of the parties regarding fees. On March 24, 2009, IXYS filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, Case No. 109CV138093, naming the Company and certain others as defendants and alleging malicious prosecution regarding the IXYS IP Action. The complaint seeks damages, including without limitation, punitive and exemplary damages. The Company has not been served in the case; however, if served, the Company intends to defend against the claims asserted against it in this action vigorously.

        EPC/Alex Lidow Litigation.    In September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC) alleging improper and unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program. The complaint also alleges breach of contract and civil racketeering. In response to the suit, one of the defendants, Aixtron AG, has filed a parallel action against the Company in a German civil court in Aachen, Germany. Judgment in the action in Germany was entered in favor of Aixtron AG and against the Company. In addition, certain of the defendants in the EPC case filed motions in the U.S. District Court. On February 6, 2009, the U.S. District Court dismissed the EPC case, granting leave to amend the suit and re-file. On March 16, 2009, the Company refiled the suit in the Los Angeles Superior Court and intends to vigorously pursue its claims in that action and defend the pending parallel case in Aachen, Germany. On March 16, 2009, Alex Lidow and EPC filed suit in the Los Angeles Superior Court against the Company alleging claims arising out of Lidow's employment with and separation from the Company, and for violations of the California Labor Code and California Business and Professions Code. The Company intends to vigorously defend against that action.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies

        In connection with the Divestiture (See Note 2), the Company included in long-term liabilities $19.3 million for certain tax obligations with respect to divested entities. This estimate has been revised to $14.8 million following the filing of certain amended tax returns and due to currency translation adjustments.

        Following the Divestiture, the Company commenced discussions with Vishay regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. However, the Company did not reach agreement on the working capital adjustment within the time limits prescribed by the definitive documents. As of the date of this report, Vishay continues to assert a net working capital adjustment in its favor of approximately $20.0 million, and the Company maintains that the proper application of the contractual formula results in no adjustment to net working capital. The Company does not believe that Vishay's assertions have merit and intends to vigorously defend its position.

        Vishay has advised the Company that it believes certain forecasts it received from the Company during the Divestiture negotiations related to the Automotive Systems Business Unit ("ASBU") of the PCS Business were "materially overstated" and "based upon assumptions that management of the Company at the time knew to be unfounded and unsupportable." As part of its claim, Vishay also alleged that non-disclosure and concealment of future prospects related to the ASBU business caused Vishay to suffer damages in excess of $50.0 million attributable to, among other things, the purchase price for ASBU, subsequent operational losses and the costs incurred by Vishay in connection with its subsequent divestment of the ASBU business. The Company does not believe that Vishay's assertions have merit and intends to vigorously defend its position.

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

        During the third quarter of fiscal year 2009 the Company entered into an amended foundry services agreement with one of its foundry suppliers, under which the Company is entitled to purchase up to 1,000 silicon wafers per week. Under the terms of the agreement, the Company may be required to advance funds or transfer equipment against future processing charges if the Company does not purchase minimum required amounts of dies or wafers determined on a quarterly basis. The maximum amount the Company would be required to advance under the agreement is $5.5 million of cash and equipment, at fair market value, with cash advances limited to a maximum of $2.5 million. If future purchases exceed a minimum level, a portion of the purchase price of these purchases will be credited against the advance. As of March 29, 2009 the Company had advanced $1.1 million to the foundry which was recorded in prepaid expenses and other receivables on the balance sheet at March 29, 2009. As of March 29, 2009, the Company believes that the advances will be recovered through future purchases under the agreement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Stock Repurchase Program

        On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company during the third quarter and nine months year to date March 29, 2009 were purchased in open market transactions through this program. For the three and nine months ended March 29, 2009, the Company repurchased 663,200 and 1,331,080 shares for $8.0 million and $15.4 million, respectively. As of March 29, 2009 the Company had not cancelled the repurchased shares of common stock and as such they are reflected as treasury stock in the March 29, 2009 balance sheet.

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

        During the quarter ended March 29, 2009, we continued to experience declining demand along with the overall market decline, resulting in a 22.7 percent decline in revenue in the quarter compared to the prior quarter. During the quarter, we decreased our production output at a rate greater than our revenue declined in order to reduce our inventory, which we decreased by $13.9 million from the prior quarter. As a result of our decision to significantly reduce production levels, our factory capacity utilization rates declined to abnormally low levels during the quarter. This low level of factory utilization contributed to lower gross margins during the quarter as we were not able to reduce our fixed manufacturing overhead costs commensurate with our decline in production. In addition, this low factory utilization increased the unit cost of inventory that was produced but did not ship during the period. As this higher unit cost inventory will be shipped in future periods, we expect that our gross margins will continue to be negatively impacted. We expect demand visibility to remain uncertain, and we are closely monitoring our production levels and shipments to our channel distributors to ensure that our manufacturing output matches our customer demand.

        We are proceeding with our plans to consolidate our manufacturing sites in order to reduce our costs. During the second fiscal quarter, we decided to reduce the size of our Newport, Wales wafer fabrication facility, and we estimate achieving savings from this initiative of about $7.9 million per year beginning in calendar year 2010. Also during the second quarter of fiscal year 2009, we decided to close our El Segundo, California wafer fabrication facility which we estimate will be completed by the end of calendar year 2010. We estimate that this factory closure will save us about $12.7 million per year beginning in calendar year 2011.

        In addition to reducing our manufacturing costs, we will continue our efforts to align our operating expense structure with our revenue levels. Although we plan to reduce our manufacturing and selling and administrative costs in the near term, we expect to maintain our investment levels in new product development in order to meet our longer term revenue goals. Last quarter, we announced that we planned to reduce our worldwide workforce by about 850 employees for the fiscal year ended June 28, 2009 compared to the fiscal year ended June 29, 2008. Through the nine months ended March 29, 2009, we have reduced our workforce by more than 75% of our plan. Once these planned headcount reductions are completed by the end of the fiscal year, we expect to save about $31.0 million on an annualized basis. We expect to incur severance related costs for the 2009 fiscal year of about $13.0 million associated with these reductions.

        Our cash, cash equivalents and investments as of March 29, 2009 totaled $639.4 million compared to $682.0 million as of the quarter ended December 28, 2008. The quarterly decline in cash and investments was driven primarily by cash used in operations. In addition, during the quarter ended March 29, 2009, we re-purchased about 663,000 shares of our common stock at an aggregate cost of about $8.0 million.

Results of Operations

Segments

        At the beginning of the first quarter of fiscal year 2009, our Chief Executive Officer ("CEO"), who is our Chief Operating Decision Maker, refined the definition of our Company's business segments by renaming our Aerospace and Defense ("A&D") segment as our HiRel ("HR") segment, combining our previously identified PS segment with our Enterprise Power ("EP") segment and creating a new Automotive Products ("AP") segment which was previously reported within the Energy-Saving Products ("ESP") and Power Management Devices ("PMD") segments. Furthermore, some products that were previously reported under the EP segment are now reported under the PMD segment. Consequently, we now report in seven segments: EP, PMD, ESP, HR, AP, IP, and TS. Prior year segment presentation has been recast to conform with current year presentation. For a description of our reporting segments, see Note 13, "Segment Information", in the notes to our unaudited condensed consolidated financial statements.

Selected Operating Results

        The following table sets forth certain operating results for the three and nine months ended March 29, 2009 and March 30, 2008 as a percentage of revenues (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	March 29, 2009		March 30, 2008		March 29, 2009		March 30, 2008
Revenues	$146.6	100.0%	$252.2	100.0%	$580.8	100.0%	$781.2	100.0%
Cost of sales	115.7	78.9	185.7	73.6	389.2	67.0	525.2	67.2

Gross profit	30.9	21.1	66.5	26.4	191.6	33.0	256.0	32.8
Selling and administrative expense	51.8	35.4	76.1	30.2	178.6	30.8	212.6	27.2
Research and development expense	22.4	15.3	26.0	10.3	72.0	12.4	81.3	10.4
Impairment of goodwill	23.9	16.3	—	—	23.9	4.1	—	—
Amortization of acquisition-related intangible assets	1.1	0.8	1.1	0.4	3.3	0.6	3.2	0.4
Asset impairment, restructuring and other charges	7.1	4.9	1.9	0.8	56.6	9.7	2.0	0.3

Operating loss	(75.4)	(51.4)	(38.5)	(15.3)	(142.8)	(24.6)	(43.1)	(5.5)
Other expense, net	11.6	7.9	3.8	1.5	36.8	6.3	11.3	1.5
Interest income, net	(4.1)	(2.8)	(6.8)	(2.7)	(8.4)	(1.4)	(22.6)	(2.9)

Loss before income taxes	(82.9)	(56.5)	(35.5)	(14.1)	(171.2)	(29.5)	(31.8)	(4.1)
Provision for (benefit from) income taxes	(1.2)	(0.8)	(13.9)	(5.5)	101.0	17.4	(21.0)	(2.7)

Net loss	$(81.7)	(55.7)%	$(21.6)	(8.6)%	$(272.2)	(46.9)%	$(10.8)	(1.4)%

Results of Operations for the Three and Nine Months Ended March 29, 2009 compared with the Three and Nine Months Ended March 30, 2008

Revenue and Gross Margin

        Ongoing segment revenue, which excludes the TS segment, for the three and nine months ended March 29, 2009 was $135.0 million and $545.5 million, respectively, compared to $237.8 million and $734.7 million in the comparable three and nine months ended March 30, 2008, respectively. During this period, revenues decreased by 43.3 percent and 25.8 percent for the three and nine months ended March 29, 2009, respectively, compared to the three and nine months ended March 30, 2008, respectively. The decline for the three and nine months ended March 29, 2009 was primarily due to a continuing slowdown in the economy, customer draw down of their inventories and lower sales of our game station related products. Sales declined in all of our segments in the quarterly and year-to-date comparison.

        Ongoing segment gross margin decreased to 22.8 percent for the three months ended March 29, 2009 compared to 27.8 percent for the three months ended March 30, 2008, and increased to 35.6 percent for the nine months ended March 29, 2009 compared to 34.7 percent in the nine months ended March 30, 2008.

        Our quarter gross margin declined from the year ago quarter, primarily due to a $7.9 million decline in royalty revenue which is recorded at 100% gross margin, lower product revenue which increased our fixed costs as a percentage of revenue, and much lower capacity utilization during the three months ended March 29, 2009 compared to the three months ended March 30, 2008. During the three months ended March 29, 2009, we incurred $8.8 million of costs associated with abnormally low factory utilization. The abnormally low factory utilization resulted in excess capacity costs which were recognized in cost of goods sold in the current period. The abnormally low utilization and excess capacity costs were a result of our decision to reduce our inventory levels during the period. These increased costs associated with our low capacity utilization partially offset a $14.7 million favorable gross margin impact from the reduction in inventory related costs, which declined from $20.7 million in the three months ended March 30, 2008 to $6.0 million in the three months ended March 29, 2009. These inventory related costs represent write-offs associated with excess inventory. Since we reduced our production levels during the quarter, and we were not able to reduce our fixed manufacturing costs at the same rate as our production levels, our manufacturing costs did not decline at the same rate as our revenue, resulting in decreased margins. In addition, the low factory utilization increased the unit cost of inventory that was produced but did not ship during the period. As this higher unit cost inventory will be shipped in future periods, we expect to continue to operate at low factory utilization levels, and we expect that our gross margins will continue to be negatively impacted. During the three months ended March 29, 2009, we also incurred manufacturing employee severance of $0.8 million associated with the lower production levels.

        For the nine months ended March 29, 2009, ongoing segment gross margin increased due to the reduction of inventory related charges and favorable product mix as our higher gross margin HiRel, ESP and IP business segments contributed a higher percentage of our year-to-date revenue and we experienced steeper revenue declines in our lower gross margin Power Management Devices and Automotive Products segments. These favorable margin impacts were partially offset by the negative impact of much lower capacity utilization compared to the nine month period ended March 30, 2008. During the nine months ended March 29, 2009 we also recorded manufacturing employee severance of $4.1 million as a result of headcount reductions in response to the lower production levels

        Revenue and gross margin by business segments are as follows (in thousands, except percentages):

	Three Months Ended March 29, 2009			Three Months Ended March 30, 2008
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$42,593	29.0%	(3.5)%	$83,815	33.3%	17.1%
Energy-Saving Products	35,272	24.1	34.7	46,734	18.5	21.8
HiRel	33,954	23.2	47.1	39,421	15.6	46.8
Automotive Products	9,453	6.4	4.2	22,440	8.9	24.0
Enterprise Power	11,315	7.7	11.8	35,109	13.9	21.3

Ongoing customer segments total	132,587	90.4	21.5	227,519	90.2	24.5
Intellectual Property	2,365	1.6	100.0	10,286	4.1	100.0

Ongoing segments total	134,952	92.0	22.8	237,805	94.3	27.8
Transition Services	11,690	8.0	0.9	14,419	5.7	2.9

Consolidated total	$146,642	100.0%	21.1%	$252,224	100.0%	26.4%

	Nine Months Ended March 29, 2009			Nine Months Ended March 30, 2008
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$180,505	31.1%	14.8%	$265,978	34.0%	21.6%
Energy-Saving Products	120,830	20.8	40.6	125,698	16.1	33.4
HiRel	110,739	19.1	52.4	117,529	15.0	51.5
Automotive Products	40,521	7.0	24.8	62,897	8.1	30.7
Enterprise Power	67,944	11.7	37.4	133,225	17.1	35.0

Ongoing customer segments total	520,539	89.6	32.5	705,327	90.3	32.0
Intellectual Property	24,925	4.3	100.0	29,382	3.8	100.0

Ongoing segments total	545,464	93.9	35.6	734,709	94.1	34.7
Transition Services	35,398	6.1	(7.3)	46,444	5.9	1.4

Consolidated total	$580,862	100.0%	33.0%	$781,153	100.0%	32.8%

        PMD revenue for the three months ended March 29, 2009 decreased by 49.2 percent from the three months ended March 30, 2008. PMD revenue for the nine months ended March 29, 2009 decreased by 32.1 percent from the nine months ended March 30, 2008. The year-over-year and year-to-date decrease in revenue for our PMD products was due to a continued slowdown in the market, a continued decline in demand for notebooks and other consumer related products as well as declines in demand for our older generation products. Gross margin for the PMD segment decreased to (3.5) percent and 14.8 percent for the three and nine months ended March 29, 2009, from 17.1 percent and 21.6 percent in the three and nine months ended March 30, 2008, respectively. These quarterly and year-to-date reductions in gross margins were primarily driven by a significant drop in revenue as we were not able to reduce our fixed manufacturing costs at the same rate as our revenue declined. During the three months ended March 29, 2009, we incurred $3.2 million of costs associated with abnormally low factory utilization. These increased costs associated with our low capacity utilization offset a $1.9 million favorable gross margin impact from the reduction in inventory related costs, which declined from $4.9 million in the three months ended March 30, 2008 to $3.0 million in the three months ended March 29, 2009. During the nine months ended March 29, 2009, we incurred $4.0 million of costs associated with abnormally low factory utilization. These increased costs associated with our low capacity utilization offset a $1.5 million favorable gross margin impact from the reduction in inventory related costs, which declined from $6.2 million in the nine months ended March 30, 2008 to $4.7 million in the nine months ended March 29, 2009. Also, the gross margin was impacted by a decline in average selling price for the three and nine months ended March 29, 2009 compared with the three and nine months ended March 30, 2008.

        ESP revenue for the three months ended March 29, 2009 decreased by 24.5 percent from the three months ended March 30, 2008. ESP revenue for the nine months ended March 29, 2009 decreased by 3.9 percent from the nine months ended March 30, 2008. The year-over-year revenue decrease was due to a continued slowdown in the market and a year-over-year decline for our industrial and consumer appliances related products. The year-to-date revenue decrease was also due to poor market conditions and a decline in demand for products sold in Plasma Display Panels. Gross margin for the ESP segment was 34.7 percent and 21.8 percent for the three months ended March 29, 2009 and March 30 2008, respectively, compared to 40.6 percent and 33.4 percent for the nine months ended March 29, 2009 and March 30 2008, respectively. For the three months ended March 29, 2009 the improvement in gross margin was primarily driven by a significant reduction in inventory related costs which offset costs associated with lower capacity utilization. During the three months ended March 29, 2009, we recorded an $8.0 million favorable gross margin impact from the reduction in inventory related costs, which declined from $8.2 million in the three months ended March 30, 2008 to $0.2 million in the three months ended March 29, 2009. This favorable gross margin impact was partially offset by $2.0 million of costs associated with abnormally low factory utilization. For the nine months ended March 29, 2009 the improvement in gross margin was primarily driven by improved manufacturing efficiencies as we reduced our manufacturing costs on flat revenue compared to the nine months ended March 30, 2008. During the nine months ended March 29, 2009, we also recorded a $2.1 million favorable gross margin impact from the reduction in inventory related costs, which declined from $4.2 million in the nine months ended March 30, 2008 to $2.1 million in the nine months ended March 29, 2009. These favorable gross margin impacts were partially offset by $2.6 million of costs associated with abnormally low factory utilization. Also, gross margins were impacted by a decline in average selling price for the three and nine months ended March 29, 2009 compared with the three and nine months ended March 30, 2008.

        HiRel revenue for the three months ended March 29, 2009 decreased by 13.9 percent from the three months ended March 30, 2008. Revenue for the nine months ended March 29, 2009 decreased by 5.8 percent from the nine months ended March 30, 2008. This revenue decrease was primarily due to lower sales of our satellite and military related products. Gross margin for the HiRel segment increased to 47.1 percent for the three months ended March 29, 2009, from 46.8 percent in the three months ended March 30, 2008, and increased to 52.4 percent for the nine months ended March 29, 2009, from 51.5 percent for the nine months ended March 30, 2008. The year-over-year increase in gross margin was primarily due to increased sales of higher margin HiRel products. The year-to-date increase in margin is mainly attributable to a one-time design change and expedite fee of $1.7 million for a major customer which commands a significantly higher margin than the base business in the first quarter of fiscal year 2009, partially offset by lower average selling prices.

        AP revenue for the three months ended March 29, 2009 decreased by 57.9 percent from the three months ended March 30, 2008. Revenue for the nine months ended March 29, 2009 decreased by 35.6 percent from the nine months ended March 30, 2008. The year-over-year and year-to-date revenue decline was due to a slowdown in the automotive industry and production cuts in the U.S. market. Gross margin for the AP segment decreased to 4.2 percent for the three months ended March 29, 2009, from 24.0 percent in the three months ended March 30, 2008, and to 24.8 percent for the nine months ended March 29, 2009, from 30.7 percent for the nine months ended March 30, 2008. These quarterly and year-to-date reductions in gross margins were primarily driven by a significant drop in revenue as we were not able to reduce our fixed manufacturing costs at the same rate as our revenue declined. In addition, during the three months ended March 29, 2009, we incurred $0.6 million of costs associated with abnormally low factory utilization. These increased costs associated with our low capacity utilization partially offset a $1.0 million favorable gross margin impact from the reduction in inventory related costs, which declined from $1.8 million in the three months ended March 30, 2008 to $0.8 million in the three months ended March 29, 2009. During the nine months ended March 29, 2009, we incurred $0.8 million of costs associated with abnormally low factory utilization. These increased costs associated with our low capacity utilization offset a $0.1 million favorable gross margin impact from the reduction in inventory related costs, which declined from $1.4 million in the nine months ended March 30, 2008 to $1.3 million in the nine months ended March 29, 2009. Also, gross margin was impacted by a decline in average selling price for the three and nine months ended March 29, 2009 compared with the three and nine months ended March 30, 2008.

        EP revenue for the three months ended March 29, 2009 decreased by 67.8 percent from the three months ended March 30, 2008. Revenue for the nine months ended March 29, 2009 decreased by 49.0 percent from the nine months ended March 30, 2008. This decrease was primarily due to lower sales of our game station related products, reduced content in our newer game station parts and lower sales to enterprise server customers. Gross margin for the EP segment decreased to 11.8 percent for the three months ended March 29, 2009, from 21.3 percent in the three months ended March 30, 2008, and an increase to 37.4 percent for the nine months ended March 29, 2009, from 35.0 percent for the nine months ended March 30, 2008. The quarterly reduction in gross margin was primarily driven by a significant drop in revenue as we were not able to reduce our fixed manufacturing costs at the same rate as our revenue declined. During the three months ended March 29, 2009, we incurred $0.6 million of costs associated with abnormally low factory utilization. These increased costs associated with our low capacity utilization partially offset a $3.4 million favorable gross margin impact from the reduction in inventory related costs, which declined from $4.8 million in the three months ended March 30, 2008 to $1.4 million in the three months ended March 29, 2009. In addition, EP gross margins, excluding the negative impacts of reduced volume and under utilization, improved due to favorable product mix as we shipped less of our lower margin game station products. The year to date improvement in gross margin was primarily driven by lower inventory related charges and favorable product mix as we shipped fewer of our lower margin game station products. During the nine months ended March 29, 2009 we recorded a $5.4 million favorable gross margin impact from the reduction in inventory related costs which, declined from $7.3 million in the nine months ended March 30, 2008 to $1.9 million in the nine months ended March 29, 2009. These favorable gross margin impacts were partially offset by $0.4 million of costs associated with abnormally low factory utilization. Also, the gross margins were impacted by a decline in average selling price for the three and nine months ended March 29, 2009 compared with the three and nine months ended March 30, 2008.

        IP revenue was $2.4 million for the three months ended March 29, 2009 compared to $10.3 million for the three months ended March 30, 2008. IP revenue was $24.9 million for the nine months ended March 29, 2009 compared to $29.4 million for the prior nine months ended March 30, 2008. Revenue for the three months ended March 29, 2009 declined by $7.9 million from the prior year third quarter due to the expiration of our broadest MOSFET patents. Revenue for the nine months ended March 29, 2009 included the recognition of $18.7 million from the one-time amendment of a patent license agreement with one of our principal licensees. We expect that with the expiration of our broadest MOSFET patents in 2009, our quarterly royalty revenue will not exceed approximately $2.0 million in each of the next several quarters absent the consummation of additional license agreements.

        TS revenue was $11.7 million for the three months ended March 29, 2009 compared to $14.4 million for the three months ended March 30, 2008. TS revenue was $35.4 million for the nine months ended March 29, 2009 compared to $46.4 million for the nine months ended March 30, 2008. TS costs for the nine months ended March 29, 2009 included $2.3 million due to the revision of the deferred gain on the Divestiture related to the PCS business. On January 15, 2009, the Company received a written notification from Vishay that terminated certain wafer processing services under the Transition Product Services Agreement ("TPSA") entered into by us with Vishay, effective April 30,

2009. The revenue received by us from such terminating services represents a majority of the revenue reported under our TS segment. We therefore expect revenues in our TS segment to decline by more than 70% in the fiscal quarter ended June 28, 2009 compared to the fiscal quarter ended March 29, 2009. In addition, with the expected drop in revenue during the fiscal quarter ended June 28, 2009, we expect TS segment gross margins in future periods to be negatively impacted by a dramatic reduction in utilization of our Temecula, California fabrication facility that has provided most of the wafer services to Vishay.

Selling and Administrative Expense

        Selling and administrative expense was $51.8 million (35.4 percent of revenue) and $76.1 million (30.2 percent of revenue) for the three months ended March 29, 2009 and March 30 2008, respectively, and $178.6 million (30.8 percent of revenue) and $212.6 million (27.2 percent of revenue) for the nine months ended March 29, 2009 and March 30 2008, respectively.

        During the three and nine months ended March 29, 2009, we incurred fees and costs related to the Audit Committee-led Investigation, 2007 annual meeting and contested proxy fees and costs, and consulting fees and costs associated with preparing and filing our financial statements and tax returns, totaling approximately $2.2 million and $36.4 million for the three and nine months ended March 29, 2009, as compared to approximately $24.9 million and $64.6 million of costs related solely to the Audit Committee-led Investigation in the three and nine months ended March 30, 2008. The costs related to the Audit Committee-led Investigation include legal, audit and consulting fees and other costs associated with the Investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements. The 2007 annual meeting and contested proxy costs, totaling approximately $0.1 million and $15.5 million, in the three and nine months ended March 29, 2009, respectively, and in connection with our delayed 2007 annual meeting and the unsolicited proposal, tender offer, the Delaware Action and the Annual Meeting Actions initiated by Vishay.

        Excluding all the above mentioned costs, selling and administrative expense decreased by $1.5 million to $49.6 million in the current fiscal quarter as compared to the prior year fiscal quarter ended March 31, 2008. The decrease is mainly due to lower salary related expenses associated with lower bonuses and headcount, partially off-set by an increase in stock option expense.

Research and Development Expense

        Research and development ("R&D") expense was $22.4 million and $26.0 million (15.3 percent and 10.3 percent of revenue) for the three months ended March 29, 2009 and March 30, 2008, respectively, and $72.0 million and $81.3 million (12.4 percent and 10.4 percent of revenue) for the nine months ended March 29, 2009 and March 30, 2008, respectively. The year-over-year and year-to-date decreases of $3.6 million and $9.3 million in R&D expenses were mainly due to our efforts to size the organization to be in line with our lower revenue level and savings associated with the closure of two R&D facilities. We continue to concentrate our R&D activities on developing new platform technologies, such as our recently announced Gallium Nitride ("GaN") technology, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor product lines.

Stock Option Plan Modifications

        Our employee stock option plan typically provides terminated employees a period of thirty (30) days from date of termination to exercise their vested stock options. In certain circumstances, we have extended that thirty-day period for a period consistent with the plan. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) "Share-Based Payment,"

the extension of the exercise period was deemed to be a modification of the stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses. Accordingly, at the end of each reporting period, we determine the fair value of those awards and recognize any change in fair value in our consolidated statements of operations in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, we recorded a net credit of $0.0 million and $0.6 million for the three and nine months ended March 29, 2009, respectively, compared to a net credit of $2.3 million and $0.5 million for the three and nine months ended March 30, 2008, respectively.

Impairment of Goodwill

        During the third quarter of fiscal year 2009, we performed an interim impairment analysis of the goodwill associated with our reporting units. In reaching a decision to perform an interim impairment analysis of the goodwill associated with our reporting units we considered a number of factors. These factors included the decline in our market capitalization, our performance against plan and the outlook for our businesses and industry in general. Based on that evaluation at the end of both the second and third quarters of fiscal year 2009, we made a decision to perform an interim impairment analysis of goodwill.

        Based on the results of this interim goodwill impairment analysis at the end of the third quarter of fiscal year 2009, we concluded that for the Automotive Products and Intellectual Property reporting units the carrying amount of goodwill exceeded their fair value determined using a discounted cash flow analysis. As a result, we recorded a goodwill impairment charge of $23.9 million during the third quarter of fiscal year 2009. As a result of this impairment, the Automotive Products and Intellectual Property segments carry no goodwill as of March 29, 2009.

Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of cost reduction programs initiated during fiscal year 2009 and 2008 as well as work force reduction actions undertaken as a result of the termination of a wafer fabrication contract. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities. The following table reflects the charges we recorded in the three and nine months ended March 29, 2009 and March 30, 2008 related to our restructuring initiatives and asset impairments (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$48,885	$—
Severance	6,524	1,916	6,905	1,923
Other charges	593	—	774	35

Total asset impairment, restructuring and other charges	$7,117	$1,916	$56,564	$1,958

        In addition to the amounts in the table above, $0.9 million of workforce reduction costs was recorded in cost of sales during the quarter end March 29, 2009 related to the restructuring initiatives.

Fiscal year 2009 and 2008 Restructuring Initiatives

Newport, Wales Fabrication Facility Consolidation Initiative

        We adopted a plan during the second quarter of fiscal year 2009 to consolidate our wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand. The plan will continue to be carried out during the remainder of fiscal year 2009 and fiscal year 2010 with an estimated total pre-tax cost of approximately $52.4 million of which $48.9 million will be non-cash charges. These charges consist of severance and other workforce reduction costs of $1.8 million, asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facilities of $1.7 million. As a result of the adoption of this plan, the Company recorded a $48.9 million asset impairment charge during the second quarter of fiscal year 2009. No other charges related to this restructuring plan were recorded during the second quarter of fiscal year 2009. The restructuring charge recorded during the third quarter of fiscal year 2009 includes $1.8 million of severance and other workforce reduction costs. The charges did not impact any specific business segment.

        Cash payments for this initiative are estimated to be approximately $3.3 million during fiscal year 2009 and approximately $0.2 million during fiscal year 2010 and will be funded by cash from operations and cash and securities on hand.

        The following table summarizes the charges related to the Newport, Wales fabrication facility consolidation initiative for the three and nine months ended March 29, 2009 and March 28, 2008:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$48,885	$—
Severance workforce reduction costs	1,794	—	1,794	—
Other charges	9	—	9	—

Total expense reported in asset impairment, restructuring and other charges	1,803	—	50,688	—
Other costs recorded in costs of sales	248	—	248	—

Total asset impairment, restructuring and other charges	$2,051	$—	$50,936	$—

        We previously estimated cost savings from the Newport, Wales facility consolidation initiative of approximately $8.0 million per year in manufacturing overhead costs, which would impact cost of sales. Our current estimate of savings is $2.0 million, $7.0 million and $7.9 million for fiscal years 2009, 2010 and thereafter, respectively. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

El Segundo, California Facility Closure Initiative

        We adopted a plan for the closure of our El Segundo, California fabrication facility during the second quarter of fiscal year 2009. No costs were recorded under this plan during the second quarter of fiscal year 2009. The plan will continue to be carried out during the remainder of fiscal year 2009 and fiscal year 2010 with an estimated total pre-tax cost of $11.4 million of which approximately $0.8 million will be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.4 million and other costs incurred to close or consolidate the facilities of $6.0 million. The restructuring charge recorded during the third quarter of fiscal year 2009 includes $3.4 million of severance costs and other workforce reduction costs and $1.2 million of other charges of which $0.7 million were recorded in cost of sales. The charges did not impact any specific business segment.

        Cash payments for this initiative are estimated to be approximately $6.0 million, $2.5 million and $2.1 million during fiscal years 2009, 2010 and thereafter, respectively, and will be funded by cash from operations and cash and securities on hand.

        The following table summarizes the the charges related to the El Segundo fabrication facility initiative for the three and nine months ended March 29, 2009 and March 28, 2008:

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs	3,433	—	3,433	—
Other charges	502	—	502	—

Total expense reported in asset impairment, restructuring and other charges	3,935	—	3,935	—
Workforce reduction and other costs recorded in costs of sales	692	—	692	—

Total asset impairment, restructuring and other charges	$4,627	$—	$4,627	$—

        We previously estimated cost savings from the El Segundo, California fabrication facility closure initiative of approximately $12.7 million per year beginning in calendar year 2011. These cost savings will result in reduced manufacturing overhead costs, which will impact cost of sales. Our estimate has not changed and we do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Research and Development Facility Closure Initiative

        In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $8.7 million. Of this amount, approximately $6.7 million represents the cash outlay related to this initiative. We estimate that the closure and exiting of these two facilities will be completed by the end of the fourth quarter of fiscal year 2011. Restructuring related cash payments are estimated to be approximately $2.7 million, $2.0 million and approximately $0.1 million during fiscal year 2009, 2010, and thereafter, respectively.

        The following table summarizes the charges we recorded in the three and nine months ended March 29, 2009 and March 30, 2008 related to our Research and Development Facility Closure initiative (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Severance	$—	$1,759	$382	$1,759
Other charges	82	—	262	—

Total asset impairment, restructuring and other charges	$82	$1,759	$644	$1,759

        This restructuring initiative is expected to result in cost savings of approximately $6.3 million and $7.1 million in fiscal years 2009 and 2010 and thereafter, respectively. These saving will come from reduced salaries and facility overhead reductions and will impact research and development expense. We do not anticipate these cost savings to be offset by additional cost incurred at other locations.

Other Activities and Charges

        On January 15, 2009, the Company received written notification from Vishay terminating certain wafer processing services under the TPSA effective April 30, 2009. As a result, we recorded a charge for severance related to the partial termination of the contract during the third quarter of fiscal year 2009 of $1.3 million. We estimate total cost related to the partial termination of the contract to be $1.3 million, all of which will be cash charges. Actions related to the partial termination of the contract should be complete by the end of fiscal year 2009. The charges recorded in fiscal year 2008 relate to other smaller scale restructuring initiatives undertaken at our local sites. The following summarizes the charges we recorded in the three and nine months ended March 29, 2009 and March 30, 2008 (in thousands) (including those related to the partial termination of the TPSA):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges:
Severance	$1,297	$157	$1,297	$157

Total asset impairment, restructuring and other charges (credits)	$1,297	$157	$1,297	$157

Fiscal year 2007 Initiatives

PCS Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, we terminated approximately 100 former PCS employees. We also terminated other operating and support personnel to streamline the organization in connection with the Divestiture.

        The following illustrates the charges we recorded in the three and nine months ended March 29, 2009 and March 30, 2008 related to our PCS Divestiture restructuring initiative (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Reported in asset impairment, restructuring and other charges
Severance	$—	$—	$—	$7
Other charges	—	—	—	35

Total asset impairment, restructuring and other charges	$—	$—	$—	$42

Other Impairment Charges

        In addition to the Newport facility asset impairment of $48.9 million, during the second quarter of fiscal year 2009, we recorded an asset impairment of $1.9 million related to assets removed from service in our Tijuana, Mexico facility and certain contract manufacturing facilities. Since the decision to remove these assets from service was in response to a reduction in demand and not related to an exit activity, the associated asset impairment charge was recorded in cost of sales, not in asset impairment, restructuring and other charges.

Other Expense, net

        Other expense, net was $11.6 million and $3.8 million for the three months ended March 29, 2009 and March 30, 2008, respectively, and $36.8 million and $11.3 million for the nine months ended March 29, 2009 and March 30, 2008, respectively. The change is due, primarily, to investment impairment charges of $11.7 million and $37.2 million in the three and nine months ended March 29, 2009, respectively. Other expense included a debt retirement charge of $5.7 million in the three months ended September 30, 2007. Other income and expense, net, includes primarily foreign currency remeasurements and losses, dividend income from our equity investments and investment impairments.

Interest Income, net

        Interest income was $4.4 million and $7.4 million for the three months ended March 29, 2009 and March 30, 2008, respectively, and $10.1 million and $26.1 million for the nine months ended March 29, 2009 and March 30, 2008, respectively, reflecting net realized losses on the sale of securities and lower prevailing interest rates on lower average cash and investment balances in the current year.

        Interest expense was $0.3 million and $0.6 million for the three months ended March 29, 2009 and March 30, 2008, respectively, primarily reflecting accelerated amortization of capitalized financing charges related to the terminated revolving credit facility in November 2008. Interest expense was $1.7 million and $3.5 million for the nine months ended March 29, 2009 and March 30, 2008, respectively, primarily reflecting lower interest expense due to the repayment of the $550.0 million convertible subordinated notes (the "Notes") on July 16, 2007.

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

        In the third quarter of 2009, we recorded a charge of $12.4 million related to establishing valuation allowances against our current deferred tax assets in the U.S. In accordance with SFAS No. 109, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.

        As cumulative pre-tax losses for the current and prior two years in our U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income is generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. We examined the four sources which allow the realization of deferred tax assets. They are: carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences.

        Of the four sources of taxable income, loss carrybacks is the only meaningful one available to support our ability to realize the tax benefit of our remaining US federal current deferred tax assets. A valuation allowance, therefore, was recorded to the extent that the carryback of current losses did not utilize deferred tax assets and deferred tax liabilities would not also offset the realization of those assets.

        During the third quarter of fiscal year 2009, we filed amended and original returns for prior fiscal years for the U.S. and various jurisdictions. We revised our estimates to its Tax Provision and recorded a benefit to Tax Expense in the amount of approximately $7.8 million. We have filed a claim for refund on the U.S. income tax returns the total of which ranges from $25 million to $30 million.

        Due to the filing of the tax returns we revised our estimates to our tax provision and recorded a benefit to tax expense in the amount of approximately $7.8 million. We recorded a tax benefit of $1.2 million for the third quarter of fiscal year 2009. The previously noted $12.4 million in valuation allowances recorded against our deferred tax assets reduced the benefit from our revision to estimates and the benefit of a loss carryback we realized in this quarter.

        Our effective tax rate related to continuing operations was 1.4 percent and 39.2 percent for the three months ended March 29, 2009 and March 30, 2008, respectively and (59.0) percent and 65.9 percent for the nine months ended March 29, 2009 and March 30, 2008, respectively. For the three and nine months ended March 29, 2009, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (i) realization of a year-to-date refund benefit arising from a loss carryback and (ii) revision of estimates arising from the filing of tax returns for several fiscal years partially offset by (i) valuation allowances recorded on deferred tax assets, (ii) impairment of certain securities, and (iii) non deferral of income from certain foreign jurisdictions. Our effective tax rate will be volatile due to the losses that cannot benefit our tax expense in the US and UK in combination with our geographic mix of income which results in profit in certain foreign jurisdictions with a resulting tax payable.

Liquidity and Capital Resources

        At March 29, 2009, we had $373.5 million of total cash (excluding $18.0 million of restricted cash), cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. As of March 29, 2009 and June 29, 2008, the fair values of our mortgage-backed and asset-backed securities were $43.0 million (6.7 percent of cash and cash equivalents and short-term and long-term investments) and $168.2 million (23.2 percent of cash and cash equivalents and short-term and long-term investments), respectively (see Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk," for discussions about our investment strategy). As of the end of the third quarter of fiscal year 2009, we recorded an aggregate of $37.2 million in charges for other-than-temporary impairments relating to certain available-for-sale securities as a result of declines in their fair values through March 29, 2009.

        Our cash, cash equivalents and investments at the end of each period were as follows (in thousands):

	March 29, 2009	June 29, 2008
Cash and cash equivalents	$373,495	$320,464
Investments	265,899	405,419

	$639,394	$725,883

        Our cash flows were as follows (in thousands):

	Nine Months Ended
	March 29, 2009	March 30, 2008
Cash flows (used in) provided by operating activities	$(39,523)	$8,912
Cash flows provided by (used in) investing activities	101,111	(15,037)
Cash flows used in financing activities	(11,546)	(561,478)
Effect of foreign currency exchange rate changes	2,989	2,270

Net increase (decrease) in cash and cash equivalents	$53,031	$(565,333)

        Cash used in operating activities is composed of our net loss adjusted for certain non-cash items and changes in operating assets and liabilities. During the nine months ended March 29, 2009, operating activities used net cash of $39.5 million compared to $8.9 million provided in the nine months ended March 30, 2008. Non-cash increases to cash flows from operations during the nine months ended March 29, 2009 included $47.1 million of depreciation and amortization, $37.3 million in write-down of investments, $4.6 million loss on sale of investments, $23.9 million in goodwill impairment, $50.9 million in fixed asset impairments and $78.6 million in deferred income taxes. Changes in operating assets and liabilities decreased cash by $28.4 million, primarily attributed to decreases in accounts payable, accrued salaries and wages and other accrued liabilities these cash out flows were partially offset by decreases in trade receivables and inventories.

        Cash provided by investing activities during the nine months ended March 29, 2009 was $101.1 million. Proceeds from sales or maturities of investments were $353.0 million, offset by $239.5 million of cash used to purchase investments. During the nine months ended March 29, 2009, we invested $12.9 million in capital equipment.

        Cash used in financing activities of $11.5 million primarily reflected stock repurchases and the net settlement of restricted stock units, partially offset by proceeds from the exercise of stock options, a reduction in restricted cash and other cash in flows.

        During the third quarter we entered into an amended foundry services agreement with certain minimum purchase requirements, which if not met, require cash advances to the foundry to be credited against future purchases up to a cash advance payment maximum of $2.5 million. As of March 29, 2009 we have advanced the foundry $1.1 million. We estimate that we will meet the maximum advance payment amount of $2.5 million at some point within the next three fiscal quarters. In addition, we had purchase commitments for capital expenditures of approximately $2.3 million as of March 29, 2009. We intend to fund capital expenditures and working capital requirements through cash and cash equivalents on hand and anticipated cash flow from operations.

        During the second quarter of fiscal year 2009 we initiated cost reduction plans at our Newport, Wales, El Segundo, California and Temecula, California wafer fabrication facilities. We estimate cash out flows for these initiatives will be approximately $10.6 million, $2.7 million and $2.1 million in fiscal years 2009, 2010 and thereafter, respectively. For all other initiatives, estimated cash outflows are $2.7 million and $2.0 million for fiscal years 2009 and 2010, respectively. Cash payments related to all initiatives for the nine months ended March 29, 2009 were approximately $2.7 million. We intend to fund these expenditures with cash from operations and cash and cash equivalents on hand.

        On October 27, 2008, we issued a press release announcing that our Board of Directors authorized a stock repurchase program of up to $100.0 million. Repurchases of our shares of common stock under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depends on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. As of March 29, 2009, we have repurchased approximately 1.3 million shares for $15.4 million.

        As we previously reported, we terminated our prior multi-currency revolving credit facility in November 2008. We currently have no outstanding line of credit facilities.

        As described in Part II, Item 8, Note 4, "Derivative Financial Instruments," of our Annual Report on Form 10-K for the fiscal year ended June 29, 2008 filed with the SEC on September 15, 2008 (the "2008 Annual Report"), we had entered into a five-year foreign exchange forward contract in May 2006 with BNP Paribas (the "Forward Contract") for the purpose of reducing the effect of exchange rate fluctuations on forecasted intercompany purchases by our Japan subsidiary. Under the terms of the Forward Contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. In December 2007, we terminated the Forward Contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS No. 133 Implementation Issue No. G3 "Cash Flow Hedges, Discontinuation of a Cash Flow Hedge," ("SFAS 133") the net gain at the Forward Contract's termination date will continue to be reported in accumulated other comprehensive income and recognized over the originally specified time period through March 2011, until it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter.

        In connection with certain tax matters described in Part I, Item 1, Note 14, "Income Taxes," we are pursuing refunds for income taxes for which we cannot determine that the realization of the tax refunds of $61.1 million is probable and as such, we have not recognized them as income tax benefits in our financial statements. We have determined that we have overpaid $49.5 million of income taxes (which is included in the $61.1 million) in Singapore as a result of changes in our transfer pricing of intercompany transactions. We received a notice of assessment for the Singapore tax authority due to the late filing of the Singapore subsidiary's fiscal year 2007 income tax return. The assessment of approximately $14.5 million was based upon our transfer pricing methodology prior to fiscal year 2007. We have determined that collection on this assessment is not probable as it is more likely than not that our current transfer pricing methodology will be sustained.

        In the third quarter of fiscal year 2009 we filed amended U.S. federal income tax returns have claimed a refund the total of which ranges from $25 million to $30 million.

        We believe that our existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet operating requirements and satisfy existing balance sheet liability obligations for at least the next twelve months. Our cash and cash equivalents are available to fund continuing operating losses, capital expenditures, our stock repurchase program, strategic investments, mergers and acquisitions and other potential large-scale cash needs that may arise.

Off-Balance Sheet Arrangements

        In addition to the operating lease obligations and purchase commitments discussed in the 2008 Annual Report, we entered into an amended foundry services agreement during the third quarter of fiscal year 2009. This agreement may require that we advance funds or transfer equipment against future processing charges if we do not purchase a minimum required amount of wafers. See Note 18, "Commitments and Contingencies", in the notes to unaudited condensed consolidated financial statements for further discussion.

Recent Accounting Pronouncements

        Information set forth under Part I, Item 1, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" is incorporated herein by reference.

Critical Accounting Policies and Estimates

        Our critical accounting policies and estimates have not changed from our fiscal year ended June 29, 2008, except for the addition of the following critical accounting policies:

Revenue Recognition and Allowances

        In accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," we recognize revenue when evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. We recognize revenue upon shipment or upon delivery, depending on specific contractual terms and/or shipping terms with the customer. If title transfer and risk of loss are addressed explicitly in a customer contract or by reference to the standard terms and conditions, those stated terms determine whether the recognition of revenue on product sales to that customer shall be upon either shipment or delivery. If the contract is silent and lacks reference to our Company's standard terms and conditions, and barring other contrary information, transfer of title and risk of loss will follow the historical shipping terms for that customer. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by us to deliver the product to the customer.

        Generally, we recognize revenue on sales to distributors, or channel partners, using the "sell in" method (i.e. when product is sold to the distributor) rather than the "sell through" method (i.e. when the product is sold by the distributor to the end user). Certain distributors and other customers have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if our Company lowers its price on products held in the distributor's inventory. Additionally, in certain limited cases, we may pre-approve a credit to a distributor to facilitate a particular sale by the distributor to an end customer. Our Company estimates and establishes allowances for expected future product returns and credits in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. We monitor product returns and potential price adjustments on an ongoing basis.

        Revenue on sales to distributors that act only as fulfillment houses (agents) is deferred until the inventory is sold through to the end customer. We also maintain consignment inventory arrangements with certain of our customers. Pursuant to these arrangements, our Company delivers products to a customer or a designated third party warehouse based upon the customer's projected needs, but does not recognize revenue unless and until the customer reports that it has removed the product from the warehouse to incorporate into its end products, and all the other revenue recognition criteria under SAB 104 are met.

        We recognize royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured. The amount of royalties recognized is often calculated based on the licensees' periodic reporting to us. Any upfront payments are recognized as revenue only if there is no continuing performance obligation when the license commenced and collectability is reasonably assured. Otherwise, revenue is amortized over the life of the license or according to performance obligations outlined in the license agreement.

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

        Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At March 29, 2009, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 29, 2009.

Other-Than-Temporary Impairment

        We evaluate securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities, for the three months ended March 29, 2009 and March 30, 2008 were $11.7 million and $3.8 million, respectively, and for the nine months ended March 29, 2009 and March 30, 2008 were $37.2 million and $4.7 million, and were included in other expense. As of March 29, 2009, our cumulative unrealized losses related to debt instruments classified as available-for-sale were de minimis (approximately $9.7 million as of June 29, 2008). These unrecognized losses could be recognized in the future if our other-than-temporary assessment changes.

        For a complete description of what we believe to be the critical accounting policies and estimates that affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Out-of-Period Adjustments

        Included in the results for the third quarter and year-to-date period of fiscal year 2009 are a number of corrections of prior period errors, some of which increased and some of which decreased net loss. Based on our current and historical financial condition and results of operations, management has determined that these corrections are immaterial both individually and in the aggregate to the financial statements in each applicable prior period and the current periods to date.

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

Interest Rates

        Our exposure to interest rate risk is primarily through our investment portfolio. The primary objective of our investments in debt securities is to preserve principal while maximizing yields. To achieve this objective, the returns on our investments in fixed-rate debt are generally based on the three-month LIBOR, or, if longer term, are generally swapped into U.S. dollar three-month LIBOR-based returns. Based on our investment portfolio and interest rates at March 29, 2009, a 100 basis point increase or decrease in interest rates would result in an annualized decrease or increase of approximately $3.2 million, respectively, in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the loss is considered to be other than temporary.

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

        We had approximately $20.4 million and $38.0 million in notional amounts of forward contracts not designated as accounting hedges under SFAS 133 at March 29, 2009 and March 30, 2008, respectively. Net realized and unrealized foreign-currency gains recognized in earnings, as a component of other expense, were $0.1 million and $0.3 million for the three months ended March 29, 2009 and March 30, 2008, respectively, and $0.4 million and $0.7 million for the nine months ended March 29, 2009 and March 30, 2008, respectively.

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

        At March 29, 2009, we had $639.4 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income and investment-grade securities. We manage our total portfolio to encompass a diversified pool of investment-grade securities. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio. To the extent that our marketable portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments in marketable securities. During the nine months ended March 29, 2009, the fair values of certain investments declined and we recognized $37.3 million in other-than-temporary impairment relating to certain available-for-sale securities. See Part II, Item 1A, "Risk Factors—Our investments in certain securities expose us to market risks", set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 4.    CONTROLS AND PROCEDURES

        This Report includes the certifications of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

        Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2009. Based on our evaluation and the identification of the material weaknesses in our internal controls over financial reporting, our CEO and CFO concluded that, as of March 29, 2009, our disclosure controls and procedures were not effective. Management has identified the following control deficiencies that constituted individually or in the aggregate material weaknesses in our internal control over financial reporting as of March 29, 2009:

        1.     We did not maintain an effective control environment based on the criteria established in the COSO Framework. Specifically,

  •
  We have not yet had a sufficient period of time to complete the assessment of the effectiveness of our newly implemented training and communication programs which emphasize to our employees the importance of accountability and compliance.

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

  •
  We did not maintain effective controls over the completeness and accuracy over the calculation of foreign currency exchange rates.

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

Changes in Internal Control Over Financial Reporting

        During the third quarter of fiscal year 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  Control Environment—In fiscal year 2008, Richard J. Dahl, Thomas A. Lacey and Mary B. Cranston were elected to our Board of Directors as independent outside Directors. Mr. Dahl became Chairman of the Board of Directors in May 2008.

  In fiscal year 2008, Oleg Khaykin was appointed our CEO and subsequentlyelected to our Board of Directors and our acting CEO Don Dancer was appointed Chief Administrative Officer. In June 2007, the Corporate Internal Audit function began reporting administratively to the General Counsel and directly to the Audit Committee, and in June 2008, we created the new position of Vice President of Compliance, encompassing the internal audit function. The Vice President of Compliance reports directly to the Audit Committee and administratively to the General Counsel. In July 2008, we appointed Timothy Bixler as Vice President, General Counsel and Secretary and in October 2008 we appointed Ilan Daskal as our Executive Vice President and CFO. Our leadership team, together with its recent additions is committed to implementing and maintaining a strong control environment, high ethical standards and financial reporting integrity.

  In early fiscal year 2008, an updated "Hot-line" process was established to receive and transmit anonymous complaints including any relating to accounting or audit matters.

  Period End Financial Reporting Process—We have hired various personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles ("GAAP") commensurate with our financial reporting requirements. In December 2008 and February 2009, we hired a Vice President, Corporate Controller, and a Director, Financial Reporting, respectively, both reporting directly to the CFO. We believe we have adequately engaged a sufficient complement of skilled personnel and we will continue to supplement our accounting staff with external advisors and technical accounting staff, as needed. We have implemented certain analytical procedures as part of our closing process to ensure that we have additional monitoring controls designed to improve the accuracy of our financial statements. Additionally, we continue to improve and implement more rigorous period end reporting processes to include improved controls and procedures involving journal entry review and approval, account reconciliations, accuracy of foreign currency exchange rates and supporting documentation including manually prepared spreadsheets.

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

  Revenue Recognition—We have designed and are implementing a centralized customer master file function to ensure proper handling of creations, changes or deletions to customer master file information. We are conducting training on new and revised policies and procedures for: (i) ethics and integrity (ii) revenue recognition and (iii) order processing. We are currently implementing enhancements to our information technology systems to automate the recognition of revenue according to contractual terms and conditions regarding transfer of title and risk of loss. We have implemented quarterly self-audits on transactions performed by customer service. Our corporate internal audit function has implemented procedures to review shipping and billing records to ensure that we recognize revenue in the proper accounting period.

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

ITEM 1A.    RISK FACTORS

        This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 as supplemented by the factors set forth below in our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2008 and December 28, 2008, the factors set forth below and other uncertainties disclosed in our reports filed from time to time with the SEC.

         Our operations may be materially and adversely affected by the recent outbreak of Swine Influenza ("swine flu"), or occurrences of other types of pandemics in the future.

        Our business operations may be subject to significant interruption or prolonged suspension if any of our manufacturing or operating facilities or employees experience an outbreak of swine flu or other type of pandemic. An outbreak can result in quarantines or closures of some of our facilities, which would severely disrupt our operations; the sickness or death of our employees or a general slowdown in the global economy. Any such outbreak may also have a materially adverse effect on demand for our products, which could severely disrupt our business operations and adversely affect our financial condition and results of operations.

        We have a significant manufacturing assembly facility in Mexico, where there has been a recent swine flu outbreak. While we attempt to make contingency plans, our business could be materially and adversely affected by the closing of Mexican businesses due to any government ordered shutdown of "nonessential" businesses by disrupting our ability to produce and deliver our products.

        Due to the uncertainty of any of the foregoing events or other unforeseen consequences of public health problems on financial and economic markets generally, we cannot provide any estimate of how this might affect our future results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  (a)
  None

  (b)
  None

  (c)
  Purchase of Equity Securities

        The following provides information on a monthly basis for the quarter ended March 29, 2009 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
December 29, 2008 to January 25,,2009	—	—	—	—
January 26, 2009 to February 22, 2009	—	—	—	—
February 23, 2009 to March, 29, 2009	663,200	$12.03	663,200	$84,000,000

(1)
On October 27, 2008, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100.0 million. This plan may be suspended at anytime without prior notice.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        For information on matters submitted to a vote of our Company's shareholders at the 2008 annual meeting of shareholders held on January 9, 2009, see the information set forth in Part II, Item 4, Submission of Matters to a Vote of Security Holders of our Quarterly Report on Form 10-Q for the quarter ended December 28, 2008, which is incorporated by this reference into this Item 4.

ITEM 5.    OTHER INFORMATION

        (a)   On May 6, 2009, the Company and Tatum, LLC ("Tatum") entered into a Work Project Agreement ("Consulting Agreement"), pursuant to which Tatum would provide the general consultation and advisory services of Peter Knepper, the Company's former acting Chief Financial Officer. Under the Consulting Agreement, Tatum would provide Mr. Knepper's services at an hourly fee of $500 or a daily fee equal to $4,000, in addition to an administrative fee of five percent. Mr. Knepper's compensation from the Consulting Agreement is approximately 70% of the hourly and daily fees paid thereunder. The Consulting Agreement expires no later than December 31, 2009, provides for no minimum or guaranteed level of services, and provides that in no event shall services be provided resulting in fees in excess of $120,000.

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
10.1
Amendment to Employment Agreement, dated December 29, 2008, entered into between the Company and Oleg Khaykin (incorporated by reference to Exhibit 10.6 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+

Index:
10.2	RSU Award Agreement, dated August 6, 2008, entered into between the Company and Oleg Khaykin (incorporated by reference to Exhibit 10.7 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+
10.3
Option Award Agreement, dated August 6, 2008, entered into between the Company and Oleg Khaykin (incorporated by reference to Exhibit 10.8 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+
10.4
Amendment to Offer Letter, dated December 26, 2008, entered into between the Company and Ilan Daskal (incorporated by reference to Exhibit 10.9 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+
10.5
Amendment to Severance Agreement, dated December 26, 2008, entered into between the Company and Ilan Daskal (incorporated by reference to Exhibit 10.10 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+
10.6
Amendment to Compensation Agreement Letter, dated December 29, 2008, entered into between the Company and Donald R. Dancer (incorporated by reference to Exhibit 10.11 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+
10.7
Amendment to Severance Agreement, dated December 29, 2008, entered into between the Company and Donald R. Dancer (incorporated by reference to Exhibit 10.12 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+
10.7
Amendment to Severance Agreement, dated December 26, 2008, entered into between the Company and Michael Barrow (incorporated by reference to Exhibit 10.14 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+
10.8
Amendment to Offer Letter, dated December 26, 2008, entered into between the Company and Michael Barrow (incorporated by reference to Exhibit 10.13 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+
10.8
Revised form of RSU Award Agreement under the Company's 2000 Incentive Plan (Amended and Restated as of November 22, 2004) (incorporated by reference to Exhibit 10.15 to the Company's Quarter Report on Form 10-Q filed with the Commission on February 6, 2009)+
10.9	2000 Incentive Plan Revised Non Employee Director Option Form*+
10.10	International Rectifier Corporation Deferred Compensation Plan, Amended and Restated as of January 1, 2009*+
10.11	Amendment No. 2 to Consulting Agreement, dated as of April 21, 2009, by and between the Company and Pahl Consulting, Inc.*+
10.12	Project Work Agreement, dated as of May 6, 2009, by and between the Company and Tatum, LLC*+
10.13
Employment Agreement Amendment, dated as of February 17, 2009, by and between the Company and Donald R. Dancer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 20, 2009)+
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Index:
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

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: May 8, 2009	/s/ ILAN DASKAL Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)