Form 10-K
period 2009-06-28
INTERNATIONAL RECTIFIER CORP /DE/
filed 2009-08-27
CIK 316793

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by checkmark whether the registrants submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of the registrant's voting common stock, par value $1.00 per share, held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $950,008,114 (computed using the closing price of a share of Common Stock on December 28, 2008, reported by the New York Stock Exchange).

         There were 71,215,223 shares of the registrant's common stock, par value $1.00 per share, outstanding on August 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 28, 2009, are incorporated by reference into Part III hereof.

PART I	1
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	12
ITEM 1B. UNRESOLVED STAFF COMMENTS	24
ITEM 2. PROPERTIES	25
ITEM 3. LEGAL PROCEEDINGS	26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26
PART II	28
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	28
ITEM 6. SELECTED FINANCIAL DATA	30
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	58
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	60
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—ERNST & YOUNG LLP	61
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—PRICEWATERHOUSECOPPERS LLP	62
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JUNE 28, 2009, JUNE 29, 2008, AND JULY 1, 2007	63
CONSOLIDATED BALANCE SHEETS AS OF JUNE 28, 2009 AND JUNE 29, 2008	64
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) FOR THE FISCAL YEARS ENDED JUNE 28, 2009, JUNE 29, 2008, and JULY 1, 2007	65
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED JUNE 28, 2009, JUNE 29, 2008, and JULY 1, 2007	66
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	67
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	131
ITEM 9A. CONTROLS AND PROCEDURES	131
ITEM 9B. OTHER INFORMATION	136
PART III	137
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	137
ITEM 11. EXECUTIVE COMPENSATION	137
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	137
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	138
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	138
PART IV	139
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	139
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE FISCAL YEARS ENDED JUNE 28, 2009, JUNE 29, 2008, AND JULY 1, 2007	155

EXPLANATORY NOTE

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

        We pioneered the fundamental technology for power metal oxide semiconductor field effect transistors ("MOSFETs") in the 1970s, and estimate that the majority of the world's planar power MOSFETs use our technology. Power MOSFETs are instrumental in improving the ability to manage power efficiently. Our products include power MOSFETs, high voltage analog and mixed signal integrated circuits ("HVICs"), low voltage analog and mixed signal integrated circuits ("LVICs"), digital integrated circuits ("ICs"), radiation-resistant ("RAD-Hard™") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), high reliability DC-DC converters, Automotive Products modules, and DC-DC converter type applications.

        Our semiconductors are found in a wide variety of applications, such as:

Automotive Applications	Networking
Industrial Motors	Display
Consumer Electronics	Servers
Personal Computers	Game Stations
Household Appliances	HiRel
Telecommunications

        With the demand for energy usage increasing worldwide, governments and consumers alike are striving to conserve energy and demand more efficient uses of power in everything from computers, appliances, military aircraft, and hybrid cars. According to iSuppli Corporation ("iSuppli"), a semiconductor industry market research company, the market for power management semiconductors for calendar year 2009 is approximately $18.7 billion, primarily in three areas: voltage regulation, power switching transistors and ICs.

        The information technology, industrial, consumer, HiRel and automobile industries use power management semiconductors to promote energy efficiency and improve performance metrics. Power management semiconductors enable energy savings of up to 60 percent by delivering the power tailored for a particular electrical device, rather than delivering a constant stream of power. Additionally, high-density semiconductors are required to power highly sophisticated electronic devices, such as servers and storage, telecommunications, networking and telecommunications infrastructure, desktop and laptop computers, and gaming devices.

Business Strategy and Segments

Business Strategy

        Since our introduction of the power MOSFET in the 1970's, we have improved the technology and design of our power management products while significantly expanding our product offerings. Our mission has been and continues to be providing solutions that will continue to improve in their energy-efficient performance and reduce global energy consumption. Our business segments primarily address two key challenges.

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

        As part of our strategy, we bring to our customers an experienced technical sales team that is recognized for its ability to assist customers in providing power management solutions for the customers' longer-term technology and product requirements. These technical sales teams are comprised of account managers and field application engineers. These teams interface with our customers and work closely with their designers to integrate our products to create greater energy efficiency. We have been known as an energy-efficient power management solutions company by consistently working with customers to deliver new technologies in advance of their needs and solutions that align our products with our customers' product and technology development roadmaps. To better understand and respond to our customers' longer-term needs, our technical sales teams often directly communicate information from customers to the respective marketing and design center teams who address their evolving technological needs.

        With the world continuing its focus on energy conservation, we develop technologies that will advance the state of the art in energy-efficiency for power management semiconductors. Our technologies help address the following: thermal management, which is the management of the heat load within an application; high frequency, which is the challenge in our customer's applications of placing components closer together that use little energy; high voltage, which is the challenge of moving a high amount of energy within an application; and cost reduction, which is the challenge of combining elements in smaller and smaller chips at a low cost. We believe our products and technologies are very competitive in these areas in the relevant market segments in which we compete.

        During fiscal year 2009, we initiated a number of actions to align our operating expense structure with our reduced revenue levels. These actions include plans to consolidate our manufacturing operations, including our Newport, Wales wafer fabrication facilities. As a result of a significant increase in demand beginning during the last half of the fourth quarter of fiscal year 2009, we have revised our plan and will utilize a portion of the space previously designated for closure. We previously estimated that this action would result in cost savings of $7.9 million per year beginning in calendar year 2010. However, as a result of the revised plan, our current estimate of cost savings is approximately $3.6 million per year beginning in the June 2009 quarter. We also began actions to close our El Segundo, California wafer fabrication facility during fiscal year 2009 and estimate that this action will be completed by the end of calendar year 2010 with estimated annual savings of $12.7 million beginning in calendar year 2011.

        In addition to reducing our manufacturing costs, we are continuing our efforts to align our operating expense structure with our revenue levels. Although we plan to reduce selling, general and administrative costs in the near term, we expect to maintain our investment levels in new product development in order to meet our longer term revenue goals. During the second fiscal quarter, we announced that we planned to reduce our worldwide workforce by about 850 employees for the fiscal year ended June 28, 2009 compared to the fiscal year ended June 29, 2008. Through the fiscal year ended June 28, 2009, we have decreased our workforce by almost 80% of our planned 850 reduction. We did not reduce our headcount by the full planned amount because of an increase in demand beginning in the last half of the fiscal quarter ended June 28, 2009 which required us to retain more direct manufacturing employees. With the headcount reductions we completed during the fiscal year, we expect to save about $24.0 million on an annualized basis. We incurred severance related costs for the 2009 fiscal year of about $14.0 million associated with these reductions.

Segments

        At the beginning of the first quarter of fiscal year 2009, our Chief Executive Officer ("CEO"), who is the chief operating decision maker, refined the definition of our Company's business segments by renaming our Aerospace and Defense ("A&D") segment as our HiRel segment, combining our previously identified PS segment with our Enterprise Power ("EP") segment and creating a new Automotive Products ("AP") segment which was previously reported within the Energy-Savings Products ("ESP") and Power Management Devices ("PMD") segments. Furthermore, some products that were previously reported under the EP segment are now reported under the PMD segment. Consequently, the Company now reports in six segments: EP, PMD, ESP, HiRel, AP, and Intellectual Property ("IP"). Additionally, we have reported the ongoing work for Vishay Intertechnology, Inc. ("Vishay") under a transition product services agreement ("TPSA"), which had previously been part of our power control systems ("PCS") business ("PCS Business") as Transition Services ("TS"), separate from our ongoing segments. This work declined substantially during the quarter, and the small amount of remaining sales to Vishay will be incorporated into our PMD segments beginning in the first quarter of fiscal year 2010. Prior year segment presentation has been recast to conform to our current year presentation.

        Below is a description of our reportable segments:

  •
  The PMD segment consists of the Company's discrete power MOSFETs, excluding our Low Voltage DirectFET® products. These products are multi-market in nature and therefore add value across a wide-range of applications and markets. The PMD segment targets power supply, data processing, and industrial and commercial battery-powered applications.

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

  •
  The HiRel segment includes the Company's RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and the Company's RAD-Hard™ DC/DC converters as well as other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines, and other defense and high-reliability applications including an expanding interest in heavy industry and biomedical applications. HiRel's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in naturally harsh environments like space and undersea as well as applications that require a high level of reliability to address issues of safety, cost of failure or difficulty in replacement, like medical applications.

  •
  The EP segment includes the Company's LVICs (including XPhase® and SupIRBuck™), iPOWIR integrated Power Stages and low-voltage DirectFET® Power MOSFETs. Products within the EP segment are focused on data center applications (such as servers, storage, routers and switches), notebooks, graphics cards, gaming consoles and other computing and consumer applications. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to our customers for their next generation applications that require a higher level of performance and technical service.

  •
  The AP segment consists of the Company's automotive qualified HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs. These products were previously reported in the ESP and PMD segments. The AP segment products are focused solely on automotive customers and applications that require a high level of reliability, quality and performance. The Company's automotive product portfolio provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions. The Company's automotive expertise comprises supplying products for AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection in diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems in micro, mild, full and plug-in hybrids or electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient ("PTC") heater, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning ("HVAC") and rear wipers. The Company's automotive designs address both application-specific solutions (application-specific integrated circuits ("ASICs") and application-specific standard parts ("ASSPs")) and generic high volume products for multi original equipment manufacturer ("OEM") platform usage.

  •
  The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties. IP segment revenue is dependent on the unexpired portion of the Company's licensed MOSFET patents. Many of the Company's power MOSFET patents have expired, and the broadest having expired in calendar year 2008. Certain of the licensed MOSFET patents remain in effect through 2010. With the expiration of the Company's broadest MOSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arrangements that we believe are consistent with the business strategy. The strategy within the IP segment is to concentrate on creating and using the Company's IP primarily for the design and development of new value-added products, along with opportunistic licensing.

  •
  The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Divestiture. After ongoing ramp-down in many of such services, Vishay terminated most wafer processing services under the TPSA effective April 30, 2009. The revenue from such terminating services represents all but an immaterial amount of the remaining revenue reported under the TS segment. Any revenue generated from these services during fiscal year 2010 will be reported in the PMD segment.

Products and Technology

        The following table summarizes the types of products and end-market applications for our product segments:

        Excluded from the table below are our TS and IP segments, which are comprised primarily of transition services provided to Vishay related to our April 2007 divestiture of our PCS Business (the "Divestiture") and royalties from patent licensing and technology claim settlements, respectively.

	Power Management Devices	Energy-Saving Products	HiRel	Enterprise Power	Automotive Products
Revenues
2009	$234.9 million	$151.1 million	$148.3 million	$87.5 million	$52.9 million
2008	$330.0 million	$166.3 million	$152.9 million	$160.4 million	$85.2 million
2007	$373.0 million	$188.7 million	$157.0 million	$169.6 million	$82.0 million
Primary product function	Power conversion and management with the lowest RDS(on) and widest range of packages up to 250V for a diverse range of applications.	Integrated design platforms that enable customers to add energy-conserving features that help achieve lower operating energy costs and manufacturing bill of material costs.	Discrete components, complex hybrid power module assemblies and rugged DC-DC converters utilize leading-edge power technology which, together with demanding environmental specifications.	Optimized power management system solutions that deliver power density, efficiency and performance in enterprise power.
Provide high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.
Type of products	Trench HEXFET® MOSFETs, discrete HEXFET® MOSFETs, dual HEXFET® MOSFETs, FlipFET®, FETKY®, hybrid HEXFET® MOSFETs	High voltage ICs, Digital control ICs, IRAM integrated power modules, MER ICs, High Voltage DirectFET®s, IGBTs,	RAD-Hard™ MOSFETs, RAD-Hard™ ICs, power modules/hybrid solutions, motor controls, DC-DC converters	Low voltage ICs, DirectFET®s, SupIRBuck™, XPhase® , iPOWIR integrated Power Stages, Low-Voltage DirectFET® Power MOSFETs	HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs

	Power Management Devices	Energy-Saving Products	HiRel	Enterprise Power	Automotive Products
End applications	Power supply, data processing, and industrial and commercial battery-powered	Motor control appliances, industrial automation, lighting and display, audio video,	Commercial and military aircraft, launch vehicles, satellites, military ships, missiles, undersea telecommunication, submarines, oil drilling, medical devices, high reliability devices in heavy industry and biomedical	Servers, storage networks, routers, and switches, infrastructure equipment, notebooks, graphic cards, gaming consoles	AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection in diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems in micro, mild, full and plug-in hybrids or electric vehicles, as well as for body electronic systems like glow plugs, PTC heater, electric power steering, fuel pumps, HVAC and rear wipers
Major original equipment manufacturers	Delta, Flextronics, Samsung, Emerson, and Schneider MFG	Samsung, LG, Kimball, Midea, Delta, and Diehl	Lockheed Martin, Raytheon, GE, TYCO, Panatronic Japan Inc., Space System Loral, L-3 Communications, BAE, Boeing, Honeywell, Astrium and Northrop- Grumman	IBM, Delta, Sony, Lite-On, and Flextronics	Delphi, Nagares, Continental Auto, Bosch, TRW, Honda, and Alcoa

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

        We currently have wafer fabrication and/or assembly facilities in California, Arizona, Massachusetts, Mexico and Wales, United Kingdom. In addition, we have equipment at or manufacturing supply agreements with subcontractors located in China, Israel, Korea, Malaysia, Philippines, Taiwan, Thailand, the United States and Vietnam. Our Newport, Wales facility provides wafer fabrication capacity for our most advanced mixed-signal, analog and MOSFET processes. Our wafer fabrication facility in Temecula, California is used primarily for MOSFET-related processes. We have a high-voltage power management IC wafer fabrication facility in El Segundo, California. We also have engaged foundry services for wafer fabrication outside of the United States. Assembly operations for products used in the HiRel applications are located in Leominster, Massachusetts; Santa Clara, California; and Tijuana, Mexico. Our high-volume assembly lines for power MOSFETs and IGBTs are located in our facility in Tijuana, Mexico. We also assemble power MOSFETs and other products in subcontracted facilities outside of the United States. Our Mesa, Arizona facility provides specialty silicon epitaxial services both in-house and to third parties.

        As discussed previously in this section, we initiated actions to consolidate certain of our manufacturing operations during fiscal year 2009. We made the decision to consolidate our Newport, Wales wafer fabrication facilities and estimate that this action will result in cost savings of approximately $3.6 million per year beginning in calendar year 2010. During fiscal 2009, we also began actions to close our El Segundo, California wafer fabrication facility and estimate that this action will be completed by the end of calendar year 2010 with estimated annual savings of $12.7 million beginning in calendar year 2011.

Marketing, Sales and Distribution

        Our sales organization consists of in-house sales employees, external sales representatives, in-house field application, manufacturing and quality engineers. The function of the sales organization is to identify energy-efficient opportunities within our key customer applications, assist our original equipment manufacturer ("OEM") customers in designing our products into their applications, and providing longer-term solutions based on our customers' technology and product requirements. In many circumstances, we sell our products to the contract manufacturer of the OEM. We also leverage our distribution partners who's larger sales force, account network, inventory programs and logistics services provide our customers with additional distribution options. In the fiscal year ended June 28, 2009, we derived 44.4 percent, 40.7 percent and 6.0 percent of our revenues from direct sales to the OEMs, our distributors, and contract manufacturers, respectively.

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

Customers

        Our devices are incorporated in subsystems and end products manufactured by other companies. Our customers include OEMs, distributors and contract manufacturers. No customer accounted for more than ten percent of our consolidated revenue for the fiscal year ended June 28, 2009. The majority of our products in our ongoing business segments, including those in the PMD, ESP, HR, EP and AP segments, are sold directly to OEM customers or distributors. No single customer accounted for more than ten percent of our net revenues.

        The transition services provided to Vishay related to the Divestiture amounted to approximately 5.1 percent of our total consolidated revenue in fiscal year 2009.

        Our major distributors, based on revenue, include Arrow Electronics, Avnet, Future Electronics, Weikeng, WT Micro and Zenitron for the fiscal year ended June 28, 2009. Our major contract manufacturers included Celestica, Kimball Flextronics, Jabil, Sanmina-SCI and Solectron for the fiscal year ended June 28, 2009. Our major OEMs by revenue for our ongoing product segments for the fiscal year ended June 28, 2009 are as follows:

Segment:	Customers
Power Management Devices	Delta, Samsung, Flextronics, Emerson, and Schneider MFG
Energy-Saving Products	Samsung, LG, Kimball, Midea, Delta, and Diehl
HiRel	Lockheed Martin, Raytheon, GE, TYCO, Panatronic Japan Inc., Space System Loral, L-3 Communications, BAE, Boeing, Honeywell, Astrium and Northrop-Grumman
Enterprise Power	IBM, Delta, Sony, Lite-On, and Flextronics
Automotive Products	Delphi, Nagares, Continental Auto, Bosch, TRW, Honda, and Alcoa

        For financial information about geographic areas, please see Part I, Item 8, Note 9, "Segment Information."

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

        Our major competitors for fiscal year ended June 28, 2009 were as follows:

Segment:	Competitors
Power Management Devices	Fairchild, STMicroelectronics, ON Semiconductor, Vishay and Infineon
Energy-Saving Products	STMicroelectronics, Infineon, NXP, IXYS, Fairchild, Renesas, Toshiba, Mitsubishi
HiRel	Interpoint, VICOR, VPT, MS Kennedy, Microsemi, Intersil, Linear Technology, STMicroelectronics
Enterprise Power	Intersil, ON Semiconductor, IXYS, Renesas, Volterra, Infineon
Automotive Products	Vishay, STMicroelectronics, Infineon, NXP, and Fairchild

Research and Development

        Our R&D program focuses on power management ICs and power conversion functional components such as the advancement and diversification of our power MOSFET and IGBT switch product lines, as well as iPOWIR® and iRAM™ PS multi-chip modules. We have been developing and introducing some of the most advanced power management products and new architectures for the next-generation of applications, including new game stations, high-performance servers, hybrid vehicles and energy-efficient appliances. Our work with new technology platforms has led to our development of a gallium nitride-based power device technology platform for use in certain power conversion solutions. We continue to commit to R&D to generate new patents and other IP and concentrate on incorporating our technologies into our products. In the fiscal years 2009, 2008 and 2007, we spent $98.2 million (13.3 percent of revenue), $105.8 million (10.7 percent of revenue), and $122.8 million (10.2 percent of revenue), respectively, on R&D activities.

        Our design centers are located throughout the world, including the United States, the United Kingdom, Denmark, Italy and France. During fiscal year 2009, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served markets. These products also highlighted our focus on delivering integrated solutions and extensive applications support. Among them were a) tailored iMOTION™ integrated design platform for variable speed pumps, b) ICs and chipsets improving power density and efficiency in DC-DC applications found in high performance computers and servers, c) the continued expansion of our popular XPhase® and DirectFET® product families, d) ICs for Class D audio, electronic lighting ballasts and motor control, e) several "application-ready" reference designs for point-of-load DC/DC conversion, multi-channel Class D audio, lighting and motor control, f) our SmartRectifier™ ICs helping computer and consumer entertainment devices meet emerging system and standby power regulations, and g) radiation hardened DC-DC converter modules for space satellite power applications.

Intellectual Property

        We continue to make significant investments in developing and protecting our IP. In the past fiscal year, we added over 199 patents worldwide. We have approximately 612 issued unexpired U.S. patents and over 668 patent applications pending worldwide. We are also licensed to use certain patents owned by others. We have several registered trademarks in the United States and abroad, including the trademarks HEXFET® and DirectFET®. We believe that our IP contributes to our competitive advantage. We are committed to enforcing our patent rights, including through litigation if necessary.

        We report within the IP segment revenues from the sale and/or licensing of our technologies and manufacturing process know-how, in addition to reporting the expenses of our patent licensing and settlements of claims brought against third parties. In the fiscal years 2009, 2008 and 2007, we derived $27.7 million, $30.5 million and $44.2 million of royalty revenues, respectively. IP segment revenue is dependent on the unexpired portion of our licensed MOSFET patents, the continued enforceability and validity of those patents, the ability of our competitors to design around our MOSFET technology or develop competing technologies, and general market conditions. The continuation of such royalties is subject to a number of risks (see Part I, Item 1A, "Risk Factors—Our ongoing protection and reliance on our IP assets expose us to risks"). Many of the MOSFET patents that have generated royalties and settlements expired, with the broadest of them having expired in calendar year 2008. Certain of the MOSFET patents remain in effect through 2010. With the expiration of our broadest MOSFET patents, most of our IP segment revenue stream ceased during the fourth quarter of fiscal year 2008; however, we continue, from time to time, to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

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

Environmental Matters

        Federal, state, local and foreign laws and regulations impose various restrictions and controls on the storage, use and discharge of certain materials, chemicals and gases used in semiconductor manufacturing processes, and on the operation of our facilities and equipment. We believe it uses reasonable efforts to maintain a system of compliance and controls for these laws and regulations. Despite our efforts and controls, from time to time, issues may arise with respect to these matters. However, we do not believe that general compliance with such laws and regulations as now in effect will have a material adverse effect on our results of operations, financial position or cash flows.

        Additionally, under some of these laws and regulations, we could be held financially responsible for remedial measures if properties are contaminated or if waste is sent to a landfill or recycling facility that becomes contaminated. Also, we may be subject to common law claims if released substances damage or harm third parties. We cannot make assurances that changes in environmental laws and regulations will not require additional investments in capital equipment and the implementation of additional compliance programs in the future, which could have a material adverse effect on the our results of operations, financial position or cash flows, as could any failure by or violation of us to comply with any prior, current or future environmental laws and regulations.

        As part of the environmental review process, we have in prior years provided certain disclosures of potential permit violations and other matters to local environmental authorities, including the South Coast Air Quality Management District ("SCAQMD") with respect to the Company's Temecula, California facility. We have taken steps to correct the alleged deficiencies. However, in October 2008, we received a notification of additional permit violations at such facility. We have not yet been assessed any penalties with respect to the disclosures made for alleged violations at that facility. In December 2008, the enforcement division for the SCAQMD requested information from us for the purposes of determining what further action to take with respect to alleged violations asserted prior to the SCAQMD October 2008 notification. In April 2009, we received a similar request with respect to alleged violations set forth in the SCAQMD October 2008 notification. We have responded to both the December 2008 and April 2009 requests, and have not received further notices from the SCAQMD regarding the alleged violations.

        In June 2009, we received a Notice of Violation and Request for Information ("NOV") pursuant to 3007(a) of the Resource Conservation Recovery Act ("RCRA") from Region IX of the U.S. Environmental Protection Agency ("EPA") as a result of an inspection conducted by the EPA at the Company's Temecula, California facility in January 2009. We have responded to the EPA with respect to the NOV, have corrected certain deficiencies identified during the referenced inspection and are in the process of correcting certain others.

        During negotiations for the Divestiture, chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy. The Company has advised appropriate governmental authorities and has not received any further reply to its inquiries since the Company's initial communications with the governmental authorities. There are no current orders or directives on the matter outstanding from the governmental authorities against the Company.

        IR and Rachelle Laboratories, Inc. ("Rachelle"), a subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States EPA of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including IR, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). We have settled all outstanding claims that have arisen against IR relating to the OII Site. No claims against Rachelle have been settled. We have taken the position that none of the wastes generated by Rachelle were hazardous.

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

        It remains the position of Rachelle that its wastes were not hazardous. In addition, Rachelle operated as an independent corporation and we do not believe that a complaining party would be successful in reaching the assets of IR even if it could prevail on a claim against Rachelle. Because Rachelle has not been sued, none of our insurers has accepted liability, although at least one of our insurers previously reimbursed IR for defense costs for the lawsuit filed against IR. We have recorded no accrual for potential loss, if any; however, an adverse outcome could have a material adverse effect on our results of operations or cash flows.

        We received a letter in June 2001 from a law firm representing UDT Sensors, Inc. ("UDT") relating to environmental contamination (chlorinated solvents such as trichlorethene) purportedly found in UDT's properties in Hawthorne, California. The letter alleges that we operated a manufacturing business at that location in the 1970's and/or 1980's and that it may have liability in connection with the claimed contamination. We recorded no accrual for any potential losses since there has been no assertion of specific facts on which to form the basis for determination of liability.

        In November 2007, IR was named as one of approximately 100 defendants in Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC et al., No. EDCV07-1471 (TJH) (JWJx) (C.D. Cal.) (the "Angeles Case"). Angeles Chemical Company, Inc. and related entities ("Plaintiffs") own or operate a facility (the "Angeles Facility") which is located approximately one and a half miles down gradient of the Omega Chemical Superfund Site (the "Omega Site") in Whittier, California. Numerous parties, including the Company, allegedly disposed of wastes at the Omega Site. Plaintiffs claim that contaminants from the Omega Site migrated in groundwater from the Omega Site to the Angeles Facility, thereby causing damage to the Angeles Facility. In addition, they claim that the EPA considers them to be responsible for the groundwater plume near the Angeles Facility, which Plaintiffs contend was caused by disposal activities at the Omega Site. Plaintiffs filed claims based on CERCLA, nuisance and trespass, and also seek declaratory relief. Plaintiffs seek to require the defendants to investigate and clean-up the contamination and to recover damages. The case has been stayed by the court pending the EPA's completion of its remedial investigation. We previously entered into a settlement with other parties associated with the Omega Site pursuant to which we paid those entities money in exchange for an agreement to defend and indemnify us with regard to certain environmental claims (the "Omega Indemnification"). In that agreement, it was estimated that the Company's volumetric share of wastes sent to the Omega Site was in the range of 0.08 percent. We believe that much, if not all, of the risks associated with the Angeles Case should be covered by the Omega Indemnification. In addition, we have tendered the complaint to several of our insurance carriers, one of which has agreed to defend us under a reservation of rights. Therefore, we do not expect our out-of-pocket defense costs to be significant. In addition, in light of the Omega Indemnification, the potential for insurance coverage and the fact that our volumetric share of Omega Site wastes was less than 0.1 percent, we do not believe that an adverse judgment against us would be material.

Employees

        As of June 28, 2009, we employed approximately 3,939 people, with approximately 1,620 employed in the U.S., 1,492 in Mexico, 528 in Europe and 299 in Asia. As of June 28, 2009, none of our U.S. employees had collective bargaining agreements and we consider our relations with our employees to be good. In some jurisdictions outside the United States, from time to time, employees may be covered by certain statutory, special or other arrangements, like work councils, that may seek benefits for covered personnel. We believe our relationships with such organizations are good.

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

Section 303A.12 of New York Stock Exchange Listed Company Manual Disclosure

        Pursuant to Rule 303A.12(A) of the New York Stock Exchange ("NYSE") Listed Company Manual, we submitted to the NYSE last year a Section 303A.12(a) CEO Certification as required by such rule. We are filing with the SEC the CEO and Chief Financial Officer ("CFO") certifications, without qualification, required under Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") as to this Form 10-K with respect to our 2009 fiscal year.

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

        The semiconductor industry is highly cyclical and the value of our business may decline during the down portion of these cycles. During fiscal years 2009, and 2008, we have experienced a decline in end-market demand for our products as a result of the sharp corrections in the general economy, financial markets, housing market and the significant fluctuations of oil prices. Our revenue and gross margin are dependent on the level of corporate and consumer spending in various information technology and energy-saving end-market applications. When these expenditures fail to materialize, our operating results are adversely impacted. To the extent these market conditions persist for a prolonged period of time, our business, financial condition and results of operations could be significantly harmed.

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

        Our future financial performance and success are largely dependent on our ability to implement our three-phase growth strategy, consisting of business stabilization, operational optimization and growth acceleration. We cannot assure you that we will be able to successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations in the future.

         If the demand for our products increases faster than we anticipate, we may not be able to satisfy the higher demand with our planned available capacity, which could limit our revenue growth potential.

        Although we operated with significant excess manufacturing capacity during most of the fiscal year ended June 28, 2009, the markets in which we operate are very cyclical and subject to large swings in demand. We regularly monitor our end market demand and plan to install capacity to meet our demand forecast. However, since additional capacity can take up to six months to install, if the demand for our products increases at a rate faster than we anticipate, we may not be able to increase our internal and external manufacturing capacity fast enough to satisfy the higher demand. As a result, the company's revenue growth may be limited by manufacturing capacity constraints.

         Our ongoing protection and reliance on our IP assets expose us to risks and revenue in our IP segment is subject to our ability to (i) maintain current licenses, (ii) licensee and market factors not within our control and (iii) our ability to obtain new licenses.

        We have traditionally relied on our patents and proprietary technologies. Patent litigation settlements and royalty income substantially contribute to our financial results. Enforcement of our IP rights is costly, risky and time consuming. We cannot assure you that we can successfully continue to protect our IP rights, especially in foreign markets. Many of our key MOSFET patents expired, with the broadest having expired in calendar year 2008. Certain of our MOSFET patents will remain in effect through 2010. With the expiration of our key MOSFET patents, most of our royalty revenue ceased during the fourth quarter of fiscal year 2008; however, from time to time, we continue to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

        Our royalty income is also largely dependent on the following factors: remaining coverage under unexpired MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; the defensibility and enforceability of our patents; changes in our licensees' unit sales, prices or die sizes; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenue from new licensing opportunities. Market conditions and mix of licensee products, as well as sales of non-infringing devices can significantly adversely affect royalty income. We also cannot guarantee that we can obtain new licenses to offset reductions in royalties from existing licenses. While we try to predict the effects of these factors and efforts, often there are variations or factors that can significantly affect results different from that predicted. Accordingly, we cannot guarantee that our predictions of our IP segment revenue will be consistent with actual results. We also cannot guarantee the level of our future royalty income. Decreases in our royalty income could have a material adverse effect on our operating results and financial condition.

         Our failure to obtain or maintain the right to use certain technologies may negatively affect our financial results.

        Our future success and competitive position may depend in part upon our ability to obtain or maintain certain proprietary technologies used in our principal products which achieved in part by defending and maintaining the validity of our patents and defending claims by our competitors of IP infringement, and at times asserting IP claims against third parties. We license certain patents owned by others. We have asserted IP claims against others and we could become subject to other lawsuits in which it is alleged that we have infringed upon the IP rights of others.

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

        A "design-win" or program award from a customer does not guarantee that the design or program win will become future sales to that customer. We also are unable to guarantee that we will be able to convert these design or program wins, or any wins, into sales for the life of any particular program, or at all, or that the revenue from such wins would be significant. We also cannot guarantee that we will achieve the same level of design or program wins as we have in the past, or at all. Uncertainties regarding our Company, including uncertainties regarding pending litigation (see Note 14, Litigation, to our Consolidated Financial Statements set forth in Part II, Item 8) could affect our ability to achieve design-wins or sales therefrom. Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all. Once an OEM designs another supplier's semiconductor into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM's product platform because changing suppliers involves significant cost, time, effort and risk. Achieving a design or program win with a customer also does not ensure that we will receive significant revenue from that customer.

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

        In addition, as is common in the semiconductor industry, we have at times experienced difficulty in beginning production at new facilities or in effecting transitions to new manufacturing processes. As a consequence, we have experienced delays in product deliveries and reduced yields. We may experience manufacturing problems in achieving acceptable yields, experience product delivery delays, and/or quality issues in the future, as a result of, and among other things, capacity constraints, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenue. Also, our operating results have been and continue to be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenue does not increase proportionately.

         Interruptions, delays or cost increases affecting our materials, parts or equipment may impair our competitive position and our operations.

        Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including silicon, mold compounds and lead frames, on a timely basis from third parties. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of materials, parts and equipment in a timely manner from our third party suppliers or if the costs of materials, parts or equipment increase significantly. From time to time, suppliers may discontinue products; extend lead times, limit supplies or increase prices due to capacity constraints or other factors. We have a limited number of suppliers or sole suppliers for some materials, parts and equipment, and any interruption could materially impair our operations and adversely affect our customer relations.

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

        We have an existing dispute with one of our subcontractors over quality matters involving assembled product and commercial disputes with others, and there can be no assurance that other disputes would not arise. In some instances, we do not have long-term assembly agreements with our assembly contractors. As a result, we do not have immediate control over our product delivery schedules or product quality. Due to the amount of time often required to qualify assemblers and testers and the high cost of qualifying multiple parties for the same products, we could experience delays in the shipment of our products if we are forced to find alternative third parties to assemble or test them. Any product delivery delays in the future could have a material adverse effect on our operating results and financial condition. Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these subcontractors were disrupted or terminated.

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

         We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that our inventory will be adequate to meet market demand or will be salable at a future date.

        We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary materials, and build the proper mix and amount of inventory, otherwise our revenue and gross margin may be adversely affected. Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and results of operations.

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

        We have experienced significant turnover in some of our senior management positions in calendar year 2008, including the appointment of a new CEO, and a new CFO. While we have tried to ensure continuity of management in crucial areas we cannot guaranty that these efforts will be successful in all crucial areas including the oversight of our financial reporting systems, financial controls and corporate governance practices. There can be no assurance that future changes in senior management personnel will not adversely affect our efforts in this regard. Similarly, there is no assurance that we will be able to retain any of our existing key personnel, or attract, assimilate and retain the additional personnel needed to support our business. If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

         Pending and future governmental inquiries may adversely affect us, the trading prices of our securities and our ability to access the capital markets.

        During the course of an investigation previously conducted by our Audit Committee and following its completion, our representatives met with representatives of the SEC, the Internal Revenue Service

("IRS"), the Office of the U.S. Attorney and other governmental officials to keep them advised as to the course of the Investigation. We continue to share information with the SEC and other governmental officials and are currently responding to subpoenas for records from the SEC. Adverse developments in connection with requests by the SEC or other governmental agencies, could negatively impact us and divert our resources and the focus of our management team from our ordinary business operations. In addition, we may incur significant expenses associated with responding to these investigations (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be subject to such investigation(s)), and we may be required to pay criminal or civil fines, consent to injunctions on future conduct or suffer other penalties, any of which could have a material adverse effect on us. It is also possible that the existence, findings and outcome of these inquiries may have a negative impact on lawsuits that are pending or may be filed against us, the trading prices of our securities and our ability to access the capital markets. See Note 14, "Litigation," to our Consolidated Financial Statements set forth in Part II, Item 8 for a more detailed description of these proceedings.

         We have identified material weaknesses in our internal control over financial reporting, which could impact our ability to report our results of operations and financial condition accurately and in a timely manner.

        As required by Section 404 of the Sarbanes-Oxley Act, we have conducted an assessment of our internal control over financial reporting, identified material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 28, 2009. For a detailed description of these material weaknesses, see Part II, Item 9A, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the material weaknesses identified, including the number of continuing manual journal entries necessary to record financial transactions, the lack of integrated financial systems, the significant turnover of our finance organization personnel, and use of outside consultants to augment our accounting staff, there is a risk of additional errors not being prevented or detected, which could result in restatements. In addition, it is possible that in the future other material weaknesses may be identified. All of these factors continue to increase the time and cost involved in preparing our financial statements and to undermine the credibility of such statements.

         We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

        We are in the process of developing and implementing certain remediation efforts for the identified material weaknesses, and this work will continue during fiscal year 2010. There can be no assurance as to when these remediation efforts will be fully developed, when they will be implemented, when they will be completed and the aggregate cost of implementation. Until our remedial efforts are completed, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, there will also continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected.

         We have been named as a defendant in a class action and other lawsuits that may adversely affect our financial condition, results of operations and cash flows.

        We and certain of our former and current executive officers and directors are defendants in several securities class action and other lawsuits. These lawsuits are described in Note 14, "Litigation," to our

Consolidated Financial Statements set forth in Part II, Item 8. While we have reached an agreement in principle to settle certain of these lawsuits and others have been dismissed, other lawsuits and proceedings remain. Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to such action). In connection with certain of these lawsuits, we have agreed to pay material settlement amounts. Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

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

        Our future effective tax rates may be adversely affected by a number of factors, including the jurisdictions in which profits are determined to be earned and taxed and the intercompany pricing related to those profits; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in share-based compensation expense; changes in tax laws or the interpretation of such tax laws (including transfer pricing guidelines); changes in generally accepted accounting principles ("GAAP"); or the repatriation of non-U.S. earnings against which we have not previously provided U.S. taxes.

        In addition, we have made certain judgments regarding the realizability of our deferred tax assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), the carrying value of the net deferred tax assets is based on our assessment whether it is more likely than not that we will generate sufficient future taxable income in the relevant jurisdictions to realize these deferred tax assets, after considering all available positive and negative evidence. If our assumptions and estimates change in the future given unforeseen changes in market conditions, tax laws or other factors, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, or credit additional paid-in capital or other comprehensive income, as applicable.

         Our HiRel segment is subject to governmental regulation that exposes us to additional risks.

        Our HiRel segment manufactures and sells certain products that are subject to U.S. export control laws and regulations. The HiRel segment also manufactures and sells products that are sold directly or indirectly to the U.S. government and may subject us to certain government procurement regulations, investigations or review. While we maintain a system of control of such products and compliance with such laws and regulations, we cannot provide absolute assurance that these controls will always be effective. There are also inherent limitations on the effectiveness of controls, including the failure of human judgment. If we fail to maintain an effective system of control or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product, all of which could have a material effect on our financial results.

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

        We have established procedures for the review and monitoring of the credit worthiness of our customers and/or significant amounts owing from customers. Despite our monitoring and procedures, from time to time, especially in the current economic situation, we may find that, despite our efforts, one or more of our customers become insolvent or face bankruptcy proceedings. Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectible in whole or in part, or if our customers' financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

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

        Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination. Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies. Also, we may be subject to common law claims if we release substances that damage or harm third parties. Further, we cannot assure you that changes in environmental laws or regulations will not require additional investments in capital equipment or the implementation of additional compliance programs in the future. Additionally, if we were to divest additional facilities, such facilities may undergo further environmental review and investigation which may lead to previously unknown environmental liabilities. Any present or prior failure to comply with environmental laws or regulations could subject us to serious liabilities and could have a material adverse effect on our results of operation and financial condition.

         Our international operations expose us to material risks.

        We expect revenue from foreign markets to continue to represent a significant portion of total revenue. We maintain or contract with significant operations and equipment in foreign countries, including wafer fabrication and product assembly. Among others, the following risks are inherent in doing business internationally: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; war; terrorism; and foreign currency fluctuations. Additionally, in certain jurisdictions where we use third party contractors, the legal systems do not provide effective remedies to us when the contractor has breached its obligations.

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

        We may be affected by a number of general economic and business factors, many of which are beyond our control. These factors include interest rates, recession, inflation, exchange rates, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending. Unfavorable changes in any of these factors or in other business and economic conditions affecting our customers could increase our costs or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.

         Our reported results can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, United States generally accepted accounting principle (U.S GAAP or GAAP).

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

ITEM 2.    PROPERTIES

        We maintain manufacturing and office facilities around the world. Our manufacturing facilities, design centers and business offices as of June 28, 2009, are in the following locations:

Location	Owned	Leased	Semiconductor Fabrication	Assembly/ Module Manufacturing	Design Center	Business/ Office
El Segundo, California (U.S.A.)	X	X	X		X	X
Temecula, California (U.S.A.)	X		X			X
Santa Clara, California (U.S.A.)		X		X	X	X
Irvine, California (U.S.A.)		X			X
Mesa, Arizona (U.S.A.)	X		X
Durham, North Carolina (U.S.A.)		X			X
Leominster, Massachusetts (U.S.A.)	X			X	X	X
St. Paul, Minnesota (U.S.A.)		X	X
North Kingstown, Rhode Island (U.S.A.)		X			X
Tijuana, Mexico	X			X
Oxted, England (U.K.)	X				X
Reigate, England (U.K.)		X				X
Newport, Wales (U.K.)	X		X	X		X
Skovlunde, Denmark		X			X
Provence, France		X			X
Neu Isenburg, Germany		X				X
Pavia, Italy		X			X
Singapore		X				X
Beijing, China		X				X
Shanghai, China	X	X			X	X
Shenzhen, China		X				X
Hong Kong, China		X				X
Seoul, Korea		X				X
Osaka, Japan		X				X
Nagoya, Japan		X				X
Tokyo, Japan		X			X	X

        Our manufacturing facilities in Santa Clara, California and Leominster, Massachusetts are dedicated for use by the HiRel business segment. With the exception of the facilities at these two locations, the rest of our fabrication and assembly facilities are shared by the PMD, ESP, HR, EP, and AP segments. The IP segment generally operates out of our El Segundo, California business office. Our Temecula, California and Tijuana, Mexico facilities include certain manufacturing and production activities related to the TS segment, and the sale of the PCS Business to Vishay as part of the Divestiture (see also Part II, Item 8, Note 2, "Discontinued Operations and the Divestiture").

        We believe our facilities are adequate for current and anticipated near-term operating needs. During the fiscal quarter ended June 28, 2009, we operated at approximately 61 percent, down from over 74 percent at the end of the June 29, 2008 fiscal year, of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering subcontract or foundry capacity. The decline in operating activity primarily reflects the build up of distributor inventory to meet anticipated demand which is slow to materialize, and shifting capacity to the production of more complex products.

        In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility. We expect the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010 (See Note 8, "Asset Impairment, Restructuring and Other Charges").

        In addition to the facilities listed above, we have sales or technical support offices located in China, Denmark, Finland, France, Germany, India, Italy, Japan, Mexico, the Philippines, Russia, Singapore, South Korea, Sweden, Switzerland, Taiwan, the United Kingdom and the United States.

ITEM 3.    LEGAL PROCEEDINGS

        Our disclosures regarding the matters set forth in Note 12, "Environmental Matters," and Note 14, "Litigation," to our consolidated financial statements set forth in Part II, Item 8, herein, are incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Additional Item. Executive Officers of the Registrant

        The independent Chairman of the Board and executive officers of IR as of the date of this Annual Report on Form 10-K are:

Name	Age	Position
Richard J. Dahl	58	Chairman of the Board
Oleg Khaykin	44	President and Chief Executive Officer
Ilan Daskal	44	Executive Vice President and Chief Financial Officer
Michael Barrow	55	Executive Vice President and Chief Operations Officer
Tim Bixler	42	Vice President, Secretary and General Counsel

        Richard J. Dahl currently serves as Chairman of the Board and has served in that capacity since May 2008. Mr. Dahl has served on the Board since February 2008. Mr. Dahl has served as director of the NYSE-listed DineEquity, Inc. (and formerly IHOP Corporation) since 2004, where he presides as Chairman of the Audit Committee. Mr. Dahl also has served as a director of NYSE-listed IdaCorp, Inc. since 2008, where he presides as Chairman of the Audit Committee. From 2002 to 2007, Mr. Dahl held various executive level positions with the Dole Food Company, Inc. ("Dole"), most recently as President, Chief Operating Officer and Director from 2004 to 2007. Prior to his work at Dole, Mr. Dahl was President and Chief Operating Officer of Bank of Hawaii Corporation, where he held positions of increasing responsibility from 1981 to 2002.

        Oleg Khaykin joined us in March 2008, as President and CEO. He was appointed a director promptly following March 1, 2008. Prior to joining us, Mr. Khaykin was Chief Operating Officer for Amkor Technology, Inc., which he joined in 2003 as Executive Vice President of Strategy and Business Development. Prior to his work at Amkor Technology, Inc., Mr. Khaykin held various positions of increasing leadership at Conexant Systems Inc. ("Conexant") and its spin-off, Mindspeed Technologies Inc., from 1999 to 2003, where he most recently served as Vice President of Strategy and Business Development. Before joining Conexant, Mr. Khaykin was with the Boston Consulting Group.

        Ilan Daskal joined us in October, 2008 as Executive Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Daskal held senior financial positions with Infineon Technologies since 2001, most recently serving as Vice President of Finance & Business Administration for Infineon's North American Communications Business Group. Before that, Mr. Daskal held senior financial management and strategy positions at several Israeli technology companies, including Savan Communication, a firm that was acquired by Infineon while Mr. Daskal was Chief Financial Officer.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NYSE under the symbol "IRF." There were 1,331 holders of record of our common stock as of August 10, 2009. Stockholders are urged to obtain current market quotations for the common stock. For equity compensation plan information, please refer to Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" incorporated herein by reference from the Company's proxy statement relating to the Company's 2009 annual meeting of stockholders to be filed within 120 days after June 28, 2009.

        As of our fiscal year ended June 28, 2009, 11.0 million common stock shares are reserved for issuance under our stock option plans, of which 8.6 million stock options and restricted stock units are outstanding and approximately 2.4 million are available for future grants. As of the fiscal year ended June 28, 2009, 5.2 million stock option and restricted stock units are exercisable at an average exercise price of $38.48.

Dividends

        No cash dividends have been declared to stockholders during the past three years, and we do not expect to declare cash dividends in the foreseeable future. However; payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Stock Prices

        The following table contains stock sales prices for each quarter of fiscal years 2009 and 2008:

	2010				2009		2008
Fiscal Quarter	High		Low		High	Low	High	Low
1st	$17.22	*	$14.03	*	$23.00	$16.43	$39.90	$30.47
2nd					19.95	9.27	36.80	31.20
3rd					15.77	11.45	34.39	20.34
4th					18.00	12.82	25.32	19.37

*
Through August 10, 2009.

Stock Performance

        The following graph compares the cumulative total stockholder return of our common stock during the last five fiscal years with (i) the cumulative total return of the Standard and Poor's 500 Stock Index and (ii) the cumulative total return of the Standard and Poor's High Technology Composite Index. The comparison assumes $100 was invested on July 4, 2004 in our common stock and in each of the foregoing indices and the reinvestment of dividends through fiscal year ended June 28, 2009. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	End of Fiscal Year
	2004	2005	2006	2007	2008	2009
International Rectifier	$100	$126	$104	$99	$52	$39
S&P 500 Index	100	106	113	134	114	82
S&P 500 Index Information Technology	100	98	99	123	114	91

Recent Sales of Unregistered Securities

        None.

Purchase of Equity Securities

        The following provides information on a monthly basis for the quarter ended June 28, 2009 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
March 30, 2009 to April 26, 2009	—	—	—	—
April 27, 2009 to May 24, 2009	403,100	$13.71	403,100	$79,124,292
May 25, 2009 to June 28, 2009	175,469	$15.38	175,469	$76,425,267

(1)
On October 27, 2008, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100.0 million. This plan may be suspended at anytime without prior notice.

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables include selected summary financial data for each of our last five fiscal years. The historical consolidated financial data as of and for our fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 are derived from our audited Consolidated Financial Statements, contained in Part II, Item 8, "Financial Statements and Supplementary Data," of this report. The historical consolidated financial data as of July 2, 2006, and July 3, 2005 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with our audited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. Operating results for fiscal years 2008, 2007, 2006, and 2005 have been adjusted to conform to the current presentation with regard to the Company's change in method of accounting for patent-related costs, see Note 1, "Business, Basis of

Presentation and Summary of Significant Accounting Policies" in the notes to the consolidated financial statements.

	Fiscal Year Ended
Statements of Operations Data	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006	July 3, 2005
(In thousands, except per share data)
Revenues	$740,419	$984,830	$1,202,469	$1,014,800	$1,050,514
Cost of sales	515,563	662,007	741,111	588,934	568,538

Gross profit	224,856	322,823	461,358	425,866	481,976
Selling, general and administrative expense	262,068	287,830	212,541	197,384	175,179
Research and development expense	98,211	105,812	122,794	104,102	99,399
Impairment of goodwill	23,867	32,624	—	—	—
Amortization of acquisition-related intangible assets	4,408	4,656	1,889	3,330	3,976
Asset impairment, restructuring and other charges (credits)	56,493	3,080	10,398	87	(1,964)
Gain on divestiture	(96,136)	—	—	—	—
Gain on royalty settlement	—	—	—	—	(2,650)

Operating (loss) income	(124,055)	(111,179)	113,736	120,963	208,036
Other expense (income), net	39,717	19,423	(6,257)	(15,786)	(1,581)
Interest (income) expense, net	(11,694)	(29,093)	(16,036)	(6,784)	1,194

(Loss) income from continuing operations before income taxes	(152,078)	(101,509)	136,029	143,533	208,423
(Benefit from) provision for income taxes	95,339	(42,268)	62,889	93,784	103,909

(Loss) income from continuing operations	$(247,417)	$(59,241)	$73,140	$49,749	$104,514

Net (loss) income per common share:
Basic:
(Loss) income from continuing operations	$(3.42)	$(0.81)	$1.01	$0.70	$1.55
Diluted:
(Loss) income from continuing operations	$(3.42)	$(0.81)	$1.00	$0.69	$1.47
Balance Sheet Data
Total cash, cash equivalents, restricted cash and investments	$604,441	$745,236	$1,317,528	$1,092,628	$940,720
Total assets	1,401,307	1,868,398	2,637,490	2,500,893	2,212,848
Long-term debt, less current maturities	—	—	—	617,540	547,259

Notes:

  •
  No dividends were paid by the Company during the five years presented.

  •
  The consolidated statements included in Item 8 of this Annual Report present income from continuing operations and income from discontinued operations.

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

Introduction

        The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended June 28, 2009. The discussion includes:

  •
  Overview

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Critical Accounting Polices and Estimates

        We revised our reporting segments during the first quarter of fiscal 2009 to reflect how our chief decision maker, our CEO, manages our business. Prior period results have been adjusted to reflect the changes in our reportable segments. Prior periods have also been adjusted to reflect a change in the method of accounting for patent-related costs. See Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," in the notes to the consolidated financial statements.

Overview

Fiscal 2009 Developments

Significant events during fiscal 2009 include:

  •
  Our revenues were $740.4 million, a 24.8 percent decrease from the prior fiscal year.

  •
  Our margins were 30.4 percent, a decline of 2.4 percentage points from 32.8 percent in the prior fiscal year.

  •
  We reported a net loss from continuing operations of $(247.4) million.

  •
  Our loss per share from continuing operations was $(3.42) per share, an increase of $(2.61) per share from the prior fiscal year.

  •
  We recorded a charge of $45.0 million in selling, general and administrative expense as a result of reaching an agreement in principle to settle a pending securities class action lawsuit on July 29, 2009.

  •
  We initiated plans to consolidate our manufacturing operations in Newport, Wales and to close our El Segundo, California wafer fabrication facility. We estimate these actions will result in savings of $3.6 million beginning in the June 2009 quarter and $12.7 million beginning in calendar year 2011, respectively.

  •
  We recorded a previously deferred pre-tax gain on the sale of the PCS Business of $96.1 million as a result of resolving claims from Vishay related to the divestiture.

  •
  We used cash from operations of $41.2 million during fiscal year 2009 compared to generating cash from operations of $36.4 million in the prior fiscal year.

  •
  The Board of Directors authorized a stock repurchase program of up to $100.0 million. During fiscal year 2009 we repurchased approximately 1.9 million shares for $23.6 million.

        This has been a challenging year for the industry and our Company, with relatively sharp swings in demand as customers react to market conditions and channel inventories fluctuate. We experienced sequential quarterly revenue declines during the first three quarters of our fiscal year along with the overall market's decline. However, after experiencing these declines, our ongoing segment customer revenue grew 16.2% during the fourth quarter of fiscal 2009 compared to the third quarter. In addition, we are experiencing strong orders for the first fiscal quarter of 2010 and expect total quarterly revenue to grow to between $165.0 million and $175.0 million for the first quarter of fiscal year 2010.

        Although we saw strong sequential revenue growth during the fourth fiscal quarter, our ongoing customer segment gross margins were negatively impacted as we shipped higher unit cost inventory that was produced in prior periods when our manufacturing costs were higher due to low utilization rates.

        Throughout the year, we continued our efforts to reduce inventory. Reduced manufacturing production combined with our revenue growth during the fourth quarter allowed us to reduce our inventory levels to $151.1 million, our lowest level since the Divestiture two years ago. During the quarter ended June 28, 2009, we saw our demand visibility improve throughout the quarter.

        If revenue grows over the next few quarters as our current visibility indicates, we anticipate that our gross margins would improve significantly as we consume our excess capacity and reduce the high costs associated with low factory utilization. In order to support our revenue growth, we will need to increase our inventory levels, although we plan to closely manage this investment through controlling the number of weeks of inventory on hand.

        During fiscal year 2009, we have made what we believe to be good progress on our overall strategic roadmap, particularly in light of the current economic environment, and we are continuing to drive toward our three year overall plan. In particular, we have continued to (i) rebuild our executive management team, (ii) implement targeted cost reductions, (iii) optimize our distribution channels, (iv) focus on accelerating near-term revenue opportunities and (v) look to find and implement additional operational efficiencies. We have also made initial efforts to streamline our operational and manufacturing efforts, including (i) changing the way we plan and schedule production at our factories and with subcontractors, (ii) implementing a new demand forecasting model, (iii) launching broad initiatives to improve our asset productivity and (iv) commencing rationalization and consolidation of subcontract manufacturing firms. We have also seen initial success in revenue acceleration measures through the capture of high volume MOSFET and IGBT business, which we believe is important to our ability to regain operational efficiencies and economies of scale.

        During the fiscal year we put our new executive management team in place, and prevailed in a third party proxy contest and unsolicited purchase offer brought by Vishay.

        Our operating cash flow was a use of cash of approximately $41.2 million for fiscal year 2009. Our current view is that our operations will continue to use cash during at least the first half of fiscal year 2010. We have approximately $600.5 million of cash, cash equivalents and available for sale investments which are available to fund operations as well as other uses of cash. These uses of cash include our ongoing $100.0 million share repurchase program of which approximately $23.6 million was utilized in fiscal year 2009, the payment to settle a pending securities class action lawsuit of $45.0 million, and capital expenditures which we project will be approximately $11.0 million per quarter for fiscal year 2010. The estimated capital expenditures do not include projected expenditures of approximately $16.0 million for the potential implementation of a new ERP system. We currently have no outstanding long-term debt or credit facilities. Given our current cash requirements, we believe that we have sufficient cash reserves to finance our operations and fund our growth for at least the next twelve months without the incurrence of debt.

        We are proceeding with our plans to consolidate our manufacturing sites in order to reduce our costs. During the quarter ended December 28, 2008, we decided to reduce the size of our Newport, Wales wafer fabrication facility, and we estimated that we would achieve savings from this initiative of about $7.9 million per year beginning in third fiscal quarter of fiscal year 2010. During the quarter ended June 28, 2009, due to a significant increase in demand, we decided to postpone this consolidation initiative by at least six months to at least July 2010 or when sufficient alternative external capacity comes on-line. Since we already implemented fixed cost reductions associated with this initiative, we anticipate saving $3.6 million on an annualized basis associated with this initiative beginning in the June 2009 quarter. During the quarter ended December 28, 2008, we also decided to close our El Segundo, California wafer fabrication facility which we estimate will be completed by the end of calendar year 2010. We estimate that this factory closure will save us about $12.7 million per year beginning in calendar year 2011.

        In addition to reducing our manufacturing costs, we are continuing our efforts to align our operating expense structure with our reduced revenue levels. Although we plan to reduce selling, general and administrative costs in the near term, we expect to maintain our investment levels in new product development in order to meet our longer term revenue goals. During the second quarter, we announced that we planned to reduce our worldwide workforce by about 850 employees for the fiscal year ended June 28, 2009 compared to the fiscal year ended June 29, 2008. Through the fiscal year ended June 28, 2009, we have decreased our workforce by almost 80% of our planned 850 reduction. We did not reduce our headcount by the full planned amount since we saw an increase in demand during the fiscal quarter ended June 28, 2009 which required us to retain more direct manufacturing employees. With the headcount reductions we completed during the fiscal year, we expect to save about $24.0 million on an annualized basis. We incurred severance related costs for the 2009 fiscal year of about $14.0 million associated with these reductions.

        Vishay Settlement/Securities Class Action Settlement.    Additionally, on June 25, 2009 we entered into various agreements with Vishay (collectively the "Settlement Agreement") which resolved disputes between the parties related to the sale of our PCS Business to Vishay in fiscal year 2007. The Settlement Agreement resolved all outstanding claims between the parties related to the sale of our PCS Business and clarified certain terms of the non-compete agreement between the parties related to the sale of the PCS Business. These clarifications will allow us flexibility in designing solutions for our customers as well as additional options for developing new products. As a result of resolving the outstanding claims between the parties we recognized a previously deferred gain of $96.1 million related to the sale of Commodity Products portion of the PCS Business. Additionally, effective April 30, 2009, Vishay terminated most elements of the TPSA under which we provided certain manufacturing services to Vishay during the period the PCS Business was transitioned to Vishay's facilities, causing the loss of most remaining Transition Services revenue during the quarter. We estimate that revenue from sales to Vishay for fiscal year 2010 will be less than $1.0 million per quarter.

        Following the close of the quarter, we and the other participants in the pending securities class action lawsuit agreed in principle to settle the pending securities class action lawsuit in which we are a defendant. This settlement will require us to make a $45.0 million cash payment in the near future. The proposed settlement is subject to negotiation and execution of a formal settlement agreement and is dependent upon final approval by the United States District Court for the Central District of California. (See Note 14, Litigation, to our Consolidated Financial Statements set forth in Part II, Item 8.). Pursuant to Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies, because we consider it probable we will make this payment, the amount is estimable, and the events giving rise to the settlement occurred prior to June 28, 2009, we have recorded a charge for this pending settlement of $45.0 million on our statement of operations for the fiscal year ended June 28, 2009.

Segment Reporting

        At the beginning of the first quarter of fiscal year 2009, the Company's CEO, who is the chief operating decision maker, refined the definition of the Company's business segments by renaming its A&D segment its HiRel segment, combining its previously identified PS segment with its EP segment and creating a new AP segment which was previously reported within the ESP and PMD segments. Furthermore, some products that were previously reported under the EP segment are now reported under the PMD segment. Consequently, the Company now reports in six segments: EP, PMD, ESP, HiRel, AP, and IP. Additionally, we have reported the ongoing work for Vishay under the TPSA (which had previously been reported as part of the PCS Business) as Transition Services, separate from our ongoing segments. This work declined substantially during the quarter, and the small amount of remaining sales to Vishay will be incorporated into our ongoing segments beginning in the first quarter of fiscal year 2010. For the description of the Company's reportable segments, see Note 9, "Segment Information".

Results of Operations

        The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Fiscal Year Ended
	June 28, 2009		June 29, 2008		July 1, 2007
Revenues	$740.4	100.0%	$984.8	100.0%	$1,202.5	100.0%
Cost of sales	515.5	69.6	662.0	67.2	741.1	61.6

Gross profit	224.9	30.4	322.8	32.8	461.4	38.4
Selling, general and administrative expense	262.1	35.4	287.8	29.2	212.5	17.7
Research and development expense	98.2	13.3	105.8	10.7	122.8	10.2
Impairment of goodwill	23.9	3.2	32.6	3.3	—	—
Amortization of acquisition-related intangible assets	4.4	0.6	4.7	0.5	1.9	0.2
Asset impairment, restructuring and other charges	56.5	7.6	3.1	0.4	10.4	0.9
Gain on divestiture	(96.1)	(13.0)	—	—	—	—

Operating (loss) income	(124.1)	(16.8)	(111.2)	(11.3)	113.8	9.5
Other expense (income), net	39.7	5.4	19.4	2.0	(6.3)	(0.5)
Interest income, net	(11.7)	(1.6)	(29.1)	(3.0)	(16.0)	(1.3)

(Loss) income from continuing operations before income taxes	(152.1)	(20.5)	(101.5)	(10.3)	136.1	11.3
(Benefit from) provision for income taxes	95.3	12.9	(42.3)	(4.3)	63.0	5.2

(Loss) income from continuing operations	(247.4)	(33.4)	(59.2)	(6.0)	73.1	6.1
Income (loss) from discontinued operations, net of taxes	—	—	—	—	4.3	0.4

Net (loss) income	$(247.4)	(33.4)%	$(59.2)	(6.0)%	$77.4	6.5%

Revenue and Gross Margin

	Fiscal Year Ended
	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
(Dollars in thousands)
Ongoing Segments
Revenues	$702,300		$925,212		$1,014,498		(24.1)%	(8.8)%

Gross Margin	$229,181		$322,605		$430,802		(29.0)%	(25.1)%

Gross Margin %	32.6%		34.9%		42.5%		(2.3) ppt	(7.6) ppt
Abnormal Utilization Costs(1)	$16,898	2.4%	$5,051	0.5%	$—	—%	1.9 ppt	0.5 ppt
Inventory Write-down Costs(2)	$9,349	1.3%	$26,588	2.9%	$30,055	3.0%	(1.6) ppt	(0.1) ppt
Factory Consolidation Costs(3)	$3,977	0.6%	$—	—%	$—	—%	0.6 ppt	—ppt

(1)
Abnormal Utilization Costs: Manufacturing costs associated with operating our factories at utilization levels we consider abnormally low compared to our historical capacity utilization rate.

(2)
Inventory Write-down Costs: Inventory costs associated with the products we deem to be in excess of demand or to be obsolete and no longer plan to support.

(3)
Factory Consolidation Costs: Costs reported in Cost of Sales related to consolidating our manufacturing facilities in Newport, Wales and El Segundo, California.

        Revenue for our ongoing segments, which includes all of our operating segments except the TS segment, declined 24.1 percent for the fiscal year ended June 28, 2009 due primarily to (1) a slowdown in the economy; (2) customer draw down of inventories, and (3) lower sales of our game station related products compared to the prior period.

        During fiscal 2009, the Company experienced unfavorable production cost variances of $16.6 million which were incurred as a result of abnormally low factory utilization. The abnormally low factory utilization resulted in excess capacity costs which were recognized in costs of goods sold as period costs. The abnormally low utilization and excess capacity were a direct result of our efforts to reduce current inventory to an appropriate level in light of the decreased demand and downturn in the macro-economic environment that the Company experienced during fiscal 2009. The low factory utilization and unfavorable production cost variances were the primary drivers of our ongoing segments margin decline from 34.9% in 2008 to 32.6% in 2009. The decline in our gross margin for our ongoing segments of 2.3 percentage points for fiscal year 2009 was due to the unfavorable impact on gross margin from (1) an increase of approximately $11.5 million due to abnormally low capacity utilization during fiscal year 2009 (see table above); (2) facility consolidation costs of $3.9 million reported in cost of sales related to the initiatives at our Newport, Wales and El Segundo, California fabrication facilities and (3) the 24.1 percent decline in our ongoing segment revenue which increased our fixed manufacturing costs as a percentage of revenue. In addition, during fiscal quarter ended June 28, 2009 the Company refined the methodology used for accounting for production cost variances to better reflect the current economic environment which resulted in demand volatility, abnormally low factory utilization, excess capacity costs and slower inventory turns during the year. Also, during the fiscal quarter ended June 28, 2009, the Company adjusted its product return accrual to respond to recent changes in actual returns during the quarter. The net impact of these two items further contributed to our margin decline. These increases were partially offset by $17.3 million increase in gross margin, compared to the prior year, due to a lower level of inventory write-downs in the fiscal year ended June 28, 2009 (see table above).

        The 8.8 percent decline in ongoing segments revenue from fiscal year 2007 to fiscal year 2008 was mostly due to the expiration of our broadest royalty-producing patents in the fourth quarter of fiscal year 2008 and reduction of our distributors' inventories particularly during the last quarter of the fiscal year. Since we recognize revenue upon sales to our distributors, their decisions to reduce their inventories levels impact our revenues.

        The 7.6 percentage point decline in gross margin from fiscal year 2007 and 2008 was due to lower factory utilization as production volumes declined as a result of planned inventory reductions and lower revenues from sales into the distribution channel. Furthermore the PCS Business Divestiture resulted in a lower revenue base over which to absorb indirect manufacturing costs, and we did not complete a commensurate reduction in these costs.

        During the fiscal year ended June 28, 2009, we incurred manufacturing employee severance expenses of $4.3 million associated with the lower production levels. During the fiscal years ended June 29, 2008 and July 1, 2007, we did not incur a material amount of manufacturing employee severance expense.

        Revenue and gross margin by business segments are as follows (in thousands, except percentages):

	Fiscal Year Ended
(Dollars in thousands)	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
Power Management Devices (PMD)
Revenues	$234,937		$330,016		$373,042		(28.8)%	(11.5)%

Gross Margin	$25,939		$72,318		$128,082		(64.1)%	(43.5)%

Gross Margin %	11.0%		21.9%		34.3%		(10.9) ppt	(12.4) ppt
Abnormal Utilization Costs	$9,876	4.2%	$2,434	0.7%	$—	—%	3.5 ppt	0.7 ppt
Inventory Write-down Costs	$3,577	1.5%	$7,084	2.1%	$4,675	1.3%	(0.6) ppt	0.8 ppt
Factory Consolidation Costs	$1,008	0.4%	$—	—%	$—	—%	0.4 ppt	—ppt

        The 28.8 percent revenue decrease for the fiscal year ended June 28, 2009 for PMD was due to a slowdown in the market, a decline in demand for notebooks and other consumer related products as well as a decline in demand for our previous generation products. The year-over-year decrease of 10.9 percentage points in gross margin was primarily driven by the 28.8 percent drop in revenue as we were not able to reduce our fixed manufacturing costs at the same rate as the revenue decline. Gross margin, as noted in the table above, was also unfavorably impacted by lower average selling price for fiscal year 2009 compared to the prior period. These unfavorable impacts on gross margin were partially offset by lower inventory write-down costs compared to the prior period.

        The 11.5 percent revenue decrease in PMD segment revenue for the fiscal year ended June 29, 2008 was due to reductions in distributors' inventories and softening in the general market. The gross margin for the PMD segment declined for the fiscal year ended June 29, 2008 was primarily due to lower average selling price, lower factory utilization from lower revenue and lower manufacturing overhead absorption due to the PCS Business Divestiture.

	Fiscal Year Ended
	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
(Dollars in thousands)
Energy Saving Products (ESP)
Revenues	$151,086		$166,316		$188,664		(9.2)%	(11.8)%

Gross Margin	$55,428		$57,645		$88,296		(3.8)%	(34.7)%

Gross Margin %	36.7%		34.7%		46.8%		2.0 ppt	(12.1) ppt
Abnormal Utilization Costs	$2,556	1.7%	$947	0.6%	$—	—%	1.1 ppt	0.6 ppt
Inventory Write-down Costs	$1,902	1.3%	$5,583	3.4%	$4,887	2.6%	(2.1) ppt	0.8 ppt
Factory Consolidation Costs	$2,304	1.5%	$—	—%	$—	—%	1.5 ppt	—ppt

        The 9.2 percent revenue decrease for the fiscal year ended June 28, 2009 for ESP was due to a continued slowdown in the market and a decline in our industrial and consumer appliance related products. The 2.0 percentage point improvement in gross margin for the year ended June 28, 2009 was primarily driven by improved mix on higher margin products shipped to support consumer appliances in Asia, and lower inventory write-downs which offset an increase in abnormally low utilization costs as a result of lower than normal capacity utilization (see the table above).

        The 11.8 percent revenue decrease for the fiscal year ended June 29, 2008 was caused by a decline in sales of general purpose of High Voltage Integrated Circuits, due to a reduction of inventory levels at distributors and general softening of market demand. The large volume decline in general purpose ICs reduced factory utilization and negatively impacted gross margin in fiscal year 2008. In addition, production costs in fiscal year 2008 were higher due to lower manufacturing overhead absorption due to the PCS Business Divestiture.

	Fiscal Year Ended
	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
(Dollars in thousands)
HiRel
Revenues	$148,266		$152,855		$157,008		(3.0)%	(2.6)%

Gross Margin	$76,601		$77,053		$80,451		(0.6)%	(4.2)%

Gross Margin %	51.7%		50.4%		51.2%		1.3 ppt	(0.8) ppt
Abnormal Utilization Costs	$52	—%	$—	—%	$—	—%	—ppt	—ppt
Inventory Write-down Costs	$1,070	0.7%	$4,113	2.7%	$4,290	2.7%	(2.0) ppt	—ppt
Factory Consolidation Costs	$—	—%	$—	—%	$—	—%	—ppt	—ppt

        The 3.0 percent revenue decrease for the fiscal year ended June 28, 2009 for HiRel was primarily due to lower sales of satellite related products and our fiber-optic communications products, partially offset by stronger sales through our distributor network. The 1.3 percentage point improvement in gross margin for the year ended June 28, 2009 was primarily driven by a reduction in inventory write-down costs.

        The 2.6 percent revenue decrease for the fiscal year ended June 29, 2008 was driven by a reduction in purchases from distributors as they drew down their inventories and also due to softening demand in our military replenishment programs. Strength in new markets for medical devices, fiber-optic communications and oil drilling systems partially mitigated the overall revenue decline. The 0.8 percentage point gross margin decrease for the fiscal year ended June 29, 2008 was due to the draw down in our distributors' inventories impacting overall gross margins as these products were higher than average margin products.

	Fiscal Year Ended
	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
(Dollars in thousands)
Automotive Products (AP)
Revenues	$52,861		$85,170		$82,001		(37.9)%	3.9%

Gross Margin	$11,075		$27,002		$33,981		(59.0)%	(20.5)%

Gross Margin %	21.0%		31.7%		41.4%		(10.7) ppt	(9.7) ppt
Abnormal Utilization Costs	$1,596	3.0%	$494	0.6%	$—	—%	2.4 ppt	0.6 ppt
Inventory Write-down Costs	$1,134	2.2%	$1,891	2.2%	$1,881	2.3%	—ppt	(0.1) ppt
Factory Consolidation Costs	$566	1.1%	$—	—%	$—	—%	1.1 ppt	—ppt

        The 37.9 percent revenue decrease for the fiscal year ended June 28, 2009 for AP was due to a slowdown in the automotive industry and production cuts in the U.S. market. The 10.7 percentage point decrease in gross margin was driven by (1) the 37.9 percent decline in revenue as we were not able to reduce our fixed manufacturing costs at the same rate as our revenue declined, (2) factory consolidation costs, and (3) the impact of lower average selling price for the fiscal year ended June 28, 2009 compared with the fiscal year ended June 29, 2008. These unfavorable gross margin impacts were partially offset by the favorable impact from the reduction in inventory write-down costs compared to the prior period (see the table above).

        The 3.9 percent increase in AP segment revenue for the fiscal year ended June 29, 2008 was due to an increase in sales of automotive High Voltage Integrated Circuits. The gross margin for the AP segment declined for the fiscal year ended June 29, 2008 primarily due to lower average selling price, lower factory utilization and lower manufacturing overhead absorption due to the PCS Business Divestiture.

	Fiscal Year Ended
	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
(Dollars in thousands)
Enterprise Power (EP)
Revenues	$87,477		$160,365		$169,612		(45.5)%	(5.5)%

Gross Margin	$32,464		$58,099		$56,125		(44.1)%	3.5%

Gross Margin %	37.1%		36.2%		33.1%		0.9 ppt	3.1 ppt
Abnormal Utilization Costs	$2,818	3.2%	$1,176	0.7%	$—	—%	2.5 ppt	0.7 ppt
Inventory Write-down Costs	$1,666	1.9%	$7,918	4.9%	$14,321	8.4%	(3.0) ppt	(3.5) ppt
Factory Consolidation Costs	$99	0.1%	$—	—%	$—	—%	0.1 ppt	—ppt

        The 45.5 percent revenue decrease for the year ended June 28, 2009 for EP was driven by lower sales of our game station related products, reduced content in our newer game station parts and lower sales to enterprise server customers. The improvement in the gross margin was due to the favorable impact of lower inventory related costs and a change in the product mix as higher margin server business increased as a percentage of sales and lower margin game station related products decreased as a percentage of sales. These favorable impacts to the gross margin were partially offset by an increase in abnormal utilization costs and factory consolidation costs (see table above).

        The 5.5 percent revenue decrease for the year ended June 29, 2008 for EP was primarily due to lower sales of our game station related products, partially offset by an increase in demand for data center-related products, including enterprise servers and workstations. The gross margin improvement of 3.1 percentage points was driven by the $6.3 million favorable impact of lower inventory write-down costs partially offset by an increase in abnormally low utilization costs.

	Fiscal Year Ended
	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
(Dollars in thousands)
Intellectual Property (IP)
Revenues	$27,673		$30,490		$44,171		(9.2)%	(31.0)%

Gross Margin	$27,673		$30,490		$44,171		(9.2)%	(31.0)%

Gross Margin %	100.0%		100.0%		100.0%		—%	—%

        The 9.2 percent decline in IP revenue for the fiscal year ended June 28, 2009 was due to the expiration of our broadest MOSFET patents at the end of the prior year, offset by a single $18.7 million one-time amendment of a patent license agreement with one of our principal licensees that was recorded in fiscal year 2009. As a result of the expiration of these patents we expect our quarterly royalty revenue will be approximately $1.0 million to $3.0 million in each of the next several quarters absent the consummation of additional license agreements.

        The 31.0 percent decline in IP revenue for the fiscal year ended June 29, 2008 was due to a decline in royalty revenues arising from the expiration of our broadest MOSFET patents in the fourth quarter of fiscal year 2008.

	Fiscal Year Ended
	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
(Dollars in thousands)
Transition Services (TS)
Revenues	$38,119		$59,618		$18,730		(36.1)%	218.3%

Gross Margin	$(4,325)		$215		$1,396		(2,111.6)%	(84.6)%

Gross Margin %	(11.3)%		0.4%		7.5%		(11.7) ppt	(7.1) ppt
Abnormal Utilization Costs	$990	2.6%	$—	—%	$—	—%	2.6 ppt	—ppt

        The 36.1 percent revenue decline in TS for the fiscal year ended June 28, 2009 was due to ongoing transfer of production capacity to Vishay under the TPSA, entered into with Vishay as part of the PCS Business Divestiture, and ultimately, termination of wafer processing services for Vishay effective April 30, 2009. The revenue received by us from such terminated services represents a majority of the revenue reported under our TS segment. Effective with the quarter ending September 2009, TS revenue will be an immaterial amount and will be reported within the PMD segment. The 11.7 percentage point gross margin decrease was primarily driven by a $2.3 million adjustment related to the deferred gain of the PCS Business Divestiture and a significant drop in revenue in the fourth quarter as we were not able to reduce our fixed manufacturing costs at the same rate as our revenue decline.

        The 218.3 percent revenue increase for the fiscal year ended June 29, 2008 was due to having four quarters of TS revenue in fiscal year 2008 compared to one quarter of revenue in the prior year. TS revenue consisted of manufacturing and related services provided to Vishay. As part of the transaction agreements related to the PCS Business Divestiture, we supplied manufacturing services to Vishay at approximately our cost.

Selling, General and Administrative Expense

	Fiscal Year Ended
(Dollars in thousands)	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
Selling, General and Administrative
Revenues	$740,419		$984,830		$1,202,469		(24.8)%	(18.1)%

Selling, general and administrative expenses	$262,068	35.4%	$287,830	29.2%	$212,541	17.7%	6.2 ppt	11.5 ppt

Proxy contest and filing costs	$15,470	2.1%	$—	—%	$—	—	2.1 ppt	—ppt
Investigation and Filing Support	$22,027	3.0%	$96,190	9.8%	$8,647	0.7%	(6.8) ppt	9.1 ppt
Securities Litigation Reserve	$45,000	6.1%	$—	—%	$—	—%	6.1 ppt	—ppt

        Selling, general and administrative expense was $262.1 million (35.4 percent of revenue) and $287.8 million (29.2 percent of revenue) for the years ended June 28, 2009 and June 29, 2008, respectively. The year-over-year decrease in selling, general and administrative expense was due primarily to the $74.2 million reduction of investigation and filing support costs, partially offset by $15.5 million of proxy filing costs and a $45.0 million charge related to the pending settlement of the securities class action litigation. See Note 14, Litigation, "International Rectifier Securities Litigation", in the notes to the consolidated financial statements. The investigation and filing support costs related to the prior Audit Committee-led investigation ("Investigation") including legal, audit and consulting fees and costs associated with the Investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements. The $15.5 million proxy filing cost relates to costs incurred in the year ended June 28, 2009, in connection with our delayed 2007 annual meeting and the unsolicited proposal, tender offer, the Delaware legal action and the annual meeting actions initiated by Vishay (See Note 14, Litigation, "Litigation Arising from Vishay Proposal" and "Vishay Offer").

        Excluding the above mentioned costs, selling, general and administrative expense decreased by $12.1 million to $179.6 million in the current fiscal year as compared to the prior fiscal ended June 29, 2008. These cost decreases were primarily due to lower salary related expenses as a result of reduced headcount.

        For the fiscal year ended June 29, 2008, selling, general and administrative expense was $287.8 million (29.2 percent of revenue), compared to $212.5 million (17.7 percent of revenue) in the prior fiscal year ended July 1, 2007. Fiscal year 2008 selling, general and administrative expense included an increase of $87.6 million of legal, audit and consulting costs associated with the Audit

Committee-led Investigation, reconstruction of the financial results at our Japan subsidiary, and restatements of multiple periods of consolidated financial statements. The Audit Committee-led Investigation and the financial restatements continued through fiscal year 2008 and as of June 29, 2008, these costs totaled $104.8 million with $96.2 million recorded in fiscal year 2008 and $8.6 million recorded in fiscal year 2007.

        Excluding costs associated with the Audit Committee-led Investigation, there was a $12.2 million decrease in selling, general and administrative expense from fiscal years 2007 to 2008. This decrease in selling, general and administrative expenses is mainly due to cost reductions following the Divestiture.

Research and Development Expense

	Fiscal Year Ended
	June 28, 2009	% of Revenue	June 29, 2008	% of Revenue	July 1, 2007	% of Revenue	Change FY09 to FY08	Change FY08 to FY07
(Dollars in thousands)
Research and Development
Revenues	$740,419		$984,830		$1,202,469		(24.8)%	(18.1)%

Research and Development costs	98,211	13.3%	105,812	10.7%	122,794	10.2%	2.6 ppt	0.5 ppt

        Research and development ("R&D") expense was $98.2 million (13.3 percent of revenue) and $105.8 million (10.7 percent of revenue) for the years ended June 28, 2009 and June 29, 2008, respectively. The year-over-year decrease of $7.6 million in R&D expenses was mainly due to our initiatives to size the organization to be in accord with our lower revenue level as well as savings related to the closure of two R&D facilities in El Segundo, California and Oxted, England. Costs related to these facility closures were $3.1 million of which $2.4 million was recorded as R&D expense and $0.7 million as restructuring expense in year ended June 28, 2009, and $5.0 million of which $2.0 million was recorded as R&D expense and $3.0 million as restructuring expense in year ended June 29, 2008. Despite these actions, we continue to devote significant resources to our R&D activities. We concentrate our R&D activities on developing new platform technologies, such as our recently announced Gallium Nitride ("GaN") technology, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor ("IGBT") product lines.

        For the fiscal years ended June 29, 2008 and July 1, 2007, R&D expense was $105.8 million and $122.8 million (10.7 percent and 10.2 percent of revenue, respectively). The reason for the decline in R&D spending was primarily due to headcount reductions associated with lower revenue following the Divestiture. We realized year-over-year cost savings of $1.6 million relating to facility closures in Oxted, England and El Segundo, California. In the third quarter of fiscal year 2008, we adopted a plan for the closure of these facilities. The cost associated with closing and exiting these facilities and severance costs are expected to total approximately $13.8 million. Of this amount, approximately $12.2 million represents the cash outlay related to this initiative in future periods. We expect the closure and exiting of these two facilities to be completed by the end of the second quarter of fiscal year 2010. We continue to concentrate our R&D activities on developing new platform technologies, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET and IGBT product lines. We have been developing and introducing some of the most advanced power management products and new architectures for the next generation of applications, including new game stations, industrial electronic motors, digital televisions, high-performance servers, hybrid vehicles and energy-efficient appliances. Additionally stock option charges decreased from fiscal year 2007 to fiscal year 2008 by $2.5 million.

Impairment of Goodwill

        During the second and third quarter of fiscal year 2009, we performed interim impairment tests of the goodwill associated with our reporting units which we have determined to be our reporting segments. In reaching a decision to perform an interim impairment test of the goodwill associated with our reporting units we considered a number of factors. These factors included the decline in our market capitalization, our worsening financial performance against plan and the outlook for our businesses and industry in general. Based on the results of the test during the second quarter, no impairment losses were identified.

        Based on the results of the interim goodwill impairment test at the end of the third quarter of fiscal year 2009, we concluded that for the Automotive Products and Intellectual Property reporting units the carrying amount of goodwill exceeded their fair value determined using a discounted cash flow analysis. As a result, we recorded a goodwill impairment charge of $23.9 million during the third quarter of fiscal year 2009. As a result of this impairment, the Automotive Products and Intellectual Property segments carry no goodwill as of June 28, 2009.

        During the fourth quarter of fiscal year 2009, we completed our annual goodwill impairment tests. Based on the results of these tests, no further impairment losses were identified.

        In the fourth quarter of fiscal year 2008, we assessed our goodwill for impairment. Our assessment considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions and technology. After completing the first step in the Goodwill impairment analysis, we concluded that the Goodwill in the PMD and former PS segments was impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in our PS segment, and softening demand and pricing for our products in the PMD segment. Based on the results of the annual assessment of goodwill for impairment, the net book value of two of our reporting units, PMD and PS, exceed their estimated fair value determined using a discounted cash flow analysis. Our initial assessment of our IP segment in the fourth quarter of fiscal year 2008 also indicated a potential impairment for this segment. However, subsequent to this analysis, we signed an extension to an existing license agreement which improved our forecasted cash flows for the IP segment, and we determined there was no goodwill impairment. We recorded goodwill impairment charges of $28.7 million relating to PMD and $3.9 million relating to PS.

Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of cost reduction programs initiated during fiscal year 2009 and 2008 as well as work force reduction actions undertaken as a result of the termination of the wafer services portion of the TPSA. These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

        The following table summarizes restructuring charges incurred related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Fiscal Years Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Reported in asset impairment, restructuring and other charges
Asset Impairment	$48,885	$—	$5,878
Severance and workforce reduction costs	6,648	2,670	5,073
Other Charges	960	410	620

Subtotal	$56,493	3,080	11,571
Discontinued operations	—	—	(1,173)

Total asset impairment, restructuring and other charges	$56,493	$3,080	$10,398

        In addition to the amounts in the table above, $0.7 million of workforce reduction expense related to retention bonuses was recorded in cost of sales during the fiscal year 2009 related to the restructuring initiatives.

        The following table summarizes changes in our restructuring related accruals for fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	All Other (1)
Accrued severance and workforce reduction costs, July 2, 2006	$—	$—	$991
Charged to asset impairment, restructuring and other charges	—	—	5,073
Charged to operating expenses	—	—	3,393
Costs paid	—	—	(8,620)
Foreign exchange gains	—	—	(11)

Accrued severance and workforce reduction costs, July 1, 2007	—	—	826
Charged to asset impairment, restructuring and other charges	—	—	2,670
Charged to operating expenses	—	—	5,674
Costs paid	—	—	(8,095)
Foreign exchange gains	—	—	16

Accrued severance and workforce reduction costs, June 29, 2008	—	—	1,091
Charged to asset impairment, restructuring and other charges	1,815	3,610	1,678
Charged to operating expenses	—	468	238
Costs paid	(1,574)	(504)	(2,216)
Foreign exchange gains	118	—	1
Change in provision	—	(39)	(416)

Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376

(1)
All other includes accruals related to Research and Development Facility, Other Activities and Charges, PCS Divestiture, and the December 2002 Initiative.

        The following table summarizes the total asset impairment, restructuring and other charges by initiative for the fiscal years 2009, 2008, and 2007:

	Newport, Wales	El Segundo	Research & Development Facility	Other Activities & Charges	PCS Divestiture	December 2002 Initiative	Total
Fiscal 2007 reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—	$5,878	$—	$5,878
Severance and workforce reduction costs	—	—	—		4,962	111	5,073
Other charges	—	—	—	(13)	158	475	620

Total fiscal 2007 asset impairment, restructuring and other charges(1)	$—	$—	$—	$(13)	$10,998	$586	$11,571

Fiscal 2008 reported in asset impairment, restructuring and other charges
Severance and workforce reduction costs	$—	$—	$2,670	$—	$—	$—	$2,670
Other charges	—	—	410	—	—	—	410

Fiscal 2008 total asset impairment, restructuring and other charges	$—	$—	$3,080	$—	$—	$—	$3,080

Fiscal 2009 reported in asset impairment, restructuring and other charges
Asset impairment	$48,885	$—	$—	$—	$—	$—	$48,885
Severance and workforce reduction costs	1,815	3,571	381	881	—	—	6,648
Other charges	33	654	273	—	—	—	960

Fiscal 2009 total asset impairment, restructuring and other charges	$50,733	$4,225	$654	$881	$—	$—	$56,493

(1)
Amounts disclosed for fiscal year 2007 include $1.2 million of discontinued operations asset impairment, restructuring and other charges.

Newport, Wales Fabrication Facility Consolidation Initiative

        We adopted a plan during the second quarter of fiscal year 2009 to consolidate our wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand. A portion of a lower efficiency wafer fabrication facility at the Newport, Wales location was selected for closure under this plan. When we adopted this plan market demand had fallen precipitously during the second quarter of fiscal year 2009 and we did not foresee a significant recovery in demand in the foreseeable future. However, subsequent to initiating the plan and exiting certain portions of the facility, there has been a significant recovery in demand during the second half of fiscal year 2009. To service this unforeseen demand, we plan to utilize for wafer fabrication approximately 40% of the space previously designated for closure as part of this initiative through the second half of fiscal year 2010 and possibly beyond, to provide necessary wafer production capacity. The total pre-tax cost of the consolidation plan is approximately $52.4 million of which $48.9 is non-cash charges. These charges consist of severance and other workforce reduction costs of $1.8 million, asset impairment charges of $48.9 and other costs incurred to close or consolidate the facilities of $1.7 million.

        As a result of the adoption of this plan, we recorded a $48.9 million asset impairment charge during fiscal year 2009 and $1.8 million of severance and other workforce reduction costs.

        As a result of the changes to the plan, estimated cost savings have been revised and are now projected to be approximately $3.6 million annually beginning in the fourth quarter of fiscal year 2009. Previously, we had estimated cost savings of $2.0 million, $7.0 million and $7.9 million for fiscal years 2009, 2010, and thereafter. We do not anticipate these cost savings will be offset by additional costs incurred in other locations. Cash payments for this initiative were approximately $3.2 million during fiscal year 2009 and are estimated to be $0.3 million during fiscal year 2010.

El Segundo, California Facility Closure Initiative

        We adopted a plan for the closure of our El Segundo, California fabrication facility during the fiscal year 2009. The plan will be carried out during fiscal years 2009 and 2010 with an estimated total pre-tax cost of $11.4 million of which approximately $0.8 million will be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.4 million and other costs incurred to close or consolidate the facilities of $6.0 million. The restructuring charge recorded during fiscal year 2009 includes $3.6 million of severance costs and other workforce reduction costs and $3.0 million of other charges of which $2.5 million were recorded in cost of sales.

        Cash payments for this initiative were approximately $3.5 million during fiscal year 2009, and are estimated to be approximately $4.7 million and $3.2 million during fiscal year 2010 and thereafter, respectively. We estimate cost savings from the El Segundo, California fabrication facility closure initiative of approximately $12.7 million per year beginning in calendar year 2011. These costs savings will result in reduced manufacturing overhead costs, which will impact cost of sales. We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Research and Development Facility Closure Initiative

        In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $9.6 million. Of this amount, approximately $6.7 million represents the cash outlay related to this initiative. We estimate that the closure and exiting of these two facilities will be completed by the end of the fourth quarter of fiscal year 2011. Restructuring related cash payments were $1.7 million for fiscal year 2009, of which $1.4 million related to severance expense, and are estimated to be $2.0 million and $0.1 million during fiscal year 2010, and thereafter, respectively.

        This restructuring initiative resulted in cost savings of approximately $6.3 million in fiscal year 2009, and is expected to provide cost savings of approximately $7.1 million in fiscal year 2010 and thereafter. These savings will come from reduced salaries and facility overhead reductions and will impact research and development expense. We do not anticipate these cost savings to be offset by additional costs incurred at other locations.

Other Activities and Charges

        On January 15, 2009, we received written notification from Vishay terminating certain wafer processing services under the TPSA effective April 30, 2009. As a result, we recorded a charge for severance related to the partial termination of the contract during the third quarter of fiscal year 2009 of $0.9 million. We estimate total cost related to the partial termination of the contract to be $0.9 million, all of which will be cash charges. Actions related to the partial termination of the contract were completed by the end of fiscal year 2009. The charges recorded in fiscal year 2008 relate to other smaller scale restructuring initiatives undertaken at local sites.

PCS Business Divestiture Initiative

        During fiscal year 2007, in connection with the Divestiture, we terminated approximately 100 former PCS Business employees. We also terminated other operating and support personnel to streamline the organization in connection with the Divestiture.

Other Impairment Charges

        In addition to the Newport facility asset impairment of $48.9 million, during fiscal year 2009, we recorded asset impairment charges of $2.8 million related to assets removed from service mainly in our Tijuana, Mexico facility as well as at certain contract manufacturing facilities and other facilities. Since the decision to remove these assets from service was in response to a reduction in demand and not related to an exit activity, the associated asset impairment charges were recorded in cost of sales, not in asset impairment, restructuring and other charges.

Gain on Divestiture

        In June, 2009, we entered into the Settlement Agreement with Vishay and, as a result, resolved certain disputes related to the Divestiture of the PCS Business in fiscal year 2007. The Settlement Agreement resolved the contingencies related to the gain from the Divestiture which had been deferred since the divestiture in fiscal year 2007. As a result we reported a gain from the Divestiture of $96.1 million for fiscal year 2009. See Note 2, "Discontinued Operations and the Divestiture," in the notes to the consolidated financial statements for further discussion of the gain on Divestiture.

Other Income and Expense

        Other expense (income) primarily includes foreign currency fluctuations, dividend income from our equity investments and investment impairments. Other expense (income), net was $39.7 million and $19.4 million for the fiscal years ended June 28, 2009 and June 29, 2008, respectively. The increase in expense is due to investment impairment charges of $39.2 million during fiscal year 2009. Other expense (income) primarily includes foreign currency fluctuations, dividend income from our equity investments and investment impairments.

        In the fiscal year ended June 28, 2009, we recognized foreign currency exchange gains of $1.3 million compared to a minimal loss of $(0.03) million in the fiscal year ended June 29, 2008.

        Other expense (income) was $19.4 million and $(6.3) million for the fiscal years ended June 29, 2008 and July 1, 2007, respectively. The change is primarily due to investment impairment charges of $8.4 million in the second half of fiscal year 2008, a charge for debt retirement of $5.7 million in the first quarter of fiscal year 2008, a write off of $3.6 million related to our investment in common stock of a non-publicly traded company in the fourth quarter of fiscal year 2008 and lower gains on foreign exchange transactions. Other expense (income) primarily includes foreign currency fluctuations, dividend income from our equity investments and investment impairments.

Interest Income and Expense

        Interest income was $13.0 million and $31.8 million for the fiscal years ended June 28, 2009 and June 29, 2008, respectively, reflecting net realized losses on the sale of securities and lower prevailing interest rates on lower average cash and investment balances during fiscal year 2009.

        Interest expense was $1.3 million and $2.7 million for the fiscal years ended June 28, 2009 and June 29, 2008, respectively, primarily reflecting lower interest expense due to the termination of our credit line early in fiscal year 2009.

        Interest income was $31.8 million and $53.5 million for the fiscal years ended June 29, 2008 and July 1, 2007, respectively, reflecting higher prevailing interest rates on lower average cash and investments balances during the fiscal year 2008 due primarily to the repayment of the Notes on July 16, 2007, the $74.0 million payment of income taxes, and the payment of Investigation-related expenses throughout the fiscal year of $96.2 million, offset by cash from operations.

        Interest expense was $2.7 million and $37.5 million for the fiscal years ended June 29, 2008 and 2007, respectively, primarily reflecting a lower interest expense due to the repayment of the $550 million convertible subordinated notes ("Notes") on July 16, 2007.

Income Taxes

        The rate of tax expense (benefit) from continuing operations was 62.7 percent and (41.6) percent for the fiscal years ended June 28, 2009 and June 29, 2008, respectively. The expense rate for the fiscal year ended June 28, 2009 was higher than the expected U.S. federal statutory tax rate of 35 percent primarily due to the increase in our deferred tax asset valuation allowance, the inability to benefit from state taxes, deemed foreign distributions, and the non deductibility of a portion of the impairment of goodwill, which were partially offset by the release of contingent liabilities related to uncertain tax positions and lower statutory rates in certain foreign jurisdictions. The rate for the fiscal year ended June 29, 2008 was higher than the expected U.S. federal statutory rate of 35 percent primarily from the availability of operating loss carrying backs, the release of tax contingencies largely related to certain penalties; R&D and foreign tax credits; and lower statutory tax rates in certain jurisdictions, which were partially offset by the impairment of non deductible goodwill, deemed foreign distributions, and an increase in tax contingencies. Tax rates that are higher than the statutory rate during a year incurring of operating losses, such as fiscal year ended June 29, 2008, results in an overall beneficial tax rate.

        The rate of tax from continuing operations was (41.6) percent and 46.2 percent for the fiscal years ended June 29, 2008 and July 1, 2007, respectively. Tax rates that are higher than the statutory rate during a year incurring operating losses, such as fiscal year ended June 29, 2008, results in an overall beneficial tax rate. The rate for the fiscal year ended June 29, 2008 was higher than the expected U.S. federal statutory tax rate of 35 percent primarily from the availability of carrying back current operating losses, the release of tax contingencies largely related to certain penalties; R&D and foreign tax credits; and lower statutory rates in certain jurisdictions, which were partially offset by the impairment of non deductible goodwill, deemed foreign distributions, and an increase in tax contingencies. Tax rates that are higher than the statutory rate during a year generating income, such as fiscal year ended July 1, 2007, results in an overall detrimental tax rate. The rate for the fiscal year ended July 1, 2007, was higher than the expected U.S. federal statutory rate of 35 percent primarily from actual and deemed foreign distributions, an increase in penalties and interest, transfer pricing adjustments resulting in double taxation, and state taxes; partially offset by the tax benefit from the Divestiture.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations

        Our contractual obligations described below, as of the fiscal year ended June 28, 2009 are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	5 Years & Thereafter
Operating leases(1)	$17,611	$9,035	$5,862	$1,581	$869	$133	$131
Purchase commitments:
Capital purchase obligations	3,917	3,917	—	—	—	—	—
Foundry and inventory purchase obligations	16,380	4,680	4,680	4,680	2,340	—	—
Other purchase obligations	10,999	2,615	2,488	2,488	2,488	622	298

Total contractual obligations	$48,907	$20,247	$13,030	$8,749	$5,697	$755	$429

	Amount of Commitment by Expiration Period
Commercial commitments	Total	2010	2011	2012	2013	Thereafter
Bank guarantees and letters of credit(1)	$2,925	$2,925	$—	$—	$—	$—

	$2,925	$2,925	$—	$—	$—	$—

(1)
These represent our off-balance sheet arrangements.

        The table above does not include reserves recorded in fiscal year 2007 for indemnifications provided to Vishay related to certain tax obligations for divested entities or for liabilities related to unrecognized tax benefits as we are unable to reasonably estimate the timing of settlement for these liabilities. As of June 28, 2009, we have reserves of $7.3 million in other long-term liabilities for the indemnifications liability and $66.2 million for non-current liabilities related to unrecognized tax benefits.

        Other purchase obligations in the table above represent agreements with suppliers to supply inputs to the wafer manufacturing process including ultra pure water and certain gases as well as waste water treatment services.

        Other cash commitments include planned cash outflow related to cost reduction plans initiated at our Newport, Wales and El Segundo and Temecula, California wafer fabrication facilities during fiscal year 2009. We estimate that cash out flows for these initiatives will be approximately $5.0 million and $3.2 million during fiscal years 2010 and thereafter, respectively. For all other initiatives, estimated cash outflows are $2.0 million and $0.1 million for fiscal years 2010 and thereafter, respectively. Cash payments related to all initiatives were $9.4 million for fiscal year 2009.

        On July 29, 2009, we reached an agreement in principle to settle a securities class action lawsuit (See Note 14, Litigation, "International Rectifier Securities Litigation"). The settlement is subject to a final agreement between the parties and the approval of the US District Court. We recorded a charge of $45.0 million related to this tentative settlement and expect the approval process and subsequent payment will be completed by the end of calendar year 2009.

        In addition and as previously disclosed on October 27, 2008 our Board of Directors authorized a stock repurchase program of up to $100.0 million. Repurchases of our shares of common stock under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depends on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. During fiscal year 2009 we repurchased approximately 1.9 million shares for $23.6 million.

        In November, 2008, we terminated our lender's commitments under our five-year $150.0 million multi-currency revolving credit facility. We also canceled or let expire four accounts receivable financing facilities in Japan during fiscal year 2008. We currently have no outstanding credit facilities.

Off-Balance Sheet Arrangements

        In the normal course of business, we enter into various operating leases for buildings and equipment. In addition, we provide standby letters of credit or other guarantees as required for certain transactions. We currently provide cash collateral for outstanding letters of credit as we do not have a revolving credit agreement to provide security or support for these letters of credit.

Sources and Uses of Cash

        We require cash to fund our operating expense and working capital requirements which include capital expenditures, research and development costs and restructuring costs and funds to repurchase our common stock under our stock repurchase program. Our primary sources for funding these requirements are cash and investments on hand and, historically, cash from operations. While we currently have no outstanding long-term debt or credit facilities we may need to borrow additional funds if we are unable to generate sufficient cash from operations to meet our capital requirements. As such, we may evaluate, from time to time, opportunities to sell debt securities or obtain credit facilities to provide additional liquidity. Our general corporate credit rating by Standard & Poor's as of June 28, 2009 was BB-.

        As of June 28, 2009, we had $600.5 million of total cash (excluding 3.9 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $125.4 million from June 29, 2008. The decrease in our cash and investments was the result of funding working capital needs, other-than-temporary impairments of investment securities of $39.2 million, capital equipment expenditures of $20.8 million and purchases of our outstanding common stock under our stock repurchase program of $23.6 million. These decreases were partially offset by interest income from the short-term and long-term investments. The need to fund working capital was the result of an operating cash outflow for fiscal year 2009 of $41.2 million.

        Included in long-term investments were mortgaged-backed and asset-backed securities with a fair market value of $39.2 million (6.5 percent of cash and cash equivalents, short-term and long-term investments) and $168.2 million (23.2 percent of cash and cash equivalents, short-term and long-term investments) as of June 28, 2009 and June 29, 2008, respectively (see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" for discussions about our investment strategy.)

        The markets for mortgage-backed and asset-back securities have been severely impacted by the subprime mortgage and other ensuing credit crises. As a result we made a decision to reduce our positions in these securities during the second quarter of fiscal year 2009. As we did not have the intent to hold these securities until maturity we have recorded cumulative charges of $39.2 million during fiscal year 2009 for other-than-temporary impairments to reduce the carrying value of these securities to their fair value. During fiscal year 2008, we recorded an $8.4 million charge for other-than-temporary impairments relating to certain available-for-sale securities as a result of declines in their fair market values.

        Total cash, cash equivalents, and investments at the end of each year were as follows (in thousands):

	Fiscal Year Ended
	June 28, 2009	June 29, 2008
Cash and cash equivalents	$365,761	$320,464
Investments	234,755	405,419

Total cash, cash equivalents, and investments	$600,516	$725,883

        Our outlook for fiscal 2010 is that our operating cash flow will continue to be a net outflow during at least the first half of the fiscal year. However, we believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve to twenty-four months. Our cash and cash equivalents are available to fund continuing operating losses, capital expenditures, and our stock repurchase program.

Cash Flow

        Our cash flows were as follows (in thousands):

	Fiscal Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Cash flows (used in) provided by operating activities	$(41,211)	$36,400	$185,418
Cash flows provided by (used in) investing activities	109,608	(12,687)	271,792
Cash flows (used in) provided by financing activities	(19,690)	(554,950)	(90,507)
Effect of exchange rates	(3,410)	(1,339)	3,430

Net increase (decrease) in cash and cash equivalents	$45,297	$(532,576)	$370,133

        Non-cash adjustments to cash flow used in operations during the fiscal year ended June 28, 2009 included $64.0 million of depreciation and amortization, $51.7 million for impairment of equipment, $39.2 million for impairment of long-term investments, $23.9 million of goodwill impairment, $10.7 million in inventory write-downs, and $7.4 million of stock compensation expense. Changes in operating assets and liabilities reduced operating cash flow by $5.6 million, primarily attributed to decreases in accrued income taxes payable and other accrued expenses, partially offset by decreases in trade accounts receivable, prepaid expenses and inventories and an increase in accounts payable.

        Cash provided by investing activities during the fiscal year ended June 28, 2009 was the result of proceeds from the sale or maturities of investments of $435.1 million and cash released from restriction of $14.0 million partially offset by a $30 million payment to Vishay to settle disputes related to the sale of the PCS Business and $20.8 million of capital equipment purchases. As of June 28, 2009, we had purchase commitments for capital expenditures of approximately $3.9 million.

        Cash used in financing activities during fiscal year 2009 of $19.7 million was primarily the result of stock repurchases under the stock repurchase plan and the net settlement of restricted stock units which were partially offset by proceeds from the exercise of stock options and a reduction in restricted cash. For fiscal year 2008 cash used in financing reflected primarily the repayments of the Notes and foreign accounts receivable financing facilities. On July 16, 2007, we funded the payment at maturity of our Notes due on July 16, 2007. The funding included a final interest payment of $11.7 million. In connection with the final maturity and payment of the Notes, we recorded a debt retirement charge of $5.7 million from the concurrent termination of related interest rate swap transactions during the first fiscal quarter ended September 30, 2007 (see also Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" and Part II, Item 8, Note 4, "Derivative Financial Instruments").

Working Capital

        Our working capital is dependent on demand and our ability to manage accounts receivable and inventory. Other factors which may result in changes to our working capital levels are restructuring initiative, investment impairments and share repurchases. Our working capital, excluding cash and cash equivalents and restricted cash, at June 28, 2009 was $183.2 million.

        The changes in working capital during fiscal year 2009 were as follows:

	June 28, 2009	June 29, 2008	Change
Current Assets
Cash and cash equivalents	$365.8	$320.5	$45.3
Restricted cash	3.9	4.3	(0.4)
Short-term investments	113.2	101.7	11.5
Trade accounts receivable, net	97.6	105.4	(7.8)
Inventories	151.1	175.8	(24.7)
Current deferred tax assets	1.2	13.1	(11.9)
Prepaid expenses and other receivables	28.6	44.0	(15.4)

Total current assets	761.4	$764.8	(3.4)

Current Liabilities
Accounts payable	62.6	77.6	(15.0)
Accrued income taxes	6.8	30.9	(24.1)
Accrued salaries, wages and commissions	22.3	33.0	(10.7)
Current deferred tax liabilities	2.8	2.3	0.5
Other accrued expenses	114.0	103.4	10.6

Total current liabilities	208.5	247.2	(38.7)

Net working capital	$552.9	$517.6	$35.3

        The increase in cash and cash equivalents of $45.3 million is due primarily to rebalancing our investment portfolio during fiscal year 2009 as we focused on preserving investment principal as a result of volatility in the financial markets. The increase in short-term investments of $11.5 million is also due primarily to rebalancing our investment portfolio during fiscal year 2009 with a focus on increased liquidity of our short-term investments as a result of volatility in the financial markets.

        The decrease in net trade accounts receivable of $7.8 million does not mirror the decrease in revenue due to the volume of shipments in the latter part of the fourth quarter as the result of an increase in demand and subsequent orders during the fourth quarter of fiscal year 2009.

        The decrease in inventory of $24.7 million reflects the efforts to size our manufacturing capacity to the reduced sales levels. All categories of inventory decreased on a year over year basis with these decreases partially offset by a corresponding decrease in the rate of excess and obsolete inventory reserves.

        The decrease in current deferred tax assets of $11.9 million was due to valuation allowances recorded to reduce the deferred tax assets to what management believes is more likely than not their realizable value.

        The decrease in accounts payable of $15.0 million was primarily due to a reduction in accounting, legal and advisory fees payable to professional services firms for services provided related to the restatement of prior period financial statements and the fiscal year 2007 annual meeting and proxy contest and filing.

        During fiscal year 2009, we determined that a significant portion of the accrued income taxes balance for fiscal year 2008 should be classified as long-term uncertain tax position reserves. These amounts were reclassified in fiscal 2009 and were the primary reason for the decrease of $24.1 million.

        The decrease in accrued salaries, wages and commissions of $10.7 million is due to the impact of the restructuring initiatives as well as the headcount reduction initiative during fiscal year 2009. In addition , no voluntary profit sharing contributions were made during the fiscal year 2009 and this also reduced accrued salaries, wages and commissions.

        The increase in other accrued expenses of $10.6 million is due to an increase in accrued accounting and legal expense of $51.0 million primarily as a result of the settlement of the class action securities litigation for which we recorded a reserve of $45.0 million and an increase in the current severance liability of $4.1 million as a result of the restructuring initiatives. These increases were partially offset by a decrease in sales return reserves of $19.8 million due to the decline in revenue in fiscal year 2009 from the prior fiscal year, the release of $6.7 million of the reserve for under market contracts related to the Transition Services provided to Vishay as well as a decrease in accrued compensation.

Other

        In connection with certain tax matters described in Part II, Item 8, Note 10, "Income Taxes," we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $55.8 million is probable and as such, we have not recognized them as income tax benefits in our financial statements. We have determined we overpaid $52.3 million of income taxes (which is included in the $55.8 million) in Singapore as a result of errors in our transfer pricing of intercompany transactions. We are also seeking refunds in Japan and Finland for $2.3 million and $1.2 million, respectively. We have determined our claim for a refund of tax is not probable and have not recognized a benefit for such refund claims. Consequently, we have recorded both U.S. federal income taxes and Singapore income taxes with respect to certain fiscal years. We received notice of assessment for the Singapore tax authority due to the late filing of the Singapore subsidiary's fiscal year 2007 income tax return. The assessment of approximately $15.1 million was based upon our transfer pricing methodology prior to fiscal year 2007. We have determined that collection on this assessment is not probable as it is more likely than not that our current transfer pricing methodology will be sustained.

        During fiscal 2009 we filed amended U.S. federal income tax returns and we claimed a refund, which we have not benefitted to the financial statements, that we anticipate will range from $25.0 million to $30.0 million depending upon potential interest associated with the refund. The U.S. federal income tax returns for fiscal years 2004 to 2007 are currently under administrative review for submission to the Joint Committee on Taxation. We cannot at this time determine the timing of the completion of the administrative review and eventual review by the Joint Committee on Taxation.

Recent Accounting Pronouncements

        Information set forth under Part II, Item 8, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements" is incorporated herein by reference.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. The U.S. Securities and Exchange Commission has defined critical accounting policies as those that "are both most important to the portrayal of the company's financial condition and results, and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain." As such, we have identified the following policies as our critical accounting policies: Revenue recognition and allowances for sales returns and price concessions, fair value of financial instruments, inventory valuation, impairment of long-lived assets, other than temporary impairments intangibles and goodwill and income taxes.

        The judgments and estimates we make in applying the accounting principles generally accepted in the U.S. affect the amounts of assets and liabilities reported, disclosures, and reported amounts of revenues and expenses. As such, we evaluate the judgments and estimates underlying all of our accounting policies, including those noted above, on an ongoing basis. We have based our estimates on the latest available historical information as well as known or foreseen trends; however, we cannot guarantee that we will continue to experience the same patterns in the future. If the historical data and assumptions we used to develop our estimates do not properly reflect future activity, our net sales, gross profit, net income and earnings per share could be materially and adversely impacted.

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

        Generally, we recognize revenue on sales to distributors, using the "sell in" method (i.e. when product is sold to the distributor) rather than the "sell through" method (i.e. when the product is sold by the distributor to the end user). Certain distributors and other customers have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if our Company lowers its price on products held in the distributor's inventory. Additionally, in certain limited cases, we may pre-approve a credit to a distributor to facilitate a particular sale by the distributor to an end customer. Our Company estimates and establishes allowances for expected future product returns and credits in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." We record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. We monitor product returns and potential price adjustments on an ongoing basis.

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

Fair Value of Financial Instruments

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

        Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At June 28, 2009, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 28, 2009.

Impairment of Long-Lived Assets, Intangibles and Goodwill

        We evaluate the carrying value of long-lived assets, including goodwill on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

        As required by SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate the carrying value annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In the first step of the impairment test, we estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform the second step which compares the implied fair value of the goodwill to the carrying amount of that goodwill and if less we write down the carrying amount of the goodwill to its implied fair value.

        The fair value of our reporting units is determined using a combination of the income approach, which estimates fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples. The comparable companies utilized in our evaluation are primarily our major competitors as listed in Item 1. The discount rates we considered for determining discounted cash flows ranged from approximately 11.9% to 14.2% and based upon our assessment of the risks associated with the projected cash flows and market based estimates of capital costs we used a rate in the middle of this range.

        The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenue and expense growth rates, capital expenditures and the depreciation and amortization, changes in working capital, discount rates, selection of appropriate peer group companies, and the selection of appropriate control premiums. Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates. Changes in assumptions regarding future results or other underling assumptions would have a significant impact on either the fair value of the reporting unit or the amount of goodwill impairment charge.

        During our third fiscal quarter of fiscal year 2009 we concluded that events and changes in circumstances, including our performance against business plan and the outlook for our business and industry, warranted an interim impairment analysis of goodwill. Based on the results of this interim goodwill impairment test, we concluded that the Automotive Products and Intellectual Property reporting units' carrying value exceeded their fair value. As a result we recorded a goodwill impairment charge of $23.9 million during the third quarter of fiscal 2009. In addition and based on our annual impairment test in the fourth quarter for fiscal year 2008, we determined that goodwill was impaired as of the fiscal year ended June 29, 2008 and recognized an impairment charge of $32.6 million. See Part II, Item 8, Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," for a description of the goodwill impairment.

        We evaluate all other long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider include:

  •
  Significant changes in the manner of use of acquired assets or the strategy for our overall business,

  •
  Significant negative industry or economic trends, and

  •
  Significant technological changes which may render the asset obsolete.

        We evaluate long-lived assets based upon an estimate of future undiscounted cash flows. Recoverability of these assets is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset. Future net undiscounted cash flows include estimates of future revenues and expenses which are based on projected growth rates. During fiscal year 2009 we performed an impairment review of long-lived assets during the second and third fiscal quarters and recorded a combined impairment charge of $51.7 million for long-lived assets determined to have been impaired.

Other-Than-Temporary Impairments

        Subsequent to the determination of fair value we evaluate securities for other-than-temporary impairment. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities, for the fiscal year ended June 28, 2009 and June 29, 2008 were $39.2 million and $8.4 million, respectively, and were included in other expense. As of June 28, 2009, we had no cumulative unrealized losses related to debt instruments classified as available-for-sale and unrealized losses on equity investments of approximately $1.8 million. These unrecognized losses could be recognized in the future if our other-than-temporary assessment changes.

Inventories

        Inventories are stated at the lower of cost (generally first-in, first-out) or market. Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly. If actual market demand differs from our forecasts, our financial position, results of operations and cash flows may be materially impacted. Manufacturing costs deemed to be abnormal, such as idle facility expense, or cost associated with abnormally low capacity levels, excessive spoilage, double freight, and re-handling costs are charged to cost of sales in the current period, rather than capitalized as part of ending inventory, in accordance with SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4." If the current period production, including materials, labor and overhead costs differ significantly from our normal capacity utilization, our gross margin and inventory may be materially impacted.

Income Taxes

        Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to determine deferred tax assets and liabilities and the recoverability of deferred tax assets. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that we believe do not meet the "more likely than not" criteria established by SFAS No. 109. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If our assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, credit other comprehensive income, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in our tax provision. We recognize any interest and penalties associated with income taxes in the corresponding liability of accrued income taxes or long term income taxes payable.

        Valuation allowances have been established for most of our U.S. deferred tax assets, which we believe do not meet the "more likely than not" realization criteria established by SFAS No. 109. We examined the four sources of taxable income which allow the realization of deferred tax assets. They are: carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences. In fiscal year 2009, we established a valuation allowance against most of our net U.S. deferred tax assets in the amount of $102.2 million and a full valuation allowance against our net U.K. Newport subsidiary's deferred tax assets in the amount of $68.3 million.

        As cumulative pre-tax losses for the current and prior two years in the Company's U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. As to positive evidence which would outweigh the foregoing negative evidence, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. This would have resulted in a complete valuation allowance on all U.S. deferred tax assets. However, we were able to recognize $2.6 million of deferred tax assets based upon a tax reasonable planning strategy.

        In our U.K. Newport subsidiary cumulative pre-tax losses for the current and prior two years constitute significant negative evidence. Therefore, we require positive evidence of equal or greater significance at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available in this situation, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections.

        We recognize certain tax liabilities for anticipated tax audit findings in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which additional taxes would be due, in accordance with Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN 48"). If the audit findings result in actual taxes owed more or less than what we had anticipated, our income tax expense would be increased or decreased, accordingly, in the period of the determination.

        As of June 28, 2009, U.S. income taxes have not been provided on approximately $17.4 million of undistributed earnings of foreign subsidiaries since we consider these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

Out-of-Period Adjustments

        Included in the result for the fiscal year 2009 are a number of corrections of prior period errors, some of which increased and some of which decreased net loss. Based on our current financial condition and results of operations, management has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current periods to date, both individually and in the aggregate.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

        Our exposure to interest rate risk is primarily through our investment portfolio. The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns. To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR or Treasury Bills. Investments in longer term fixed rate debt will be generally compared to yields on comparable maturity high grade Government or high grade corporate instruments with an equivalent credit rating. Based on our investment portfolio and interest rates at June 28, 2009, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $2.9 million in the fair value of the investment portfolio. Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other than temporary.

Foreign Currency Exchange Rates

        We hedge the risks of foreign currency denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, currency forward contracts or currency swaps. Exchange gains and losses on these foreign currency denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in negligible net exposure.

        A significant amount of our revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. At various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen. For example, in the United Kingdom, we have a sales office and a Semiconductor Fabrication Facility with revenues primarily in U.S. Dollars and Euro and expenses in British Pound Sterling. To protect against exposure to currency exchange rate fluctuations, we have established cash flow and balance sheet translation risk hedging programs. Currency forward contract hedges have generally been utilized in these risk management programs. Our hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

        In May 2006, we entered into a forward contract for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary. We had designated the forward contract as a cash flow hedge. Under the terms of the forward contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. In December 2007, we terminated the forward contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS 133, the net gain at the forward contract's termination date will continue to be reported in accumulated other comprehensive income and recognized over the originally specified time period through March 2011, unless it is probable that the forecasted transactions will not occur.

        In October 2004, our Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars. The transaction commencement date was March, 2005 and the termination date is April, 2011. Each month, we exchange JPY 9,540,000 for $100,000. When the applicable currency exchange rate is less than or equal to 95.40, we exchange JPY 18,984,600 for $199,000.

        We had approximately $26.2 million and $39.0 million in notional amounts of forward contracts not designated as accounting hedges under SFAS 133 at June 28, 2009 and June 29, 2008, respectively. Net realized and unrealized foreign-currency gains(losses) recognized in earnings, as a component of other expense, were $2.3 million, $(0.03) million and $3.8 million for the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, respectively.

        In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the preceding analysis.

Market Value Risk

        We carry certain assets at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. In certain cases quoted market prices or market data inputs may not be readily available or availability could be diminished due to market conditions. In these cases, our estimate of fair value is based on best available information or other estimates determined by management.

        At June 28, 2009, we had $600.5 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income securities. We manage our total portfolio to encompass a diversified pool of investment-grade securities. The average credit rating of our investment portfolio is A/A2. Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns. To the extent that our portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure. For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal. We may or may not enter into transactions to reduce or eliminate the market risks of our investments. During fiscal year ended June 28, 2009, the fair values of certain of our investments declined and we recognized $39.2 million in other-than-temporary impairment relating to certain available-for-sale securities. See Part II, Item 1A, "Risk Factors—Our investments in certain securities expose us to market risks", set forth in this Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm-Ernst & Young LLP	61
Report of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP	62
Financial Statements
Consolidated Statements of Operations for the Fiscal Years Ended June 28, 2009, June 29, 2008 and July 1, 2007	63
Consolidated Balance Sheets as of June 28, 2009 and June 29, 2008	64
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Fiscal Years Ended June 28, 2009, June 29, 2008, and July 1, 2007	65
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 28, 2009, June 29, 2008, and July 1, 2007	66
Notes to Consolidated Financial Statements	67
Supporting Financial Statement Schedule:
Schedule No.	Page
II. Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 28, 2009, June 29, 2008, and July 1, 2007	155

        Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Rectifier Corporation

        We have audited the accompanying consolidated balance sheet of International Rectifier Corporation and Subsidiaries as of June 28, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year ended June 28, 2009. Our audit also included the financial statement schedule for the year ended June 28, 2009 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 28, 2009, and the consolidated results of their operations and their cash flows for the year ended June 28, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended June 28, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Rectifier Corporation and Subsidiaries' internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2009 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California August 27, 2009

 Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of International Rectifier Corporation:

        In our opinion, the consolidated balance sheet as of June 29, 2008 and the related consolidated statements of operations, of cash flows and of stockholders' equity and comprehensive income (loss) present fairly, in all material respects, the financial position of International Rectifier Corporation and its subsidiaries at June 29, 2008, and the results of their operations and their cash flows for each of the two years in the period ended June 29, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended June 29, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
September 15, 2008, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in accounting principle for patent-related costs discussed in Note 1 and the change in reportable segments discussed in Note 9, as to which the date is August 26, 2009

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Revenues	$740,419	$984,830	$1,202,469
Cost of sales	515,563	662,007	741,111

Gross profit	224,856	322,823	461,358
Selling, general and administrative expense	262,068	287,830	212,541
Research and development expense	98,211	105,812	122,794
Impairment of goodwill	23,867	32,624	—
Amortization of acquisition-related intangible assets	4,408	4,656	1,889
Asset impairment, restructuring and other charges	56,493	3,080	10,398
Gain on divestiture	(96,136)	—	—

Operating (loss) income	(124,055)	(111,179)	113,736
Other expense (income), net	39,717	19,423	(6,257)
Interest income, net	(11,694)	(29,093)	(16,036)

(Loss) income from continuing operations before income taxes	(152,078)	(101,509)	136,029
Provision for (benefit from) income taxes	95,339	(42,268)	62,889

(Loss) income from continuing operations	(247,417)	(59,241)	73,140
Income from discontinued operations, net of taxes	—	—	4,255

Net (loss) income	$(247,417)	$(59,241)	$77,395

Net (loss) income per common share:
Basic:
(Loss) income from continuing operations	$(3.42)	$(0.81)	$1.01
Income from discontinued operations	—	—	0.06

Net (loss) income per share	$(3.42)	$(0.81)	$1.07

Diluted:
(Loss) income from continuing operations	$(3.42)	$(0.81)	$1.00
Income from discontinued operations	—	—	0.06

Net (loss) income per share	$(3.42)	$(0.81)	$1.06

Average common shares outstanding—basic	72,295	72,819	72,421

Average common shares and potentially dilutive securities outstanding—diluted	72,295	72,819	72,933

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 28, 2009	June 29, 2008
ASSETS
Current assets:
Cash and cash equivalents	$365,761	$320,464
Restricted cash	3,925	4,341
Short-term investments	113,247	101,739
Trade accounts receivable, net of allowances of $5,102 for 2009 and $6,525 for 2008	97,572	105,384
Inventories	151,121	175,856
Current deferred tax assets	1,223	13,072
Prepaid expenses and other receivables	28,556	43,993

Total current assets	761,405	764,849
Restricted cash	—	15,012
Long-term investments	121,508	303,680
Property, plant and equipment, at cost, net	369,713	516,629
Goodwill	74,955	98,822
Acquisition-related intangible assets, net	11,821	16,225
Long-term deferred tax assets	7,994	93,460
Other assets	53,911	59,721

Total assets	$1,401,307	$1,868,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,570	$77,653
Accrued income taxes	6,830	30,943
Accrued salaries, wages and commissions	22,325	33,022
Current deferred tax liabilities	2,793	2,266
Other accrued expenses	114,043	103,355

Total current liabilities	208,561	247,239
Long-term deferred tax liabilities	4,439	4,828
Deferred gain on divestiture	—	112,609
Other long-term liabilities	53,055	59,285

Total liabilities	266,055	423,961

Commitments and contingencies
Stockholders' equity:
Common shares, $1 par value, authorized: 330,000,000; issued and outstanding: 71,192,390 shares in 2009 and 72,826,406 shares in 2008	73,101	72,826
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2009 and 2008	—	—
Capital contributed in excess of par value	981,786	971,920
Treasury stock, at cost	(23,632)	—
Retained earnings	85,015	332,432
Accumulated other comprehensive income	18,982	67,259

Total stockholders' equity	1,135,252	1,444,437

Total liabilities and stockholders' equity	$1,401,307	$1,868,398

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Shares	Capital Contributed in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, July 2, 2006 as previously reported	$71,988	$924,718	$—	$323,846	$64,526	$—	$1,385,078
Adjustments to opening stockholders' equity(1)	—	—	—	(9,568)	—	—	(9,568)

Balance, July 2, 2006	71,988	924,718	—	314,278	64,526	—	1,375,510
Net income for the year ended July 1, 2007	—	—	—	77,395	—	77,395	77,395
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	45,443	—
Unrealized gains on foreign currency forward contract, net of deferred tax provision of $(4,028)	—	—	—	—	—	5,660	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax benefit of $3,842	—	—	—	—	—	(5,400)	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax benefit of $1,220	—	—	—	—	—	(1,714)	—
Reclassification of currency translation adjustment related to the Divestiture	—	—	—	—	—	(8,071)	—
Other comprehensive income	—	—	—	—	35,918	35,918	35,918
Comprehensive income	—	—	—	—	—	113,313	—
Issuance of common shares:
Exercise of stock options—805,136 shares	805	18,668	—	—	—	—	19,473
Stock participation plan—18,542 shares	18	610	—	—	—	—	628
Tax benefit from exercise of stock options	—	3,739	—	—	—	—	3,739
Stock-based compensation expense	—	10,682	—	—	—	—	10,682

Balance, July 1, 2007	72,811	958,417	—	391,673	100,444	—	1,523,345
Net loss for the year ended June 29, 2008	—	—	—	(59,241)	—	(59,241)	(59,241)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(6,971)	—
Unrealized loss on foreign currency forward contract, net of deferred tax provision of $0	—	—	—	—	—	(3,941)	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax provision of $0	—	—	—	—	—	(21,054)	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $0	—	—	—	—	—	(1,219)	—
Other comprehensive loss	—	—	—	—	(33,185)	(33,185)	(33,185)
Comprehensive loss	—	—	—	—	—	(92,425)	—
Issuance of common shares:
Exercise of stock options—15,000 shares	15	174	—	—	—	—	189
Tax charge from exercise of stock options	—	(1,019)	—	—	—	—	(1,019)
Stock-based compensation expense	—	14,348	—	—	—	—	14,348

Balance, June 29, 2008	72,826	971,920	—	332,432	67,259	—	1,444,437
Net loss for the year ended June 28, 2009	—	—	—	(247,417)	—	(247,417)	(247,417)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(64,436)	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax provision of $3,013	—	—	—	—		14,221	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $0	—	—	—	—	—	1,938	—
Other comprehensive loss	—	—	—	—	(48,277)	(48,277)	(48,277)
Comprehensive loss	—	—	—	—	—	(295,694)	—
Issuance of common shares:
Exercise of stock options and vesting of RSU's—274,633 shares	275	2,247	—	—	—	—	2,522
Repurchase of common stock—1,909,649 shares	—	—	(23,632)	—	—	—	(23,632)
Tax charge from exercise of stock options	—	(340)	—	—	—	—	(340)
Stock-based compensation expense	—	7,959	—	—	—	—	7,959

Balance, June 28, 2009	$73,101	$981,786	$(23,632)	$85,015	$18,982	$—	$1,135,252

(1)
See Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies," in notes to the consolidated financial statements.

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Cash flow from operating activities:
Net (loss) income	$(247,417)	$(59,241)	$77,395
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	64,003	72,294	72,077
Amortization of acquisition-related intangible assets	4,408	4,656	2,209
Stock compensation expense	7,405	11,128	14,201
Pre-tax loss on Divestiture, discontinued operations	—	—	4,262
Debt retirement charge	—	5,659	—
Goodwill impairment	23,867	32,624	—
Loss (gain) on sale of investments	3,411	358	(2,070)
Other-than-temporary impairment of investments	39,239	12,023	—
Provision for bad debt	131	387	6,498
Provision for inventory write-downs	10,727	29,825	36,622
Asset impairment	51,709	—	5,878
Unrealized gains on derivatives	(1,220)	—	(2,244)
Divestiture gain	(96,136)	—	—
Deferred revenue	559	(16,449)	(880)
Deferred income taxes	104,101	(18,360)	(20,679)
Tax benefit (charge) from exercise of stock options	340	(1,019)	3,739
Excess tax benefit from stock options exercised	(3)	(81)	(1,559)
Other	(703)	—	—
Changes in operating assets and liabilities, net (Note 1)	(5,632)	(37,404)	(10,031)

Net cash (used in) provided by operating activities	(41,211)	36,400	185,418

Cash flow from investing activities:
Additions to property, plant and equipment	(20,793)	(41,780)	(120,539)
Proceeds from sale of property, plant and equipment	576	837	1,055
Acquisition of technologies	—	—	(1,000)
Proceeds from Divestiture	—	—	339,615
Cash conveyed as part of Divestiture	(30,000)	—	(56,964)
Cost associated with Divestiture	—	(1,800)	(28,762)
Sale or maturities of investments	435,146	342,329	564,139
Purchase of investments	(289,333)	(311,075)	(398,797)
Released from (additions to) restricted cash	14,012	(420)	(14,592)
Other, net	—	(778)	(12,363)

Net cash provided by (used in) investing activities	109,608	(12,687)	271,792

Cash flow from financing activities:
Repayments of short-term debt	—	(550,462)	(29,858)
Repayments of long-term debt	—	—	(81,746)
Decrease (increase) in restricted cash	1,416	(4,341)	—
Repayments of obligations under capital leases	—	(417)	(432)
Proceeds from exercise of stock options and stock participation plan	3,023	189	20,101
Excess tax benefit from options exercised	3	81	1,559
Purchase of treasury stock	(23,632)	—	—
Net settlement of restricted stock units	(500)	—	—
Other, net	—	—	(131)

Net cash used in financing activities	(19,690)	(554,950)	(90,507)
Effect of exchange rate changes on cash and cash equivalents	(3,410)	(1,339)	3,430

Net increase (decrease) in cash and cash equivalents	45,297	(532,576)	370,133
Cash and cash equivalents, beginning of year	320,464	853,040	482,907

Cash and cash equivalents, end of year	$365,761	$320,464	$853,040

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

        The Company pioneered the fundamental technology for power metal oxide semiconductor field effect transistors ("MOSFETs") in the 1970s, and estimates that the majority of the world's planar power MOSFETs use its technology. Power MOSFETs are instrumental in improving the ability to manage power efficiently. The Company's products include power MOSFETs, high voltage analog and mixed signal integrated circuits ("HVICs"), low voltage analog and mixed signal integrated circuits ("LVICs"), digital integrated circuits ("ICs"), radiation-resistant ("RAD-Hard™") power MOSFETs, insulated gate bipolar transistors ("IGBTs"), high reliability DC-DC converters, Automotive Products modules, and DC-DC converter type applications.

Basis of Presentation and Consolidation

        The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries, which are located in North America, Europe and Asia. Intercompany balances and transactions have been eliminated in consolidation.

        During the fourth quarter of fiscal year 2009 the Company changed its method of accounting for third-party costs related to applications for and defense of patents on its technology from capitalizing such costs and amortizing these costs on a straight-line basis over the economic life of the underlying technology to expensing these costs as incurred. As a result of this change in accounting method, the Company's prior period consolidated financial statements have been adjusted to reflect this change.

        In the fourth quarter of fiscal year 2009, the Company reclassified investment management fees of $0.7 million from interest expense to interest income to align the reporting of investment expense with investment income. Approximately $1.2 million and $1.1 million of investment management fees were reclassified for fiscal years 2008 and 2007, respectively, to conform to current year presentation. In addition, during the fourth quarter of fiscal year 2009, the Company reclassified the spare parts inventory balance of approximately $19.6 million previously included in property, plant and equipment to other long-term assets. Approximately $17.5 million was reclassified for fiscal year 2008 to conform to current year presentation.

        On April 1, 2007, the Company sold its Power Control Systems ("PCS") business ("PCS Business") to Vishay Intertechnology, Inc ("Vishay") (the "Divestiture"). Subsequent to the consummation of the Divestiture, a number of matters developed, as discussed in Note 13, "Commitments and Contingencies," that raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, the Company deferred recognition of the gain from continuing operations as discussed in Note 2, "Discontinued Operations and the Divestiture," for fiscal years 2007 and 2008. The Company and Vishay, on June 25, 2009, entered into various agreements (collectively the "Settlement Agreement") which resolved the uncertainties related to the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

determination of the gain. The gain has been reported in income from continuing operations for fiscal year 2009 (see Note 2, "Discontinued Operations and the Divestiture").

        For the fiscal year ended July 1, 2007, the financial results of the NAP segment were included in discontinued operations. Financial results of the CP segment were not included in discontinued operations, as the Company had significant ongoing involvement based on the significance of the cash flows derived from certain transition services ("TS") provided to Vishay for up to three years as part of the Divestiture (see Note 2, "Discontinued Operations and the Divestiture").

Fiscal Year

        The Company operates on a 52-53 week fiscal year with the fiscal year ending on the Sunday closest to June 30th. Fiscal year 2009 consisted of 52 weeks ending June 28, 2009, fiscal year 2008 consisted of 52 weeks ending June 29, 2008, and fiscal year 2007 consisted of 52 weeks ending July 1, 2007. Fiscal quarters consist of 13 weeks ending on the Sunday closest to the end of the calendar quarter.

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

Out-of-Period Adjustments

        Included in the results of operations for the fiscal year 2009 are a number of corrections of prior period errors, some of which increased and some of which decreased net loss. Based on the Company's current financial condition and results of operations, the Company has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current periods to date, both individually and in the aggregate.

Subsequent Events

        The Company evaluates events subsequent to fiscal year end through August 27, 2009, the date the financial statements are filed with the Securities and Exchange Commission for recognition or disclosure in the consolidated financial statements. Events that provide additional evidence about material conditions that existed at the date of the balance sheet are evaluated for recognition in the consolidated financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but occurred after the balance sheet date are evaluated for disclosure in the notes to the consolidated financial statements.

Revenue Recognition and Allowances

        In accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," the Company recognizes revenue when evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. The Company recognizes revenue upon shipment or upon delivery, depending on specific contractual terms and/or

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

shipping terms with the customer. If title transfer and risk of loss are addressed explicitly in a customer contract or by reference to the standard terms and conditions, those stated terms determine whether the recognition of revenue on product sales to that customer shall be upon either shipment or delivery. If the contract is silent and lacks reference to the Company's standard terms and conditions, and barring other contrary information, transfer of title and risk of loss will follow the historical shipping terms for that customer. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by the Company to deliver the product to the customer.

        Generally, the Company recognizes revenue on sales to distributors, using the "sell in" method (i.e. when product is sold to the distributor) rather than the "sell through" method (i.e. when the product is sold by the distributor to the end user). Certain distributors and other customers have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if the Company lowers its price on products held in the distributor's inventory. Additionally, in certain limited cases, the Company may pre-approve a credit to a distributor to facilitate a particular sale by the distributor to an end customer. The Company estimates and establishes allowances for expected future product returns and credits in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." The Company records a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time the Company makes changes to its distributor price book. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. The Company monitors product returns and potential price adjustments on an ongoing basis.

        Revenue on sales to distributors that act only as fulfillment houses (agents) is deferred until the inventory is sold through to the end customer. The Company also maintains consignment inventory arrangements with certain of its customers. Pursuant to these arrangements, the Company delivers products to a customer or a designated third party warehouse based upon the customer's projected needs, but does not recognize revenue unless and until the customer reports that it has removed the product from the warehouse to incorporate into its end products, assuming all the other revenue recognition criteria under SAB 104 are met.

        The Company recognizes royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured. The amount of royalties recognized is often calculated based on the licensees' periodic reporting to the Company. Any upfront payments are recognized as revenue only if there is no continuing performance obligation when the license commenced and collectability is reasonably assured. Otherwise, revenue is amortized over the life of the license or according to performance obligations outlined in the license agreement.

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

Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement."

Shipping Costs

        Outbound customer shipping costs are expensed as incurred and are included in selling, general and administrative expense, research and development, and costs of sales. The expense for outbound customer shipments for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 was $6.0 million, $8.6 million and $11.9 million, respectively.

Advertising Costs

        Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising expense for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 was $3.0 million, $2.6 million and $3.6 million, respectively.

Research and Development Costs

        Research and development ("R&D") costs, including salaries, departmental general overhead, and allocated expenses, are expensed as incurred.

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

Interest (Income) Expense

        Interest (income) expense for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 are as follows (in thousands):

	Fiscal Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Interest income	$(13,033)	$(31,806)	$(53,545)
Interest expense	1,339	2,713	37,509

Interest income, net	$(11,694)	$(29,093)	$(16,036)

        Interest expense capitalized as part of construction-in-progress for the fiscal year ended July 1, 2007 was $4.6 million. No interest was capitalized for the fiscal years ended June 28, 2009 and June 29, 2008.

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

        Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both the Company's geographic mix of income and its current tax exposures in each jurisdiction where it operates. These estimates involve complex issues, require extended periods of time to resolve, and require the Company to make judgments, such as anticipating the positions that it will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities. The Company is also required to determine deferred tax assets and liabilities and the recoverability of deferred tax assets. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses offsetting deferred tax liabilities and the availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that the Company believes do not meet the "more likely than not" criteria established by SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the Company's assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the Company is ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, credit other comprehensive income, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in its tax provision. The Company recognizes any interest and penalties associated with income taxes in accrued income taxes.

        As of June 28, 2009, U.S. income taxes have not been provided on approximately $17.4 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

Net (Loss) Income per Common Share

        Net (loss) income per common share—basic is computed by dividing net (loss) income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net (loss) income per common share—diluted is similar to the computation of net income per common share—basic except that the denominator is increased to include the number of additional common shares that would have been outstanding upon the exercise of stock options using the treasury stock method and for the year ended July 1, 2007, the conversion of the Company's convertible subordinated notes using the if-converted method only if the conversion of the bonds results in the dilution of net income per share. The

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Company's use of the treasury stock method reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and related unrecognized compensation. For the year ended July 1, 2007, the Company's use of the if-converted method increases reported net (loss) income by the interest expense, net of tax, related to the convertible subordinated notes when computing net income per common share—diluted. For the year ended July 1, 2007, the conversion effect of the Company's outstanding convertible subordinated notes into 7,439,000 shares of common stock was not included in the computation of diluted income from continuing operations per share (the "Effect"), since the Effect would have been anti-dilutive. For the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, the number of common shares used in computing the diluted per-share amount for income from continuing operations was used as the control number in computing the diluted per-share amount for (loss) income from discontinued operations in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128").

        At the beginning of fiscal year 2006, the Company adopted SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)") on a modified prospective basis. Assumed proceeds from the in-the-money outstanding options for the fiscal year ended July 1, 2007, include the windfall tax benefits, net of shortfalls, calculated under the "as-if" method as prescribed by SFAS No. 123(R).

Statements of Cash Flows

        Components in the changes of operating assets and liabilities, net of effects of acquisitions and the Divestiture (see Note 2, "Discontinued Operations and the Divestiture"), for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 were comprised of the following (in thousands):

	Fiscal Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Trade accounts receivable	$2,945	$48,590	$(4,904)
Inventories	11,785	16,943	(56,146)
Prepaid expenses and other receivables	14,027	26,497	1,949
Accounts payable	(15,078)	11,572	(8,268)
Accrued salaries, wages and commissions	(9,927)	(7,866)	(8,668)
Deferred compensation	(1,117)	(440)	3,488
Accrued income taxes	(21,638)	(110,746)	26,281
Other accrued expenses	13,371	(21,954)	36,237

Changes in operating assets and liabilities	$(5,632)	$(37,404)	$(10,031)

        Supplemental disclosures of cash flow information (in thousands):

	Fiscal Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Cash paid during the year for:
Interest	$4,794	$28,706	$46,004
Income taxes	7,791	92,192	27,759
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	2,265	1,207	7,084

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Fair Value of Financial Instruments

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

        Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At June 28, 2009, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 28, 2009.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Other-Than-Temporary Impairments of Investments

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the Company's intent and ability to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings as a component of other expense (income), net.

Cash, Restricted Cash, Cash Equivalents, and Investments

        The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The cost of these investments approximates their fair value. The Company invests excess cash in marketable securities consisting of available-for-sale fixed income securities, as well as, strategic investments in the common stock and preferred stock of publicly traded foreign companies. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders' equity, net of any related tax effect. Realized gains and losses are included in other income and expense. Declines in value of these investments judged by management to be other than temporary, if any, are included in other income and expense.

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

        Cash, restricted cash, cash equivalents and investments as of June 28, 2009 and June 29, 2008 are summarized as follows (in thousands):

	June 28, 2009	June 29, 2008
Cash and cash equivalents	$365,761	$320,464
Short-term investments	113,247	101,739
Restricted cash	3,925	19,353
Long-term investments	121,508	303,680

Total cash, restricted cash, and cash equivalents and investments	$604,441	$745,236

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        Restricted cash of $1.0 million and $15.0 million at June 28, 2009 and June 29, 2008, respectively, has been maintained to secure the Company's indemnity obligations, if any, pursuant to the terms of the Divestiture. The restricted cash is held by Union Bank of California, as escrow agent. The escrow agent holds the funds in escrow and invests in seven-day term deposits until it receives either joint instructions of the parties or a court order directing it to release all or a portion of the escrow funds. Interest earned on the escrow funds is reinvested and held in the name of the escrow account, and distributed to the parties based on the allocation of principal funds in the escrow account. The original Divestiture agreement noted that any funds remaining in the escrow account 18 months after closing of the Divestiture, unless subject to a dispute with Vishay will be disbursed to the Company. At 18 months following the Divestiture, a dispute with Vishay resulted in no funds being distributed from the escrow account. Pursuant to the settlement agreement with Vishay dated June 25, 2009, (see Note 13, "Commitments and Contingencies"), $14.0 million of the funds held in escrow were released in fiscal year 2009.

        In addition, the Company had $2.9 million in a term deposit account with Bank of America as collateral for outstanding letters of credit at June 28, 2009.

Inventories

        Inventories are stated at the lower of cost (generally first-in, first-out) or market. Inventories are reviewed for excess based upon demand forecasts for a specific time horizon and reserves are established accordingly. Manufacturing costs deemed to be abnormal, such as idle facility expense, excessive spoilage, double freight, and re-handling costs are charged as cost of sales in the period incurred, in accordance with SFAS No. 151, "Inventory Costs an Amendment of ARB No. 43, Chapter 4."

        Inventories at June 28, 2009 and June 29, 2008, were comprised of the following (in thousands):

	June 28, 2009	June 29, 2008
Raw materials	$32,717	$34,046
Work-in-process	66,613	67,855
Finished goods	51,791	73,955

Total inventories	$151,121	$175,856

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses. Depreciation is provided using the straight-line method, based on the estimated useful lives of the assets, ranging from three to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation and amortization expense for the fiscal years ended June 28, 2009, and June 29, 2008, and July 1, 2007 was $64.0 million, $82.9 million

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

and $78.5 million, respectively. Property, plant and equipment at June 28, 2009 and June 29, 2008 were comprised of the following (in thousands):

	June 28, 2009	June 29, 2008	Range of Useful Life
Building and improvements	$175,776	$182,779	3 - 40
Equipment	979,685	1,038,323	3 - 15
Less: accumulated depreciation and amortization	(813,068)	(773,285)

	342,393	447,817
Land	16,440	17,799
Construction-in-progress	10,880	51,013

Total property, plant and equipment	$369,713	$516,629

        Amortization of improvements to leased premises is recorded using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment were not material at June 28, 2009 and June 29, 2008.

        Repairs and maintenance costs are charged to expense as incurred. In the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, repairs and maintenance expenses were $31.9 million, $38.3 million and $44.3 million, respectively.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The Company evaluates the carrying value of long-lived assets, including goodwill on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill and Other Intangible Assets

        As required by SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates the carrying value of the goodwill and other intangible assets annually during the fourth quarter of each fiscal year and more frequently if it believes indicators of impairment exist. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit. The Company identifies reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In the first step of the impairment test, the Company estimates the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company performs the second step which compares the implied fair value of the reporting unit with the carrying amount of that goodwill and writes down the carrying amount of the goodwill to the implied fair value.

        The fair value of the Company's reporting units is determined using a combination of the income approach, which estimates fair value of its reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of its reporting units based on comparable market multiples. The comparable companies utilized in the Company's evaluation are primarily its major competitors. The discount rates the Company considered for determining discounted cash flows ranged from approximately 11.9% to 14.2% and based upon its assessment of the risks associated with the projected cash flows and market based estimates of capital costs the Company used a rate in the middle of this range.

        The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenue and expense growth rates, capital expenditures and the depreciation and amortization, changes in working capital, discount rates, selection of appropriate peer group companies, and the selection of appropriate control premiums. Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates. Changes in assumptions regarding future results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

        During the third quarter of fiscal year 2009 the Company concluded that events and changes in circumstances, including performance against business plan and the outlook for the business and industry, warranted an interim impairment analysis of goodwill. Based on the results of this interim goodwill impairment analysis the Company concluded that the Automotive Products and Intellectual Property reporting units' carrying value exceeded their fair value. As a result the Company recorded a goodwill impairment charge of $23.9 million, $20.1 million of which related to the IP segment and $3.8 million related to the AP segment, during the third quarter of fiscal 2009. In addition and based on the Company's annual impairment test in the fourth quarter for fiscal year 2008, the Company determined that goodwill was impaired as of the fiscal year ended June 29, 2008 and recognized an impairment charge of $32.6 million, $28.7 million of which related to the PMD segment and $3.9 million related to the PS segment.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        At June 28, 2009 and June 29, 2008, acquisition-related intangible assets are as follows (in thousands):

		June 28, 2009
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(19,593)	$10,086
Customer lists(1)	5 - 12	5,330	(4,437)	893
Intellectual property and other	5 - 15	7,963	(7,121)	842

Total acquisition-related intangible assets		$42,972	$(31,151)	$11,821

		June 29, 2008
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(15,803)	$13,876
Customer lists	5 - 12	5,446	(4,107)	1,339
Intellectual property and other	5 - 15	7,963	(6,953)	1,010

Total acquisition-related intangible assets		$43,088	$(26,863)	$16,225

    (1)
    During the fiscal year ended June 28, 2009, the Company recorded a $0.1 impairment charge to customer lists related to a foreign entity.

        As of June 28, 2009, estimated amortization expense for the next five years is as follows: fiscal year 2010: $4.4 million; fiscal year 2011: $4.1 million; fiscal year 2012: $1.8 million; fiscal year 2013: $0.2 million; and fiscal year 2014: $0.2 million.

        The carrying amount of goodwill by ongoing business segment as of June 28, 2009 and June 29, 2008 was as follows (in thousands):

Business Segments:	June 28, 2009	June 29, 2008
Power Management Devices	$—	$—
Energy-Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	—	3,793
Intellectual Property	—	20,074

Total goodwill	$74,955	$98,822

        As of June 28, 2009, $69.3 million of goodwill is deductible for income tax purposes for which $3.3 million, $3.3 million and $3.0 million were deducted in the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

        The changes in the carrying amount of goodwill for the fiscal years ended June 28, 2009 and June 29, 2008 were as follows (in thousands):

Balance, July 1, 2007	$131,446
Impairment	(32,624)

Balance, June 29, 2008	98,822
Impairment	(23,867)

Balance, June 28, 2009	$74,955

Change in Method of Accounting for Patent-Related Costs

        During the fourth quarter of fiscal year 2009, the Company changed its method of accounting for third-party costs related to applications for patents including third-party legal costs related to the application for and defense of patents on its technology from capitalizing such costs and amortizing these costs on a straight-line basis over the economic life of the underlying technology to expensing these costs as incurred. While the Company believes that patents and the underlying technology have continuing value, the pace of technological change and the challenge of estimating the economic life of the underlying technology make it difficult to estimate the benefits to be derived in the future. The patent-related costs previously capitalized and amortized consist solely of new patent applications and maintenance fees, litigation costs relating to licensed MOSFET patents and related legal costs incurred in obtaining patents on its internally generated technologies. The Company believes the new practice is more appropriate since the costs it has historically capitalized represent only a portion of the total costs incurred to develop the underlying technologies and bear no relationship to the fair value of those technologies. The Company also believes the new practice is consistent with the predominant industry practice.

        Consistent with FASB Statement No. 154, "Accounting Changes and Error Corrections", the effect of the change in accounting method has been made retroactive to the beginning of the earliest period presented in the accompanying fiscal 2009 consolidated financial statements and the historical quarterly financial statements have been adjusted to reflect the period-specific effects of applying the new method.

        As a result of the accounting change, the Company's retained earnings as of June 30, 2006 decreased by $9.6 million to $314.3 million.

        The following tables summarize the impact of the change in accounting for patent-related costs on the Company's consolidated balance sheet as of June 29, 2008, and its consolidated statements of operations and cash flows for the years ended June 29, 2008 and July 1, 2007. Only the line items

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

affected by the change in accounting are reflected in the tables below (all amounts, unaudited, in thousands, except per share data):

Consolidated Balance Sheet

	June 29, 2008
	As originally reported	As adjusted
Other assets(1)	$70,119	$59,721
Long-term deferred tax asset	89,576	93,460
Total assets	1,874,912	1,868,398
Retained earnings	338,946	332,432
Total stockholders' equity	1,450,951	1,444,437
Total liabilities and stockholders' equity	$1,874,912	$1,868,398

    (1)
    The as originally reported and as adjusted amounts reflect a reclassification of $17.5 million of spare parts inventory from property, plant and equipment to other assets to conform to fiscal year 2009 presentation.

Consolidated Statement of Operations

	Fiscal year ended June 29, 2008		Fiscal year ended July 1, 2007
	As originally reported	As adjusted	As originally reported	As adjusted
Selling, general and administrative expense	$293,168	$287,830	$212,088	$212,541
(Loss) income from operations	(116,517)	(111,179)	114,189	113,736
(Loss) income before income taxes	(106,847)	(101,509)	136,482	136,029
Net (loss) income from continuing operations	(62,642)	(59,241)	73,487	73,140

Net (loss) income	$(62,642)	$(59,241)	$77,742	$77,395

(Loss) income from continuing operations per share—basic	$(0.86)	$(0.81)	$1.01	$1.01
(Loss) income from continuing operations per share—diluted	$(0.86)	$(0.81)	$1.01	$1.00
Net (loss) income per share—basic	$(0.86)	$(0.81)	$1.07	$1.07
Net (loss) income per share—diluted	$(0.86)	$(0.81)	$1.07	$1.06

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Consolidated Statements of Cash Flows

	Fiscal year ended June 29, 2008		Fiscal year ended July 1, 2007
	As originally reported	As adjusted	As originally reported	As adjusted
Net (loss) income	$(62,642)	$(59,241)	$77,742	$77,395
Depreciation and amortization	82,934	72,294	78,491	72,077
Deferred tax assets	(20,298)	(18,360)	(20,573)	(20,679)
Changes in operating assets and liabilities	(42,705)	(37,404)	(16,898)	(10,031)
Net cash provided by operating activities	$36,400	$36,400	$185,418	$185,418

Other Accrued Expenses

        Other accrued expenses at June 28, 2009 and June 29, 2008 were comprised of the following (in thousands):

	June 28, 2009	June 29, 2008
Sales returns	$21,036	$40,850
Accrued accounting and legal costs(1)	60,713	18,884
Deferred revenue	7,885	7,326
Accrued compensation	3,995	6,679
Transition services contract liability	—	6,667
Accrued Divestiture liability	2,410	3,101
Accrued warranty	1,767	2,672
Accrued utilities	1,563	2,320
Accrued sales and other taxes	1,117	1,583
Short-term severance liability	5,234	1,091
Accrued interest	—	76
Other	8,323	12,106

Total other accrued expenses	$114,043	$103,355

    (1)
    During fiscal year 2009, the Company accrued a reserve of $45.0 million pursuant to an agreement to settle a securities class action lawsuit. See Note 14, "Litigation, International Rectifier Securities Litigation."

Warranty

        The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of its warranty agreements. The specific warranty terms and conditions vary depending upon product sold and the country in which the Company does business. In general, for standard products, the Company will replace defective parts not meeting the Company's published specifications at no cost to the customers. Factors that affect the liability include historical and anticipated failure rates of products sold, and cost per claim to satisfy the warranty obligation. If actual

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

results differ from the estimates, the Company revises its estimated warranty liability to reflect such changes.

        The following table details the changes in the Company's warranty reserve for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, which is included in other accrued liabilities in the schedule above (in thousands):

Accrued warranty, July 2, 2006	$3,590
Accruals for warranties issued during the year	5,264
Changes in estimates related to pre-existing warranties	(2,595)
Warranty claim settlements	(3,825)

Accrued warranty, July 1, 2007	2,434
Accruals for warranties issued during the year	4,555
Changes in estimates related to pre-existing warranties	(992)
Warranty claim settlements	(3,325)

Accrued warranty, June 29, 2008	2,672
Accruals for warranties issued during the year	3,574
Changes in estimates related to pre-existing warranties	1,024
Warranty claim settlements	(5,503)

Accrued warranty, June 28, 2009	$1,767

Other Long-Term Liabilities

        Other long-term liabilities at June 28, 2009 and June 29, 2008 were comprised of the following (in thousands):

	June 28, 2009	June 29, 2008
Income taxes payable	$35,197	$21,147
Divested entities' tax obligations	7,283	20,734
Deferred compensation	6,543	9,326
Transition services contract liability	—	5,000
Other	4,032	3,078

Total other long-term liabilities	$53,055	$59,285

        At June 28, 2009, the Company had an accrual of $1.6 million for asset retirement obligations, included in other in the table above, during the fiscal year 2009 related to future obligations to remove leasehold improvements and obligations for the closure of certain owned and leased manufacturing facilities. The initial asset amount related to this obligation was approximately $1.1 million and was recorded as an addition to buildings and improvements during the fiscal year 2009. The Company recorded a charge of $1.2 million during the fiscal year for depreciation and accretion expense of which $0.8 million related to fiscal years prior to fiscal year 2009. Of this charge, $1.0 million was recorded in cost of sales and $0.2 million was recorded in selling, general and administrative expense.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

        The Company's primary objectives for holding derivative financial instruments are to (1) hedge non-U.S. currency risks and (2) minimize U.S. interest rate risk. The Company's derivative instruments are recorded at fair value and are included in other current assets, other long-term assets or other long-term liabilities. The Company's accounting policies for derivative financial instruments are based on the criteria for designation as hedging transactions, either as cash flow or fair value hedges as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument's effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. The Company recognizes gains and losses on derivatives that are not designated as hedges for accounting purposes currently in earnings. These gains and losses generally offset changes in the values of hedged assets or liabilities over the life of the hedge. As of June 28, 2009, the Company had no derivative instruments designated as hedges. As such, all gains and losses on derivatives for the year ended June 28, 2009 were recognized in earnings.

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

        The Company recognizes in current period's interest and other income and expense, depending on the nature of the underlying asset or liability, the ineffective portions of the hedge, as well as the amounts not included in the assessment of effectiveness. If the Company determined that the original hedged transaction probably will not occur as anticipated, and a cash flow hedge is to be discontinued, it would reclassify the unrealized gains or losses into earnings. The Company does recognize subsequent gains or losses on the related derivative instrument in income in each period until the instrument matures, is terminated or is sold.

Foreign Currency Translations

        In general, the functional currency of a foreign operation is deemed to be the local country's currency. Assets and liabilities of operations outside the United States are therefore translated into U.S. reporting currency using current exchange rates. Revenues denominated in foreign functional currencies and expense are translated at average exchange rates prevailing during the period. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income within stockholders' equity.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income as of June 28, 2009, June 29, 2008, and July 1, 2007 were as follows (in thousands):

	June 28, 2009	June 29, 2008	July 1, 2007
Foreign currency translation adjustments	$12,710	$77,146	$84,117
Net unrealized (losses) gains on foreign currency forward contracts	1,565	(373)	4,787
Net unrealized (losses) gains on available-for-sale securities	4,707	(9,514)	11,540

Accumulated other comprehensive income	$18,982	$67,259	$100,444

Stock-Based Compensation

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

Stock Repurchase Program

        On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company during the fiscal year to date June 28, 2009 were purchased in open market transactions through this program. For the fiscal year June 28, 2009, the Company repurchased 1,909,649 shares for $23.6 million. As of June 28,

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

2009, the Company had not cancelled the repurchased shares of common stock and as such they are reflected as treasury stock in the June 28, 2009 consolidated balance sheet.

Concentration of Risk

        The Company is subject to concentrations of credit risk in their investments, derivatives, and trade accounts receivable. The Company maintains cash, cash equivalents and other securities with high credit quality financial institutions based upon the Company's analysis of that financial institution's relative credit standing. The Company's investment policy is designed to limit exposure to any one institution. The Company also is exposed to credit-related losses in the event of non-performance by counterparties to derivative instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. The Company considers the risk of counterparty default to be minimal.

        The Company sells its products to distributors and original equipment manufactures involved in a variety of industries including computing, consumer, communications, automotive and industrial. The Company has adopted credit policies and standards to accommodate industry growth and inherent risk. The Company performs continuing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. Reserves are provided for estimated amounts of accounts receivable that may not be collected. The Company maintains allowances for doubtful accounts and pricing disputes. These allowances as of fiscal years ended June 28, 2009 and June 29, 2008 were $5.1 million and $6.5 million, respectively.

Adoption of New Accounting Standards

        In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). FSP 107-1, and APB 28-1, amends FASB Statement No. 107, "Disclosures about the Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in all interim financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 had no material impact on the Company's consolidated financial statements, and will result in additional disclosures in the Company's interim periodic financial reports.

        In April 2009, the FASB issued FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", ("FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also indicates guidance on identifying circumstances that indicate a transaction is not orderly. The FSP affirmed that fair value, when the market for an asset is not active, is the price that would be received to sell the asset in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market). The FSP clarifies and includes additional factors for

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This FSP requires an entity to base its conclusions about whether a transaction was not orderly on the weight of the evidence. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard No. 115-2, and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments". This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this FSP, when an entity does not intend to sell the security and it is more likely than not that the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. This FSP applies only to debt securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 did not have a material impact on the Company's consolidated financial statements.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which established a single authoritative definition of fair value, sets out a framework for measuring fair value, and expands on required disclosures about fair value measurement. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2, "Partial Deferral of the Effective Date of Statement 157" ("FSP 157-2"), which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. FSP 157-2 is effective upon initial adoption of SFAS 157. The Company adopted SFAS 157 at the beginning of the first quarter of fiscal year 2009. The adoption of this statement resulted in additional disclosures but, did not have a material effect on the Company's consolidated financial statements (see Note 3).

        In October 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values, and the impact was not material (see Note 3).

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

Hedging Activities" ("SFAS 133") with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 during the third quarter of fiscal year 2009. See Note 5, "Derivative Financial Instruments".

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). This statement identifies the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement shall be effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company's financial statements.

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

        In April 2008, the FASB issued FASB Staff Position Financial Accounting Standard 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3") which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is still in the process of evaluating the impact, if any, of FSP 142-3 on its consolidated financial statements, but at this time the Company does not expect the adoption of FSP 142-3 will have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of the Generally Accepted Accounting Principles" ("SFAS 168"). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.

2. Discontinued Operations and the Divestiture

Sale of PCS Business

        On April 1, 2007, the Company completed the sale of its PCS Business to Vishay for $339.6 million, including $14.5 million of restricted cash temporarily held in escrow to cover indemnity obligations, if any, and the net cash retained from the assets of the entities being sold totaling approximately $49.4 million. Since the consummation of the Divestiture, a number of matters developed, as discussed in Note 13, "Commitments and Contingencies," that raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, the Company deferred recognition of the gain from continuing operations of $116.1 million. However, the Company recognized the loss from discontinued operations of $4.3 million.

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

        Although the Company divested itself of both the NAP and CP segments, the CP segment results were not included in discontinued operations, as the Company had significant ongoing involvement based on the significance of the cash flows to be derived from the transition services agreements ("TSAs") with Vishay. In fiscal year 2007, the Company recorded a tax benefit of $18.1 million in connection with the Divestiture transaction, of which $11.7 million was attributed to discontinued operations.

Loss on Divestiture from discontinued operations, before taxes	$(4,262)
Income tax benefit on Divestiture, discontinued operations	11,714

Gain on Divestiture from discontinued operations, after taxes	$7,452

        On June 25, 2009 the Company and Vishay entered into the Settlement Agreement which resolved the parties' disputes related to the Divestiture as well as the uncertainties which resulted in the deferral of the gain on Divestiture as discussed in Note 13, "Commitments and Contingencies." Pursuant to the Settlement Agreement the Company paid Vishay $30.0 million to settle certain claims made by Vishay

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Discontinued Operations and the Divestiture (Continued)

and an additional $0.5 million for certain quality claims related to products manufactured by the PCS Business prior to the Closing Date. Approximately $14.0 of the $15.0 million of restricted cash then held in an escrow account to secure the Company's indemnity obligations related to the Divestiture was released and included in the $30.0 million payment to Vishay. As a result of the resolution of the uncertainties related to the determination of the gain the Company recognized a gain in continuing operations of $96.1 million in fiscal year 2009.

        A summary of the changes in the deferred gain on Divestiture from July 1, 2007 through June 28, 2009, is as follows (in thousands):

Deferred gain on Divestiture, July 1, 2007	$116,059
Revision of value of net assets sold	(4,646)
Decrease in tax indemnification obligations of divested entities	1,196

Deferred gain on Divestiture, June 29, 2008	112,609
Decrease in tax indemnification obligations of divested entities and related currency effects	7,210
Correction of a prior period immaterial error related to stock rotation and warranty reserve	2,336
Reclassification of reserve as a result of termination of the Transition Product Services Agreement ("TPSA")	5,600
Reclassification of asset as a result of termination of the TPSA	(1,117)
Revised purchase price per settlement agreement	(30,000)
Cash received for profit sharing plan contribution	498
Less: Liability for indemnification obligation	(1,000)

Gain recognized on Divestiture, June 28, 2009	$96,136

        Under the terms of the original transaction agreement related to the Divestiture, the Company entered into license agreements pursuant to which it agreed to license certain of its technology related to the PCS Business to Vishay. In addition, as part of the Divestiture, the Company agreed to transfer certain other technology related to the PCS Business to Vishay. Vishay, in turn, agreed to license back to the Company such other technology. The Company also entered into certain TSAs for the sale and purchase of specified products, wafer and packaging services, manufacturing and other support services, for up to three years following the date of the Divestiture. The fair value of these transition agreements was recorded at $20.0 million for the transition services the Company was to provide to Vishay and $3.4 million for the transition services Vishay was to provide to the Company. As a result of the partial termination of the TPSA and the settlement agreement with Vishay, the unamortized balances of the fair value of these agreements were reclassified to the gain on Divestiture.

        The following table represents revenues and the components of discontinued operations for NAP segment, net of taxes for the fiscal year ended July 1, 2007. There were no revenues or expenses

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Discontinued Operations and the Divestiture (Continued)

included in discontinued operations for the TS or NAP operating segments for fiscal years 2009 and 2008. (in thousands):

2007
Revenue	$85,060

Operating loss before income taxes	(7,834)
Income tax benefit (expense)	12,089

Income (loss) from discontinued operations, net of taxes	$4,255

3. Fair Value Investments

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

        The following table sets forth, by Level, the Company's financial assets and liabilities that were measured at fair value on a recurring basis as of June 28, 2009 (in thousands):

	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
U.S. government and agency obligations	$242,735	$191,669	$51,066	$—
Corporate debt	685	—	685	—
Mortgage-backed securities	20,268	—	—	20,268
Asset-backed securities	20,562	—	—	20,562
Notes receivable	2,050	2,050	—	—
Equity securities	18,428	18,424	—	4
Employee deferred compensation plan	9,401	9,401	—	—
Foreign currency derivatives	1,109	—	1,109	—

Total financial assets	$315,238	$221,544	$52,860	$40,834

Fair value as a percentage of total	100.0%	70.3%	16.8%	12.9%

Level 3 as a percentage of total assets				2.8%

Financial Liabilities:
Employee deferred compensation plan	$5,453	$5,453	$—	$—

Total financial liabilities	$5,453	$5,453	$—	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Investments (Continued)

        Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company's condensed consolidated balance sheet as of June 28, 2009 as follows (in thousands):

	Total	(Level 1)	(Level 2)	(Level 3)
Assets and Liabilities:
Cash and cash equivalents	$49,493	$49,493	$—	$—
Short-term investments	113,247	109,786	1,860	1,601
Prepaid expenses and other receivables	1,280	—	1,280	—
Long-term investments	121,508	32,388	49,891	39,229
Other assets	29,881	29,877	—	4
Other accrued expenses	(171)	—	(171)	—
Other long-term liabilities	(5,453)	(5,453)	—	—

Total	$309,785	$216,091	$52,860	$40,834

Level 3 Valuation Techniques

        Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques, and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At June 28, 2009, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 28, 2009.

        The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable Level 3 inputs for the fiscal year ended June 28, 2009 (in thousands):

Balance at June 29, 2008	$126,275
Total gains (losses), realized and unrealized:
Included in earnings	(32,319)
Included in other comprehensive loss	11,244
Included in equity	4
Purchases, sales and settlements, net	(64,370)
Net transfers in (out) of Level 3	—

Balance at June 28, 2009	$40,834

        Losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings as shown above consist of other-than-temporary impairments for investments which are included in other expense and realized losses on sale of securities which are included in interest income.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Fair Value Investments (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        During the fiscal quarter ended June 28, 2009, the Company had no significant measurements of financial assets or liabilities at fair value on a nonrecurring basis.

4. Investments

        Available-for-sale securities as of June 28, 2009 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Asset-backed securities	$1,543	$58	$—	$58	$1,601
U.S. government and agency obligations	111,199	447	—	447	111,646

Total short-term investments	$112,742	$505	$—	$505	$113,247

Long-Term Investments:
Corporate debt	$385	$300	$—	$300	$685
U.S. government and agency obligations	79,024	2,570	—	2,570	81,594
Mortgage-backed securities	18,600	1,668	—	1,668	20,268
Asset-backed securities	17,818	1,143	—	1,143	18,961

Total long-term investments	$115,827	$5,681	$—	$5,681	$121,508

Notes receivable	$2,050	$—	$—	$—	$2,050
Equity securities	16,893	3,301	(1,766)	1,535	18,428

        Available-for-sale securities as of June 29, 2008 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized (Loss)/Gain	Market Value
Short-Term Investments:
Corporate debt	$34,181	$44	$(103)	$(59)	$34,122
U.S. government and agency obligations	67,507	132	(22)	110	67,617

Total short-term investments	$101,688	$176	$(125)	$51	$101,739

Long-Term Investments:
Corporate debt	$44,031	$205	$(466)	$(261)	$43,770
U.S. government and agency obligations	90,260	1,760	(325)	1,435	91,695
Mortgage-backed securities	96,204	546	(5,492)	(4,946)	91,258
Asset-backed securities	80,023	272	(3,338)	(3,066)	76,957

Total long-term investments	$310,518	$2,783	$(9,621)	$(6,838)	$303,680

Notes receivable	$2,050	$—	$—	$—	$2,050
Equity securities	22,826	4,365	—	4,365	27,191

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

        The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies. The common and preferred investments are shown as "Equity Securities" and "Notes Receivable" in the table above and are included in other assets on the consolidated balance sheets. The stocks are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange. Dividend income from these companies was $0.3 million, $0.6 million, and $0.8 million for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, respectively. Although the carrying value of one of these investments has declined significantly, the Company does not anticipate that it will dispose of this strategic investment for a loss within the near term.

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

        The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the fiscal year ended June 28, 2009 and June 29, 2008 were $39.2 million and $8.4 million. There were no other-than-temporary impairments in fiscal year 2007.

        The investments the Company determined were other-than-temporarily impaired were mortgage-backed securities, asset-backed securities, and corporate bonds with stated maturities ranging from 1 to 27 years (expected maturity from 3 months to 20 years) and an equity investment. As a result, the Company recorded an impairment charge of $33.3 million related to its investment in mortgage-back securities and asset-backed securities, $5.9 million related to its equity investment during fiscal year 2009 and $8.4 million related to mortgage-backed and asset backed securities in fiscal year 2008.

        As a result of the Company's third quarter review of its available for sale securities, the Company determined that one of its equity investments was significantly below the original purchase cost and had been for a prolonged period of time. The Company has the intent and ability to hold this investment indefinitely. However, in the Company's judgment, the security's value may not recover to its purchase cost. Accordingly, the Company has determined that this investment was other-than-temporarily impaired due to the prolonged downturn in the overall market and recorded an impairment charge of $5.9 million in fiscal year 2009. In reaching its conclusion, the Company reviewed the financial statements of the issuer investment activity in the issuer and price trends for the security.

        As of June 28, 2009, the Company had $40.8 million in investment positions in mortgage-backed securities and asset-backed securities that were in a loss position and which the Company does not

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

intend to hold until maturity. These securities were fair valued utilizing a cash flow model which relied upon tranche specific cash flow projections, the benchmark yield, assumed collateral performance and tranche specific yield. These investments were determined to be other than temporarily impaired due to the expectation of a prolonged economic slowdown weighing on the underlying assets of these securities. Such opinion is pervasive in the market. The Company does not believe that it is more likely than not prices will recover before these investment positions are sold. Additional information the Company considered in determining that these securities were other than temporarily impaired included quantitative information regarding the most recent delinquency rate, foreclosure or real estate-owned rate, current credit rating and the rating date, correlation of price change and benchmark yield change, net credit support, coverage ratio and effective maturity for these securities. Qualitative analysis considered past impairments, changes in prepayment speed and the magnitude of the unrealized loss.

        The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal year end (in thousands):

	Securities held in a loss position for less than 12 months at June 28, 2009		Securities held in a loss position for 12 months or more at June 28, 2009		Total in a loss position at June 28, 2009
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity Securities	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)

Total	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)

	Securities held in a loss position for less than 12 months at June 29, 2008		Securities held in a loss position for 12 months or more at June 29, 2008		Total in a loss position at June 29, 2008
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$37,473	$(485)	$6,182	$(84)	$43,655	$(569)
U.S. government and agency obligations	32,026	(347)	—	—	32,026	(347)
Mortgage-backed securities	43,297	(5,077)	1,893	(415)	45,190	(5,492)
Asset-backed securities	31,567	(2,915)	4,920	(423)	36,487	(3,338)

Total	$144,363	$(8,824)	$12,995	$(922)	$157,358	$(9,746)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

        The amortized cost and estimated fair value of investments at June 28, 2009, by contractual maturity, are as follows (in thousands):

Contractual Maturity(1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$112,742	$113,247
Due in 1-2 years	71,134	73,604
Due in 2-5 years	10,489	11,245
Due after 5 years	34,204	36,659

Total investments	$228,569	$234,755

    (1)
    Contractual maturity for asset-backed and mortgage-backed securities was based on initial contractual maturity dates.

        In accordance with the Company's investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

        Gross realized gains and (losses) were $5.8 million and $(9.2) million, respectively, for the year ended June 28, 2009. Gross realized gains and (losses) were $1.0 million and $(1.3) million, respectively, for the year ended June 29, 2008. Gross realized gains and (losses) were $0.4 million and $(2.2) million, respectively, for the year ended July 1, 2007. The cost of marketable securities sold was determined by the first-in, first-out method.

        During the fiscal year ended June 28, 2009, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $37.1 million from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

5. Derivative Financial Instruments

        The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate these risks and as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analyses. In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment. However, at June 28, 2009, and June 29, 2008, the Company's only derivatives were currency forward contracts and a foreign currency swap contract which were not designated as accounting hedges.

Interest Rates

        The Company is subject to interest rate risk through its investments. The objectives of the Company's investments in debt securities are to preserve principal and maintain liquidity while maximizing returns. To achieve these objectives, the returns on the Company's investments in short-term fixed-rate debt will be generally compared to yields on money market instruments such as

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

industrial commercial paper, LIBOR or Treasury Bills. Investments in longer term fixed rate debt will be generally compared to yields on comparable maturity Government or high grade corporate securities with an equivalent credit rating.

        The Company had no outstanding interest rate derivatives as of June 28, 2009.

        In December 2001 and April 2004, the Company entered into interest rate swap transactions with JPMorgan Chase Bank ("JPM"), to modify the Company's effective interest payable with respect to its outstanding convertible debt due on July 16, 2007 (the "Debt") (see Note 6, "Bank Loans and Long-Term Debt"). During the fiscal year ended July 1, 2007, these arrangements increased interest expense by $7.7 million.

        In April 2002, the Company entered into an interest rate contract (the "Contract") with an investment bank, Lehman Brothers ("Lehman"), to reduce the variable interest rate risk of the December 2001 Transaction. The Contract had no market value at June 29, 2008 as the LIBOR was below 5.5 percent and this was the last quarter that the Contract option could be elected. Mark-to-market losses of $0.6 million for fiscal year ended July 1, 2007 were charged to interest expense.

        On July 16, 2007, concurrent with the Debt's maturity, the interest rate swap transactions with JPM and the Contract with Lehman terminated. For the fiscal year 2008, the Company recorded a $5.7 million charge related to the termination of Debt and the related derivatives.

Foreign Currency Exchange Rates

        The Company generally hedges the risks of foreign currency denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, currency forward contracts or currency swaps. Translation gains and losses on these foreign currency denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in negligible net exposure.

        A significant amount of the Company's revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies. At various times, the Company has currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen. For example, in the United Kingdom, the Company has a sales office and a Semiconductor Fabrication Facility with revenues primarily in U.S. Dollars and Euro and expenses in British Pound Sterling. To protect against exposure to currency exchange rate fluctuations, The Company has established cash flow and balance sheet translation risk hedging programs. Currency forward contract hedges have generally been utilized in these risk management programs. The Company's hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

        In May 2006, the Company entered into a forward contract for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by its Japan subsidiary. The Company had designated the forward contract as a cash flow hedge. Under the terms of the forward contract, the Company was required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011. In December 2007, the Company terminated the forward contract and received $2.8 million of cash as part of the settlement. In accordance with SFAS 133, the net gain at the forward contract's termination date will continue to be reported in

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

accumulated other comprehensive income and recognized over the originally specified time period through March 2011, unless it is probable that the forecasted transactions will not occur.

        In October 2004, the Company's Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars. The transaction commencement date was March, 2005 and the termination date is April, 2011. Each month, the Company exchanges JPY 9,540,000 for $100,000. When the applicable currency exchange rate is less than or equal to 95.40, the Company exchanges JPY 18,984,600 for $199,000.

        The Company had approximately $26.2 million and $39.0 million in notional amounts of forward contracts not designated as accounting hedges under SFAS 133 at June 28, 2009 and June 29, 2008, respectively. Net realized and unrealized foreign-currency gains(losses) recognized in earnings, as a component of other expense, were $2.3 million, $(0.03) million and $3.8 million for the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, respectively.

        In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the preceding analysis.

        The Company adopted the provisions of SFAS No. 161 effective for the last two quarters of fiscal year 2009. At June 28, 2009, the fair value carrying amount of the Company's derivative instruments were as follows:

	Derivative Assets June 28, 2009		Derivative Liabilities June 28, 2009
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Currency forward contracts	Prepaid expenses and other receivables	$1,280	Other accrued expenses	$55
Forward currency swap contracts	Other assets	—	Other accrued expenses	116

Total		$1,280		$171

        The gain or (loss) recognized in earnings during the fiscal year ended June 28, 2009 was:

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		(In thousands)
Currency forward contracts	Other income (expense)	$2,275
Foreign currency swap contracts	Other income (expense)	(309)

Total		$1,966

6. Bank Loans and Long-Term Debt

        As of June 28, 2009 and June 29, 2008, the Company had no long-term debt outstanding.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Bank Loans and Long-Term Debt (Continued)

        On November 6, 2006, the Company entered into a five-year multi-currency revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, Bank of America, N.A., HSBC Bank USA, and Deutsche Bank AG (the "Facility"). Considering the Company's liquidity position at the time, the Company terminated the commitments of the lenders to provide further obligations. In connection therewith, on November 26, 2008, the Company and the lenders entered into a letter agreement providing for the termination of the obligations of each of the parties under the Facility (except for those obligations which by their terms expressly survive termination) upon the payment by the Company of the outstanding fees under the Facility, and the Facility terminated on November 28, 2008. The payment of outstanding fees did not include any early termination fees.

        During fiscal year 2009, the Company reduced its outstanding letters of credit from $4.3 million to $2.9 million. At June 28, 2009, the $2.9 million of outstanding letters of credit were outside the Facility, which terminated November 28, 2008. These letters of credit are secured by cash collateral provided by the Company in an amount equal to their face amount.

7. Stock-Based Compensation and Employee Benefit Plans

Employee Stock Participation Plan

        In November 2005, the Company's stockholders approved an amendment to its 1984 Employee Stock Participation Plan ("Amended ESPP"). The terms of the Amended ESPP provide that employees may designate between two and ten percent of their compensation to purchase shares of the Company's common stock at a price determined by a committee appointed by the Board of Directors (the "Committee"). The Committee will declare, prior to the start of a subscription period, that the purchase price for that subscription period shall be determined by applying a discount amount not to exceed 15 percent to either (1) the fair market value of a share of the Company's common stock on the grant date of that subscription period, or (2) the fair market value of a share of common stock on the subscription date of that subscription period, or (3) the lesser of the fair market value of a share of common stock on the grant date or on the subscription date of that subscription period. The Amended ESPP also provides that the subscription period shall be a six consecutive month period commencing on each grant date, unless declared by the Committee in advance of the applicable subscription period to be a shorter period. The Committee declared the Amended ESPP effective for employee participation beginning in January 2006 for a three-month subscription period, for purchase of the Company's common stock at a five percent discount from the fair market value on the subscription date. The maximum number of shares of the Company's common stock that may be delivered under this Amended ESPP is 4,500,000 shares. In April 2007, the Committee determined that participation in the Amended ESPP should be suspended due to the investigation led by the Audit Committee of the Company's Board of Directors ("Audit Committee") into the Company's accounting issues and practices and the resulting non-timely filing of its periodic SEC reports, and participation in the Amended ESPP remained suspended throughout fiscal years 2009 and 2008. During fiscal years ended June 28, 2009 and June 29, 2008, no shares were issued. During fiscal year ended July 1, 2007, 18,542 shares were issued at weighted average price per share of $33.90 and 755,542 remained unissued at June 28, 2009. For the fiscal year ended July 1, 2007, the Company received $0.6 million from shares issued under the stock participation plan.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

Stock Option Plans

        For the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 stock-based compensation awards were granted under one of two stock option plans: the 1997 Employee Stock Incentive Plan ("1997 Plan") and the 2000 Incentive Plan ("2000 Plan"). Options granted before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years. Options granted after November 22, 2004, generally became exercisable in annual installments of 33 1/3 percent beginning on the first anniversary date, and expire after five years.

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

        Under the 2000 Plan, options to purchase shares of the Company's common stock and other stock-based awards may be granted to the Company's employees, consultants, officers and directors. The terms of the 2000 Plan were substantially similar to those under the 1997 Plan. On November 22, 2004, the Company's stockholders approved an amendment to the 2000 Plan which increased the authorized number of shares to be granted from 7,500,000 to 12,000,000. The amendment changed the options expiration term on future grants to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be granted under the 2000 Plan after August 24, 2014. As of June 28, 2009, there were 2,408,209 shares available for future grants.

        The Company's employee stock option plan typically provides terminated employees a period of thirty days from date of termination to exercise their vested stock options. In certain circumstances, the Company has extended that thirty-day period for a period consistent with the plan. In accordance with SFAS No. 123(R), the extension of the exercise period was deemed to be a modification of stock option terms. Additionally, certain of these modified awards have been classified as liability awards within other accrued expenses as it was determined the Company does not have the current ability to settle the underlying shares with restricted stock. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards and recognized any change in fair value in its consolidated statements of operations in the period of change until the awards are exercised, expire or are otherwise settled. As a result of these modifications and the mark-to-market adjustments of the liability awards included in other accrued expenses, the Company recorded a charge of $5.9 million for the fiscal year ended July 1, 2007. In fiscal years 2009 and 2008, the Company continued to provide, from time to time, extensions to certain terminated employees to exercise their vested stock options. As a result of these actions, the Company recorded a net credit of $0.6 million for the fiscal year ended June 28, 2009 and recorded a charge of $0.3 million for the fiscal year ended June 29, 2008 for the modifications and mark-to-market adjustments associated with such extensions. The aggregate fair value of the liability awards included in other accrued expenses was $0.0 million at June 28, 2009.

        The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. Such shares are subject to registration under applicable securities laws, including pursuant to the rules and regulations promulgated by the Securities and Exchange Commission ("SEC"), unless an applicable exemption from there applies. The following table summarizes the stock option activity for

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, July 2, 2006	12,075	$40.35	—	$45,981
Granted	1,401	$36.66	$12.79	—
Exercised	(797)	$24.42	—	$12,490
Expired or forfeited	(925)	$43.80	—	—

Outstanding, July 1, 2007	11,754	$40.72	—	$29,921
Granted	—	—	—	—
Exercised	(15)	$12.63	—	$314
Expired or forfeited	(2,379)	$41.97	—	—

Outstanding, June 29, 2008	9,360	$40.43	—	$2,568
Granted	3,151	$15.16	$6.38	—
Exercised	(224)	$13.47	—	$411
Expired or forfeited	(4,039)	$42.71	—	—

Outstanding, June 28, 2009	8,248	$30.40	—	$3,738

        For the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, the Company received $3.0 million, $0.2 million and $19.5 million, respectively, for stock options exercised. Total tax benefit realized for the tax deductions from stock options exercised was $0.3 million, $0.1 million and $3.7 million for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, respectively.

        The following table summarizes the RSU activity for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, July 2, 2006	23	$49.09	$909
Granted	15	$42.44	—
Vested	(2)	$35.30	$71
Expired or forfeited	(27)	$44.45	—

Outstanding, July 1, 2007	9	$49.14	$337
Granted	—	—	—
Vested	—	—	—
Expired or forfeited	(8)	$49.23	—

Outstanding, June 29, 2008	1	$48.10	$13
Granted	446	$17.39	—
Vested	(92)	$12.06	$1,111
Expired or forfeited	—	—	—

Outstanding, June 28, 2009	355	$17.84	$5,215

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

        The Company's employee stock option plan permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the fiscal year ended June 28, 2009, the Company withheld RSUs representing 41,827 shares to fund a grantee's income tax obligations. There were no reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation for the fiscal years ending June 29, 2008, and July 1, 2007.

        The following table summarizes the stock options and RSUs outstanding at June 28, 2009, and the related weighted average price and life information (in thousands, except year and price data):

	June 28, 2009
	Outstanding			Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$ 0.00 to $12.95	2,142	4.01	$10.57	230	2.51	$12.30
$13.56 to $18.55	1,458	4.02	$18.01	201	3.12	$18.08
$19.49 to $35.30	1,521	1.23	$30.11	1,384	1.10	$29.90
$35.43 to $41.74	1,560	1.56	$39.78	1,444	1.47	$39.89
$41.87 to $52.29	1,411	1.15	$45.34	1,409	1.15	$45.34
$53.00 to $63.88	511	1.08	$58.68	511	1.08	$58.68

	8,603	2.44	$29.14	5,179	1.36	$38.48

        Additional information relating to the stock option plans, including employee stock options and RSUs, at June 28, 2009, June 29, 2008, and July 1, 2007, is as follows (in thousands):

	2009	2008	2007
Options exercisable	5,179	8,621	9,855
Options and RSUs available for grant	2,408	4,440	2,932
Total reserved common stock shares for stock option plans	11,011	13,800	14,695

        SFAS No. 123(R) requires that forfeitures are estimated at the time of grant rather than recorded as the options expire. Based on the Company's historical exercise and termination data, a five percent forfeiture rate is assumed for the majority of the options.

        For the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, stock-based compensation expense associated with the Company's stock options and RSUs, is as follows (in thousands):

	2009	2008	2007
Selling, general and administrative expense	$5,182	$9,013	$8,629
Research and development expense	1,773	1,762	4,273
Cost of sales	450	353	1,299

Total stock-based compensation expense	$7,405	$11,128	$14,201

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

        During the fiscal year 2009, a one-time $1.8 million decrease in stock option expense was recorded due to a correction of an error in accounting for stock options issued in prior periods. This one-time decrease primarily affected selling, general and administrative expense.

        The total unrecognized compensation expense for outstanding stock options and RSUs was $22.7 million as of June 28, 2009, and will be recognized, in general, over three years, except for one stock option award and RSU award made to the CEO. The awards to the CEO (which are included in the awards disclosed above), include an option to purchase 750,000 shares and an award of RSUs in the amount of 250,000 shares made to the CEO during fiscal year 2008 as provided for under his employment agreement. The Company estimated the value of the option awards for the CEO by using the Black-Scholes options pricing model with the following assumptions: (i) an expected life of the award of 4.6 years; (ii) risk free rate of 3.2 percent; (iii) Company stock price volatility of 45.0 percent and (iv) an annual dividend yield on the Company's common stock of 0.0 percent. The total unrecognized compensation expense for these grants was $8.4 million as of June 28, 2009, and will be recognized over 2.4 years. The weighted average number of years to recognize the total compensation expense (including that of the CEO) is 1.9 years.

        The fair value of the options associated with the above compensation expense for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, respectively, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected life	3.8 years	N/A	3.5 years
Risk free interest rate	1.99%	N/A	4.7%
Volatility	55.25%	N/A	40.0.%
Dividend yield	0.00%	N/A	0.0%

        The Company applies the SAB 107 "simplified" method to determine the expected life. SAB 107 provided a simplified formula for determining expected life in valuing stock options, to the extent that an entity cannot rely on its historical exercise data. Subsequent to the 2000 Plan amendments on November 22, 2004, the Company issued stock options with a five-year expiration and generally a three-year annual vesting term, whereas, prior to that date, the Company granted stock options with a seven- or ten-year expiration and generally a four- or five-year annual vesting term.

        The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.

        With respect to volatility, SAB 107 clarified that there is not a particular method of estimating volatility and to the extent that the Company has traded financial instruments from which it can derive the implied volatility, it may be appropriate to use only implied volatility in its assumptions. The Company has certain financial instruments that are publicly traded from which it can derive the implied volatility. The Company uses market implied volatility of options with similar terms for valuing its stock options. The Company believes implied volatility is a better indicator of expected volatility because it is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

Stockholder Rights Plan

        On August 2, 1996, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Plan") under which preferred stock purchase rights (the "Rights") have been and would continue to be granted for each outstanding share of the Company's common stock held at the close of business on August 14, 1996. The Plan was intended to ensure fair and equitable treatment for all stockholders in the event of unsolicited attempts to acquire the Company.

        While the Plan was in effect, the Rights would become exercisable ten business days after the earlier of: (i) a public announcement that a person or group (the "Acquirer") has acquired beneficial ownership of 20 percent or more of the Company's general voting power other than pursuant to a qualified offer or (ii) the announcement or commencement of a tender offer or exchange offer that would result in the acquisition of beneficial ownership of 20 percent or more of the Company's general voting power by a person or group. Once exercisable, each Right would entitle the holder to purchase one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $135, subject to adjustment to prevent dilution. If the Acquirer acquires 20 percent or more of the Company's general voting power, each Right (except those beneficially owned by the Acquirer) would entitle the holder to purchase either that number of the Company's common shares or common share equivalents having a market value of two times the exercise price of the Right. The Rights would have no voting power and could be redeemed at a price of $0.01 per Right up to and including the tenth business day after a public announcement that the Acquirer had acquired 20 percent or more of the Company's voting power. As of December 15, 1998, the Company amended and restated the Plan to remove the requirement that continuing director's vote in board approvals of certain corporate transactions.

        The original expiration date of the Plan and underlying Rights was August 14, 2006. By a series of amendments over the past three years, most recently on October 12, 2008, the Company extended the expiration date of the Plan from its original expiration date of August 14, 2006 to February 11, 2009. The Plan is no longer in effect.

Deferred Compensation Plan

        The Company has a deferred compensation plan which provides executive management and other key employees with the ability to defer the receipt of compensation in order to accumulate retirement funds on a tax-free basis. The Company does not make contributions to the deferred compensation plan or guarantee returns on the investments. Participant deferrals and investment gains and losses remain the Company's assets and are subject to claims of general creditors.

        The assets and liabilities of the deferred compensation plan are recorded at fair value each reporting period with the changes in fair value recorded in other income (expense). As of June 28, 2009 and June 29, 2008, the fair value of the assets was $9.4 million and $11.1 million, respectively, and the fair value of the liabilities was $5.5 million and $8.4 million. The Company recorded net changes in fair value for the deferred compensation plan in other income of $0.5, $0.4 and $0.2 for fiscal years 2009, 2008 and 2007, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

401(k) Plan

        The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement. The Company's contributions to the 401(k) plan were $3.0, $3.5, and $3.8 for fiscal years 2009, 2008 and 2007, respectively.

8. Asset Impairment, Restructuring and Other Charges

        Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination and relocation of employees and other related activities. Asset impairment, restructuring and other charges include program-specific exit costs recognized pursuant to SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," severance benefits pursuant to an ongoing benefit arrangement recognized pursuant to SFAS No. 112, "Employers' Accounting for Postemployment Benefits," and special termination benefits recognized pursuant to SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, research and development or selling, general and administrative expense, depending upon the classification and function of the employee terminated. Restructuring costs were expensed during the period in which all requirements of recognition were met.

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

  •
  December 2002 Initiative

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Asset Impairment, Restructuring and Other Charges (Continued)

        The following table summarizes restructuring charges incurred during the fiscal year ended June 28, 2009, June 29, 2008 and July 1, 2007 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	2009	2008	2007
Reported in asset impairment, restructuring and other charges
Asset Impairment	$48,885	$—	$5,878
Severance and workforce reduction costs	6,648	2,670	5,073
Other Charges	960	410	620

Subtotal	56,493	3,080	11,571
Discontinued operations	—	—	(1,173)

Total asset impairment, restructuring and other charges	$56,493	$3,080	$10,398

        In addition to the amounts in the table above, $0.7 million of workforce reduction expense related to retention bonuses was recorded in cost of sales during the fiscal year 2009 related to the restructuring initiatives.

        The following table summarizes changes in the Company's restructuring related accruals for fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	All Other(1)
Accrued severance and workforce reduction costs, July 2, 2006	$—	$—	$991

Charged to asset impairment, restructuring and other charges	—	—	5,073
Charged to operating expenses	—	—	3,393
Costs paid	—	—	(8,620)
Foreign exchange gains	—	—	(11)

Accrued severance and workforce reduction costs, July 1, 2007	—	—	826
Charged to asset impairment, restructuring and other charges	—	—	2,670
Charged to operating expenses	—	—	5,674
Costs paid	—	—	(8,095)
Foreign exchange gains	—	—	16

Accrued severance and workforce reduction costs, June 29, 2008	—	—	1,091
Charged to asset impairment, restructuring and other charges	1,815	3,610	1,678
Charged to operating expenses	—	468	238
Costs paid	(1,574)	(504)	(2,216)
Foreign exchange gains	118	—	1
Change in provision	—	(39)	(416)

Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376

(1)
All other includes accruals related to Research and Development Facility, Other Activities and Charges, PCS Divestiture, and the December 2002 Initiative.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Asset Impairment, Restructuring and Other Charges (Continued)

        The following table summarizes the total asset impairment, restructuring and other charges by initiative for the fiscal years 2009, 2008 and 2007:

	Newport, Wales	El Segundo	Research & Development Facility	Other Activities & Charges	PCS Divestiture	December 2002 Initiative	Total
Fiscal 2007 reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—	$5,878	$—	$5,878
Severance and workforce reduction costs	—	—	—		4,962	111	5,073
Other charges	—	—	—	(13)	158	475	620

Total fiscal 2007 asset impairment, restructuring and other charges(1)	$—	$—	$—	$(13)	$10,998	$586	$11,571

Fiscal 2008 reported in asset impairment, restructuring and other charges
Severance and workforce reduction costs	$—	$—	$2,670	$—	$—	$—	$2,670
Other charges	—	—	410	—	—	—	410

Fiscal 2008 total asset impairment, restructuring and other charges	$—	$—	$3,080	$—	$—	$—	$3,080

Fiscal 2009 reported in asset impairment, restructuring and other charges
Asset impairment	$48,885	$—	$—	$—	$—	$—	$48,885
Severance and workforce reduction costs	1,815	3,571	381	881	—	—	6,648
Other charges	33	654	273	—	—	—	960

Fiscal 2009 total asset impairment, restructuring and other charges	$50,733	$4,225	$654	$881	$—	$—	$56,493

(1)
Amounts disclosed for fiscal year 2007 include $1.2 million of discontinued operations asset impairment, restructuring and other charges.

Newport, Wales Fabrication Facility Consolidation Initiative

        The Company adopted a plan during the second quarter of fiscal year 2009 to consolidate its wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand. During the quarter ended June 28, 2009, due to a significant increase in demand, the Company decided to postpone this consolidation initiative, originally projected to be completed by December 2009, for at least six months to July 2010 or when sufficient alternative external capacity comes on-line. Although the plan was started in fiscal year 2009 and postponed in the

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Asset Impairment, Restructuring and Other Charges (Continued)

fourth fiscal quarter thereof, the Company expects to continue the consolidation plan after fiscal year 2010, with an estimated total pre-tax cost of approximately $52.4 million of which $48.9 million will be non-cash charges. The total pretax cost consists of severance and other workforce reduction costs of $1.8 million, asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facilities of $1.7 million. As a result of the adoption of this plan, the Company recorded a $48.9 million asset impairment charge during the fiscal year 2009 and $1.8 million of severance and other workforce reduction costs.

        Cash payments for this initiative were approximately $3.2 million during fiscal year 2009, and are estimated to be approximately $0.3 million during fiscal year 2010.

El Segundo, California Facility Closure Initiative

        The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The plan will be carried out during fiscal years 2009 and 2010 with an estimated total pre-tax cost of $11.4 million of which approximately $0.8 million will be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.4 million and other costs incurred to close or consolidate the facilities of $6.0 million. The restructuring charge recorded during fiscal year 2009 includes $3.6 million of severance costs and other workforce reduction costs and $3.0 million of other charges of which $2.5 million were recorded in cost of sales.

        Cash payments for this initiative were approximately $3.5 million, and are estimated to be $4.7 million and $3.2 million during fiscal year 2010 and thereafter, respectively.

Research and Development Facility Closure Initiative

        In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England R&D facility and its El Segundo, California R&D fabrication facility. The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $9.6 million. Of this amount, approximately $6.7 million represents the cash outlay related to this initiative. The Company estimates that the closure and exiting of these two facilities will be completed by the end of the fourth quarter of fiscal year 2011. Restructuring related cash payments were approximately $1.7 million for fiscal year 2009, of which $1.4 million related to severance expense, and are estimated to be $2.0 million and $0.1 million during fiscal year 2010, and thereafter, respectively.

Other Activities and Charges

        On January 15, 2009, the Company received written notification from Vishay terminating certain wafer processing services under the TPSA effective April 30, 2009. As a result, the Company recorded a charge for severance related to the partial termination of the contract during the third quarter of fiscal year 2009 of $0.9 million. The total cost related to the partial termination of the contract was $0.9 million, all of which were cash charges. Actions related to the partial termination of the contract were completed by the end of fiscal year 2009. The charges recorded in fiscal year 2008 relate to other smaller scale restructuring initiatives undertaken at local sites.

PCS Business Divestiture Initiative

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Asset Impairment, Restructuring and Other Charges (Continued)

The December 2002 Initiative

        In December 2002, the Company announced a restructuring initiative to better reposition itself for market conditions at the time and de-emphasize its commodity business. The restructuring plans included consolidating and closing certain manufacturing sites in designated facilities and discontinuing production in other facilities that could not support more advanced technology platforms or products. In addition, the Company sought to implement initiatives to lower overhead costs across its support organizations. As of the second quarter of fiscal year 2007, these restructuring activities were substantially completed.

Other Impairment Charges

        In addition to the Newport facility asset impairment of $48.9 million, during fiscal year 2009, the Company recorded an asset impairment of $2.8 million related to assets removed from service in its Tijuana, Mexico facility and certain contract manufacturing facilities and other facilities. Since the decision to remove these assets from service was in response to a reduction in demand and not related to an exit activity, the associated asset impairment charge was recorded in cost of sales, not in asset impairment, restructuring and other charges.

9. Segment Information

        At the beginning of the first quarter of fiscal year 2009, the Company's Chief Executive Officer ("CEO"), who is the chief operating decision maker, refined the definition of the Company's business segments by renaming its Aerospace and Defense ("A&D") segment as its HiRel segment, combining its previously identified PS segment with its Enterprise Power ("EP") segment and creating a new Automotive Products ("AP") segment which was previously reported within the Energy-Savings Products ("ESP") and Power Management Devices ("PMD") segments. Furthermore, some products that were previously reported under the EP segment are now reported under the PMD segment. Consequently, the Company now reports in six segments: EP, PMD, ESP, HiRel, AP, and IP. Additionally, the Company reported the ongoing work for Vishay under the TPSA (which had previously been reported as part of the PCS Business) as Transition Services ("TS"), separate from the Company's ongoing segments. This work declined substantially during the fourth quarter, and the small amount of remaining sales to Vishay will be incorporated into the Company's PMD segments beginning in the first quarter of fiscal year 2010. Prior year segment presentation has been recast to conform to the Company's current year presentation.

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

  •
  The HiRel segment includes the Company's RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and the Company's RAD-Hard™ DC/DC converters as well as other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines, and other defense and high-reliability applications including an expanding interest in heavy industry and biomedical applications. HiRel's strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in naturally harsh environments like space and undersea as well as applications that require a high level of reliability to address issues of safety, cost of failure or difficulty in replacement, like medical applications.

  •
  The EP segment includes the Company's LVICs (including XPhase® and SupIRBuck™), iPOWIR integrated Power Stages and low-voltage DirectFET® Power MOSFETs. Products within the EP segment are focused on data center applications (such as servers, storage, routers and switches), notebooks, graphics cards, gaming consoles and other computing and consumer applications. Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to the Company's customers for their next generation applications that require a higher level of performance and technical service.

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

  •
  The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Divestiture. After ongoing ramp-down in many of such services, Vishay terminated most wafer processing services under the TPSA effective April 30, 2009. The revenue from such terminating services represents all but an immaterial amount of the remaining revenue reported under the TS segment. Any revenue generated from these services during fiscal year 2010 will be reported in the PMD segment.

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

        For the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, revenue and gross margin by reportable segments were as follows (in thousands, except percentages):

	June 28, 2009			June 29, 2008
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$234,937	31.7%	11.0%	$330,016	33.5%	21.9%
Energy-Saving Products	151,086	20.4	36.7	166,316	16.9	34.7
HiRel	148,266	20.0	51.7	152,855	15.5	50.4
Automotive Products	52,861	7.1	21.0	85,170	8.6	31.7
Enterprise Power	87,477	11.8	37.1	160,365	16.3	36.2

Ongoing customer segments total	674,627	91.1	29.9	894,722	90.8	32.6
Intellectual Property	27,673	3.7	100.0	30,490	3.1	100.0

Ongoing segments total	702,300	94.9	32.6	925,212	93.9	34.9
Transition Services	38,119	5.1	(11.3)	59,618	6.1	0.4

Consolidated total	$740,419	100.0%	30.4%	$984,830	100.0%	32.8%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Segment Information (Continued)

	July 1, 2007
Business Segment	Revenues(1)	Percentage of Total	Gross Margin
Power Management Devices	$373,042	31.0%	34.3%
Energy-Saving Products	188,664	15.7	46.8
HiRel	157,008	13.1	51.2
Automotive Products	82,001	6.8	41.4
Enterprise Power	169,612	14.1	33.1

Ongoing customer segments total	970,327	80.7	40.7
Intellectual Property	44,171	3.7	100.0

Ongoing segments total	1,014,498	84.4	42.5
Transition Services	18,730	1.6	7.5
Commodity Products	169,241	14.0	17.1

Consolidated total	$1,202,469	100.0%	38.4%

        Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term investments, restricted cash, long-term deferred income taxes, goodwill and acquisition-related intangibles. Geographic information for the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007 is presented below (in thousands):

	2009	2008	2007
Revenues from Unaffiliated Customers
The United States	$218,781	$272,928	$329,741
Asia	364,795	484,516	599,576
Europe	129,169	196,896	228,981

Subtotal	712,745	954,340	1,158,298
Royalties (unallocated)	27,674	30,490	44,171

Total	$740,419	$984,830	$1,202,469

Long-lived Assets
The United States	$247,546	$286,088	$335,779
Asia	30,388	37,528	38,751
Europe	145,690	252,734	268,642

Total	$423,624	$576,350	$643,172

        No single customer accounted for more than ten percent of the Company's consolidated revenue for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

        (Loss) income from continuing operations before income taxes for the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Domestic	$(130,566)	$(154,624)	$75,361
Foreign	(21,512)	53,115	60,668

Total (loss) income from continuing operations before income taxes	$(152,078)	$(101,509)	$136,029

        The (benefit from) provision for income taxes from continuing operations for the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007 is as follows (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007
Current income taxes:
Domestic	$(15,008)	$(41,020)	$98,113
Foreign	6,246	17,112	23,934

	$(8,762)	(23,908)	122,047

Deferred income taxes:
Domestic	78,117	(16,132)	(54,441)
Foreign	25,984	(2,228)	(4,717)

	104,101	(18,360)	(59,158)

Total (benefit) provision	$95,339	$(42,268)	$62,889

        The tax benefit from options exercised reduced current income taxes payable for the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007 by $0.3 million, $0.1 million and $3.7 million, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The Company's effective tax rate on pretax (loss) income from continuing operations differs from the U.S. federal statutory tax rate for the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	—	3.1	2.7
Export tax incentive	—	—	(2.4)
Change in valuation allowance	(105.1)	1.2	0.7
Multijurisdiction taxation	4.7	2.5	2.8
Actual and deemed foreign dividends	(23.9)	(6.8)	9.1
Foreign tax credit	12.3	2.4	(2.5)
Research and development credit	3.1	2.1	(0.1)
Penalties and interest	14.6	11.1	4.0
Goodwill impairment	(3.6)	(7.1)	—
Divestiture—difference in book and tax basis	—	—	(3.6)
Other, net	0.2	(1.9)	0.5

Effective tax rate	(62.7)%	41.6%	46.2%

        The major components of the net deferred tax assets (liabilities) as of June 28, 2009 and June 29, 2008 are as follows (in thousands):

	June 30,
	2009	2008
Deferred tax assets:
Accrued expenses	47,394	34,062
Accrued compensation	16,768	17,885
Property, plant and equipment	64,093	40,768
Deferred gain on Divestiture	—	44,823
Unrealized loss on securities	—	905
Net operating loss carryforward	23,605	6,469
Research and experimental credits	39,043	33,753
Other tax credits	19,031	533
Other	45,795	10,006

Total deferred tax assets	255,729	189,204

Valuation allowance	(248,666)	(78,142)

Deferred tax liabilities:
Unrealized gain on securities	$(2,905)	$—
Unrealized gain on functional currency	(230)	(97)
Other	(1,943)	(11,527)

Total deferred tax liabilities	(5,078)	(11,624)

Net deferred tax assets	$1,985	$99,438

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies. In fiscal year 2009, the Company recorded a charge of $170.5 million related to establishing valuation allowances against its current deferred tax assets in the U.S. and the U.K. In accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), the Company evaluated its deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a "more likely than not" standard.

        As cumulative pre-tax losses for the current and prior two years in the Company's U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. Similarly, as cumulative pre-tax losses for the current and prior two years in the Company's Newport subsidiary constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards. In evaluating the positive evidence available, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. The Company did examine the four sources which allow the realization of deferred tax assets. They are: carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences. Of the four sources, loss carrybacks were the only meaningful one available to support the Company's ability to realize the tax benefit of its remaining U.S. federal current deferred tax assets. The Company determined that it would not carryback this taxable loss. However, the Company determined that it could avail itself of a tax planning strategy. Therefore, $2.6 million of deferred tax assets is recognized. A valuation allowance, therefore, was recorded on the remaining net U.S. deferred tax assets.

        With regards to the Company's Newport subsidiary, of the four sources of taxable income, there are no sources available to support the Company's ability to realize the tax benefit as U.K. tax law only allows the carryback of net operating losses one year. No taxes would be refundable from that carryback; accordingly no benefit to tax expense would be realized. Therefore, the Company recorded a full valuation allowance on the net U.K. deferred tax assets.

        The Company has federal, state and foreign net operating loss carryforwards. The federal net operating loss of $10.9 million will expire in 2030 and the foreign net operating losses of $44.1 million have no expiration. The California net operating loss of $57.9 million will expire in 2029 and 2030. The Company has a foreign tax credit of $18.7 million that will expire in 2020. The Company also has federal research credits of $4.8 million that will expire in 2030 and California research credits of $43.7 million that have no expiration. The Company has $1.6 million California Manufacturing Investment Credits that will expire in 2012.

        Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of operating loss carryforward and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred as of June 28, 2009 that would limit the Company's utilization of any operating loss carryforward or other tax attributes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        A reconciliation of unrecognized tax benefits from July 1, 2007 to June 28, 2009 is as follows (in thousands):

Beginning balances of July 1, 2007(1) (date of adoption)	$125,725
Increases for positions taken in current year	865
Increases for positions taken in a prior year	3,741
Decreases for positions taken in a prior year	—
Decreases for settlements with taxing authorities	(44,674)
Decreases for lapses in the applicable statute of limitation	—

Unrecognized tax benefits at June 29, 2008	$85,657

Increases for positions taken in current year	$1,399
Increases for positions taken in a prior year	45,424
Decreases for positions taken in a prior year	(59,984)
Decreases for settlements with taxing authorities	(629)
Decreases for lapses in the applicable statute of limitation	(5,643)

Unrecognized tax benefits at June 28, 2009	$66,224

    (1)
    Unrecognized tax benefits at July 1, 2007 includes $21.8 million of amounts previously classified as income taxes payable or reduction of deferred tax assets.

        As of June 28, 2009, the liability for income tax associated with uncertain tax positions was $66.2 million. If recognized, the liability associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $44.1 million which would reduce the Company's future effective tax rate.

        The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of June 29, 2008, the Company had accrued $31.4 million of interest and penalties related to uncertain tax positions. As of June 28, 2009, the Company had accrued interest and penalties of $22.0 million. The decrease in interest and penalties during fiscal year 2008 was primarily the result of filing amended U.S. federal tax returns for fiscal years 2004 to 2006 which included the payment of interest of approximately $4.2 million and the reversal of approximately $15.8 million of penalties and related interest that were partially offset by the accrual of additional interest and penalties of $2.6 million. In fiscal year 2009, the decrease in tax, interest and penalties is primarily due to the filing of U.S. federal amended returns for fiscal years 2001 to 2007 and the lapsing of certain U.S. and foreign jurisdictions' statute of limitations.

        The uncertain tax positions are expected to decrease from June 28, 2009 by approximately $7.0 million over the next twelve months primarily due to changes in positions taken and lapses in certain statutes of limitation, offset by small increases in uncertain tax positions in certain foreign tax jurisdictions.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        The Company has determined that in fiscal year 2010 it will file amended U.S. state income tax returns and will pay approximately $2.1 million in taxes and $1.1 in related interest and penalties to various U.S. state taxing authorities in connection with uncertain tax positions recorded for fiscal years 2001 through 2007.

        The Company's major tax jurisdictions are U.S. Federal, California, Japan, United Kingdom, Singapore, Germany, Hong Kong and Mexico. In the ordinary course of business, the Company is subject to examination by taxing authorities. As of June 28, 2009, the Company is no longer subject to U.S. federal income tax examinations for years before fiscal year ended July 4, 2004; California income tax examinations before fiscal year ended June 30, 2001; Japan income tax examinations before fiscal year ended June 30, 2002; United Kingdom before fiscal year ended June 30, 2003; Germany tax examinations before fiscal year ended July 2, 2006; Singapore and Mexico tax examination for assessment year ended December 31, 2001; and Hong Kong profits tax examinations before assessment year ended March 31, 2003.

        The Company concluded its tax examination for Germany for fiscal years ended June 30, 2002 through July 3, 2005. The Company is currently under tax examination in California for fiscal years ended June 30, 2001 through July 3, 2005, which is an expansion of the audit from fiscal years ended July 4, 2004 and July 3, 2005.

        The Company is pursuing refunds for income taxes it believes to have overpaid in certain jurisdictions. In these jurisdictions, the Company cannot determine that the realization of the tax refunds of $55.8 million is probable and as such, it has not recognized them as income tax benefits in its financial statements. The Company has determined it has overpaid $52.3 million of income taxes (which is included in the $55.8 million) in Singapore as a result of errors in its transfer pricing of intercompany transactions. The Company is also seeking refunds in Japan and Finland for $2.3 million and $1.2 million, respectively. The Company has determined its claim for a refund of tax is not probable and has not recognized benefit for such refund claims. Consequently, the Company has recorded both U.S. federal income taxes and Singapore income taxes with respect to certain fiscal years.

        The Company received notice of assessment from the Singapore tax authority due to the late filing of the Singapore subsidiary's fiscal year 2007 income tax return. The assessment of approximately $15.1 million was based upon the Company's transfer pricing methodology prior to fiscal year 2007. The Company has determined that collection on this assessment is not probable as it is more likely than not that its current transfer pricing methodology will be sustained.

        During fiscal 2009 the Company filed amended U.S. federal income tax returns and claimed a refund which the Company has not benefitted to the financial statements that the Company anticipates will range from $25.0 million to $30.0 million depending upon potential interest associated with the refund. The U.S. federal income tax returns for fiscal years 2004 to 2007 are currently under administrative review for submission to the Joint Committee on Taxation. The Company cannot at this time determine the timing of the completion of the administrative review and eventual review by the Joint Committee on Taxation.

        As of June 28, 2009, U.S. income taxes have not been provided on approximately $17.4 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

        As a matter of course, the Company is regularly audited by various taxing authorities. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution or a reduction of goodwill if it relates to purchased tax liabilities. The Company's interest and penalties associated with income taxes are included in both accrued income taxes and long-term income taxes payable, as appropriate. While it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter, the Company does not expect the results of these audits to have a material impact on its financial position or results of operations.

11. Net Income per Common Share

        The reconciliation of the numerator and denominator of the net (loss) income per common share—basic and diluted determined in accordance with SFAS No. 128 for the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007 (in thousands, except per share data) is as follows:

	Fiscal Year Ended June 28, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Data
Net loss per common share—basic:
Loss from continuing operations	$(247,417)	72,295	$(3.42)
Loss from discontinued operations, net of taxes	—	72,295

Net loss	$(247,417)	72,295	$(3.42)

Net loss per common share—diluted:
Loss from continuing operations	$(247,417)	72,295	$(3.42)
Income from discontinued operations, net of taxes	—	72,295	—

Net loss	$(247,417)	72,295	$(3.42)

	Fiscal Year Ended June 29, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Data
Net loss per common share—basic:
Loss from continuing operations	$(59,241)	72,819	$(0.81)
Income from discontinued operations, net of taxes	—	72,819	—

Net loss	$(59,241)	72,819	$(0.81)

Net loss per common share—diluted:
Loss from continuing operations	$(59,241)	72,819	$(0.81)
Loss from discontinued operations, net of taxes	—	72,819	—

Net loss	$(59,241)	72,819	$(0.81)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Net Income per Common Share (Continued)

	Fiscal Year Ended July 1, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Data
Net income per common share—basic:
Income from continuing operations	$73,140	72,421	$1.01
Loss from discontinued operations, net of taxes	4,255	72,421	0.06

Net income	$77,395	72,421	$1.07

Effect of dilutive securities:
Stock options and restricted stock units:
Income from continuing operations		512	$—
Loss from discontinued operations, net of taxes		512	—

Net income		512	$—

Net income per common share—diluted:
Income from continuing operations	$73,140	72,933	$1.00
Loss from discontinued operations, net of taxes	4,255	72,933	0.06

Net income	$77,395	72,933	$1.06

        As a result of the net loss for fiscal years ended June 28, 2009 and June 29, 2008, 8,144,217 and 8,040,342 of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for these periods, respectively. The computation of diluted earnings per share for the fiscal year ended July 1, 2007 did not include 8,994,284 of stock options which were antidilutive, as their exercise price was greater than the average market price of the common stock of the Company during this period.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Environmental Matters (Continued)

        As part of the environmental review process, the Company has in prior years provided certain disclosures of potential permit violations and other matters to local environmental authorities, including the South Coast Air Quality Management District ("SCAQMD") with respect to the Company's Temecula, California facility. The Company has taken steps to correct the alleged deficiencies. However, in October 2008, the Company received a notification of additional permit violations at such facility. The Company has not yet been assessed any penalties with respect to the disclosures made for alleged violations at that facility. In December 2008, the enforcement division for the SCAQMD requested information from the Company for the purposes of determining what further action to take with respect to alleged violations asserted prior to the District's October 2008 notification. In April 2009, the Company received a similar request with respect to alleged violations set forth in the District's October 2008 notification. The Company has responded to both the December 2008 and April 2009 requests, and have not received further notices from the SCAQMD regarding the alleged violations.

        In June 2009, the Company received a Notice of Violation and Request for Information Pursuant to 3007(a) of the Resource Conservation Recovery Act ("RCRA") from Region IX of the U.S. Environmental Protection Agency ("EPA") as a result of an inspection conducted by the EPA at the Company's Temecula, California facility in January 2009. The Company has responded to the EPA with respect to the NOV, has corrected certain deficiencies identified during the referenced inspection and is in the process of correcting certain others.

        During negotiations for the Divestiture, chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy. The Company has advised appropriate governmental authorities and has not received any further reply to its inquiries since the Company's initial communications with the governmental authorities. There are no current orders or directives on the matter outstanding from the governmental authorities against the Company.

        IR and Rachelle Laboratories, Inc. ("Rachelle"), a subsidiary of the Company that discontinued operations in 1986, were each named a potentially responsible party ("PRP") in connection with the investigation by the United States Environmental Protection Agency ("EPA") of the disposal of allegedly hazardous substances at a major superfund site in Monterey Park, California ("OII Site"). Certain PRPs who settled certain claims with the EPA under consent decrees filed suit in Federal Court in May 1992 against a number of other PRPs, including IR, for cost recovery and contribution under the provisions of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has settled all outstanding claims that have arisen against IR relating to the OII Site. No claims against Rachelle have been settled. The Company has taken the position that none of the wastes generated by Rachelle were hazardous.

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

        It remains the position of Rachelle that its wastes were not hazardous. In addition, Rachelle operated as an independent corporation and we do not believe that a complaining party would be successful in reaching the assets of IR even if it could prevail on a claim against Rachelle. Because Rachelle has not been sued, none of our insurers has accepted liability, although at least one of our insurers previously reimburse IR for defense costs for the lawsuit filed against IR. The Company has

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Environmental Matters (Continued)

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

13. Commitments and Contingencies

        The Company has operating leases for the use of certain real estate and equipment. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes. There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options. Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes. Total rental expense on all operating leases totaled $11.5 million, $11.1 million and $11.2 million in the fiscal years ended June 28, 2009, June 29, 2008, and July 1, 2007, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $3.9 million at June 28, 2009. In addition, there were no capital lease obligations as of June 28, 2009.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

        As of June 28, 2009, minimum fixed rentals required for the next five years and thereafter under operating leases are as follows:

Fiscal Year	Minimum Fixed Rentals
2010	$9.0
2011	5.9
2012	1.6
2013	0.9
2014	0.1
Thereafter	0.1

Total	$17.6

        During the fiscal year 2009 the Company entered into an amended foundry services agreement with one of its foundry suppliers, under which the Company is entitled to purchase up to 1,000 silicon wafers per week. Under the terms of the agreement, the Company may be required to advance funds or transfer equipment against future processing charges if the Company does not purchase minimum required amounts of dies or wafers determined on a quarterly basis. The maximum amount the Company would be required to advance under the agreement is $5.5 million of cash and equipment, at fair market value, with cash advances limited to a maximum of $2.5 million. If future purchases exceed a minimum level, a portion of the purchase price of these purchases will be credited against the advance. As of June 28, 2009, the Company had advanced $1.4 million to the foundry which was recorded in other assets as a long-term receivable on the balance sheet at June 28, 2009. As of June 28, 2009, the Company believes that the advances will be recovered through future purchases under the agreement.

        In connection with the Divestiture, in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. In fiscal year 2008, the divested entities' tax obligations increased to $20.7 million due to the impact of foreign currency translation on the underlying obligation partially offset by a decrease in the obligation resulting from the lapsing of a statute of limitation in a foreign tax jurisdiction. In fiscal year 2009, the divested entities tax obligations decreased to $7.3 million due to settlement of tax audits, lapsing of statute of limitations, and the decrease in foreign currency translation on the underlying obligation partially offset by an increase in adjustments arising from the filing of amended tax returns.

        Following the Divestiture, the Company commenced discussions with Vishay regarding the application of the net working capital adjustment formula in accordance with the terms of the definitive documents related to the Divestiture. Vishay also advised the Company that it believed certain forecasts it received from the Company during the Divestiture negotiations related to the Automotive Systems Business Unit ("ASBU") of the PCS Business were "materially overstated" and "based upon assumptions that the management of the Company at the time knew to be unfounded and unsupportable." As part of its claim, Vishay also alleged that non-disclosure and concealment of future prospects related to the ASBU business caused Vishay to suffer damages attributable to, among other things, the purchase price for ASBU, subsequent operational losses and the costs incurred by Vishay in connection with its subsequent divestment of the ASBU business. In addition, Vishay advised the Company of certain other potential claims, including, but not limited to, certain product quality claims

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingencies (Continued)

related to PCS Business products transferred to Vishay but manufactured prior to the consummation of the Divestiture and a claim regarding certain chemicals found in the ground water at its former manufacturing plant in Borgaro, Italy.

        On June 25, 2009 the Company and Vishay entered into the Settlement Agreement which resolved certain claims made by Vishay related to the sale of the PCS Business and provides for the release of the Company and certain related parties from all past, present and future claims, liabilities or obligations related to the Divestiture except for certain specified claims. Pursuant to the Settlement Agreement the Company paid Vishay $30.0 million to settle these claims and an additional $0.5 million to settle certain quality claims relating to products of the PCS Business manufactured prior to the Divestiture. These amounts were recorded as a reduction of the gain on divestiture. The Settlement Agreement also provides for the release to the Company of all funds held in an escrow account established in connection with the sales of the PCS Business except for $1.0 million which will be retained in the escrow account until June 2010 for the purpose of securing future indemnification obligations of the Company.

        In addition to settling claims related to the sale of the PCS Business the Settlement Agreement amended the covenant not to compete such that the Company is not prohibited from designing, developing and manufacturing or selling certain MOSFETs and diodes which may have been prohibited under the original covenant not to compete. Certain other product quality claims and the environmental claim regarding the Borgaro, Italy location were excluded from the release provided by Vishay.

14. Litigation

        International Rectifier Securities Litigation.    Following the Company's disclosure on April 9, 2007, that its Audit Committee was conducting an Internal Investigation into certain revenue recognition matters, a series of putative class action lawsuits was filed against the Company in the United States District Court for the Central District of California. The complaints were filed on behalf of a putative class of purchasers of Company stock from October 27, 2005 through April 9, 2007, and named as defendants the Company and certain of its present and former officers and directors. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 arising out of alleged accounting irregularities at the Company's Japan subsidiary. On July 22, 2007, the court consolidated all of the actions under the caption In re International Rectifier Corporation Securities Litigation (formerly Edward R. Koller v. International Rectifier Corporation, et., al.) , No. CV 07-02544-JFW (VBKx) (C.D. Cal.), and appointed the Massachusetts Laborers' Pension Fund and the General Retirement System of the City of Detroit (together, "Lead Plaintiffs") as co-lead plaintiffs.

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

        On January 7, 2009 the Court issued orders referring the matter for mediation, setting September 1, 2009 as the last day for a settlement conference, October 26, 2009 as the discovery cutoff, and January 12, 2010 as the first day of trial. On March 17, 2009 plaintiffs filed a motion for certification of the putative class, which was set for hearing on August 10, 2009.

        On July 29, 2009, an agreement in principle was reached to settle the action. The proposed settlement is subject to negotiation and execution of a formal settlement agreement and is dependent upon final approval by the United States District Court for the Central District of California. The proposed settlement would resolve all class members' claims against the Company and certain of its former officers and directors. It would provide for a payment to the plaintiffs of $90 million, of which $45.0 million is to be paid by the Company's insurance carriers and $45.0 million by the Company. Class members will receive notice and have a right to object to and/or opt out of the settlement. Final consummation of the settlement will occur upon the entry of final judgment by the court approving the settlement as fair to all class members. The timing of approval process is dependent upon the court's calendar. However, the Company expects that the approval process will be completed before the end of the calendar year 2009. The parties have agreed to suspend all discovery and other litigation activity in this case while the settlement papers are being prepared. The Company has accrued a reserve of $45.0 million in fiscal year 2009 for this settlement.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Litigation (Continued)

        IR demurred to plaintiff's complaint on December 22, 2008 and the matter was set for hearing on March 17, 2009. On March 4, 2009, plaintiff notified the Court that he intended to file an amended complaint in lieu of seeking to further oppose IR's demurrer. That same day, the Court issued an order vacating the March 17, 2009 hearing on demurrer, requiring plaintiff to file an amended complaint no later than April 3, 2009, and requesting that the parties file a further status update by no later than April 17, 2009. On March 3, 2009 plaintiff filed an amended complaint. The amended complaint is brought solely as a derivative action and alleges substantially the same causes of action as were alleged derivatively in the complaint filed August 1, 2008. The Company demurred to the amended complaint on the ground that plaintiff lacks standing to bring this action. On August 13, 2009, the Court sustained the Company's demurrer to the amended complaint with prejudice. On August 14, 2009, the Company filed a proposed final judgment of dismissal of the action with prejudice. The Court directed plaintiff to file any objections to the proposed judgment within ten days. Plaintiff will have an opportunity to appeal the judgment of dismissal.

        Litigation Arising from Vishay Proposal.    On August 15, 2008, shortly after the Company's disclosure that Vishay Intertechnology,  Inc. ("Vishay") had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation , No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint named as defendants the Company and all current directors and alleged that the Vishay proposal was unfair and that acceptance of the offer would constitute a breach of fiduciary duty by the board. Five other substantively identical complaints seeking the same relief were filed in the same court and, on October 3, 2008, were consolidated under the caption of the lead case. On October 28, 2008, plaintiffs filed a consolidated amended complaint purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the board breached its fiduciary duty by rejecting the Vishay proposal.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Litigation (Continued)

        On May 26, 2009, the Court entered a final judgment in Zhao dismissing the action with prejudice. On June 24, 2009, plaintiffs in Zhao filed a notice of appeal from the final judgment of dismissal. The Company intends to continue to defend against the claims asserted against it in this action vigorously.

        On or about July 20, 2009, plaintiff in City of Sterling and the Company entered into a memorandum of understanding regarding settlement of the City of Sterling action, pursuant to which, inter alia, the derivative claims asserted in the action will be dismissed with prejudice and the Company will pay to plaintiffs' counsel $60,000 in attorneys' fees.

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

        IXYS Litigation.    In June 2000, the Company filed International Rectifier Corporation v. IXYS Corporation, Case No. CV-00-06756-R, in the United States District Court for the Central District of California (the "IXYS IP Action"). The Company's complaint alleged that certain IXYS Corporation ("IXYS") MOSFET products infringed certain of the Company's patents. After proceedings, including a jury trial on damages, in the District Court and an initial appeal, a jury trial on infringement and damages was held commencing in September 2005, with the jury finding that IXYS was infringing certain claims of Patent No. 4,959,699 and awarding IR $6.2 million in damages through September

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Litigation (Continued)

2005. In September 2006, the District Court entered the final judgment and permanent injunction based on the jury verdict. IXYS again appealed. In an opinion issued in February 2008, the Federal Circuit ruled against IR and reversed the judgment. In July 2008, the Company filed a petition with the Supreme Court of the United States for a writ of certiorari, which was denied in October 2008. The proceedings are now at an end. The Company gave Notice of Satisfaction of Judgment in favor of IXYS on February 19, 2009. On March 24, 2009, IXYS filed a lawsuit in the Superior Court of the State of California, County of Santa Clara, Case No. 109CV138093, naming the Company and certain others as defendants and alleging malicious prosecution regarding the IXYS IP Action. The complaint seeks damages, including without limitation, punitive and exemplary damages. The Company has been served with the Complaint and filed a Special Motion to Strike the Complaint (an anti-SLAPP motion) pursuant to California Code of Civil Procedure Section 425.16. On July 30, 2009, the Court granted the anti-SLAPP motion, thereby striking the complaint and dismissing the action. Plaintiff has the right to appeal the decision; if the dismissal is appealed, the Company intends to defend against the appeal vigorously.

        EPC/Alex Lidow Litigation.    In September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC) alleging improper and unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program. The complaint also alleged breach of contract and civil racketeering. In response to the suit, one of the defendants, Aixtron AG, filed a parallel action against the Company in a German civil court in Aachen, Germany. Judgment in the action in Germany was entered in favor of Aixtron AG and against the Company. In addition, certain of the defendants in the EPC case filed motions in the U.S. District Court. On February 6, 2009, the U.S. District Court dismissed the EPC case, granting leave to amend the suit and re-file. On March 16, 2009, the Company refiled the suit in the Los Angeles Superior Court, Case No. BC409749, and intends to vigorously pursue its claims in that action. On March 16, 2009, Alex Lidow and EPC filed suit in the Los Angeles Superior Court, Case No. BC409750, against the Company alleging claims arising out of Lidow's employment with and separation from the Company, and for violations of the California Labor Code and California Business and Professions Code, and alleging the Company unfairly competed and interfered with EPC. The Company filed a demurrer to the breach of express contract claim and the Business and Professions Code claim which the Court granted with leave to amend on July 22, 2009. Lidow and EPC did not amend the complaint and the Company has now answered the complaint. The Company intends to vigorously defend against that action.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Data (Unaudited)

        The following table sets forth a summary of the Company's quarterly financial information for each of the four quarters in the fiscal year ended June 28, 2009 (in thousands, except per share data):

	Three Months Ended
Year Ended June 28, 2009	September 28, 2008(1)	December 28, 2008(1)	March 29, 2009(1)	June 28, 2009(2)(3)	Year Ended June 28, 2009
Revenues	$244,474	$189,746	$146,642	$159,557	$740,419
Cost of sales	148,082	125,403	115,706	126,372	515,563

Gross profit	96,392	64,343	30,936	33,185	224,856
Selling, general and administrative expense	64,877	61,528	52,704	82,959	262,068
Research and development expense	24,717	24,901	22,379	26,214	98,211
Impairment of goodwill	—	—	23,867	—	23,867
Amortization of acquisition-related intangible assets	1,097	1,098	1,096	1,117	4,408
Asset impairment, restructuring and other charges	471	48,976	7,117	(71)	56,493
Gain on divestiture	—	—	—	(96,136)	(96,136)

Operating income (loss)	5,230	(72,160)	(76,227)	19,102	(124,055)
Other expense, net	14,582	10,626	11,599	2,910	39,717
Interest (income) loss, net	(5,060)	769	(4,091)	(3,312)	(11,694)

Income (loss) from continuing operations before income taxes	(4,292)	(83,555)	(83,735)	19,504	(152,078)
Benefit (provision) from income taxes	(106)	106,197	(1,163)	(9,589)	95,339

Net income (loss)	$(4,186)	$(189,752)	$(82,572)	$29,093	$(247,417)

Net income (loss) per common share:
Basic:
Net income (loss) per share	$(0.06)	$(2.61)	$(1.15)	$0.41	$(3.42)

Diluted:
Net income (loss) per share	$(0.06)	$(2.61)	$(1.15)	$0.41	$(3.42)

Average common shares outstanding—basic	72,843	72,692	72,102	71,538	72,295

Average common shares and potentially dilutive securities outstanding—diluted	73,843	72,692	72,102	71,596	72,295

(1)
Operating results for the first three quarters of fiscal year 2009 have been restated to conform to the current presentation with regard to the Company's change in method of accounting for patent-related costs, see Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies".

(2)
In the fourth quarter of fiscal year 2009, Management recorded as part of the tax provision a $5.7 million benefit. This item relates to a correction of the amount that the Company recorded upon the realization of a deferred tax asset in its fiscal year 2007 financial statements. While the amount is material for the fourth quarter of fiscal year 2009, it is not material for the fiscal year as a whole or the year in which the error occurred.

(3)
During the fourth quarter of 2009, the Company refined the methodology used for accounting for production cost variances to develop a model that better responds to sudden changes in the business environment such as the demand volatility, low factory utilization, excess capacity costs and slower

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Data (Unaudited) (Continued)

  inventory turns that were experienced throughout the 2009 economic downturn. In addition, during the fourth quarter of 2009, the Company adjusted its North American product return accrual to respond to recent changes in actual returns during the quarter. The overall impact of these items in the quarter ended June 28, 2009 was a reduction in Gross Profit of approximately $5.4 million.

(4)
During the first three quarters of fiscal year 2009, the Company's statements of cash flows were misstated in that cash flows used in operating activities was an overstated outflow, with an offsetting amount being recorded in the effect of exchange rate changes on cash equivalents. The corrections to each of those two lines of the prior statements of cash flows are included in the tables below:

	Three Months September 28, 2008
	As reported	Adjustment	As adjusted
Net cash (used in) provided by operating activities	(19,890)	3,759	(16,131)
Net cash (used in) investing activities	(1,140)		(1,140)
Net cash provided by financing activities	852		852
Effect of exchange rate changes on cash and equivalents	2,496	(3,759)	(1,263)
Net (decrease) in cash and cash equivalents	(17,682)	—	(17,682)

	Six Months December 28, 2008
	As reported	Adjustment	As adjusted
Net cash (used in) provided by operating activities	(10,456)	6,358	(4,098)
Net cash provided by investing activities	92,165		92,165
Net cash (used in) financing activities	(4,877)		(4,877)
Effect of exchange rate changes on cash and equivalents	2,094	(6,358)	(4,264)
Net increase in cash and cash equivalents	78,926	—	78,926

	Nine Months March 29, 2009
	As reported	Adjustment	As adjusted
Net cash (used in) provided by operating activities	(39,523)	7,696	(31,827)
Net cash provided by investing activities	101,111		101,111
Net cash (used in) financing activities	(11,546)		(11,546)
Effect of exchange rate changes on cash and equivalents	2,989	(7,696)	(4,707)
Net increase in cash and cash equivalents	53,031	—	53,031

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Quarterly Financial Data (Unaudited) (Continued)

        The following table sets forth a summary of the Company's quarterly financial information for each of the four quarters in the fiscal year ended June 29, 2008 (in thousands, except per share data):

	Three Months Ended
Year Ended June 29, 2008	September 30, 2007(1)	December 30, 2007(1)	March 30, 2008(1)	June 29, 2008(1)	Year Ended June 29, 2008
Revenues	$266,194	$262,736	$252,224	$203,676	$984,830
Cost of sales	168,809	170,683	185,694	136,821	662,007

Gross profit	97,385	92,053	66,530	66,855	322,823
Selling, general and administrative expense	66,000	69,211	74,285	78,334	287,830
Research and development expense	27,219	28,083	25,957	24,553	105,812
Impairment of goodwill	—	—	—	32,624	32,624
Amortization of acquisition-related intangible assets	1,057	1,053	1,054	1,492	4,656
Asset impairment, restructuring and other charges	35	7	1,916	1,122	3,080

Operating income (loss)	3,074	(6,301)	(36,682)	(71,270)	(111,179)
Other expense, net	6,129	1,305	3,846	8,143	19,423
Interest income, net	(7,893)	(7,829)	(6,841)	(6,530)	(29,093)

Income (loss) from continuing operations before income taxes	4,838	223	(33,687)	(72,883)	(101,509)
Benefit from income taxes	(6,080)	(445)	(13,232)	(22,511)	(42,268)

Net income (loss)	$10,918	$668	$(20,455)	$(50,372)	$(59,241)

Net income (loss) per common share:
Basic:
Net income (loss) per share	$0.15	$0.01	$(0.28)	$(0.69)	$(0.81)

Diluted:
Net income (loss) per share	$0.15	$0.01	$(0.28)	$(0.69)	$(0.81)

Average common shares outstanding—basic	72,811	72,814	72,826	72,826	72,819

Average common shares and potentially dilutive securities outstanding—diluted	73,257	73,151	72,826	72,826	72,819

(1)
Operating results for fiscal year 2008 have been restated to conform to the current presentation with regard to the Company's change in method of accounting for patent-related costs, see Note 1, "Business, Basis of Presentation and Summary of Significant Accounting Policies".

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Subsequent Events

        On July 29, 2009, the Company reached an agreement in principle to settle the securities class action lawsuit pending against the Company and certain of its former officers or directors, entitled, In re International Rectifier Corporation Securities Litigation (formerly Edward R. Koller v. International Rectifier Corporation, et., al.), Civil Action No. 07-02544-JFW (VBKx), in the United States District Court for the Central District of California. The settlement is subject to negotiation and execution of a formal settlement agreement and is dependent upon final approval by the United States District Court for the Central District of California. The proposed settlement would resolve all class members' claims against the Company and certain of its former officers and directors. It would provide for a payment to the plaintiffs of $90.0 million, of which $45.0 million is to be paid by the Company's insurance carriers and $45.0 million by the Company. Class members will receive notice and have a right to object to and/or opt out of the settlement. Final consummation of the settlement will occur upon the entry of final judgment by the court approving the settlement as fair to all class members. The timing of approval process is dependent on the court's calendar. However, the Company expects that the approval process will be completed before the end of the calendar year 2009. Litigation of the case has been suspended pending court approval of the proposed settlement. The Company has accrued a reserve of $45.0 million in fiscal year 2009. See Note 14, "Litigation, International Rectifier Securities Litigation."

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

        Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2009. Based on our evaluation and the identification of the material weaknesses in our internal controls over financial reporting, our CEO and CFO concluded that, as of June 28, 2009, our disclosure controls and procedures were not effective.

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

        Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of June 28, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").

        A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting described above, management has identified the following control deficiencies that constituted individually or in the aggregate material weaknesses in our internal control over financial reporting as of June 28, 2009:

  1.
  We did not maintain an effective IT general control environment. Specifically, we did not maintain effective controls over the restriction of access to incompatible functions within certain business system applications, giving rise to the opportunity to record or process transactions inconsistent with the user's roles and responsibilities. Additionally, we did not maintain effective controls to monitor system developer's access to make modifications to source code and data in certain business applications.

  2.
  We did not maintain effective controls over the completeness and accuracy of our period end financial reporting processes for certain transactions, including controls with respect to review and analysis of supporting documentation of various accounting transactions and monitoring of certain accounts. Throughout the year, including the fourth quarter, numerous prior period adjustments (which were immaterial to each period, both individually and in the aggregate) were identified, mostly relating to transactions from prior years, but also some from earlier periods in the current year.

  3
  We did not maintain effective controls over the preparation, review, presentation and disclosure of our consolidated statement of cash flows. Specifically, the controls were not effective to ensure that cash flows from the effect of exchange rate changes and certain other items related to operating activities were presented correctly as part of cash flows from operating activities in the consolidated statement of cash flows in accordance with generally accepted accounting principles, as opposed to being reflected within the effect of exchange rate changes on cash and cash equivalents. The net effect of the errors had no impact to total cash and cash equivalents but did cause a change in line item presentation.

  4.
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

Because of the material weaknesses described above, management has concluded that we did not maintain effective internal control over financial reporting as of June 28, 2009. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting which is included below.

Plans for Remediation of Material Weaknesses

        We have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures. We have begun the implementation of some of the measures described below and are in the process of developing and implementing remediation plans to address our material weaknesses. Our remediation plans include many actions that are in various stages of completion and designed to strengthen our internal controls over financial reporting. They include the following:

  IT General Controls—We will continue to review and evaluate our business applications and remove those conflicts where users may have the ability to process transactions which are inconsistent with the user's roles and responsibilities and identify controls to mitigate the risk. In addition, we have implemented monitoring controls over the developer's access to modify certain business applications but we have not yet had a sufficient period of time to complete the assessment of the effectiveness of our newly implemented controls. These controls monitor the developers access to ensure that the modification to source code and data have been appropriately authorized, tested and approved.

  Period End Financial Reporting Process—We have hired various personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles ("GAAP") commensurate with our financial reporting requirements. In December 2008 and February 2009, we hired a Vice President, Corporate Controller, and a Director, Financial Reporting, respectively, both reporting directly to the CFO. We believe we have adequately engaged a sufficient complement of skilled personnel and we will continue to supplement our accounting staff with external advisors and technical accounting staff, as needed. We have implemented certain analytical procedures as part of our closing process to ensure that we have additional monitoring controls designed to improve the accuracy of our financial statements. Additionally, we continue to improve and implement more rigorous period end reporting processes to include improved controls and procedures involving review and approval of accounting transaction supporting documentation. We will continue to reinforce the importance of understanding GAAP.

  Cash Flows—Beginning in the fourth quarter of the fiscal year 2009, we transitioned the preparation of the cash flow statement internally to newly hired personnel with the appropriate accounting knowledge rather than relying on outside consultants. During the transition, we were able to identify the issues and accurately reflect the proper reporting of the consolidated cash flow statement. We will continue to enhance procedures and controls which include improved training and review processes to ensure proper preparation, review, presentation and disclosure of amounts included in our consolidated statement of cash flows.

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

Changes in Internal Control Over Financial Reporting

        During the fiscal year 2009, specific actions by us to improve our internal control over financial reporting and remediate our material weaknesses previously reported included: hiring key executive management team members; conducting training on various compliance programs; implementing improved review procedures over accrual accounting, foreign currency exchange rate calculation, and journal entry preparation and support; implementing improved controls to monitor proper revenue recognition; and finally, improving our records retention program. There were no other changes in internal control over financial reporting during the fiscal year ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
International Rectifier Corporation

        We have audited International Rectifier Corporation and Subsidiaries' internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Rectifier Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in controls related to the company's IT general control environment; completeness and accuracy of its period end financial reporting processes for certain transactions; preparation, review, presentation and disclosure of its Consolidated Statement of Cash Flows; and accounting for income taxes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated August 27, 2009 on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, International Rectifier Corporation and Subsidiaries have not maintained effective internal control over financial reporting as of June 28, 2009, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Los Angeles, California
August 27, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2009 Annual Meeting of Stockholders (the "Proxy Statement"), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding executive officers of the Company is included in Part I under the caption "Executive Officers of the Registrant." Other information required by this Item will appear in the Proxy Statement under the headings "Proposal No. 1-Election of Directors"; Additional Information-Section 16(a) Beneficial Ownership Reporting Compliance; "Corporate Governance"; "Additional Information for 2010 Annual Meeting", which sections are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item will appear in the Proxy Statement under the headings "Executive Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," and "Corporate Governance," which sections are incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of June 28, 2009 about the Company's Common Stock that may be issued upon the exercise of options granted to employees or members of the Company's Board of Directors under the Company's existing Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,247,617	$30.40	(1)	2,408,209	(2)
Equity compensation plans not approved by security holders	—	—		—

Total	8,247,617	$30.40		2,408,209

(1)
Calculated exclusive of outstanding restricted stock unit awards

(2)
Includes shares available for future issuance under the 1984 Employee Stock Participation Plan

        Other information required by this Item will appear in the Proxy Statement under the heading "Security Ownership of Principal Stockholders and Management," which section is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item will appear in the Proxy Statement under the headings "Corporate Governance," "Related Policy Transition Policy" and "Certain Relationships and Related Transactions," which sections are incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item will appear in the Proxy Statement under the heading "Proposal No. 3-Ratification of Appointment of Independent Registered Public Accounting Firm," "Independent Auditor," and "Independent Auditor Fees" which sections are incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  a.
  Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 60.

  b.
  Exhibits filed as part of this report are listed on the Exhibit Index on page 153.

EXHIBIT INDEX

        Incorporated By Reference:

Exhibit No.	Item	Document
3(a)	Certificate of Incorporation of International Rectifier Corporation, as amended to date	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.1)
3(b)	Amended and Restated Bylaws of International Rectifier Corporation	Form 10-Q—for the quarterly period ended September 30, 2005, filed with the Securities and Exchange Commission on November 14, 2005. (Exhibit 3.2)
4(a)	Amended and Restated Rights Agreement between International Rectifier Corporation and Chase Mellon Shareholder Services, LLC, dated as of December 15, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 4(a))
4(b)

Indenture, dated as of July 19, 2000, between International Rectifier Corporation and Wells Fargo Bank Minnesota, National Association, as Trustee, including the form of 4 1/4 Percent Convertible Subordinated Note Due 2007 as Exhibit A thereto

Current Report on Form 8-K, dated July 19, 2000, filed with the Securities and Exchange Commission. (Exhibit 4.1)
4(c)

Registration Rights Agreement, dated as of July 19, 2000, by and among International Rectifier Corporation, as Issuer, and Morgan Stanley & Co. Incorporated, J.P. Morgan & Co. and Banc of America Securities LLC

Current Report on Form 8-K, dated July 19, 2000, filed with the Securities and Exchange Commission. (Exhibit 4.2)
10(a)*	Amendment to International Rectifier Corporation 1984 Stock Participation Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 12, 1994, Registration No. 33-53589. (Exhibit 4.1)
10(b)*	Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities Exchange Commission on September 30, 1998. (Exhibit 10(ab))

Exhibit No.	Item	Document
10(c)*	Amendment to the Executive Employment Agreement between International Rectifier and Eric Lidow, dated April 12, 1995	Form 10-K—Annual Report for fiscal year ended June 30, 1995. (Exhibit 10(r))
10(d)*	Amendment dated April 12, 1995 to the Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow	Form 10-K—Annual Report for fiscal year ended June 30, 1995 filed with the Securities and Exchange Commission on August 25, 1995. (Exhibit 10(r))
10(e)*	International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow dated October 24, 1995 and amended as of February 22, 1996	Form 10-K—Annual Report for fiscal year ended June 30, 1996, filed with the Securities and Exchange Commission on September 25, 1996.(Exhibit 10(p))
10(f)*	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)
10(g)*	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(h)*	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)
10(i)*	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)
10(j)*	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ab))
10(k)*	First Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996 and June 22, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ac))

Exhibit No.	Item	Document
10(l)*

Second Amendment to International Rectifier Corporation Grantor Trust for Retirement Benefits for Eric Lidow, dated October 25, 1995 and amended as of February 22, 1996, June 22, 1998, and August 5, 1998

Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ad))
10(m)*	Amendment to Executive Employment Agreement dated May 15, 1991 between International Rectifier Corporation and Eric Lidow amended as of June 22, 1998 and August 5, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission on September 30, 1998. (Exhibit 10(ae))
10(n)*	First Amendment dated September 29, 1999, to Consulting, Nondisclosure, Severance and Resignation Agreement between Derek Lidow and International Rectifier Corporation, dated as of May 10, 1999	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 10(ag))
10(o)*	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(p)*	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(q)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)
10(s)*	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(t)*	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 2)
10(u)*	Amendment, dated as of March 22, 2001, to ISDA Master Agreement dated as of July 1, 1999, between International Rectifier and BNP Paribas	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 3)

Exhibit No.	Item	Document
10(v)	Executive Agreement date June 28, 2001 between International Rectifier Corporation and Gerald Koris	Form 10-K—Annual Report for fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002. (Exhibit 10(ao))
10(w)*	Amended and Restated International Rectifier Corporation 2000 Stock Incentive Plan, effective as of November 24, 2004.	Current Report on Form 8-K dated, November 24, 2004, filed with the Securities and Exchange Commission. (Exhibit 99.1)
10(x)*	International Rectifier Corporation Deferred Compensation Plan	Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.1)
10(y)*

Master Trust Agreement, effective as of November 11, 2004, between International Rectifier Corporation, a Delaware corporation, and Wilmington Trust Company, a Delaware corporation, as trustee, to evidence the master trust to be established pursuant to the International Rectifier Corporation Deferred Compensation Plan

Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.2)
10(z)*	Amended and Restated 1984 Stock Participation Plan, effective as of November 21, 2005	Current Report on Form 8-K, dated November 21, 2005, filed with the Securities and Exchange Commission. (Exhibit 99.1)
10(aa)*	Credit Agreement, dated June 27, 2006, between International Rectifier Southeast Asia Pte. Ltd., and Bank of America, N.A. as Administrative Agent and Sole Initial Lender	Current Report on Form 8-K, dated July 3, 2006, filed with Securities Exchange Commission. (Exhibit 10.1)
10(bb)	First Amendment to the Amended and Restated Rights Agreement dated August 11, 2006	Form 10-K—Annual Report for fiscal year ended June 30, 2006, dated September 15, 2006, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(cc)	May 8, 2006 Confirmation between BNP Paribas Paris and International Rectifier Corp. Dated as of July 1, 1999, as Amended	Form 10-K—Annual Report for fiscal year ended June 30, 2006, dated September 15, 2006, filed with the Securities and Exchange Commission. (Exhibit 10.2)

Exhibit No.	Item	Document
10(dd)

Credit Agreement, dated November 6, 2006, by and among the Company, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents

Current Report on Form 8-K, dated November 9, 2006, filed with Securities and Exchange Commission. (Exhibit 99.1)
10(ee)	Guaranty, Dated June 27, 2006, Executed by International Rectifier Corporation in Favor of Bank of America, N.A.	Current Report on Form 8-K dated July 3, 2006, filed with Securities Exchange Commission. (Exhibit 10.2)
10(ff)	Transition and General Release Agreement, dated October 9, 2006, by and between Walter Lifsey and International Rectifier Corporation	Current Report on Form 8-K, dated October 12, 2006, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(gg)*

Master Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of the Target Companies and certain of the assets of International Rectifier Corporation

Current Report on Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(hh)

Asset Purchase Agreement, dated November 8, 2006, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd. and Vishay Intertechnology, Inc. with respect to certain assets of its Power Control Systems Business

Current Report on Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.2)
10(ii)

Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Electronic Motion Systems Ltd.

Current Report on Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.3)
10(jj)

Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Canada Limited

Current Report on Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.4)

Exhibit No.	Item	Document
10(kk)

Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology,  Inc. with respect to all outstanding capital stock of IR Germany Holdings

Current Report on Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.5)
10(ll)

Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier (India) Limited

Current Report on Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.6)
10(mm)

Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Corporation Italiana S.p.A.

Current Report on Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.7)
10(nn)

Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of Xi'an IR Micro-Electronics Co., Ltd.

Current Report on Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.8)
10(oo)	Transition Services Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Current Report on Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(pp)	First Amendment to Master Purchase Agreement and Stock Purchase Agreement, dated January 23, 2007, by and between International Rectifier Corporation and Vishay International, Inc.	Form 10-Q—for the quarterly period ended December 31, 2006, filed with the Securities and Exchange Commission on February 9, 2007. (Exhibit 10.1)
10(qq)	Second Amendment to the Amended and Restated Rights Agreement, dated November 20, 2006, by and between International Rectifier Corporation and Mellon Investor Services	Form 10-Q—for the quarterly period ended December 31, 2006, filed with the Securities and Exchange Commission on February 9, 2007. (Exhibit 10.2)

Exhibit No.	Item	Document
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

Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(ss)	Technology License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(tt)	Technology License Back Agreement, dated April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation	Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)
10(uu)	Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.3)
10(vv)	IR Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.4)
10(ww)	Amended and Restated Transition Services Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.5)
10(xx)

Transition Product Services Agreement, dated April 1, 2007, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology and Vishay Asia Logistics Pte Ltd.

Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.6)
10(yy)	Transition Buy Back Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.7)

Exhibit No.	Item	Document
10(zz)	Transition IGBT/Auto Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.8)
10(aaa)	Indemnification Escrow Agreement, dated April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent	Current Report on Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.9)
10(bbb)

Amendment No. 1, dated May 4, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent

Current Report on Form 8-K, dated May 8, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(ccc)

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

Current Report on Form 8-K, dated May 8, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)

Exhibit No.	Item	Document
10(ddd)

Amendment No. 2, dated June 27, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent

Current Report on Form 8-K, dated July 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(eee)

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

Current Report on Form 8-K, dated September 19, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(fff)	Separation Agreement, dated October 2, 2007, by and between International Rectifier Corporation and Alex Lidow	Current Report on Form 8-K, dated October 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(ggg)*	Form of Option Grant Commitment Letter	Current Report on Form 8-K, dated October 23, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(hhh)*	Severance Agreement, dated October 29, 2007, between International Rectifier Corporation and Donald R. Dancer	Current Report on Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.1)

Exhibit No.	Item	Document
10(iii)*	Severance Agreement, dated October 29, 2007, between International Rectifier Corporation and Linda J. Pahl	Current Report on Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(jjj)*	Form of Executive Officer Severance Agreement	Current Report on Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(kkk)*	Form of Key Employee Severance Agreement	Current Report on Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(lll)*	Compensation Agreement Letter, dated October 29, 2007, between International Rectifier Corporation and Donald R. Dancer	Current Report on Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.5)
10(mmm)*

Third Amendment to the Amended and Restated Rights Agreement, dated November 14, 2007, by and between International Rectifier Corporation and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, LLC)

Current Report on Form 8-K, dated November 16, 2007, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(nnn)

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

Current Report on Form 8-K, dated December 17, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(ooo)	Employment Agreement, dated February 6, 2008, by and between International Rectifier Corporation and Oleg Khaykin	Current Report on Form 8-K, dated February 11, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)

Exhibit No.	Item	Document
10(ppp)*	Letter Agreement, dated March 6, 2008, by and between International Rectifier Corporation and Donald R. Dancer	Current Report on Form 8-K, dated March 12, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(qqq)*	Letter Agreement, dated March 6, 2008, by and between International Rectifier Corporation and Linda J. Pahl	Current Report on Form 8-K, dated March 12, 2008, filed with the Securities Exchange Commission. (Exhibit 10.2)
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

Current Report on Form 8-K, dated March 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(sss)	Offer Letter, dated March 31, 2008, by and between International Rectifier Corporation and Michael Barrow	Current Report on Form 8-K, dated April 3, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(ttt)*	Agreement, dated April 17, 2008, by and between International Rectifier Corporation and Eric Lidow	Current Report on Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(uuu)*	Separation Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Linda J. Pahl	Current Report on Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(vvv)*	Consulting Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Pahl Consulting, Inc.	Current Report on Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(www)*	Letter Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Peter B. Knepper	Current Report on Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(xxx)*	Form of Severance and General Release Agreement, dated May 30, 2008, between International Rectifier Corporation and Marc Rougee	Current Report on Form 8-K, dated June 12, 2008, filed with the Securities Exchange Commission. (Exhibit 99.1)

Exhibit No.	Item	Document
10(yyy)	Form of Indemnification Agreement approved for directors and executive officers of International Rectifier Corporation	Current Report on Form 8-K, dated September 15, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(zzz)*	Offer Letter executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(aaaa)*	Severance Agreement executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(bbbb)*

Fourth Amendment to the Amended and Restated Rights Agreement, dated as of October 12, 2008, by and between International Rectifier Corporation and Mellon Investor Services LLC (f/k/a/ ChaseMellon Shareholder Services, LLC)

Current Report on Form 8-K, dated October 12, 2008, filed with the Securities and Exchange Commission. (Exhibit 4.1)
10(cccc)*	Amendment to Letter Agreement, executed October 22, 2008, between International Rectifier Corporation and Peter B. Knepper	Current Report on Form 8-K, dated October 16, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(dddd)*	Amendment No. 1 to Consulting Agreement dated October 16, 2008, between International Rectifier Corporation and Pahl Consulting, Inc.	Current Report on Form 8-K, dated October 16, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(eeee)*	Form of Non-Employee Director Option Agreement	Form 10-Q—for the quarterly period ended September 30, 2008, filed with the Securities and Exchange Commission on November 6, 2008. (Exhibit 10.6)
10(ffff)*	Amendment to Employment Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.6)
10(gggg)*	RSU Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.7)
10(hhhh)*	Option Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.8)

Exhibit No.	Item	Document
10(iiii)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.9)
10(jjjj)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.10)
10(kkkk)*	Amendment to Compensation Agreement Letter, dated December 29, 2008, entered into between International Rectifier Corporation and Donald R. Dancer	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.11)
10(llll)*	Amendment to Severance Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Donald R. Dancer	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.12)
10(mmmm)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.13)
10(nnnn)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.14)
10(oooo)*	Revised form of RSU Award Agreement under International Rectifier Corporation's 2000 Incentive Plan (Amended and Restated as of November 22, 2004)	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.15)
10(pppp)*	Amendment to Employment Agreement, dated as of February 17, 2009, by and between International Rectifier Corporation and Donald R. Dancer	Current Report on Form 8-K, dated February 17, 2009, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(qqqq)*	2000 Incentive Plan Revised Non Employee Director Option Form	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.9)
10(rrrr)*	International Rectifier Corporation Deferred Compensation Plan, Amended and Restated as of January 1, 2009	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.10)

Exhibit No.	Item	Document
10(ssss)*	Amendment No. 2 to Consulting Agreement, dated as of April 21, 2009, by and between International Rectifier Corporation and Pahl Consulting, Inc.	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.11)
10(tttt)*	Project Work Agreement, dated as of May 6, 2009, by and between International Rectifier Corporation and Tatum, LLC	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.12)
10(uuuu)

Confidential Settlement Agreement and Release, Amendment No. 1 to Transition Buy Back Die Supply Agreement, Amendment No. 2 to Technology License Agreement, Amendment No. 7 to Master Purchase Agreement, and Amendment No. 3 to Asset Purchase Agreement, dated June 25, 2009, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation

Current Report on Form 8-K/A, dated June 25, 2009, filed with the Securities and Exchange Commission. (Exhibit 10.1)
14	Code of Ethics	Current Report on Form 8-K, dated November 28, 2005 filed with the Securities and Exchange Commission. (Exhibit 99.1)

*
Denotes management contract or compensatory plan or arrangement.

Submitted Herewith:

        See page 60 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

10.1	Offer Letter Agreement, dated May 16, 2008, between International Rectifier Corporation and Timothy Bixler*
10.2	Severance Agreement, dated June 8, 2008, between International Rectifier Corporation and Timothy Bixler*
10.3	Amendment to Offer Letter, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler*
10.4	Amendment to Severance Agreement, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler
18.1	Letter Regarding Change in Accounting Principle
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm-Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP
24	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)
	By:	/s/ ILAN DASKAL
Date: August 27, 2009		Ilan Daskal Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD J. DAHL* Richard J. Dahl	Chairman of the Board	August 27, 2009
/s/ JACK O. VANCE* Jack O. Vance	Director	August 27, 2009
/s/ ROCHUS E. VOGT* Rochus E. Vogt	Director	August 27, 2009
/s/ JAMES D. PLUMMER* James D. Plummer	Director	August 27, 2009
/s/ ROBERT ATTIYEH* Robert Attiyeh	Director	August 27, 2009
/s/ THOMAS A. LACEY* Thomas A. Lacey	Director	August 27, 2009
/s/ MARY B. CRANSTON* Mary B. Cranston	Director	August 27, 2009
/s/ OLEG KHAYKIN* Oleg Khaykin	Director and Chief Executive Officer (Principal Executive Officer)	August 27, 2009

*By:	/s/ ILAN DASKAL Ilan Daskal Attorney- in- fact	August 27, 2009

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 28, 2009, June 29, 2008, and July 1, 2007
(In thousands)

	Balance at beginning of year	Additions (reductions) charged to costs and expenses(1)	Deductions (2)(3)	Balance at end of year
2009
Accounts receivable reserve	$6,525	$6,660	$(8,083)	$5,102
Inventory valuation reserve	89,368	(7,191)	(19,136)	63,041
Deferred income tax valuation allowance	78,142	184,333	(13,809)	248,666
2008
Accounts receivable reserve	$8,401	$387	$(2,263)	$6,525
Inventory valuation reserve	71,655	49,984	(32,271)	89,368
Deferred income tax valuation allowance	68,228	14,155	(4,241)	78,142
2007
Accounts receivable reserve	2,672	5,729	—	8,401
Inventory valuation reserve	42,576	33,579	(4,500)	71,655
Deferred income tax valuation allowance	73,445	55,076	(60,293)	68,228

(1)
Additions charged to costs and expenses relating to accounts receivable are net of reductions to estimated reserves.

(2)
Deductions relating to accounts receivable reserve include uncollectible accounts written-off, net of recoveries.

(3)
Deductions relating to inventory valuation reserve include the write-off of obsolete and scrap inventory, revaluation of federal, state and foreign valuation allowance, and the effect of SFAS No. 52, "Foreign Currency Transactions."