Form 10-Q
period 2009-09-27
INTERNATIONAL RECTIFIER CORP /DE/
filed 2009-11-06
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7935
International Rectifier Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-1528961 (I.R.S. Employer Identification No.)
101 N. Sepulveda Blvd El Segundo, California (Address of Principal Executive Offices)	90245 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 726-8000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 71,275,516 shares of the registrant’s common stock, par value $1.00 per share, outstanding on October 31, 2008.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate. These forward-looking statements involve risks, uncertainties and assumptions. When we use words such as “believe,” “expect,” “anticipate,” “will” or similar expressions, we are making forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct. The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our opinion only as of the date hereof. We undertake no duty or obligation to revise these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission (“SEC”).

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 27, 2009	September 28, 2008
Revenues	$179,371	$244,474
Cost of sales	132,014	148,082
Gross profit	47,357	96,392
Selling, general and administrative expense	43,582	64,877
Research and development expense	22,827	24,717
Amortization of acquisition-related intangible assets	1,094	1,097
Asset impairment, restructuring and other charges	167	471
Operating (loss) income	(20,313)	5,230
Other expense, net	778	14,582
Interest income, net	(3,970)	(5,060)
Loss before income taxes	(17,121)	(4,292)
Benefit from income taxes	(221)	(106)
Net loss	$(16,900)	$(4,186)
Net loss per common share—basic	$(0.24)	$(0.06)
Net loss income per common share—diluted	$(0.24)	$(0.06)
Average common shares outstanding—basic	71,218	72,843
Average common shares and potentially dilutive securities outstanding—diluted	71,218	72,843

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	September 27, 2009	September 28, 2008
Net loss	$(16,900)	$(4,186)
Other comprehensive loss:
Foreign currency translation adjustments	(4,156)	(23,871)
Unrealized losses on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $2,657 and $0, respectively	2,209	(6,464)
Reclassification adjustments of net gains on foreign currency forward contract	(1,566)	(196)
Other comprehensive loss	(3,513)	(30,531)
Comprehensive loss	$(20,413)	$(34,717)

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 27, 2009	June 28, 2009
Assets
Current assets:
Cash and cash equivalents	$292,499	$365,761
Restricted cash	3,925	3,925
Short-term investments	199,116	113,247
Trade accounts receivable, net	112,928	97,572
Inventories	152,586	151,121
Current deferred tax assets	1,248	1,223
Prepaid expenses and other receivables	30,002	28,556
Total current assets	792,304	761,405
Long-term investments	95,278	121,508
Property, plant and equipment, net	358,684	369,713
Goodwill	74,955	74,955
Acquisition-related intangible assets, net	10,727	11,821
Long-term deferred tax assets	7,913	7,994
Other assets	55,652	53,911
Total assets	$1,395,513	$1,401,307
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,627	$62,570
Accrued income taxes	8,417	6,830
Accrued salaries, wages and commissions	20,890	22,325
Current deferred tax liabilities	2,793	2,793
Other accrued expenses	116,201	114,043
Total current liabilities	218,928	208,561
Long-term deferred tax liabilities	5,266	4,439
Other long-term liabilities	53,270	53,055
Total liabilities	277,464	266,055
Commitments and contingencies
Stockholders’ equity:
Common shares	73,181	73,101
Capital contributed in excess of par value of shares	984,916	981,786
Treasury stock, at cost	(23,632)	(23,632)
Retained earnings	68,115	85,015
Accumulated other comprehensive income	15,469	18,982
Total stockholders’ equity	1,118,049	1,135,252
Total liabilities and stockholders’ equity	$1,395,513	$1,401,307

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 27, 2009	September 28, 2008
Cash flow from operating activities:
Net loss	$(16,900)	$(4,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,558	16,622
Amortization of acquisition-related intangible assets	1,093	1,097
Stock compensation expense	2,539	1,190
Provision for bad debt	41	225
Provision for inventory write-downs	(5,135)	951
Deferred income taxes	(1,830)	163
Other-than-temporary impairment of investments	1,905	15,198
(Gain) loss on derivatives	(1,256)	178
(Gain) loss on sale of investments	(2,560)	927
Changes in operating assets and liabilities, net	(2,425)	(52,260)
Other	901	3,764
Net cash used in operating activities	(7,069)	(16,131)
Cash flow from investing activities:
Additions to property, plant and equipment	(9,466)	(4,799)
Proceeds from sale of property, plant and equipment	50	19
Additions to restricted cash	—	(34)
Sale or maturities of investments	52,757	60,086
Purchase of investments	(110,420)	(57,444)
Other, net	—	1,032
Net cash used in investing activities	(67,079)	(1,140)
Cash flow from financing activities:
Proceeds from exercise of stock options and stock participation plan	870	981
Net settlement of restricted stock units	(192)	—
Other, net	—	(129)
Net cash provided by financing activities	678	852
Effect of exchange rate changes on cash and cash equivalents	208	(1,263)
Net decrease in cash and cash equivalents	(73,262)	(17,682)
Cash and cash equivalents, beginning of period	365,761	320,464
Cash and cash equivalents, end of period	$292,499	$302,782

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

International Rectifier Corporation (“IR” or the “Company”) designs, manufactures and markets power management semiconductors. Power management semiconductors address the core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features on electronic devices and prolonging battery life.

The Company pioneered the fundamental technology for power metal oxide semiconductor field effect transistors (“MOSFETs”) in the 1970s, and estimates that the majority of the world’s planar powerMOSFETs use its technology. Power MOSFETs are instrumental in improving the ability to manage power efficiently. The Company’s products include power MOSFETs, high voltage analog and mixed signal integrated circuits (“HVICs”), low voltage analog and mixed signal integrated circuits (“LVICs”), digital integrated circuits (“ICs”), radiation-resistant (“RAD-Hard™”) power MOSFETs, insulated gate bipolar transistors (“IGBTs”), high reliability DC-DC converters, Automotive Products modules, and DC-DC converter type applications.

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and therefore do not include all information and notes normally provided in audited financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, which are located in North America, Europe and Asia. Intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the Company’s results of operations, financial position, and cash flows have been included. The results of operations for any interim period are not necessarily indicative, nor comparable to the results of operations for any other interim period or for a full fiscal year. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009 filed with the SEC on August 27, 2009 (the “2009 Annual Report”).

Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the Sunday closest to June 30. The three months ended September 2009 and 2008 consisted of 13 weeks ending on September 27, 2009 and September 28, 2008, respectively.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheet as of September 27, 2009 as follows (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$38,997	$38,997	$—	$—
Short-term investments	199,116	176,257	22,859	-
Long-term investments	95,278	32,255	27,979	35,044
Other assets	35,398	33,245	—	2,153
Other accrued expenses	(1,375)	—	(1,375)	—
Other long-term liabilities	(7,128)	(7,128)	—	—
Total	$360,286	$273,626	$49,463	$37,197
Fair value as a percentage of total	100.0%	76.0%	13.7%	10.3%
Level 3 as a percentage of total assets				2.7%

The fair value of investments, derivatives, and other assets and liabilities are disclosed in Note 2, Note 3, and Note 9, respectively.

During the three months ended September 27, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.

Level 3 Valuation Techniques

Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques, and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include a non-transferable put option on a strategic investment and certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At September 27, 2009, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 27, 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable Level 3 inputs for the fiscal year ended September 27, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at June 28, 2009	$—	$40,834	$40,834
Total gains or losses (realized or unrealized):
Included in earnings (or changes in net assets)	—	1,338	1,338
Included in other comprehensive income	—	1,345	1,345
Purchases, issuance, and settlements	2,149	(8,469)	(6,320)
Transfers in and/or out of level 3	—	—	—
Ending balance at September 27, 2009	$2,149	$35,048	$37,197

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Gains and losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings as shown above consist of mark to market adjustments for derivatives and other-than-temporary impairments for investments which are included in other expense and realized losses on sale of securities which are included in interest income

Subsequent Events

The Company has evaluated subsequent events through November 6, 2009, which represents the date the financial statements were issued.  The Company did not identify any subsequent events that required disclosure.

Out-of-Period Adjustments

Included in the results for the three months ended September 27, 2009, are corrections of prior period errors, some of which increased and some of which decreased net loss. Based on the Company's current financial condition and results of operations, management has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current period to date, both individually and in the aggregate.

Adoption of New Accounting Standards

In June, 2009, the FASB issued ASC update No. 2009-01, “Topic-105-Generally Accepted Accounting Principles, amendments based on Statement of financial Accounting Standards No. 168-The FASB Accounting Standards Codification and hierarchy of Generally Accepted Accounting Principles”.  The objective of this Topic is to establish the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This update is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of FASB ASC Update No. 2009-01 during the first three months of fiscal 2010 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued Accounting Standards Codification (“ASC”) 805-10, “Business Combinations” (“FASB ASC 805-10”).  Under FASB ASC 805-10, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  In addition, acquired in-process research and development (“R&D”) is capitalized as an intangible asset and amortized over its estimated useful life.  The adoption of FASB ASC 805-10 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued FASB ASC 820-10-55, “Fair Value Measurements and Disclosures” (“FASB ASC 820-10-55”),  which delayed the effective date of fair value accounting for all non-financial liabilities, except those that are measured at fair value on a recurring basis.  Effective the beginning of fiscal year 2010, the Company adopted FASB ASC 850-10 with respect to non-financial assets and liabilities measured on a non-recurring basis.  The application of the fair value framework established by FASB ASC 820-10 to these fair value measurements did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FASB ASC 260-10”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FASB ASC 260-10 is applied retroactively to all prior periods presented in the Company’s financial statements. The adoption of FASB ASC 260-10 did not have a material impact on the Company’s financial statements for the three months ended September 27, 2009 or September 28, 2008; however, the adoption of FASB ASC 260-10 may have a material impact on earnings per share in future periods.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In April 2008, the FASB issued FASB ASC 350-30 and 275-10, “Intangibles-Goodwill and Other” and “Risk and Uncertainties”, respectively.  These Topics amend the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset under FASB ASC 350-10 and 350-20, “Intangibles-Goodwill and Other.” FASB ASC 350-30 and 275-10 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company adopted FASB ASC 350-30 and 275-10 as of the beginning of fiscal year 2010, and the adoption did not have a material impact on the Company’s financial statements

Recent Accounting Pronouncements

In October 2009, the FASB issued ASC update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.”  These amendments establish a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.  The amendments are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not believe that the adoption of this update will have a material impact on its financial statements.

In August 2009, the FASB issued ASC Update No. 2009-05, “Fair Value Measurements and disclosures (Topic 820)-Measuring Liabilities at Fair Value”.  This update provides amendments to FASB ASC 820, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities.  This update also provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) A valuation technique that uses: a) the quoted price of the identical liability when traded as an asset, b) quoted prices for similar liabilities or similar liabilities when trades as assets, and 2) another valuation technique that is consistent with the principles of Topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The Company does not believe that the adoption of update 2009-05 will have a material impact on its financial statements.

2. Investments

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

    Available-for-sale securities as of September 27, 2009 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
U.S. government and agency obligations	$198,497	$628	$(9)	$619	$199,116
Total short-term investments	$198,497	$628	$(9)	$619	$199,116
Long-Term Investments:
Corporate debt	$—	$27	$—	$27	$27
U.S. government and agency obligations	58,261	1,946	—	1,946	60,207
Mortgage-backed securities	17,213	2,749	—	2,749	19,962
Asset-backed securities	13,619	1,463	—	1,463	15,082
Total long-term investments	$89,093	$6,185	$—	$6,185	$95,278

Notes receivable	$2,050	$-	$—	$—	$2,050
Equity securities	$15,685	$5,782	$—	$5,782	$21,467

Available-for-sale securities as of June 28, 2009 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$1,543	$58	$—	$58	$1,601
U.S. government and agency obligations	111,199	447	—	447	111,646
Total short-term investments	$112,742	$505	$—	$505	$113,247
Long-Term Investments:
Corporate debt	$385	$300	$—	$300	$685
U.S. government and agency obligations	79,024	2,570	—	2,570	81,594
Mortgage-backed securities	18,600	1,668	—	1,668	20,268
Asset-backed securities	17,818	1,143	—	1,143	18,961
Total long-term investments	$115,827	$5,681	$—	$5,681	$121,508

Notes receivable	$2,050	$—	$—	$—	$2,050
Equity securities	$16,893	$3,301	$(1,766)	$1,535	$18,428

The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies. The common and preferred investments are shown as “Equity Securities” and “Notes Receivable” in the table above, respectively, and are included in other assets on the consolidated balance sheets.  The common shares of these companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the shares to the issuer at the price the shares were issued to the Company as adjusted for dividends received.  The put option became effective September 1, 2009, and was fair valued as of September 27, 2009 with the fair value of $2.1 million recorded in other income (See Note 3, “Derivatives”).  Dividend income from these companies was $0.1 million and $0.2 million for the three months ended September 27, 2009 and September 28, 2008, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Investments (Continued)

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

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the three months ended September 27, 2009, and September 28, 2008 were $1.9 million and $15.2 million, respectively.

The investments the Company determined were other-than-temporarily impaired were mortgage-backed securities, asset-backed securities and an equity investment during the first three months of fiscal year 2010 and mortgage-backed securities, asset-backed securities and corporate bonds with stated maturities ranging from 1 to 27 years (expected maturity from 3 months to 20 years) during the first three months of fiscal year 2009. As a result of determining the investments were other-than-temporarily impaired, the Company recorded an impairment charge of $0.7 million related to its investment in mortgage-back securities and asset-backed securities, and $1.2 million related to an equity investment during the first three months of fiscal 2010; and $11.3 million related to mortgage-backed and asset backed securities and $3.9 million related to corporate bonds in fiscal year 2009.

As of September 27, 2009, the Company had $4.1 million in investment positions in mortgage-backed securities and asset-backed securities that were in a loss position and which the Company does not intend to hold until maturity. These securities were fair valued utilizing a cash flow model which relied upon tranche specific cash flow projections, the benchmark yield, assumed collateral performance and tranche specific yield. These investments were determined to be other than temporarily impaired due to the expectation of a prolonged economic slowdown weighing on the underlying assets of these securities. The Company does not believe that it is more likely than not prices will recover before these investment positions are sold. Additional information the Company considered in determining that these securities were other than temporarily impaired included quantitative information regarding the most recent delinquency rate, foreclosure or real estate-owned rate, current credit rating and the rating date, correlation of price change and benchmark yield change, net credit support, coverage ratio and effective maturity for these securities. Qualitative analysis considered past impairments, changes in prepayment speed and the magnitude of the unrealized loss.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter end (in thousands):
	Securities held in a loss position for less than 12 months at September 27, 2009		Securities held in a loss position for 12 months or more at September 27, 2009		Total in a loss position at September 27, 2009
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$23,351	$(9)	$—	$—	$23,351	$(9)
Total	$23,351	$(9)	$—	$—	$23,351	$(9)

	Securities held in a loss position for less than 12 months at June 28, 2009		Securities held in a loss position for 12 months or more at June 28, 2009		Total in a loss position at June 28, 2009
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity securities	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)
Total	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The amortized cost and estimated fair value of investments at September 27, 2009, by contractual maturity, are as follows (in thousands):

Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$198,497	$199,116
Due in 1-2 years	55,034	56,817
Due in 2-5 years	3,543	3,746
Due after 5 years	30,516	34,715
Total investments	$287,590	$294,394

(1)	Contractual maturity for asset-backed and mortgage-backed securities was based on initial contractual maturity dates.

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains and (losses) were $2.6 million and $(0.0) million, respectively, for the three months ended September 27, 2009. Gross realized gains and (losses) were $0.4 million and $(1.3) million, respectively, for the three months ended September 28, 2008.  The cost of marketable securities sold was determined by the first-in, first-out method.

For the three months ended September 27, 2009 and September 28, 2008, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $0.8 million and $14.3 million from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

Fair Value of Investments

The following table presents the balances of investments measured at fair value on a recurring basis, including cash equivalents, as of September 27, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$298,320	$247,512	$50,808	$—
Corporate debt	27	—	27	—
Mortgage-backed securities	19,962	—	—	19,962
Asset-backed securities	15,082	—	—	15,082
Notes receivable	2,050	2,050	—	—
Equity securities	21,467	21,463	—	4
Total securities at fair value	$356,908	$271,025	$50,835	$35,048

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate these risks, and as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  As of September 27, 2009 and June 28, 2009, the Company had currency forward contracts and a foreign currency swap contract which were not designated as accounting hedges.  In addition, at September 27, 2009, the Company had a put option on one of the Company’s strategic investments (See Note 2, “Investments”).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

Interest Rates

The Company is subject to interest rate risk through its investments.  The objectives of the Company’s investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on the Company’s investments in short-term fixed-rate debt will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR or Treasury Bills.  Investments in longer term fixed rate debt will be generally compared to yields on comparable maturity Government or high grade corporate securities with an equivalent credit rating.

The Company had no outstanding interest rate derivatives as of September 27, 2009.

Foreign Currency Exchange Rates

The Company generally hedges the risks of foreign currency denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, currency forward contracts or currency swaps.  Transaction gains and losses on these foreign currency denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in negligible net exposure.

A significant amount of the Company’s revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a Semiconductor Fabrication Facility with revenues primarily in the U.S. Dollar and Euro, and expenses in British Pound Sterling.  To protect against exposure to currency exchange rate fluctuations, the Company has established cash flow and balance sheet translation risk hedging programs.  Currency forward contract hedges have generally been utilized in these risk management programs.  The Company’s hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

In May 2006, the Company entered into a forward contract for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by its Japan subsidiary.  The Company had designated the forward contract as a cash flow hedge.  Under the terms of the forward contract, the Company was required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011.  In December 2007, the Company terminated the forward contract and received $2.8 million of cash as part of the settlement.  In accordance with FASB ASC 850-10, “Derivatives and Hedging”, the net gain at the forward contract’s termination date would continue to be reported in accumulated other comprehensive income and recognized over the originally specified time period through March 2011, unless it became probable that the forecasted transactions will not occur.

The Company concluded that beginning in the fourth quarter of fiscal year 2009, the hedge would not have been effective. As a result of this ineffectiveness in the hedge on a retroactive basis, the Company reassessed the effectiveness of the hedge on a prospective basis and determined that the hedge was ineffective on a prospective basis.  As a result of the determination that the hedge was ineffective, the Company recognized the remaining unamortized balance of the gain of $1.6 million in other income during the first three months of fiscal year 2010.

In October 2004, the Company’s Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars.  The transaction commencement date was March 2005 and the termination date is April 2011.  Each month, the Company exchanges JPY 9,540,000 for $100,000.  When the applicable currency exchange rate is less than or equal to 95.40, the Company exchanges JPY 18,984,600 for $199,000.

The Company had approximately $41.6 million in notional amounts of forward contracts not designated as accounting hedges under FASB ASC 850-10, “Derivatives and Hedging”, at September 27, 2009.  The net realized and unrealized foreign-currency gains(losses) related to these contracts recognized in earnings, as a component of other expense, were $(1.3) million, and $1.1 million for the three months ended September 27, 2009, and September 28, 2008, respectively.

 In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the preceding analysis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

    At September 27, 2009, the fair value carrying amount of the Company’s derivative instruments were as follows:

	Derivative Assets September 27, 2009		Derivative Liabilities September 27, 2009
Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Put option	Other assets	$2,149		$—
Currency forward contracts	Prepaid expenses and other receivables	—	Other accrued expenses	1,117
Foreign currency swap contracts	Other assets	—	Other accrued expenses	258
Total		$2,149		$1,375

The gain or (loss) recognized in earnings during the three months ended September 27, 2009 was:

Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives (In thousands)

Put option	Other expense	$2,149
Currency forward contracts	Other expense	(1,264)
Foreign currency swap contracts	Other expense	(128)
Total		$757

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of September 27, 2009:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put Option	$2,149	$—	$—	$2,149
Foreign Currency Derivatives
Liabilities	(1,375)	—	(1,375)	—
Total derivative instruments at fair value	$774	$—	$(1,375)	$2,149

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Disclosures

Components in the changes of operating assets and liabilities for the three months ended September 27, 2009 and September 28, 2008 were comprised of the following (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Trade accounts receivable	$(14,777)	$(6,808)
Inventories	3,253	(2,282)
Prepaid expenses and other receivables	960	(19,077)
Accounts payable	7,869	(11,275)
Accrued salaries, wages and other commissions	(1,456)	(5,598)
Deferred compensation	195	(598)
Accrued income taxes payable	704	(1,208)
Other accrued expenses	827	(5,414)
Changes in operating assets and liabilities	$(2,425)	$(52,260)

Supplemental disclosures of cash flow information (in thousands):

	As of
	September 27, 2009	September 28, 2008
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$2,691	$1,778

5. Inventories

Inventories at September 27, 2009 and June 28, 2009 were comprised of the following (in thousands):

	September 27, 2009	June 28, 2009
Raw materials	$35,279	$32,717
Work-in-process	70,031	66,613
Finished goods	47,276	51,791
Total inventories	$152,586	$151,121

6. Goodwill and Acquisition-Related Intangible Assets

At September 27, 2009 and June 28, 2009, acquisition-related intangible assets included the following (in thousands):

		September 27, 2009
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(20,540)	$9,139
Customer lists	5 - 12	5,330	(4,539)	791
Intellectual property and other	5 - 15	7,963	(7,166)	797
Total acquisition-related intangible assets		$42,972	$(32,245)	$10,727

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Acquisition-Related Intangible Assets (Continued)

		June 28, 2009
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(19,593)	$10,086
Customer lists	5 - 12	5,330	(4,437)	893
Intellectual property and other	5 - 15	7,963	(7,121)	842
Total acquisition-related intangible assets		$42,972	$(31,151)	$11,821

As of September 27, 2009, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2010: $3,295; fiscal year 2011: $4,125; fiscal year 2012: $1,771; fiscal year 2013: $231; and fiscal year 2014: $177.

Goodwill

The Company evaluates the carrying value of goodwill and other intangible assets annually during the fourth quarter of each fiscal year and more frequently if it believes indicators of impairment exist.  In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.  The Company identifies reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  In the first step of the impairment test, the Company estimates the fair value of the reporting unit.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company performs the second step which compares the implied fair value of the reporting unit with the carrying amount of that goodwill and writes down the carrying amount of the goodwill to the implied fair value.

The carrying amounts of goodwill by ongoing business segment as of September 27, 2009 and June 28, 2009 are as follows (in thousands):

Business Segments:	September 27, 2009	June 28, 2009
Power Management Devices	$—	$—
Energy-Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$74,955	$74,955

7. Bank Loans and Long-Term Debt

As of September 27, 2009 and June 28, 2009, the Company had no long-term debt outstanding.

At September 27, 2009, the Company had $2.9 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	September 27, 2009	June 28, 2009
Sales returns	$21,013	$21,036
Accrued accounting and legal costs	56,735	60,713
Deferred revenue	9,042	7,885
Accrued employee benefits	3,861	3,995
Accrued Divestiture liability	2,090	2,410
Accrued warranty	1,778	1,767
Accrued utilities	1,637	1,563
Accrued sales and other taxes	2,264	1,117
Short-term severance liability	6,533	5,234
Other	11,248	8,323
Total other accrued expenses	$116,201	$114,043

Warranty

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of its warranty agreements. The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business. In general, for standard products, the Company will replace defective parts not meeting the Company’s published specifications at no cost to the customers. Factors that affect the liability include historical and anticipated failure rates of products sold, and cost per claim to satisfy the warranty obligation. If actual results differ from the estimates, the Company revises its estimated warranty liability to reflect such changes.

The following table details the changes in the Company’s warranty reserve for the three months ended September 27, 2009, which is included in other accrued expenses (in thousands):

Accrued warranty, June 28, 2009	$1,767
Accruals for warranties issued during the period	887
Changes in estimates related to pre-existing warranties	(202)
Warranty claim settlements	(674)
Accrued warranty, September 27, 2009	$1,778

9. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):

	September 27, 2009	June 28, 2009
Income taxes payable	$34,898	$35,197
Divested entities’ tax obligations	7,500	7,283
Deferred compensation	7,128	6,543
Other	3,744	4,032
Total other long-term liabilities	$53,270	$53,055

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Long-Term Liabilities (Continued)

Fair Value of Long-term Liabilities

The following table presents the long-term liabilities and the related assets measured at fair value on a recurring basis:

Long-term Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan	$7,128	$7,128	$—	$—
Assets of employee deferred compensation plan (reported in Other assets)	9,732	9,732	—	—

10. Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the three months ended September 27, 2009 (in thousands, except per share price data):

	Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 28, 2009	8,248	$30.40	—	$3,738
Granted	136	$18.62	$5.79	—
Exercised	(55)	$15.46	—	$227
Expired or forfeited	(661)	$29.46	—	—
Outstanding, September 27, 2009	7,668	$30.37	—	$11,664

For the three months ended September 27, 2009 and September 28, 2008, the Company received $0.8 million and $1.0 million, respectively, for stock options exercised. The total tax benefit realized for the tax deductions from stock options exercised was de minimis for the three months ended September 27, 2009 and September 28, 2008, respectively.

The following table summarizes the Restricted Stock Unit (“RSU”) activities for the three months ended September 27, 2009 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 28, 2009	355	$17.84	$5,215
Granted	3	$18.62	—
Vested	(36)	$16.55	$599
Expired or forfeited	(2)	—	—
Outstanding, September 27, 2009	320	$17.74	$6,054

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

The Company's employee stock option plan permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the three months ended September 27, 2009, the Company withheld RSUs representing 11,672 shares to fund a grantee's income tax obligations.

Additional information relating to the stock option plans, including employee stock options and RSUs at September 27, 2009 and June 28, 2009 is as follows (in thousands):
	As of
	September 27, 2009	June 28, 2009
Options exercisable	4,767	5,179
Options available for grant	2,548	2,408
Total reserved common stock shares for stock option plans	10,536	11,011

For the three months ended September 27, 2009 and September 28, 2008, stock-based compensation expense associated with the Company’s stock options and RSUs is as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Cost of sales	$420	$134
Selling and administrative expense	1,673	508
Research and development expense	446	548
Total stock-based compensation expense	$2,539	$1,190

The total unrecognized compensation expense for outstanding stock options and RSUs was $20.9 million as of September 27, 2009, which will be recognized, in general, over three years, except for one stock option award and one RSU award made to the CEO.  The total unrecognized compensation expense for these grants will be recognized over 2.2 years. The weighted average number of years to recognize the total compensation expense (including that of the CEO) is 1.8 years.

The fair value of the options issued during the three months ended September 27, 2009 and September 28, 2008, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 27, 2009	September 28, 2008
Expected life	3.5 years	4.4 years
Risk free interest rate	1.4%	3.1%
Volatility	40.3%	45.0%
Dividend yield	0.0%	0.0%

11. Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination and relocation of employees and other related activities. Asset impairment, restructuring and other charges include program-specific exit costs recognized pursuant to FASB ASC 420-10, “Exit or Disposal Cost Obligations," severance benefits pursuant to an ongoing benefit arrangement recognized pursuant to FASB ASC 712-10, "Compensation-Nonretirement Postemployment Benefits,” and special termination benefits recognized pursuant to FASB ASC 715-30, "Compensation-Retirement Benefits."  Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, research and development or selling, general and administrative expense, depending upon the classification and function of the employee terminated. Restructuring costs were expensed during the period in which all requirements of recognition were met.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

Asset write-downs are principally related to facilities and equipment that will not be used subsequent to the completion of exit or downsizing activities being implemented, and cannot be sold for amounts in excess of carrying value. The Company recognizes asset impairment in accordance with FASB ASC 360-10, "Property, Plant and Equipment."  In determining the asset groups for the purpose of calculating write-downs, the Company groups assets at the lowest level for which identifiable cash flow information is largely independent of the cash flows of other assets and liabilities. In determining whether an asset was impaired the Company evaluates estimated undiscounted future cash flows and other factors such as changes in strategy and technology.
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

            Asset impairment, restructuring and other charges represent costs related primarily to the following:

•	El Segundo Fabrication Facility Closure
•	Research and Development Facility Closure Initiative
•	Termination of the Vishay Intertechnology, Inc. (“Vishay”) transition product services agreement (“TPSA”) (Described under Other Activities and Charges below)

The following table summarizes restructuring charges incurred during the three months ended September 27, 2009, and September 28, 2008 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Reported in asset impairment, restructuring and other charges
Severance and workforce reduction costs	$91	$351
Other Charges	76	120
Total asset impairment, restructuring and other charges	$167	$471

 In addition to the amounts in the table above, $0.4 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the first three months of fiscal year 2010 related to the restructuring initiatives.  The Company also incurred approximately $1.4 million of costs to relocate and install equipment.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the Company's restructuring related accruals for fiscal years ended September 27, 2009, and June 28, 2009 which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	Research & Development and PCS Divestiture
Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376
Accrued during the quarter and charged to asset impairment, restructuring and other charges	—	202	—
Accrued during the quarter and charged to operating expenses	—	341	16
Costs paid during the quarter	—	(2)	(92)
Foreign exchange gains	(12)	—	(4)
Change in provision	—	—	(111)
Accrued severance and workforce reduction costs, September 27, 2009	$347	$4,076	$185

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

The following table summarizes the total asset impairment, restructuring and other charges by initiative for the three months ended September 27, 2009, and September 28, 2008:

	El Segundo	Research & Development Facility	PCS Divestiture (Recoveries)	Total
For the three months ended September 28, 2008 reported in asset impairment, restructuring and other charges
Severance and workforce reduction costs	$—	$351	$—	$351
Other charges	—	120	—	120
For the three months ended September 28, 2008, total asset impairment, restructuring and other charges	$—	$471	$—	$471

For the three months ended September 27, 2009, reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	202	—	(111)	91
Other charges	—	76	—	76
For the three months ended September 27, 2009, total asset impairment, restructuring and other charges	$202	$76	$(111)	$167

Newport, Wales Fabrication Facility Consolidation Initiative

The Company adopted a plan during the second quarter of fiscal year 2009 to consolidate its wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand.  When the Company adopted this plan, market demand had fallen precipitously during the second quarter of fiscal year 2009, and the Company did not foresee a significant recovery in demand in the foreseeable future.  However, subsequent to initiating the plan and exiting certain portions of the facility, there was a significant recovery in demand during the second half of fiscal year 2009.  To service this unforeseen demand, the Company reopened approximately 40% of the space previously designated for closure as part of this initiative.  This space will be utilized through the second half of fiscal year 2010 and possibly beyond, to provide necessary wafer production capacity.  The total pre-tax cost of the consolidation plan is approximately $52.4 million of which $48.9 million is non-cash charges. These charges consisted of severance and other workforce reduction costs of $1.8 million and asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facilities of $1.7 million.  Through the end of fiscal year 2009, the Company had recorded $52.0 million of the estimated costs to complete the initiative.  During the three months ended September 27, 2009, the Company recorded $0.4 million of costs related to moving and installing equipment.  These costs were charged to cost of sales.

Cash payments for this initiative are estimated to be approximately $0.7 million during fiscal year 2010.

El Segundo, California Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The plan will be carried out through fiscal year 2010 with a revised estimated total pre-tax cost of $12.7 million of which approximately $0.8 million will be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.8 million.  Approximately $1.1 million of the additional costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs will be charged to operating expense.  The restructuring charge recorded through fiscal year 2009 under this initiative included $3.6 million of severance, $0.7 million other workforce reduction costs and $2.3 million of other charges for this initiative.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

Cash payments for this initiative were approximately $1.0 million during the first three months of fiscal year 2010, and are estimated to be $5.9 million and $2.1 million during the remainder of fiscal year 2010 and thereafter, respectively.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England R&D facility and its El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. The Company estimates that the closure and exiting of these two facilities will be completed by the end of the second quarter of fiscal year 2011.  Through fiscal year 2009, the Company had incurred approximately $7.3 million of the total estimated costs under this initiative. Restructuring related cash payments were approximately $0.1 million during the first three months of fiscal year 2010, and are estimated to be $0.3 million and $1.4 million for the remainder of fiscal year 2010, and thereafter, respectively.

12. Segment Information

The Company reports in six segments: EP, PMD, ESP, HiRel, AP, and IP.  During fiscal 2009 the Company reported the ongoing work for Vishay under the Transition Product Services Agreement (“TPSA”) as Transition Services (“TS”), separate from the Company’s ongoing segments.  This work declined substantially during the fourth quarter of fiscal 2009 due to the termination of all most all of the services in the agreement, and the immaterial amount of remaining sales to Vishay has been included in the Company’s PMD segment as of the beginning of the first quarter of fiscal year 2010.

Below is a description of the Company’s reportable segments:

•
The PMD segment consists of the Company’s discrete power MOSFETs, excluding its Low Voltage DirectFET® products.  These products are multi-market in nature and therefore add value across a wide-range of applications and markets.  The PMD segment targets power supply, data processing, and industrial and commercial battery-powered applications.

•
The ESP segment includes the Company’s HVICs, digital control ICs, micro-electronic relay ICs, motion control modules and IGBTs.  ESP targets solutions in variable-speed motion controls for washing machines, refrigerators, air conditioners, fans, pumps and compressors; advanced lighting products such as fluorescent lamps, high intensity discharge lamps, cold cathode fluorescent tubes and light-emitting diodes; and consumer applications such as plasma televisions, liquid crystal display (“LCD”) television and class D audio systems.  These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

•
The HiRel segment includes the Company’s RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and the Company’s RAD-Hard™ DC/DC converters as well as other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines, and other defense and high-reliability applications including an expanding interest in heavy industry and biomedical applications.  HiRel’s strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in naturally harsh environments like space and undersea as well as applications that require a high level of reliability to address issues of safety, cost of failure or difficulty in replacement, like medical applications.

•
The EP segment includes the Company’s LVICs (including XPhase® and SupIRBuck™), iPOWIR integrated Power Stages and low-voltage DirectFET® Power MOSFETs.  Products within the EP segment are focused on data center applications (such as servers, storage, routers and switches), notebooks, graphics cards, gaming consoles and other computing and consumer applications.  Generally, these products contain multiple differentiated technologies and are targeted to be combined as system solutions to the Company’s customers for their next generation applications that require a higher level of performance and technical service.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information (Continued)

•
The AP segment consists of the Company’s automotive qualified HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs.  These products were previously reported in the ESP and PMD segments.  The AP segment products are focused solely on automotive customers and applications that require a high level of reliability, quality and performance.  The Company’s automotive product portfolio provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.  The Company’s automotive expertise comprises supplying products for AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection in diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems in micro, mild, full and plug hybrids or electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient (“PTC”) heater, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning (“HVAC”) and rear wipers.  The Company’s automotive designs address both application-specific solutions (application-specific integrated circuits (“ASICs”) and application-specific standard parts (“ASSPs”)) and generic high volume products for multi original equipment manufacturer (“OEM”) platform usage.

•
The IP segment includes revenues from the sale of the Company’s technologies and manufacturing process know-how, in addition to the operating results of the Company’s patent licensing and settlements of claims brought against third parties.  IP segment revenue is dependent on the unexpired portion of the Company’s licensed MOSFET patents.  Some of the Company’s power MOSFET patents have expired in calendar year 2007 and the broadest have expired in calendar year 2008.  Certain of the licensed MOSFET patents remain in effect through 2010.  With the expiration of the Company’s broadest MOSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arrangements that it believes are consistent with its business strategy.  The strategy within the IP segment is to concentrate on creating and using the Company’s IP primarily for the design and development of new value-added products, along with opportunistic licensing.

•
For fiscal year 2009 the TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Sale of the PCS Business (“the Divestiture”).  After ongoing ramp-down in many of such services, Vishay terminated most wafer processing services under the TPSA effective April 30, 2009.  The revenue from such terminating services represents all but an immaterial amount of the remaining revenue reported under the TS segment.  The immaterial amount of revenue generated from these services during fiscal year 2010 is reported in the PMD segment.

The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs and asset impairment, restructuring and other charges to the operating segments, as these are not meaningful statistics to the CEO in making resource allocation decisions or in evaluating performance of the operating segments.

Because operating segments are generally defined by the products they design and sell, they do not make sales to each other.  The Company does not directly allocate assets to its operating segments, nor does the CEO evaluate operating segments using discrete asset information.  However, depreciation and amortization related to the manufacturing of goods is included in gross profit for the segments as part of manufacturing overhead.  Due to the Company’s methodology for cost build up at the product level, it is impractical to determine the amount of depreciation and amortization included in each segment’s gross profit.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information (Continued)

For the three months ended September 27, 2009 and September 28, 2008, revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	Three Months Ended September 27, 2009			Three Months Ended September 28, 2008
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$66,524	37.1%	5.3%	$73,778	30.2%	21.4%
Energy-Saving Products	37,863	21.1	34.6	46,136	18.9	42.9
HiRel	32,609	18.2	48.2	37,352	15.3	52.7
Automotive Products	13,192	7.4	18.3	17,593	7.2	33.4
Enterprise Power	27,445	15.3	39.6	37,279	15.2	42.6
Ongoing customer segments total	177,633	99.0	25.7	212,138	86.8	36.3
Intellectual Property	1,738	1.0	100.0	19,967	8.2	100.0
Ongoing segments total	179,371	100.0	26.4	232,105	95.0	41.8
Transition Services	—	—	—	12,369	5.0	(4.7)
Consolidated total	$179,371	100.0%	26.4%	$244,474	100.0%	39.4%

13. Income Taxes

Under FASB ASC 270-10, "Interim Financial Reporting," and FASB ASC 740-270, "Accounting for Income Taxes in Interim Periods—an Interpretation of APB Opinion No. 28," the Company is required to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company is also required to record the tax impact of certain discrete items, unusual or infrequently occurring, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur. In addition, jurisdictions with a projected loss for the year or a year-to-date loss where no tax benefit can be recognized are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

In accordance with FASB ASC 740-10, “Accounting for Income Taxes” (“FASB ASC 740-10”), the Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. Based on the consideration of all available evidences using a “more likely than not” standard, the Company determined that the valuation allowance established against its deferred tax assets in the U.S. and the U.K. during the fiscal year 2009 should remain for the first quarter of fiscal year 2010.

During the first three months of fiscal year 2010, the FASB ASC 740-10-25 reserve increased by $1.5 million due to certain tax positions taken during this quarter.  Additionally, this reserve increased by $1.0 million and decreased by $0.3 million respectively due to certain tax positions taken in prior periods. A reduction in the reserve of $1.4 million was recorded due to the lapse of the applicable statutes of limitation in this quarter. As of September 27, 2009, the liability for income tax associated with uncertain tax positions was $67.1 million. If the uncertain tax positions are resolved favorably it would result in a benefit to income taxes on the consolidated statement of operations of $44.6 million which would reduce the Company's future effective tax rate.

The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 27, 2009, the Company had accrued $22.3 million of interest and penalties related to uncertain tax positions. For the quarter, penalties and interest increased the reserve by $0.3 million.

In October of 2009, the Company was notified by the Internal Revenue Service that it has recommended to the Joint Committee on Taxation that the Company’s refund claim for fiscal years 2004 - 2007 should be approved as well as the Company’s originally filed return for fiscal year 2008.  The Company has not received written approval from the Joint Committee of Taxation on these refund claims. Based on the foregoing, the Company believes it is reasonable to expect a reduction within 12 months of its uncertain tax positions related to these fiscal years.  The expected reduction in the reserve related to uncertain tax positions is $31.9 million, including penalties and interest.

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

The Company is pursuing refunds for income taxes it believes to have overpaid in certain jurisdictions. In these jurisdictions, the Company cannot determine that the realization of the tax refunds of $56.6 million is probable and as such, it has not recognized them as income tax benefits in its financial statements. The Company has determined it has overpaid $53.7 million of income taxes (which is included in the $56.6 million) in Singapore as a result of errors in its transfer pricing of intercompany transactions.  The Company is also seeking refunds in Japan for $2.9 million.   The Company has determined its claim for a refund of tax is not probable and has not recognized benefit for such refund claims. Consequently, the Company has recorded both U.S. federal income taxes and Singapore income taxes with respect to certain fiscal years.

The Company received a notice of assessment for the Singapore tax authority due to the late filing of the Singapore subsidiary's fiscal year 2007 income tax return. The assessment of approximately $15.5 million was based upon the Company's transfer pricing methodology prior to fiscal year 2007. The Company has determined that collection on this assessment is not probable as the Company believes it is more likely than not that its current transfer pricing methodology will be sustained.

The Company's effective tax rate related to continuing operations was (1.3) percent and (5.7) percent for the three months ended September 27, 2009 and September 28, 2008, respectively. For the three months ended September 27, 2009, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) the release of contingent liabilities related to uncertain tax positions and (b) the benefit to continuing operations of an unrealized gain of certain securities which was partially offset by its inability to benefit the loss in the U.S. due to valuation allowances that remain against its deferred tax assets. For the three months ended September 28, 2008, the Company’s effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) lower statutory rates in certain foreign jurisdictions, (b) the benefit of foreign tax credits, and (c) the benefit from state income taxes, partially offset by (a) non deferral of income from certain foreign jurisdictions, (b) valuation allowances recorded on impaired securities and other items, and (c) an increase in contingent tax liabilities.  The first three months of fiscal year 2009 was prior to the Company’s determination that, due to the losses incurred in subsequent quarters, valuation allowances were required to be recorded against U.S. and U.K. deferred tax assets.  The Company's effective tax rate will be volatile due to the losses that cannot benefit its tax expense in the U.S. in combination with its geographic mix of income which results in profit in certain foreign jurisdictions with a resulting tax payable.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Loss per Common Share

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 27, 2009 and September 28, 2008 (in thousands, except per share amounts):

	Three Months Ended September 27, 2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(16,900)	71,218	$(0.24)
Effect of dilutive securities:
Stock options and restricted stock units	—		—
Net loss per common share—diluted	$(16,900)	71,218	$(0.24)

	Three Months Ended September 28, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(4,186)	72,843	$(0.06)
Effect of dilutive securities:
Stock options and restricted stock units	—		—
Net loss per common share—diluted	$(4,186)	72,843	$(0.06)

As a result of the net loss for the fiscal quarters ended September 27, 2009 and September 28, 2008, 7,987,557 and 9,420,679 of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for these periods, respectively.

15. Environmental Matters

The Company incorporates by reference its disclosure set forth in Note 12,”Environmental Matters,” to its consolidated financial statements set forth in Part II, Item 8 in the Company’s Annual Report on Form 10-K for its fiscal year ended June 28, 2009 (“2009 Annual Report”), subject to the following updates to such disclosure for events taking place subsequent to the filing of the 2009 Annual Report:

The Company has previously reported that it received allegations of potential permit violations from the South Coast Air Quality Management District (“SCAQMD”) with respect to the Company's Temecula, California facility, and that the Company has not yet been assessed any penalties with respect to the disclosures made for alleged violations at that facility. Since the Company’s filing of its 2009 Annual Report, the Company has been in settlement discussions with the enforcement division for the SCAQMD, and has reached an agreement in principle to settle all previously reported NOVs issued by the SCAQMD for the payment of a fine less than $115,000 plus the payment of certain de minimis administrative expenses.  In October 2009, the SCAQMD issued a new additional NOV (the “October 2009 NOV”) which was in part related to the previously reported NOVs at the Company’s Temecula, California facility and in part based on a new permit violation allegation.  The Company has not yet been assessed any penalties with respect to the October 2009 NOV, and it is too early to assess whether any such penalties will be assessed in the future.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation

The Company incorporates by reference its disclosure set forth in Note 14,”Litigation,” to its consolidated financial statements set forth in Part II, Item 8 in the Company’s 2009 Annual Report, subject to the following updates to such disclosure for events that have taken place since the filing of the 2009 Annual Report:

International Rectifier Securities Litigation.

As described in the 2009 Annual Report, on July 29, 2009, an agreement in principle was reached to settle the consolidated securities class action case entitled In re International Rectifier Corporation Securities Litigation (formerly Edward R. Koller v. International Rectifier Corporation, et al.), No. CV 07-02544-JFW (VBKx) (C.D. Cal.).  The proposed settlement, which is dependent upon final approval by the United States District Court for the Central District of California, would resolve all class members’ claims against the Company and certain of its former officers and directors. It would provide for a payment to the plaintiff class of $90 million, of which $45.0 million is to be paid by the Company’s insurance carriers and $45.0 million by the Company.  Since the filing of the Company’s Annual Report for fiscal year 2009, on or about September 22, 2009, the parties filed with the Court a Stipulation of Settlement of the action and, on September 25, 2009, the Court preliminarily approved the proposed case settlement.  The Court set February 8, 2010, as the hearing date for final approval of the settlement, and set January 25, 2010, as the deadline for class members to object to and/or opt out of the settlement.  All discovery and other litigation activity in this case is suspended pending the final approval hearing.  The Company previously accrued a reserve of $45.0 million in fiscal year 2009 for this settlement.  Pursuant to the Stipulation of Settlement, on October 1, 2009, the settlement funds were deposited by the Company and its insurance carriers in a settlement escrow account to remain in escrow pending final approval of the settlement.

International Rectifier Derivative Litigation.

As described in the 2009 Annual Report, on August 13, 2009, the Superior Court of the State of California for the County of Los Angeles sustained with prejudice the Company's demurrer to the amended complaint in a purported shareholder derivative action entitled Mayers v. Lidow, No. BC 395652.  Since the filing of the Company’s Annual Report for fiscal year 2009, on September 1, 2009, the Court entered judgment dismissing the action with prejudice, and on September 14, 2009, plaintiff filed a notice of appeal from the judgment.

Litigation from Vishay Proposal.

As described in the 2009 Annual Report, on or about July 20, 2009, the plaintiff in City of Sterling Heights Police & Fire Retirement System v. Dahl, No. BC 397326, and the Company entered into a memorandum of understanding regarding settlement of the action, pursuant to which, inter alia, the derivative claims asserted in the action would be dismissed with prejudice and the Company would pay to plaintiff's counsel $60,000 in attorneys' fees.  Since the filing of the Company's Annual Report for fiscal year 2009, on August 20, 2009, the parties filed with the Superior Court of the State of California for the County of Los Angeles a Stipulation of Settlement of the action, and on September 8, 2009, the Court approved the settlement and entered judgment dismissing the derivative claims with prejudice.   Pursuant to the Stipulation of Settlement, on September 22, 2009, the Company paid to plaintiff's counsel $60,000 in attorneys' fees.

Governmental Investigations.

In the 2009 Annual Report, the Company reported that it was cooperating fully with investigators from the SEC Division of Enforcement, the U.S. Attorney’s Office and the Internal Revenue Service regarding matters relating to the Audit Committee-led investigation and other matters described in Note 2, "Restatements of Consolidated Financial Statements," of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  Since the filing of the Company’s Annual Report for fiscal year 2009, the Office of the U.S. Attorney for the Central District of California has notified the Company it has concluded its investigation and has decided not to bring any action against the Company or any of its current or former directors, officers or employees. The Company is continuing to cooperate fully with the SEC Division of Enforcement and the Internal Revenue Service in connection with their ongoing investigation of such matters.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation (Continued)

EPC/Lidow Litigation.

In the 2009 Annual Report, the Company reported that in September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC). alleging improper and unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program.  The Company also reported that in March 2009, the Company refiled the suit in the Los Angeles Superior Court, Case No. BC409749, and that in March 2009, Alex Lidow and EPC filed suit in the Los Angeles Superior Court, Case No. BC409750, against the Company alleging claims arising out of Lidow's employment with and separation from the Company, and for violations of the California Labor Code and California Business and Professions Code, and alleging the Company unfairly competed and interfered with EPC.  In September 2009, EPC dismissed its claim from the complaint in Case No. BC409750, and is anticipated to refile its claim as a cross-complaint in case No. BC409749.  The Company intends to vigorously pursue its rights in and defend against both actions.

17. Commitments and Contingencies

During the fiscal year 2009, the Company entered into an amended foundry services agreement with one of its foundry suppliers, under which the Company is entitled to purchase up to 1,000 silicon wafers per week. Under the terms of the agreement, the Company may be required to advance funds or transfer equipment against future processing charges if the Company does not purchase minimum required amounts of dies or wafers determined on a quarterly basis. The maximum amount the Company would be required to advance under the agreement is $5.5 million of cash and equipment, at fair market value, with cash advances limited to a maximum of $2.5 million. If future purchases exceed a minimum level, a portion of the purchase price of these purchases will be credited against the advance. As of September 27, 2009, the Company had advanced $1.1 million to the foundry of which $0.6 million was recorded in prepaid assets and $0.5 million was recorded in other assets as a long-term receivable on the balance sheet at September 27, 2009. The Company believes that the advances will be recovered through future purchases under the agreement.

In connection with the divestiture of the Company’s Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities.   The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of statute of limitations, and the decrease in foreign currency translation on the underlying obligation partially offset by an increase in adjustments arising from the filing of amended tax returns.  As of September 27, 2009, the balance of the divested entities tax obligations was $7.5 million.

18. Stock Repurchase Program

On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. For the three months ended September 27, 2009, the Company did not repurchase any shares. While no shares were repurchased during the first three months of fiscal year 2010 the plan has not been suspended.  As of September 27, 2009, the Company had not cancelled the shares of common stock previously purchased under the program, and as such they are reflected as treasury stock in the September 27, 2009 and June 28, 2009 balance sheets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K, filed with the SEC on August 27, 2009.  Except for historic information contained herein, the matters addressed in this MD&A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, as amended. Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995,” in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Overview

We design, manufacture and market power management semiconductors. Power management semiconductors address the core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features on electronic devices and prolonging battery life.

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

Although our revenues declined for the three months ended September 27, 2009, compared to the prior year comparable period by 22.7 percent for our ongoing segments, we experienced stronger demand during the first three months of fiscal year 2010 with the overall market, resulting in a 12.4 percent sequential increase in revenue in the quarter compared to the prior quarter.  This sequential revenue growth during the quarter allowed us to reduce our weeks of inventory by one week from the prior quarter to 15 weeks of inventory as of September 27, 2009.  We currently expect a further revenue increase for the three months ending December 27, 2009.  With the increased demand, our lead times for many of our products have increased, and we have had challenges in meeting all of the demand.  To respond to the increased demand, we are continuing with a strategy to increase capacity through qualification of external manufacturing sources.

We are proceeding with our plans to consolidate our manufacturing sites in order to reduce our costs. The plans we initiated during fiscal year 2009 to reduce the size of our Newport, Wales wafer fabrication facility and to close our El Segundo, California wafer fabrication facility are proceeding.  However, as we noted in our Annual Report on Form 10-K filed in August 2009, we postponed a portion of the initiative at our Newport, Wales wafer fabrication facility in the fourth quarter of fiscal year 2009, due to a significant increase in demand, until at least July 2010 or when sufficient alternative external capacity comes on-line.  Since we already implemented fixed cost reductions associated with this initiative, we are saving $3.6 million on an annualized basis associated with this initiative beginning in the June 2009 quarter.  The estimated completion of the closure of our El Segundo, California wafer fabrication facility is the end of the second quarter of fiscal year 2011. We estimate that this factory closure will save us approximately $12.7 million per year beginning in third quarter of fiscal year 2011.

In addition to reducing our manufacturing costs, we have continued our efforts to align our operating expense structure with our revenue levels.  During the three months ended September 27, 2009, excluding a $45.0 million class action lawsuit settlement and a $9.5 million insurance reimbursement that were recorded in the prior quarter, we reduced our selling, general and administrative expenses from the prior quarter by $3.9 million.  On a year over year basis, excluding $16.4 million of investigation, filing support and proxy contest and filing costs, selling, general and administrative expense decreased approximately $4.9 million.  These selling, general and administrative savings were achieved through lower salary related costs due to headcount reductions which were partially offset by higher severance expenses.  Although we plan to reduce our manufacturing and selling and administrative costs in the near term, we expect to maintain our investment levels in new product development in order to meet our longer term revenue goals.  However, during the three months ended September 27, 2009, research and development spending declined by $3.4 million from the prior quarter.  This reduction in research and development expense was driven by lower engineering builds rather than lower research and development headcount, which remained flat with the prior quarter.

Our cash flows from operations was a use of cash of approximately $7.1 million for the first three months of fiscal year 2010 an improvement from the prior year comparable period which was a use of cash of $16.1 million. Our cash, cash equivalents and investments, excluding restricted cash, as of September 27, 2009 totaled $586.9 million compared to $600.5 million as of June 28, 2009. The quarterly decline in cash and investments was driven primarily by cash used in operations and capital expenditures of approximately $9.5 million during the first three months of fiscal year 2010.

Segments

During fiscal 2009 we reported the ongoing work for Vishay Intertechnology, Inc. (“Vishay”) under the transition product services agreement (“TPSA”) as part of Transition Services segment, separate from our ongoing segments.  The immaterial amount of remaining sales to Vishay has been included in our ongoing segments in the Power Management Devices segment beginning in the first three months of fiscal year 2010.  For a description of our reportable segments, see Note 12, “Segment Information.”

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three months ended September 27, 2009 and September 28, 2008 as a percentage of revenues (in millions, except percentages):

	Three Months Ended
	September 27, 2009		September 28, 2008
Revenues	$179.4	100.0%	$244.5	100.0%
Cost of sales	132.0	73.6	148.1	60.6
Gross profit	47.4	26.4	96.4	39.4
Selling and administrative expense	43.6	24.3	64.9	26.5
Research and development expense	22.8	12.7	24.7	10.1
Amortization of acquisition-related intangible assets	1.1	0.6	1.1	0.4
Asset impairment, restructuring and other charges	0.2	0.1	0.5	0.2
Operating (loss) income	(20.3)	(11.3)	5.2	2.1
Other expense, net	0.8	0.4	14.6	6.0
Interest income, net	(4.0)	(2.2)	(5.1)	(2.1)
Loss before income taxes	(17.1)	(9.5)	(4.3)	(1.7)
Benefit from income taxes	(0.2)	(0.1)	(0.1)	—
Net loss	$(16.9)	(9.4)%	$(4.2)	(1.7)%

Results of Operations for the Three Months Ended September 27, 2009 compared with the Three Months Ended September 28, 2008

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

Revenue and Gross Margin

(Dollars in thousands)	Three Months Ended
Ongoing Segments	September 27, 2009	September 28, 2008	Change
Revenues	$179,371	$232,105	(22.7%)
Gross Margin	$47,357	$96,978	(51.2%)
Gross Margin %	26.4%	41.8%	(15.4) ppt

Revenue for our ongoing segments, which includes all of our operating segments, declined $52.7 million, or 22.7 percent, for the three months ended September 27, 2009 compared to the three months ended September 28, 2008. This does not include revenue from the Transition Services segment, due to the completion of the Divestiture transition during the fourth quarter of fiscal year 2009.  Beginning with the three months ended September 27, 2009, the immaterial amount of remaining Transition Services revenues are now included within the PMD segment.

Revenue from our product sales segments declined by $34.5 million, or 16.3 percent for the three months ended September 27, 2009 compared to the three months ended September 28, 2008, due primarily to 1) a slowdown in the economy, 2) customer draw down of inventories, 3) lower sales of our game station related products and 4) the impact of lower average selling prices. Our IP segment reported lower revenue by $18.2 million due to the non-recurrence of an $18.7 million in royalties attributed to a one-time amendment to one of our patent licenses in the prior year.

During the three months ended September 27, 2009, our gross margin declined 15.4 percentage points for our ongoing segments compared to the three months ended September 28, 2008.  This decline was due to the unfavorable impact on gross margin from; 1) a decline in IP segment revenue, recognized at 100 percent gross margin, 2) lower average selling prices, 3) a shift in sales mix toward lower-margin products, and 4) the spreading of our fixed manufacturing costs over a lower volume of products manufactured.  The majority of the decline in product segment margin was due to lower average selling prices and the shift in mix.  We shifted production toward lower-margin products to utilize our production capacity.  This resulted in a smaller decline in revenues in our PMD business segment compared to the other segments.  Additionally, even within the PMD segment, there was a shift toward lower-margin products.

We expect our margin percentages to improve incrementally for the three months ended December 27, 2009, with better factory utilization from increased volumes as a result of expected increases in revenue.

Revenue and gross margin by business segments are as follows (in thousands, except percentages):

(Dollars in thousands)	Three Months Ended
Power Management Devices (PMD)	September 27, 2009	September 28, 2008	Change
Revenues	$66,524	$73,778	(9.8%)
Gross Margin	$3,528	$15,800	(77.7%)
Gross Margin %	5.3%	21.4%	(16.1) ppt

     The 9.8 percent revenue decrease for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 for PMD was due to a slowdown in the market, a decline in demand for industrial products as well as notebooks and other consumer related products.  The year-over-year decrease of 16.1 percentage points in gross margin was primarily due to lower average selling prices, which accounted for approximately two thirds of the margin decline, unfavorable product mix due to a higher percentage of consumer business, and higher unit costs as we shipped parts during the quarter that were produced in prior periods when our manufacturing costs were higher due to lower volumes.

(Dollars in thousands)	Three Months Ended
Energy Saving Products (ESP)	September 27, 2009	September 28, 2008	Change
Revenues	$37, 863	$46,136	(17.9%)
Gross Margin	$13,096	$19,177	(33.8%)
Gross Margin %	34.6%	42.9%	(8.3) ppt

The 17.9 percent revenue decrease for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 for ESP was due to a slowdown in the market as a result of the economic recession and a decline in sales of our industrial and consumer appliance related products.  The 8.3 percentage point decline in gross margin for the three months ended September 27, 2009 compared to the prior year comparable period was primarily due to lower volumes which increased our fixed costs as a percent of revenue and to lower average selling prices.  These unfavorable impacts on gross margin were partially offset by a favorable product mix.

(Dollars in thousands)	Three Months Ended
HiRel	September 27, 2009	September 28, 2008	Change
Revenues	$32,609	$37,352	(12.7%)
Gross Margin	$15,706	$19,667	(20.1%)
Gross Margin %	48.2%	52.7%	(4.5) ppt

The 12.7 percent revenue decrease for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 for HiRel was mainly due to a reduction in volume as a result of a weaker commercial aviation market and delayed shipments due to the introduction of improved proprietary testing technologies and equipment.  These new proprietary testing technologies and equipment have subsequently been released to production and no further delays are expected.  The 4.5 percentage point decline in gross margin for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 was driven by a decrease in volume which increased our fixed costs as a percentage of revenues and an increase in inventory write-down costs which reduced the gross margin by 2.4 percentage points associated with inventory that was deemed to be in excess of demand.  These unfavorable impacts on gross margin were partially offset by an improvement in average selling prices and a favorable product mix.

(Dollars in thousands)	Three Months Ended
Automotive Products (AP)	September 27, 2009	September 28, 2008	Change
Revenues	$13,192	$17,593	(25.0%)
Gross Margin	$2,414	$5,873	(58.9%)
Gross Margin %	18.3%	33.4%	(15.1) ppt

The 25.0 percent revenue decrease for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 for AP was due to the production cuts by the automotive industry in the U.S. and Europe as a result of softness in the U.S. and European markets.  The 15.1 percentage point decrease in gross margin was due to the impact of lower average selling prices which accounted for about 60 percent of the decline and lower volumes. These unfavorable impacts on gross margin were partially offset by a favorable product mix.

(Dollars in thousands)	Three Months Ended
Enterprise Power (EP)	September 27, 2009	September 28, 2008	Change
Revenues	$27,445	$37,279	(26.4%)
Gross Margin	$10,877	$15,894	(31.6%)
Gross Margin %	39.6%	42.6%	(3.0) ppt

The 26.4 percent revenue decrease for the three months ended September 27, 2009 for EP was primarily due to a significant last time buy in the year ago comparable quarter with one of our gaming console customers.   Our server and storage business remained approximately flat in spite of a significant decrease in end unit sales as the industry transitioned from an older server platform to a newer, more energy efficient platform, where EP enjoys significantly higher content per box.  The 3.0 percentage point decline in the gross margin was due to the unfavorable impact of lower average selling prices partially offset by a favorable product mix.

(Dollars in thousands)	Three Months Ended
Intellectual Property (IP)	September 27, 2009	September 28, 2008	Change
Revenues	$1,738	$19,967	(91.3%)
Gross Margin	$1,738	$19,967	(91.3%)
Gross Margin %	100.0%	100.0%	---%

The 91.3 percent decline in IP revenue for the three months ended September 27, 2009 compared to the three months ended September 28, 2008 was due to the non-recurrence of an $18.7 million in royalties attributed to a one-time amendment to one of our patent licenses in the prior year.

Selling, General and Administrative Expense

(Dollars in thousands)	Three Months Ended
Selling, General and Administrative	September 27, 2009	% of Revenue	September 28, 2008	% of Revenue	Change
Revenues	$179,371		$244,474		(26.6%)
Selling, general and administrative expenses	$43,582	24.3%	$64,877	26.5%	(2.2) ppt
Proxy contest and filing costs	$—	—%	$1,980	0.8%	(0.8) ppt
Investigation and Filing Support	$—	—%	$14,460	5.9%	(5.9) ppt

Selling, general and administrative expense was $43.6 million (24.3 percent of revenue) and $64.9 million (26.6 percent of revenue) for the three months ended September 27, 2009 and September 28, 2008, respectively. The year-over-year decrease in selling, general and administrative expense was due primarily to the $14.5 million of investigation and filing support costs and $1.9 million of proxy contest and filing costs incurred in the prior year comparable period.  The investigation and filing support costs related to the prior Audit Committee-led investigation including legal, audit and consulting fees and costs associated with the Investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements.  The proxy filing cost relate to costs incurred in the year ended June 28, 2009, in connection with our delayed 2007 annual meeting and the unsolicited proposal, tender offer, and certain other actions initiated by Vishay, as further discussed in our annual report on Form 10-K for the period ending June 28, 2009 filed August 27, 2009.

Excluding the above mentioned costs, selling, general and administrative expense decreased by $4.9 million to $43.6 million in the current fiscal quarter as compared to the prior fiscal period ended September 28, 2008. These cost decreases were primarily due to lower salary related expenses as a result of the company initiatives to reduce headcount and lower freight cost due to the decline in sales; partially offset by $0.7 million of higher severance related expenses for the three months ended September 27, 2009 compared with the three months ended September 28, 2008.  We expect to slightly lower our selling, general, and administrative expenses further during the three months ending December 27, 2009.

Research and Development Expense

(Dollars in thousands)	Three Months Ended
Research and Development	September 27, 2009	% of Revenue	September 28, 2008	% of Revenue	Change
Revenues	$179,371		$244,474		(26.6%)
Research and Development costs	$22,827	12.7%	$24,717	10.1%	2.6 ppt

Research and development (“R&D”) expense was $22.8 million (12.7 percent of revenue) and $24.7 million (10.1 percent of revenue) for the three months ended September 27, 2009 and September 28, 2008, respectively. The year-over-year decrease of $1.9 million in R&D expenses was mainly due to our initiatives to size the organization to be in line with our lower revenue level as well as savings related to the planned closure of two R&D facilities in El Segundo, California and Oxted, England.  Total costs incurred for the facility closures were $0.1 million and $0.9 million for the three months ended September 27, 2009 and September 28, 2008, respectively.  Despite these actions, we continue to devote significant resources to our R&D activities. We concentrate our R&D activities on developing new platform technologies, such as our recently announced Gallium Nitride (“GaN”) technology, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor (“IGBT”) product lines.

Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of cost reduction programs initiated during fiscal years 2009 and 2008 as well as work force reduction actions undertaken as a result of the termination of the wafer services portion of the TPSA.  These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

       The following table summarizes restructuring charges incurred related to the restructuring initiatives discussed below.  These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Reported in asset impairment, restructuring and other charges
Severance and workforce reduction costs	$91	$351
Other Charges	76	120
Total asset impairment, restructuring and other charges	$167	$471

In addition to the amounts in the table above, $0.4 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the first three months of fiscal year 2010 related to the restructuring initiatives.  We also incurred approximately $1.4 million of costs to relocate and install equipment.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in our restructuring related accruals for three months ended September 27, 2009 which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	Research & Development and PCS Divestiture
Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376
Accrued during the quarter and charged to asset impairment, restructuring and other charges	—	202	—
Accrued during the quarter and charged to operating expenses	—	341	16
Costs paid during the quarter	—	(2)	(92)
Foreign exchange gains	(12)	—	(4)
Change in provision	—	—	(111)
Accrued severance and workforce reduction costs, September 27, 2009	$347	$4,076	$185

 The following table summarizes the total asset impairment, restructuring and other charges by initiative for the three months ended September 27, 2009 and September 28, 2008:

	El Segundo	Research & Development Facility	PCS Divestiture (Recoveries)	Total
For the three months ended September 28, 2008 reported in asset impairment, restructuring and other charges
Severance and workforce reduction costs	$—	$351	$—	$351
Other charges	—	120	—	120
For the three months ended September 28, 2008, total asset impairment, restructuring and other charges	$—	$471	$—	$471

For the three months ended September 27, 2009, reported in asset impairment, restructuring and other charges
Asset impairment	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	202	—	(111)	91
Other charges	—	76	—	76
For the three months ended September 27, 2009, total asset impairment, restructuring and other charges	$202	$76	$(111)	$167

Newport, Wales Fabrication Facility Consolidation Initiative

We adopted a plan during the second quarter of fiscal year 2009 to consolidate our wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand.  When we adopted this plan market demand had fallen precipitously during the second quarter of fiscal year 2009 and we did not foresee a significant recovery in demand in the foreseeable future.  However, subsequent to initiating the plan and exiting certain portions of the facility, there was a significant recovery in demand during the second half of fiscal year 2009.  To service this unforeseen demand, we have reopened approximately 40% of the space previously designated for closure as part of this initiative.  This space will be utilized through the second half of fiscal year 2010 and possibly beyond, to provide necessary wafer production capacity.  The total pre-tax cost of the consolidation plan is approximately $52.4 million of which $48.9 million is non-cash charges. These charges consisted of severance and other workforce reduction costs of $1.8 million and asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facilities of $1.7 million.  Through the end of fiscal year 2009, we have recorded $52.0 million of the estimated costs to complete the initiative.  During the first three months of fiscal year 2010, we recorded $0.4 million of costs related to moving and installing equipment.  These costs were charged to costs of sales.

As a result of the changes to the plan, estimated cost savings have been revised and are now projected to be approximately $3.6 million annually beginning in the fourth quarter of fiscal year 2009.  Estimated cost savings during the first three months of fiscal year 2010 were approximately $0.9 million.  We do not anticipate these cost savings will be offset by additional costs incurred in other locations.  Cash payments for this initiative are estimated to be $0.7 million during fiscal year 2010.

El Segundo, California Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The plan will be carried out through fiscal year 2010 with a revised estimated total pre-tax cost of $12.7 million of which approximately $0.8 million will be non-cash charges.  These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.8 million.  Approximately $1.1 million of the additional costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs will be charged to operating expense. Through the end of fiscal year 2009 the Company has recorded $3.6 million of severance costs and $0.7 million other workforce reduction costs and $2.3 million of other charges for this initiative.

Cash payments for this initiative were approximately $1.0 million during the first three months of fiscal year 2010, and are estimated to be approximately $5.9 million and $2.1 million during the remainder of fiscal year 2010 and thereafter, respectively.  We estimate cost savings from the El Segundo, California fabrication facility closure initiative of approximately $12.7 million per year beginning in calendar year 2011.  These costs savings will result in reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. Through fiscal year 2009, we had incurred approximately $7.3 million of the estimated costs to complete this initiative.  We estimate that the closure and exiting of these two facilities will be completed by the end of the second quarter of fiscal year 2011.  Restructuring related cash payments were approximately $0.1 million during the first three months of fiscal year 2010, and are estimated to be $0.3 million and $1.4 million for the remainder of fiscal year 2010, and thereafter, respectively.

This restructuring initiative resulted in cost savings of approximately $1.6 million in the first three months of fiscal year 2010, and is expected to provide cost savings of approximately $7.1 million in fiscal year 2010 and thereafter.  These savings will come from reduced salaries and facility overhead reductions and will impact research and development expense.  We do not anticipate these cost savings to be offset by additional costs incurred at other locations.

Other Income and Expense

Other expense (income) primarily includes foreign currency fluctuations, and investment impairments.  Other expense (income), net was $0.8 million and $14.6 million for the first three months of fiscal years 2010 and 2009, respectively.  The decrease in expense is primarily due to a decrease in investment impairment charges from $15.2 million to $1.9 million for the three months ended September 27, 2009 compared to the three months ended September 28, 2008.   In the first three months of fiscal 2010, the investment impairments were offset by a gain on a put option on one of our strategic equity investments of $2.1 million during the first three months of fiscal 2010.  Currency exchange transaction (losses) gains were $(0.9) million and $0.9 million in the first three months of fiscal years 2010 and 2009, respectively.

Interest Income and Expense

Interest income was $4.1 million and $5.6 million for the first three months of fiscal years 2010 and 2009, respectively, reflecting lower interest income due primarily to lower average balances of interest bearing investments and lower interest rates partially offset by an increase in realized gains on investments.

Interest expense was $0.1 million and $0.5 million for the first three months of fiscal years 2010 and 2009, respectively.

Income Taxes

The rate of tax expense (benefit) from continuing operations was (1.3) percent and (5.7) percent for the fiscal years ended September 27, 2009 and September 30, 2008, respectively.  For the first period of fiscal year 2010, the effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from(a) the release of contingent liabilities related to uncertain tax positions and (b) the benefit to continuing operations of an unrealized gain of certain securities which was partially offset by inability to benefit from the loss in the U.S. due to valuation allowance remained against its deferred tax assets. For the corresponding period of fiscal year 2009, the effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) lower statutory rates in certain foreign jurisdictions, (b) the benefit of foreign tax credits, and (c) the benefit from state income taxes, partially offset by (a) non deferral of income from certain foreign jurisdictions, (b) valuation allowances recorded on impaired securities and other items, and (c) an increase in contingent tax liabilities. First quarter 2009 was prior to our determination that, due to the losses incurred in subsequent quarters, valuation allowances were required to be recorded against U.S. and U.K. deferred tax assets.   Our effective tax rate will be volatile due to the losses that cannot benefit our tax expense in the U.S. in combination with its geographic mix of income which results in profit in certain foreign jurisdictions with a resulting tax payable.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements which include capital expenditures, research and development costs and restructuring costs and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and, historically, cash from operations.  While we currently have no outstanding long-term debt or credit facilities, we may need to borrow additional funds if we are unable to generate sufficient cash from operations to meet our capital requirements.  As such, we may evaluate, from time to time, opportunities to sell debt securities or obtain credit facilities to provide additional liquidity.

As of September 27, 2009, we had $586.9 million of total cash (excluding 3.9 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $13.6 million from June 28, 2009.  The decrease in our cash and investments was the result of funding working capital needs, other-than-temporary impairments of investment securities of $1.9 million and capital equipment expenditures of $9.5 million.  These decreases were partially offset by interest income from the short-term and long-term investments.  The need to fund working capital was the result of an operating cash outflow for the first three months of fiscal year 2010 of $7.0 million.

Included in our long-term investments are mortgaged-backed and asset-backed securities with a fair market value of $35.0 million (6.0 percent of cash and cash equivalents, short-term and long-term investments) as of September 27, 2009 (see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for discussions about our investment strategy.)

The markets for mortgage-backed and asset-back securities have been severely impacted by the subprime mortgage and other ensuing credit crises.  We have steadily reduced our positions in these securities to a balance of $35.0 million, at fair value as of September 27, 2009.  As we did not have the intent to hold these securities until maturity, we recorded charges of $0.7 million and $11.3 million during the first three months of fiscal year 2010 and 2009, respectively, for other-than-temporary impairments to reduce the carrying value of these securities to their fair value.

Total cash, cash equivalents, and investments were as follows (in thousands):

	As of
	September 27, 2009	June 28, 2009
Cash and cash equivalents	$292,499	$365,761
Investments	294,394	234,755
Total cash, cash equivalents, and investments	$586,893	$600,516

Our outlook for fiscal 2010 is that our operating cash flow will continue to be a net outflow during at least the first half of the fiscal year. However, we believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund continuing operating losses, capital expenditures which we project to be approximately $11.0 million during the second quarter of fiscal year 2010, and the repurchase of stock, if any, for our stock repurchase program.

Cash Flow

Our cash flows were as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Cash flows used in operating activities	$(7,069)	$(16,131)
Cash flows used in investing activities	(67,079)	(1,140)
Cash flows provided by financing activities	678	852
Effect of exchange rate changes	208	(1,263)
Net decrease in cash and cash equivalents	$(73,262)	$(17,682)

Non-cash adjustments to cash flow used in operations during the three months ended September 27, 2009 included $17.7 million of depreciation and amortization, $5.1 million change in the inventory valuation provision, $2.5 million of stock compensation expense, $1.9 million for impairment of long-term investments, and a $1.8 million tax benefit due to unrealized gains. Changes in operating assets and liabilities reduced operating cash flow by $2.4 million.

Cash provided by investing activities during the three months ended September 27, 2009 was the result of purchases of investments for $110.4 million and capital expenditures of $9.5 million partially offset by proceeds from the sale or maturities of investments of $52.8 million.

Cash provided by financing activities during the three months ended September 27, 2009 of $0.7 million was from proceeds from the exercise of stock options partially offset by the net settlement of restricted stock units.

Working Capital

Our working capital is dependent on demand and our ability to manage accounts receivable and inventory.  Other factors which may result in changes to our working capital levels are restructuring initiatives, investment impairments and share repurchases.   Our working capital, excluding cash and cash equivalents and restricted cash, at September 27, 2009 was $277.0 million.

The changes in working capital for the three months ended September 27, 2009 were as follows (in millions):

	September 28,	June 28,
	2009	2009	Change
Current Assets
Cash and cash equivalents	$292.5	$365.8	$(73.3)
Restricted cash	3.9	3.9	—
Short-term investments	199.2	113.2	86.0
Trade accounts receivable, net	112.9	97.6	15.3
Inventories	152.6	151.1	1.5
Current deferred tax assets	1.2	1.2	—
Prepaid expenses and other receivables	30.0	28.6	1.4
Total current assets	$792.3	$761.4	$30.9

Current Liabilities
Accounts payable	$70.6	$62.6	$8.0
Accrued income taxes	8.4	6.8	1.6
Accrued salaries, wages and commissions	20.9	22.3	(1.4)
Current deferred tax liabilities	2.8	2.8	—
Other accrued expenses	116.2	114.0	2.2
Total current liabilities	218.9	208.5	10.4
Net working capital	$573.4	$552.9	$20.5

The decrease in cash and cash equivalents of $73.3 million was primarily the result of the purchase of short-term investments with excess cash balances.  The increase in short-term investments of $86.0 million was the result of the investment of excess cash balances in short-term investments as well as the impact of rebalancing our investment portfolio during the first quarter to improve the liquidity of our investments.

The increase in net trade accounts receivable of $15.3 million reflects the sequential quarter over quarter increase in revenue of approximately 12.4 percent during the first quarter of fiscal year 2010.

Inventories were essentially unchanged from the end of the prior fiscal year as a decrease in finished goods was offset by increases in work-in-process and raw materials.

The increase in accounts payable of $8.0 million reflects the increase in the raw materials inventories and other manufacturing related expense.  We had $9.5 million of capital expenditures during the first three months of fiscal 2010 which also contributed to the increase in accounts payable.

The increase in accrued income taxes reflects the provision for the first three months of fiscal year 2010.

Other

In connection with certain tax matters described in Part I, Item 1, Note 13, “Income Taxes,” we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $56.6 million is probable and as such, we have not recognized them as income tax benefits in our financial statements. We have determined we overpaid $53.7 million of income taxes (which is included in the $56.6 million) in Singapore as a result of errors in our transfer pricing of intercompany transactions.  We are also seeking refunds in Japan for $2.9 million.  We have determined our claim for a refund of tax is not probable and have not recognized a benefit for such refund claims. Consequently, we have recorded both U.S. federal income taxes and Singapore income taxes with respect to certain fiscal years. During the third quarter of fiscal year 2009, we received notice of assessment from the Singapore tax authority due to the late filing of the Singapore subsidiary’s fiscal year 2007 income tax return.  The assessment of approximately $15.5 million was based upon our transfer pricing methodology prior to fiscal year 2007.  We have determined that collection on this assessment is not probable as it is more likely than not that our current transfer pricing methodology will be sustained.

During fiscal 2009 we filed amended U.S. federal income tax returns and we claimed a refund, which we have not benefitted to the financial statements, that we anticipate will range from $22.0 million to $25.0 million depending upon potential interest associated with the refund.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in the fiscal year 2009 Form 10-K filed August 27, 2009.

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

Apart from the operating lease obligations and purchase commitments discussed in the 2009 Annual Report, we do not have any off-balance sheet arrangements as of September 27, 2009.

Recent Accounting Pronouncements

Information set forth under Part I, Item 1, Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” is incorporated herein by reference.

Out-of-Period Adjustments

        Included in the results for the first quarter of fiscal year 2010 are corrections of prior period errors, some of which increased and some of which decreased net loss. Based on our current and historical financial condition and results of operations, management has determined that these corrections are immaterial both individually and in the aggregate to the financial statements in each applicable prior period and the current periods to date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

           Our exposure to interest rate risk is primarily through our investment portfolio.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR or Treasury Bills.  Investments in longer term fixed rate debt will be generally compared to yields on comparable maturity high grade Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at September 27, 2009, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $2.6 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other than temporary.

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

A significant amount of our revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, we have a sales office and a Semiconductor Fabrication Facility with revenues primarily in U.S. Dollars and Euros and expenses in British Pounds Sterling.  To protect against exposure to currency exchange rate fluctuations, we have established cash flow and balance sheet translation risk hedging programs.  Currency forward contract hedges have generally been utilized in these risk management programs.  Our hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

In October 2004, our Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars.  The transaction commencement date was March, 2005 and the termination date is April, 2011.  Each month, we exchange JPY 9,540,000 for $100,000.  When the applicable currency exchange rate is less than or equal to 95.40, we exchange JPY 18,984,600 for $199,000.

We had approximately $41.6 million in notional amounts of forward contracts not designated as accounting hedges under FASB ASC 815-10, “Derivatives and hedging”, at September 27, 2009 .  Net realized and unrealized foreign-currency gains (losses) recognized in earnings, as a component of other expense, were $(1.1) million and $2.3 million for the three months ended September 27, 2009 and September 28, 2008, respectively.

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

At September 27, 2009, we had $586.9 million of total cash, cash equivalents and investments, excluding restricted cash, consisting of available-for-sale fixed income securities.  We manage our total portfolio to encompass a diversified pool of investment-grade securities.  The average credit rating of our investment portfolio is A3/A-.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns.  To the extent that our portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the three months ended September 27, 2009, the fair values of certain of our investments declined and we recognized $1.9 million in other-than-temporary impairment relating to certain available-for-sale securities.  See Part I, Item 1A, “Risk Factors—Our investments in certain securities expose us to market risks”, set forth in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) required by Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  See Exhibits 31.1 and 31.2.  This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2009.  Based on our evaluation and the identification of the material weaknesses in our internal controls over financial reporting, our CEO and CFO concluded that, as of September 27, 2009, our disclosure controls and procedures were not effective.   Management has identified the following control deficiencies that constituted individually or in the aggregate material weaknesses in our internal control over financial reporting as of September 27, 2009:

1.           We did not maintain an effective IT general control environment.  Specifically, we did not maintain effective controls over the restriction of access to incompatible functions within certain business system applications, giving rise to the opportunity to record or process transactions inconsistent with the user’s roles and responsibilities. Additionally, we did not maintain effective controls to monitor system developer’s access to make modifications to source code and data in certain business applications.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of fiscal year 2010 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

IT General Controls—We will continue to review and evaluate our business applications and remove those conflicts where users may have the ability to process transactions which are inconsistent with the user’s roles and responsibilities and identify controls to mitigate the risk.   In addition, we have implemented monitoring controls over the developer’s access to modify certain business applications but we have not yet had a sufficient period of time to complete the assessment of the effectiveness of our newly implemented controls.  These controls monitor the developers access to ensure that the modification to source code and data have been appropriately authorized, tested and approved.

Period End Financial Reporting Process—We have hired various personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) commensurate with our financial reporting requirements.  In December 2008 and February 2009, we hired a Vice President, Corporate Controller, and a Director, Financial Reporting, respectively, both reporting directly to the CFO.  We believe we have adequately engaged a sufficient complement of skilled personnel and we will continue to supplement our accounting staff with external advisors and technical accounting staff, as needed.  We have implemented certain analytical procedures as part of our closing process to ensure that we have additional monitoring controls designed to improve the accuracy of our financial statements.  Additionally, we continue to improve and implement more rigorous period end reporting processes to include improved controls and procedures involving review and approval of accounting transaction supporting documentation. We will continue to reinforce the importance of understanding GAAP.

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

Inherent Limitations Over Internal Controls

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must acknowledge the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the deliberate acts of one or more persons.  The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Our disclosures regarding the matters set forth in Note 15, "Environmental Matters," and Note 16, "Litigation," to our consolidated financial statements set forth in Part II, Item 8, herein, are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

 This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, as supplemented by the factors set forth below,  and other uncertainties disclosed in our reports filed from time to time with the SEC.

 If the demand for our products or a particular mix of our products  increases faster than we anticipate or are able to produce, we may not be able to satisfy the demand with our planned available capacity, which could limit our revenue growth potential and expose us to loss of design and sale opportunities, and potential liability.

Although we operated with significant excess manufacturing capacity during most of the fiscal year ended June 28, 2009, the markets in which we operate are very cyclical and subject to large swings in demand. We attempt to install capacity to meet our demand forecast. However, since additional capacity can take up to six months or more to install, if the demand for our products or a particular mix of our products increases at a rate faster than we anticipate or are able to produce, we may not be able to increase our internal and external manufacturing capacity fast enough to satisfy the higher demand. As a result, the company's revenue growth may be limited by manufacturing capacity constraints.  We have also had delays and may experience delays in the shipment of certain of our products to customers. Additionally, to the extent we are not able to satisfy customer demands timely or otherwise, we may risk the loss of design and sales opportunities which could have a material adverse effect on our results of operation.  Additionally, to the extent we may not be able to satisfy contractual obligations, we may be subject to potential claims.  While we would defend ourselves vigorously against any such claims, large claims, if found to be meritorious, could have a material adverse effect on our results of operation and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

        The following provides information on a monthly basis for the three months ended September 27, 2009 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
June 29, 2009 to July 26, 2009	0	$—	—	$76,425,267
July 27, 2009 to August 23, 2009	0	$—	—	$76,425,267
August 24, 2009 to September 27, 2009	0	$—	—	$76,425,267

(1)  On October 27, 2008, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100.0 million. This plan may be suspended at anytime without prior notice.

ITEM 5.    OTHER INFORMATION

        (a)   On September 21, 2008, the Company and Ilan Daskal, entered into a letter agreement (“Offer Letter”), pursuant to which, among other things, Mr. Daskal agreed to join the Company as the Company’s Chief Financial Officer and the Company agreed to provide certain compensation and other benefits.  Included as part of Mr. Daskal’s benefits were certain relocation, home sale assistance and temporary living assistance benefits for a period of one year following his employment start date with the Company.   A copy of the Offer Letter is attached to the Company’s Current Report on Form 8-K dated September 26, 2008 and filed with the SEC.  On November 4, 2009, the Company and Mr. Daskal entered into an Offer Letter Amendment extending the period during which Mr. Daskal is eligible to receive such relocation, home sale assistance and temporary living assistance benefits until October 6, 2011, the end of third year following Mr. Daskal’s start date with the Company. A copy of the Offer Letter Amendment is filed herewith as Exhibit 10.1 and incorporated herein by reference. The above summary of the Offer Letter Amendment is not complete and is qualified in its entirety by reference to the actual document filed herewith.

ITEM 6.  EXHIBITS
Index:
3.1
Certificate of Incorporation, as amended to date (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission ("Commission")on July 19, 2006; Registration No. 333-117489)

3.2	Bylaws as Amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 1, 2009)
10.1	Offer Letter Amendment, dated November 5, 2009, between the Company and Ilan Daskal.*+
10.2	Confidential Settlement Agreement and Release, Amendment No. 1 to Transition Buy Back Die Supply Agreement, Amendment No. 2 to Technology License Agreement, Amendment No. 7 to Master Purchase Agreement, and Amendment No. 3 to Asset Purchase Agreement, dated June 25, 2009, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report Amendment No. 1 on Form 8-K/A filed with the Commission on July 29, 2009)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Denotes document submitted herewith. + Denotes management contract or compensation arrangement or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: November 6, 2009	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)