Form 10-Q
period 2009-12-27
INTERNATIONAL RECTIFIER CORP /DE/
filed 2010-02-03
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)☐ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 71,072,883 shares of the registrant’s common stock, par value $1.00 per share, outstanding on January 29, 2010.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Revenues	$210,244	$189,746	$389,615	$434,220
Cost of sales	147,426	125,403	279,440	273,485
Gross profit	62,818	64,343	110,175	160,735

Selling, general and administrative expense	37,285	61,528	80,867	126,405
Research and development expense	24,215	24,901	47,042	49,618
Amortization of acquisition-related intangible assets	1,094	1,098	2,188	2,195
Asset impairment, restructuring and other charges	(30)	48,976	137	49,447
Operating income (loss)	254	(72,160)	(20,059)	(66,930)
Other expense, net	1,009	10,626	1,787	25,208
Interest (income) expense, net	(2,488)	769	(6,458)	(4,291)
Income (loss) before income taxes	1,733	(83,555)	(15,388)	(87,847)
Provision for (benefit from) income taxes	(26,585)	106,197	(26,806)	106,091
Net income (loss)	$28,318	$(189,752)	$11,418	$(193,938)
Net income (loss) per common share—basic	$0.40	$(2.61)	$0.16	$(2.67)
Net income (loss) per common share—diluted	$0.39	$(2.61)	$0.16	$(2.67)
Average common shares outstanding—basic	71,605	72,692	71,566	72,770
Average common shares and potentially dilutive securities outstanding—diluted	71,827	72,692	71,667	72,770

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net income (loss)	$28,318	$(189,752)	$11,418	$(193,938)
Other comprehensive income (loss):
Foreign currency translation adjustments	(590)	(60,774)	(4,747)	(84,645)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $(973), $0, $1,684 and $0, respectively	(1,612)	5,611	597	(853)
Reclassification adjustments of net gains on foreign currency forward contract	—	113	(1,565)	(83)
Other comprehensive loss	(2,202)	(55,050)	(5,715)	(85,581)
Comprehensive income (loss)	$26,116	$(244,802)	$5,703	$(279,519)

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 27, 2009	June 28, 2009 (1)
Assets
Current assets:
Cash and cash equivalents	$209,406	$365,761
Restricted cash	3,405	3,925
Short-term investments	260,727	113,247
Trade accounts receivable, net	127,141	97,572
Inventories	157,973	151,121
Current deferred tax assets	1,257	1,223
Prepaid expenses and other receivables	59,431	28,556
Total current assets	819,340	761,405
Long-term investments	75,996	121,508
Property, plant and equipment, net	352,855	369,713
Goodwill	74,955	74,955
Acquisition-related intangible assets, net	9,633	11,821
Long-term deferred tax assets	7,049	7,994
Other assets	47,483	53,911
Total assets	$1,387,311	$1,401,307
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,960	$62,570
Accrued income taxes	13,271	6,830
Accrued salaries, wages and commissions	25,039	22,325
Current deferred tax liabilities	2,793	2,793
Other accrued expenses	68,292	114,043
Total current liabilities	191,355	208,561
Long-term deferred tax liabilities	5,188	4,439
Other long-term liabilities	48,352	53,055
Total liabilities	244,895	266,055
Commitments and contingencies
Stockholders’ equity:
Common shares	73,243	73,101
Capital contributed in excess of par value of shares	988,113	981,786
Treasury stock, at cost	(28,640)	(23,632)
Retained earnings (2)	109,780	98,362
Accumulated other comprehensive income (2)	(80)	5,635
Total stockholders’ equity	1,142,416	1,135,252
Total liabilities and stockholders’ equity	$1,387,311	$1,401,307

(1)   Amounts derived from the audited financial statements at June 28, 2009.

(2)   See Note 2, “Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income,” in Notes to Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 27, 2009	December 28, 2008
Cash flow from operating activities:
Net income (loss)	$11,418	$(193,938)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	33,931	32,377
Amortization of acquisition-related intangible assets	2,188	2,195
Stock compensation expense	5,130	2,371
Provision for bad debt	(1,770)	191
Provision for inventory write-downs	(6,134)	4,935
Deferred income taxes	(2,074)	95,919
Other-than-temporary impairment of investments	2,004	25,518
Asset impairment	—	50,824
(Gain) loss on derivatives	(2,920)	178
Net settlement of restricted stock units for tax withholdings	(254)	(228)
(Gain) loss on sale of investments	(3,889)	5,962
Changes in operating assets and liabilities, net	(73,537)	(36,648)
Other	1,205	6,018
Net cash used in operating activities	(34,702)	(4,326)
Cash flow from investing activities:
Additions to property, plant and equipment	(20,103)	(11,065)
Proceeds from sale of property, plant and equipment	57	181
Reductions (additions) to restricted cash	520	(68)
Sale or maturities of investments	129,660	225,601
Purchase of investments	(228,712)	(122,484)
Net cash (used in) provided by investing activities	(118,578)	92,165
Cash flow from financing activities:
Purchase of treasury stock	(5,008)	(7,431)
Reductions in restricted cash	—	1,416
Excess tax benefit from options exercised	—	3
Proceeds from exercise of stock options	1,589	1,363
Net cash used in financing activities	(3,419)	(4,649)
Effect of exchange rate changes on cash and cash equivalents	344	(4,264)
Net (decrease) increase in cash and cash equivalents	(156,355)	78,926
Cash and cash equivalents, beginning of period	365,761	320,464
Cash and cash equivalents, end of period	$209,406	$399,390

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

The Company pioneered the fundamental technology for power metal oxide semiconductor field effect transistors (“MOSFETs”) in the 1970s, and estimates that the majority of the world’s planar power MOSFETs use its technology. Power MOSFETs are instrumental in improving the ability to manage power efficiently. The Company’s products include power MOSFETs, high voltage analog and mixed signal integrated circuits (“HVICs”), low voltage analog and mixed signal integrated circuits (“LVICs”), digital integrated circuits (“ICs”), radiation-resistant (“RAD-Hard™”) power MOSFETs, insulated gate bipolar transistors (“IGBTs”), high reliability DC-DC converters, Automotive products, and DC-DC converter type applications.

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

Reclassification

 The Company has reclassified net settlement of restricted stock units from cash flow from financing activities to cash flow from operating activities in the unaudited condensed consolidated statement of cash flow in the prior year period to conform to current year presentation.  In addition, deferred revenue have now been included in changes in operating assets and liabilities.

Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the Sunday closest to June 30. The three months ended December 2009 and 2008 consisted of 13 weeks ending on December 27, 2009 and December 28, 2008, respectively.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities measured and recorded at fair value on a recurring basis were presented on the Company’s condensed consolidated balance sheet as of December 27, 2009 as follows (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$4,998	$—	$4,998	$—
Short-term investments	260,727	227,072	33,655	—
Long-term investments	75,996	28,367	16,791	30,838
Other assets	30,027	28,073	—	1,954
Prepaid expenses and other receivables	692	—	692	—
Other accrued expenses	(192)	—	(192)	—
Other long-term liabilities	(6,498)	(6,498)	—	—
Total	$365,750	$277,014	$55,944	$32,792
Fair value as a percentage of total	100.0%	75.7%	15.3%	9.0%
Level 3 as a percentage of total assets				2.4%

The fair value of investments, derivatives, and other assets and liabilities are disclosed in Note 3, Note 4, and Note 10, respectively.

During the three months ended December 27, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.

Level 3 Valuation Techniques

Certain financial assets are measured using Level 3 inputs such as pricing models, discounted cash flow methodologies or similar techniques, and where at least one significant model assumption or input is unobservable. Level 3 inputs are used for financial assets that include a non-transferable put option on a strategic investment and certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At December 27, 2009, these securities were valued primarily using an independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 27, 2009.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable Level 3 inputs for the three months ended December 27, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at September 27, 2009	$2,149	$35,048	$37,197
Total gains or losses (realized or unrealized):
Included in earnings (or changes in net assets)	(199)	1,213	1,014
Included in other comprehensive income	—	810	810
Purchases, issuance, and settlements	—	(6,229)	(6,229)
Transfers in and/or out of level 3	—	—	—
Ending balance at December 27, 2009	$1,950	$30,842	$32,792

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable Level 3 inputs for the six months ended December 27, 2009 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at June 28, 2009	$—	$40,834	$40,834
Total gains or losses (realized or unrealized):
Included in earnings (or changes in net assets)	(199)	2,551	2,352
Included in other comprehensive income	—	2,155	2,155
Purchases, issuance, and settlements	2,149	(14,698)	(12,549)
Transfers in and/or out of level 3	—	—	—
Ending balance at December 27, 2009	$1,950	$30,842	$32,792

Gains and losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings as shown above consist of mark to market adjustments for derivatives and other-than-temporary impairments for investments which are included in other expense and realized losses on sale of securities which are included in interest income.

Subsequent Events

The Company has evaluated subsequent events through February 3, 2010, which represents the date the financial statements were issued.

Out-of-Period Adjustments

Included in the results for the three and six months ended December 27, 2009, are corrections of prior period errors, some of which increased and some of which decreased net loss. Based on the Company's current financial condition and results of operations, management has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current period to date, both individually and in the aggregate.

Adoption of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update 2010-01, “Equity (Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash a consensus of the FASB Emerging Issues Task Force”.  This update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topic 505 (Equity) and Topic 260 (Earnings Per Share).  The update is effective for annual and interim periods ending after December 15, 2009.  The adoption of this update, during the second quarter of fiscal year 2010, did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued ASC Update No. 2009-05, “Fair Value Measurements and disclosures (Topic 820)-Measuring Liabilities at Fair Value”.  This update provides amendments to FASB ASC 820, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities.  This update also provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) A valuation technique that uses: a) the quoted price of the identical liability when traded as an asset, b) quoted prices for similar liabilities or similar liabilities when trades as assets, and 2) another valuation technique that is consistent with the principles of Topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The adoption of this update, during the second quarter of fiscal year 2010, did not have a material impact on the Company’s financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In June 2008, the FASB issued FASB ASC No. 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FASB ASC 260-10”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FASB ASC 260-10 is applied retroactively to all prior periods presented in the Company’s financial statements. The adoption of FASB ASC 260-10 resulted in an increase in the weighted average basic shares outstanding of approximately 0.4 million shares for the three and six months ended December 27, 2009.  There was no impact to the prior year periods due to the net loss reported in these periods.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASC No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements".  This update provides amendments to Subtopic 820-10 and requires the following new disclosures: 1) Transfers in and out of Levels 1 and 2, and 2) Activity in Level 3 fair value measurements that discloses separately information about Level 3 purchases, sales, issuances, and settlements.  Additionally, this update clarifies existing disclosures of the level of disaggregation, and disclosures about inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not believe that the adoption of this update will have a material impact on its financial statements.

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

2.  Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income

  During fiscal years 1998 through 2006, the Company recorded foreign currency gains and losses on certain intra-company loans as foreign currency translation adjustments, a component of other comprehensive income (loss). These foreign currency gains and losses should have been reflected in other expense, net and, as a result, should have affected net income (loss).  The cumulative effect of this error on the Company’s previously reported financial results over the fiscal years 1998 through 2006 was to decrease net income and retained earnings, and to increase other comprehensive income (loss), by $13.3 million, in the aggregate.  The effect on previously reported net income (loss) for fiscal years 2006, 2005, 2004, 2003 and 2002 was $0.6 million, $(0.2) million, $3.7 million, $8.3 million, and $2.7 million, respectively, and the cumulative effect on previously reported net income (loss) over the fiscal years 1998 through 2001 was $(1.8) million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income (Continued)

The following table presents adjustments to the Company’s previously reported retained earnings and accumulated other comprehensive income as of September 27, 2009 (in thousands) for this matter:

	September 27, 2009
	As Previously Reported	Effect of Adjustments	As Adjusted
Stockholders’ equity:
Common shares	$73,181	$—	$73,181
Capital contributed in excess of par value of shares	984,916	—	984,916
Treasury stock, at cost	(23,632)	—	(23,632)
Retained earnings	68,115	13,347	81,462
Accumulated other comprehensive income	15,469	(13,347)	2,122
Total stockholders’ equity	$1,118,049	$—	$1,118,049

The following table presents adjustments to the Company’s previously reported retained earnings and accumulated other comprehensive income as of June 28, 2009 (in thousands) for this matter:

	June 28, 2009
	As Previously Reported	Effect of Adjustments	As Adjusted
Stockholders’ equity:
Common shares	$73,101	$—	$73,101
Capital contributed in excess of par value of shares	981,786	—	981,786
Treasury stock, at cost	(23,632)	—	(23,632)
Retained earnings	85,015	13,347	98,362
Accumulated other comprehensive income	18,982	(13,347)	5,635
Total stockholders’ equity	$1,135,252	$—	$1,135,252

3. Investments

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

Available-for-sale securities as of December 27, 2009 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
U.S. government and agency obligations	$259,893	$861	$(28)	$833	$260,727
Total short-term investments	$259,893	$861	$(28)	$833	$260,727
Long-Term Investments:
Corporate debt	$—	$23	$—	$23	$23
U.S. government and agency obligations	43,849	1,286	—	1,286	45,135
Mortgage-backed securities	13,328	2,774	—	2,774	16,102
Asset-backed securities	12,487	2,256	(7)	2,249	14,736
Total long-term investments	$69,664	$6,339	$(7)	$6,332	$75,996

Notes receivable	$2,050	$—	$—	$—	$2,050
Equity securities	$15,682	$2,836	$—	$2,836	$18,518

Available-for-sale securities as of June 28, 2009 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$1,543	$58	$—	$58	$1,601
U.S. government and agency obligations	111,199	447	—	447	111,646
Total short-term investments	$112,742	$505	$—	$505	$113,247
Long-Term Investments:
Corporate debt	$385	$300	$—	$300	$685
U.S. government and agency obligations	79,024	2,570	—	2,570	81,594
Mortgage-backed securities	18,600	1,668	—	1,668	20,268
Asset-backed securities	17,818	1,143	—	1,143	18,961
Total long-term investments	$115,827	$5,681	$—	$5,681	$121,508

Notes receivable	$2,050	$—	$—	$—	$2,050
Equity securities	$16,893	$3,301	$(1,766)	$1,535	$18,428

The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The investment policy is to manage total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

The Company holds as strategic investments the common and preferred stock of three publicly traded foreign companies. The common and preferred investments are shown as “Equity Securities” and “Notes Receivable” in the table above, respectively, and are included in other assets on the consolidated balance sheets.  The common shares of these companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the shares to the issuer at the price the shares were issued to the Company as adjusted for dividends received.   The put option became effective September 1, 2009, and was initially fair valued as of September 27, 2009 with a fair value of $2.1 million.  As of December 27, 2009, the fair value of the option was $1.9 million with the change in fair value recorded in other income expense (See Note 4, “Derivatives”).  Dividend income from these companies was $0.1 million and $0.1 million for the three months ended December 27, 2009 and December 28, 2008, respectively, and $0.1 million and $0.3 million for the six months ended December 27, 2009 and December 28, 2008, respectively.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the three months ended December 27, 2009, and December 28, 2008 were $0.1 million and $10.3 million, respectively, and for the six months ended December 28, 2009, and December 28, 2008 were $2.0 and $25.5 million, respectively, and were included in other expense.

The investments the Company determined were other-than-temporarily impaired during the three months ended December 27, 2009 were mortgage-backed and asset-backed securities, and for the six months ended December 27, 2009, were mortgage-backed and asset-backed securities and an equity investment.  During the three and six months ended December 28, 2008, mortgage-backed securities, asset-backed securities and corporate bonds were determined to be other-than-temporarily impaired.  As a result of determining the investments were other-than-temporarily impaired, the Company recorded an impairment charge of $0.1 million related to its investment in mortgage-backed and asset-backed securities for the three months ended December 27, 2009, and $0.8 million related to its investment in mortgage-back securities and asset-backed securities, and $1.2 million related to an equity investment for the six months ended of December 27, 2009.  For the three and six months ended December 28, 2008, the Company recorded impairment charges of $9.9 million related to its in investment in mortgage-backed and asset backed securities and $0.4 million related to its investments in corporate bonds, and $21.6 million related to mortgage-backed and asset backed securities and $3.9 million related to corporate bonds, respectively.

As of December 27, 2009, the Company had $2.0 million in investment value of mortgage-backed and asset-backed securities that were in a loss position and which the Company does not intend to hold to maturity. These securities were fair valued utilizing a cash flow model which relied upon tranche specific cash flow projections, the benchmark yield, assumed collateral performance and tranche specific yield. These investments were determined to be other-than-temporarily impaired due to the expectation of a prolonged economic slowdown weighing on the underlying assets of these securities. The Company does not believe that it is more likely than not prices will recover before these investment positions are sold. Additional information the Company considered in determining that these securities were other than temporarily impaired included quantitative information regarding the most recent delinquency rate, foreclosure or real estate-owned rate, current credit rating and the rating date, correlation of price change and benchmark yield change, net credit support, coverage ratio and effective maturity for these securities. Qualitative analysis considered past impairments, changes in prepayment speed and the magnitude of the unrealized loss.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter end (in thousands):

	Securities held in a loss position for less than 12 months at December 27, 2009		Securities held in a loss position for 12 months or more at December 27, 2009		Total in a loss position at December 27, 2009
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$55,291	$(28)	$—	$—	$55,291	$(28)
Asset-backed securities	1,530	(7)	—	—	1,530	(7)
Total	$56,821	$(35)	$—	$—	$56,821	$(35)

	Securities held in a loss position for less than 12 months at June 28, 2009		Securities held in a loss position for 12 months or more at June 28, 2009		Total in a loss position at June 28, 2009
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity securities	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)
Total	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)

The amortized cost and estimated fair value of investments at December 27, 2009, by contractual maturity, are as follows (in thousands):

Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$259,893	$260,727
Due in 1-2 years	43,849	45,158
Due in 2-5 years	79	84
Due after 5 years	25,737	30,754
Total investments	$329,558	$336,723

(1)	Contractual maturity for asset-backed and mortgage-backed securities was based on initial contractual maturity dates.

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains and (losses) were $1.3 million and $(0) million, respectively, for the three months ended December 27, 2009 and $3.9 million and $(0) million for the six months ended December 27, 2009, respectively. Gross realized gains and (losses) were $2.7 million and $(7.8) million, respectively, for the three months ended December 28, 2008 and $3.1 million and $(9.1) million for the six months ended December 28, 2008, respectively.  The cost of marketable securities sold was determined by the first-in, first-out method.

For the three and six months ended December 27, 2009, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $(0.4) million and $0.4 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest (income) expense, net or other expense, net depending on the nature of the gain (loss).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

Fair Value of Investments

The following table presents the balances of investments measured at fair value on a recurring basis, including cash equivalents, as of December 27, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$305,862	$255,439	$50,423	$—
Commercial paper	4,998	—	4,998	—
Corporate debt	23	—	23	—
Mortgage-backed securities	16,102	—	—	16,102
Asset-backed securities	14,736	—	—	14,736
Notes receivable	2,050	2,050	—	—
Equity securities	18,522	18,518	—	4
Total securities at fair value	$362,293	$276,007	$55,444	$30,842

4. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate these risks, and as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  As of December 27, 2009 and June 28, 2009, the Company had currency forward contracts and a foreign currency swap contract which were not designated as accounting hedges.  In addition, at December 27, 2009, the Company had a put option on one of the Company’s strategic investments (See Note 3, “Investments”).

Interest Rates

 The Company is subject to interest rate risk through its investments.  The objectives of the Company’s investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on the Company’s investments in short-term debt will be generally compared to yields on money market instruments such as U.S. Commercial Paper programs, LIBOR or U.S. Treasury Bills.  Investments in long term debt securities will be generally compared to yields on comparable maturity of U.S. Treasury obligations, investment grade corporate instruments with an equivalent credit rating or an aggregate benchmark index.

The Company had no outstanding interest rate derivatives as of December 27, 2009.

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

A significant amount of the Company’s revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a semiconductor wafer fabrication facility with revenues primarily in the U.S. Dollar and Euro, and expenses in British Pound Sterling.  To protect against exposure to currency exchange rate fluctuations, the Company has established cash flow and balance sheet translation risk hedging programs.  Currency forward contract hedges have generally been utilized in these risk management programs.  The Company’s hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Derivative Financial Instruments (Continued)

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

The Company had approximately $41.2 million and $31.6 million in notional amounts of forward contracts not designated as accounting hedges under FASB ASC 815-10, “Derivatives and hedging”, at December 27, 2009 and December 28, 2008, respectively.  Net realized and unrealized foreign-currency gains (losses) related to these contracts recognized in earnings, as a component of other expense, were $0.5 million and $(0.8) million and $(0.6) million and $0.3 million for the three and the six months ended December 27, 2009 and December 28, 2008, respectively.

 In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the preceding analysis.

At December 27, 2009, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets December 27, 2009		Derivative Liabilities December 27, 2009
Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Put option	Other assets	$1,950
Currency forward contracts	Prepaid expenses and other receivables	692	Other accrued expenses	$—
Foreign currency swap contracts	Other assets	—	Other accrued expenses	(192)
Total		$2,642		$(192)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Derivative Financial Instruments (Continued)

The gain or (loss) recognized in earnings during the three months ended December 27, 2009, was comprised of the following (in thousands):
Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Put option	Other expense	$(199)
Currency forward contracts	Other expense	498
Foreign currency swap contracts	Other expense	63
Total		$362

The gain or (loss) recognized in earnings during the six months ended December 27, 2009, was comprised of the following (in thousands):

Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Put option	Other expense	$1,950
Currency forward contracts	Other expense	(766)
Foreign currency swap contracts	Other expense	(64)
Total		$1,120

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of December 27, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put Option	$1,950	$—	$—	$1,950
Foreign Currency Derivatives
Assets	692	—	692	—
Liabilities	(192)	—	(192)	—
Total derivative instruments at fair value	$2,450	$—	$500	$1,950

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Supplemental Cash Flow Disclosures

Components in the changes of operating assets and liabilities for the six months ended December 27, 2009 and December 28, 2008 were comprised of the following (in thousands):

	Six Months Ended
	December 27, 2009	December 28, 2008
Trade accounts receivable	$(27,694)	$13,433
Inventories	(1,327)	(8,744)
Prepaid expenses and other receivables	(17,248)	(16,200)
Accounts payable	19,033	(12,282)
Accrued salaries, wages and other commissions	2,697	(10,068)
Deferred compensation	2,836	694
Accrued income taxes payable	(6,076)	9,523
Other accrued expenses	(45,758)	(13,004)
Changes in operating assets and liabilities	$(73,537)	$(36,648)

Supplemental disclosures of cash flow information (in thousands):

	Six Months Ended
	December 27, 2009	December 28, 2008
Non-cash investing activities:
Increase (decrease) in liabilities accrued for property, plant and equipment purchases	$657	$(281)

6. Inventories

Inventories at December 27, 2009 and June 28, 2009 were comprised of the following (in thousands):

	December 27, 2009	June 28, 2009
Raw materials	$38,072	$32,717
Work-in-process	73,175	66,613
Finished goods	46,726	51,791
Total inventories	$157,973	$151,121

7. Goodwill and Acquisition-Related Intangible Assets

At December 27, 2009 and June 28, 2009, acquisition-related intangible assets included the following (in thousands):

		December 27, 2009
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(21,487)	$8,192
Customer lists	5 - 12	5,330	(4,643)	687
Intellectual property and other	5 - 15	7,963	(7,209)	754
Total acquisition-related intangible assets		$42,972	$(33,339)	$9,633

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

As of December 27, 2009, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2010: $2,200; fiscal year 2011: $4,125; fiscal year 2012: $1,771; fiscal year 2013: $231; and fiscal year 2014: $177.

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

The carrying amounts of goodwill by ongoing business segment as of December 27, 2009 and June 28, 2009 are as follows (in thousands):

Business Segments:	December 27, 2009	June 28, 2009
Power Management Devices	$—	$—
Energy-Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$74,955	$74,955

8. Bank Loans and Long-Term Debt

At December 27, 2009, the Company had $2.4 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

9. Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):
	December 27, 2009	June 28, 2009
Sales returns	$22,361	$21,036
Accrued accounting and legal costs	11,722	60,713
Deferred revenue	8,097	7,885
Accrued employee benefits	3,843	3,995
Accrued Divestiture liability	1,742	2,410
Accrued warranty	1,850	1,767
Accrued utilities	1,518	1,563
Accrued sales and other taxes	2,205	1,117
Short-term severance liability	5,145	5,234
Other	9,809	8,323
Total other accrued expenses	$68,292	$114,043

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

The following table details the changes in the Company’s warranty reserve for the six months ended December 27, 2009, which is included in other accrued expenses (in thousands):

Accrued warranty, June 28, 2009	$1,767
Accruals for warranties issued during the period	1,806
Changes in estimates related to pre-existing warranties	(745)
Warranty claim settlements	(978)
Accrued warranty, December 27, 2009	$1,850

10. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):

	December 27, 2009	June 28, 2009
Income taxes payable	$30,263	$35,197
Divested entities’ tax obligations	7,212	7,283
Deferred compensation	7,521	6,543
Other	3,356	4,032
Total other long-term liabilities	$48,352	$53,055

Fair Value of Long-term Liabilities

The following table presents the long-term liabilities and the related assets measured at fair value on a recurring basis (in thousands):

Long-term Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan	$6,498	$6,498	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	7,505	7,505	—	—

        The Company also maintains a $1.0 million severance accrual in Japan that is not required to be fair valued as of December 27, 2009.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. The following table summarizes the stock option activities for the six months ended December 27, 2009 (in thousands, except per share price data):

	Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 28, 2009	8,248	$30.40	—	$3,738
Granted	166	$18.79	$5.70	—
Exercised	(111)	$14.30	—	$603
Expired or forfeited	(1,363)	$34.45	—	—
Outstanding, December 27, 2009	6,940	$29.58	—	$20,716

For the six months ended December 27, 2009 and December 28, 2008, the Company received $1.6 million and $1.4 million, respectively, for stock options exercised. The total tax benefit realized for the tax deductions from stock options exercised was de minimis for the six months ended December 27, 2009 and December 28, 2008, respectively.

On November 11, 2009, the Company made an award of 166,000 units of performance based restricted stock units (“PRSUs”) to executives and certain key employees pursuant to the Company’s 2000 Incentive Plan, as amended (“2000 Plan”).  The awards vest in about November 2010 upon the achievement of a company performance goal and the achievement of individual performance goals.  Performance goals vary depending on the executive or key employee and, although some goals may be met or expire at earlier dates, must be achieved by the end of the first quarter of fiscal year 2011 for the awards to vest.  Approximately $0.4 million of expense was recognized for these awards during the three months ended December 27, 2009.  The awards were granted at the market value of the underlying share on the date of grant.

The following table summarizes the Restricted Stock Unit (“RSU”) activities for the six months ended December 27, 2009 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 28, 2009	355	$17.84	$5,215
Granted	168	$19.06	—
Vested	(46)	$17.26	$791
Expired or forfeited	(2)	—	—
Outstanding, December 27, 2009	475	$18.32	$10,388

The Company's employee stock option plan permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the six months ended December 27, 2009, the Company reduced the quantity of RSUs that would otherwise vest by 14,773 shares to fund a grantee's income tax obligations.

Additional information relating to the stock option plans, including employee stock options and RSUs at December 27, 2009 and June 28, 2009 is as follows (in thousands):
	As of
	December 27, 2009	June 28, 2009
Options exercisable	4,225	5,179
Options available for grant	2,612	2,408
Total reserved common stock shares for stock option plans	10,027	11,011

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

For the three months and six months ended December 27, 2009 and December 28, 2008, stock-based compensation expense associated with the Company’s stock options and RSUs is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Cost of sales	$430	$—	$850	$134
Selling and administrative expense	1,788	897	3,461	1,405
Research and development expense	373	284	819	832
Total stock-based compensation expense	$2,591	$1,181	$5,130	$2,371

The total unrecognized compensation expense for outstanding stock options and RSUs was $21.1 million as of December 27, 2009, which will be recognized, in general, over three years, except for the PRSU awards and one stock option award and one RSU award made to the CEO.  The total unrecognized compensation expense for the CEO grants will be recognized over 2.0 years.  The total unrecognized compensation expense for the PRSU awards may be recognized during the next nine months depending on whether the related goals for the PRSU’s are achieved.  As of December 27, 2009, the weighted average number of years to recognize the total compensation expense (including that of the CEO) was 1.5 years.

The fair value of the options issued during the six months ended December 27, 2009 and December 28, 2008, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 27, 2009	December 28, 2008
Expected life	3.5 years	3.9 years
Risk free interest rate	1.4%	2.5%
Volatility	39.3%	54.5%
Dividend yield	0.0%	0.0%

12. Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination and relocation of employees and other related activities. Asset impairment, restructuring and other charges include program-specific exit costs, severance benefits pursuant to an ongoing benefit arrangement, and special termination benefits. Severance costs unrelated to the Company's restructuring initiatives are recorded as an element of cost of sales, research and development or selling, general and administrative expense, depending upon the classification and function of the employee terminated. Restructuring costs were expensed during the period in which all requirements of recognition were met.

Asset write-downs are principally related to facilities and equipment that will not be used subsequent to the completion of exit or downsizing activities being implemented, and cannot be sold for amounts in excess of carrying value. In determining the asset groups for the purpose of calculating write-downs, the Company groups assets at the lowest level for which identifiable cash flow information is largely independent of the cash flows of other assets and liabilities. In determining whether an asset was impaired, the Company evaluates estimated undiscounted future cash flows and other factors such as changes in strategy and technology.
An indicator of impairment loss exists if the estimated undiscounted future cash flows from the initial analysis are less than the carrying amount of the asset group. The Company then determines the fair value of the asset group using the present value technique, by applying to the estimated future cash flows at discount rate that incorporates the time value of money as well as expectations about the future cash flows and the appropriate risk premium.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

Asset impairment, restructuring and other charges represent costs related primarily to the following:
•	Newport Fabrication Facility Consolidation
•	El Segundo Fabrication Facility Closure
•	Research and Development Facility Closure Initiative
•	Termination of the Vishay Intertechnology, Inc. (“Vishay”) transition product services agreement (“TPSA”) (PCS Divestiture)

The following table summarizes restructuring charges incurred during the three and six months ended December 27, 2009, and December 28, 2008 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Reported in asset impairment, restructuring and other charges	$—	$48,885	$—	$48,885
Severance and workforce reduction costs (adjustments)	(49)	31	42	382
Other Charges	19	60	95	180
Total asset impairment, restructuring and other charges	$(30)	$48,976	$137	$49,447

In addition to the amounts in the table above, workforce reduction expense related to retention bonuses of $0.3 million and $0.7 million for the three and the six months ended December 27, 2009, respectively, and $0.1 million for the prior year comparable periods was recorded in cost of sales related to the restructuring initiatives.  The Company also incurred costs to relocate and install equipment of $0.5 million and $1.8 million for the three and six months ended December 27, 2009, respectively and $0.4 million for the prior year comparable periods.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the Company's restructuring related accruals for the six months ended December 27, 2009, which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	Research & Development and PCS Divestiture
Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376
Accrued during the six months and charged to asset impairment, restructuring and other charges	—	177	—
Accrued during the six months and charged to operating expenses	—	675	32
Costs paid during the six months	(186)	(2)	(216)
Foreign exchange gains	(6)	—	—
Change in provision	—	—	(135)
Accrued severance and workforce reduction costs, December 27, 2009	$167	$4,385	$57

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and six months ended December 27, 2009, and December 28, 2008 (in thousands):

	Three Months Ended December 27, 2009
	Newport, Wales	El Segundo (Adjustments)	Research & Development Facility	PCS Divestiture (Adjustments)	Total
Asset impairment charges	$—	$—	$—	$—	$—
Severance and workforce reduction costs (adjustments)	—	(25)	—	(24)	(49)
Other charges	—	—	19	—	19
Total asset impairment, restructuring and other charges	$—	$(25)	$19	$(24)	$(30)

	Three Months Ended December 28, 2008
	Newport, Wales	El Segundo	Research & Development Facility	PCS Divestiture (Adjustments)	Total
Asset impairment charges	$48,885	$—	$—	$—	$48,885
Severance and workforce reduction costs	1	—	30	—	31
Other charges	—	—	60	—	60
Total asset impairment, restructuring and other charges	$48,886	$—	$90	$—	$48,976

	Six Months Ended December 27, 2009
	Newport, Wales	El Segundo	Research & Development Facility	PCS Divestiture (Adjustments)	Total
Asset impairment charges	$—	$—	$—	$—	$—
Severance and workforce reduction costs (adjustments)	—	177	—	(135)	42
Other charges	—	—	95	—	95
Total asset impairment, restructuring and other charges	$—	$177	$95	$(135)	$137

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

	Six Months Ended December 28, 2008
	Newport, Wales	El Segundo	Research & Development Facility	PCS Divestiture	Total
Asset impairment charges	$48,885	$—	$—	$—	$48,885
Severance and workforce reduction costs	1	—	381	—	382
Other charges	—	—	180	—	180
Total asset impairment, restructuring and other charges	$48,886	$—	$561	$—	$49,447

Newport, Wales Fabrication Facility Consolidation Initiative

The Company adopted a plan during the second quarter of fiscal year 2009 to consolidate its wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand.  When the Company adopted this plan, market demand had fallen precipitously during the second quarter of fiscal year 2009, and the Company did not foresee a significant recovery in demand in the foreseeable future.  However, subsequent to initiating the plan and exiting certain portions of the facility, there was a significant recovery in demand during the second half of fiscal year 2009.  To service this unforeseen demand, the Company reopened much of the space previously designated for closure as part of this initiative.  On a quarterly basis, the Company will evaluate the timing of continuing this factory consolidation based on the demand outlook and the availability of external capacity.  Based on the Company’s current demand outlook, the Company does not anticipate finishing this factory consolidation before the end of the calendar year.  The total pre-tax cost of the consolidation plan is approximately $52.4 million of which $48.9 million is non-cash charges. These charges consisted of severance and other workforce reduction costs of $1.8 million and asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facilities of $1.7 million.  Through the end of fiscal year 2009, the Company had recorded $52.0 million of the estimated costs to complete the initiative.  During the three and six months ended December 27, 2009, the Company recorded $0.2 million and $0.5 million, respectively, of costs related to moving and installing equipment.  These costs were charged to cost of sales.

Cash payments for this initiative are estimated to be approximately $0.7 million during fiscal year 2010.

El Segundo, California Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The plan will be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million will be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of the additional costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs will be charged to operating expense.  The restructuring charge recorded through fiscal year 2009 under this initiative included $3.6 million of severance, $0.7 million other workforce reduction costs and $2.3 million of other charges for this initiative.  Due to a significant increase in demand, the Company may need to delay the closure of this factory.  On a quarterly basis, the Company will evaluate the timing of this factory closure based on the demand outlook and the availability of external capacity.  Based on the Company’s current demand outlook, the Company does not anticipate completing the closure of this factory before the end of the calendar year.

Cash payments for this initiative were approximately $1.3 million during the six months ended December 27, 2009, and are estimated to be $5.3 million and $2.1 million during the remainder of fiscal year 2010 and thereafter, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England R&D facility and its El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. The Company estimates that the closure and exiting of these two facilities will be completed by the end of the third quarter of fiscal year 2011.  Through fiscal year 2009, the Company had incurred approximately $7.3 million of the total estimated costs under this initiative. Restructuring related cash payments were approximately $0.3 million during the six months ended December 27, 2009, and are estimated to be $0.1 million and $1.4 million for the remainder of fiscal year 2010, and thereafter, respectively.

13. Segment Information

The Company reports in six segments: Enterprise Power (“EP”), Power Management Devices (“PMD”), Energy Saving Products (“ESP”), HiRel, Automotive Products (“AP”), and Intellectual Property (“IP”).  During fiscal 2009 the Company reported the ongoing work for Vishay under the Transition Product Services Agreement (“TPSA”) as Transition Services (“TS”), separate from the Company’s ongoing segments.  This work declined substantially during the fourth quarter of fiscal 2009 due to the termination of all most all of the services in the agreement, and the immaterial amount of remaining sales to Vishay has been included in the Company’s PMD segment as of the beginning of the first quarter of fiscal year 2010.

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

•
For fiscal year 2009 the TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay, as part of the Sale of the Power Control Systems Business (“PCS Business”) (“Divestiture”).  After ongoing ramp-down in many of such services, Vishay terminated most wafer processing services under the TPSA effective April 30, 2009.  The revenue from such terminating services represents all but an immaterial amount of the remaining revenue reported under the TS segment.  The immaterial amount of revenue generated from these services during fiscal year 2010 is reported in the PMD segment.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Segment Information (Continued)

For the three and the six months ended December 27, 2009 and December 28, 2008, revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	Three Months Ended December 27, 2009			Three Months Ended December 28, 2008
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$75,994	36.1%	9.9%	$64,134	33.8%	19.4%
Energy-Saving Products	40,358	19.2	36.4	39,422	20.8	43.3
HiRel	39,797	18.9	50.9	39,433	20.8	56.7
Automotive Products	16,935	8.1	13.7	13,474	7.1	27.9
Enterprise Power	33,741	16.0	43.2	19,350	10.2	42.4
Ongoing customer segments total	206,825	98.4	28.7	175,813	92.7	36.3
Intellectual Property	3,419	1.6	100.0	2,594	1.3	100.0
Ongoing segments total	210,244	100.0	29.9	178,407	94.0	37.3
Transition Services	—	—	—	11,339	6.0	(18.6)
Consolidated total	$210,244	100.0%	29.9%	$189,746	100.0%	33.9%

	Six Months Ended December 27, 2009			Six Months Ended December 28, 2008
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$142,518	36.6%	7.8%	$137,912	31.7%	20.5%
Energy-Saving Products	78,221	20.1	35.5	85,558	19.7	43.1
HiRel	72,406	18.6	49.7	76,785	17.7	54.7
Automotive Products	30,127	7.7	15.7	31,067	7.2	31.0
Enterprise Power	61,186	15.7	41.6	56,629	13.0	42.6
Ongoing customer segments total	384,458	98.7	27.3	387,951	89.3	36.3
Intellectual Property	5,157	1.3	100.0	22,561	5.2	100.0
Ongoing segments total	389,615	100.0	28.3	410,512	94.5	39.8
Transition Services	—	—	—	23,708	5.5	(11.4)
Consolidated total	$389,615	100.0%	28.3%	$434,220	100.0%	37.0%

14. Income Taxes

In accordance with FASB ASC 740-10, “Accounting for Income Taxes” (“FASB ASC 740-10”), the Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company determined that the valuation allowance established against its deferred tax assets in the U.S. and the U.K. during the fiscal year 2009 should remain for the second quarter of fiscal year 2010.

During the second quarter of fiscal year 2010, the FASB ASC 740-10-25 reserve increased by $0.4 million due to uncertain tax positions taken during this quarter.  A reduction in the reserve of $31.9 million was recorded due to a favorable ruling from the Joint Committee on Taxation for prior year refund claims. As of December 27, 2009, the liability for income tax associated with uncertain tax positions was $58.6 million. If the uncertain tax positions are resolved favorably it would result in a benefit to income taxes on the consolidated statement of operations of $33.6 million which would reduce the Company's future effective tax rate.  In connection with the Joint Committee ruling, the Company reflected a refund receivable of $23.6 million on its balance sheet.

The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 27, 2009, the Company had accrued $9.3 million of interest and penalties related to uncertain tax positions. For the quarter, penalties and interest increased the reserve by $0.4 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes (Continued)

While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes represent the most probable outcome. The Company adjusts these reserves, including those for the related interest, in light of changing facts and circumstances.

During fiscal year 2009, the Company filed amended U.S. federal income tax returns and claimed a refund.  It is estimated that the cash refund will be $23.6 million.  Subsequent to the reporting period, the Company has received $18.4 million as of the filing date.

The Company is pursuing refunds for income taxes it believes to have overpaid in certain non-U.S jurisdictions. In these jurisdictions, the Company cannot determine that the realization of the tax refunds of $56.8 million is probable and as such, it has not recognized them as income tax benefits in its financial statements. The Company has determined it has overpaid $54.0 million of income taxes (which is included in the $56.8 million) in Singapore as a result of errors in its transfer pricing of intercompany transactions.  The Company is also seeking refunds in Japan for $2.8 million.   The Company has determined its claim for a refund of tax is not probable and has not recognized benefit for such refund claims. Consequently, the Company has recorded both U.S. federal income taxes and Singapore income taxes with respect to certain fiscal years.

The Company received a notice of assessment from the Singapore tax authority due to the late filing of the Singapore subsidiary's fiscal year 2007 income tax return. The assessment of approximately $15.6 million was based upon the Company's transfer pricing methodology prior to fiscal year 2007. The Company has determined that collection on this assessment is not probable as the Company believes it is more likely than not that its current transfer pricing methodology will be sustained.

The Company's effective tax rate related to continuing operations was a benefit of 1,534.4 percent and an expense of 122.8 percent for the three months ended December 27, 2009 and December 28, 2008, respectively. For the three months ended December 27, 2009, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) the release of contingent liabilities related to uncertain tax positions and (b) tax return to provision and prior period adjustments which were partially offset by (i) the reduction in unrealized gain which benefitted the tax provision in the prior quarter and (ii) an increase in specific uncertain tax position reserves. For the three months ended December 28, 2008, the Company’s effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) valuation allowances recorded on deferred tax assets, impaired securities, and other items, (b) prior period adjustments, (c) non deferral of income from certain jurisdictions, and (d) an increase in certain reserves for uncertain tax positions.   The Company's effective tax rate will be volatile due to the losses that cannot benefit its tax expense in the U.S. and U.K. in combination with its geographic mix of income which results in profit in certain foreign jurisdictions with a resulting tax payable.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Net Income (Loss) per Common Share

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six months ended December 27, 2009 and December 28, 2008 (in thousands, except per share amounts):

	Three Months Ended December 27, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic	$28,318	71,605	$0.40
Effect of dilutive securities:
Stock options and restricted stock units	—	222	—
Net income per common share—diluted	$28,318	71,827	$0.39

	Three Months Ended December 28, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(189,752)	72,692	$(2.61)
Effect of dilutive securities:
Stock options and restricted stock units	—		—
Net loss per common share—diluted	$(189,752)	72,692	$(2.61)

	Six Months Ended December 27, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Net income per common share—basic	$11,418	71,566	$0.16
Effect of dilutive securities:
Stock options and restricted stock units		101
Net income per common share—diluted	$11,418	71,667	$0.16

	Six Months Ended December 28, 2008
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Net loss per common share—basic	$(193,938)	72,770	$(2.67)
Effect of dilutive securities:
Stock options and restricted stock units	—		—
Net loss per common share—diluted	$(193,938)	72,770	$(2.67)

For the three and six months ended December 27, 2009, 3,643,233 and 5,209,022 of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for these periods, respectively. As a result of the net loss for the three and six months ended December 28, 2008, 8,555,682 and 8,531,882 of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for these periods, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Environmental Matters

The Company incorporates by reference its disclosure set forth in Note 12,”Environmental Matters,” to its consolidated financial statements set forth in Part II, Item 8 in the Company’s Annual Report on Form 10-K for its fiscal year ended June 28, 2009 (“2009 Annual Report”), as updated by its disclosure set forth in Note 15, “Environmental Matters,” to its consolidated financial statements set forth in Part I, Item 1 in the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 27, 2009 (“First Quarter Fiscal 2010 Quarterly Report”), subject to the following updates to such disclosure for events taking place subsequent to the filing of the First Quarter Fiscal 2010 Quarterly Report.

The Company has previously reported that in June 2009 it received a Notice of Violation and Request for Information Pursuant to Section 3007(a) of the Resource Conservation Recovery Act (“RCRA”) from Region IX of the U.S. Environmental Protection Agency (“EPA”) as a result of an inspection conducted by the EPA at the Company’s Temecula, California facility in January 2009.  By letter dated December 14, 2009, the EPA notified the Company of its intent file a civil complaint and compliance order against the Company under RCRA within 45 days with respect to allegations in such matter unless the Company provided EPA with reasons why a complaint should not be filed.  The EPA also informed the Company that it is seeking a penalty of approximately $115,000 and encouraged the Company to explore the possibility of settlement.  The company has provided the EPA with additional information and is in ongoing settlement discussions with the EPA.

17. Litigation

The Company incorporates by reference its disclosure set forth in Note 14,”Litigation,” to its consolidated financial statements set forth in Part II, Item 8 in the Company’s 2009 Annual Report, as updated by its disclosure set forth in Note 16, “Litigation,” to its consolidated financial statements set forth in Part I, Item 1 in the First Quarter Fiscal 2010 Quarterly Report, subject to the following updates to such disclosure for events taking place subsequent to the filing of the First Quarter Fiscal 2010 Quarterly Report:

International Rectifier Securities Litigation.

As described in the 2009 Annual Report, on July 29, 2009, an agreement in principle was reached to settle the consolidated securities class action case entitled In re International Rectifier Corporation Securities Litigation (formerly Edward R. Koller v. International Rectifier Corporation, et al.), No. CV 07-02544-JFW (VBKx) (C.D. Cal.).  The proposed settlement, which is dependent upon final approval by the United States District Court for the Central District of California, would resolve all class members’ claims against the Company and certain of its former officers and directors. It would provide for a payment to the plaintiff class of $90.0 million, of which $45.0 million is to be paid by the Company’s insurance carriers and $45.0 million by the Company.  On or about September 22, 2009, the parties filed with the Court a Stipulation of Settlement of the action and, on September 25, 2009, the Court preliminarily approved the proposed case settlement.  The Court set February 8, 2010, as the hearing date for final approval of the settlement, and established a deadline of January 25, 2010 for class members to object to and/or opt out of the settlement.  All discovery and other litigation activity in this case is suspended pending the final approval hearing.  The Company previously accrued a reserve of $45.0 million in fiscal year 2009 for this settlement.  Pursuant to the Stipulation of Settlement, on October 1, 2009, the settlement funds were deposited by the Company and its insurance carriers in a settlement escrow account to remain in escrow pending final approval of the settlement.   As of the January 25, 2010 deadline referred to above, shareholders claiming to hold a de minimis number of shares have purported to opt out of the settlement, and the only objection that was filed objected solely to the amount of attorneys’ fees being requested by plaintiffs’ counsel. The Company is awaiting the February 8, 2010 hearing date for final approval of the settlement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Litigation (Continued)

International Rectifier Derivative Litigation.

As described in the 2009 Annual Report, on August 13, 2009, the Superior Court of the State of California for the County of Los Angeles sustained with prejudice the Company's demurrer to the amended complaint in a purported shareholder derivative action entitled Mayers v. Lidow, No. BC 395652. The Court previously entered judgment dismissing the action with prejudice, and the plaintiff filed a notice of appeal from the judgment.  On or about January 12, 2010, the plaintiff filed a request for dismissal and notice of abandonment of its appeal from the final judgment of dismissal.

Litigation from Vishay Proposal.

As described in the 2009 Annual Report,  In August 2008, shortly after the Company's disclosure that Vishay Intertechnology,  Inc. ("Vishay") had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint named as defendants the Company and all current directors and alleged that the Vishay proposal was unfair and that acceptance of the offer would constitute a breach of fiduciary duty by the board.  In October 2008, the case was consolidated with five other similar complaints. In October 2008, plaintiffs filed a consolidated amended complaint purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the board breached its fiduciary duty by rejecting the Vishay proposal.  In May 2009, the Court sustained with prejudice the Company’s demurrer to the amended complaint; and in June 2009, plaintiffs in Zhao filed a notice of appeal from the final judgment of dismissal. Since the filing of the Company's 2009 Annual Report, in August 2009, the Court of Appeal issued a scheduling order and the parties entered into a stipulation regarding the filing of plaintiffs-appellants' opening brief, pursuant to which plaintiffs-appellants' opening brief on appeal is due to be filed on February 10, 2010.

Governmental Investigations.

     In the 2009 Annual Report, the Company reported that it was cooperating fully with investigators from the SEC Division of Enforcement regarding matters relating to the Audit Committee-led investigation and other matters described in Note 2, "Restatements of Consolidated Financial Statements," of the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2007.  By letter dated January 27, 2010, the SEC has notified the Company that it has concluded its investigation and does not intend to recommend any enforcement action against the Company.

EPC/Lidow Litigation.

In the 2009 Annual Report, the Company reported that in September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC) alleging improper and unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program.  The Company also reported that in March 2009, the Company refiled the suit in the Los Angeles Superior Court, Case No. BC409749, and that in March 2009, Alex Lidow and EPC filed suit in the Los Angeles Superior Court, Case No. BC409750, against the Company alleging claims arising out of Lidow's employment with and separation from the Company, and for violations of the California Labor Code and California Business and Professions Code, and alleging the Company unfairly competed and interfered with EPC.  In September 2009, EPC dismissed its claims from the complaint in Case No. BC409750, and has refiled its claims as a cross-complaint in case No. BC409749.  Discovery is ongoing in those cases and no trial date has been set.  The Company intends to vigorously pursue its rights in and defend against both actions.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies

During the fiscal year 2009, the Company entered into an amended foundry services agreement with one of its foundry suppliers, under which the Company is entitled to purchase up to 1,000 silicon wafers per week. Under the terms of the agreement, the Company may be required to advance funds or transfer equipment against future processing charges if the Company does not purchase minimum required amounts of dies or wafers determined on a quarterly basis. The maximum amount the Company would be required to advance under the agreement is $5.5 million of cash and equipment, at fair market value, with cash advances limited to a maximum of $2.5 million. If future purchases exceed a minimum level, a portion of the purchase price of these purchases will be credited against the advance. As of December 27, 2009, the Company had advanced $0.6 million to the foundry which was recorded in prepaid assets. The Company believes that the advances will be recovered through future purchases under the agreement.

In connection with the divestiture of the Company’s PCS business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities.   The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of statute of limitations, and the decrease in foreign currency translation on the underlying obligation partially offset by an increase in adjustments arising from the filing of amended tax returns.  As of December 27, 2009, the balance of the divested entities tax obligations was $7.2 million.

19. Stock Repurchase Program

On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. During the six months ended December 27, 2009, the Company repurchased 260,683 shares for approximately $5.0 million. Through December 27, 2009, approximately 2.2 million shares were repurchased under the program for approximately $28.6 million.  As of December 27, 2009, the Company had not cancelled the shares of common stock previously purchased under the program, and as such they are reflected as treasury stock in the December 27, 2009 and June 28, 2009 balance sheets.

20. Subsequent Events

    Our disclosure entitled “Governmental Investigations” set forth in Note 17, "Litigation,” is incorporated herein by reference.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K, filed with the SEC on August 27, 2009 (“2009 Annual Report”).  Except for historic information contained herein, the matters addressed in this MD&A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, as amended. Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995,” in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

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

Our revenues were $210.2 million and $189.7 million for the three months ended December 27, 2009 and December 28, 2008, respectively, and  $389.6 million and $434.2 million for the six months ended December 27, 2009 and December 28, 2008, respectively.  Although for our ongoing segments our revenues declined 5.1 percent for the six months ended December 27, 2009, compared to the prior year comparable period, we, along with the industry as a whole, experienced stronger demand during the first two quarters of fiscal year 2010, resulting in a 17.2 percent sequential increase in revenue in the second quarter compared to the prior quarter.  This sequential revenue growth during the quarter allowed us to reduce our weeks of inventory by one week from the prior quarter to 14 weeks of inventory as of December 27, 2009.  We currently expect a further sequential revenue increase as well as a year over year revenue increase for the three months ending March 27, 2010.  With the increased demand, our lead times for many of our products have increased, and we have had challenges in meeting all of the demand.  To respond to the increased demand, we are continuing with a strategy to increase capacity through qualification of external manufacturing sources.

Our gross margin percentage for our ongoing segments, while lower than the margins for the prior year periods, increased 3.5 percent on a sequential basis from the first quarter to the second quarter of fiscal year 2010 as a result of an increase in manufacturing utilization.  On a sequential quarterly basis for fiscal year 2010, we have experienced minimal erosion in average selling price and expect this trend to continue for the three months ending March 27, 2010.  We currently expect our utilization to continue to increase resulting in a further improvement in our ongoing segments margins for the three months ending March 27, 2010.

We are proceeding with our plans to consolidate our manufacturing sites in order to reduce our costs. The plans we initiated during fiscal year 2009 to reduce the size of our Newport, Wales wafer fabrication facility and to close our El Segundo, California wafer fabrication facility are proceeding.  However, we have postponed the initiative at our Newport, Wales wafer fabrication facility due to a significant increase in demand.  In addition, the unforeseen increase in demand may delay the planned closure of our El Segundo facility beyond the end of calendar 2010.  On a quarterly basis, we will evaluate the timing of our factory consolidation plans based on the demand outlook and the availability of external capacity.  Based on our current outlook, we do not anticipate completing our factory consolidation activities before the end of calendar 2010. As a result of the postponement of the Newport, Wales wafer fabrication facility initiative, cost savings will be minimal beginning in the second quarter of fiscal year 2010 for this initiative.  We estimate that closure of the El Segundo, California wafer fabrication facility will save us approximately $12.1 million per year beginning, at the earliest, in the third quarter of fiscal year 2011.

In addition to reducing our manufacturing costs, we have continued our efforts to align our operating expense structure with our revenue levels.  During the three months ended December 27, 2009, we reduced our selling, general and administrative expenses from the prior quarter by $6.6 million.  On a year over year basis, after excluding $14.4 million of investigation, filing support and proxy contest and filing costs from the prior year reported amount, selling, general and administrative expense decreased approximately $10.1 million.  These selling, general and administrative savings were achieved through lower salary related costs due to headcount reductions, the $1.4 million collection of a previously reserved receivable, and, in the second quarter, lower severance costs and low general legal/settlement costs.  Certain of these cost savings are not permanent though, and total SG&A costs are expected to rise to a more sustainable level.  Additionally, we expect to pay performance bonuses as well as incur project expenses with a new ERP system.  Although we plan to contain our manufacturing and selling and administrative costs in the near term, we expect to maintain or increase our investment levels in new product development in order to meet our longer term revenue goals.  However, during the three months ended December 27, 2009, research and development spending declined by $0.7 million from the prior year.  This reduction in research and development expense was driven by lower engineering builds rather than lower research and development headcount, which increased compared with the prior year.

Our cash flow from operations was a use of cash of $34.7 million for the first six months of fiscal year 2010, an increase in the use of cash from the prior year comparable period which was a use of cash of $4.3 million. The increase in the use of cash during the current fiscal year was due to the payment during the period of $45.0 million into escrow as a result of the terms of the pending settlement of securities class action litigation as discussed in Note 17, “Litigation” in the Notes to Unaudited Condensed Consolidated Financial Statements. Our cash, cash equivalents and investments, excluding restricted cash, as of September 27, 2009 totaled $546.1 million compared to $600.5 million as of June 28, 2009. The quarterly decline in cash and investments was driven primarily by cash used in operations and capital expenditures of approximately $20.1 million during the first six months of fiscal year 2010.

Segments

During fiscal 2009 we reported the ongoing work for Vishay Intertechnology, Inc. (“Vishay”) under the transition product services agreement (“TPSA”) as part of the Transition Services segment, separate from our ongoing segments.  The immaterial amount of remaining sales to Vishay has been included in our ongoing segments in the Power Management Devices segment beginning in the first three months of fiscal year 2010.  For a description of our reportable segments, see Note 13, “Segment Information”, in the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three and six months ended December 27, 2009 and December 28, 2008, as a percentage of revenues (in millions, except percentages):

	Three Months Ended				Six Months Ended
	December 27, 2009		December 28, 2008		December 27, 2009		December 28, 2008
Revenues	$210.2	100.0%	$189.7	100.0%	$389.6	100.0%	$434.2	100.0%
Cost of sales	147.4	70.1	125.4	66.1	279.4	71.7	273.5	63.0
Gross profit	62.8	29.9	64.3	33.9	110.2	28.3	160.7	37.0
Selling, general and administrative expense	37.3	17.7	61.5	32.4	80.9	20.8	126.4	29.1
Research and development expense	24.2	11.5	24.9	13.1	47.0	12.1	49.6	11.4
Impairment of goodwill	—	—	—	—	—	—	—	—
Amortization of acquisition-related intangible assets	1.1	0.5	1.1	0.6	2.2	0.6	2.2	0.5
Asset impairment, restructuring and other charges	—	—	49.0	25.8	0.1	—	—	11.4
Operating income (loss)	0.2	0.1	(72.2)	(38.1)	(20.1)	(5.1)	(66.9)	(15.4)
Other expense, net	1.0	0.5	10.6	5.6	1.8	0.5	25.2	5.8
Interest income (expense), net	(2.5)	(1.2)	0.8	0.4	(6.5)	(1.7)	(4.3)	(1.0)
Income (loss) before income taxes	1.7	0.8	(83.6)	(44.0)	(15.4)	(3.9)	(87.8)	(20.2)
Provision for (benefit from) income taxes	(26.6)	(12.6)	106.2	56.0	(26.8)	(6.9)	106.0	24.4
Net income (loss)	$28.3	13.5%	$(189.8)	(100.0)%	$11.4	2.9%	$(193.9)	(44.7)%

Results of Operations for the Three and Six Months Ended December 27, 2009 compared with the Three and Six Months Ended December 28, 2008

The following table sets forth certain items included in selected financial data as a percentage of revenues (in thousands, except percentages):

Revenue and Gross Margin

(Dollars in thousands)	Three Months Ended
Ongoing Segments	December 27, 2009	December 28, 2008	Change
Revenues	$210,244	$178,407	17.8%
Gross Margin	$62,818	$66,458	(5.5%)
Gross Margin %	29.9%	37.3%	(7.4) ppt

(Dollars in thousands)	Six Months Ended
Ongoing Segments	December 27, 2009	December 28, 2008	Change
Revenues	$389,615	$410,512	(5.1%)
Gross Margin	$110,175	$163,436	(32.6%)
Gross Margin %	28.3%	39.8%	(11.5) ppt

Revenue for our ongoing segments for the three months ended December 27, 2009, increased $31.8 million, or 17.8 percent, compared to the three months ended December 28, 2008.  For the six months ended December 27, 2009, such revenues declined $20.9 million or 5.1 percent, compared to the prior year-to-date period revenue. Revenue for our ongoing segments does not include revenue from the Transition Services segment, which are immaterial for fiscal year 2010 as a result of the completion of the Divestiture transition during the fourth quarter of fiscal year 2009.  As of the beginning of fiscal year 2010, the immaterial amount of remaining Transition Services revenues are now included within the PMD segment.

Revenue from our ongoing customer segments (see Note 13, “Segment Information” in the Notes to Unaudited Condensed Consolidated Financial Statements), which excludes Intellectual Property (IP) revenue, increased by $31.0 million, or 17.6 percent for the three months ended December 27, 2009 compared to the three months ended December 28, 2008, due primarily to 1) increased sales in our server and storage business, 2) an increase in demand for our consumer products components, and 3) a slight recovery in sales of our automotive products. Our IP segment reported increased revenue of $0.8 million as a result of completing a customer product qualification during the quarter which resulted in the recognition of $2.0 million of revenue. For the six months ended December 27, 2009, revenue from our ongoing customer segments declined $3.4 million or 0.9 percent, compared to the six months ended December 28, 2008, due primarily to 1) a decline in sales of our industrial and consumer appliance related products and 2) a decline in sales in our commercial aviation products as a result of a decline in market demand.

During the three months ended December 27, 2009, our gross margin declined 7.4 percentage points for our ongoing segments compared to the three months ended December 28, 2008.  While all of the ongoing customer segments, with the exception of EP, experienced a gross margin percentage decline, the decline was led by the PMD segment.  The PMD segment reported a significant revenue increase in the quarter, however; the gross margin percentage for PMD declined 9.5 percentage points as a result, primarily, of lower average selling price and an unfavorable product mix shift with a higher percentage of lower margin consumer business. The majority of the decline in the other ongoing customer segments’ margins was due to lower average selling prices and a shift in product sales mix toward lower-margin products.  While average selling price did decrease for the three and six months ended December 27, 2009 compared to the prior year comparable periods, average selling price has had minimal erosion on a sequential quarterly basis during the first six months of fiscal year 2010.  As we noted in the Overview section we expect average selling price to be relatively stable for the three months ending March 27, 2010.  A reduction in inventory write-off charges and reduced costs of abnormally low factory utilization resulted in the slight increase in the EP segment gross margin percentage for the quarter.

For the six months ended December 27, 2009, our gross margin declined 11.5 percentage points for our ongoing segments compared to the six months ended December 28, 2008.  Gross margin for all of the ongoing customer segments, as a percentage of revenue, declined during the current year period.  This decline in the gross margin was the result of lower average selling price during the current year period and a shift in the sales mix toward lower-margin products.  Additionally, gross margins were impacted, primarily in the early part of the year, by higher per unit manufacturing costs due to the low factory utilization.

Revenue and gross margin by business segments are as follows (in thousands, except percentages):

(Dollars in thousands)	Three Months Ended
Power Management Devices (PMD)	December 27, 2009	December 28, 2008	Change
Revenues	$75,994	$64,134	18.5%
Gross Margin	$7,528	$12,459	(39.6%)
Gross Margin %	9.9%	19.4%	(9.5) ppt

(Dollars in thousands)	Six Months Ended
Power Management Devices (PMD)	December 27, 2009	December 28, 2008	Change
Revenues	$142,517	$137,912	3.3%
Gross Margin	$11.056	$28,259	(60.9%)
Gross Margin %	7.8%	20.5%	(12.7) ppt

 The 18.5 percent revenue increase for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 for PMD was due to an increase in demand for our industrial product components, as well as notebooks and other consumer related product components.  The year-over-year decrease of 9.5 percentage points in gross margin was primarily due to 1) average selling prices, which accounted for approximately one third of the margin decline, 2) an unfavorable product mix with a higher percentage of lower margin consumer business, and 3) higher unit costs as we shipped parts during the quarter that were produced in prior periods when our manufacturing costs per unit were higher due to lower manufacturing volumes.  These unfavorable impacts on the gross margin for PMD were partially offset by increased volumes which lowered our fixed costs as a percent of revenue.

The 3.3 percent revenue increase for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 for PMD was the result of significant growth during the three months ended December 27, 2009, discussed above, which offset the effects of the overall slowdown in demand following the onset of the financial crisis in September, 2008.  The year-over-year decrease of 12.7 percentage points in gross margin for the six months ended December 27, 2009 was primarily due to 1) lower average selling prices, which accounted for approximately one half of the margin decline, 2) higher unit costs as we shipped parts during the period that were produced in prior periods when our manufacturing costs were higher per unit due to lower manufacturing volumes, and 3) an unfavorable product mix shift with a higher percentage of lower margin consumer business within PMD.

(Dollars in thousands)	Three Months Ended
Energy Saving Products (ESP)	December 27, 2009	December 28, 2008	Change
Revenues	$40,358	$39,422	2.4%
Gross Margin	$14,704	$17,078	(13.9%)
Gross Margin %	36.4%	43.3%	(6.9) ppt

(Dollars in thousands)	Six Months Ended
Energy Saving Products (ESP)	December 27, 2009	December 28, 2008	Change
Revenues	$78,221	$85,558	(8.6%)
Gross Margin	$27,800	$36,855	(24.6%)
Gross Margin %	35.5%	43.1%	(7.6) ppt

The 2.4 percent revenue increase for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 for ESP was due to an increase in demand for consumer appliance related products which was slightly offset by a short-term decline in demand for air conditioner related products.  The 6.9 percentage point decline in gross margin for the three months ended December 27, 2009 compared to the prior year comparable period was primarily due to an unfavorable product mix which included a higher percentage of module business which, comparatively, has a lower margin.  This decline was partially offset by improved average selling prices for our HVIC products.

The 8.6 percent revenue decrease for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 for ESP was the result of an overall slowdown in the market due to the economic recession which contributed to a decline in demand for our industrial and consumer appliance related products during the first three months of fiscal year 2010.  The 7.6 percentage point decline in gross margin for the six months ended December 27, 2009 compared to the prior year comparable period was primarily due to lower average selling prices, which accounted for approximately two thirds of the margin decline and an unfavorable product mix due to a higher percentage of module business.

(Dollars in thousands)	Three Months Ended
HiRel	December 27, 2009	December 28, 2008	Change
Revenues	$39,797	$39,433	0.9%
Gross Margin	$20,275	$22,355	(9.3%)
Gross Margin %	50.9%	56.7%	(5.8) ppt

(Dollars in thousands)	Six Months Ended
HiRel	December 27, 2009	December 28, 2008	Change
Revenues	$72,406	$76,785	(5.7%)
Gross Margin	$35,981	$42,022	(14.3%)
Gross Margin %	49.7%	54.7%	(5.0) ppt

The 0.9 percent increase in revenue for the three months ended December 27, 2009 was attributable to the release of shipments in the current quarter which had been delayed in the previous quarter due to the implementation of proprietary testing technologies and equipment. The 5.8 percent decline in gross margin was driven by a shift in product mix as a result of a reduction in heavy duty industrial, undersea, and commercial aviation products due to the affect of the general economic slowdown in these market segments and a shift in customer mix.

The 5.7 percent revenue decrease for the six months ended December 29, 2009 compared to the six months ended December 28, 2008 for HiRel was mainly due to a reduction in volume as a result of a weaker commercial aviation market and lower demand for heavy industrial and undersea products.  The 5.0 percentage point decline in gross margin for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 was attributable to a shift in product and customer mix and a one-time design change and expedite fee for a major customer, in the prior year comparable period.  Additionally, inventory write down in the six months ended December 27, 2009 contributed to the decline in gross margin.

(Dollars in thousands)	Three Months Ended
Automotive Products (AP)	December 27, 2009	December 28, 2008	Change
Revenues	$16,935	$13,474	25.7%
Gross Margin	$2,325	$3,765	(38.2%)
Gross Margin %	13.7%	27.9%	(14.2) ppt

(Dollars in thousands)	Six Months Ended
Automotive Products (AP)	December 27, 2009	December 28, 2008	Change
Revenues	$30,127	$31,067	(3.0%)
Gross Margin	$4,739	$9,638	(50.8%)
Gross Margin %	15.7%	31.0%	(15.3) ppt

The 25.7 percent revenue increase for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 for AP was the result of an increase in demand due to an increase in production within the automotive industry.  The 14.2 percentage point decline in gross margin for the three months ended December 27, 2009 compared to the prior year comparable period, was primarily due to higher unit costs as we shipped parts during the quarter that were produced in prior periods when our unit  manufacturing costs were higher due to lower volumes.  Facility relocation qualification costs and lower average selling prices also contributed to the decline in the gross margin percentage.

The 3.0 percent revenue decrease for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 for AP was attributable to lower year over year revenue during the first three months of fiscal year 2010 and some short term capacity constraints in the three months ended December 27, 2009.  The lower year over year revenue for the first fiscal quarter of fiscal year 2010 was driven by a decline in demand due to production cuts by the automotive industry in Europe and Japan as a result of softness in the European and Japanese markets. The 15.3 percentage point decrease in gross margin was due to lower average selling prices which accounted for about 40 percent of the decline and the impact of lower volumes on unit costs.

(Dollars in thousands)	Three Months Ended
Enterprise Power (EP)	December 27, 2009	December 28, 2008	Change
Revenues	$33,741	$19,350	74.4%
Gross Margin	$14,566	$8,207	77.5%
Gross Margin %	43.2%	42.4%	0.8 ppt

(Dollars in thousands)	Six Months Ended
Enterprise Power (EP)	December 27, 2009	December 28, 2008	Change
Revenues	$61,186	$56,629	8.0%
Gross Margin	$25,443	$24,101	5.6%
Gross Margin %	41.6%	42.6%	(1.0) ppt

The 74.4 percent revenue increase for the three months ended December 27, 2009 for EP was primarily due to an increase in sales as a result of 1) a ramp up in demand in notebooks and router components, and 2) an increase in our server and storage business as the industry transitioned from an older server platform to a newer, more energy efficient platform, where EP enjoys significantly higher content per box.  The 0.8 percentage point improvement in the gross margin was attributable to reduced charges from an increase in utilization in the current year compared to the prior year period as well as reduced inventory write-off charges in the current year compared to the prior year period.  These favorable impacts to the margin were generally offset by lower average selling price and an unfavorable product mix change.

The 8.0 percent revenue increase for the six months ended December 27, 2009 for EP was primarily due to the factors noted above for the current quarter; however, the prior year period included a significant last time buy with one of our gaming console customers.   The 1.0 percentage point decline in the gross margin was due to the unfavorable impact of lower average selling prices and an unfavorable change in the product mix.  These were partially offset by reduced charges from abnormally low factory utilization in the current year period as a result of an increase in utilization in the current year compared to the prior year period.

(Dollars in thousands)	Three Months Ended
Intellectual Property (IP)	December 27, 2009	December 28, 2008	Change
Revenues	$3,419	$2,594	31.8%
Gross Margin	$3,419	$2,594	31.8%
Gross Margin %	100.0%	100.0%	---%

(Dollars in thousands)	Six Months Ended
Intellectual Property (IP)	December 27, 2009	December 28, 2008	Change
Revenues	$5,157	$22,561	(77.1%)
Gross Margin	$5,157	$22,561	(77.1%)
Gross Margin %	100.0%	100.0%	---%

The 31.8 percent increase in IP revenue for the three months ended December 27, 2009 compared to the three months ended December 28, 2008 was due to the one-time recognition of $2.0 million of royalty income due to a customer product qualification during the quarter.

The 77.1 percent decline in IP revenue for the six months ended December 27, 2009 compared to the six months ended December 28, 2008 was due to the non-recurrence of $18.7 million in royalties attributed to a one-time amendment to one of our patent licenses in the prior year.

Selling, General and Administrative Expense

(Dollars in thousands)	Three Months Ended
Selling, General and Administrative	December 27, 2009	% of Revenue	December 28, 2008	% of Revenue	Change
Revenues	$210,244		$189,746		10.8%
Selling, general and administrative expenses	$37,285	17.7%	$61,528	32.4%	(14.7) ppt
Proxy contest and filing costs	$—	—%	$13,340	7.0%	(7.0) ppt
Investigation and Filing Support	$—	—%	$1,020	0.5%	(0.5) ppt

(Dollars in thousands)	Six Months Ended
Selling, General and Administrative	December 27, 2009	% of Revenue	December 28, 2008	% of Revenue	Change
Revenues	$389,615		$434,220		(10.3%)
Selling, general and administrative expenses	$80,867	20.7%	$126,405	29.1%	(8.4) ppt
Proxy contest and filing costs	$—	—%	$15,320	3.5%	(3.5) ppt
Investigation and Filing Support	$—	—%	$15,480	3.6%	(3.6) ppt

The second quarter and year-to-date decrease in selling, general and administrative expenses was due primarily to the elimination of the proxy contest and filing costs and the investigation and filing support costs that were incurred in the prior year comparable period.  The investigation and filing support costs were related to the Audit Committee-led investigation and included legal, audit and consulting fees and costs associated with the investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements.  The proxy filing cost were related to costs incurred in the year ended June 28, 2009, in connection with our delayed 2007 annual meeting and the unsolicited proposal, tender offer, and certain other actions initiated by Vishay, as further discussed in our annual report on Form 10-K for the period ending June 28, 2009 filed August 27, 2009.

Excluding the above mentioned costs, selling, general and administrative expense decreased by $9.9 million to $37.3 million in the three months ended December 27, 2009 as compared to the three months ended December 28, 2008 and decreased by $14.7 million to $80.9 million for the six months ended December 27, 2009, compared to the six months ended December 28, 2008.  These cost decreases were primarily due to lower salary related expenses as a result of the company initiatives to reduce headcount and other employee expenses, the collection of a previously reserved receivable of $1.4 million during the second quarter of fiscal year 2010, and other miscellaneous expenses; partially offset by higher commissions due to higher revenue and larger severance related expenses.

Research and Development Expense

(Dollars in thousands)	Three Months Ended
Research and Development	December 27, 2009	% of Revenue	December 28, 2008	% of Revenue	Change
Revenues	$210,244		$189,746		10.8%
Research and Development costs	$24,215	11.5%	$24,901	13.1%	(1.6) ppt

(Dollars in thousands)	Six Months Ended
Research and Development	December 27, 2009	% of Revenue	December 28, 2008	% of Revenue	Change
Revenues	$389,615		$434,220		(10.3%)
Research and Development costs	$47,042	12.1%	$49,618	11.4%	0.7 ppt

 The year-over-year and year-to-date decreases of $0.7 million and $2.6 million in Research and development (“R&D”) expenses were mainly due to lower R&D project expenses and savings from the planned closure of two R&D facilities in El Segundo, California and Oxted, England. (See Note 12, Asset Impairment, Restructuring and Other Charges,” in the Notes to Unaudited Condensed Consolidated Financial Statements).  Despite these actions, we continue to devote significant resources to our R&D activities. We concentrate our R&D activities on developing new platform technologies, such as our recently announced Gallium Nitride (“GaN”) technology, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor (“IGBT”) product lines.

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

The following table summarizes restructuring charges incurred during the three and six months ended December 27, 2009, and December 28, 2008 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Reported in asset impairment, restructuring and other charges
Asset impairment charges	$—	$48,885	$—	$48,885
Severance and workforce reduction costs (adjustments)	(49)	31	42	382
Other Charges	19	60	95	180
Total asset impairment, restructuring and other charges	$(30)	$48,976	$137	$49,447

 In addition to the amounts in the table above, workforce reduction expense related to retention bonuses of $0.3 million and $0.7 million for the three and the six months ended December 27, 2009, respectively, and $0.1 million for the prior year comparable periods were recorded in cost of sales related to the restructuring initiatives.  We also incurred costs to relocate and install equipment of $0.5 million and $1.8 million for the three and six months ended December 27, 2009, respectively, and $0.4 million and for the prior year comparable periods.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the Company's restructuring related accruals for the six months ended December 27, 2009, which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	Research & Development and PCS Divestiture
Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376
Accrued during the six months and charged to asset impairment, restructuring and other charges	—	177	—
Accrued during the six months and charged to operating expenses	—	675	32
Costs paid during the six months	(186)	(2)	(216)
Foreign exchange gains	(6)	—	—
Change in provision	—	—	(135)
Accrued severance and workforce reduction costs, December 27, 2009	$167	$4,385	$57

 The following table summarizes the total asset impairment, restructuring and other charges by initiative for the three and six months ended December 27, 2009, and December 28, 2008 (in thousands):

	Three Months Ended December 27, 2009
	Newport, Wales	El Segundo (Adjustments)	Research & Development Facility	PCS Divestiture (Adjustments)	Total
Asset impairment charges	$—	$—	$—	$—	$—
Severance and workforce reduction costs (adjustments)	—	(25)	—	(24)	(49)
Other charges	—	—	19	—	19
Total asset impairment, restructuring and other charges	$—	$(25)	$19	$(24)	$(30)

	Three Months Ended December 28, 2008
	Newport, Wales	El Segundo	Research & Development Facility	PCS Divestiture	Total
Asset impairment charges	$48,885	$—	$—	$—	$48,885
Severance and workforce reduction costs	1	—	30	—	31
Other charges	—	—	60	—	60
Total asset impairment, restructuring and other charges	$48,886	$—	$90	$—	$48,976

	Six Months Ended December 27, 2009
	Newport, Wales	El Segundo	Research & Development Facility	PCS Divestiture (Adjustments)	Total
Asset impairment charges	$—	$—	$—	$—	$—
Severance and workforce reduction costs (adjustments)	—	177	—	(135)	42
Other charges	—	—	95	—	95
Total asset impairment, restructuring and other charges	$—	$177	$95	$(135)	$137

	Six Months Ended December 28, 2008
	Newport, Wales	El Segundo	Research & Development Facility	PCS Divestiture	Total
Asset impairment charges	$48,885	$—	$—	$—	$48,885
Severance and workforce reduction costs	1	—	381	—	382
Other charges	—	—	180	—	180
Total asset impairment, restructuring and other charges	$48,886	$—	$561	$—	$49,447

Newport, Wales Fabrication Facility Consolidation Initiative

We adopted a plan during the second quarter of fiscal year 2009 to consolidate our wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand.  When we adopted this plan, market demand had fallen precipitously during the second quarter of fiscal year 2009 and we did not foresee a significant recovery in demand in the foreseeable future.  However, subsequent to initiating the plan and exiting certain portions of the facility, there was a significant recovery in demand during the latter part of fiscal year 2009.  To service this unforeseen demand, we have reopened much of the space previously designated for closure as part of this initiative.  On a quarterly basis, we will evaluate the timing of continuing this factory consolidation based on the demand outlook and the availability of external capacity.  Based on our current demand outlook, we do not anticipate finishing this factory consolidation before the end of the calendar year.  The total pre-tax cost of the consolidation plan was approximately $52.4 million of which $48.9 million was non-cash charges. These charges consisted of severance and other workforce reduction costs of $1.8 million and asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facilities of $1.7 million.  Through the end of fiscal year 2009, we have recorded $52.0 million of the estimated costs to complete the initiative.  During the first three and six months of fiscal year 2010, we recorded $0.2 million and $0.5 million, respectively, of costs related to moving and installing equipment and do not expect to incur any further costs related to this initiative.  These costs were charged to costs of sales.

As a result of the changes to the plan and an increase in the volumes processed at the Newport Fabrication Facility there will be no cost savings realized related to this initiative beginning in the second quarter of fiscal year 2010, and going forward given the current demand.  Estimated cost savings during the first three months of fiscal year 2010 were approximately $0.9 million.  Cash payments for this initiative are estimated to be $0.7 million during fiscal year 2010.

El Segundo, California Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The plan will be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million will be non-cash charges.  These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of the additional costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs will be charged to operating expense. Through the end of fiscal year 2009 the Company has recorded $3.6 million of severance costs and $0.7 million other workforce reduction costs and $2.3 million of other charges for this initiative.  Due to a significant increase in demand, we may need to delay the closure of this factory.  On a quarterly basis, we will evaluate the timing of this factory closure based on the demand outlook and the availability of external capacity.  Based on our current demand outlook, we do not anticipate completing the closure of this factory before the end of the calendar year.

Cash payments for this initiative were approximately $1.3 million during the six months ended December 27, 2009, and are estimated to be approximately $5.3 million and $2.1 million during the remainder of fiscal year 2010 and thereafter, respectively.  We estimate cost savings from the El Segundo, California fabrication facility closure initiative of approximately $12.1 million per year beginning, at the earliest, in calendar year 2011.  These costs savings will result in reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. Through fiscal year 2009, we had incurred approximately $7.3 million of the estimated costs to complete this initiative.  We estimate that the closure and exiting of these two facilities will be completed by the end of the second quarter of fiscal year 2011.  Restructuring related cash payments were approximately $0.3 million during the first six months of fiscal year 2010, and are estimated to be $0.1 million and $1.4 million for the remainder of fiscal year 2010, and thereafter, respectively.

This restructuring initiative resulted in cost savings of approximately $1.6 million and $3.2 million in the three and six months ended December 27, 2009, and is expected to provide cost savings of approximately $7.1 million in fiscal year 2010 and thereafter.  These savings will come from reduced salaries and facility overhead reductions and will impact research and development expense.  We do not anticipate these cost savings to be offset by additional costs incurred at other locations.

Other Income and Expense

Other expense (income) net, which consists primarily of gains and losses as a result of foreign currency fluctuations and investment impairment charges, was $1.0 million and $1.8 million for the three and six months ended December 27, 2009, respectively, compared to $10.6 million and $25.2 million for the prior year comparable periods.  The decrease in expense is primarily due to a decrease in investment impairment charges from $10.3 million for the three months ended December 28, 2008 to $0.1 million for the three months ended December 27, 2009 and from $25.5 million for the six months ended December 28, 2008 to $1.9 million for the six months ended December 27, 2009.  These impairment charges were the result of our determination that certain investment securities, primarily mortgage-backed and asset-backed securities, were other-than-temporarily impaired.  Currency exchange transaction (gains) losses were $0.4 million and $1.3 million in the three and six months ended December 27, 2009 compared to $0.6 million and $(0.3) million for the prior year comparable periods, respectively. Partially offsetting impairment charges and foreign currency exchange losses for the six-month period ended December 27, 2009 was a gain on a put option on one of our strategic equity investments of $1.9 million.

Interest Income and Expense

Interest income was $2.6 million and $6.7 million for the three and six months ended December 27, 2009, respectively, compared to interest income of $0.1 million and $5.7 million for the prior year comparable periods, respectively.  The increase compared to the prior year periods primarily reflects net realized losses on the sale of securities in the prior year periods which offset higher interest income from higher average balances of interest bearing investments during those periods.

Interest expense was $0.1 million and $0.3 million for the three and six months ended December 27, 2009, respectively, compared to $0.9 million and $1.4 million for the prior year comparable periods, respectively.

Income Taxes

The rate of tax expense (benefit) from continuing operations was (1,534.4) percent and 122.8 percent for the fiscal years to date ended December 27, 2009 and December 28, 2008, respectively.  For the second quarter of fiscal year 2010, the effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, resulting from (a) the release of contingent liabilities related to uncertain tax positions and (b) tax return to provision and prior period adjustments which were partially offset by (i) a reduction in the unrealized gain which benefited the tax provision in the prior quarter and (ii) an increase in specific uncertain tax position reserves. For the corresponding period of fiscal year 2009, the effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, as a result of (a) valuation allowances recorded on deferred tax assets, impaired securities, and other items, (b) prior period adjustments, (c) non deferral of income from certain jurisdictions, and (d) an increase in specific uncertain tax position reserves.  Our effective tax rate will be volatile due to the cumulative three year losses that cannot benefit our tax expense in the U.S. and U.K. in combination with our geographic mix of income which results in profit in certain foreign jurisdictions with a resulting tax payable.

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

As of December 27, 2009, we had $546.1 million of total cash (excluding $3.4 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $54.4 million from June 28, 2009.  The decrease in our cash and investments was the result of negative cash from operations of $34.7 million, equipment expenditures of $20.1 million, repurchases of common stock of approximately $5.0 million and other-than-temporary impairments of investment securities of $0.8 million.  These decreases were partially offset by interest income from the short-term and long-term investments.  Operating cash outflow for the first six months of fiscal year 2010 of $34.7 million was primarily the result of the payment in October, 2009 of $45.0 million into an escrow account as part of the agreement in principle to settle the pending securities class action lawsuit which was discussed in Note 17, “Litigation” in the Notes to Unaudited Condensed Consolidated Financial Statements.

Included in our long-term investments are mortgaged-backed and asset-backed securities with a fair market value of $30.8 million (5.6 percent of cash and cash equivalents, short-term and long-term investments) as of December 27, 2009 (see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for discussions about our investment strategy.)

The markets for mortgage-backed and asset-backed securities have been severely impacted by the subprime mortgage and other ensuing credit crises.  We have steadily reduced our positions in these securities to a balance of $30.8 million, at fair value, as of December 27, 2009.  As we did not have the intent to hold these securities until maturity, we recorded charges of $0.1 million and $0.8 million during the first six months of fiscal year 2010 and 2009, respectively, for other-than-temporary impairments to reduce the carrying value of these securities to their fair value.

Total cash, cash equivalents, and investments were as follows (in thousands):
	As of
	December 27, 2009	June 28, 2009
Cash and cash equivalents	$209,406	$365,761
Investments	336,723	234,755
Total cash, cash equivalents, and investments	$546,129	$600,516

Our outlook for the third quarter of fiscal 2010 is that our operating cash flow will be a net inflow for the quarter. We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund any possible future operating losses, capital expenditures which we project to be between $15 million to $20 million during the third quarter of fiscal year 2010, the repurchase of stock, if any, for our stock repurchase program, and general growth in the business, including working capital requirements and potential acquisitions.

Cash Flow

Our cash flows were as follows (in thousands):

	Six Months Ended
	December 27, 2009	December 28, 2008
Cash flows used in operating activities	$(34,702)	$(4,326)
Cash flows (used in) provided by investing activities	(118,578)	92,165
Cash flows used in by financing activities	(3,419)	(4,649)
Effect of exchange rate changes	344	(4,264)
Net (decrease) increase in cash and cash equivalents	$(156,355)	$78,926

Non-cash adjustments to cash flow used in operations during the six months ended December 27, 2009 included $36.1 million of depreciation and amortization, $6.1 million from the change in the inventory valuation provision, $5.1 million of stock compensation expense, and $2.0 million for impairment of long-term investments. Changes in operating assets and liabilities reduced operating cash flow by $73.5 million.

Cash used in investing activities during the six months ended December 27, 2009 was the result of purchases of investments for $228.7 million and capital expenditures of $20.1 million which were partially offset by proceeds from the sale or maturities of investments of $130.0 million.

Cash used in financing activities during the six months ended December 27, 2009 of $3.4 million was the result of the purchase of treasury stock, partially offset by proceeds from the exercise of stock options.

Working Capital

Our working capital is dependent on demand and our ability to manage accounts receivable and inventory.  Other factors which may result in changes to our working capital levels are restructuring initiatives, investment impairments and share repurchases.   Our working capital, excluding cash and cash equivalents and restricted cash, at December 27, 2009 was $415.1 million.

    The changes in working capital for the three months ended December 27, 2009 were as follows (in millions):

	December 27,	June 28,
	2009	2009	Change
Current Assets
Cash and cash equivalents	$209.4	$365.8	$(156.4)
Restricted cash	3.4	3.9	(0.5)
Short-term investments	260.7	113.2	147.5
Trade accounts receivable, net	127.1	97.6	29.5
Inventories	158.0	151.1	6.9
Current deferred tax assets	1.3	1.2	0.1
Prepaid expenses and other receivables	59.4	28.6	30.8
Total current assets	$819.3	$761.4	$57.9

Current Liabilities
Accounts payable	$82.0	$62.6	$19.4
Accrued income taxes	13.3	6.8	6.5
Accrued salaries, wages and commissions	25.0	22.3	2.7
Current deferred tax liabilities	2.8	2.8	—
Other accrued expenses	68.3	114.0	(45.7)
Total current liabilities	191.4	208.5	(17.1)
Net working capital	$627.9	$552.9	$75.0

 The decrease in cash and cash equivalents of $156.4 million was primarily the result of the purchase of short-term investments with excess cash balances.  The increase in short-term investments of $147.5 million was the result of the investment of excess cash balances in short-term investments as well as the impact of rebalancing our investment portfolio during the first quarter to improve the liquidity of our investments.

The increase in net trade accounts receivable of $29.5 million reflects the sequential increase in revenue of approximately 27.2 percent during the first six months of fiscal year 2010 as compared to the last six months of fiscal 2009.

The increase in inventories during the first six months of fiscal year 2010 compared to fiscal year 2009 year end balances was the result of an increase in raw material and work-in-process inventories partially offset by a decline in the finished goods inventory during the first six months of fiscal year 2010.

The increase in prepaid expenses and other receivables is attributable primarily to the recording of a receivable for income tax refunds of approximately $23.6 million (See Note 14, “Income Taxes,” in Notes to Unaudited Condensed Consolidated Financial Statements).

The increase in accounts payable of $19.4 million reflects the increase in the raw materials inventories and other manufacturing related expense.  In addition, we had $20.1 million of capital expenditures during the first six months of fiscal 2010 which also contributed to the increase in accounts payable.

The increase in accrued income taxes during the first six months of fiscal year 2010 is attributable to the reclassification of amounts previously classified as reserves for uncertain tax positions to accrued income taxes.

The decrease in other accrued expenses reflects the payment of $45.0 million to the escrow agent as part of the agreement in principle to settle a securities class action lawsuit entered into on July 29, 2009.

Other

In connection with certain tax matters described in Note 14, “Income Taxes,” in the Notes to Unaudited Condensed Consolidated Financial Statements, we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $56.8 million is probable and as such, we have not recognized them as income tax benefits in our financial statements. We have determined we overpaid $54.0 million of income taxes (which is included in the $56.8 million) in Singapore as a result of errors in our transfer pricing of intercompany transactions.  We are also seeking refunds in Japan for $2.8 million.  We have determined our claim for a refund of tax is not probable and have not recognized a benefit for such refund claims. Consequently, we have recorded both U.S. federal income taxes and Singapore income taxes with respect to certain fiscal years. During the third quarter of fiscal year 2009, we received notice of assessment from the Singapore tax authority due to the late filing of the Singapore subsidiary’s fiscal year 2007 income tax return.  The assessment of approximately $15.6 million was based upon our transfer pricing methodology prior to fiscal year 2007.  We have determined that collection on this assessment is not probable as it is more likely than not that our current transfer pricing methodology will be sustained.

During fiscal 2009 we filed amended U.S. federal income tax returns and we claimed a refund.  We estimate the refund will be $23.6 million.  After the reporting period, we have received $18.4 million as of the filing date.

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

Apart from the operating lease obligations and purchase commitments discussed in the 2009 Annual Report, we do not have any off-balance sheet arrangements as of December 27, 2009.

Recent Accounting Pronouncements

Information set forth under Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Out-of-Period Adjustments

Included in the results for fiscal year 2010 are corrections of prior period errors, some of which increased and some of which decreased net loss. Based on our current and historical financial condition and results of operations, management has determined that these corrections are immaterial both individually and in the aggregate to the financial statements in each applicable prior period and the current periods to date.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

            Our exposure to interest rate risk is primarily through our investment portfolio.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term debt securities will be generally compared to yields on money market instruments such as U.S. Commercial Paper programs, LIBOR or U.S. Treasury Bills.  Investments in long term debt securities will be generally compared to yields on comparable maturity of U.S. Treasury obligations, investment grade corporate instruments with an equivalent credit rating or an aggregate benchmark index.  Based on our investment portfolio and interest rates at December 27, 2009, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $2.7 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other than temporary.

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

A significant amount of our revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, we have a sales office and a semiconductor wafer fabrication facility with revenues primarily in U.S. Dollars and Euros and expenses in British Pounds Sterling.  To protect against exposure to currency exchange rate fluctuations, we have established cash flow and balance sheet translation risk hedging programs.  Currency forward contract hedges have generally been utilized in these risk management programs.  Our hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

In October 2004, our Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars.  The transaction commencement date was March, 2005 and the termination date is April, 2011.  Each month, we exchange JPY 9,540,000 for $100,000.  When the applicable currency exchange rate is less than or equal to 95.40, we exchange JPY 18,984,600 for $199,000.

We had approximately $41.2 million and $31.6 million in notional amounts of forward contracts not designated as accounting hedges under FASB ASC 815-10, “Derivatives and hedging”, at December 27, 2009 and December 28, 2008, respectively. Net realized and unrealized foreign-currency gains (losses) related to these contracts recognized in earnings, as a component of other expense, were $0.5 million and $(0.8) million and $(0.6) million and $0.3 million for the three and the six months ended December 27, 2009 and December 28, 2008, respectively.

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

At December 27, 2009, we had $546.1 million of total cash, cash equivalents and investments, excluding restricted cash, consisting of available-for-sale fixed income securities.  We manage our total portfolio to encompass a diversified pool of investment-grade securities.  The average credit rating of our investment portfolio is A3/A-.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns.  To the extent that our portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the six months ended December 27, 2009, the fair values of certain of our investments declined and we recognized $0.8 million in other-than-temporary impairment relating to certain available-for-sale securities.  See Part I, Item 1A, “Risk Factors—Our investments in certain securities expose us to market risks”, set forth in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2009.  Based on our evaluation and the identification of the material weaknesses in our internal controls over financial reporting, our CEO and CFO concluded that, as of December 27, 2009, our disclosure controls and procedures were not effective.   Management has identified the following control deficiencies that constituted individually or in the aggregate material weaknesses in our internal control over financial reporting as of December 27, 2009:

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

2.           We did not maintain effective controls over the completeness and accuracy of our period end financial reporting processes for certain transactions, including controls with respect to review and analysis of supporting documentation of various accounting transactions and monitoring of certain accounts.  Throughout fiscal year 2009, numerous prior period adjustments (which were immaterial to each period, both individually and in the aggregate) were identified, mostly relating to transactions from prior years, but also some from earlier periods in the current year.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of fiscal year 2010 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Accounting for Income Taxes— We continue to assess and train our tax professionals in order to ensure adequate technical and accounting expertise commensurate with our needs to properly consider and apply GAAP for income taxes.  In November 2008, we hired a Director of Tax, and in November 2009, we hired a Director of Tax Controversies, both of whom report directly to the Vice President of Tax.  Additionally, we continue to engage external technical advisers to assist us with the evaluation of complex tax issues.

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

We have implemented many of the measures described above and we have made substantial progress on the development and implementation of remediation plans to address our material weaknesses.   As a result of this substantial progress in our remediation measures, we believe the material weaknesses related to our period end financial reporting process, cash flows and accounting for income taxes will be remediated by the end of fiscal year 2010, subject to audit.  We also continue to make substantial progress in mitigating the material weakness related to IT general controls.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Our disclosures regarding the matters set forth in Note 16, "Environmental Matters," and Note 17, "Litigation," to our Notes to the Unaudited Consolidated Financial Statements set forth in Part I, Item I, herein, are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

 This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, as supplemented by the factors set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2009, and other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated herein by reference).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

        The following provides information on a monthly basis for the three months ended December 27, 2009 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
September 28, 2009 to October 25, 2009	0	$—	—	$76,425,267
October 26, 2009 to November 22, 2009	94,000	$19.38	94,000	$74,603,215
November 23, 2009 to December 27, 2009	166,683	$19.07	166,683	$71,425,286

(1)	On October 27, 2008, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100.0 million. This plan may be suspended at anytime without prior notice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our Company’s shareholders at the 2009 annual meeting of shareholders held on November 9, 2009. Below is a summary of, where applicable, the number of votes cast for, against or withheld, as well as the number of abstentions as to each matter.

Description of Matter		For	Authority Withheld
1.	Election of Directors
	Robert S. Attiyeh	51,448,009	14,990,847
	Oleg Khaykin	61,115,963	5,322,893
	Dr. James D. Plummer	49,417,711	17,021,145

In addition, the terms of office of the following directors continued after the 2009 annual meeting: Mary B. Cranston, Richard J. Dahl, Dr. Dwight W. Decker, Thomas Lacey, Dr. Jack O. Vance and Dr. Rochus E. Vogt.  On December 3, 2009, Barbara L. Rambo was elected to the Board, bringing the total number of directors to ten.

		For	Against	Abstentions
2.	Proposal to Amend the Company’s Certificate of Incorporation to Eliminate the Company’s Classified Board Structure over Three Years and Provide for the Annual Election of All Directors	66,044,636	357,272	36,947
3.	Ratification of the Appointment of Ernst & Young LLP as our Company’s Independent Registered Public Accounting Firm For Fiscal Year 2010	66,274,348	121,985	42,522
4.	Stockholder Proposal To Adopt a Mandatory Age Limitation for the Election or Appointment of Directors	3,972,224	54,873,176	223,633

ITEM 5.    OTHER INFORMATION

(a)  None

ITEM 6.  EXHIBITS
Index:
3.1
Certificate of Incorporation, as amended through July 19, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2006; Registration No. 333-117489)

3.2	Amendment to Certificate of Incorporation, dated November 13, 2009*
3.3	Bylaws as Amended and Restated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2009)
10.1
Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Khaykin and Barrow  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2009)+

10.2
Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Daskal and Bixler  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2009)+

10.3	Form of Performance Based Restricted Stock Unit Award Agreement for Alternative Performance Condition*+
10.4	Form of Performance Based Restricted Stock Unit Award Agreement for Double Performance Condition*+
10.5
Description of Cash and Performance Restricted Stock Unit Incentive Programs for Executive Officers (incorporated by reference to Item 5.2 (e) of the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2009)+

10.6	Severance and General Release Letter Agreement, dated December 2, 2009, by and between the Company and Donald R. Dancer *+
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*           Denotes document submitted herewith.  + Denotes management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: February 3, 2010	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)