Form 10-Q
period 2010-03-28
INTERNATIONAL RECTIFIER CORP /DE/
filed 2010-05-03
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 70,671,372 shares of the registrant’s common stock, par value $1.00 per share, outstanding on April 26, 2010.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Revenues	$241,886	$146,642	$631,501	$580,862
Cost of sales	154,576	115,706	434,016	389,191
Gross profit	87,310	30,936	197,485	191,671

Selling, general and administrative expense	43,135	52,704	124,002	179,109
Research and development expense	25,649	22,379	72,691	71,997
Impairment of goodwill	—	23,867	—	23,867
Amortization of acquisition-related intangible assets	1,093	1,096	3,281	3,291
Asset impairment, restructuring and other charges	117	7,117	254	56,564
Operating income (loss)	17,316	(76,227)	(2,743)	(143,157)
Other expense, net	318	11,599	2,105	36,807
Interest income, net	(2,573)	(4,091)	(9,031)	(8,382)
Income (loss) before income taxes	19,571	(83,735)	4,183	(171,582)
Provision for (benefit from) income taxes	(20,816)	(1,163)	(47,622)	104,928
Net income (loss)	$40,387	$(82,572)	$51,805	$(276,510)
Net income (loss) per common share—basic	$0.57	$(1.15)	$0.72	$(3.81)
Net income (loss) per common share—diluted	$0.56	$(1.15)	$0.72	$(3.81)
Average common shares outstanding—basic	70,850	72,102	71,093	72,547
Average common shares and potentially dilutive securities outstanding—diluted	71,176	72,102	71,374	72,547

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net income (loss)	$40,387	$(82,572)	$51,805	$(276,510)
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,683)	2,144	(16,428)	(82,501)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $514, $0, $2,198 and $0, respectively	852	10,857	1,448	10,005
Reclassification adjustments of net gains on foreign currency forward contract	—	(369)	(1,565)	(452)
Other comprehensive loss	(10,831)	12,632	(16,545)	(72,948)
Comprehensive income (loss)	$29,556	$(69,940)	$35,260	$(349,458)

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 28, 2010	June 28, 2009 (1)
Assets
Current assets:
Cash and cash equivalents	$189,056	$365,761
Restricted cash	3,405	3,925
Short-term investments	309,363	113,247
Trade accounts receivable, net	147,432	97,572
Inventories	166,625	151,121
Current deferred tax assets	1,218	1,223
Prepaid expenses and other receivables	53,173	28,556
Total current assets	870,272	761,405
Long-term investments	53,602	121,508
Property, plant and equipment, net	346,082	369,713
Goodwill	74,955	74,955
Acquisition-related intangible assets, net	8,540	11,821
Long-term deferred tax assets	6,406	7,994
Other assets	48,034	53,911
Total assets	$1,407,891	$1,401,307
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,578	$62,570
Accrued income taxes	8,489	6,830
Accrued salaries, wages and commissions	26,944	22,325
Current deferred tax liabilities	3,056	2,793
Other accrued expenses	77,232	114,043
Total current liabilities	199,299	208,561
Long-term deferred tax liabilities	5,468	4,439
Other long-term liabilities	37,286	53,055
Total liabilities	242,053	266,055
Commitments and contingencies
Stockholders’ equity:
Common shares	73,429	73,101
Capital contributed in excess of par value of shares	993,213	981,786
Treasury stock, at cost	(40,061)	(23,632)
Retained earnings (2)	150,167	98,362
Accumulated other comprehensive income (2)	(10,910)	5,635
Total stockholders’ equity	1,165,838	1,135,252
Total liabilities and stockholders’ equity	$1,407,891	$1,401,307

(1)   Amounts derived from the audited financial statements at June 28, 2009.

(2)   See Note 2, "Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income," in Notes to Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 28, 2010	March 29, 2009
Cash flow from operating activities:
Net income (loss)	$51,805	$(276,510)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	52,038	47,475
Amortization of acquisition-related intangible assets	3,281	3,296
Loss on the disposal of fixed assets	232	—
Stock compensation expense	8,226	5,006
Excess tax benefit from stock options exercised	(47)	—
Provision for bad debt	(2,331)	262
Provision for inventory write-downs	(4,624)	10,910
Deferred income taxes	(1,267)	82,450
Other-than-temporary impairment of investments	2,059	37,258
Impairment of goodwill	—	23,867
Impairment of fixed assets	—	50,853
(Gain) loss on derivatives	(1,964)	178
Net settlement of restricted stock units for tax withholdings	(745)	(500)
(Gain) loss on sale of investments	(5,408)	4,632
Changes in operating assets and liabilities, net	(109,624)	(24,865)
Other	2,722	3,361
Net cash used in operating activities	(5,647)	(32,327)
Cash flow from investing activities:
Additions to property, plant and equipment	(38,357)	(12,929)
Proceeds from sale of property, plant and equipment	57	576
Reductions (additions) to restricted cash	520	(72)
Sale of investments	129,360	353,046
Maturities of investments	56,500	—
Withdrawal of excess from deferred compensation plan funds	2,443	—
Redemption of equity investment	2,050	—
Purchase of investments	(310,675)	(239,510)
Net cash (used in) provided by investing activities	(158,102)	101,111
Cash flow from financing activities:
Purchase of treasury stock	(16,429)	(15,429)
Reductions in restricted cash	—	1,416
Excess tax benefit from options exercised	47	3
Proceeds from exercise of stock options	4,471	2,964
Net cash used in financing activities	(11,911)	(11,046)
Effect of exchange rate changes on cash and cash equivalents	(1,045)	(4,707)
Net (decrease) increase in cash and cash equivalents	(176,705)	53,031
Cash and cash equivalents, beginning of period	365,761	320,464
Cash and cash equivalents, end of period	$189,056	$373,495

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

Reclassification

 The Company has reclassified net settlement of restricted stock units from cash flow from financing activities to cash flow from operating activities in the unaudited condensed consolidated statement of cash flow in the prior year period to conform to current year presentation.  In addition, deferred revenue has now been included in changes in operating assets and liabilities within the cash flow from operating activities section of the unaudited condensed consolidated statement of cash flow.

Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended March 2010 and 2009 consisted of 13 weeks ended on March 28, 2010 and March 29, 2009, respectively.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities measured and recorded at fair value on a recurring basis were included in the Company’s condensed consolidated balance sheet as of March 28, 2010 as follows (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$29,453	$—	$29,453	$—
Short-term investments	309,363	265,888	43,475	—
Long-term investments	53,602	10,760	16,167	26,675
Other assets	29,540	27,797	(110)	1,853
Other accrued expenses	(1,629)	—	(1,629)	—
Other long-term liabilities	(6,011)	(6,011)	—	—
Total	$414,318	$298,434	$87,356	$28,528
Fair value as a percentage of total	100.0%	72.1%	21.1%	6.8%
Level 3 as a percentage of total assets				2.0%

The fair value of investments, derivatives, and other assets and liabilities are disclosed in Notes 3, 4, and 10, respectively.

During the three months ended March 28, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.

During the three and the nine months-ended March 28, 2010, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.

As of March 28, 2010, the Company’s investments fair valued using Level 2 inputs included commercial paper and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm or broker pricing models which are based on the market approach.  The Company also fair values its foreign currency forward contracts and swap contract using Level 2 inputs and a market valuation approach.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Level 3 Valuation Techniques

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended March 28, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at December 27, 2009	$1,950	$30,842	$32,792
Total gains or losses (realized or unrealized):
Included in earnings	(101)	1,459	1,358
Included in other comprehensive income	—	133	133
Purchases, issuance, and settlements:
Purchases	—	—	—
Maturities	—	—	—
Sales	—	(5,755)	(5,755)
Transfers into Level 3	—	—	—
Transfers out of level 3	—	—	—
Ending balance at March 28, 2010	$1,849	$26,679	$28,528

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at June 28, 2009	$—	$40,834	$40,834
Total gains or losses (realized or unrealized):
Included in earnings	(300)	4,010	3,710
Included in other comprehensive income	—	2,288	2,288
Purchases, issuance, and settlements:
Purchases/Additions	2,149	—	2,149
Maturities	—	—	—
Sales	—	(20,453)	(20,453)
Transfers into Level 3	—	—	—
Transfers out of level 3	—	—	—
Ending balance at March 28, 2010	$1,849	$26,679	$28,528

Certain financial assets are measured using inputs, such as pricing models, discounted cash flow methodologies or similar techniques, where at least one significant model assumption or input is unobservable, a Level 3 input. The Company uses Level 3 inputs for financial assets that include a non-transferable put option on a strategic investment and certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. The put option on a strategic investment was valued using option pricing models based on the income approach. Level 3 inputs were also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At March 28, 2010, these securities were valued primarily using an independent valuation firm or broker pricing models that are based on the market and income approaches.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Adoption of New Accounting Standards

In January 2010, the FASB issued ASC No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements".  This update amends Subtopic 820-10 and requires the disclosure of transfers in and out of Level 1 and Level 2 fair value measurements, and a description of the reason for the transfers and requires for Level 3 fair value measurements that information about purchases, sales, issuances, and settlements be disclosed separately.  Additionally, this update clarifies the level of disaggregation required and the required disclosures about inputs and valuation techniques.  The requirement for new disclosures is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  In ASC No. 2010-06, those disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In August 2009, the FASB issued ASC Update No. 2009-05, “Fair Value Measurements and disclosures (Topic 820)-Measuring Liabilities at Fair Value”.  This update provides amendments to FASB ASC 820, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities.  This update also provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) A valuation technique that uses: a) the quoted price of the identical liability when traded as an asset, b) quoted prices for similar liabilities or similar liabilities when traded as assets, and 2) another valuation technique that is consistent with the principles of Topic 820.  Two examples of valuation techniques would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The adoption of this update, during the second quarter of fiscal year 2010, did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB ASC No. 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FASB ASC 260-10”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FASB ASC 260-10 is applied retroactively to all prior periods presented in the Company’s financial statements.  See Note 15 for the impact of the adoption of FASB ASC 260-10 on the Company’s earnings per share for the three and nine months ended March 28, 2010.  There was no impact to the prior year periods due to the net loss reported in those periods.

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

Out-of-Period Adjustments

Included in the results for the three and nine months ended March 28, 2010, are corrections of prior period errors, some of which increased and some of which decreased net loss.  Based on the Company's current financial condition and results of operations, management has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current period to date, both individually and in the aggregate.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income

  During fiscal years 1998 through 2006, the Company recorded foreign currency gains and losses on certain intra-company loans as foreign currency translation adjustments, a component of other comprehensive income (loss). These foreign currency gains and losses should have been reflected in other expense, net and as a result, should have affected net income (loss).  The cumulative effect of this error on the Company’s previously reported financial results over the fiscal years 1998 through 2006 was to decrease net income and retained earnings, and to increase other comprehensive income (loss), by $13.3 million, in the aggregate.  The effect on previously reported net income (loss) for fiscal years 2006, 2005, 2004, 2003 and 2002 was $0.6 million, $(0.2) million, $3.7 million, $8.3 million, and $2.7 million, respectively, and the cumulative effect on previously reported net income (loss) over the fiscal years 1998 through 2001 was $(1.8) million.

The following table presents the adjustments to the Company’s previously reported retained earnings and accumulated other comprehensive income as of June 28, 2009 for this matter (in thousands):

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

Available-for-sale securities as of March 28, 2010 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain (Loss)	Market Value
Short-Term Investments:
Corporate debt	$4,050	$—	$(2)	$(2)	$4,048
U.S. government and agency obligations	304,228	1,093	(6)	1,087	305,315
Total short-term investments	$308,278	$1,093	$(8)	$1,085	$309,363
Long-Term Investments:
Corporate debt	$—	$49	$—	$49	$49
U.S. government and agency obligations	26,343	556	(21)	534	26,878
Mortgage-backed securities	10,417	2,727	—	2,727	13,144
Asset-backed securities	11,103	2,428	—	2,428	13,531
Total long-term investments	$47,863	$5,761	$(21)	$5,739	$53,602

Equity securities	$15,682	$4,547	$—	$4,547	$20,229

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

The Company holds as strategic investments the common stock of three publicly traded foreign companies. The common investments are shown as “Equity Securities” in the table above, and are included in other assets on the consolidated balance sheets.  The common shares of these companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the shares to the issuer at the price the shares were issued to the Company as adjusted for dividends received.   The put option became effective September 1, 2009, and was initially recorded as of September 27, 2009 with a fair value of $2.1 million.  As of March 28, 2010, the fair value of the option was $1.8 million, with the change in fair value recorded in other income/expense (See Note 4, “Derivatives”).  Dividend income from these investments was $0.0 million and $0.0 million for the three months ended March 28, 2010 and March 29, 2009, respectively, and $0.1 million and $0.3 million for the nine months ended March 28, 2010 and March 29, 2009, respectively.   The Company’s previously reported investment in preferred stock was redeemed by the issuer during the three months ended March 28, 2010 at an amount equal to its carrying value resulting in no gain or loss being recorded.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the three months ended March 28, 2010, and March 29, 2009 were $0.1 million and $11.7 million, respectively, and for the nine months ended March 28, 2010, and March 29, 2009 were $2.1 and $37.3 million, respectively, and were included in other expense.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

The investments the Company determined were other-than-temporarily impaired during the three months ended March 28, 2010 were mortgage-backed and asset-backed securities, and for the nine months ended March 28, 2010, were mortgage-backed and asset-backed securities and an equity investment.  During the three and nine months ended March 29, 2009, mortgage-backed securities, asset-backed securities and corporate bonds were determined to be other-than-temporarily impaired.  As a result of determining the investments were other-than-temporarily impaired, the Company recorded an impairment charge of $0.1 million related to its investment in mortgage-backed and asset-backed securities for the three months ended March 28, 2010, and $0.9 million related to its investment in mortgage-back securities and asset-backed securities, and $1.2 million related to an equity investment for the nine months ended of March 28, 2010.  For the three months ended March 29, 2009, the Company recorded impairment charges of $5.6 million related to its investment in mortgage-backed and asset backed securities, $0.2 million related to its investments in corporate bonds, and $5.9 million related to an equity investment.  For the nine months ended March 29, 2009 the Company recorded impairment charges of $27.2 million related to mortgage-backed and asset-backed securities, $4.1 million related to corporate bonds, and $5.9 million related to an equity investment.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter end (in thousands):

	Securities held in a loss position for less than 12 months at March 28, 2010		Securities held in a loss position for 12 months or more at March 28, 2010		Total in a loss position at March 28, 2010
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$97,069	$(26)	$—	$—	$97,069	$(26)
Corporate debt	8,113	(3)	—	—	8,113	(3)
Total	$105,182	$(29)	$—	$—	$105,182	$(29)

	Securities held in a loss position for less than 12 months at June 28, 2009		Securities held in a loss position for 12 months or more at June 28, 2009		Total in a loss position at June 28, 2009
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity securities	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)
Total	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)

The amortized cost and estimated fair value of investments at March 28, 2010, by contractual maturity, are as follows (in thousands):

Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$308,278	$309,363
Due in 1-2 years	26,343	26,927
Due in 2-5 years	46	49
Due after 5 years	21,474	26,626
Total investments	$356,141	$362,965

(1)	Contractual maturity for asset-backed and mortgage-backed securities was based on initial contractual maturity dates.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Investments (Continued)

In accordance with the Company’s investment policy, which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains and (losses) were $1.5 million and $0 million, respectively, for the three months ended March 28, 2010, and $5.4 million and $0 million, respectively, for the nine months ended March 28, 2010. Gross realized gains and (losses) were $1.5 million and $(0.1) million, respectively, for the three months ended March 29, 2009 and $4.6 million and $(9.2) million, respectively, for the nine months ended March 29, 2009.  The cost of marketable securities sold was determined by the first-in, first-out method.

For the three and nine months ended March 28, 2010, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $0.7 million and $0.2 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest (income) expense, net, or other expense, net depending on the nature of the gain (loss).

Fair Value of Investments

The following table presents the balances of investments measured at fair value on a recurring basis, including cash equivalents, as of March 28, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$336,242	$276,650	$59,592	$—
Commercial paper	25,944	—	25,944	—
Corporate debt	3,557	—	3,557	—
Mortgage-backed securities	13,144	—	—	13,144
Asset-backed securities	13,531	—	—	13,531
Equity securities-strategic investments	20,229	20,225	—	4
Total securities at fair value	$412,647	$296,875	$89,093	$26,679

4. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments, primarily to mitigate foreign exchange rate risks, and as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  As of March 28, 2010 and June 28, 2009, the Company had currency forward contracts and a foreign currency swap contract which were not designated as accounting hedges.  In addition, at March 28, 2010, the Company held a put option on one of the Company’s strategic investments (See Note 3, “Investments”).

Interest Rates

 The Company is subject to interest rate risk through its investments.  The objectives of the Company’s investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on the Company’s investments in short-term debt generally will be compared to yields on money market instruments such as U.S. Commercial Paper programs, LIBOR or U.S. Treasury Bills.  Investments in long-term debt securities will be generally compared to yields on comparable maturity of U.S. Treasury obligations, investment grade corporate instruments with an equivalent credit rating or an aggregate benchmark index.

The Company had no outstanding interest rate derivatives as of March 28, 2010.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Derivative Financial Instruments (Continued)

Foreign Currency Exchange Rates

The Company generally hedges the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, and currency forward contracts or currency swaps.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in negligible net exposure.

A significant amount of the Company’s revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company’s primary currency exposure is related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a semiconductor wafer fabrication facility with revenues denominated primarily in the U.S. Dollar and Euro, and expenses in British Pound Sterling.  To protect against exposure to currency exchange rate fluctuations, the Company may utilize cash flow and balance sheet translation risk hedging programs.  Currency forward contract hedges have generally been utilized in these risk management programs.  The Company’s hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

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

The Company concluded that beginning in the fourth quarter of fiscal year 2009, the May 2006 forward contract in Yen would not have been an effective hedge. As a result of this ineffectiveness in the hedge on a retroactive basis, the Company reassessed the effectiveness of the hedge on a prospective basis and determined that the hedge was ineffective on a prospective basis.  As a result of the determination that the hedge was ineffective, the Company recognized the remaining unamortized balance of the gain of $1.6 million in other income during the first three months of fiscal year 2010.

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

For its balance sheet translation risk hedging program, the Company had approximately $51.6 million and $56.9 million in notional amounts of forward contracts not designated as accounting hedges under FASB ASC 815-10, “Derivatives and Hedging”, at March 28, 2010 and March 29, 2009, respectively.  Net realized and unrealized foreign-currency gains (losses) related to these contracts recognized in earnings, as a component of other expense, were $(0.7) million and $0.1 million, and $(1.5) million and $0.4 million, for the three and the nine months ended March 28, 2010 and March 29, 2009, respectively.

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

At March 28, 2010, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets March 28, 2010		Derivative Liabilities March 28, 2010
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Put option	Other assets	$1,849
Currency forward contracts			Other accrued expenses	$1,629
Foreign currency swap contract			Other accrued expenses	110
Total		$1,849		$1,739

The gain or (loss) recognized in earnings during the three and nine months ended March 28, 2010, was comprised of the following (in thousands):
		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended March 28, 2010	Nine Months Ended March 28, 2010
Put option	Other expense	$(101)	$1,849
Currency forward contract	Other expense	(688)	110
Foreign currency swap contract	Other expense	80	5
Total		$(709)	$1,964

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of March 28, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put Option	$1,849	$—	$—	$1,849
Foreign Currency Derivatives
Assets	—	—	—	—
Liabilities	(1,739)	—	(1,739)	—
Total derivative instruments at fair value	$110	$—	$(1,739)	$1,849

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Supplemental Cash Flow Disclosures

Components of the changes in operating assets and liabilities for the nine months ended March 28, 2010 and March 29, 2009 were comprised of the following (in thousands):

	Nine Months Ended
	March 28, 2010	March 29, 2009
Trade accounts receivable	$(49,578)	$16,542
Inventories	(13,101)	(1,469)
Prepaid expenses and other receivables	(11,838)	(10,074)
Accounts payable	19,364	(15,254)
Accrued salaries, wages and commissions	4,885	(11,353)
Deferred compensation	(130)	(1,280)
Accrued income taxes payable	(21,679)	7,760
Other accrued expenses	(37,547)	(9,737)
Changes in operating assets and liabilities	$(109,624)	$(24,865)

    Supplemental disclosures of cash flow information (in thousands):

	Nine Months Ended
	March 28, 2010	March 29, 2009
Non-cash investing activities:
Increase (decrease) in liabilities accrued for property, plant and equipment purchases	$2,533	$(93)

6. Inventories

Inventories at March 28, 2010 and June 28, 2009 were comprised of the following (in thousands):

	March 28, 2010	June 28, 2009
Raw materials	$42,814	$32,717
Work-in-process	73,280	66,613
Finished goods	50,531	51,791
Total inventories	$166,625	$151,121

7. Goodwill and Acquisition-Related Intangible Assets

At March 28, 2010 and June 28, 2009, acquisition-related intangible assets included the following (in thousands):

		March 28, 2010
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(22,432)	$7,247
Customer lists	5 - 12	5,330	(4,753)	577
Intellectual property and other	5 - 15	7,963	(7,247)	716
Total acquisition-related intangible assets		$42,972	$(34,432)	$8,540

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

As of March 28, 2010, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2010: $1,108; fiscal year 2011: $4,125; fiscal year 2012: $1,771; fiscal year 2013: $231; and fiscal year 2014: $177.

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

    The carrying amounts of goodwill by ongoing business segment as of March 28, 2010 and June 28, 2009 are as follows (in thousands):

Business Segments:	March 28, 2010	June 28, 2009
Power Management Devices	$—	$—
Energy-Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$74,955	$74,955

8. Bank Loans and Long-Term Debt

At March 28, 2010, the Company had $2.4 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

9. Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):
	March 28, 2010	June 28, 2009
Sales returns	$24,625	$21,036
Accrued accounting and legal costs	12,446	60,713
Deferred revenue	9,998	7,885
Accrued employee benefits	4,014	3,995
Accrued divestiture liability	1,198	2,410
Accrued warranty	2,107	1,767
Accrued utilities	1,466	1,563
Accrued sales and other taxes	4,112	1,117
Short-term severance liability	4,323	5,234
Other	12,943	8,323
Total other accrued expenses	$77,232	$114,043

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

The following table details the changes in the Company’s warranty reserve for the nine months ended March 28, 2010, which is included in other accrued expenses (in thousands):

Accrued warranty, June 28, 2009	$1,767
Accruals for warranties issued during the period	2,859
Changes in estimates related to pre-existing warranties	(1,039)
Warranty claim settlements	(1,480)
Accrued warranty, March 28, 2010	$2,107

10. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):

	March 28, 2010	June 28, 2009
Income taxes payable	$20,902	$35,197
Divested entities’ tax obligations	6,200	7,283
Deferred compensation	7,053	6,543
Other	3,131	4,032
Total other long-term liabilities	$37,286	$53,055

Fair Value of Long-term Liabilities

The following table presents the long-term liabilities and the related assets measured at fair value on a recurring basis (in thousands):

Long-term Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan	$6,011	$6,011	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	7,572	7,572	—	—

The Company also maintains a $1.0 million severance accrual in Japan that is not required to be recorded at fair value as of March 28, 2010.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards.

The following table summarizes the stock option activities for the nine months ended March 28, 2010 (in thousands, except per share price data):

	Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 28, 2009	8,248	$30.40	—	$3,738
Granted	248	$18.85	$6.04	—
Exercised	(271)	$16.53	—	$1,119
Expired or forfeited	(1,998)	$35.80	—	—
Outstanding, March 28, 2010	6,227	$28.80	—	$22,001

For the nine months ended March 28, 2010 and March 29, 2009, the Company received $4.5 million and $3.0 million, respectively, for stock options exercised. The total tax benefit realized for the tax deductions from stock options exercised was zero for the nine months ended March 28, 2010 and March 29, 2009, respectively.

On November 11, 2009 and February 15, 2010, the Company made awards of 165,500 units and 4,500 units, respectively, of performance based restricted stock units (“PRSUs”) to executives and certain key employees pursuant to the Company’s 2000 Incentive Plan, as amended (“2000 Plan”).  Any vesting of such awards would take place in about November 2010 upon the achievement of a company performance goal and the achievement of individual performance goals.  Performance goals vary depending on the executive or key employee and, although some goals may be met or expire at earlier dates, must be achieved by the end of the first quarter of fiscal year 2011 for the awards to vest.   The Company recognized $0.7 million and $1.1 million of expense for these awards during the three and nine months ended March 28, 2010.  The awards were granted at the market value of the underlying share on the date of grant.

The following table summarizes the restricted stock unit activities, including PRSUs ("RSU"), for the nine months ended March 28, 2010 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 28, 2009	355	$17.84	$5,215
Granted	186	$19.08	—
Vested	(96)	$19.23	$1,843
Forfeited	(2)	—	—
Outstanding, March 28, 2010	443	$18.33	$9,980

The Company's employee equity award plans permit the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the nine months ended March 28, 2010, the Company reduced the quantity of RSUs that would otherwise vest by 38,113 shares to fund grantee income tax obligations.

Additional information relating to the equity award plans, including employee stock options and RSUs which count as two shares under the plans, at March 28, 2010 and June 28, 2009 is as follows (in thousands):
	As of
	March 28, 2010	June 28, 2009
Options exercisable	3,711	5,179
Shares available for grant	3,044	2,408
Total reserved common stock shares for equity award plans	9,714	11,011

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

For the three months and nine months ended March 28, 2010 and March 29, 2009, stock-based compensation expense associated with the Company’s stock options and RSUs is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Cost of sales	$489	$119	$1,338	$253
Selling and administrative expense	2,186	2,071	5,648	3,476
Research and development expense	421	445	1,240	1,277
Total stock-based compensation expense	$3,096	$2,635	$8,226	$5,006

The total unrecognized compensation expense for outstanding stock options and RSUs was $18.7 million as of March 28, 2010, which will be recognized, in general, over three years, except for the PRSU awards, and one stock option award and one RSU award made to the Chief Executive Officer (“CEO”).  The total unrecognized compensation expense for the CEO grants will be recognized over the weighted average of 1.9 years.  The total unrecognized compensation expense for the PRSU awards may be recognized during the next six months depending on whether the related goals for the PRSU’s are achieved.  As of March 28, 2010, the weighted average number of years to recognize the total compensation expense (including that of the CEO) was 1.5 years.

The fair value of the options issued during the nine months ended March 28, 2010 and March 29, 2009, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 28, 2010	March 29, 2009
Expected life	3.6 years	3.9 years
Risk free interest rate	1.4%	2.4%
Volatility	39.0%	54.3%
Dividend yield	0.0%	0.0%

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

Asset impairment, restructuring and other charges represent costs related primarily to the following initiatives:

•	Newport Fabrication Facility Consolidation
•	El Segundo Fabrication Facility Closure
•	Research and Development Facility Closure Initiative
•	Termination of the Vishay Intertechnology, Inc. (“Vishay”) transition product services agreement (“TPSA”), related to the Company’s April 2007 business divestiture (“PCS Divestiture”)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

The following table summarizes restructuring charges incurred during the three and nine months ended March 28, 2010, and March 29, 2009 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Reported in asset impairment, restructuring and other charges	$—	$—	$—	$48,885
Severance and workforce reduction costs	117	6,524	159	6,905
Other charges	—	593	95	774
Total asset impairment, restructuring and other charges	$117	$7,117	$254	$56,564

In addition to the amounts in the table above, the Company recorded in cost of sales workforce reduction expense for retention bonuses of $0.1 million and $0.8 million for the three and the nine months ended March 28, 2010, respectively, and $0.9 million for each of the prior year comparable periods, relating to the restructuring initiatives.  The Company also incurred costs to relocate and install equipment of $0.2 million and $2.1 million for the three and nine months ended March 28, 2010, respectively and $0.6 million and $1.0 million for the respective prior year comparable periods.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the Company's restructuring related accruals for the nine months ended March 28, 2010, which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	Research & Development and PCS Divestiture
Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376
Accrued during the nine months and charged to asset impairment, restructuring and other charges	—	275	—
Accrued during the nine months and charged to other operating expenses	—	821	32
Costs paid during the nine months	(347)	(2)	(244)
Foreign exchange gains	(12)	—	—
Change in provision	—	47	(164)
Accrued severance and workforce reduction costs, March 28, 2010	$—	$4,676	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and nine months ended March 28, 2010, and March 29, 2009 (in thousands):

	Three Months Ended March 28, 2010				Three Months Ended March 29, 2009
	Asset Impairment Charges	Severance and Workforce Reduction Costs (Adjustments)	Other Charges	Total	Asset Impairment Charges	Severance and Workforce Reduction Costs	Other Charges	Total
Newport, Wales	$—	$—	$—	$—	$—	$1,794	$9	$1,803
El Segundo	—	145	—	145	—	3,433	502	3,935
Research & Development Facility	—	(47)	—	(47)	—	—	82	82
PCS Divestiture & Other	—	19	—	19	—	—	1,297	1,297
Total	$—	$117	$—	$117	$—	$5,227	$1,890	$7,117

	Nine Months Ended March 28, 2010				Nine Months Ended March 29, 2009
	Asset Impairment Charges	Severance and Workforce Reduction Costs (Adjustments)	Other Charges	Total	Asset Impairment Charges	Severance and Workforce Reduction Costs	Other Charges	Total
Newport, Wales	$—	$—	$—	$—	$48,885	$1,795	$9	$50,689
El Segundo	—	323	—	323	—	3,433	502	3,935
Research & Development Facility	—	(47)	95	48	—	381	262	643
PCS Divestiture & Other	—	(117)	—	(117)	—	—	1,297	1,297
Total	$—	$159	$95	$254	$48,885	$5,609	$2,070	$56,564

Newport, Wales Fabrication Facility Consolidation Initiative

The Company adopted a plan during the second quarter of fiscal year 2009 to consolidate its wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand.  Subsequent to initiating the plan and exiting certain portions of the facility, there was a significant recovery in demand during the second half of fiscal year 2009.  To service this unforeseen demand, the Company reopened much of the space previously designated for closure as part of this initiative.  Based on the Company’s current demand outlook, the Company has postponed this factory consolidation and does not anticipate completing this factory consolidation until sometime after the end of calendar year 2010.  The total pre-tax cost of the consolidation plan is approximately $52.4 million, of which $48.9 million were non-cash charges. Through the end of fiscal year 2009, the Company had recorded $52.0 million of the estimated costs to complete the initiative.  During the three and nine months ended March 28, 2010, the Company recorded $0.0 million and $0.5 million, respectively, of costs related to moving and installing equipment.  These costs were charged to cost of sales.  Cash payments for this initiative are estimated to be approximately $0.5 million during fiscal year 2010.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

El Segundo, California Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million will be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of the additional costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs will be charged to operating expense.  The restructuring charge recorded through fiscal year 2009 under this initiative included $3.6 million of severance, $0.7 million other workforce reduction costs and $2.3 million of other charges for this initiative.  Due to a significant increase in demand, the Company will need to delay the closure of this factory.   The Company continues to evaluate the timing of this factory closure based on the demand outlook and the availability of external capacity.  Based on the Company’s current demand outlook, the Company does not anticipate completing the closure of this factory by the end of calendar year 2010.

Cash payments for this initiative were approximately $2.4 million during the nine months ended March 28, 2010, and are estimated to be $0.2 million and $2.5 million during the remainder of fiscal year 2010 and thereafter, respectively.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England R&D facility and its El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. The Company estimates that the closure and exiting of these two facilities will be completed by the end of the third quarter of fiscal year 2011.  Through fiscal year 2009, the Company had incurred approximately $7.3 million of the total estimated costs under this initiative. Restructuring related cash payments were approximately $0.3 million during the nine months ended March 28, 2010, and are estimated to be $0.1 million and $1.4 million for the remainder of fiscal year 2010, and thereafter, respectively.

13. Segment Information

The Company reports in five segments which correspond to the way the Company manages the business and interacts with customers.  Our Power Management Devices (“PMD”) segment targets power supply, data processing and industrial and commercial battery-powered applications.  The Energy Saving Products (“ESP”) segment focuses on solutions in variable-speed motion controls as well as consumer electronic applications.  Our HiRel segment provides high-reliability power components for use in extreme environments or environments that require high-reliability.  The Enterprise Power (“EP”) segment is focused on data center applications, notebooks, graphics cards, gaming consoles and other computing and consumer applications.  Our Automotive Products (“AP”) segment is focused on automotive customers and provides high performance and energy saving solutions to a broad array of automotive systems.  Revenue from the sale of the Company’s technologies and manufacturing know-how are included in the Intellectual Property (“IP”) segment.

During fiscal year 2009, the Company reported the ongoing work for Vishay Intertechnology, Inc. under the transition services agreements as part of a Transition Services (“TS”) segment, separate from the Company’s ongoing segments.  This work declined substantially during the fourth quarter of fiscal 2009 due to the termination of almost all of the services covered by the agreements.  The immaterial amount of remaining sales to Vishay has been included in the Company’s PMD segment as of the beginning of the first quarter of fiscal year 2010.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Segment Information (Continued)

For the three and the nine months ended March 28, 2010 and March 29, 2009, revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	Three Months Ended March 28, 2010			Three Months Ended March 29, 2009
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$95,939	39.7%	21.4%	$42,593	29.0%	(3.5)%
Energy-Saving Products	51,992	21.5	44.7	35,272	24.1	34.7
HiRel	40,163	16.6	56.2	33,954	23.2	47.1
Automotive Products	19,032	7.9	27.2	9,453	6.4	4.2
Enterprise Power	32,586	13.5	41.8	11,315	7.7	11.8
Ongoing customer segments total	239,712	99.1	35.5	132,587	90.4	21.5
Intellectual Property	2,174	0.9	100.0	2,365	1.6	100.0
Ongoing segments total	241,886	100.0	36.1	134,952	92.0	22.8
Transition Services	—	—	—	11,690	8.0	0.9
Consolidated total	$241,886	100.0%	36.1%	$146,642	100.0%	21.1%

	Nine Months Ended March 28, 2010			Nine Months Ended March 29, 2009
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$238,457	37.8%	13.2%	$180,505	31.1%	14.8%
Energy-Saving Products	130,213	20.6	39.2	120,830	20.8	40.6
HiRel	112,569	17.8	52.0	110,739	19.1	52.4
Automotive Products	49,159	7.8	20.2	40,521	7.0	24.8
Enterprise Power	93,772	14.8	41.7	67,944	11.7	37.4
Ongoing customer segments total	624,170	98.8	30.5	520,539	89.6	32.5
Intellectual Property	7,331	1.2	100.0	24,925	4.3	100.0
Ongoing segments total	631,501	100.0	31.3	545,464	93.9	35.6
Transition Services	—	—	—	35,398	6.1	(7.3)
Consolidated total	$631,501	100.0%	31.3%	$580,862	100.0%	33.0%

14. Income Taxes

The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company determined that the valuation allowance established against its deferred tax assets in the U.S. and the U.K. during the fiscal year 2009 should remain for the third quarter of fiscal year 2010.

During the third quarter of fiscal year 2010, a reduction in the reserve for uncertain tax positions of $27.3 million was recorded due to a refund notice of approximately $10.6 million received from the Inland Revenue Authority of Singapore, positions taken on amended state income tax returns, and certain changes in facts related to specific non-US uncertain tax positions. As of March 28, 2010, the liability for income tax associated with uncertain tax positions was $25.3 million. If the uncertain tax positions are resolved favorably it would result in a benefit to income taxes on the consolidated statement of operations of $16.5 million, which would reduce the Company's future effective tax rate.  In connection with the Inland Revenue Authority of Singapore ruling, the Company recorded a refund receivable of $10.6 million on its balance sheet.  Subsequent to the reporting period, the Company received the $10.6 million refund from the Inland Revenue Authority of Singapore.

The Company's continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 28, 2010, the Company had accrued $5.3 million of interest and penalties related to uncertain tax positions. For the quarter, the accrual for penalties and interest related to the resolved uncertain positions decreased by $4.1 million.

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

During fiscal year 2009, the Company filed amended U.S. federal income tax returns and claimed a refund.  It is estimated that the cash refund will be $23.6 million.  During the reporting period and through the filing date, the Company has received $18.9 million.  The Company is working with the Internal Revenue Service to receive the balance.

The Company is pursuing refunds for income taxes it believes to have overpaid in certain non-U.S jurisdictions in an aggregate amount of approximately $3.2 million. In these jurisdictions, the Company cannot determine that the realization of the tax refunds of $3.2 million is more likely than not and as such, it has not recognized them as income tax benefits in its financial statements. Specifically, the Company is seeking refunds for $2.8 million and $0.4 million in Japan and Singapore, respectively.

The Company received a notice from the Inland Revenue Authority of Singapore which reversed a prior $15.6 million assessment the Company received due to the late filing of the Singapore subsidiary's fiscal year 2007 income tax return. The assessment had been based upon the Company's transfer pricing methodology prior to fiscal year 2007. The Company has not recorded a reserve for this matter as it determined that collection on this assessment was not probable as the Company had believed it more likely than not that its transfer pricing methodology would be sustained.

The Company's effective tax rate related to continuing operations was a benefit of 106.4 percent and 1.4 percent for the three months ended March 28, 2010 and March 29, 2009, respectively. For the three months ended March 28, 2010, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent as a result of the release of contingent liabilities related to uncertain tax positions, tax return to provision reconciliations, and prior period adjustments.  These benefits to the tax rate were partially offset by the reduction in unrealized gains which benefitted the tax provision in the prior quarter and an increase in specific uncertain tax position reserves. For the three months ended March 29, 2009, the Company’s effective tax rate differed from the U.S. federal statutory tax rate of 35 percent as a result of the realization of a year-to-date refund benefit arising from a loss carryback and the revision of estimates arising from the filing of tax returns for several fiscal years.  These benefits to the tax rate were partially offset by valuation allowances recorded on deferred tax assets, impairment of certain securities, and the non deferral of income from certain foreign jurisdictions. The Company's effective tax rate will continue to be volatile due to losses that will not benefit its tax expense in the U.S. and U.K. and its geographic mix of income which results in profit in certain foreign jurisdictions with a resulting tax payable.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Net Income (Loss) per Common Share

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net income to both common shares and participating securities.  The Company’s participating securities include the unvested, outstanding RSUs and PRSUs.  The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 28, 2010 and March 29, 2009 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net income (loss)	$40,387	$(82,572)	$51,805	$(276,510)
Less: Income allocated to participating securities	266	—	288	—
Income available to common stockholders	$40,121	$(82,572)	$51,517	$(276,510)
Earnings per common share - basic
Weighted average shares outstanding	70,850	72,102	71,093	72,547
Basic income(loss) per share	$0.57	$(1.15)	$0.72	$(3.75)
Earnings per common share - diluted
Basic weighted average shares outstanding	70,850	72,102	71,093	72,547
Effect of dilutive securities – stock options	326	—	281	—
Diluted weighted-average shares	71,176	72,102	71,374	72,547
Diluted income (loss) per share	$0.56	$(1.15)	$0.72	$(3.75)

For the three and nine months ended March 28, 2010, 3,052,698 and 3,096,198, respectively, of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for these periods. As a result of the net loss for the three and nine months ended March 29, 2009, 7,599,529 and 7,455,029 of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for these periods, respectively.

16. Environmental Matters

The Company incorporates by reference its disclosure set forth in Note 12,”Environmental Matters,” to its consolidated financial statements set forth in Part II, Item 8 in the Company’s Annual Report on Form 10-K for its fiscal year ended June 28, 2009 (“2009 Annual Report”), as updated by its disclosure set forth in Note 15, “Environmental Matters,” to its consolidated financial statements set forth in Part I, Item 1 in the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 27, 2009 (“First Quarter Fiscal 2010 Quarterly Report”), and in Note 16, “Environmental Matters,” to its consolidated financial statements set forth in Part I, Item 1 in the Company’s Quarterly Report on Form 10-Q for its fiscal quarter ended December 27, 2009 (“Second Quarter Fiscal 2010 Quarterly Report”), subject to the following updates to such disclosure for events taking place subsequent to the filing of the Second Quarter Fiscal 2010 Quarterly Report.

The Company has previously reported that in June 2009 it received a Notice of Violation and Request for Information Pursuant to Section 3007(a) of the Resource Conservation Recovery Act (“RCRA”) from Region IX of the U.S. Environmental Protection Agency (“EPA”) as a result of an inspection conducted by the EPA at the Company’s Temecula, California facility in January 2009.  By letter dated December 14, 2009, the EPA notified the Company of its intent file a civil complaint and compliance order against the Company under RCRA within 45 days with respect to allegations in such matter unless the Company provided EPA with reasons why a complaint should not be filed.  As part of that process, the EPA informed the Company that it was seeking a penalty of approximately $115,000 and encouraged the Company to explore the possibility of settlement.  The Company has provided the EPA with additional information and is in ongoing settlement discussions with the EPA regarding the potential reduction of the fine to an immaterial amount.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Litigation

The Company incorporates by reference its disclosure set forth in Note 14,”Litigation,” to its consolidated financial statements set forth in Part II, Item 8 in the Company’s 2009 Annual Report, as updated by its disclosure set forth in Note 16, “Litigation,” to its consolidated financial statements set forth in Part I, Item 1 in the First Quarter Fiscal 2010 Quarterly Report and in Note 17, “Litigation,” to its consolidated financial statements set forth in Part I, Item 1 in the Second Quarter Fiscal 2010 Quarterly Report, subject to the following updates to such disclosure for events taking place subsequent to the filing of the Second Quarter Fiscal 2010 Quarterly Report:

International Rectifier Securities Litigation.

 On February 8, 2010, the United States District Court for the Central District of California entered a final order and judgment approving the settlement of the consolidated securities class action case entitled In re International Rectifier Corporation Securities Litigation (formerly Edward R. Koller v. International Rectifier Corporation, et al.), No. CV 07-02544-JFW (VBKx) (C.D. Cal.).   As previously reported, the settlement resolved all class members’ claims against the Company and certain of its former officers and directors and provided for a payment to the plaintiff class of $90.0 million, of which $45.0 million was paid by the Company’s insurance carriers and $45.0 million was paid by the Company.  The Company previously accrued a reserve of $45.0 million in fiscal year 2009 for this settlement.  No "opt-out" claims have been filed against the Company.

International Rectifier Derivative Litigation.

As described in the 2009 Annual Report, on August 13, 2009, the Superior Court of the State of California for the County of Los Angeles sustained with prejudice the Company's demurrer to the amended complaint in a purported shareholder derivative action entitled Mayers v. Lidow, No. BC 395652. The Court previously entered judgment dismissing the action with prejudice, and the plaintiff filed a notice of appeal from the judgment.   On or about January 12, 2010, the plaintiff filed a request for dismissal and notice of abandonment of its appeal from the final judgment of dismissal.   On or about January 25, 2010, counsel for plaintiff in this matter sent a letter to the Chairman of the Company's Board of Directors demanding that the Company investigate and pursue claims against certain of the Company's directors and former officers regarding the matters previously set forth in the amended complaint in Mayers.  On or about February 15, 2010, a Special Committee of the Board of Directors, comprised of four members of the Board who were not identified in the demand letter as targets of potential claims, was established to investigate the matters set forth in the demand letter and determine whether further litigation is in the best interests of the Company and its stockholders.  The Special Committee has retained separate counsel to assist it in its work, which is ongoing.

Litigation from Vishay Proposal.

As described in the 2009 Annual Report, in August 2008, shortly after the Company's disclosure that Vishay Intertechnology,  Inc. ("Vishay") had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint named as defendants the Company and all of its directors and alleged that the Vishay proposal was unfair and that acceptance of the offer would constitute a breach of fiduciary duty by the board.  In October 2008, the case was consolidated with five other similar complaints.   In October 2008, plaintiffs filed a consolidated amended complaint purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the directors breached their fiduciary duties by, among other things, failing to dismantle so-called "defensive measures" that allegedly prevented Vishay from completing its hostile tender offer.  In May 2009, the Court sustained with prejudice the Company’s demurrer to the amended complaint, and in June 2009, plaintiffs in Zhao filed a notice of appeal from the final judgment of dismissal.   On March 8, 2010, plaintiffs-appellants filed their opening brief.  Defendants-respondents' brief is due to be filed on June 7, 2010.

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

18. Commitments and Contingencies

During the fiscal year 2009, the Company entered into an amended foundry services agreement with one of its foundry suppliers, under which the Company is entitled to purchase up to 1,000 silicon wafers per week. Under the terms of the agreement, the Company may be required to advance funds or transfer equipment against future processing charges if the Company does not purchase minimum required amounts of dies or wafers determined on a quarterly basis. The maximum amount the Company would be required to advance under the agreement is $5.5 million of cash and equipment, at fair market value, with cash advances limited to a maximum of $2.5 million. If future purchases exceed a minimum level, a portion of the purchase price of these purchases will be credited against the advance.  As of March 28, 2010, the Company had advanced an immaterial amount to the foundry.

In connection with the divestiture of the Company’s PCS business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities.   The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of statute of limitations, and the decrease in foreign currency translation on the underlying obligation partially offset by an increase in adjustments arising from the filing of amended tax returns.  As of March 28, 2010, the balance of the divested entities tax obligations was $6.2 million.

19. Stock Repurchase Program

On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. During the nine months ended March 28, 2010, the Company repurchased 848,327 shares for approximately $16.4 million. Through March 28, 2010, approximately 2.8 million shares were repurchased under the program for approximately $40.0 million.  As of March 28, 2010, the Company had not cancelled the shares of common stock previously purchased under the program, and as such they are reflected as treasury stock in the March 28, 2010 and June 28, 2009 balance sheets.

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

Our revenues were $241.9 million and $146.6 million for the three months ended March 28, 2010 and March 29, 2009, respectively, and $631.5 million and $580.9 million for the nine months ended March 28, 2010 and March 29, 2009, respectively.  We have experienced strong demand during the first three quarters of fiscal year 2010, reporting sequential revenue growth in each quarter, with our revenue in the third quarter growing 15.1 percent compared to the prior quarter.  We currently expect a further sequential quarterly revenue increase as well as a year over year revenue increase for the three months ending June 27, 2010.  As previously reported, with the increased demand, our lead times for many of our products have increased, and we have had challenges in meeting all of the demand.  During the past nine months we have undertaken a number of actions to respond to the increased demand including ongoing efforts to qualify external manufacturing sources, the postponement of certain of our initiatives to consolidate our manufacturing operations and capital investments in our existing manufacturing operations.   While these actions have provided additional capacity, we continue our efforts to increase our manufacturing capacity in a way that responds to rapid changes in demand.

Our gross margin percentage for our ongoing segments increased 6.2 percentage points on a sequential basis from the second quarter to the third quarter of fiscal year 2010 as a result of an increase in manufacturing utilization and improved product mix.  On a sequential quarterly basis for fiscal year 2010, we have experienced minimal erosion in average selling price and expect this trend to continue for the three months ending June 27, 2010.  We currently expect our factory utilization to remain high and our gross margin percentage to be about 35 to 36 percent for the three months ending June 27, 2010.

As a result of the significant increase in demand during fiscal year 2010, we have postponed the initiative to consolidate our manufacturing operations at our Newport, Wales wafer fabrication facility.  In addition, the unforeseen increase in demand will delay the planned closure of our El Segundo facility beyond the end of calendar 2010.  On a quarterly basis, we will evaluate the timing of our factory consolidation plans based on the demand outlook and the availability of external capacity.  Based on our current outlook, we do not anticipate completing our factory consolidation activities before the end of calendar 2010.  Cost savings from the Newport, Wales wafer fabrication facility initiative has been minimal as a result of the postponement of the consolidation.  The closure of the El Segundo, California wafer fabrication facility will take place at the earliest, in the third quarter of fiscal year 2011.  If this closure occurs, we estimate annual savings will be approximately $12.1 million.

During the three months ended March 28, 2010, we increased our selling, general and administrative expenses from the three months ended March 29,2009 by $5.9 million. The increase in selling, general and administrative expenses was driven primarily by certain one-time reductions to expenses in the prior quarter and higher expenses associated with employee performance bonuses and shipping costs associated with higher revenue.  On a year over year basis, after excluding $1.9 million of investigation, filing support and proxy contest and filing costs from the prior year reported amount, selling, general and administrative expense decreased approximately $7.7 million.  These selling, general and administrative expense decreases were achieved through lower salary related costs due to headcount reductions, lower general legal costs and a reduction in other miscellaneous expense.  As a result, we expect selling, general and administrative expense to be approximately $42.0 million, plus or minus 5.0 percent, for the fourth quarter of fiscal year 2010.  We also expect to maintain or increase our investment levels in new product development over the near term in order to meet our longer term revenue goals.  During the three months ended March 28, 2010, research and development spending increased by $3.3 million from the prior year, and we expect research and development spending to be about $25.0 million, plus or minus 10.0 percent, for the fourth quarter of fiscal year 2010

Our cash flow from operations was a use of cash of $5.6 million for the first nine months of fiscal year 2010.  This was a decrease in the use of cash from the prior year comparable period, which was a use of cash of $32.3 million. The decrease in the use of cash during the current fiscal year was due to the increase in net income for the nine months ended March 28, 2010, compared to the prior year comparable period, which was partially offset by the increase in operating working capital as the result, primarily, of an increase in accounts receivable and inventories, and the payment during the period of $45.0 million into escrow for the settlement of the securities class action litigation as discussed in Note 17, “Litigation” in the Notes to Unaudited Condensed Consolidated Financial Statements. Our cash, cash equivalents and investments, excluding restricted cash, as of March 28, 2010, totaled $552.0 million compared to $600.5 million as of June 28, 2009. The year-to-date decline in cash and investments was primarily the result of capital expenditures of approximately $38.4 million and share repurchases under our repurchase plan of $16.4 million during the first nine months of fiscal year 2010.

Segments

During fiscal 2009 we reported the operating results for the ongoing work for Vishay Intertechnology, Inc. (“Vishay”) under the transition services agreements as part of the Transition Services segment, separate from our ongoing segments.  The immaterial amount of remaining revenue from services provided to Vishay has been included in our ongoing segments in the Power Management Devices segment as of the beginning of fiscal year 2010.  For a description of our reportable segments, see Note 13, “Segment Information”, in the Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three and nine months ended March 28, 2010 and March 29, 2009, as a percentage of revenues (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2010		March 29, 2009		March 28, 2010		March 29, 2009
Revenues	$241.9	100.0%	$146.6	100.0%	$631.5	100.0%	$580.9	100.0%
Cost of sales	154.6	63.9	115.7	78.9	434.0	68.7	389.2	67.0
Gross profit	87.3	36.1	30.9	21.1	197.5	31.3	191.7	33.0
Selling, general and administrative expense	43.1	17.8	52.7	35.9	124.0	19.6	179.1	30.8
Research and development expense	25.6	10.6	22.4	15.3	72.7	11.5	72.0	12.4
Impairment of goodwill	—	—	23.9	16.3	—	—	23.9	4.1
Amortization of acquisition-related intangible assets	1.0	0.5	1.1	0.8	3.3	0.5	3.3	0.6
Asset impairment, restructuring and other charges	0.1	—	7.1	4.8	0.3	—	56.6	9.7
Operating income (loss)	17.3	7.2	(76.2)	(52.0)	(2.7)	(0.4)	(143.2)	(24.7)
Other expense, net	0.3	0.1	11.6	7.9	2.1	0.3	36.8	6.3
Interest income, net	(2.6)	(1.1)	(4.1)	(2.3)	(9.0)	(1.4)	(8.4)	(1.4)
Income (loss) before income taxes	19.6	8.1	(83.7)	(57.1)	4.2	0.7	(171.6)	(29.5)
Provision for (benefit from) income taxes	(20.8)	(8.6)	(1.1)	(0.8)	(47.6)	(7.5)	104.9	18.1
Net income (loss)	$40.4	16.7%	$(82.6)	(56.3)%	$51.8	8.2%	$(276.5)	(47.6)%

Results of Operations

Revenue and Gross Margin for the Three Months Ended March 28, 2010 Compared to the Three Months Ended March 29, 2009

The following table summarizes revenue and gross margin by reportable segment for the three months ended March 28, 2010 compared to the three months ended March 29, 2009.  The amounts in the following table are in thousands:

	Three Months Ended
	March 28, 2010			March 29, 2009			Change
	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin
Power Management Devices (PMD)	$95,939	$20,501	21.4%	$42,593	$(1,489)	(3.5)%	125.2%	24.9	ppt
Energy-Savings Products (ESP)	51,992	23,245	44.7	35,272	12,228	34.7	47.4	10.0
Automotive Products (AP)	19,032	5,180	27.2	9,453	402	4.2	101.3	23.0
Enterprise Power (EP)	32,586	13,628	41.8	11,315	1,338	11.8	188.0	30.0
Commercial segments total	199,549	62,554	31.3	98,633	12,479	12.7	102.3	18.6
HiRel	40,163	22,582	56.2	33,954	15,984	47.1	18.3	9.1
Ongoing customer segments total	239,712	85,136	35.5	132,587	28,463	21.5	80.8	14.0
Intellectual Property (IP)	2,174	2,174	100.0	2,365	2,365	100.0	(8.1)	―
Ongoing segments total	241,886	87,310	36.1	134,952	30,828	22.8	79.2	13.3
Transition Services	―	—	―	11,690	108	0.9	(100.0)	(0.9)
Consolidated total	$241,886	$87,310	36.1%	$146,642	$30,936	21.1%	65.0%	15.0	ppt

Revenue

Four of our five ongoing customer segments, namely, PMD, ESP, AP and EP, generally share the same manufacturing base and sales, marketing and distribution channels. While each segment focuses on different target markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually, we also analyze performance of these segments together separately from our other ongoing customer segment, HiRel.  For ease of reference, we refer to these four segments collectively as our “Commercial Segments.”

Revenue for our ongoing segments does not include revenue from the Transition Services segment, which is immaterial for the fiscal year 2010 as a result of the conclusion of our providing Divestiture transition services to Vishay during the fourth quarter of fiscal year 2009.  As of the beginning of fiscal year 2010, the immaterial amount of remaining Transition Services revenue is now included within the PMD segment.

Revenue from our ongoing customer segments which excludes IP revenue, increased by $107.1 million, or 80.8 percent for the three months ended March 28, 2010 compared to the three months ended March 29, 2009.  Our Commercial Segments led the way with year over year revenue growth of 102.3 percent as a result of increased demand for our consumer related product components, increased sales in our server and storage business, and an increase in demand for consumer appliance and air conditioner products. Our HiRel segment contributed revenue growth of 18.3 percent.  The IP segment reported a decrease in revenue of 8.1 percent as a result of the expiration of one of our MOSFET patents and the impact on the prior year period of a one-time intellectual property license transaction of $0.5 million in the three months ended March 29, 2009.

Within our Commercial Segments, all of our segments experienced strong revenue growth for the three months ended March 28, 2010, compared to the prior year comparable period. Our PMD segment reported a revenue increase of 125.2 percent compared to the prior year period due to a recovery in demand for our industrial product components, notebooks and other consumer related product components.  Revenue for our ESP segment was up 47.4 percent from the prior year period due to increased demand for consumer appliance related products and air conditioner related products.  Our AP segment reported revenue growth of 101.3 percent from the prior year period as the result of an increase in demand due to increased production within the automotive industry in both North America and Europe, and the ramp up of new designs.  Revenue from our EP segment was up 188.0 percent from the prior year period as new product designs for notebooks ramped up and the server and storage business experienced a recovery in demand.

Our HiRel segment’s revenue increased 18.3 percent for the three months ended March 28, 2010 compared to the three months ended March 29, 2009, due to increased sales in the space and biomedical business partially offset by lower sales of heavy duty industrial and undersea cable products.

Gross Margin

Our gross margin for our ongoing segments improved by 13.3 percentage points for the three months ended March 28, 2010, compared to the prior year comparable period.  This significant improvement was primarily the result of an increase in capacity utilization in our Commercial Segments on a year over year basis.  The gross margin for our Commercial Segments as a group increased 18.6 percentage points as capacity utilization more than doubled compared to the three months ended March 29, 2009.  A reduction in inventory write-off charges in the current year period compared to the prior year period also contributed to the improvement in the Commercial Segments gross margin.  For our PMD, ESP, AP and EP segments, each experienced an increase in gross margin from the prior year quarter, with the gross margins for PMD, ESP, AP and EP increasing 24.9, 10.0, 23.0 and 30.0 percentage points, respectively.  These improvements in gross margin were driven primarily by improved capacity utilization and lower inventory related charges as discussed above.  In addition, each of the four Commercial Segments experienced small changes in pricing and mix impacting gross margin in the three months ended March 28, 2010 compared to the three months ended March 29, 2009.

During the three months ended March 28, 2010, HiRel gross margin increased 9.1 percentage points compared to the three months ended March 29, 2009.  The improvement in gross margin was primarily driven by a shift in product sales mix toward higher margin products and lower costs from higher factory utilization due to higher revenue during the quarter.  These favorable impacts were partially offset by increased costs associated with the relocation of our manufacturing facility from Santa Clara, California to San Jose, California.

Revenue and Gross Margin for the Nine Months Ended March 28, 2010 Compared to the Nine Months Ended March 29, 2009

The following table summarizes revenue and gross margin by reportable segment for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009.  The amounts in the following table are in thousands:

	Nine Months Ended
	March 28, 2010			March 29, 2009			Change
	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin
Power Management Devices (PMD)	$238,457	$31,556	13.2%	$180,505	$26,771	14.8%	32.1%	(1.6)	ppt
Energy-Savings Products (ESP)	130,213	51,045	39.2	120,830	49,082	40.6	7.8	(1.4)
Automotive Products (AP)	49,159	9,918	20.2	40,521	10,040	24.8	21.3	(4.6)
Enterprise Power (EP)	93,772	39,072	41.7	67,944	25,438	37.4	38.0	4.3
Commercial segments total	511,601	131,591	25.7	409,800	111,331	27.2	24.8	(1.5)
HiRel	112,569	58,563	52.0	110,739	58,007	52.4	1.7	(0.4)
Ongoing customer segments total	624,170	190,154	30.5	520,539	169,338	32.5	19.9	(2.0)
Intellectual Property (IP)	7,331	7,331	100.0	24,925	24,925	100.0	(70.6)	―
Ongoing segments total	631,501	197,485	31.3	545,464	194,263	35.6	15.8	(4.3)
Transition Services	―	—	―	35,398	(2,592)	(7.3)	(100.0)	(7.3)
Consolidated total	$631,501	$197,485	31.3%	$580,862	$191,671	33.0%	8.7%	(1.7)	ppt

Revenue

For the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009, revenue from our ongoing segments increased by $86.0 million, or 15.8 percent while revenue from our ongoing customer segments, increased by $103.6 million, or 19.9 percent.  Our Commercial Segments led the way with year over year revenue growth of 24.8 percent as a result of increased demand for our consumer related product components, increased sales in our server and storage business, and an increase in demand for consumer appliance and air conditioner products.  Our HiRel segment contributed 1.7 percent revenue growth for the current year period.   IP segment revenue decreased $17.6 million, or 70.6 percent, as a result of the non-recurrence of $18.7 million in royalties attributed to a one-time amendment to one of our patent licenses in the prior year period.

Within our Commercial Segments, all of our segments contributed to revenue growth for the nine months ended March 28, 2010 compared to the prior year comparable period.  Our PMD segment reported a revenue increase of 32.1 percent compared to the prior year comparable period due to a significant recovery in demand during the three months ended March 28, 2010 for our industrial product components, notebooks and other consumer related product components.   Revenue for our ESP segment was up 7.8 percent compared to the prior year comparable period due to a recovery in the market demand for our industrial and consumer appliance related products and a market share gain in the Asian air conditioner market. Our AP segment reported revenue growth of 21.3 percent compared to the prior year comparable period as the result of an increase in demand due to increases in production within the automotive industry for both North America and Europe and the ramp up of new designs.  Revenue from our EP segment was up 38.0 percent compared to the prior year comparable period due to a recovery in the server and network demand, and a ramp up in new notebook and server designs.  These EP revenue gains were partially offset by a decline in revenue from our gaming console customers related to a significant prior year period significant last time purchase of products.

Our HiRel segment revenue increased 1.7 percent for the nine months ended March 28, 2010 compared to the nine months ended March 29, 2009 due to strengthening in the space and biomedical market.  These gains were partially offset by a drop in sales of heavy industrial and undersea products.

Gross Margin

Our gross margin for our ongoing segments decreased by 4.3 percentage points for the nine months ended March 28, 2010 compared to the prior year comparable period.  This decrease in our gross margin was the result of a decrease of 1.5 percentage points in the gross margin for our Commercial Segments, a 0.4 percentage point decrease in our HiRel segment gross margin and the significant reduction in our IP revenue which is recorded at 100 percent margin.  The decrease in the gross margin for our Commercial Segments as a group was primarily driven by lower average selling price within the PMD and ESP segments.  These declines were partially offset by lower charges related to factory under utilization and inventory write-offs.  Our EP segment was the exception with gross margin improving by 4.3 percentage points compared to the prior year comparable period as a result of much higher revenue, better factory utilization and lower inventory write-offs.  Our PMD, ESP and AP segments each experienced a decrease in gross margin from the prior year comparable period, with the gross margins for our PMD, ESP and AP segments decreasing 1.6, 1.4, and 4.6 percentage points, respectively. These gross margin declines were driven primarily by lower average selling price, partially offset by an improvement in factory utilization and lower inventory related charges.

Our HiRel segment’s gross margin decreased 0.4 percentage points compared to the prior year comparable period.  This decline in gross margin was primarily driven by an increase in costs associated with the relocation of our manufacturing facility from Santa Clara, California to San Jose, California and inventory write-off charges in the current year period.  These cost increases were partially offset by an improvement in product mix toward higher margin products.

Selling, General and Administrative Expense

(amounts in thousands)	Selling, General and Administrative Expense
	March 28, 2010	% Revenue	March 29, 2009	% Revenue	Change
Three months ended	$43,135	17.8%	$52,704	35.9%	$(9,569)
Nine months ended	124,002	19.6	179,109	30.8	(55,107)

The three month and year-to-date decrease in selling, general and administrative expenses was due primarily to the elimination of the proxy contest and filing costs and the investigation and filing support costs that were incurred in the prior year comparable periods.  The investigation and filing support costs were related to the Audit Committee-led investigation and included legal, audit and consulting fees and costs associated with the investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements.  The proxy filing costs were related to costs incurred in the year ended June 28, 2009, in connection with our delayed 2007 annual meeting and the unsolicited proposal, tender offer, and certain other actions initiated by Vishay, as further discussed in our Annual Report on Form 10-K for the period ending June 28, 2009 filed August 27, 2009.  These costs totaled $1.9 million and $32.7 million for the three and nine months ended March 29, 2009.

Excluding the above mentioned costs, selling, general and administrative expense decreased by $7.7 million to $43.1 million in the three months ended March 28, 2010 as compared to the three months ended March 29, 2009 and decreased by $22.4 million to $124.0 million for the nine months ended March 28, 2010 as compared to the nine months ended December 28, 2008.  These cost decreases were primarily due to lower salary related expenses as a result of our initiatives to reduce headcount and other employee expenses, a reduction in legal expenses and a reduction in other miscellaneous expenses.  Partially offsetting these cost decreases were higher commissions due to the increase in revenue, and for the nine months ended March 28, 2010 larger severance related expenses.

Research and Development Expense

(amounts in thousands)	Research and Development Expense
	March 28, 2010	% Revenue	March 29, 2009	% Revenue	Change
Three months ended	$25,649	10.6%	$22,379	15.3%	$3,270
Nine months ended	72,691	11.5	71,997	12.4	694

 The year-over-year and year-to-date increases of $3.3 million and $0.7 million in Research and Development (“R&D”) expenses were mainly due to higher R&D project expenses and increases in R&D headcount.  These increases were partially offset by increased savings from the planned closure of two R&D facilities in El Segundo, California and Oxted, England during the current year periods (See Note 12, Asset Impairment, Restructuring and Other Charges,” in the Notes to Unaudited Condensed Consolidated Financial Statements).  Despite these actions, we continue to devote significant resources to our R&D activities and we expect to maintain or increase our investment levels in new product development over the near term in order to meet our longer term revenue goals. We concentrate our R&D activities on developing new platform technologies, such as our  Gallium Nitride (“GaN”) technology, as well as our power management ICs and the advancement and diversification of our HEXFET®, power MOSFET™ and insulated gate bipolar transistor (“IGBT”) product lines.

Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of cost reduction programs initiated during fiscal years 2009 and 2008 as well as work force reduction actions undertaken as a result of the termination of the transition services provided to Vishay relating to the Divestiture.  These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

The following table summarizes restructuring charges incurred during the three and nine months ended March 28, 2010, and March 29, 2009 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Reported in asset impairment, restructuring and other charges:
Asset impairment charges	$—	$—	$—	$48,885
Severance and workforce reduction costs	117	6,524	159	6,905
Other charges	—	593	95	774
Total asset impairment, restructuring and other charges	$117	$7,117	$254	$56,564

 In addition to the amounts in the table above, we recorded in cost of sales workforce reduction expense related to retention bonuses of $0.1 million and $0.8 million for the three and the nine months ended March 28, 2010, respectively, and $0.9 million for the prior year comparable periods, relating to the restructuring initiatives.  We also incurred costs to relocate and install equipment of $0.2 million and $2.1 million for the three and nine months ended March 28, 2010, respectively, and $0.6 million and $1.0 million for the prior year comparable periods.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in our restructuring related accruals for the nine months ended March 28, 2010, which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	Research & Development and PCS Divestiture
Accrued severance and workforce reduction costs, June 28, 2009	$359	$3,535	$376
Accrued during the nine months and charged to asset impairment, restructuring and other charges	—	275	—
Accrued during the nine months and charged to other operating expenses	—	821	32
Costs paid during the nine months	(347)	(2)	(244)
Foreign exchange gains	(12)	—	—
Change in provision	—	47	(164)
Accrued severance and workforce reduction costs, March 28, 2010	$—	$4,676	$—

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and nine months ended March 28, 2010, and March 29, 2009 (in thousands):

	Three Months Ended March 28, 2010				Three Months Ended March 29, 2009
	Asset Impairment Charges	Severance and Workforce Reduction Costs (Adjustments)	Other Charges	Total	Asset Impairment Charges	Severance and Workforce Reduction Costs	Other Charges	Total
Newport, Wales	$—	$—	$—	$—	$—	$1,794	$9	$1,803
El Segundo	—	145	—	145	—	3,433	502	3,935
Research & Development Facility	—	(47)	—	(47)	—	—	82	82
PCS Divestiture & Other	—	19	—	19	—	—	1,297	1,297
Total	$—	$117	$—	$117	$—	$5,227	$1,890	$7,117

	Nine Months Ended March 28, 2010				Nine Months Ended March 29, 2009
	Asset Impairment Charges	Severance and Workforce Reduction Costs (Adjustments)	Other Charges	Total	Asset Impairment Charges	Severance and Workforce Reduction Costs	Other Charges	Total
Newport, Wales	$—	$—	$—	$—	$48,885	$1,795	$9	$50,689
El Segundo	—	323	—	323	—	3,433	502	3,935
Research & Development Facility	—	(47)	95	48	—	381	262	643
PCS Divestiture & Other	—	(117)	—	(117)	—	—	1,297	1,297
Total	$—	$159	$95	$254	$48,885	$5,609	$2,070	$56,564

Newport, Wales Fabrication Facility Consolidation Initiative

Subsequent to initiating the plan to consolidate the Newport, Wales manufacturing operations and exiting certain portions of the facility, there was a significant recovery in demand during the latter part of fiscal year 2009.  To service this unforeseen demand, we have reopened much of the space previously designated for closure as part of this initiative.  Based on our current demand outlook, we have postponed this factory consolidation and we do not anticipate completing this factory consolidation until sometime after the end of calendar year 2010.  The total pre-tax cost of the consolidation plan was approximately $52.4 million of which $48.9 million was non-cash charges. These charges consisted of severance and other workforce reduction costs of $1.8 million and asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facilities of $1.7 million.  Through the end of fiscal year 2009, we had recorded $52.0 million of the estimated costs to complete the initiative.  During the first nine months of fiscal year 2010, we recorded $0.5 million of costs related to moving and installing equipment and do not expect to incur any further costs related to this initiative.  These costs were charged to costs of sales.

As a result of the changes to the plan and an increase in the volumes processed at the Newport Fabrication Facility there will be no cost savings realized related to this initiative beginning in the second quarter of fiscal year 2010, and going forward given the current demand.  Estimated cost savings during the first three months of fiscal year 2010 were approximately $0.9 million.  Cash payments for this initiative are estimated to be $0.5 million during fiscal year 2010.

El Segundo, California Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million will be non-cash charges.  These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of the additional costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs will be charged to operating expense. Through the end of fiscal year 2009 the Company had recorded $3.6 million of severance costs and $0.7 million other workforce reduction costs and $2.3 million of other charges for this initiative.  Due to a significant increase in demand, we will need to delay the closure of this facility.  On a quarterly basis, we will evaluate the timing of this facility closure based on the demand outlook and the availability of external capacity.  Based on our current demand outlook, we do not anticipate completing the closure of this factory by the end of the calendar year.

Cash payments for this initiative were approximately $2.4 million during the nine months ended March 28, 2010, and are estimated to be approximately $0.2 million and $2.5 million during the remainder of fiscal year 2010 and thereafter, respectively.  We estimate cost savings from the El Segundo, California fabrication facility closure initiative of approximately $12.1 million per year, beginning, at the earliest, in calendar year 2011.  These costs savings will result in reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these cost savings to be offset by additional costs incurred in other locations.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. Through fiscal year 2009, we had incurred approximately $7.3 million of the estimated costs to complete this initiative.  We estimate that the closure and exiting of these two facilities will be completed by the end of the third quarter of fiscal year 2011.  Restructuring related cash payments were approximately $0.3 million during the first nine months of fiscal year 2010, and are estimated to be $0.1 million and $1.4 million for the remainder of fiscal year 2010, and thereafter, respectively.

This restructuring initiative resulted in cost savings of approximately $1.6 million and $4.9 million in the three and nine months ended March 28, 2010, and is expected to provide cost savings of approximately $7.1 million in fiscal year 2010 and thereafter.  These savings will come from reduced salaries and facility overhead reductions and will impact research and development expense.  We do not anticipate these cost savings to be offset by additional costs incurred at other locations.

Other Income and Expense

Other expense (income) net, which consists primarily of gains and losses from foreign currency fluctuations and investment impairment charges, was $0.3 million and $2.1 million for the three and nine months ended March 28, 2010, respectively, compared to $11.6 million and $36.8 million for the prior year comparable periods.  The decrease in expense is primarily due to a decrease in investment impairment charges from $11.7 million for the three months ended March 29, 2009 to $0.1 million for the three months ended March 28, 2010 and from $37.3 million for the nine months ended March 29, 2009 to $2.1 million for the nine months ended March 28, 2010.  These impairment charges were the result of our determination that certain investment securities, primarily mortgage-backed and asset-backed securities, were other-than-temporarily impaired.  Currency exchange transaction (gains) losses were $1.2 million and $2.4 million in the three and nine months ended March 28, 2010 compared to $(0.1) million and $(0.4) million for the prior year comparable periods, respectively. Partially offsetting impairment charges and foreign currency exchange losses during the three months ended March 28, 2010, was the release of $1.0 million of an indemnification reserve related to the divestiture of the Company’s PCS business in fiscal year 2007 due to the lapsing of statue of limitations for certain tax obligations, and during the nine-month period ended March 28, 2010 we recorded a gain on a put option on one of our strategic equity investments of $1.8 million.

Interest Income and Expense

Interest income was $2.7 million and $9.4 million for the three and nine months ended March 28, 2010, respectively, compared to interest income of $4.4 million and $10.1 million for the prior year comparable periods, respectively.   The decrease in interest income compared to the prior year periods primarily reflects a lower average balance of interest bearing investments for the three and nine months ended March 28, 2010, and therefore lower interest income for these periods.  The effect of higher interest rates in prior year periods was partially offset by higher net realized losses on the sale of securities during those periods.

Interest expense was $0.1 million and $0.4 million for the three and nine months ended March 28, 2010, respectively, compared to $0.3 million and $1.7 million for the prior year comparable periods, respectively.

Income Taxes

The effective tax rate related to continuing operations was a benefit of 106.4 percent and 1.4 percent for the three months ended March 28, 2010 and March 29, 2009, respectively and a benefit of 1138.2 percent and an expense of  (59.0) percent for the nine months ended March 28, 2010 and March 29, 2009, respectively. For the three months ended March 28, 2010, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent, as a result of the release of contingent liabilities related to uncertain tax positions, tax return to provision reconciliation and prior period adjustments.  These benefits to the tax rate were partially offset by the reduction in unrealized gain which benefitted the tax provision in the prior quarter and an increase in specific uncertain tax position reserves. For the three months ended March 29, 2009, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent as a result of the realization of a year-to-date refund benefit arising from a loss carryback and the revision of estimates arising from the filing of tax returns for several fiscal years.  These benefits to the tax rate were partially offset by valuation allowances recorded on deferred tax assets, impairment of certain securities, and the non deferral of income from certain foreign jurisdictions. The effective tax rate will continue to be volatile due to losses that will not benefit our tax expense in the U.S. and U.K and our geographic mix of income which results in profit in certain foreign jurisdictions with a resulting tax payable.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, which include capital expenditures, research and development costs and restructuring costs, and funds to repurchase our common stock under our stock repurchase program and any potential acquisitions.  Our primary sources for funding these requirements are cash and investments on hand and, historically, cash from operations.  While we currently have no outstanding long-term debt or credit facilities, we may need to borrow additional funds if we are unable to generate sufficient cash from operations to meet our capital requirements.  As such, we may evaluate, from time to time, opportunities to sell debt securities or obtain credit facilities to provide additional liquidity.

As of March 28, 2010, we had $552.0 million of cash (excluding $3.4 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of approximately $48.5 million from June 28, 2009.  The decrease in our cash and investments was the result of the use of cash in operations of $5.6 million, equipment expenditures of $38.4 million, repurchases of common stock of approximately $16.4 million and other-than-temporary impairments of investment securities of $0.9 million.  These decreases were partially offset by proceeds from the exercise of stock options.  Operating cash outflow for the first nine months of fiscal year 2010 of $5.6 million was primarily the result of the increase in operating working capital due to the increases in accounts receivable and inventories and the reduction in other accrued expense as a result of the payment in October, 2009 of $45.0 million into an escrow account as part of the agreement in principle to settle the pending securities class action lawsuit which was discussed in Note 17, “Litigation” in the Notes to Unaudited Condensed Consolidated Financial Statements.  These cash outflows were partially offset by an increase in net income for the nine months ended March 28, 2010.

Included in our long-term investments are mortgaged-backed and asset-backed securities with a fair market value of $26.7 million (4.8 percent of cash and cash equivalents, short-term and long-term investments) as of March 28, 2010 (see Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk” for discussions about our investment strategy.).

The markets for mortgage-backed and asset-backed securities have been severely impacted by the subprime mortgage and other ensuing credit crises.  We have steadily reduced our positions in these securities to a balance of $26.7 million, at fair value, as of March 28, 2010.  As we did not have the intent to hold these securities until maturity, we recorded charges of $0.9 million and $37.2 million during the first nine months of fiscal year 2010 and 2009, respectively, for other-than-temporary impairments to reduce the carrying value of these securities to their fair value.

Total cash, cash equivalents, and investments were as follows (in thousands):

	As of
	March 28, 2010	June 28, 2009
Cash and cash equivalents	$189,056	$365,761
Long-term and short-term investments	362,965	234,755
Total cash, cash equivalents, and investments	$552,021	$600,516

Our outlook for the fourth quarter of fiscal 2010 is that our operating cash flow will be a net inflow for the quarter. We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund any possible future operating losses, capital expenditures which we project to be between $22.0 million to $25.0 million, including capital expenditures for the new ERP system implementation, during the fourth quarter of fiscal year 2010, the repurchase of stock, if any, for our stock repurchase program, and general growth in the business, including working capital requirements and potential acquisitions.

Cash Flow

Our cash flows were as follows (in thousands):

	Nine Months Ended
	March 28, 2010	March 29, 2009
Cash flows used in operating activities	$(5,647)	$(32,327)
Cash flows (used in) provided by investing activities	(158,102)	101,111
Cash flows used in by financing activities	(11,911)	(11,046)
Effect of exchange rate changes	(1,045)	(4,707)
Net (decrease) increase in cash and cash equivalents	$(176,705)	$53,031

Non-cash adjustments to cash flow used in operations during the nine months ended March 28, 2010 included $52.0 million of depreciation and amortization, $4.6 million from the change in the inventory valuation provision, $8.2 million of stock compensation expense, and $2.1 million for impairment of long-term investments. Changes in operating assets and liabilities reduced operating cash flow by $109.6 million.

Cash used in investing activities during the nine months ended March 28, 2010 was the result of purchases of investments for $310.7 million and capital expenditures of $38.4 million which were partially offset by proceeds from the sale or maturities of investments of $185.9 million.

Cash used in financing activities during the nine months ended March 28, 2010 of $11.9 million was the result of the purchase of treasury stock, partially offset by proceeds from the exercise of stock options.

Working Capital

Our working capital is dependent on customer demand for our products and our ability to manage accounts receivable and inventory.  Other factors which may result in changes to our working capital levels are restructuring initiatives, investment impairments and share repurchases.   Our working capital at March 28, 2010 was $671.0 million.

The changes in working capital for the nine months ended March 28, 2010 were as follows (in millions):

	March 28,	June 28,
	2010	2009	Change
Current Assets
Cash and cash equivalents	$189.1	$365.8	$(176.7)
Restricted cash	3.4	3.9	(0.5)
Short-term investments	309.4	113.2	196.2
Trade accounts receivable, net	147.4	97.6	49.8
Inventories	166.6	151.1	15.5
Current deferred tax assets	1.2	1.2	—
Prepaid expenses and other receivables	53.2	28.6	24.6
Total current assets	$870.3	$761.4	$108.9

Current Liabilities
Accounts payable	$83.6	$62.6	$21.0
Accrued income taxes	8.5	6.8	1.7
Accrued salaries, wages and commissions	26.9	22.3	4.6
Current deferred tax liabilities	3.1	2.8	0.3
Other accrued expenses	77.2	114.0	(36.8)
Total current liabilities	199.3	208.5	(9.2)
Net working capital	$671.0	$552.9	$118.1

 The decrease in cash and cash equivalents of $176.7 million was primarily the result of the purchase of short-term investments with excess cash balances and the corresponding increase in short-term investments of $196.2 million was the result of the investment of excess cash balances in short-term investments as well as the impact of rebalancing our investment portfolio during the first quarter to improve the liquidity of our investments.

The increase in net trade accounts receivable of $49.8 million reflects our increase in revenue during the first nine months of fiscal year 2010.

The increase in inventories of $15.5 million during the first nine months of fiscal year 2010 compared to the fiscal year 2009 year end balance was the result of an increase in raw material and work-in-process inventories with finished goods inventory essentially flat to the fiscal year 2009 year end balances.

The increase in prepaid expenses and other receivables is attributable primarily to the recording of receivables for income tax refunds of approximately $10.6 million during the third quarter and $23.6 million during the second quarter.  Approximately $18.7 million of the receivable recorded during the second quarter was collected during the third quarter of fiscal year 2010 (See Note 14, “Income Taxes,” in Notes to Unaudited Condensed Consolidated Financial Statements).  The remainder of the increase in prepaid expenses and other receivables is due to an increase in prepaid worker’s compensation insurance.

The increase in accounts payable of $21.0 million reflects the increase in the raw materials inventories and purchases from subcontractors as well as other manufacturing related expense.  In addition, we had $38.4 million of capital expenditures during the first nine months of fiscal 2010 which also contributed to the increase in accounts payable.

The decrease in other accrued expenses reflects the payment of $45.0 million to the escrow agent for the settlement of a securities class action lawsuit entered into on July 29, 2009.  This decrease was partially offset by increases in certain revenue reserves and deferred revenue as a result of the increase in revenue for the nine months ended March 28, 2010 compared to the last nine months of fiscal year 2009.

Other

In connection with certain tax matters described in Note 14, “Income Taxes,” in the Notes to Unaudited Condensed Consolidated Financial Statements, we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $3.2 million is more likely than not and as such, we have not recognized them as income tax benefits in our financial statements. We have received in the quarter subsequent to the reporting period a refund of approximately $10.6 million. During the third quarter of fiscal year 2010, we received notice which cancelled the notice of assessment from the Singapore tax authority in the third quarter fiscal year 2009.  This assessment was due to the late filing of our Singapore subsidiary’s fiscal year 2007 income tax return.  The assessment of approximately $15.6 million was based upon our transfer pricing methodology prior to fiscal year 2007.  As a result of the notice received in this reporting period, the Singapore tax authority will not seek collection on the $15.6 million related to this assessment.

During fiscal 2009, we filed amended U.S. federal income tax returns and we claimed a refund.  We estimate the refund will be $23.6 million.  We have received $18.7 million during the reporting period, and an additional $0.2 million in the subsequent quarter as of the filing date.

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

In addition to the operating lease obligations and purchase commitments discussed in the 2009 Annual Report, we entered into a lease agreement at the beginning of the third quarter for a manufacturing facility in San Jose, California, with annual rents of approximately $0.3 million for five years.  We do not have any other material off-balance sheet arrangements as of March 28, 2010.

Recent Accounting Pronouncements

Information set forth under Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Out-of-Period Adjustments

Included in the results for the three and nine months ended March 28, 2010, are corrections of prior period errors, some of which increased and some of which decreased net loss. Based on our current and historical financial condition and results of operations, management has determined that these corrections are immaterial both individually and in the aggregate to the financial statements in each applicable prior period and the current periods to date.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

            Our exposure to interest rate risk is primarily through our investment portfolio.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term debt securities generally will be compared to yields on money market instruments such as U.S. Commercial Paper programs, LIBOR or U.S. Treasury Bills.  Investments in long-term debt securities will be generally compared to yields on comparable maturity U.S. Treasury obligations, investment grade corporate instruments with an equivalent credit rating or an aggregate benchmark index.  Based on our investment portfolio and interest rates at March 28, 2010, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $2.7 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other than temporary.

Foreign Currency Exchange Rates

We hedge the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, and currency forward contracts or currency swaps.  Exchange gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in negligible net exposure.

A significant amount of our revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, we have currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, we have a sales office and a semiconductor wafer fabrication facility with revenues denominated primarily in U.S. Dollars and Euros and expenses in British Pounds Sterling.  To protect against exposure to currency exchange rate fluctuations, we may utilize cash flow and balance sheet translation risk hedging programs.  Currency forward contract hedges have generally been utilized in these risk management programs.  Our hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

In October 2004, our Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars.  The transaction commencement date was March, 2005 and the termination date is April, 2011.  Each month, we exchange JPY 9,540,000 for $100,000.  When the applicable currency exchange rate is less than or equal to 95.40, we exchange JPY 18,984,600 for $199,000.

For our balance sheet translation risk hedge program, we had approximately $51.6 million and $56.9 million in notional amounts of forward contracts not designated as accounting hedges, at March 28, 2010 and March 29, 2009, respectively. Net realized and unrealized foreign-currency gains (losses) related to these contracts recognized in earnings, as a component of other expense, were $(0.7) million and $0.1 million and $(1.5) million and $0.4 million for the three and the nine months ended March 28, 2010 and March 29, 2009, respectively.

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

At March 28, 2010, we had $552.0 million of total cash, cash equivalents and investments, excluding restricted cash, consisting of available-for-sale fixed income securities.  We manage our total portfolio to encompass a diversified pool of investment-grade securities.  The average credit rating of our investment portfolio is A3/A-.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns.  To the extent that our portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the nine months ended March 28, 2010, the fair values of certain of our investments declined and we recognized $0.9 million in other-than-temporary impairment relating to certain available-for-sale securities.  See Part I, Item 1A, “Risk Factors—Our investments in certain securities expose us to market risks”, set forth in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 28, 2010.  Based on our evaluation and the identification of the material weaknesses in our internal control over financial reporting, our CEO and CFO concluded that, as of March 28, 2010, our disclosure controls and procedures were not effective.

Management has identified four control deficiencies that constituted individually or in the aggregate material weaknesses in our internal control over financial reporting as of March 28, 2010.  With regard to these material weaknesses; we have implemented many of the measures described below in the Plans for Remediation of Material Weaknesses and we have made substantial progress on the development and implementation of remediation plans to address the material weaknesses identified.   As a result of our substantial progress in our remediation measures, we believe the material weaknesses identified below related to our period end financial reporting process, cash flows and accounting for income taxes will be remediated by the end of fiscal year 2010, subject to audit.  We also continue to make substantial progress in mitigating the material weakness related to IT general controls.

 The following are the control deficiencies identified by management that constituted individually or in the aggregate the material weaknesses in our internal control over financial reporting as of March 28, 2010:

1.           We did not maintain an effective IT general control environment.  Specifically, we did not maintain effective controls over the restriction of access to incompatible functions within certain business system applications, giving rise to the opportunity to record or process transactions inconsistent with the user’s roles and responsibilities. Additionally, we did not maintain effective controls to monitor system developers access to make modifications to source code and data in certain business applications.

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

Changes in Internal Control Over Financial Reporting

During the third quarter of fiscal year 2010 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plans for Remediation of Material Weaknesses

We have engaged in and are continuing to engage in substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to the preparation of our financial statements and disclosures.  We have begun the implementation of some of the measures described below and are in the process of developing and implementing remediation plans to address our material weaknesses.  Our remediation plans include many actions that are in various stages of completion and designed to strengthen our internal control over financial reporting.  They include the following:

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

Cash Flows—Beginning in the fourth quarter of the fiscal year 2009, we transitioned the preparation of the statement of cash flows internally to newly hired personnel with the appropriate accounting knowledge rather than  relying on outside consultants. During the transition, we were able to identify the issues and accurately reflect the proper reporting of the consolidated statement cash flows.  We will continue to enhance procedures and controls which include improved training and review processes to ensure proper preparation, review, presentation and disclosure of amounts included in our consolidated statement of cash flows.

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

ITEM 1A.  RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

 This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 28, 2009, as supplemented by the factors set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2009, as supplemented by the factors set forth below, and other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated herein by reference).

Natural disasters, whether in the United States or internationally, may adversely affect the markets in which our common stock trades, the markets in which we operate, our ability to achieve or grow revenue and our profitability.

Natural disasters, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate, our ability to achieve revenue and our profitability. Additionally, such events could delay or result in cancellation of domestic and international sales, disrupt our supply chains, and impair our ability to produce and deliver our products timely if at all. Such events could affect physical facilities, including without limitation, the facilities where we or our contractors or vendors produce materials and products (whether finished goods or raw materials and process chemicals and gases).  Such events could also make transportation of our supplies and products more difficult or cost prohibitive.  Additionally, to the extent we may not be able to satisfy contractual obligations, we may be subject to potential claims.  Due to the broad and uncertain effects that natural events could have on our company, we cannot provide an estimate of how these activities might adversely affect our future results; however, the effects could be material.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)            None

(b)            None

(c)            Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended March 28, 2010 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
December 28, 2009 to January 24, 2010	—	$ —	—	$71,425,286
January 25, 2010 to February 21, 2010	574,860	$19.42	574,860	$60,259,332
February 22, 2010 to March 28, 2010	12,784	$19.97	12,784	$60,004,000

(1)	On October 27, 2008, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100.0 million. This plan may be suspended at anytime without prior notice.

 ITEM 5.    OTHER INFORMATION

(a)            None

ITEM 6.  EXHIBITS
Index:
3.1
Certificate of Incorporation, as amended through July 19, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2006; Registration No. 333-117489)

3.2
Amendment to Certificate of Incorporation, dated November 13, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 27, 2009, filed with the Commission on February 3, 2010)

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

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: April 30, 2010	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)