Form 10-K
period 2010-06-27
INTERNATIONAL RECTIFIER CORP /DE/
filed 2010-08-26
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7935

INTERNATIONAL RECTIFIER CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-1528961 (IRS Employer Identification No.)

101 N. Sepulveda Blvd
El Segundo, CA 90245
(Address of Principal Executive Offices)(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrants submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock, par value $1.00 per share, held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,546,675,079 (computed using the closing price of a share of Common Stock on December 27, 2009, reported by the New York Stock Exchange).

             There were 70,324,512 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 16, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 27, 2010, are incorporated by reference into Part III hereof.

Note Regarding Forward-Looking Statements

We have made statements in this Annual Report on Form 10-K which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to expectations concerning matters that (a) are not historical facts, (b) predict or forecast future events or results, or (c) embody assumptions that may prove to have been inaccurate.  These forward-looking statements involve risks, uncertainties and assumptions.  When we use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “should,” or similar expressions, we are making forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give readers any assurance that such expectations will prove correct.  The actual results may differ materially from those anticipated in the forward-looking statements as a result of numerous factors, many of which are beyond our control.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the factors discussed in Part I, Item 1A, “Risk Factors” and “Critical Accounting Policies and Estimates” within Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements attributable to us are expressly qualified in their entirety by the factors that may cause actual results to differ materially from anticipated results.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our opinion only as of the date hereof.  We undertake no duty or obligation to revise these forward-looking statements.  Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

International Rectifier Corporation (“we,” “us,” “IR” or the “Company”) designs, manufactures and markets power management semiconductors.  Power management semiconductors address the core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features on electronic devices and prolonging battery life.

With the demand for energy usage increasing worldwide, governments and consumers alike are striving to conserve energy and demand more efficient uses of power in all types of electronic products including computers, appliances, military aircraft, and hybrid cars. According to iSuppli Corporation (“iSuppli”), a semiconductor industry market research company, the market for power management semiconductors for calendar year 2010 is about $30.0 billion, primarily in power switching transistors including power MOSFETS and IGBTs and ICs.

The information technology, industrial, computing, consumer, high reliability and automobile industries use power management semiconductors to promote energy efficiency and improve performance metrics.  Power management semiconductors enable energy savings by delivering the power tailored for a particular electrical device, rather than delivering a constant stream of power.

Our products include  power metal oxide semiconductor field effect transistors (“MOSFETs”), high voltage analog and mixed signal integrated circuits (“HVICs”), low voltage analog and mixed signal integrated circuits (“LVICs”), digital integrated circuits (“ICs”), radiation-resistant (“RAD-Hard™”) power MOSFETs, insulated gate bipolar transistors (“IGBTs”), high reliability DC-DC converters and automotive product packages.

Our semiconductors are used in a wide variety of applications, such as:

Automotive	Networking
Industrial Motors	Display
Consumer Electronics	Servers
Personal Computers	Game Stations
Household Appliances	High Reliability
Telecommunications

Business Strategy

We have historically focused on energy efficiency by improving the technology and design of our power management products and have significantly expanded our product offerings over the years.  Our mission is to provide solutions to our customers that will improve the energy-efficiency of their products and thereby help reduce global energy consumption.  To achieve this mission, our business strategy is focused on the following key elements:

•
Providing power management solutions tailored to target market segment applications and customers’ needs.   Our business is divided into six reporting segments; Power Management Devices, Energy-Savings Products, Automotive Products, Enterprise Power, HiRel, and Intellectual Property that we call our “ongoing segments”.  With the exclusion of our IP segment, our ongoing segments are organized around the end markets and customers that they target and serve. We call these segments (excluding our IP segment) our “ongoing customer segments”, and consist of the following:

–
Power Management Devices (“PMD”) –  Our PMD segment provides high performance power MOSFETs with the lowest RDS(on) and widest range of packages up to 250V within the power management semiconductor industry for a range of applications including industrial, power supply, consumer products and data processing applications.  Key products used by our PMD segment include, Trench HEXFET®MOSFETs, Discrete HEXFET®MOSFETs, Dual HEXFET®MOSFETs, and FETKYs®.

–
Energy-Savings Products (“ESP”) – Our ESP segment provides integrated design platforms that enable our customers to add energy-conserving features to help achieve lower operating energy and manufacturing costs.  Our integrated design platforms incorporate our silicon packaging technology to help improve system performance.  The ESP segment’s primary market applications are focused on motor drives, inverters, welding machines, induction heating, lighting, audio amplifiers, television displays and appliances.  The ESP segment’s key products include our analog HVICs and IGBT platforms, digital control ICs and IRAM integrated power modules. The ESP segment’s iMotion platform targets the growing trend towards variable speed motors in the appliance market.

–
Automotive Products (“AP”) –  Our AP segment provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle applications.  Our automotive expertise includes supplying products for various automotive applications including AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection for diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems for micro, mid, full and plug-in hybrids for electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient (“PTC”) heaters, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning (“HVAC”) and rear wipers.  Our automotive product designs are used in application-specific solutions (application-specific integrated circuits (“ASICs”) and application-specific standard parts (“ASSPs”)) and generic high volume products for multiple original equipment manufacturer (“OEM”) platform usage.

–
Enterprise Power (“EP”) – Our EP segment is focused on data center applications (such as servers, storage, routers and switches), notebooks, graphics cards, gaming consoles and other computing and consumer applications.  The large and growing server market has placed an emphasis and premium on power efficiency.  We see this trend increasing in other EP segment target applications.  We offer a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance.  These products include our DirectFET® discrete products, power monitoring products, multiphase controllers, SupIRBuckTM voltage regulators and IPOWER® and GaNpowIR® power stages.

–
HiRel –  Our HiRel segment provides high-reliability power components and sub-assemblies designed to address power management requirements in mission critical applications including satellites, launch vehicles, aircraft, ships, submarines, and other defense and high-reliability applications such as heavy duty industrial and biomedical applications.  Our HiRel segment has a legacy of more than thirty years of experience in this market segment, has developed strategic relationships with major system integrators worldwide and has developed the knowledge, technology and processes required to meet the requirements of customers in the high-reliability markets.  Key products of the HiRel segment include RadHard® Discretes, Power Management Modules and DC-DC Converters.

•	Establishing leadership in core power management technologies. We attempt to establish industry leadership in core technologies and expertise related to the solutions we offer, as follows:

–
Proprietary process technology - Our manufacturing efforts are heavily focused on proprietary processes that support our power management products.  As products decrease in size and increase in functionality, our wafer fabrication facilities must be able to manufacture power management solutions with sub-micron pattern widths. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in integrated circuits.

–
Packaging technology -  Innovative packaging technology can help to address growth opportunities within our business segments by helping our products to deliver better efficiency, performance and the various physical sizes required by our customers.  We have developed a number of proprietary packaging technologies to support our broad portfolio of power management semiconductors.  Our DirectFET2® package for automotive applications is an example of the use of our packaging technology adapted to a specific industry application.  This package provides the low die free package resistance, low top-side thermal impedance and low package inductance with no leadframe, no wire bonds or molding.

–
Application expertise - With the world continuing its focus on energy conservation, we develop technologies that advance the state of the art in energy-efficiency for power management semiconductors.  Our technologies help address the following: thermal management, which is the management of the heat load within an application; high frequency, which is the challenge in our customer’s applications of placing components closer together that use less energy; high voltage, which is the challenge of moving a high amount of energy within an application; and cost reduction, which is the challenge of combining elements in smaller and smaller chips and smaller power management architecture at a lower cost.  We believe our products and technologies are competitive in these areas in the relevant market segments in which we compete.

–
Design engineering capabilities -  Our power management semiconductors provide valuable solutions to our customers.  Our solutions solve specific design problems in energy efficient applications ranging from feature-rich consumer devices to space constrained applications such as in computing or in IT systems.  This is demonstrated by our development of the SuplRBuckTM integrated voltage regulator for Point-of-Load (“POL”) applications in conventional technologies and the development of Gallium Nitride (“GaN”) technology in emerging technologies.

•
The building of an efficient and flexible manufacturing and supply chain. Our strategy is to build our products using a combination of internal factories and contract manufacturers, whether for wafer fabrication or assembly. We use our internal factories primarily to manufacture our new products and products where we utilize proprietary technologies.  We also use external contract manufacturers to supplement our internal capacity and to respond to changes in demand for wafer fabrication and back-end assembly, and to manufacture certain of our older technology products.  As part of our plan to use external contract manufacturers to more efficiently manage changes in demand, during fiscal year 2010 we added additional capacity to our existing contract wafer fabrication capacity.  We plan to add additional contract assembly capacity with the goal of achieving at least 30 percent of our wafer fabrication and 60 percent of our assembly through contract manufacturers.  During our 2009 fiscal year, we initiated plans to consolidate and close certain of our wafer fabrication facilities in Newport, Wales and El Segundo, California.  However, due to the significant increase in demand, those facilities closed as part of the consolidation plan for Newport, Wales have been reopened and the closure of the El Segundo, California facility has been delayed.   (See Note 8, “Asset Impairment, Restructuring and Other Charges” in Part II, Item 8).

•
Strategic relationships with Tier One OEMs, ODMs, and Distributors.  We try to establish relations with industry leaders and distributors in each of our target markets in order to be able to deliver advanced solutions to our customers.  As part of our strategy, we bring to our customers an experienced technical sales team that is recognized for its ability to assist customers in providing power management solutions for the customers’ longer-term technology and product requirements.  These technical sales teams are comprised of account managers and field application engineers.  These teams interface with our customers and work closely with their designers to integrate our products into theirs to create greater energy efficiency.  To better understand and respond to our customers’ longer-term needs, our technical sales teams often directly communicate information from customers to the respective marketing and design center teams who address their evolving technological needs.

Products and Technology

The following table summarizes the types of products and end-market applications for our ongoing customer segments:

	Power Management Devices	Energy-Saving Products	Automotive Products	Enterprise Power	HiRel
Revenues by Fiscal year
2010	$345.6 million	$185.4 million	$72.9 million	$128.7 million	$153.2 million
2009	$233.7 million	$151.1 million	$54.1 million	$87.5 million	$148.3 million
2008	$329.9 million	$166.3 million	$85.3 million	$160.4 million	$152.9 million
Primary product function	Power conversion and management with the lowest RDS(on) and widest range of packages up to 250V for a diverse range of applications.	Integrated design platforms that enable customers to add energy-conserving features that help achieve lower operating energy costs and manufacturing bill of material costs.
Provide high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.
				Optimized power management system solutions that deliver power density, efficiency and performance in enterprise power.	Discrete components, complex hybrid power module assemblies and rugged DC-DC converters utilize leading-edge power technology which, together with demanding environmental specifications.
Type of products	Trench HEXFET® MOSFETs, discrete HEXFET® MOSFETs, dual HEXFET® MOSFETs, FETKY®, hybrid HEXFET® MOSFETs, High Voltage DirectFET®s	High voltage ICs, Digital control ICs, IRAM integrated power modules, IGBTs,	HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs	Low voltage ICs, DirectFET®s, SupIRBuck™, XPhase® , iPOWIR® and GaNpowIR® integrated Power Stages, Low-Voltage DirectFET® Power MOSFETs	RAD-Hard™ MOSFETs, RAD-Hard™ ICs, power modules/hybrid solutions, motor controls, DC-DC converters
End applications	Power supply, data processing, and industrial and commercial battery-powered	Motor control appliances, industrial automation, lighting and display, audio video,
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

Major original equipment manufacturers	Delta, Flextronics, Samsung, Emerson, and Schneider MFG	Samsung, LG, Kimball, Midea, Delta, and Diehl	Delphi, Nagares, Continental Auto, Bosch, TRW, Honda, and Alcoa	HP, Apple, IBM, Cisco, Intel, Microsoft, and Alcatel	Lockheed Martin, Raytheon, GE, TYCO, Boston Scientific, Space System Loral, L-3 Communications, BAE, Boeing, Honeywell, Astrium and Northrop- Grumman

During the fourth quarter of fiscal year 2010, we realigned the reporting for certain products within our reportable segments.  This realignment was primarily between our PMD segment and AP segment with revenue and gross margin for certain products previously reported under our PMD segment now being reported in our AP segment.  These changes resulted in an increase in revenue for our AP segment for fiscal years 2009 and 2008 of $1.2 million and $0.1 million, respectively, and a corresponding decrease in revenue for our PMD segment.  Prior periods have been adjusted to reflect this realignment, and this realignment is reflected in the above table.

Not included within our ongoing customer segments or the above table are our Transition Services (“TS”) and Intellectual Property (“IP”) segments, which are comprised primarily of transition services provided to Vishay Intertechnology, Inc. (“Vishay”) related to our April 2007 divestiture of our Power Control Systems business (“PCS Business”) (the “Divestiture”) and royalties from patent licensing and technology claim settlements, respectively.  The IP segment reported $9.4 million of revenue from license sales for fiscal year 2010 and the TS segment did not report any revenue during fiscal year 2010 as a result of the termination of the relevant transition services agreements with Vishay.  For additional financial information concerning our segments, see Part II, Item 7, “Management’s Discussion and Analysis—Revenues and Gross Margin.”

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

Our strategy is to build our products using a combination of internal factories and external contract manufacturers for wafer fabrication and product assembly. We use our internal factories to manufacture primarily our new products and products where we utilize proprietary technologies.  We also manufacture certain high volume products at our factories since we are able to achieve relatively high equipment utilization and competitive product costs.  We use external foundries and contract manufacturers in wafer fabrication and assembly for additional capacity and to manufacture certain of our older technology products. We plan to add additional contract assembly capacity with the goal of achieving at least 30 percent of our wafer fabrication and 60 percent of our assembly through contract manufacturers.  On industry standard products, our external contract manufacturers are able to provide competitive costs through their economies of scale that they achieve from spreading their capacity across many customers.

The table below provides information about our manufacturing facilities and products:

Facility and Approximate Size	Products
Fabrication Facilities
Temecula, California, 500,000 sq. ft.	Wafer fabrication of HEXFET® power MOSFETs, IGBTs, FREDS, IC’s, Radiation Hardened HEXFET ® power MOSFETs, High Reliability products
El Segundo, California, 301,588 sq. ft. (includes Corporate Offices)	Radiation Hardened HEXFET® power MOSFETs, High Reliability products
Mesa, Arizona, 35,000 sq. ft.	Epitaxial Silicon film deposition wafer production for HEXFET ®, power MOSFETs, IGBTs and IC products
Newport, South Wales, U.K. 212,000 sq. ft.	Analog ICs, power MOSFETs, FREDS, IGBTs, and wafers
St. Paul, Minnesota, 10,000 sq. ft.	Epitaxial wafer production for Power Semiconductor Devices
Assembly Facilities
Leominster, Massachusetts, 68,000 sq. ft.
For the High Reliability market: packages, power MOSFETs, IGBTs, Rectifiers & Shottkys, Linear and Switching Voltage Regulators,  Operational Amplifiers, Rad Hard/Rad Tolerant devices for HiRel applications, Integrated Power & Control Modules, Motor Control Modules

San Jose, California, 34,282 sq. ft.	High Reliability DC/DC converters
Tijuana B.C., Mexico, 190,000 sq. ft.	HEXFET®, power MOSFETs, KGD, IGBT, DirectFET

We have also engaged third party contract manufacturers for wafer fabrication outside of the United States and third party contract manufacturers to assemble power MOSFETs and other products in facilities outside of the United States.

We initiated actions to consolidate certain of our manufacturing operations during our 2009 fiscal year.  Those actions included the decision to consolidate our Newport, Wales wafer fabrication facilities and to close our El Segundo, California wafer fabrication facility.  Due to significant increases in demand, we reopened the portion of our fabrication facility in Newport, Wales which was closed in the consolidation and we delayed the closure of our El Segundo, California wafer fabrication facility.  Closure of these facilities will not be re-initiated until, at the earliest, the second half of fiscal year 2011.

Marketing, Sales and Distribution

For the fiscal year ended June 27, 2010, we derived 53.2 percent, 38.5 percent and 6.5 percent of our net sales from distributors, original equipment manufactures (“OEM”), and contract manufacturers, respectively.  Our sales organization consists of in-house sales employees, external sales representatives, in-house field application, manufacturing and quality engineers and includes regional sales organizations in Europe, Asia/Pacific, Japan and the Americas.  Our regional sales organizations are supported by the marketing groups within each of our reportable segments which coordinate the marketing activities for their respective products.  Our regional sales organizations are also supported by logistics organizations which manage owned warehouses as well as relationships with third party delivery hubs. Product orders flow to our manufacturing facilities or contract manufactures, which make the products.  The products are then shipped through owned warehouses or third-party delivery hubs to the customer.

The primary function of our sales organization is to identify energy-efficient opportunities within our key customer applications, assist our customers in designing our products into their applications, and providing longer-term solutions based on our customers’ technology and product requirements.  In many circumstances, we sell our products to the contract manufacturer of the OEM.

The goal of our marketing organization is to consolidate specific inputs from our customers and competition with the information gathered from our internal research and development (“R&D”), in order to develop enhanced solutions that can address our customers’ requirements.  Our marketing activities include identifying the existing products that may be incorporated into our customers’ products more effectively, as well as driving the determination that new solutions should be designed in order to exceed the capabilities of the products currently on the market.

We also leverage our distribution partners’ larger sales force, account network, inventory programs and logistics services to provide our customers with additional distribution and order fulfillment options.  A significant portion of our sales to distributors are under agreements which include standard stock rotation provisions, price protection or ship and debit rights.

For financial information about the results for our geographic areas for each of the last three fiscal years, refer to Part II, Item 8, Note 9, “Segment Information” of Notes to Consolidated Financial Statements. For the risks attendant to our foreign operations, see Part I, Item 1A, “Risk Factors—Our international operations expose us to material risks.”

Customers

Our devices are incorporated in subsystems and end products manufactured by other companies.  Our customers include OEMs, distributors and contract manufacturers.  The majority of our products in our ongoing customer segments, including those in the PMD, ESP, HR, EP and AP segments, are sold directly to OEM customers or distributors.  During the fiscal year ended June 27, 2010, sales to two of our distribution customers were approximately 13.2 and 11.2 percent, respectively, of consolidated revenues.  No single customer accounted for more than ten percent of our consolidated revenue for the fiscal years ended June 28, 2009, and June 29, 2008.

Our major distributors, based on revenue, included Arrow Electronics, Avnet, Future Electronics, Weikeng, WT Micro and Zenitron for the fiscal year ended June 27, 2010.  Our major contract manufacturers included Celestica, Kimball Flextronics, Jabil, Sanmina-SCI and Solectron for the fiscal year ended June 27, 2010.  Our major OEMs by revenue for our ongoing product segments for the fiscal year ended June 27, 2010 are as follows:

Segment:	Customers
Power Management Devices	Delta, Samsung, Flextronics, Emerson, and Schneider MFG
Energy-Saving Products	Samsung, LG, Kimball, Midea, Delta, and Diehl
Automotive Products	Delphi, Nagares, Continental Auto, Bosch, TRW, Honda, and Alcoa
Enterprise Power	HP, Apple, IBM, Cisco, Intel, Microsoft, and Alcatel
HiRel	Lockheed Martin, Raytheon, GE, TYCO, Boston Scientific, Space System Loral, L-3 Communications, BAE, Boeing, Honeywell, Astrium and Northrop- Grumman

For financial information about geographic areas, please see Part II, Item 8, Note 9, “Segment Information.”

Competition

We believe that our comprehensive line of power management products and our ability to combine these products into compact, cost-effective packages and system-level solutions differentiates us from our competition.  Our products compete with products manufactured by others, in varying degrees, on the basis of enabling capability, performance, reliability, quality, price, and service (including technical advice and support).

Generally, the semiconductor industry is highly competitive, and subject to rapid price changes, cyclical demand and product design changes.  We face significant competition in each of our product lines from well established international semiconductor companies.  Several of our competitors are larger companies with greater financial resources with which to pursue design, manufacturing, marketing and distribution of their products.

Our major competitors for fiscal year ended June 27, 2010 were as follows:

Segment:	Competitors (alphabetical)
Power Management Devices	Fairchild, Infineon, ON Semiconductor, STMicroelectronics and Vishay
Energy-Saving Products	Fairchild, Infineon, IXYS, Mitsubishi, NXP, Renesas, STMicroelectronics and Toshiba
Automotive Products	Fairchild, Infineon, NXP, STMicroelctronics, and Vishay
Enterprise Power	Infineon, Intersil, Maxim, ON Semiconductor, Texas Instruments, and Volterra
HiRel	Aeroflex, Interpoint, Microsemi and VPT

Research and Development

For fiscal years 2010, 2009 and 2008, we spent $99.3 million (11.1 percent of revenue), $98.2 million (13.3 percent of revenue), and $105.8 million (10.7 percent of revenue), respectively, on R&D activities.  Our R&D program focuses on power management ICs and power conversion functional components such as the advancement and diversification of our power MOSFET and IGBT switch product lines, as well as iPOWIR®, iRAM™ PS multi-chip modules and GaNpowIRTM. We have been developing and introducing power management products and new architectures for the next-generation of applications, including new game stations, high-performance servers, hybrid vehicles and energy-efficient appliances. Our work with new technology platforms has led to our development of a Gallium Nitride-based power device technology platform for use in certain power conversion solutions.  We continue to commit substantial resources to R&D to generate new patents and other IP with a focus on incorporating our technologies into our products.

Our design centers are located throughout the world, including the United States, and Europe.  During fiscal year 2010, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served markets.  These products also highlighted our focus on delivering integrated solutions and extensive applications support. Among them were a) integrated power stage devices utilizing GaN-based technology platform, GaNpowIRTM, b) ICs and chipsets improving power density and efficiency in DC-DC applications found in high performance computers and servers, c) the continued expansion of our popular XPhase® and DirectFET® product families, d) ICs for Class D audio, electronic lighting ballasts and motor control, e) several “application-ready” reference designs for point-of-load DC/DC conversion, multi-channel Class D audio, lighting and motor control, f) our SmartRectifier™ ICs helping computer and consumer entertainment devices meet emerging system and standby power regulations, and g) radiation hardened DC-DC converter modules for space satellite power applications.

Backlog

    Our sales generally rely upon purchase orders for delivery of products with relatively short delivery lead times.  Customer relationships are generally not subject to long-term contracts.  However, we have entered into long-term supply agreements with certain customers.  These long-term supply agreements generally do not contain minimum purchase commitments.  Products to be delivered and the related delivery schedules under these long-term contracts are frequently revised to reflect changes in customer needs.  Accordingly, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.

Seasonality

Our revenues are affected by the cyclical nature of the business of the end users of our products and the trends in our customers’ end markets.

Intellectual Property

We continue to make significant investments in developing and protecting our intellectual property (“IP”).  In the past fiscal year, we added over 105 patents worldwide.  We have approximately 695 issued unexpired U.S. patents and over 595 patent applications pending worldwide.  We are also licensed to use certain patents owned by others.  We have several registered trademarks in the United States and abroad, including the trademarks HEXFET® and DirectFET®. We believe that our IP contributes to our competitive advantage.  We are committed to enforcing our patent rights, including through litigation if necessary.

We report within the IP segment revenues from the sale and/or licensing of our technologies and manufacturing process know-how, in addition to reporting the expenses of our patent licensing and settlements of claims brought against third parties.  In the fiscal years 2010, 2009 and 2008, we derived $9.4 million, $27.7 million and $30.5 million of royalty revenues, respectively.  IP segment revenue is dependent on the unexpired portion of our licensed MOSFET patents, the continued enforceability and validity of those patents, the ability of our competitors to design around our MOSFET technology or develop competing technologies, and general market conditions.  The continuation of such royalties is subject to a number of risks (see Part I, Item 1A, “Risk Factors—Our ongoing protection and reliance on our IP assets expose us to risks”).  Many of the MOSFET patents that have generated royalties and settlements expired, with the broadest of them having expired in calendar year 2008. Certain of the MOSFET patents remained in effect through 2010.  With the expiration of our broadest MOSFET patents, most of our IP segment revenue stream ceased during the fourth quarter of fiscal year 2008; however, we continue, from time to time, to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

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

Our disclosures regarding the matters set forth in Note 12, “Environmental Matters,” to our Notes to the Audited Consolidated Financial Statements set forth in Part II, Item 8, herein, are incorporated herein by reference.

Employees

As of June 27, 2010, we had approximately 4,534 employees, with approximately 1,720 employed in the U.S., 1,903 in Mexico, 606 in Europe and 305 in Asia.  As of June 27, 2010, none of our U.S. employees had collective bargaining agreements and we consider our relations with our employees to be good.  In some jurisdictions outside the United States, from time to time, employees may be covered by certain statutory, special or other arrangements, like work councils, that may seek benefits for covered personnel.  We believe our relationships with such organizations are good.

Available Information

We file with the SEC, pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”), annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished. These reports may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information about us. The SEC’s Internet address is http://www.sec.gov.

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

Section 303A.12 of New York Stock Exchange Listed Company Manual Disclosure

Pursuant to Rule 303A.12(A) of the New York Stock Exchange (“NYSE”) Listed Company Manual, we submitted to the NYSE last year a Section 303A.12(a) CEO Certification and a Section 303A.12(c) Written Affirmation by the Company as required by such rule, in each case without qualification. We are filing with the SEC the CEO and Chief Financial Officer (“CFO”) certifications, without qualification, required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) as to this Form 10-K with respect to our 2010 fiscal year and have filed similar certifications, without qualification, with respect to our 2009 fiscal year.

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

Factors That May Affect Future Results

Changes in end-market demand, due to downturns or changes in the highly cyclical and volatile semiconductor industry or due to other economic factors such as significant fluctuations of oil prices, adverse impacts from financial markets, could affect our operating results and the value of our business.

The semiconductor industry is highly cyclical and remains volatile, characterized by wide fluctuations in product supply and demand. The industry has also experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles and declines in general economic conditions. The value of our business may decline during the down portion of cycles or rapid adverse changes in demand.  During fiscal years 2009, and 2008, we experienced a decline in end-market demand for our products as a result of the sharp corrections in the general economy, financial markets, housing market and the significant fluctuations of oil prices which resulted in under-utilization of our manufacturing capacity and declining revenues and gross margins.  In addition, we have previously recorded significant charges to recognize impairment in the value of our manufacturing equipment, the cost to reduce workforce, and other restructuring costs under those circumstances, and could again in the future if such conditions recur.

Demand recovered significantly during fiscal year 2010; however; the semiconductor industry continues to be  characterized by annual seasonality and wide fluctuations of supply and demand, and our revenue and gross margin continue to be highly dependent on the level of corporate and consumer spending in various information technology and energy-saving end-market applications.  As a result, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year. The industry has also been impacted by significant shifts in consumer demand due to economic downturns or other factors, which may result in diminished product demand and production overcapacity. We have experienced substantial quarter-to-quarter fluctuations in revenues and operating results and expect, in the future, to continue to experience  short-term period-to-period fluctuations in operating results due to general industry or economic conditions.  To the extent these market conditions persist for a prolonged period of time, our business, financial condition and results of operations could be significantly harmed.

In addition, we may experience significant changes in our profitability as a result of variations in sales, changes in product mix sought by customers, seasonality, price competition for orders and the costs associated with the introduction of new products and start-up of new facilities and additional capacity lines.  The markets for our products depend on continued demand associated with the foreseeable product technological platforms and in the mix we plan for and produce in the information technology, consumer, industrial, HiRel and automotive markets.  Changes in the demand mix, needed technologies and these end markets may adversely affect our ability to match our products, inventory and capacity to meet customer demand and could adversely affect our operating results and financial condition.

General Economic Conditions Continue to be Uncertain and Could Adversely Affect our Business

The current global recessionary macroeconomic environment has impacted levels of consumer spending, caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy.  These macroeconomic developments could continue to negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers or distributors may not pay us or may delay paying us for previously purchased products. In addition, if consumer spending does not develop or decreases, we could experience diminished demand for our products. Finally, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted, and the values and liquidity of our investments could be adversely affected.

The semiconductor business is highly competitive and increased competition could adversely affect the price of our products and otherwise reduce the value of an investment in our Company.

The semiconductor industry, including the sectors in which we do business, is highly competitive.  Competition is based on a number of factors, including price, product performance, technology platform, product availability, quality, reliability and customer service. Price pressures often emerge as competitors attempt to gain a greater market share by lowering prices or by offering a more desirable technological solution.  Technology alternatives from competitors can also reduce our ability to win customer design possibilities and thereby reduce sales generally. Pricing and other competitive pressures can adversely affect our revenue and gross margin, and hence, our profitability.  We also compete in various markets with companies of various sizes, many of which are larger and have greater financial and other resources than we have, and thus they may be better able to withstand adverse economic or market conditions.  In addition, companies not currently in direct competition with us may introduce competing products in the future.

New technologies could result in the development of new products and a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand.

Our failure to develop new technologies or to react to changes in existing technologies could materially delay our development of new products, which could result in decreased revenue and a loss of market share to our competitors.  Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the semiconductor industry.  As a result, we must devote significant resources to R&D, especially with respect to our new Gallium Nitride technologies.  Our financial performance depends on our ability to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis.

We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner (including our Gallium Nitride technologies), or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive.  A fundamental shift in technologies in our product markets or our inability to capitalize on our new Gallium Nitride technology before others, could have a material adverse effect on our competitive position within the industry. In addition, to remain competitive, we must continue to reduce die sizes and improve manufacturing yields.  We cannot assure you that we can accomplish these goals.

If we are unable to implement our business strategy, our revenue, profitability and target model goals may be adversely affected.

Our future financial performance and success are largely dependent on our ability to implement our growth strategy, consisting of continued optimization of our operations and accelerating revenue growth.  We cannot assure you that we will be able to successfully implement our business strategy or that implementing our strategy will sustain or improve our results of operations in the future.

If the demand for our products or a particular mix of our products increases faster than we anticipate or are able to produce, we may not be able to satisfy the demand with our planned available capacity, which could limit our revenue growth potential and expose us to loss of design and sale opportunities, and potential liability.

We have experienced a significant increase in demand during fiscal year 2010, and as a result our lead times for many of our products have increased and we have had challenges meeting all of the demand and the demand on particular products.  The markets in which we operate are very cyclical and subject to large swings in demand.  We attempt to install capacity to meet our demand forecast and our customer demands for particular products.  However, since additional capacity can take up to six months or more to install, if the demand for our products or a particular mix of our products increases at a rate faster than we anticipate or are able to produce, we may not be able to increase our internal and external manufacturing capacity fast enough to satisfy the higher demand.  As a result, our revenue growth may be limited by manufacturing capacity constraints.  We have also had delays and may in the future experience delays in the shipment of certain of our products to customers.  To the extent we are not able to satisfy customer demands timely or otherwise, we may risk the loss of design and sales opportunities which could have a material adverse impact on our results of operations.  To the extent we are not able to satisfy our contractual obligations to fulfill products, we may be subject to potential claims.  While we would defend ourselves vigorously against any such claims, large claims, if found meritorious, could have a material adverse effect on our results of operation and financial condition.

Our ongoing protection and reliance on our IP assets expose us to risks.

We have traditionally relied on our patents and proprietary technologies for protection of the products we sell and for licensing revenue. Enforcement of our IP rights is costly, risky and time consuming. We cannot assure you that we can successfully continue to protect our IP rights, especially in foreign markets.  Most of our MOSFET patents, including our broadest, have expired.  With the expiration of most of our MOSFET patents, most of our royalty revenue ceased during the fourth quarter of fiscal year 2008; however, from time to time, we continue to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy, although our royalty income levels are substantially lower than in prior years.  What royalty income we obtain is largely dependent on the following factors: remaining coverage under unexpired MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; the defensibility and enforceability of our patents; changes in our licensees’ unit sales, prices or die sizes; market conditions and mix of products sold by licensees; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenue from new licensing opportunities.

We cannot guarantee that we can obtain new licenses to produce royalties or that we will continue to receive royalties from existing licenses.  While we try to predict the effects of these factors and efforts, often there are variations or factors that can significantly affect results different from that predicted.  Accordingly, we cannot guarantee that our predictions of our IP segment revenue will be consistent with actual results, nor can we guarantee the level of our future royalty income.  Decreases in our royalty income could have a material adverse effect on our operating results and financial condition.

Our failure to obtain or maintain the right to use certain technologies may negatively affect our financial results.

Our future success and competitive position may depend in part upon our ability to obtain or maintain certain proprietary technologies used in our principal products or in products we develop.  Our ability to maintain such technologies is achieved in part by defending and maintaining the validity of our patents and defending claims brought by our competitors and other third parties of IP infringement, and at times by asserting IP claims against third parties. We have asserted IP claims against others and we could become subject to other lawsuits in which it is alleged that we have infringed upon the IP rights of others. We also license certain patents and other technologies owned by others.

Our involvement in existing and future IP litigation could result in significant expense, adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor.  If any such infringements exist, arise or are claimed in the future against us, we may be exposed to substantial liability for damages and may need to obtain licenses from the patent or other technology owners, discontinue, change our processes or products, or expend significant resources to develop or acquire non-infringing technologies.  For licenses we have, our ability to continue to use such technologies depends on our ability to maintain such licenses.  We cannot assure you that we would be successful in such efforts or that such licenses would be available under reasonable terms or that we would be successful in our claims against third parties.  Our failure to develop or acquire non-infringing technologies or to obtain licenses on acceptable terms, the occurrence of litigation itself or our failure to be successful in litigation could have a material adverse effect on our operating results and financial condition.

If some OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, a portion of our revenue may be adversely affected.

A “design-win” or program award from a customer does not guarantee that the design or program win will become future sales to that customer.  We also are unable to guarantee that we will be able to convert these design or program wins, or any wins, into sales for the life of any particular program, or at all, or that the revenue from such wins would be significant.  We also cannot guarantee that we will achieve the same level of design or program wins as we have in the past, or at all.  Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all.  Once an OEM designs another supplier’s semiconductor into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk.  Achieving a design or program win with a customer also does not ensure that we will receive significant revenue from that customer.  Accordingly, if OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, our revenues may be materially adversely affected.

Delays in initiation of new production at our more advanced facilities or at third party manufacturers, implementing new production processes or resolving problems associated with technical equipment availability or malfunctions could adversely affect our manufacturing capacity and efficiencies.

Our manufacturing capacity and efficiency will be important factors in our future profitability, and we cannot assure you that we will be able to maintain or increase our manufacturing capacity and efficiency to the same extent as our competitors or sufficiently to meet available demand.  Our manufacturing processes are highly complex, require advanced and costly equipment and are continuously being modified in an effort to improve yields and product performance. Impurities, defects or other difficulties in the manufacturing process can lower yields.  Additionally, our strategy for increased capacity includes the greater use of third party manufacturers for wafer and product assembly.

As is common in the semiconductor industry, we have at times experienced difficulty in beginning production at new facilities or third party manufacturers, or in effecting transitions to new manufacturing processes or new locations. As a consequence, we have experienced delays in our ability to increase capacities, delays in product deliveries and reduced yields.  Additionally, from time to time, there are market restraints on the ability to obtain, whether because of the expansion of lead times or availability, necessary equipment from third party equipment manufacturers to allow for  timely increase our capacity as planned or needed.  Additionally, we may experience manufacturing problems in achieving acceptable yields, experience product delivery delays, and/or quality issues in the future, as a result of, and among other things, capacity constraints, construction delays, delays in upgrading or expanding existing facilities, changing our process technologies or qualifying third party manufacturers to produce our products, any of which could result in a loss of future revenue or our inability to meet customer demands.  Also, our operating results have in the past and in the future would be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenue does not increase proportionately.

Third party interruptions, delays or cost increases affecting our materials, parts or equipment may impair our competitive position and our operations.

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including among other things, silicon, mold compounds, lead frames and assembly equipment, on a timely basis from third parties.  Our results of operations could be adversely affected if we were unable to obtain adequate supplies of materials, parts and equipment in a timely manner from our third party suppliers or if the costs of materials, parts or equipment increase significantly.  From time to time, suppliers may discontinue products, extend lead times, limit supplies or increase prices due to capacity constraints or other factors.  We have a limited number of suppliers or sole suppliers for some materials, parts and equipment, and any interruption could materially impair our operations, our revenues, and adversely affect our ability to meet customer demand, and otherwise adversely affect our business, financial condition and results of operations.

Interruptions, delays or cost increases at our key facilities may impair our competitive position and our operations.

We manufacture a substantial portion of our wafer product at our Temecula, California and Newport, Wales facilities. Any disruption of operations at those facilities, whether as a result of equipment malfunction or maintenance needs, natural and man-made disasters, or other effects could have a material adverse effect on our ability to generate revenue, meet customer demand and otherwise adversely affect our business, financial condition and results of operations.

Our recent decision to implement a new Enterprise Resource Planning (“ERP”) software platform may cost more than expected and could interrupt operational transactions during the implementation.

We have recently announced a plan to implement SAP’s enterprise resource planning software, as well as related enhancements to our integrated financial and supply chain management systems. This process is complex, time-consuming and expensive. Operational disruptions during the course of this process or delays in the implementation of these enhancements could impact our operations. Our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making these enhancements.  Even if the implementation proceeds as planned, the cost of the system, would have an adverse affect on our results of operation. Additionally, while we have spent considerable efforts to plan and budget for the implementation of the system, changes in scope, timeline or cost could have a material adverse effect on our results of operation.

Our products may be found to be defective and, as a result, product claims may be asserted against us, which may harm our business and our reputation with our customers and materially adversely affect our results and financial condition.

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

Our reliance on third party contractors to fabricate semiconductor wafers and to assemble certain of our parts as a lower cost alternative may expose us to business risks.

Some of our semiconductor wafer is fabricated by third party contractors and some of our products are assembled and tested by third party contractors.  We have used these contractors as a lower cost alternative to in-house manufacturing, and to increase our capacity flexibility. We review these contractors’ references, and historical manufacturing experience prior to the engagement of their services, and require oversight over their quality and assurance processes.   However, if we fail to adequately or completely review the contractors’ historical or current manufacturing processes, or if the contractors do not perform as needed, the quality of our parts could be subject to higher failure rate, which could adversely impact our reputation and the growth of future business with the customers as a result.

We have an existing dispute with one of our contractors over quality matters involving assembled product and commercial disputes with others, and there can be no assurance that other disputes will not arise.  In some instances, we do not have long-term agreements with our contractors.  As a result, we do not have immediate control over our product delivery schedules or product quality.  Due to the amount of time often required to qualify contractors, assemblers and testers and the high cost of qualifying multiple parties for the same products, we could experience delays in the shipment of our products if we are forced to find alternative third parties to fabricate wafers, or to assemble or test product.  Any delivery delays from contractors in the future could have a material adverse effect on our operating results and financial condition.  Our operations and ability to satisfy customer obligations could be adversely affected if our relationships with these contractors were disrupted or terminated.

Our business depends, in part, upon the efforts of third parties, which we cannot control.

We rely on contractors to manufacture certain of our products.  Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control.  There can also be no assurance that these parties or any future parties will perform their obligations as expected which could have a material adverse affect on our financial condition and results of operations.

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenue and gross profit.

With certain exceptions related to products within our HiRel segment, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts.  The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand. Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty.  As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without any advance purchase commitments from customers.  Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory (the value of our inventory), our revenue and our operating results generally.  Additionally, cancellation or significant reduction in significant customer programs, like those for next generation servers, could materially affect our ability to achieve our revenue and gross profit targets.

We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that our inventory will be adequate to meet market demand, commitments to customers or will be salable at a future date.

We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand.  It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary materials, and build the proper mix and amount of inventory, otherwise our revenue and gross margin may be adversely affected, and we may not be able to meet our customer commitments for deliveries of product.  To the extent we have made commitments to customers, and do not satisfy those commitments, we may be exposed to claims for damages.  Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and results of operations.

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

Many of our distributors have some rights to return inventory under their stock rotation programs or may return inventory with our approval or under other circumstances.  In addition, we have, from time to time, accepted, and may in the future accept, additional returns.  If these distributors return a large amount of inventory, our operating results could be impacted by lower revenue and higher costs associated with inventory write-offs.

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

Our future success depends, in part, upon our ability to attract and retain highly qualified technical, sales, marketing and managerial personnel, and key executive officers.  Personnel with the necessary semiconductor expertise are scarce and competition for personnel with these skills is intense.  We cannot assure you that we will be able to retain existing personnel or that we will be successful in attracting, assimilating or retaining other key personnel in the future.

While we try to ensure continuity of management in crucial areas we cannot guaranty that these efforts will be successful in all crucial areas including the oversight of our financial reporting systems, financial controls and corporate governance practices.  There can be no assurance that future changes in senior management personnel will not adversely affect our efforts in this regard. Similarly, there is no assurance that we will be able to retain any of our existing key personnel, or attract, assimilate and retain the additional personnel needed to support our business.  If we are unable to retain existing key employees or are unsuccessful in attracting new highly qualified employees, our business, financial condition and results of operations could be materially and adversely affected.

If we fail to maintain adequate internal controls over financial reporting our ability to report our results of operations and financial condition accurately and in a timely manner may be adversely impacted which may result in a material weakness or a material misstatement which may result in considerable additional expense, negatively impact investor confidence and adversely impact the price of our common stock.

As required by Section 404 of the Sarbanes-Oxley Act, we are required to conduct an assessment of our internal control over financial reporting and include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  We have previously determined that the Company had material weaknesses in internal control over financial reporting.  While these material weaknesses have been remediated, there is no assurance that we would not have additional material weaknesses in the future.  Each material weakness results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected.  To the extent we have material weaknesses, we must perform extensive additional work, at considerable additional expense, to obtain reasonable assurance regarding the reliability of our financial statements.  In addition, it is possible that in the future, as a result of our assessment of our internal control that we may identify material weaknesses and be subject to regulatory sanctions and a loss of investor confidence in our internal controls.  Remediation of these potential material weaknesses or the failure to remediate in a timely manner may cause us to fail to complete our periodic filing requirements in a timely manner.

We have previously been named as a defendant in lawsuits and may in the future be named as defendant in other lawsuits that may adversely affect our financial condition, results of operations and cash flows.

Previously we and certain of our former and current executive officers and directors were named as defendants in several securities class action, derivative and other lawsuits, and had been subject to investigations by governmental agencies.  While we have reached agreements to settle certain of these lawsuits and others have been dismissed, other lawsuits and proceedings remain. Certain of these lawsuits that continue through the date of this report are described in Note 14, “Litigation,” to our Consolidated Financial Statements set forth in Part II, Item 8. There can be no assurance that we would not be subject to additional lawsuits and other legal proceedings in the future.   For any such current or future lawsuits and proceedings, our attention may be diverted from our ordinary business operations and we may incur significant expenses associated with defense (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to or involved in such action or proceeding). Depending on the outcome of these lawsuits and proceedings, we may also be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rates may be adversely affected by a number of factors, including the jurisdictions in which profits are determined to be earned and taxed and the intercompany pricing related to those profits; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes; changes in available tax credits; changes in share-based compensation expense; changes in tax laws or the interpretation of such tax laws (including transfer pricing guidelines); changes in United States generally accepted accounting principles (“GAAP”); or the repatriation of non-U.S. earnings against which we have not previously provided U.S. taxes.

In addition, we have made certain judgments regarding the realizability of our deferred tax assets. In accordance with GAAP the carrying value of the net deferred tax assets is based on our assessment whether it is more likely than not that we will generate sufficient future taxable income in the relevant jurisdictions to realize these deferred tax assets, after considering all available positive and negative evidence.  If our assumptions and estimates change in the future given unforeseen changes in market conditions, tax laws or other factors, the valuation allowances established may be increased, resulting in increased income tax expense.  Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, or credit additional paid-in capital or other comprehensive income, as applicable.

Our HiRel segment is subject to governmental regulation that exposes us to additional risks.

Our HiRel segment manufactures and sells certain products that are subject to U.S. export control laws and regulations. The HiRel segment also manufactures and sells products that are sold indirectly to the U.S. government and may subject us to certain government procurement regulations, investigations or review.  While we maintain a system of control of such products and for compliance with such laws and regulations, we cannot provide assurance that these controls will be effective.  There are also inherent limitations on the effectiveness of controls, including the failure of human judgment.  If we fail to maintain an effective system of control or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product from the U.S., all of which could have a material effect on our financial results.

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

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies.  We can provide no assurance that our share price will remain stable on a going-forward basis or that we would not be subject to stockholder claims in this regard.

There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.

The semiconductor industry is capital intensive. Semiconductor manufacturing requires a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices.  We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment, especially for new technologies we develop, including without limitation, our Gallium Nitride technologies.  We are also attempting to add the appropriate level and mix of capacity to meet our customers’ future demand. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.  Although we believe that anticipated cash flows from operations, existing cash reserves and other equity or debt financings that we may obtain will be sufficient to satisfy our future capital expenditure requirements, there can be no assurance that this will be the case or that alternative sources of capital or credit will be available to us on favorable terms or at all.

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

Large potential environmental liabilities or costs of compliance may adversely impact our financial position, results of operations and cash flows.

Federal, state, foreign and local laws and regulations impose various restrictions and controls on the discharge of materials, chemicals and gases used in our semiconductor manufacturing processes, and on the operation of our facilities and equipment.  We believe we use reasonable efforts to maintain a system of compliance and controls for these laws and regulations.  However, we cannot provide assurance that these controls will be effective or that issues with respect to these matters will not from time to time occur.  There are also inherent limitations on the effectiveness of controls, including the failure of human judgment.

Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination.  Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies.  Also, we may be subject to common law claims if we release substances that damage or harm third parties.  We have in the past been subject to claims of governmental authorities and other third parties, and may continue to be in the future (See Note 12, “Environmental Matters”, to our Consolidated Financial Statements set forth in Part II, Item 8).

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

Our international operations expose us to material risks, including risks under U.S. export laws.

We expect revenue from foreign markets to continue to represent a significant portion of total revenue.  We maintain or contract with significant operations and equipment in foreign countries, including wafer fabrication, product assembly and testing.  Among others, the following risks are inherent in doing business internationally: changes in, or impositions of, legislative or regulatory requirements, including tax laws in the United States and in the countries in which we manufacture or sell our products; trade restrictions; transportation delays; work stoppages; economic and political instability; crime; kidnapping;  war; terrorism; and foreign currency fluctuations.  Additionally, in certain jurisdictions where we use third party contractors, the legal systems do not provide effective remedies to us when the contractor has breached its obligation or otherwise fails to perform.

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

Our corporate headquarters, one of our manufacturing facilities, one of our key research facilities, one of key third party foundries and certain other critical business operations are located near major earthquake fault lines. In addition, one of our major manufacturing facilities is located in a high brush fire danger area. Some of these facilities have been affected by earthquakes and brush fires in the past and may again be in the future.  We could be materially and adversely affected in the event of a major earthquake or brush fire.  Although we maintain the applicable insurance policies, we can give you no assurance that we have obtained or will maintain sufficient insurance coverage.

Certain general economic, regulatory and business factors not specific to the semiconductor industry that are largely out of our control may adversely affect our results of operations.

We may be affected by a number of general economic and business factors, many of which are beyond our control. These factors include interest rates, recession, inflation, exchange rates, consumer credit availability, consumer debt levels, health care costs and governmental policy, tax rates and policy, unemployment trends and other matters that influence consumer confidence and spending.  Unfavorable changes in any of these factors or in other business and economic conditions affecting our customers could increase our costs or impose practical limits on pricing, any of which could lower our profit margins and have a material adverse affect on our financial condition and results of operations.

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

Natural disasters, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate, our ability to achieve revenue and our profitability. In the past, our operations have been affected by a number of natural disasters, including, among other things, earthquakes, fires, volcanoes, hurricanes, and inclement weather, and may be affected by additional natural disasters in the future.  Additionally, such events could delay or result in cancellation of domestic and international sales, disrupt our supply chains, and impair our ability to produce and deliver our products timely if at all. Such events could affect physical facilities, including without limitation, the facilities where we or our contractors or vendors produce materials and products (whether finished goods or raw materials and process chemicals and gases).  Such events could also make transportation of our supplies and products more difficult or cost prohibitive.  Additionally, to the extent we may not be able to satisfy contractual obligations, we may be subject to potential claims.  Due to the broad and uncertain effects that natural events could have on our company, we cannot provide an estimate of how these activities might adversely affect our future results; however, the effects could be material.

 ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report on Form 10-K, there are no unresolved Staff comments regarding our previously filed periodic or current reports under the Exchange Act.

ITEM 2.  PROPERTIES

We maintain manufacturing and office facilities around the world. Our manufacturing facilities, design centers and business offices as of June 27, 2010, are in the following locations:

Location	Owned	Leased	Semiconductor Fabrication	Assembly/ Module Manufacturing	Design Center	Business/ Office
El Segundo, California (U.S.A.)	X		X		X
El Segundo, California (U.S.A.)		X				X
Temecula, California (U.S.A.)	X		X			X
San Jose, California (U.S.A.)		X		X	X	X
Irvine, California (U.S.A.)		X			X
Mesa, Arizona (U.S.A.)	X		X
Durham, North Carolina (U.S.A.)		X			X
Leominster, Massachusetts (U.S.A.)	X			X	X	X
St. Paul, Minnesota (U.S.A.)		X	X
Warwick, Rhode Island (U.S.A.)		X			X
Tijuana, Mexico	X			X		X
Oxted, England (U.K.)	X
Reigate, England (U.K.)		X				X
Newport, Wales (U.K.)	X		X		X	X
Skovlunde, Denmark		X			X
Provence, France		X			X
Neu Isenburg, Germany		X				X
Pavia, Italy		X			X
Singapore		X				X
Beijing, China		X				X
Shanghai, China		X				X
Shenzhen, China		X				X
Hong Kong, China		X				X
Seoul, Korea		X				X
Osaka, Japan		X				X
Nagoya, Japan		X				X
Tokyo, Japan		X				X

Our manufacturing facilities in San Jose, California and Leominster, Massachusetts are dedicated for use by the HiRel business segment. With the exception of the facilities at these two locations, the rest of our fabrication and assembly facilities are shared by the PMD, ESP, HiRel, EP, and AP segments. The IP segment generally operates out of our El Segundo, California business office.

We believe our current facilities, supplemented by third party contract wafer fabrication and assembly capacity, are adequate for our current and anticipated near-term operating needs. During the fiscal year ended June 27, 2010, we operated at approximately 86 percent, up from 61 percent for the fiscal year ended June 28, 2009, of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering third party contract wafer fabrication or assembly capacity. This increase in operating activity reflects the significant increase in demand for our products during the fiscal year ended June 27, 2010 over the prior fiscal year.

We initiated actions to consolidate certain of our manufacturing operations during our 2009 fiscal year.  Those actions included the decision to consolidate our Newport, Wales wafer fabrication facilities and to close our El Segundo, California wafer fabrication facility.  Due to significant increases in demand, we reopened the portion of our fabrication facility in Newport, Wales which was closed in the consolidation and we delayed the closure of our El Segundo, California wafer fabrication facility.  Closure of these facilities will not be re-initiated until, at the earliest, the second half of fiscal year 2011.  In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility.  We have completed the closure of the Oxted, England facility, and intend to sell the property when market conditions improve.  We will complete the closure of and exit the El Segundo, California facility in conjunction with shutting down the adjacent El Segundo, California fabrication facility (See Note 8, “Asset Impairment, Restructuring and Other Charges”, in the Notes to the Audited Consolidated financial Statements in Part II, Item 8.)

In addition to the facilities listed above, we have sales or technical support offices located in China, Finland, France, Germany, India, Italy, Japan, Mexico, the Philippines, Russia, Singapore, South Korea, Taiwan, the United Kingdom and the United States.

ITEM 3.  LEGAL PROCEEDINGS

Our disclosures regarding the matters set forth in Note 12, "Environmental Matters," and Note 14, "Litigation," to our consolidated financial statements set forth in Part II, Item 8, herein, are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Additional Item. Executive Officers of the Registrant

The executive officers of IR as of the date of this Annual Report on Form 10-K are:

Name	Age	Position
Oleg Khaykin	45	President and Chief Executive Officer
Ilan Daskal	45	Executive Vice President and Chief Financial Officer
Michael Barrow	56	Executive Vice President and Chief Operations Officer
Timothy Bixler	43	Vice President, Secretary and General Counsel

Oleg Khaykin joined us in March 2008, as President and CEO. He was appointed a director promptly following March 1, 2008. Prior to joining us, Mr. Khaykin was Chief Operating Officer for Amkor Technology, Inc., which he joined in 2003 as Executive Vice President of Strategy and Business Development. Prior to his work at Amkor Technology, Inc., Mr. Khaykin held various positions of increasing leadership at Conexant Systems Inc. (“Conexant”) and its spin-off, Mindspeed Technologies Inc., from 1999 to 2003, where he most recently served as Vice President of Strategy and Business Development. Before joining Conexant, Mr. Khaykin was with the Boston Consulting Group.

Ilan Daskal joined us in October, 2008 as Executive Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Daskal held senior financial positions with Infineon Technologies since 2001, most recently serving as Vice President of Finance & Business Administration for Infineon’s North American Communications Business Group.  Before that, Mr. Daskal held senior financial management and strategy positions at several Israeli technology companies, including Savan Communication, a firm that was acquired by Infineon while Mr. Daskal was Chief Financial Officer.

Michael Barrow joined us in April 2008 as Executive Vice President and Chief Operations Officer. Prior to joining IR, Mr. Barrow most recently served as Senior Vice President of the Flip Chip and Wafer Level Business Unit for Amkor Technology, Inc., where Mr. Barrow served in various positions since late 2003. Prior to his work at Amkor Technology, Inc., Mr. Barrow served 12 years in various leadership roles at Intel Corporation (“Intel”), most recently as Technology General Manager of Intel’s Communications Group.

Timothy Bixler joined us in July 2008 as Vice President, Secretary and General Counsel. Prior to joining us, Mr. Bixler most recently served as Senior Business Counsel of the Homeland Protection Business of General Electric, which he joined in 2001 as Business Counsel for GE Plastics. Prior to his work at General Electric, Mr. Bixler served as General Counsel for eMD.com and also served as counsel for Ashland Inc./APAC, Inc. Mr. Bixler also spent three years at the law firm of Arnall, Golden & Gregory.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the symbol “IRF.” There were 1,259 registered holders of record of our common stock as of August 16, 2010.  Stockholders are urged to obtain current market quotations for the common stock.  For equity compensation plan information, please refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” incorporated herein by reference from the Company’s proxy statement relating to the Company’s 2010 annual meeting of stockholders to be filed within 120 days after June 27, 2010.

As of our fiscal year ended June 27, 2010, 9.5 million common stock shares are reserved for issuance under our stock option plans, of which 6.2 million stock options and restricted stock units are outstanding and approximately 3.3 million are available for future grants.  As of the fiscal year ended June 27, 2010, 3.7 million stock option and restricted stock units are exercisable at an average exercise price of $34.54.

Dividends

No cash dividends have been declared to stockholders during the past three years, and we do not expect to declare cash dividends in the foreseeable future.  However; payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Stock Prices

The following table contains stock sales prices for each quarter of fiscal years 2010 and 2009:

	2011				2010		2009
Fiscal Quarter	High		Low		High	Low	High	Low
1st	$20.70	*	$18.07	*	$20.82	$14.03	$23.00	$16.43
2nd					21.89	17.69	19.95	9.27
3rd					22.84	17.98	15.77	11.45
4th					25.13	18.76	18.00	12.82

*  Through August 16, 2010.

Stock Performance

The following graph compares the cumulative total stockholder return of our common stock during the last five fiscal years with (i) the cumulative total return of the Standard and Poor’s 500 Stock Index and (ii) the cumulative total return of the Standard and Poor’s High Technology Composite Index.  The comparison assumes $100 was invested on July 3, 2005 in our common stock and in each of the foregoing indices and the reinvestment of dividends through fiscal year ended June 27, 2010.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	End of Fiscal Year (In US Dollars)
	2005	2006	2007	2008	2009	2010
International Rectifier Corporation	100	82	78	41	31	42
S&P 500 Index	100	106	126	107	77	90
S&P 500 Index Information Technology	100	101	126	117	93	112

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

The following provides information on a monthly basis for the quarter ended June 27, 2010 with respect to the Company’s purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

March 29, 2010 to April 25, 2010	—	$—	—	$60,004,000
April 26, 2010 to May 23, 2010	184,700	$19.93	184,700	$56,341,039
May 24, 2010 to June 27, 2010	251,254	$19.56	251,254	$51,425,309

(1)
On October 27, 2008, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100.0 million. The Company announced on July 20, 2010, that its Board of Directors had authorized an additional $50 million for the stock repurchase program bringing the total authorized for the plan to $150 million. This plan may be suspended at anytime without prior notice.

ITEM 6.  SELECTED FINANCIAL DATA

The following tables include selected summary financial data for each of our last five fiscal years.  The historical consolidated financial data as of and for our fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 are derived from our audited Consolidated Financial Statements, contained in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.  The historical consolidated financial data as of July 1, 2007 and July 2, 2006 are derived from our audited Consolidated Financial Statements, which are not included in this report.  This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended (2)
Statements of Operations Data	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007	July 2, 2006
(In thousands, except per share data)					As Adjusted (1)
Revenues	$895,297	$740,419	$984,830	$1,202,469	$1,014,800
Cost of sales	602,700	515,563	662,007	741,111	588,934
Gross profit	292,597	224,856	322,823	461,358	425,866
Selling, general and administrative expense	169,190	262,068	287,830	212,541	197,384
Research and development expense	99,310	98,211	105,812	122,794	104,102
Impairment of goodwill	—	23,867	32,624	—	—
Amortization of acquisition-related intangible assets	4,375	4,408	4,656	1,889	3,330
Asset impairment, restructuring and other charges	289	56,493	3,080	10,398	87
Gain on divestiture	—	(96,136)	—	—	—
Operating income (loss)	19,433	(124,055)	(111,179)	113,736	120,963
Other expense (income), net	2,019	39,717	19,423	(6,257)	(16,366)
Interest (income) expense, net	(11,221)	(11,694)	(29,093)	(16,036)	(6,784)
Income (loss) from continuing operations before income taxes	28,635	(152,078)	(101,509)	136,029	144,113
(Benefit from) provision for income taxes	(52,192)	95,339	(42,268)	62,889	93,784
Income (loss) from continuing operations	$80,827	$(247,417)	$(59,241)	$73,140	$50,329
Net (loss) income per common share:
Basic:
(Loss) income from continuing operations	$1.13	$(3.42)	$(0.81)	$1.01	$0.71
Diluted:
(Loss) income from continuing operations	$1.13	$(3.42)	$(0.81)	$1.00	$0.70
Balance Sheet Data
Total cash, cash equivalents, restricted cash and investments	$586,590	$604,441	$745,236	$1,317,528	$1,092,628
Total assets	1,440,917	1,401,307	1,868,398	2,637,490	2,500,893
Long-term debt, less current maturities	—	—	—	—	617,540

Notes:
1.
The Selected Financial Data for July 2, 2006 has been adjusted to reflect adjustments related to foreign currency gains and losses on intra-company loans.  See Note 2, “Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income,” in Notes to Consolidated Financial Statements.  See adjusted summary financial data on page 26.

2.	No dividends were paid by the Company during the five years presented.

ITEM 6. SELECTED FINANCIAL DATA (Continued)

Adjusted Summary Financial Data	Year Ended July 2, 2006

Statements of Operations Data	As Reported	Adjustments	As Adjusted
(In thousands, except per share data)
Revenues	$1,014,800	$—	$1,014,800
Cost of sales	588,934	—	588,934
Gross profit	425,866	—	425,866
Selling, general and administrative expense	197,384	—	197,384
Research and development expense	104,102	—	104,102
Amortization of acquisition-related intangible assets	3,330	—	3,330
Asset impairment, restructuring and other charges (credits)	87	—	87
Operating income	120,963	—	120,963
Other income, net	(15,786)	(580)	(16,366)
Interest income, net	(6,784)	—	(6,784)
Income from continuing operations before income taxes	143,533	580	144,113
Provision for income taxes	93,784	—	93,784
Income from continuing operations	$49,749	$580	$50,329

Net income per common share:
Basic:
Income from continuing operations	$0.70	$0.01	$0.71
Diluted:
Income from continuing operations	$0.69	$0.01	$0.70

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1, “Business;” Part II, Item 6, “Selected Financial Data;” and Part II, Item 8, “Financial Statements and Supplementary Data.” Except for historic information contained herein, the matters addressed in this MD&A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, as amended. Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995,” in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended June 27, 2010.  The discussion includes:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Polices and Estimates

While we have made certain forward looking statements regarding revenue, gross margin, cash flows, selling, general and administrative expense and research and development expense in the following MD&A based on our current visibility into the market and current trends; markets remain somewhat uncertain and actual results could vary significantly based on changed conditions, among other reasons (See Risk Factors Part I, Item 1A).

Overview

Fiscal Year 2010 Developments

 Our financial information for fiscal year 2010 includes the following measures:

•	Our revenues were $895.3 million, a 20.9 percent increase from the prior fiscal year.
•	Our gross margin was 32.7 percent, an increase of 2.3 percentage points from 30.4 percent in the prior fiscal year.
•	Our net income was $80.8 million.
•	Our earnings per share was $1.13 per share, an increase of $4.55 per share from the prior fiscal year.
•	We generated cash from operations of $52.2 million during fiscal year 2010 compared to a use of cash for operations of $41.7 million in the prior fiscal year.

Our revenues were $895.3 million and $740.4 million for the fiscal year ended June 27, 2010 and June 28, 2009, respectively.  We experienced strong demand during fiscal year 2010, reporting sequential revenue growth in each quarter, for a year over year increase of 20.9 percent compared to the prior year.  We currently expect our growth to continue into at least the first quarter of next fiscal year with revenues in the first fiscal quarter of 2011 increasing to between $275 million and $280 million.  With the increased demand, our lead times for many of our products have increased, and we have had challenges in meeting all of the demand.  During the fiscal year, we have undertaken a number of actions to respond to increased customer demand, including successful and ongoing efforts to qualify external manufacturing sources, the reopening of fabrication facilities in Newport, Wales closed as part of our consolidation initiative and the delay in closure of our El Segundo fabrication facility, as well as capital investments in our existing manufacturing operations.  While these actions have provided some additional capacity, we continue our efforts to try to develop our manufacturing capacity in a way that responds to fluctuations in demand.

Our gross margin percentage for fiscal year 2010 was 32.7 percent, an increase of 2.3 percentage points from fiscal year 2009, as a result of an increase in manufacturing utilization, improved product mix and a reduction in inventory write-offs.  We currently expect our gross margin percentage to improve for the first quarter of fiscal year 2011 compared to the fourth quarter of fiscal year 2010.

As a result of the significant increase in demand during fiscal year 2010, we reopened the portion of the fabrication facility that we had previously closed under our initiative to consolidate our manufacturing operations at our Newport, Wales wafer fabrication facility.  In addition, the unforeseen increase in demand has delayed the planned closure of our El Segundo facility.  On a quarterly basis, we will evaluate the timing of our factory consolidation plans based on the demand outlook and the availability of external capacity.  Based on our current outlook, we do not anticipate re-initiating our factory consolidation activities until at least the second half of fiscal year 2011.  When the factory consolidation is re-initiated and completed, we estimate that annual fixed cost savings as a result of this consolidation will be approximately $4.1 million.  The closure of the El Segundo, California wafer fabrication facility will be re-initiated at the earliest, in the second half of fiscal year 2011.  When the closure occurs, we estimate annual savings will be approximately $12.1 million.

During the year ended June 27, 2010, we decreased our selling, general and administrative expenses from the prior year by $92.9 million.  This decrease in selling, general and administrative expenses was the result primarily of costs incurred in the prior fiscal year which did not reoccur in fiscal year 2010.  These costs included a $45.0 million charge related to the $90.0 million settlement of a securities class action lawsuit, and $37.5 million in costs associated with the prior period proxy contest as well as expenses related to an audit committee led investigation and filing support costs.  We expect our selling general and administrative expenses to increase in fiscal year 2011 compared to fiscal year 2010, as we pay higher employee performance bonuses as well as incur project expenses for a new Enterprise Resource Planning (“ERP”) system we are implementing.

During the fiscal year ended June 27, 2010, research and development spending increased by $1.1 million from the prior fiscal year.  The increase in research and development was primarily driven by an increase in headcount as we invest in new product development.  We expect to maintain or increase our investment levels in new product development in order to meet our longer term revenue goals.

Our cash flow from operations was a generation of cash of $52.2 million for fiscal year 2010, an increase in cash flow from operations from the prior fiscal year, which was a use of cash of $41.7 million.  The cash from operations includes $29.5 million from tax reimbursements but was reduced by a $45.0 million cash payment related to the $90.0 million settlement of a securities class action litigation.  The increase in cash provided by operations was due to the increase in net income for the fiscal year ended June 27, 2010 compared to the prior fiscal year, which was partially offset by an increase in operating working capital, the result primarily of an increase in accounts receivable and inventories.  Our cash, cash equivalents and investments, excluding restricted cash, as of June 27, 2010 totaled $582.9 million compared to $600.5 million as of June 28, 2009.  The year-over-year decline in cash and investments was driven primarily by cash used for capital expenditures of approximately $58.1 million and $25.0 million related to the repurchase of common stock under our stock repurchase program, partially offset by $5.6 million in cash received from the exercise of stock options.
Segment Reporting

 During the fourth quarter of fiscal year 2010 we realigned the reporting for certain products within our reportable segments.  This realignment was primarily between our PMD segment and AP segment with revenue and gross margin for certain products previously reported under our PMD segment now reported under our AP segment.  These changes resulted in an increase in revenue and gross margin for our AP segment for fiscal years 2009 and 2008 of $1.2 million and $0.1 million, and $0.5 million and $0.1 million, respectively, and a corresponding decrease in revenue and gross margin for our PMD segment.  Prior periods have been adjusted to reflect this realignment.  Additionally, during fiscal year 2009 we reported the operating results for the ongoing work for Vishay Intertechnology, Inc. (“Vishay”) under transition services agreements as part of the Transition Services segment, separate from our ongoing segments.  The immaterial amount of remaining revenue from services provided to Vishay has been included in the PMD segment as of the beginning of fiscal year 2010.  For the description of the Company’s reportable segments, see Note 9, “Segment Information”.

Four of our five ongoing customer segments, namely, PMD, ESP, AP and EP, generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually; we also analyze performance of these segments together, separately from our other ongoing customer segment, HiRel.  For ease of reference, we refer to these four segments collectively as our “commercial segments.”  What we refer to as our “ongoing customer segments” include our PMD, ESP, AP, EP and HiRel reporting segments, and what we refer to as our “ongoing segments” include the ongoing customer segments as well as the IP reporting segment.

Results of Operations

Selected Operating Results

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Fiscal Year Ended
	June 27, 2010		June 28, 2009		June 29, 2008
Revenues	$895.3	100.0%	$740.4	100.0%	$984.8	100.0%
Cost of sales	602.7	67.3	515.5	69.6	662.0	67.2
Gross profit	292.6	32.7	224.9	30.4	322.8	32.8
Selling, general and administrative expense	169.2	18.9	262.1	35.4	287.8	29.2
Research and development expense	99.3	11.1	98.2	13.3	105.8	10.7
Impairment of goodwill	—	—	23.9	3.2	32.6	3.3
Amortization of acquisition-related intangible assets	4.4	0.5	4.4	0.6	4.7	0.5
Asset impairment, restructuring and other charges	0.3	—	56.5	7.6	3.1	0.4
Gain on divestiture	—	—	(96.1)	(13.0)	—	—
Operating income (loss)	19.4	2.2	(124.1)	(16.8)	(111.2)	(11.3)
Other expense (income), net	2.0	0.2	39.7	5.4	19.4	2.0
Interest income, net	(11.2)	(1.3)	(11.7)	(1.6)	(29.1)	(3.0)
Income (loss) before income taxes	28.6	3.2	(152.1)	(20.5)	(101.5)	(10.3)
(Benefit from) provision for income taxes	(52.2)	(5.8)	95.3	12.9	(42.3)	(4.3)
Net income (loss)	$80.8	9.0%	$(247.4)	(33.4)%	$(59.2)	(6.0)%

Revenue and Gross Margin

Revenue and Gross Margin for Fiscal Year 2010 Compared to Fiscal Year 2009

The following table summarizes revenue and gross margin by reportable segment for the fiscal year ended June 27, 2010 compared to the fiscal year ended June 28, 2009.  The amounts in the following table are in thousands:

	Fiscal Years Ended
	June 27, 2010			June 28, 2009			Change
	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin	Gross Margin %	Revenue %	Gross Margin ppt
Power Management Devices (PMD)	$345,610	$57,160	16.5%	$233,737	$25,394	10.9%	47.9%	5.6ppt
Energy-Savings Products (ESP)	185,404	74,696	40.3	151,090	55,430	36.7	22.7	3.6
Automotive Products (AP)	72,932	17,630	24.2	54,061	11,621	21.5	34.9	2.7
Enterprise Power (EP)	128,691	54,450	42.3	87,473	32,462	37.1	47.1	5.2
Commercial segments total	732,637	203,936	27.8	526,361	124,907	23.7	39.2	4.1
HiRel	153,213	79,214	51.7	148,266	76,601	51.7	3.3	0.0
Ongoing customer segments total	885,850	283,150	32.0	674,627	201,508	29.9	31.3	2.1
Intellectual Property (IP)	9,447	9,447	100.0	27,673	27,673	100.0	(65.9)	—
Ongoing segments total	895,297	292,597	32.7	702,300	229,181	32.6	27.5	0.1
Transition Services	—	—	—	38,119	(4,325)	(11.3)	(100.0)	11.3
Consolidated total	$895,297	$292,597	32.7%	$740,419	$224,856	30.4%	20.9%	2.3ppt

Revenue

Revenue from our ongoing segments increased by $193.0 million, or 27.5 percent, while revenue from our ongoing customer segments (which excludes the IP segment) increased by $211.2 million, or 31.3 percent, for the fiscal year ended June 27, 2010 compared to the fiscal year ended June 28, 2009.  Our Commercial Segments led the way with year-over-year revenue growth of 39.2 percent as a result of increased demand for our consumer related product components, increased sales in our products sold in server and storage applications, and an increase in demand for our products used in consumer appliance and air conditioner applications.  Our HiRel segment contributed 3.3 percent revenue growth for fiscal year 2010.  Our IP segment revenue decreased $18.2 million, or 65.9 percent, in fiscal year 2010 as a result of the non-recurrence of $18.7 million in royalties attributed to a one-time amendment to one of our patent licenses in fiscal year 2009. With the prior expiration of our broadest MOSFET patents, we expect our quarterly royalty revenue will be approximately $1.0 million to $2.0 million in each of the next several quarters.

Within our Commercial Segments, all of our segments contributed to revenue growth for fiscal year 2010 compared to fiscal year 2009.  Our PMD segment reported a revenue increase of 47.9 percent compared to the prior fiscal year due to a significant recovery in demand for our industrial product components and notebook product components and other consumer related product components during the last three quarters of fiscal year 2010.  Revenue for our ESP segment was up 22.7 percent compared to the prior fiscal year due to a recovery in market demand for our industrial and consumer appliance product components, and a market share gain in the market for appliance products. Our AP segment reported revenue growth of 34.9 percent compared to the prior fiscal year as the result of an increase in demand due to increased production within the automotive industry in both North America and Europe and the ramp-up of new designs.  Revenue from our EP segment was up 47.1 percent compared to the prior fiscal year due to a recovery in demand for server and network component products, and a ramp-up in new notebook and server component designs.  These EP revenue gains were partially offset by a decline in revenue from our gaming console customers related to a significant prior year period last time purchase of products.

Our HiRel segment revenue increased 3.3 percent for fiscal year 2010 compared to fiscal year 2009 due to strengthening in the space and biomedical market.  These gains were partially offset by continued softness in the commercial aerospace market in the first half of the 2010 fiscal year and a slower than expected recovery in undersea and other heavy industrial applications.

Gross Margin

Our gross margin for our ongoing segments improved slightly by 0.1 percentage points for the fiscal year 2010 compared to the prior fiscal year.  This increase in our gross margin was the result of an increase of 4.1 percentage points in gross margin for our Commercial Segments, partially offset by the significant reduction in our IP revenue which is recorded at 100 percent margin.  The increase in the margin for our Commercial Segments was primarily due to lower costs related to higher factory utilization and lower inventory write-offs.  These favorable impacts were partially offset by average selling price (“ASP”) erosion within our PMD and ESP segments.

Our HiRel segment’s gross margin was flat year-over-year at 51.7 percent.  Cost increases associated with the relocation of our manufacturing facility from Santa Clara, California to San Jose, California and inventory write-off charges in fiscal year 2010 were offset by an improvement in product mix with a shift toward higher margin product, facilitated by the completion of the move of radiation hardened product manufacturing to our fabrication facility in Temecula, which allowed us to produce additional radiation hardened products.

Additionally, because revenue growth was strongest in our lowest margin customer segment, PMD, and weakest in our highest margin segment, HiRel, our gross margin percentage increased less than it otherwise would have as a result of this shift in revenue mix.  Although, we expect to continue to see more of our growth in our lower margin segments, we expect our gross margin percentage to improve year-over-year, due to improved product mix within the segments and higher factory utilization.

Revenue and Gross Margin for Fiscal Year 2009 Compared to Fiscal Year 2008

The following table summarizes revenue and gross margin by reportable segment for the fiscal year ended June 28, 2009 compared to the fiscal year ended June 29, 2008.  The amounts in the following table are in thousands:

	Fiscal Years Ended
	June 28, 2009			June 29, 2008			Change
	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin ppt
Power Management Devices (PMD)	$233,737	$25,394	10.9%	$329,910	$72,255	21.9%	(29.2)%	(11.0)ppt
Energy-Savings Products (ESP)	151,090	55,430	36.7	166,325	57,597	34.6	(9.2)	2.1
Automotive Products (AP)	54,061	11,621	21.5	85,275	27,116	31.8	(36.6)	(10.3)
Enterprise Power (EP)	87,473	32,462	37.1	160,357	58,097	36.2	(45.5)	0.9
Commercial segments total	526,361	124,907	23.7	741,867	215,065	29.0	(29.0)	(5.3)
HiRel	148,266	76,601	51.7	152,855	77,053	50.4	(3.0)	1.3
Ongoing customer segments total	674,627	201,508	29.9	894,722	292,118	32.6	(24.6)	(2.7)
Intellectual Property (IP)	27,673	27,673	100.0	30,490	30,490	100.0	(9.2)	—
Ongoing segments total	702,300	229,181	32.6	925,212	322,608	34.9	(24.1)	(2.3)
Transition Services	38,119	(4,325)	(11.3)	59,618	215	0.4	(36.1)	(11.7)
Consolidated total	$740,419	$224,856	30.4%	$984,830	$322,823	32.8%	(24.8)%	(2.4) ppt

Revenue

Revenue for our ongoing segments declined 24.1 percent for the fiscal year ended June 28, 2009 due primarily to (1) a slowdown in the economy; (2) customer draw down of inventories, and (3) lower sales of our game station related products compared to the prior fiscal year.

Revenue from our ongoing customer segments declined $220.1 million or 24.6 percent for the fiscal year ended June 28, 2009 compared to the prior fiscal year.  This decline in our revenue for our ongoing customer segments was primarily due to the revenue decline in our Commercial Segments where revenue declined $215.5 million or 29.0 percent compared to the prior year period as a result of the broad based decline in demand from the slowdown in the economy.  Our HiRel segment also reported a decline in revenue for the fiscal year ended June 28, 2009 as compared to the prior fiscal year.

The decline in our Commercial Segments revenue for the fiscal year ended June 28, 2009 was the result of:

•
A 29.2 percent revenue decrease in our PMD segment as a result of a slowdown in the market, a decline in demand for notebooks and other consumer related products as well as a decline in demand for our previous generation products.

•
A 45.5 percent revenue decrease in our EP segment which was driven by lower sales of our game station related products, reduced content in newer game station devices and lower sales to enterprise server customers.

•	A 36.6 percent revenue decrease in our AP which was a result of a slowdown in the automotive industry and production cuts in the U.S. market.

•	A 9.2 percent revenue decrease in our ESP segment due to the continued slowdown in the market and a decline in our industrial and consumer appliance related products.

The 3.0 percent revenue decrease for the fiscal year ended June 28, 2009 for our HiRel segment was primarily due to lower sales of satellite related products and our fiber-optic communications products, partially offset by stronger sales through our distributor network.

Revenue from our IP activities declined 9.2 percent for the fiscal year ended June 28, 2009 due to the expiration of our broadest MOSFET patents at the end of the prior year, offset by a single $18.7 million one-time amendment of a patent license agreement with one of our principal licensees that was recorded in fiscal year 2009.

Revenue also declined 36.1 percent for our TS segment for the fiscal year ended June 28, 2009 due to the ongoing transfer of production capacity to Vishay under the Transition Product Services Agreement (“TPSA”), entered into with Vishay as part of the PCS Business divestiture (“Divestiture”), and ultimately, termination of wafer processing services for Vishay effective April 30, 2009.  The revenue received by us from such terminated services represents a majority of the revenue reported under our TS segment.

Gross Margin

Our gross margin for our ongoing segments declined 2.3 percentage points during fiscal year 2009 compared to the prior fiscal year.  This decline in our gross margin for our ongoing segments for fiscal year 2009 was due to the unfavorable impact on the gross margin of (1) an increase in charges related to abnormally low capacity utilization during fiscal year 2009; (2) facility consolidation costs reported in cost of sales related to the initiatives at our Newport, Wales and El Segundo, California fabrication facilities and (3) the 24.1 percent decline in our ongoing segment revenue which increased our fixed manufacturing costs as a percentage of revenue.  In addition, during the fiscal quarter ended June 28, 2009, we refined our methodology for accounting for production cost variances to better reflect the current economic environment and its effects, which included demand volatility, abnormally low factory utilization, excess capacity costs, and slower inventory turns during the year.  We also adjusted our product return accrual during the fiscal quarter ended June 28, 2009, to respond to recent changes in actual returns during the quarter.  The net impact of these two items further contributed to our margin decline. These unfavorable gross margin effects were partially offset by a reduction in inventory write-down charges during the fiscal year ended June 28, 2009 compared to the prior fiscal year.

Within our Commercial Segments, our gross margin declined 5.3 percentage points as a result of costs incurred as a result of abnormally low factory utilization and as a result of the decline in revenue of 29.0 percent as we were unable to reduce our fixed manufacturing costs at the same rate as revenue declined.  The abnormally low factory utilization resulted in excess capacity costs which were recognized in costs of goods sold as period costs.  Our PMD and AP segments reported unfavorable gross margin changes as a result of the factors noted above as well as the unfavorable impact of lower average selling price for fiscal year 2009 compared to the prior fiscal year.  These unfavorable gross margin changes were partially offset by our ESP and EP segments which benefited from lower inventory write-down charges during fiscal year 2009 compared to the prior fiscal year and an improvement in the product mix with additional higher margin products shipped during the year.

Our HiRel segment reported a 1.3 percentage point improvement in gross margin for the fiscal year ended June 28, 2009 compared to the prior fiscal year, primarily as a result of a reduction in inventory write-down costs.

For our TS segment, the 11.7 percentage point gross margin decrease was primarily driven by a $2.3 million adjustment related to the deferred gain on the Divestiture and the impact of a significant drop in revenue in the fourth quarter, as we were not able to reduce our fixed manufacturing costs at the same rate as our revenue decline.

Selling, General and Administrative Expense

(Dollar amounts in thousands)	Fiscal Year Ended June 27, 2010	% of Revenue	Fiscal Year Ended June 28, 2009	% of Revenue	Fiscal Year Ended June 29, 2008	% of Revenue	% Revenue Change 2010 vs. 2009	% Revenue Change 2009 vs. 2008

Selling, General and Administrative Expense	$169,190	18.9%	$262,068	35.4%	$287,830	29.2%	(16.5) ppt	6.2 ppt

Selling, general and administrative expense was $169.2 million (18.9 percent of revenue) and $262.1 million (35.4 percent of revenue) for the fiscal years ended June 27, 2010 and June 28, 2009, respectively. The year-over-year decrease in selling, general and administrative expense was primarily due to costs incurred during the fiscal year ended June 28, 2009 associated with the $90.0 million settlement of securities class action litigation, of which we incurred $45.0 million net of insurance proceeds.  In addition, we incurred proxy contest costs, costs related to an audit committee led investigation and filing support costs, in the aggregate, of $37.5 million which did not reoccur in fiscal year 2010.  Further, during the year ended June 27, 2010, costs were reduced through the reduction of headcount and related expenses, lower litigation related expenses, and the receipt of a $9.5 million insurance reimbursement related to the securities litigation.

Selling, general and administrative expense was $262.1 million (35.4 percent of revenue) and $287.8 million (29.2 percent of revenue) for the fiscal years ended June 28, 2009 and June 29, 2008, respectively. The year-over-year decrease in selling, general and administrative expense was due primarily to a $74.2 million reduction in investigation and filing support costs, partially offset by $15.5 million of proxy filing contest and related costs and a $45.0 million charge related to the $90.0 million settlement of securities class action litigation.  The investigation and filing support costs related to the prior Audit Committee-led investigation (“Investigation”) including legal, audit and consulting fees and costs associated with the Investigation, reconstruction of the financial results at our Japan subsidiary, and restatement of multiple periods of consolidated financial statements. The $15.5 million proxy filing cost relates to costs incurred in the year ended June 28, 2009, in connection with our delayed 2007 annual meeting and the unsolicited proposal, tender offer and the annual meeting actions initiated by Vishay.

Excluding the above mentioned costs, selling, general and administrative expense decreased by $12.1 million to $179.6 million during fiscal year 2009 as compared to fiscal year 2008. These cost decreases were primarily due to lower salary related expenses as a result of reduced headcount.

Research and Development Expense

(Dollar amounts in thousands)	Fiscal Year Ended June 27, 2010	% of Revenue	Fiscal Year Ended June 28, 2009	% of Revenue	Fiscal Year Ended June 29, 2008	% of Revenue	% Revenue Change 2010 vs. 2009	% Revenue Change 2009 vs. 2008

Research and Development Expense	$99,310	11.1%	$98,211	13.3%	$105,812	10.7%	(2.2)ppt	2.6 ppt

Research and development (“R&D”) expense was $99.3 million (11.1 percent of revenue) and $98.2 million (13.3 percent of revenue) for the fiscal years ended June 27, 2010 and June 28, 2009, respectively. The year-over-year increase of $1.1 million in R&D expenses was mainly due to an increase in headcount and higher spending on supplies related to new product development.

Research and development expense was $98.2 million (13.3 percent of revenue) and $105.8 million (10.7 percent of revenue) for the fiscal years ended June 28, 2009 and June 29, 2008, respectively. The year-over-year decrease of $7.6 million in R&D expenses was mainly due to our initiatives to size the organization to be in accord with our lower revenue level in fiscal year 2009 as well as savings related to the closure of two R&D facilities in El Segundo, California and Oxted, England.  Costs related to these facility closures were $3.1 million of which $2.4 million was recorded as R&D expense and $0.7 million as restructuring expense in the fiscal year ended June 28, 2009.

Impairment of Goodwill

During the fourth quarter of fiscal year 2010, we completed our annual goodwill impairment tests. Based on the results of these tests, no impairment loss was indicated.

Based on the results of our interim goodwill impairment test at the end of the third quarter of fiscal year 2009, we concluded that for the Automotive Products and Intellectual Property segments, the carrying amount of goodwill exceeded their fair value determined using a discounted cash flow analysis. As a result, we recorded a goodwill impairment charge of $23.9 million during the third quarter of fiscal year 2009. As a result of this impairment, the Automotive Products and Intellectual Property segments carried no goodwill as of June 28, 2009.

In the fourth quarter of fiscal year 2008, we assessed our goodwill for impairment. Our assessment considered current economic conditions and trends, estimated future operating results, anticipated future economic conditions and technology. After completing the first step in the Goodwill impairment analysis, we concluded that the Goodwill in the PMD and former PS segments was impaired. Several factors led to a reduction in forecasted cash flows, including, among others, lower than expected performance in our PS segment, and softening demand and pricing for our products in the PMD segment.  Based on the results of the annual assessment of goodwill for impairment, the net book value of two of our reporting units, PMD and PS, exceed their estimated fair value determined using a discounted cash flow analysis. Our initial assessment of our IP segment in the fourth quarter of fiscal year 2008 also indicated a potential impairment for this segment.  However, subsequent to this analysis, we signed an amendment to an existing patent license agreement which improved our forecasted cash flows for the IP segment, and we determined there was no goodwill impairment.  We recorded goodwill impairment charges of $28.7 million relating to the PMD segment and $3.9 million relating to the EP segment in fiscal year 2008.

Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of cost reduction programs initiated during fiscal years 2009 and 2008, as well as work force reduction actions undertaken as a result of the termination of the wafer services portion of the TPSA.  These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

The following table summarizes restructuring charges incurred related to the restructuring initiatives discussed below.  These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$48,885	$—
Severance and workforce reduction costs	194	6,648	2,670
Other charges	95	960	410
Total asset impairment, restructuring and other charges	$289	$56,493	$3,080

 In addition to the amounts in the table above, we recorded in cost of sales workforce reduction expense related to retention bonuses of $1.0 million and $0.7 million for the fiscal years ended June 27, 2010 and June 28, 2009, respectively, related to the restructuring initiatives. We also incurred costs to relocate and install equipment of $2.1 million and $3.7 million for the fiscal years ended June 27, 2010 and June 28, 2009, respectively. These costs are not considered restructuring costs and were recorded in cost of sales.

The following table summarizes changes in our restructuring related accruals for fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	All Other (1)
Accrued severance and workforce reduction costs, July 1, 2007	$—	$—	$826
Charged to asset impairment, restructuring and other charges	—	—	2,670
Charged to operating expenses	—	—	5,674
Costs paid	—	—	(8,095)
Foreign exchange gains	—	—	16
Accrued severance and workforce reduction costs, June 29, 2008	—	—	1,091
Charged to asset impairment, restructuring and other charges	1,815	3,610	1,678
Charged to operating expenses	—	468	238
Costs paid	(1,574)	(504)	(2,216)
Foreign exchange gains	118	—	1
Change in provision	—	(39)	(416)
Accrued severance and workforce reduction costs, June 28, 2009	359	3,535	376
Charged to asset impairment, restructuring and other charges	—	357	—
Charged to operating expenses	—	1,006	31
Costs paid	(347)	(2)	(244)
Foreign exchange gains	(12)	—	—
Change in provision	—	—	(163)
Accrued severance and workforce reduction costs, June 27, 2010	$—	$4,896	$—

(1)	All Other includes accruals related to Research and Development Facility, the Divestiture, and Other Activities and Charges.

The following table summarizes the total asset impairment, restructuring and other charges by initiative for the fiscal years 2010, 2009 and 2008:

	Newport, Wales	El Segundo	Research & Development Facility	Divestiture and Other Charges	Total
Fiscal 2008 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$—	$—	$2,670	$—	$2,670
Other charges	—	—	410	—	410
Total fiscal 2008 asset impairment, restructuring and other charges	$—	$—	$3,080	$—	$3,080

Fiscal 2009 reported in asset impairment, restructuring and other charges:
Asset impairment	$48,885	$—	$—	$—	$48,885
Severance and workforce reduction costs	1,815	3,571	381	881	6,648
Other charges	33	654	273	—	960
Fiscal 2009 total asset impairment, restructuring and other charges	$50,733	$4,225	$654	$881	$56,493

Fiscal 2010 reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—	$—
Severance and workforce reduction costs	—	357	(47)	(116)	194
Other charges	—	—	95	—	95
Fiscal 2010 total asset impairment, restructuring and other charges	$—	$357	$48	$(116)	$289

Newport, Wales Fabrication Facility Consolidation Initiative

Subsequent to initiating the plan to consolidate the Newport, Wales manufacturing operations and exiting certain portions of the facility, there was a significant recovery in demand during the latter part of fiscal year 2009.  To service this unforeseen demand, we have reopened much of the space previously designated for closure as part of this initiative.  Based on our current demand outlook, we do not anticipate re-initiating this factory consolidation until, at the earliest, the second half of fiscal year 2011.  The total pre-tax cost of the consolidation plan was approximately $52.4 million of which $48.9 million were non-cash charges. These charges consisted of severance and other workforce reduction costs of $1.8 million, asset impairment charges of $48.9 million, and other costs incurred to close or consolidate the facilities of $1.7 million.  Through the end of fiscal year 2009, we had recorded $52.0 million of the estimated costs to complete the initiative including the asset impairment charge.  During fiscal year 2010, we recorded $0.5 million of costs related to moving and installing equipment and do not expect to incur any further costs related to this initiative.  These equipment movement and installation costs were charged to cost of sales.

As a result of the changes to the plan and an increase in the volumes processed at the Newport fabrication facility, there were no cost savings realized related to this initiative during fiscal year 2010.  When the factory consolidation is re-initiated and completed we estimate that annual fixed cost savings as a result of this consolidation will be approximately $4.1 million.  Cash payments for this initiative were approximately $0.9 million during fiscal year 2010.

El Segundo, California Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million will be non-cash charges.  These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of the additional costs relate to equipment relocation and installation, and the reconfiguration of ventilation systems.  These costs will be charged to operating expense. Through the end of fiscal year 2009, the Company had recorded $3.6 million of severance costs, $0.7 million other workforce reduction costs, and $2.3 million of other charges for this initiative.  Due to a significant increase in demand, we have delayed the closure of this facility.  We will evaluate the timing of this facility closure based on the demand outlook and the availability of external capacity.  Based on our current demand outlook, we do not anticipate re-initiating the closure of this factory until, at the earliest, the second half of fiscal year 2011.

Cash payments for this initiative were approximately $1.6 million for the fiscal year ended June 27, 2010, and are estimated to be approximately $7.4 million for fiscal year 2012.  We estimate cost savings from the El Segundo, California fabrication facility closure initiative of approximately $12.1 million per year, beginning, at the earliest, in fiscal year 2012.  These costs savings will result in reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these cost savings will be offset by additional costs incurred in other locations.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. We have completed the closure of the Oxted, England facility, and intend to sell the property when market conditions improve.  We will complete the closure of and exit the El Segundo, California facility in conjunction with shutting down the adjacent El Segundo, California fabrication facility.  Through fiscal year 2009, we had incurred approximately $7.3 million of the estimated costs to complete this initiative.  Restructuring related cash payments were approximately $0.3 million during fiscal year 2010, and are estimated to be $1.4 million for fiscal year 2011.

This restructuring initiative resulted in cost savings of approximately $7.1 million for the fiscal year ended June 27, 2010.  These savings came from reduced salaries and facility overhead reductions, and reduced research and development expense.

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

Other Impairment Charges

In addition to the Newport facility asset impairment of $48.9 million during fiscal year 2009, we recorded asset impairment charges of $2.8 million related to assets removed from service mainly in our Tijuana, Mexico facility as well as at certain contract manufacturing facilities and other facilities.  Since the decision to remove these assets from service was in response to a reduction in demand and not related to an exit activity, the associated asset impairment charges were recorded in cost of sales, not in asset impairment, restructuring and other charges.

Gain on Divestiture

In June, 2009, we entered into a settlement agreement with Vishay, and as a result, resolved certain disputes related to the Divestiture of the PCS Business in fiscal year 2007.  The settlement agreement resolved the contingencies related to the gain from the Divestiture which had been deferred since the divestiture in fiscal year 2007.  As a result we reported a gain from the Divestiture of $96.1 million for fiscal year 2009.  See Note 3, “Gain on Divestiture,” in the notes to the consolidated financial statements for further discussion of the gain on Divestiture.

Other Income and Expense

Other expense primarily includes foreign currency fluctuations, dividend income from our equity investments, investment impairments and excess returns from our employee deferred compensation plan.  Other expense, net, was $2.0 million and $39.7 million for the fiscal years ended June 27, 2010 and June 28, 2009, respectively.  The decrease in expense was due primarily to a decrease in other-than-temporary investment impairment charges to $3.4 million in fiscal year 2010 compared to $39.2 million during fiscal year 2009.

For fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008, we recognized foreign currency exchange gains (losses) of $(0.4) million, $1.3 million, $(0.03) million, respectively, in other expense.  These gains and losses were primarily from foreign currency forward contracts and non-functional currency receivables and payables balances.

Other expense was $39.7 million and $19.4 million for the fiscal years ended June 28, 2009 and June 29, 2008, respectively.  The increase in expense was due to investment impairment charges of $39.2 million recorded during fiscal year 2009.

Interest Income and Expense

Interest income was $11.7 million, $13.0 million and $31.8 million for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008, respectively.  The decline in interest income for fiscal year 2010 compared to fiscal year 2009, was the result of lower prevailing interest rates on lower average cash and investment balances during fiscal year 2010.  The decline in interest income for fiscal year 2009 compared to fiscal year 2008 was due to an increase in net realized losses on the sale of securities and lower prevailing interest rates on lower average cash and investment balances during fiscal year 2009.

Interest expense was $0.5 million, $1.3 million, and $2.7 million for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008, respectively, primarily reflecting lower interest expense due to the termination of our revolving line of credit early in fiscal year 2009.

Income Taxes

The effective tax rate was (182.3) percent and 62.7 percent for the fiscal years ended June 27, 2010 and June 28, 2009, respectively.  The rate for the fiscal year ended June 27, 2010 was lower than the expected U.S. federal statutory rate of 35 percent primarily due to the release of contingent liabilities related to uncertain tax positions and lower statutory rates in certain foreign jurisdictions which were partially offset by actual and deemed distributions.  The effective rate for the fiscal year ended June 28, 2009 was higher than the expected U.S. federal statutory tax rate of 35 percent primarily due to the increase in our deferred tax asset valuation allowance, the inability to benefit from state taxes, deemed foreign distributions, and the non deductibility of a portion of our impairment of goodwill, which were partially offset by the release of contingent liabilities related to uncertain tax positions and lower statutory rates in certain foreign jurisdictions.

The effective tax rate was 62.7 percent and (41.6) percent for the fiscal years ended June 28, 2009 and June 29, 2008, respectively.  The effective rate for the fiscal year ended June 28, 2009 was higher than the expected U.S. federal statutory tax rate of 35 percent as a result of the factors noted above. The effective rate for the fiscal year ended June 29, 2008 was lower than the expected U.S. federal statutory rate of 35 percent primarily from the availability of operating loss carrying backs, the release of tax contingencies largely related to certain penalties, R&D and foreign tax credits, and lower statutory tax rates in certain foreign jurisdictions, which were partially offset by the impairment of non deductible goodwill, deemed foreign distributions, and an increase in tax contingencies.

We are evaluating possible tax planning strategies which may impact the valuation allowances currently recorded on our deferred tax assets in the United Kingdom (“UK”). Such strategies may result in the reduction of long-term deferred tax assets and their corresponding valuation allowances as well as the release of all valuation allowances recorded in the UK.  The current value of our deferred tax assets with a corresponding valuation allowance in the UK is $63.4 million.  In addition, the UK, subsequent to the end of fiscal year 2010, enacted a reduction in its corporate income tax rate from 28 percent to 27 percent.  This rate reduction will also decrease the value of current and long-term deferred tax assets and their corresponding valuation allowances.  It may also reduce the benefit to continuing operations arising from a net reduction in these valuation allowances.  At this time it is difficult to predict the timing of the utilization of current and long-term deferred tax assets in the UK.  Therefore, no net value is given for these deferred tax assets for fiscal year June 27, 2010.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations

Our contractual obligations described below, as of the fiscal year ended June 27, 2010 are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	5 Years & Thereafter
Operating leases (1)	$13,796	$7,630	$2,921	$1,864	$839	$468	$74
Purchase commitments:
Capital purchase obligations	18,279	18,279	—	—	—	—	—
Take or pay foundry purchase obligations	11,700	4,680	4,680	2,340	—	—	—
Other purchase obligations	60,295	54,267	2,488	2,488	754	298	—
Total contractual obligations	$104,070	$84,856	$10,089	$6,692	$1,593	$766	$74

	Amount of Commitment by Expiration Period
Commercial commitments	Total	2011	2012	2013	2014	Thereafter
Bank guarantees and letters of credit (1)	$2,405	$2,405	$—	$—	$—	$—
Total bank guarantees and letters of credit	$2,405	$2,405	$—	$—	$—	$—

(1)	These represent our off-balance sheet arrangements.

The contractual obligations table above does not include reserves recorded in fiscal year 2007 for indemnifications provided to Vishay related to certain tax obligations for divested entities or for liabilities related to unrecognized tax benefits, as we are unable to reasonably estimate the timing of settlement for these liabilities.  As of June 27, 2010, we have reserves of $5.5 million in other long-term liabilities for the indemnification liability and $18.9 million for non-current liabilities related to unrecognized tax benefits.

Other purchase obligations in the table above represent agreements with suppliers to supply wafers, inputs to the wafer manufacturing process including ultra pure water and certain gases as well as waste water treatment services.

Other cash commitments include planned cash outflow related to cost reduction plans initiated at our El Segundo and Temecula, California wafer fabrication facilities during fiscal year 2011.  We estimate that cash outflows for these initiatives will be approximately $7.4 million during the second half of fiscal year 2011, or the first half of fiscal year 2012.  For all other initiatives, estimated cash outflows are $1.4 million for fiscal year 2011.   Cash payments related to all the aforementioned cost reduction initiatives were $2.8 million for fiscal year 2010.

On October 27, 2008, our Board of Directors authorized a stock repurchase program of up to $100.0 million.  On July 20, 2010 our Board of Directors authorized an additional $50.0 million for the stock repurchase program bringing the total program authorization to $150.0 million.  Repurchases of our shares of common stock under this program may be made in the open market or through privately negotiated transactions.  The timing and actual number of shares repurchased depends on market conditions and other factors.  The stock repurchase program may be suspended at any time without prior notice.   For the fiscal year ended June 27, 2010, we repurchased approximately 1.3 million shares for approximately $25.0 million.  To date, we have purchased an aggregate of approximately 3.2 million shares for approximately $48.6 million under the program.

As of June 27, 2010, we had no outstanding credit facilities or long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment.  In addition, we provide standby letters of credit or other guarantees as required for certain transactions.  From time to time, we provide cash collateral in support of outstanding letters of credit as we do not have a standing facility to provide security for letters of credit.  See tables under “Contractual Obligations” as disclosed previously in this “Liquidity and Capital Resources” section.

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements which include capital expenditures, research and development costs, restructuring costs, and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and, cash from operations.  While we currently have no outstanding long-term debt or credit facilities, in the longer term, we may need to borrow additional funds if we are unable to generate sufficient cash from operations to meet our operating or capital requirements.  As such, we may evaluate, from time to time, opportunities to sell debt securities or obtain credit facilities to provide additional liquidity. Our long-term corporate credit rating from Fitch as of June 27, 2010 was BB.

As of June 27, 2010, we had $582.9 million of total cash (excluding $3.7 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $17.6 million from June 28, 2009.  The decrease in our cash and investments was the result of capital equipment expenditures of $58.1 million and purchases of our outstanding common stock under our stock repurchase program of $25.0 million partially offset by cash provided by operations of $52.2 million and proceeds from the exercise of employee stock options.  We estimate that capital equipment expenditures for fiscal year 2011 will be in the range of $130.0 million to $150.0 million, including expenditures for the implementation of an enterprise resource planning system.

Included in long-term investments were mortgaged-backed and asset-backed securities.  We have reduced our exposure to these financial instruments during the past two fiscal years from a fair value balance of $168.2 million at the end of fiscal year 2008 to a fair value balance of $23.3 million (4.0 percent of cash and cash equivalents, short-term and long-term investments) and $39.2 million (6.5 percent of cash and cash equivalents, short-term and long-term investments) as of June 27, 2010 and June 28, 2009, respectively (see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” for discussions about our investment strategy).

The markets for mortgage-backed and asset-backed securities have been severely impacted by the subprime mortgage and other ensuing credit crises.  As a result we made a decision to reduce our positions in these securities during the second quarter of fiscal year 2009.  As we did not have the intent to hold these securities until maturity, we have recorded impairment charges of $0.9 million during fiscal year 2010 for other-than-temporary impairments to reduce the carrying value of these securities to their fair value. During fiscal year 2009, we recorded a $39.2 million charge for other-than-temporary impairments relating to certain available-for-sale securities as a result of declines in their fair market values.

Total cash, cash equivalents, and investments at the end of each year were as follows (in thousands):

	Fiscal Year Ended
	June 27, 2010	June 28, 2009
Cash and cash equivalents	$229,789	$365,761
Investments	353,135	234,755
Total cash, cash equivalents, and investments	$582,924	$600,516

Our outlook for fiscal year 2011 is that we anticipate that our operating cash flow will continue to be a net cash inflow throughout the fiscal year and that total cash flow will be a modest net inflow.

Cash Flow

Our cash flows were as follows (in thousands):

	Fiscal Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Cash flows provided by (used in) operating activities	$52,229	$(41,711)	$36,400
Cash flows (used in) provided by investing activities	(167,456)	109,608	(12,687)
Cash flows (used in) provided by financing activities	(19,213)	(19,190)	(554,950)
Effect of exchange rates	(1,532)	(3,410)	(1,339)
Net (decrease) increase in cash and cash equivalents	$(135,972)	$45,297	$(532,576)

Non-cash adjustments to cash flows provided by operations during the fiscal year ended June 27, 2010 included add backs of $75.1 million of depreciation and amortization, $11.4 million of stock compensation expense, and $3.3 million for impairment of long-term investments, as well as reductions of $3.0 million for adjustments to inventory reserves, and $2.2 million for bad debt recoveries. Changes in operating assets and liabilities reduced cash provided by operations by $100.7 million, primarily attributed to increases in trade accounts receivable and inventories, and decreases in other accrued expenses and accrued income taxes payable, partially offset by increases in accounts payable and accrued salaries and wages.

Cash used in investing activities during the fiscal year ended June 27, 2010 was the result of the purchase of investments of $407.4 million, as we invested excess cash balances and reinvested proceeds from the sale or maturity of investments in new securities, and capital expenditures of $58.1 million.  These uses of cash were partially offset by proceeds from the sale or maturities of investments of $292.7 million.

Cash used in financing activities during fiscal year 2010 of $19.2 million was from cash used for stock repurchases under the stock repurchase program, which was partially offset by proceeds from the exercise of stock options.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories.  Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.   Our working capital at June 27, 2010 was $700.7 million.

The changes in working capital during fiscal year 2010 were as follows:

	June 27,	June 28,
	2010	2009	Change
Current Assets
Cash and cash equivalents	$229,789	$365,761	$(135,972)
Restricted cash	1,913	3,925	(2,012)
Short-term investments	309,384	113,247	196,137
Trade accounts receivable, net	156,753	98,515	58,238
Inventories	170,168	151,121	19,047
Current deferred tax assets	2,085	1,223	862
Prepaid expenses and other receivables	40,243	27,613	12,630
Total current assets	$910,335	$761,405	$148,930

Current Liabilities
Accounts payable	$94,646	$62,570	$32,076
Accrued income taxes	5,764	6,830	(1,066)
Accrued salaries, wages and commissions	32,279	22,325	9,954
Current deferred tax liabilities	1,686	2,793	(1,107)
Other accrued expenses	75,259	114,043	(38,784))
Total current liabilities	209,634	208,561	1,073
Net working capital	$700,701	$552,844	$147,857

The decrease in cash and cash equivalents of $136.0 million was due primarily to the purchase of short-term investments with excess cash balances during fiscal year 2010.  The corresponding increase in short-term investments of $196.1 million was primarily the result of the investment of excess cash balances, as noted above, as well the shift of a significant portion of our long-term investments into more liquid, less volatile investments.

The increase in net trade accounts receivable of $58.2 million mirrors the increase in revenue during fiscal year 2010 compared to the prior fiscal year.  The impact of the increase in revenue on accounts receivable was partially offset by an improvement in days sales outstanding of approximately 5 days as of the end of fiscal year 2010 compared to the prior fiscal year.

The increase in inventory of $19.0 million reflects an increase in raw materials and work-in-process inventory to service the continuing increase in product demand during fiscal year 2010.  Finished goods inventory was essentially flat on a year-over-year basis.

The increase in current deferred tax assets of $0.9 million was due primarily to the reclassification of certain amounts to long-term deferred tax assets and current and long-term deferred tax liabilities.

The increase in prepaid expenses and other receivables of $12.6 million was the result of an increase in various prepaid items including prepaid property tax, prepaid workers’ compensation loss fund, prepaid maintenance, and a reclassification of certain deferred tax charge amounts.

The increase in accounts payable of $32.1 million reflects the increase in revenue and inventories during fiscal year 2010 as well as the timing of payments.

The increase in accrued salaries, wages and commissions of $10.0 million was due to an increase in accrued bonuses as a result of achievement of profitability goals during the third and fourth quarters of fiscal year 2010, an increase in accrued salaries as a result of an increase in employees during the year, and an increase in accrued vacation and holiday pay.

The decrease in other accrued expenses of $38.8 million reflects the payment of $45.0 million to the escrow agent for the settlement of a securities class action lawsuit entered into on July 29, 2009.  This decrease was partially offset by increases in certain revenue reserves and deferred revenue as a result of the increase in revenue during fiscal year 2010 as compared to the prior fiscal year.

Other

In connection with certain tax matters described in Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements, we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $2.9 million is more likely than not and as such, we have not recognized them as income tax benefits in our financial statements.  In the fourth quarter of fiscal year 2010, we received a refund of approximately $10.6 million.

During fiscal year 2009, we filed amended U.S. federal income tax returns and claimed a refund.  We estimated the refund would be $23.6 million.  We received $18.7 million during fiscal year 2009, and an additional $0.2 million during fiscal year 2010 bringing the total refund received to approximately $18.9 million.  We filed a claim during fiscal year 2010 to receive the additional refund.

Recent Accounting Pronouncements

Information set forth under Part II, Item 8, Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” is incorporated herein by reference.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities.  The U.S. Securities and Exchange Commission has defined critical accounting policies as those that “are both most important to the portrayal of the company’s financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.”  As such, we have identified the following policies as our critical accounting policies: Revenue recognition and allowances for sales returns and price concessions, fair value of financial instruments, impairment of long-lived assets, intangibles and goodwill, other-than-temporary impairments, inventory valuation, income taxes and loss contingencies.

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

Revenue Recognition and Allowances

We recognize revenue when persuasive evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. We recognize revenue upon shipment or upon delivery, depending on specific contractual terms and/or shipping terms with the customer. If title transfer and risk of loss are addressed explicitly in a customer contract or by reference to the standard terms and conditions, those stated terms determine whether the recognition of revenue on product sales to that customer shall be upon either shipment or delivery. If the contract is silent and lacks reference to our standard terms and conditions, and barring other contrary information, transfer of title and risk of loss will follow the historical shipping terms for that customer. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by us to deliver the product to the customer.

Generally, we recognize revenue on sales to distributors using the "sell in" method (i.e. when product is sold to the distributor) rather than the "sell through" method (i.e. when the product is sold by the distributor to the end user). Certain distributors and other customers have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if we lower our price on products held in the distributor's inventory. Additionally, in certain limited cases, we may pre-approve a credit to a distributor to facilitate a particular sale by the distributor to an end customer. We estimate and establish allowances for expected future product returns and credits and record a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time we make changes to our distributor price book. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. We monitor product returns and potential price adjustments on an ongoing basis.

We have consignment inventory arrangements with certain of our customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer's projected needs, but we do not recognize revenue unless and until the customer notifies us that a product has been removed from the warehouse to be incorporated into the customer’s end products, and all other revenue recognition criteria are met.

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

Fair Value of Financial Instruments

While the visibility into market values for securities generally has improved during the past fiscal year, some of our financial assets continue to be more difficult to value than in the past or require complex valuation techniques.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels (with Level 3 being the lowest) defined as follows:

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

•
Level 3—Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instrument’s valuation.  Our financial assets valued using Level 3 inputs include asset-backed securities, certain mortgage-backed securities, put option and other equity investments.

Certain of our financial assets are measured using inputs, such as pricing models, discounted cash flow methodologies or similar techniques, where at least one significant model assumption or input is unobservable, a Level 3 input. We use Level 3 inputs for financial assets that include a non-transferable put option on a strategic investment and certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. The put option on a strategic investment was valued using option pricing models based on the income approach. Level 3 inputs were also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At June 27, 2010 and June 28, 2009, these securities were valued primarily using an independent valuation firm or broker pricing models that are based on the market and income approaches.

Impairment of Long-Lived Assets, Intangibles and Goodwill

We evaluate the carrying value of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

We evaluate the carrying value annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist.  In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.  We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In the first step of the impairment test, we estimate the fair value of the reporting unit.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform the second step which compares the implied fair value of the goodwill to the carrying amount of that goodwill, and if less, we write down the carrying amount of the goodwill to its implied fair value.

 The fair value of our reporting units is determined using a combination of the income approach, which estimates fair value of our reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of our reporting units based on comparable market multiples.  The comparable companies utilized in our evaluation are primarily our major competitors as listed in Part I, Item 1 of this Annual Report on Form 10-K.  The discount rates we considered for determining discounted cash flows ranged from approximately 13 percent to 15 percent; based upon our assessment of the risks associated with the projected cash flows and market based estimates of capital costs we used a rate in the middle of this range.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions.  These estimates and assumptions include estimates of future revenue and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, changes in working capital, discount rates, selection of appropriate peer group companies, and the selection of appropriate control premiums.  Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates. Changes in assumptions regarding future results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

Our annual evaluation during fiscal year 2010 indicated that the fair value of our reporting units was more than their carrying value; however, during the third quarter of fiscal year 2009 we concluded that events and changes in circumstances, including our performance against business plan and the outlook for our business and industry, warranted an interim impairment analysis of goodwill.  Based on the results of this interim goodwill impairment test, we concluded that the Automotive Products and Intellectual Property reporting units’ carrying value exceeded their fair value.  As a result we recorded a goodwill impairment charge of $23.9 million during the third quarter of fiscal year 2009.  In addition and based on our annual impairment test in the fourth quarter for fiscal year 2008, we determined that goodwill was impaired as of the end of the fiscal year ended June 29, 2008 and recognized an impairment charge of $32.6 million. See Part II, Item 8, Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies,” for a description of the goodwill impairment.

We evaluate all other long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Factors we consider include:

▪	Significant changes in the manner of use of acquired assets or the strategy for our overall business,

▪	Significant negative industry or economic trends, and

▪	Significant technological changes which may render the asset obsolete.

We evaluate long-lived assets based upon an estimate of future undiscounted cash flows.  Recoverability of these assets is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset.  Future net undiscounted cash flows include estimates of future revenues and expenses which are based on projected growth rates.  During fiscal year 2010, no events or changes in circumstances occurred which would indicate that the carrying value of our long-lived assets may not be recoverable; however, during fiscal year 2009 we performed an impairment review of long-lived assets during the second and third fiscal quarters and recorded a combined impairment charge of $51.7 million for long-lived assets determined to have been impaired.

Other-Than-Temporary Impairments

We evaluate available-for-sale securities for other-than-temporary impairment.  Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.  Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and our intent and ability to retain the security in order to allow for an anticipated recovery in fair value.  If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings.  Other-than-temporary impairments relating to certain available-for-sale securities for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 were $3.4 million, $39.2 million, and $8.4 million, respectively, and were included in other expense.  As of June 27, 2010, we had de minimis unrealized losses related to debt instruments classified as available-for-sale, and no unrealized losses on equity investments.

Inventories

Inventories are stated at the lower of cost (generally first-in, first-out) or market.  Inventories are reviewed for excess and obsolescence based upon demand forecasts within a specific time horizon and reserves are established accordingly. If actual market demand differs from our forecasts, our financial position, results of operations, and cash flows may be materially impacted. Manufacturing costs deemed to be abnormal, such as idle facility expense, or cost associated with abnormally low capacity levels, excessive spoilage, double freight, and re-handling costs are charged to cost of sales in the current period, rather than capitalized as part of ending inventory.  If the current period production, including materials, labor and overhead costs, differ significantly from our normal capacity utilization, our gross margin and inventory may be materially impacted.

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to determine deferred tax assets and liabilities and the recoverability of deferred tax assets.  Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies.  Valuation allowances are established for deferred tax assets that we believe do not meet the “more likely than not” realization threshold.  Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors.  If our assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense.  Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, credit other comprehensive income, or credit additional paid-in capital, as applicable.  Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in our tax provision.  We recognize any interest and penalties associated with income taxes in the corresponding liability of accrued income taxes or  long-term income taxes payable.

Valuation allowances have been established for most of our U.S. deferred tax assets, which we believe do not meet the “more likely than not” realization threshold.  We examined the four sources of taxable income which allow the realization of deferred tax assets. They are: carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences.  As of June 27, 2010 we have valuation allowances against most of our net U.S. deferred tax assets in the total amount of $173.0 million and a full valuation allowance against our net United Kingdom (“U.K.”) Newport, Wales subsidiary’s deferred tax assets in the amount of $63.4 million.

As cumulative pre-tax losses for the current and prior two years in the Company’s U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards.  As to positive evidence which would outweigh the foregoing negative evidence, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections.  This would have resulted in a complete valuation allowance on all U.S. deferred tax assets.  However, we were able to recognize $2.6 million of deferred tax assets based upon a reasonable tax planning strategy.

In our U.K. Newport, Wales subsidiary, cumulative pre-tax losses for the current and prior two years constitute significant negative evidence.  Therefore, we require positive evidence of equal or greater significance at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards.  In evaluating the positive evidence available in this situation, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections.

We recognize certain tax liabilities for anticipated tax audit findings in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which additional taxes would be due. If the audit findings result in actual taxes owed more or less than what we had anticipated, our income tax expense would be increased or decreased, accordingly, in the period of the determination.

As of June 27, 2010, U.S. income taxes have not been provided on approximately $24.2 million of undistributed earnings of foreign subsidiaries since we consider these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

Loss Contingencies

We are subject to various claims and litigation arising in the ordinary course of business.  Because of the nature and inherent uncertainties of litigation and claims, the outcomes of these matters are subject to significant uncertainty.  We accrue for these matters if it is probable that an asset has been impaired or a liability has been incurred and if the amount of the loss can be reasonably estimated.  We disclose loss contingencies if it is at least reasonably possible that a loss has been incurred.  The factors we evaluate to determine whether or not to accrue a reserve include the probability of an unfavorable outcome and our ability to develop a reasonable estimate of the loss.

Out-of-Period Adjustments

Included in the results for the fiscal years 2010 and 2009 are a number of corrections of prior period errors, some of which increased and some of which decreased net income (loss).  Based on our current financial condition and results of operations, management has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current periods to date, both individually and in the aggregate.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

           Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at June 27, 2010, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $2.6 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.

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

A significant amount of our revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, we have currency exposure related mainly to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, we have a sales office and a Semiconductor Fabrication Facility with revenues primarily in U.S. Dollars and Euro and expenses in British Pound Sterling.  To protect against exposure to currency exchange rate fluctuations, we have established balance sheet translation risk hedging programs.  Currency forward contract hedges have generally been utilized in these risk management programs.  Our hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

In May 2006, the Company entered into a forward contract for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by its Japan subsidiary.  The Company had designated the forward contract as a cash flow hedge.  Under the terms of the forward contract, the Company was required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011.  In December 2007, the Company terminated the forward contract and received $2.8 million of cash as part of the settlement.  The net gain at the forward contract’s termination date was reported in accumulated other comprehensive income and recognized in earnings over the originally specified contractual time through March 2011, unless it became probable that the forecasted transactions would not occur.

The Company concluded that beginning in the fourth quarter of fiscal year 2009, the May 2006 forward contract in Yen would not have been an effective hedge. As a result of this ineffectiveness in the hedge on a retroactive basis, the Company reassessed the effectiveness of the hedge on a prospective basis and determined that the hedge was ineffective on a prospective basis.  As a result of the determination that the hedge was ineffective, the Company recognized the remaining unamortized balance of the gain of $1.6 million in other income during the first quarter of fiscal year 2010.

In October 2004, our Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars.  The transaction commencement date was in March 2005 and the termination date is in April 2011.  Each month, we exchange 9,540,000 Yen for $100,000.  When the applicable currency exchange rate is less than or equal to $1 to Yen 95.40, we exchange 18,984,600 Yen for $199,000.

We had approximately $58.3 million and $26.2 million in notional amounts of forward contracts not designated as accounting hedges as of June 27, 2010 and June 28, 2009, respectively.  Net realized and unrealized foreign-currency gains (losses) related to foreign currency forward contracts recognized in earnings, as a component of other expense, were $1.3 million and $2.3 million for the fiscal years ended June 27, 2010 and June 28, 2009, respectively.

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

At June 27, 2010, we had $582.9 million of total cash, cash equivalents and investments, consisting of available-for-sale fixed income securities.  We manage our total portfolio to encompass a diversified pool of investment-grade securities. The average credit rating of our investment portfolio is A-/A3.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns.  To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

 ITEM 8. CONSOLIDATED  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm-Ernst & Young LLP	50
Report of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP	51
Financial Statements
Consolidated Statements of Operations for the Fiscal Years Ended June 27, 2010, June 28, 2009 and June 29, 2008	52
Consolidated Balance Sheets as of June 27, 2010 and June 28, 2009	53
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years Ended June 27, 2010, June 28, 2009 and June 29, 2008	54
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 27, 2010, June 28, 2009 and June 29, 2008	56
Notes to Consolidated Financial Statements	57
Supporting Financial Statement Schedule:

Schedule No.	Page
II. Valuation and Qualifying Accounts and Reserves for the Fiscal Years Ended June 27, 2010, June 28, 2009 and June 29, 2008	118

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Rectifier Corporation and Subsidiaries as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended June 27, 2010.  Our audits also included the financial statement schedule for the years ended June 27, 2010 and June 28, 2009 listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 27, 2010 and June 28, 2009, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule for the years ended June 27, 2010 and June 28, 2009, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Rectifier Corporation and Subsidiaries’ internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2010 expressed an unqualified opinion thereon.

                                                                                                                         /s/ Ernst & Young LLP
Los Angeles, California
August 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of International Rectifier Corporation

In our opinion, the accompanying consolidated statements of operations, of cash flows and of stockholders' equity and comprehensive income (loss) for the year ended June 29, 2008 present fairly, in all material respects, the results of operations and cash flows of International Rectifier Corporation and its subsidiaries for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended June 29, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
September 15, 2008, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the change in accounting principle for patent-related costs discussed in Note 1 and the change in reportable segments discussed in Note 9 to the consolidated financial statements included in the 2009 Form 10-K filed on August 27, 2009 (not separately presented herein), as to which the date is August 26, 2009, and the change in reportable segments discussed in Note 9 and the revision discussed in Note 2 to these consolidated financial statements, as to which the date is August 24, 2010

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Revenues	$895,297	$740,419	$984,830
Cost of sales	602,700	515,563	662,007
Gross profit	292,597	224,856	322,823

Selling, general and administrative expense	169,190	262,068	287,830
Research and development expense	99,310	98,211	105,812
Impairment of goodwill	—	23,867	32,624
Amortization of acquisition-related intangible assets	4,375	4,408	4,656
Asset impairment, restructuring and other charges	289	56,493	3,080
Gain on divestiture	—	(96,136)	—
Operating income (loss)	19,433	(124,055)	(111,179)
Other expense, net	2,019	39,717	19,423
Interest income, net	(11,221)	(11,694)	(29,093)
Income (loss) before income taxes	28,635	(152,078)	(101,509)
(Benefit from) provision for income taxes	(52,192)	95,339	(42,268)
Net income (loss)	$80,827	$(247,417)	$(59,241)
Net income (loss) per common share:
Basic:
Net income (loss) per common share	$1.13	$(3.42)	$(0.81)
Diluted:
Net income (loss) per common share	$1.13	$(3.42)	$(0.81)
Average common shares outstanding—basic	70,958	72,295	72,819
Average common shares and potentially dilutive securities outstanding—diluted	71,248	72,295	72,819

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 27, 2010	June 28, 2009
ASSETS
Current assets:
Cash and cash equivalents	$229,789	$365,761
Restricted cash	1,913	3,925
Short-term investments	309,384	113,247
Trade accounts receivable, net of allowances of $3,725 for 2010 and $5,102 for 2009	156,753	98,515
Inventories	170,168	151,121
Current deferred tax assets	2,085	1,223
Prepaid expenses and other receivables	40,243	27,613
Total current assets	910,335	761,405
Restricted cash	1,753	—
Long-term investments	43,751	121,508
Property, plant and equipment, at cost, net	347,745	369,713
Goodwill	74,955	74,955
Acquisition-related intangible assets, net	7,446	11,821
Long-term deferred tax assets	7,738	7,994
Other assets	47,194	53,911
Total assets	$1,440,917	$1,401,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,646	$62,570
Accrued income taxes	5,764	6,830
Accrued salaries, wages and commissions	32,279	22,325
Current deferred tax liabilities	1,686	2,793
Other accrued expenses	75,259	114,043
Total current liabilities	209,634	208,561
Long-term deferred tax liabilities	5,334	4,439
Other long-term liabilities	34,504	53,055
Total liabilities	249,472	266,055
Commitments and contingencies
Stockholders’ equity:
Common shares, $1 par value, authorized: 330,000,000; issued and outstanding: 70,324,178 shares in 2010 and 71,192,390 shares in 2009	73,518	73,101
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2010 and 2009	—	—
Capital contributed in excess of par value	997,637	981,786
Treasury stock, at cost; 3,193,930 shares in 2010 and 1,909,649 shares in 2009	(48,671)	(23,632)
Retained earnings (1)	179,189	98,362
Accumulated other comprehensive income (1)	(10,228)	5,635
Total stockholders’ equity	1,191,445	1,135,252
Total liabilities and stockholders’ equity	$1,440,917	$1,401,307

(1)	See Note 2, “Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income,” in notes to the consolidated financial statements.

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Shares	Capital Contributed in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, July 1, 2007 as previously reported	$72,811	$958,417	$—	$391,673	$100,444		$1,523,345
Adjustments to opening stockholders’ equity (1)	—	—	—	13,347	(13,347)		―
Balance, July 1, 2007 (As Adjusted)	72,811	958,417	—	405,020	87,097		1,523,345
Net loss for the year ended June 29, 2008	—	—	—	(59,241)	—	$(59,241)	(59,241)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(6,971)	—
Unrealized loss on foreign currency forward contract, net of deferred tax provision of $0	—	—	—	—	—	(3,941)	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax provision of $0	—	—	—	—	—	(21,054)	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $0	—	—	—	—	—	(1,219)	—
Other comprehensive loss	—	—	—	—	(33,185)	(33,185)	(33,185)
Comprehensive loss	—	—	—	—	—	(92,426)	—
Issuance of common shares:
Exercise of stock options-15,000 shares	15	174	—	—	—		189
Tax charge from exercise stock options	—	(1,019)	—	—	—		(1,019)
Stock-based compensation expense	—	14,348	—	—	—		14,348
Balance, June 29, 2008 (1)	72,826	971,920	—	345,779	53,912		1,444,437
Net loss for the year ended June 28, 2009	—	—	—	(247,417)	—	(247,417)	(247,417)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(64,436)	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax provision of $3,013	—	—	—	—		14,221	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $0	—	—	—	—	—	1,938	—
Other comprehensive loss	—	—	—	—	(48,277)	(48,277)	(48,277)
Comprehensive loss	—	—	—	—	—	$(295,694)	—
Issuance of common shares:
Exercise of stock options and vesting of RSU’s—274,633 shares	275	2,247	—	—	—		2,522
Repurchase of common stock-1,909,649 shares	—	—	(23,632)	—	—		(23,632)
Tax charge from exercise of stock options	—	(340)	—	—	—		(340)
Stock-based compensation expense	—	7,959	—	—	—		7,959
Balance, June 28, 2009 (1)	$73,101	$981,786	$(23,632)	$98,362	$5,635		$1,135,252

(1)	See Note 2, “Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income,” in notes to the consolidated financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

(In thousands, except share data)

	Common Shares	Capital Contributed in Excess of Par Value of Shares	Treasury Stock, at Costs	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 28, 2009 (1)	$73,101	$981,786	$(23,632)	$98,362	$5,635		$1,135,252
Net income for the year ended June 27, 2010	—	—	—	80,827	—	$80,827	80,827
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(15,043)	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax provision of $1,772	—	—	—	—	—	745	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $0	—	—	—	—	—	(1,565)	—
Other comprehensive loss	—	—	—	—	(15,863)	(15,863)	(15,863)
Comprehensive income	—	—	—	—	—	$64,964	—
Issuance of common shares:
Exercise of stock options and vesting of RSU’s—416,617 shares	417	4,432	—	—	—		4,849
Repurchase of common stock-1,284,281 shares	—	—	(25,039)	—	—		(25,039)
Tax charge from exercise of stock options	—	—	—	—	—		—
Stock-based compensation expense	—	11,419	—	—	—		11,419
Balance, June 27, 2010	$73,518	$997,637	$(48,671)	$179,189	$(10,228)		$1,191,445

(1)	See Note 2, “Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income,” in notes to the consolidated financial statements.

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Cash flow from operating activities:
Net income (loss)	$80,827	$(247,417)	$(59,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,686	64,003	72,294
Amortization of acquisition-related intangible assets	4,375	4,408	4,656
Loss on disposal of fixed assets	559	—	—
Stock compensation expense	11,419	7,405	11,128
Debt retirement charge	—	—	5,659
Goodwill impairment	—	23,867	32,624
(Gain) loss on sale of investments	(6,485)	3,411	358
Other-than-temporary impairment of investments	3,349	39,239	12,023
Provision for bad debt	(2,168)	131	387
(Recovery of) provision for inventory write-downs	(2,997)	10,727	29,825
Asset impairment	—	51,709	—
Gain on derivatives	(3,427)	(1,220)	—
Divestiture gain	—	(96,136)	—
Deferred income taxes	(5,885)	104,101	(18,360)
Net settlement of restricted stock units for tax withholdings	(782)	(500)	—
Tax benefit (charge) from exercise of stock options	—	340	(1,019)
Excess tax benefit from stock options exercised	(197)	(3)	(81)
Changes in operating assets and liabilities, net	(100,734)	(5,286)	(53,853)
Other	3,689	(490)	—
Net cash provided by (used in) operating activities	52,229	(41,711)	36,400
Cash flow from investing activities:
Additions to property, plant and equipment	(58,071)	(20,793)	(41,780)
Proceeds from sale of property, plant and equipment	535	576	837
Cash conveyed as part of Divestiture	—	(30,000)	—
Withdrawals from deferred compensation plan	2,443	—	—
Cost associated with Divestiture	—	—	(1,800)
Sale of investments	146,667	317,591	248,279
Maturities of investments	146,060	117,555	94,050
Purchase of investments	(407,399)	(289,333)	(311,075)
Redemption of equity investment	2,050	—	—
Released from (additions to) restricted cash	259	14,012	(420)
Other, net	—	—	(778)
Net cash (used in) provided by investing activities	(167,456)	109,608	(12,687)
Cash flow from financing activities:
Repayments of short-term debt	—	—	(550,462)
Decrease (increase) in restricted cash	—	1,416	(4,341)
Repayments of obligations under capital leases	—	—	(417)
Proceeds from exercise of stock options and stock participation plan	5,629	3,023	189
Excess tax benefit from options exercised	197	3	81
Purchase of treasury stock	(25,039)	(23,632)	—
Net cash used in financing activities	(19,213)	(19,190)	(554,950)
Effect of exchange rate changes on cash and cash equivalents	(1,532)	(3,410)	(1,339)
Net (decrease) increase in cash and cash equivalents	(135,972)	45,297	(532,576)
Cash and cash equivalents, beginning of year	365,761	320,464	853,040
Cash and cash equivalents, end of year	$229,789	$365,761	$320,464

The accompanying notes are an integral part of this statement.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business, Basis of Presentation and Summary of Significant Accounting Policies

Business

International Rectifier Corporation (“IR” or the “Company”) designs, manufactures and markets power management semiconductors. Power management semiconductors address the core challenges of power management, power performance and power conservation, by increasing system efficiency, allowing more compact end-products, improving features on electronic devices, and prolonging battery life.

The Company’s products include power metal oxide semiconductor field effect transistors (“MOSFETs”), high voltage analog and mixed signal integrated circuits (“HVICs”), low voltage analog and mixed signal integrated circuits (“LVICs”), digital integrated circuits (“ICs”), radiation-resistant (“RAD-Hard™”) power MOSFETs, insulated gate bipolar transistors (“IGBTs”), high reliability DC-DC converters, automotive products packages, and DC-DC converter type applications.

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries, which are located in North America, Europe, and Asia. Intercompany balances and transactions have been eliminated in consolidation.

Reclassification

The Company has reclassified customer trade notes receivables from prepaid expenses and other receivables to trade accounts receivable.  The reclassification has been made to the prior period consolidated balance sheet to conform to the current year presentation.  As a result, the Company’s June 28, 2009 balance sheet herein reflects a $0.9 million reclassification of prepaid expenses and other receivables to trade accounts receivable.

 The Company has reclassified net settlement of restricted stock units from cash flow from financing activities to cash flow from operating activities in the consolidated statement of cash flow for the prior year periods to conform to current year presentation.  In addition, deferred revenue has now been included in changes in operating assets and liabilities within the cash flow from operating activities section of the consolidated statement of cash flow.

Prior period amounts have been adjusted to conform to current year presentation.

Fiscal Year

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. Fiscal year 2010 consisted of 52 weeks ending June 27, 2010, fiscal year 2009 consisted of 52 weeks ending June 28, 2009 and fiscal year 2008 consisted of 52 weeks ending June 29, 2008.  Fiscal quarters consist of 13 weeks ending on the last Sunday of the calendar quarter.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results may differ from those estimates.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Out-of-Period Adjustments

Included in the results of operations for the fiscal year 2010 and 2009 are a number of corrections of prior period errors, some of which increased and some of which decreased net income (loss).  Based on the Company’s current financial condition and results of operations, the Company has determined that these corrections are immaterial to the financial statements in each applicable prior period and the current periods to date, both individually and in the aggregate.

Subsequent Events

The Company evaluates events subsequent to the end of the fiscal year through the date the financial statements are filed with the Securities and Exchange Commission for recognition or disclosure in the consolidated financial statements.  Events that provide additional evidence about material conditions that existed at the date of the balance sheet are evaluated for recognition in the consolidated financial statements.  Events that provide evidence about conditions that did not exist at the date of the balance sheet but occurred after the balance sheet date are evaluated for disclosure in the notes to the consolidated financial statements.

Revenue Recognition and Allowances

Revenue is recognized when there is persuasive evidence of an arrangement, the price to the buyer is fixed or determinable, collection is reasonably assured, and delivery or performance of service has occurred. The Company recognizes revenue upon shipment or upon delivery, depending on specific contractual terms and/or shipping terms with the customer. If title transfer and risk of loss are addressed explicitly in a customer contract or by reference to the standard terms and conditions, those stated terms determine whether the recognition of revenue on product sales to that customer shall be upon either shipment or delivery. If the contract is silent and lacks reference to the Company's standard terms and conditions, and barring other contrary information, transfer of title and risk of loss will follow the historical shipping terms for that customer. If revenue is to be recognized upon delivery, such delivery date is tracked through information provided by the third party shipping company used by the Company to deliver the product to the customer.

Generally, the Company recognizes revenue on sales to distributors using the "sell in" method (i.e. when product is sold to the distributor) rather than the "sell through" method (i.e. when the product is sold by the distributor to the end user). Certain distributors and other customers have limited rights of return (including stock rotation rights) and/or are entitled to price protection, where a rebate credit may be provided to the customer if the Company lowers its price on products held in the distributor's inventory. Additionally, in certain limited cases, the Company may pre-approve a credit to a distributor to facilitate a particular sale by the distributor to an end customer. The Company estimates and establishes allowances for expected future product returns at the time of sale.  The Company records a reduction in revenue for estimated future product returns and future credits to be issued to the customer in the period in which revenues are recognized, and for future credits to be issued in relation to price protection at the time the Company makes changes to its distributor price book. The estimate of future returns and credits is based on historical sales returns, analysis of credit memo data, and other factors known at the time of revenue recognition. The Company monitors product returns and potential price adjustments on an ongoing basis.

The Company also maintains consignment inventory arrangements with certain of its customers. Pursuant to these arrangements, the Company delivers products to a customer or a designated third party warehouse based upon the customer's projected needs, but does not recognize revenue unless and until the customer reports that it has removed the product from the warehouse to incorporate into its end products, assuming all the other revenue recognition criteria are met.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company recognizes royalty revenue in accordance with agreed upon terms when performance obligations are satisfied, the amount is fixed or determinable, and collectability is reasonably assured. The amount of royalties recognized is often calculated based on the licensees' periodic reporting to the Company. Any upfront payments are recognized as revenue only if there is no continuing performance obligation when the license commences and collectability is reasonably assured. Otherwise, revenue is amortized over the life of the license or according to performance obligations outlined in the license agreement.

If the Company’s customers’ contracts contain substantive acceptance provisions the Company recognizes revenue in accordance with the specific contract acceptance provisions in these circumstances.

Sales and other taxes directly imposed on revenue-producing transactions are reported on a net (excluded from revenue) basis.

Shipping Costs

Outbound customer shipping costs are expensed as incurred and are included in selling, general and administrative expense. The expense for outbound customer shipments for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 was $6.8 million, $6.0 million, and $8.6 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising expense for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 was $3.0 million, $3.0 million and $2.6 million, respectively.

Research and Development Costs

Research and development (“R&D”) costs, including salaries, departmental general overhead, and allocated expenses, are expensed as incurred.

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

Interest (Income) Expense, Net

Interest (income) expense, net, for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 was as follows (in thousands):

	Fiscal Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Interest income	$(11,748)	$(13,033)	$(31,806)
Interest expense	527	1,339	2,713
Interest income, net	$(11,221)	$(11,694)	$(29,093)

No interest was capitalized for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both the Company’s geographic mix of income, and its current tax exposures in each jurisdiction where it operates. These estimates involve complex issues, require extended periods of time to resolve, and require the Company to make judgments, such as anticipating the positions that it will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities.  The Company is also required to measure and record deferred tax assets and liabilities and estimate the period of time over which the deferred tax assets will be realized. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses offsetting deferred tax liabilities, and the availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that the Company believes do not meet the “more likely than not” criteria. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the Company’s assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the Company is ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, credit other comprehensive income, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in the Company’s tax provision. The Company recognizes any interest and penalties associated with income taxes in income tax expense.

As of June 27, 2010, U.S. income taxes have not been provided on approximately $24.2 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

The Company recognizes certain tax liabilities for anticipated tax audit findings in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which additional taxes would be due. If the audit findings result in actual taxes owed more or less than what the Company had anticipated, its income tax expense would be increased or decreased, accordingly, in the period of the determination.

Net Income (Loss) per Common Share

Net income (loss) per common share—basic is computed using the two-class method with net income (loss) available to common stockholders (the numerator) divided by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net (loss) income per common share—diluted is similar to the computation of net income per common share—basic except that the denominator is increased to include the number of additional common shares that would have been outstanding upon the exercise of stock options using the treasury stock method.  Under the treasury stock method, the Company reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and related unrecognized compensation.

Net income available to common stockholders is determined using the two-class method which requires that net income be allocated between the weighted average common shares outstanding and the weighted average participating securities outstanding for the period.  For fiscal years 2010, 2009, and 2008, the Company’s participating securities are the unvested, outstanding restricted stock units (“RSUs”).  For periods with net losses, participating securities are anti-dilutive and are not allocated net losses.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Statements of Cash Flows

Components of the changes of operating assets and liabilities for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 were comprised of the following (in thousands):

	Fiscal Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Trade accounts receivable	$(59,013)	$4,112	$49,969
Inventories	(18,259)	11,785	16,943
Prepaid expenses and other receivables	(949)	12,860	25,118
Accounts payable	30,486	(15,078)	11,572
Accrued salaries, wages and commissions	10,393	(9,927)	(7,866)
Deferred compensation	403	(1,117)	(440)
Accrued income taxes	(26,378)	(21,638)	(110,746)
Other accrued expenses	(37,417)	13,717	(38,403)
Changes in operating assets and liabilities	$(100,734)	$(5,286)	$(53,853)

           Supplemental disclosures of cash flow information (in thousands):

	Fiscal Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Cash paid (received) during the year for:
Interest	$541	$725	$18,130
Income taxes	(20,172)	7,791	92,192
Non-cash investing activities:
Increase (decrease) in liabilities accrued for property, plant and equipment purchases	2,320	1,059	(3,074)

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels (with Level 3 being the lowest) defined as follows:

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

 Financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of June 27, 2010 (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$27,113	$—	$27,113	$—
Short-term investments	309,384	226,390	82,994	—
Long-term investments	43,751	6,600	13,818	23,333
Prepaid expenses and other receivables	226	—	226	—
Other assets	27,487	25,508	(146)	2,125
Other long-term liabilities	(6,022)	(6,022)	—	—
Total	$401,939	$252,476	$124,005	$25,458
Fair value as a percentage of total	100.0%	62.8%	30.9%	6.3%
Level 3 as a percentage of total assets				1.8%

Financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of June 28, 2009 (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$49,493	$49,493	$—	$—
Short-term investments	113,247	109,786	1,860	1,601
Prepaid expenses and other receivables	1,280	—	1,280	—
Long-term investments	121,508	32,388	49,891	39,229
Other assets	29,881	29,877	—	4
Other accrued expenses	(171)	—	(171)	—
Other long-term liabilities	(5,453)	(5,453)	—	—
Total	$309,785	$216,091	$52,860	$40,834
Fair value as a percentage of total	100.0%	69.7%	17.1%	13.2%
Level 3 as a percentage of total assets				2.9%

The fair value of investments, derivatives, and other assets and liabilities are disclosed in Notes 4, 5, and 7, respectively.  Cash and cash equivalents included $26.6 million of commercial paper and $0.6 million of corporate notes as of June 27, 2010 and $49.5 million of treasury bills as of June 28, 2009.

As of June 27, 2010 and June 28, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

For the fiscal year ended June 27, 2010, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of each reporting period whether a given financial asset or liability is valued using Level 1, Level 2, or Level 3 inputs.

As of June 27, 2010, the Company’s investments fair valued using Level 2 inputs included commercial paper, corporate debt securities, and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm or broker pricing models which are based on the market approach.  The Company also fair values its foreign currency forward contracts and swap contract using Level 2 inputs and a market valuation approach.

Level 3 Valuations

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 27, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at June 28, 2009	$—	$40,834	$40,834
Total gains or losses (realized or unrealized):
Included in earnings	—	5,084	5,084
Included in other comprehensive income	—	2,351	2,351
Purchases, issuance, and settlements:
Purchases/additions	2,121	—	2,121
Maturities	—	—	—
Sales	—	(24,932)	(24,932)
Transfers into Level 3	—	—	—
Transfers out of level 3	—	—	—
Ending balance at June 27, 2010	$2,121	$23,337	$25,458

Certain financial assets are measured using inputs, such as pricing models, discounted cash flow methodologies, or similar techniques where at least one significant model assumption or input is unobservable, a Level 3 input. The Company uses Level 3 inputs for financial assets that include a non-transferable put option on a strategic investment (a derivative instrument) and certain investment securities for which there is limited market activity where the determination of fair value requires significant judgment or estimation. The put option on a strategic investment was valued using option pricing models based on the income approach. Level 3 inputs were also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At June 27, 2010 and June 28, 2009, these securities were valued primarily using an independent valuation firm or broker pricing models that are based on the market and income approaches.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Other-Than-Temporary Impairments of Investments

The Company evaluates securities for other-than-temporary impairment on a quarterly basis.  Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.  Factors considered include the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer of the securities, and the Company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value.  If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings as a component of other expense, net.

Cash, Restricted Cash, Cash Equivalents, and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The cost of these investments approximates their fair value. The Company invests excess cash in marketable securities consisting of available-for-sale fixed income securities, as well as strategic investments in the common stock and preferred stock of publicly traded foreign companies.  Unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses are included in other expense. Declines in value of these investments judged by management to be other-than-temporary, if any, are included in other income and expense.

Investments in non-marketable securities are carried at cost as the Company does not exert significant influence over any of its investments. The Company evaluates the carrying value of its investments for impairment on a periodic basis.

Marketable and non-marketable equity securities are classified as a long-term asset in the Company’s consolidated balance sheet.

The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The Company’s investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

Cash, restricted cash, cash equivalents and investments as of June 27, 2010 and June 28, 2009 are summarized as follows (in thousands):

	June 27, 2010	June 28, 2009
Cash and cash equivalents	$229,789	$365,761
Short-term investments	309,384	113,247
Restricted cash	3,666	3,925
Long-term investments	43,751	121,508
Total cash, restricted cash, cash equivalents and investments	$586,590	$604,441

Restricted cash of $1.0 million at both June 27, 2010 and June 28, 2009, respectively, has been maintained to secure the Company’s indemnity obligations, if any, pursuant to the terms of the of the sale of the PCS business to Vishay Intertechnology, Inc. (“Vishay”) (the “Divestiture”). The restricted cash is held by Union Bank of California, as escrow agent. The escrow agent holds the funds in escrow and invests in seven-day term deposits until it receives either joint instructions of the parties or a court order directing it to release all or a portion of the escrow funds. Interest earned on the escrow funds is reinvested and held in the name of the escrow account, and distributed to the parties based on the allocation of principal funds in the escrow account. The Divestiture agreement noted that any funds remaining in the escrow account 18 months after closing of the Divestiture, unless subject to a dispute with Vishay, will be disbursed to the Company.  At 18 months following the Divestiture, a dispute with Vishay resulted in no funds being distributed from the escrow account.  Pursuant to the settlement agreement with Vishay dated June 25, 2009 (see Note 3, “Gain on Divestiture”), $14.0 million of the funds held in escrow were released in fiscal year 2009.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In addition, the Company had $2.4 and $2.9 million in a term deposit account with Bank of America as collateral for outstanding letters of credit at June 27, 2010 and June 28, 2009, respectively, and approximately $0.3 million with Citibank at June 27, 2010 as collateral for travel card transactions.

Inventories

Inventories are stated at the lower of cost (generally first-in, first-out) or market. Inventories are reviewed for excess or obsolescence based upon demand forecasts for a specific time horizon and reserves are established accordingly. Manufacturing costs deemed to be abnormal, such as idle facility expense, excessive spoilage, double freight, and re-handling costs are charged as cost of sales in the period incurred.

Inventories at June 27, 2010 and June 28, 2009, were comprised of the following (in thousands):

	June 27, 2010	June 28, 2009
Raw materials	$40,805	$32,717
Work-in-process	77,233	66,613
Finished goods	52,130	51,791
Total inventories	$170,168	$151,121

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets, ranging from three to 40 years, or the units of production method based upon the estimated output of the equipment. Depreciation and amortization expense for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 was $70.7 million, $64.0 million and $82.9 million, respectively. Property, plant and equipment at June 27, 2010 and June 28, 2009 was comprised of the following (in thousands):

	June 27, 2010	June 28, 2009	Range of Useful Life
Building and improvements	$177,713	$175,776	3 - 40
Equipment	937,548	979,685	3 - 15
Less: accumulated depreciation and amortization	(817,397)	(813,068)
	297,864	342,393
Land	15,679	16,440
Construction-in-progress	34,202	10,880
Total property, plant and equipment	$347,745	$369,713

Amortization of improvements to leased premises is recorded using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment were not material at June 27, 2010 and June 28, 2009.

Repairs and maintenance costs are charged to expense as incurred. In the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008, repairs and maintenance expenses were $51.0 million, $31.9 million and $38.3 million, respectively.

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

The Company evaluates the recoverability of long-lived assets based on the expected undiscounted cash flows for their asset group.

Goodwill and Acquisition-Related Intangible Assets

The Company classifies the difference between the consideration transferred and the fair value of any noncontrolling interest in the acquiree and the fair value of net assets acquired at the date of acquisition as goodwill. The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights, or if the assets can be separated and sold, transferred, licensed, rented or exchanged. Depending on the nature of the assets acquired, the amortization period may range from four to twelve years for those acquisition-related intangible assets subject to amortization.

The Company evaluates the carrying value of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

The fair value of the Company’s reporting units is determined using a combination of the income approach, which estimates fair value of its reporting units based on a discounted cash flow approach, and the market approach which estimates the fair value of its reporting units based on comparable market multiples.  The comparable companies utilized in the Company’s evaluation are primarily its major competitors.  The discount rates the Company considered for determining  discounted cash flows ranged from approximately 13 percent to 15 percent and based upon its assessment of the risks associated with the projected cash flows and market based estimates of capital costs the Company used a rate in the middle of this range.

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

The Company’s annual evaluation during fiscal year 2010 indicated that the fair value of the reporting units was more than their carrying value.  However, during the third quarter of fiscal year 2009 the Company concluded that events and changes in circumstances, including performance against business plan and the outlook for the business and industry, warranted an interim impairment analysis of goodwill.  Based on the results of this interim goodwill impairment analysis the Company concluded that the Automotive Products and Intellectual Property segments carrying value exceeded their fair value.  As a result the Company recorded a goodwill impairment charge of $23.9 million, $20.1 million of which related to the IP segment and $3.8 million related to the AP segment, during the third quarter of fiscal year 2009.  In addition, and based on the Company’s annual impairment test in the fourth quarter for fiscal year 2008, the Company determined that goodwill was impaired as of the end of the fiscal year ended June 29, 2008 and recognized an impairment charge of $32.6 million in that fiscal year, $28.7 million of which related to the PMD segment and $3.9 million related to the EP segment.

At June 27, 2010 and June 28, 2009, acquisition-related intangible assets are as follows (in thousands):

	Amortization	June 27, 2010
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(23,379)	$6,300
Customer lists	5 - 12	5,330	(4,858)	472
Intellectual property and other	5 - 15	7,963	(7,289)	674
Total acquisition-related intangible assets		$42,972	$(35,526)	$7,446

	Amortization	June 28, 2009
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(19,593)	$10,086
Customer lists	5 - 12	5,330	(4,437)	893
Intellectual property and other	5 - 15	7,963	(7,121)	842
Total acquisition-related intangible assets		$42,972	$(31,151)	$11,821

As of June 27, 2010, estimated amortization expense for the next five years is as follows: fiscal year 2011: $4.1 million; fiscal year 2012: $1.8 million; fiscal year 2013: $0.2 million; fiscal year 2014: $0.2 million; fiscal year 2015: $0.2 million; and thereafter; $0.9 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The carrying amount of goodwill by ongoing segment as of June 27, 2010 and June 28, 2009 was as follows (in thousands):

Business Segments:	June 27, 2010	June 28, 2009
Power Management Devices	$—	$—
Energy-Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$74,955	$74,955

As of June 27, 2010, $20.2 million of goodwill is deductible for income tax purposes of which $3.0 million were deducted in the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.

The changes in the carrying amount of goodwill for the fiscal years ended June 28, 2009 and June 29, 2008 were as follows (in thousands):

Balance, June 29, 2008	$98,822
Impairment	(23,867)
Balance, June 28, 2009	74,955
Impairment	—
Balance, June 27, 2010	$74,955

Other Accrued Expenses

Other accrued expenses at June 27, 2010 and June 28, 2009 were comprised of the following (in thousands):

	June 27, 2010	June 28, 2009
Sales returns	$27,306	$21,036
Accrued accounting and legal costs	10,855	60,713
Deferred revenue	10,200	7,885
Accrued compensation	3,422	3,995
Accrued divestiture liability	295	2,410
Accrued warranty	2,293	1,767
Accrued utilities	1,483	1,563
Accrued sales and other taxes	2,329	1,117
Short-term severance liability	4,249	5,234
Other	12,827	8,323
Total other accrued expenses	$75,259	$114,043

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The following table details the changes in the Company’s warranty reserve for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, which is included in other accrued liabilities in the schedule above (in thousands):

Accrued warranty, July 1, 2007	$2,434
Accruals for warranties issued during the year	4,555
Changes in estimates related to pre-existing warranties	(992)
Warranty claim settlements	(3,325)
Accrued warranty, June 29, 2008	2,672
Accruals for warranties issued during the year	3,574
Changes in estimates related to pre-existing warranties	1,024
Warranty claim settlements	(5,503)
Accrued warranty, June 28, 2009	1,767
Accruals for warranties issued during the year	4,000
Changes in estimates related to pre-existing warranties	(1,324)
Warranty claim settlements	(2,150)
Accrued warranty, June 27, 2010	$2,293

Other Long-Term Liabilities

Other long-term liabilities at June 27, 2010 and June 28, 2009 were comprised of the following (in thousands):

	June 27, 2010	June 28, 2009
Income taxes payable	$18,825	$35,197
Divested entities’ tax obligations	5,523	7,283
Deferred compensation	7,357	6,543
Other	2,799	4,032
Total other long-term liabilities	$34,504	$53,055

At June 27, 2010, the Company had $2.1 million of accrued asset retirement obligations, of which $1.7 million is included in “Other” in the table above with the remainder in other accrued expenses, related to future obligations to remove leasehold improvements and obligations for the closure of certain owned and leased manufacturing facilities. Depreciation and accretion expense was $0.6 million and $1.2 million for fiscal years 2010 and 2009, respectively.  Of these charges, $0.3 million and $1.0 million, respectively, were recorded in cost of sales and $0.3 million and $0.2 million were recorded in selling, general and administrative expense for fiscal years 2010 and 2009, respectively.  The expense for fiscal year 2009 included $0.8 million of depreciation and accretion expense which related to prior fiscal years.

Derivative Financial Instruments

The Company’s primary objectives for holding derivative financial instruments are to hedge non-U.S. currency risks. The Company’s derivative instruments are recorded at fair value and are included in other current assets, other long-term assets or other long-term liabilities. The Company’s accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as cash flow or fair value hedges. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. The Company recognizes gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other (income) expense. As of June 27, 2010 and June 28, 2009, the Company had no derivative instruments designated as accounting hedges.  As such, all gains and losses on derivatives for the years ended June 27, 2010 and June 28, 2009 were recognized in earnings.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

In most cases, the functional currency of a foreign operation is deemed to be the local country’s currency. Assets and liabilities of operations outside the United States are translated into U.S. reporting currency using current exchange rates. Revenues and expenses denominated in foreign functional currencies are translated at the average exchange rates during the period. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income within stockholders’ equity.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 27, 2010, June 28, 2009, and June 29, 2008 were as follows (in thousands):

	June 27, 2010	June 28, 2009	June 29, 2008
		As Adjusted (1)	As Adjusted (1)
Foreign currency translation adjustments	$(15,680)	$(637)	$63,799
Net unrealized (losses) gains on foreign currency forward contracts	—	1,565	(373)
Net unrealized (losses) gains on available-for-sale securities	5,452	4,707	(9,514)
Accumulated other comprehensive income	$(10,228)	$5,635	$53,912

(1)           See Note 2, “Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income”.

Stock-Based Compensation

The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The amount of expense attributed to awards is based on the estimated forfeiture rate, which is updated based on the Company’s actual forfeiture rates. This option pricing model requires the input of subjective assumptions, including the expected volatility of the Company’s common stock, pre-vesting forfeiture rate and an option’s expected life. The financial statements include amounts that are based on the Company’s best estimates and judgments.

The Company currently uses the “simplified” method to estimate the expected term for share option grants as the Company does not have enough historical experience to provide a reasonable estimate.  The Company uses market implied volatility of options with similar terms to estimate expected volatility.  The Company believes implied volatility is a better indicator of expected volatility because it considers option trader’s forecast of future stock price volatility.

Stock Repurchase Program

On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the fiscal year ending June 27, 2010, the Company repurchased approximately 1.3 million shares for approximately $25.0 million, and to date the Company has purchased approximately 3.2 million shares for approximately $48.6 million under the program. As of June 27, 2010, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the June 27, 2010 and June 28, 2009 consolidated balance sheets.

     On July 20, 2010, the Company announced that its Board of Directors had authorized an additional $50.0 million for the stock repurchase program increasing the total authorized for the plan to $150.0 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Concentration of Risk

The Company is subject to concentrations of credit risk in their investments, derivatives, and trade accounts receivable.  The Company maintains cash, cash equivalents, and other securities with high credit quality financial institutions based upon the Company’s analysis of that financial institution’s relative credit standing.  The Company’s investment policy is designed to limit exposure to any one institution.  The Company also is exposed to credit-related losses in the event of non-performance by counterparties to derivative instruments.  The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings.  However, this does not eliminate the Company’s exposure to credit risk with these institutions.  This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted.  The Company considers the risk of counterparty default to be minimal.

The Company sells its products to distributors and original equipment manufactures involved in a variety of industries including computing, consumer, communications, automotive, and industrial.  The Company has adopted credit policies and standards to accommodate industry growth and inherent risk.  The Company performs continuing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary.  Reserves are provided for estimated amounts of accounts receivable that may not be collected.  The Company maintains allowances for doubtful accounts and pricing disputes. These allowances as of fiscal years ended June 27, 2010 and June 28, 2009 were $3.7 million and $5.1 million, respectively.

Adoption of New Accounting Standards in the Fiscal Year Ended June 27, 2010

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  In addition, acquired in-process research and development (“R&D”) is capitalized as an intangible asset and amortized over its estimated useful life.  The adoption of SFAS 141(R) did not have a material impact on the Company’s financial statements for fiscal year 2010.

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

In August 2009, the FASB issued ASC Update No. 2009-05, “Fair Value Measurements and disclosures (Topic 820)-Measuring Liabilities at Fair Value”.  This update provides amendments to FASB ASC 820, “Fair Value Measurements and Disclosures-Overall”, for the fair value measurement of liabilities.  This update also provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) A valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities when traded as assets, and 2) another valuation technique that is consistent with the principles of Topic 820.  Two examples of valuation techniques would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.  The adoption of this update, during the second quarter of fiscal year 2010, did not have a material impact on the Company’s financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In June 2008, the FASB issued FASB ASC No. 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FASB ASC 260-10”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FASB ASC 260-10 is applied retroactively to all prior periods presented in the Company’s financial statements.  See Note 11 for the impact of the adoption of FASB ASC 260-10 on the Company’s earnings per share for the fiscal year ended June 27, 2010.  There was no impact to the prior year periods due to the net loss reported in those periods.

Recent Accounting Pronouncements

 In October 2009, the FASB issued ASC update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.”  This amendment establish a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.  The amendments are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not believe that the adoption of this update will have a material impact on its financial statements.

2.  Adjustment to Opening Retained Earnings and Accumulated Other Comprehensive Income (Loss)

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Gain on Divestiture

On April 1, 2007, the Company completed the sale of its PCS Business to Vishay. After the consummation of the Divestiture, a number of matters developed that raised uncertainties under applicable accounting standards and guidance as to the determination of the gain on the Divestiture. Consequently, the Company deferred recognition of the gain from continuing operations of $116.1 million.

On June 25, 2009 the Company and Vishay entered into a settlement agreement which resolved the parties’ disputes related to the Divestiture as well as the uncertainties which resulted in the deferral of the gain on Divestiture.  Pursuant to the settlement agreement, the Company paid Vishay $30.0 million to settle certain claims made by Vishay and an additional $0.5 million for certain quality claims related to products manufactured by the PCS Business prior to the closing of the Divestiture transaction.  Approximately $14.0 of the $15.0 million of restricted cash then held in an escrow account to secure the Company’s indemnity obligations related to the Divestiture was released and included in the $30.0 million payment to Vishay.  As a result of the resolution of the uncertainties related to the determination of the gain, the Company recognized a gain in continuing operations of $96.1 million in fiscal year 2009.

The Company also entered into certain transition services agreements for the sale and purchase of specified products, wafer and packaging services, manufacturing and other support services, for up to three years following the date of the Divestiture. The fair value of these transition agreements was recorded at $20.0 million for the transition services the Company was to provide to Vishay, and $3.4 million for the transition services Vishay was to provide to the Company. As a result of the partial termination of the transition products services agreement and the settlement agreement with Vishay, the unamortized balances of the fair value of these agreements were reclassified to the gain on Divestiture.

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

Available-for-sale securities as of June 27, 2010 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
U.S. government and agency obligations	$308,469	$919	$(4)	$915	$309,384
Total short-term investments	$308,469	$919	$(4)	$915	$309,384
Long-Term Investments:
U.S. government and agency obligations	$20,043	$378	$(3)	$375	$20,418
Mortgage-backed securities	9,089	2,689	—	2,689	11,778
Asset-backed securities	9,030	2,529	(4)	2,525	11,555
Total long-term investments	$38,162	$5,596	$(7)	$5,589	$43,751

Equity securities	$14,397	$3,791	$—	$3,791	$18,188

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

The Company holds as strategic investments the common stock of three publicly traded foreign companies. The common stock investments are shown as “Equity Securities” in the table above, and are included in other assets on the consolidated balance sheets.  The common shares of these companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the shares to the issuer at the price the shares were issued to the Company as adjusted for dividends received.  The put option became effective September 1, 2009, and was initially recorded with a fair value of $2.1 million.  As of June 27, 2010, the fair value of the option was $2.1 million, with the changes in fair value recorded in other income/expense (See Note 5, “Derivatives”).  Dividend income from these investments was $0.1 million, $0.3 million, and $0.6 million for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively.  The Company’s previously reported investment in preferred stock was redeemed by the issuer during the third quarter of fiscal year 2010 at an amount equal to its carrying value resulting in no gain or loss being recorded.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the fiscal year ended June 27, 2010, June 28, 2009 and June 29, 2008 were $3.4 million, $39.2 million and $8.4 million, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Investments (Continued)

The investments the Company determined were other-than-temporarily impaired during the fiscal year ended June 27, 2010 were mortgage-backed and asset-backed securities and two equity investments.  The Company recorded impairment charges related to the mortgage-backed and asset-backed securities of $0.9 million and $2.5 million related to the equity investments, respectively.  During fiscal year 2009, the Company determined that mortgage-backed securities, asset-backed securities, and corporate bonds with stated maturities ranging from 1 to 27 years (expected maturity from 3 months to 20 years) and an equity investment were other-than-temporarily impaired and, as a result, recorded impairment charges of $33.3 million related to its investment in mortgage-back securities and asset-backed securities and $5.9 million related to its equity investment.  The Company also recorded an impairment charge of $8.4 million related to mortgage-backed and asset-backed securities in fiscal year 2008 as a result of determining that these securities were other-than-temporarily impaired.

As a result of the Company's quarterly fiscal year 2010 reviews of its available-for-sale securities, the Company noted that the issuer of one of the Company’s equity investments had initiated a reorganization.  As a result of this reorganization, the Company does not believe the security will recover its value.  As a result, the Company has determined that the security was other-than-temporarily impaired and recorded an impairment charge of $1.3 million during the fourth quarter of fiscal year 2010.  In addition, the Company determined, during the first quarter of fiscal year 2010 that another of its equity investments was significantly below the original purchase cost and had been for a prolonged period of time. The Company has the intent and ability to hold this investment indefinitely. However, in the Company's judgment, the security's value may not recover to its purchase cost. Accordingly, the Company has determined that this investment was other-than-temporarily impaired due to the prolonged downturn in the overall market and recorded an impairment charge of $1.2 million. In reaching its conclusion, the Company reviewed the financial statements of the issuer investment activity in the issuer and price trends for the security.  During the third quarter of fiscal year 2009 the Company performed a similar analysis of another equity investment and determined that the investment was other-than-temporarily impaired and recorded an impairment charge of $5.9 million.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal year end (in thousands):

	Securities held in a loss position for less than 12 months at June 27, 2010		Securities held in a loss position for 12 months or more at June 27, 2010		Total in a loss position at June 27, 2010
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$27,245	$(7)	$—	$—	$27,245	$(7)
Total	$27,245	$(7)	$—	$—	$27,245	$(7)

	Securities held in a loss position for less than 12 months at June 28, 2009		Securities held in a loss position for 12 months or more at June 28, 2009		Total in a loss position at June 28, 2009
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Equity Securities	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)
Total	$18,428	$(1,766)	$—	$—	$18,428	$(1,766)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Investments (Continued)

The amortized cost and estimated fair value of investments at June 27, 2010, by contractual maturity, are as follows (in thousands):

Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$308,469	$309,384
Due in 1-2 years	20,042	20,418
Due in 2-5 years	46	49
Due after 5 years	18,074	23,284
Total investments	$346,631	$353,135

(1)	Contractual maturity for asset-backed and mortgage-backed securities was based on initial contractual maturity dates.

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains and (losses) were $6.5 million and $0 million, respectively, for the fiscal year ended June 27, 2010.  Gross realized gains and (losses) were $5.8 million and $(9.2) million, respectively, for the fiscal year ended June 28, 2009 and gross realized gains and (losses) were $1.0 million and $(1.3) million, respectively, for the fiscal year ended June 29, 2008. The cost of marketable securities sold was determined by the first-in, first-out method.

During the fiscal years ended June 27, 2010 and June 28, 2009, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $1.8 million and $37.1 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis, including cash equivalents (in thousands):

	As of June 27, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$329,802	$233,049	$96,753	$—
Mortgage-backed securities	11,778	—	—	11,778
Asset-backed securities	11,555	—	—	11,555
Equity securities-strategic investments	18,188	18,184	—	4
Total securities at fair value	$371,323	$251,233	$96,753	$23,337

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Investments (Continued)

	As of June 28, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$193,240	$142,174	$51,066	$—
Corporate debt	685	—	685	—
Mortgage-backed securities	20,268	—	—	20,268
Asset-backed securities	20,562	—	—	20,562
Notes Receivable	2,050	2,050	—	—
Equity securities-strategic investments	18,428	18,424	—	4
Total securities at fair value	$255,233	$162,648	$51,751	$40,834

5. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  As of June 27, 2010 and June 28, 2009, however, the Company’s only derivatives were currency forward contracts and a foreign currency swap contract which were not designated as accounting hedges, and a put option on one of the Company’s strategic investments (See Note 4, “Investments”).

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

The Company had no outstanding interest rate derivatives as of June 27, 2010.

Foreign Currency Exchange Rates

The Company generally hedges the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, and currency forward contracts or currency swaps.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in negligible net exposure.  The aggregate foreign currency transaction gain (loss) included in net income for the fiscal years ending June 27, 2010, June 28, 2009 and June 29, 2008 were $(0.4) million, $1.3 million and $(0.03) million, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Derivative Financial Instruments (Continued)

A significant amount of the Company’s revenue, expense, and capital purchasing transactions are conducted on a global basis and denominated in several foreign currencies.  At various times, the Company’s primary currency exposure is related mainly to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a semiconductor wafer fabrication facility with revenues denominated primarily in the U.S. Dollar and Euro, and expenses in British Pound Sterling.  To protect against exposure to currency exchange rate fluctuations, the Company may utilize balance sheet translation risk hedging programs.  Currency forward contract hedges have generally been utilized in these risk management programs.  The Company’s hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

In May 2006, the Company entered into a forward contract for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by its Japan subsidiary.  The Company had designated the forward contract as a cash flow hedge.  Under the terms of the forward contract, the Company was required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011.  In December 2007, the Company terminated the forward contract and received $2.8 million of cash as part of the settlement.  The net gain at the forward contract’s termination date was reported in accumulated other comprehensive income.  The gain was to be recognized over the originally specified time period through March 2011, unless it became probable that the forecasted transactions would not occur.

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

In October 2004, the Company’s Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars.  The transaction commencement date was in March 2005 and the termination date was in April 2011.  Each month, the Company exchanges JPY 9,540,000 for $100,000.  When the applicable currency exchange rate is less than or equal to 95.40, the Company exchanges JPY 18,984,600 for $199,000.

For its balance sheet translation risk hedging program, the Company had approximately $58.3 million and $26.2 million in notional amounts of forward contracts not designated as accounting hedges at June 27, 2010 and June 28, 2009, respectively.  Net realized and unrealized foreign-currency gains (losses) related to foreign currency forward contracts recognized in earnings, as a component of other expense, were $1.3 million and $2.3 million for the fiscal years ended June 27, 2010 and June 28, 2009, respectively.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the preceding analysis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Derivative Financial Instruments (Continued)

At June 27, 2010, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets June 27, 2010		Derivative Liabilities June 27, 2010
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put option	Other assets	$2,121		$—
Currency forward contracts	Prepaid expenses and other receivables	226		—
Foreign currency swap contract		—	Other accrued expenses	146
Total		$2,347		$146

At June 28, 2009, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets June 28, 2009		Derivative Liabilities June 28, 2009
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Currency forward contracts	Prepaid expenses and other receivables	$1,280	Other accrued expenses	$55
Foreign currency swap contract		—	Other accrued expenses	116
Total		$1,280		$171

The gain or (loss) recognized in earnings for the fiscal years ended June 27, 2010 and June 28, 2009 was comprised of the following (in thousands):
		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	June 27, 2010	June 28, 2009
Put option	Other expense	$2,121	$—
Currency forward contract	Other expense	1,334	2,275
Foreign currency swap contract	Other expense	(27)	(309)
Total		$3,428	$1,966

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Derivative Financial Instruments (Continued)

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of June 27, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put Option	$2,121	$—	$—	$2,121
Foreign Currency Derivatives:
Assets	226	—	226	—
Liabilities	(146)	—	(146)	—
Total derivative instruments at fair value	$2,201	$—	$80	$2,121

The following table presents derivative instruments measured at fair value on a recurring basis as of June 28, 2009 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign Currency Derivatives:
Assets	$1,280	$—	$1,280	$—
Liabilities	(171)	—	(171)	—
Total derivative instruments at fair value	$1,109	$—	$1,109	$—

6. Bank Letters of Credit

As of June 27, 2010 and June 28, 2009 the Company had $2.4 million and $2.9 million, respectively, of outstanding letters of credit with a bank.  These letters of credit were secured by cash collateral provided by the Company in an amount equal to their face amount.

7. Stock-Based Compensation and Employee Benefit Plans

Employee Stock Participation Plan

The Company’s amended 1984 Employee Stock Participation Plan (“Amended ESPP”), has been suspended since April 2007 when the committee appointed by the Company’s Board of Directors determined that participation in the Amended ESPP should be suspended due to the investigation led by the Audit Committee of the Company’s Board of Directors (“Audit Committee”) into the Company’s accounting issues and practices and the resulting non-timely filing of its periodic SEC reports.  Participation in the Amended ESPP has remained suspended through fiscal year 2010. No shares have been issued during the suspension of the Amended ESPP and 755,542 shares remained unissued at June 27, 2010.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

Stock Incentive Plans

For the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, stock-based compensation awards were granted under one of two stock-based compensation plans: the 1997 Employee Stock Incentive Plan (“1997 Plan”) and the 2000 Incentive Plan (“2000 Plan”). Options granted before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years. Options granted after November 22, 2004, generally became exercisable in annual installments of 33 1/3 percent beginning on the first anniversary date, and expire after five years.

Under the 1997 Plan, options to purchase shares of the Company’s common stock may be granted to the Company’s employees and consultants. In addition, other stock-based awards (e.g., restricted stock units (“RSUs”), share appreciation rights and performance shares) may be granted. As noted below, on November 22, 2004, the Company’s stockholders approved an amendment to the 2000 Plan to increase the authorized number of shares from 7,500,000 to 12,000,000 and discontinued further grants under the 1997 Plan.

Under the 2000 Plan, options to purchase shares of the Company’s common stock and other stock-based awards (including without limitation, RSUs) may be granted to the Company’s employees, consultants, officers and directors. The terms of the 2000 Plan were substantially similar to those under the 1997 Plan. On November 22, 2004, the Company’s stockholders approved an amendment to the 2000 Plan which, among other things, increased the authorized number of shares to be granted from 7,500,000 to 12,000,000.

The amendment also changed the options expiration term on future grants to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be granted under the 2000 Plan after August 24, 2014. As of June 27, 2010, there were 3,291,090 shares available for future grants.

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. Such shares are subject to registration under applicable securities laws, including pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”), unless an applicable exemption applies.

The following table summarizes the stock option activity for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, July 1, 2007	11,754	$40.72	—	$29,921
Granted	—	—	—	—
Exercised	(15)	12.63	—	314
Expired or forfeited	(2,379)	41.97	—	—
Outstanding, June 29, 2008	9,360	40.43	—	2,568
Granted	3,151	15.16	$6.38	—
Exercised	(224)	13.47	—	411
Expired or forfeited	(4,039)	42.71	—	—
Outstanding, June 28, 2009	8,248	30.40	—	3,738
Granted	268	19.03	$6.11	—
Exercised	(351)	16.02	—	1,674
Expired or forfeited	(2,380)	37.31	—	—
Outstanding, June 27, 2010	5,785	$27.88	—	$13,946

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

For the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, the Company received proceeds of $5.6 million, $3.0 million and $0.2 million, respectively, as a result of the exercise of stock options. The tax benefit realized for the tax deductions from stock options exercised was zero for the fiscal years ended June 27, 2010, June 28, 2009, and $0.1 million for June 29, 2008, respectively.

The following table summarizes the RSU activity for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 (in thousands, except per share price data):
	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, July 1, 2007	9	$49.14	$337
Granted	—	—	—
Vested	—	—	—
Expired or forfeited	(8)	49.23	—
Outstanding, June 29, 2008	1	48.10	13
Granted	446	17.39	—
Vested	(92)	12.06	1,111
Expired or forfeited	—	—	—
Outstanding, June 28, 2009	355	17.84	5,215
Granted	203	19.26	—
Vested	(101)	19.38	1,960
Expired or forfeited	(5)	—	—
Outstanding, June 27, 2010	452	$18.49	$9,113

The Company's stock-based compensation plan permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax withholding obligation. During the fiscal years ended June 27, 2010 and June 28, 2009, the Company withheld RSUs representing 39,744 and 41,827 shares, respectively, to fund grantee income tax withholding obligations. There was no reduction of grantee RSUs for purposes of settling a grantee income tax obligation for the fiscal year ending June 29, 2008.

During fiscal year 2010, the Company granted RSUs with performance vesting criteria to executives and certain key employees.  These RSUs vest upon the completion of a service period and achievement of both a company performance goal and an individual performance goal (or in the case of two executives, a company performance goal).  The performance goals vary depending upon the executive or key employee.  The awards were granted at the market value of the underlying share on the date of grant.

The following table summarizes the stock options and RSUs outstanding at June 27, 2010, and the related weighted average price and life information (in thousands, except year and price data):

	June 27, 2010
	Outstanding				Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.0 to $12.95	1,894	2.97	$9.68		541	3.25	$12.59
$13.56 to $18.55	1,359	3.16	18.07		479	3.16	18.10
$18.62 to $37.19	969	2.04	30.18		684	1.14	34.80
$38.09 to $63.88	2,015	0.64	44.26		2,015	0.64	44.26
	6,237	2.11	$25.86	$23,060	3,719	1.44	$34.54	$5,095

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

Additional information relating to the stock-based compensation plans, including employee stock options and RSUs, at June 27, 2010, June 28, 2009, and June 29, 2008, is as follows (in thousands):

	2010	2009	2008
Outstanding options exercisable	3,719	5,179	8,621
Options and RSUs available for grant	3,291	2,408	4,440
Total reserved common stock shares for stock option plans	9,528	11,011	13,800

Forfeitures are estimated at the time of grant. Based on the Company’s historical exercise and termination data, a five percent forfeiture rate is assumed for the majority of the options.

For the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, stock-based compensation expense associated with the Company’s stock options and RSUs, is as follows (in thousands):

	2010	2009	2008
Selling, general and administrative expense	$7,906	$5,182	$9,013
Research and development expense	1,642	1,773	1,762
Cost of sales	1,871	450	353
Total stock-based compensation expense	$11,419	$7,405	$11,128

During fiscal year 2009, a one-time $1.8 million decrease in stock option expense was recorded due to a correction of an error in accounting for stock options issued in 2008.  This one-time decrease primarily affected selling, general and administrative expense.

The total unrecognized compensation expense for outstanding stock options and RSUs was $16.3 million as of June 27, 2010, and will be recognized, in general, over three years, except for one stock option award and RSU award made to the Chief Executive Officer (“CEO”). The awards to the CEO (which are included in the awards disclosed above), include an option to purchase 750,000 shares and an award of RSUs in the amount of 250,000 shares made to the CEO during fiscal year 2008 as provided for under his employment agreement. The Company estimated the value of the option awards for the CEO by using the Black-Scholes options pricing model with the following assumptions: (i) an expected life of the award of 4.6 years; (ii) risk free rate of 3.2 percent; (iii) Company stock price volatility of 45.0 percent and (iv) an annual dividend yield on the Company's common stock of 0.0 percent. The total unrecognized compensation expense for these grants was $6.3 million as of June 27, 2010, and will be recognized over 1.8 years. The weighted average number of years to recognize the total compensation expense (including that of the CEO) is 1.4 years.

The fair value of the stock options associated with the above compensation expense for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Expected life	3.6 years	3.8 years	N/A
Risk free interest rate	1.31%	1.99%	N/A
Volatility	40.07%	55.25%	N/A
Dividend yield	0.00%	0.00%	N/A

During the period from April 2007 through August 2008 (“Suspension Period”), the Company was unable to issue registered shares to settle stock option exercises as the Company was not current with its periodic filings with the SEC as a result of the Audit Committee’s investigation of the Company’s accounting practices.  As such, the Company applies the “simplified” method to determine the expected life of stock options at the date of grant as its cannot rely on its historical exercise data due to the impact the Suspension Period had on the historical exercise data.   The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

With respect to volatility, the Company has certain financial instruments that are publicly traded from which it can derive the implied volatility. The Company uses market implied volatility of options with similar terms for valuing its stock options.  The Company believes implied volatility is a better indicator of expected volatility because it considers option trader’s forecast of future stock price volatility.

Deferred Compensation Plan

The Company has a deferred compensation plan which provides directors, executive management and other key employees with the ability to defer the receipt of compensation in order to accumulate retirement funds on a tax-free basis.  The Company does not make contributions to the deferred compensation plan or guarantee returns on the investments.  Participant deferrals and investment gains and losses remain the Company’s assets and are subject to claims of general creditors.

The assets and liabilities of the deferred compensation plan are recorded at fair value each reporting period with the changes in fair value recorded in other income.  As of June 27, 2010 and June 28, 2009, the fair value of the assets was $7.3 million and $9.4 million, respectively, and the fair value of the liabilities was $6.0 million and $5.5 million.  The Company recorded net changes in fair value for the deferred compensation plan in other income of $0.4 million, $0.5 million and $0.4 million for fiscal years 2010, 2009 and 2008, respectively.

401(k) Plan

The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement.  The Company’s contributions to the 401(k) plan were $2.9 million, $3.0 million, and $3.5 million for fiscal years 2010, 2009 and 2008, respectively.

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

Asset write-downs are principally related to facilities and equipment that will not be used subsequent to the completion of exit or downsizing activities being implemented, and cannot be sold for amounts in excess of carrying value. In determining the asset groups for the purpose of calculating write-downs, the Company groups assets at the lowest level for which identifiable cash flow information is largely independent of the cash flows of other assets and liabilities. In determining whether an asset was impaired, the Company evaluates estimated undiscounted future cash flows and other factors such as changes in strategy and technology. An impairment loss exists if the estimated undiscounted future cash flows from the initial analysis are less than the carrying amount of the asset group. The Company then determines the fair value of the asset group using the present value technique, by applying to the estimated future cash flows a discount rate that is consistent with the rate used when analyzing potential acquisitions.

Asset impairment, restructuring and other charges represent costs related primarily to the following:

•	Newport Fabrication Facility Consolidation
•	El Segundo Fabrication Facility Closure
•	Research and Development Facility Closure Initiative
•
Termination of the Vishay Intertechnology, Inc. (“Vishay”) transition product services agreement (“TPSA”), related to the Company’s April 2007 Power Control Systems business divestiture (“Divestiture”)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Asset Impairment, Restructuring and Other Charges (Continued)

The following table summarizes restructuring charges incurred during the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	2010	2009	2008
Reported in asset impairment, restructuring and other charges
Asset impairment	$—	$48,885	$—
Severance and workforce reduction costs	194	6,648	2,670
Other charges	95	960	410
Total asset impairment, restructuring and other charges	$289	$56,493	$3,080

 In addition to the amounts in the table above, $1.0 and $0.7 million of workforce reduction expense related to retention bonuses was recorded in cost of sales during the fiscal years 2010 and 2009, respectively, related to the restructuring initiatives. In addition costs were incurred to relocate and install equipment of $2.1 million and $3.7 million for the fiscal years ended June 27, 2010 and June 28, 2009, respectively. These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the Company's restructuring related accruals for fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008 which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	All Other (1)
Accrued severance and workforce reduction costs, July 1, 2007	$—	$—	$826
Charged to asset impairment, restructuring and other charges	—	—	2,670
Charged to operating expenses	—	—	5,674
Costs paid	—	—	(8,095)
Foreign exchange gains	—	—	16
Accrued severance and workforce reduction costs, June 29, 2008	—	—	1,091
Charged to asset impairment, restructuring and other charges	1,815	3,610	1,678
Charged to operating expenses	—	468	238
Costs paid	(1,574)	(504)	(2,216)
Foreign exchange gains	118	—	1
Change in provision	—	(39)	(416)
Accrued severance and workforce reduction costs, June 28, 2009	359	3,535	376
Charged to asset impairment, restructuring and other charges	—	357	—
Charged to operating expenses	—	1,006	31
Costs paid	(347)	(2)	(244)
Foreign exchange gains	(12)	—	—
Change in provision	—	—	(163)
Accrued severance and workforce reduction costs, June 27, 2010	$—	$4,896	$—

(1)	All Other includes accruals related to Research and Development Facility, the Divestiture, and Other Activities and Charges.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Asset Impairment, Restructuring and Other Charges (Continued)

The following table summarizes the total asset impairment, restructuring and other charges by initiative for the fiscal years 2010, 2009 and 2008:

	Newport, Wales	El Segundo	Research & Development Facility	Divestiture and Other Charges	Total
Fiscal 2008 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$—	$—	$2,670	$—	$2,670
Other charges	—	—	410	—	410
Total fiscal 2008 asset impairment, restructuring and other charges	$—	$—	$3,080	$—	$3,080

Fiscal 2009 reported in asset impairment, restructuring and other charges:
Asset impairment	$48,885	$—	$—	$—	$48,885
Severance and workforce reduction costs	1,815	3,571	381	881	6,648
Other charges	33	654	273	—	960
Fiscal 2009 total asset impairment, restructuring and other charges	$50,733	$4,225	$654	$881	$56,493

Fiscal 2010 reported in asset impairment, restructuring and other charges:
Asset impairment	$—	$—	$—	$—	$—
Severance and workforce reduction costs	—	357	(47)	(116)	194
Other charges	—	—	95	—	95
Fiscal 2010 total asset impairment, restructuring and other charges	$—	$357	$48	$(116)	$289

Newport, Wales Fabrication Facility Consolidation Initiative

The Company adopted a plan during the second quarter of fiscal year 2009 to consolidate its wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand.  Subsequent to initiating the plan and exiting certain portions of the facility, there was a significant recovery in demand during the second half of fiscal year 2009.  To service this unforeseen demand, the Company reopened much of the space previously designated for closure as part of this initiative.  Based on the Company’s current demand outlook, the Company has postponed this factory consolidation and does not anticipate re-initiating this factory consolidation until, at the earliest, the second half of fiscal year 2011.  The total pre-tax cost of the consolidation plan is approximately $52.4 million, of which $48.9 million is non-cash charges.  These charges consisted of severance and other workforce reduction costs of $1.8 million, asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facilities of $1.7 million. Through the end of fiscal year 2009, the Company had recorded $52.0 million of the estimated costs to complete the initiative.  During the year ended June 27, 2010, the Company recorded $0.5 million of costs related to moving and installing equipment.  These costs were charged to cost of sales.  Cash payments for this initiative were approximately $0.9 million during fiscal year 2010, and $3.2 million during fiscal year 2009.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Asset Impairment, Restructuring and Other Charges (Continued)

El Segundo, California Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of the additional costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs will be charged to operating expense.  The restructuring charge recorded through fiscal year 2009 under this initiative included $3.6 million of severance, $0.7 million other workforce reduction costs and $2.3 million of other charges for this initiative.  Due to a significant increase in demand, the Company has delayed the closure of this facility.  The Company continues to evaluate the timing of this factory closure based on the demand outlook and the availability of external capacity.  Based on the Company’s current demand outlook, the Company does not anticipate re-initiating the closure of this factory until, at the earliest, the second half of fiscal year 2011.

Cash payments for this initiative were approximately $1.6 million and $3.5 million during the fiscal years ended June 27, 2010 and June 28, 2009, respectively, and are estimated to be $7.4 million during the second half of fiscal year 2011 or the first half of fiscal year 2012.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England R&D facility and its El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  We have completed the closure of the Oxted, England facility, and intend to sell the property when market conditions improve.  We intend to complete the closure of and exit the El Segundo, California facility in conjunction with shutting down the adjacent El Segundo, California fabrication facility.  Through fiscal year 2009, the Company had incurred approximately $7.3 million of the total estimated costs under this initiative. Restructuring related cash payments were approximately $0.3 million and $1.7 million during the fiscal years ended June 27, 2010 and June 28, 2009, respectively, and are estimated to be $1.4 million for fiscal year 2011, and thereafter.

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

9. Segment Information

    The Company reports in six segments which correspond to the way the Company manages its business and interacts with customers. These reportable segments, which correspond to operating segments include:

Power Management Devices (“PMD”) - The PMD segment targets power supply, data processing, and industrial and commercial battery-powered applications with the Company’s discrete power MOSFETs, excluding its Low Voltage DirectFET® products.

Energy-Savings Products (“ESP”) -The ESP segment targets solutions in variable-speed motion controls, advanced lighting products and consumer electronics with the Company’s HVICs, digital control ICs, micro-electronic relay ICs, motion control modules and IGBTs.  These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

Automotive Products (“AP”) - The AP segment products are focused solely on automotive customers and applications that require a high level of reliability, quality and performance and consist of the Company’s automotive qualified HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs.  The Company’s automotive product portfolio provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.

Enterprise Power (“EP”) -The EP segment targets data center applications as well as notebooks, graphics cards, gaming consoles and other computing and consumer applications with the Company’s LVICs (including XPhase® and SupIRBuck™), iPOWIR integrated Power Stages and low-voltage DirectFET® Power MOSFETs.

HiRel - The HiRel segment includes the Company’s RAD-Hard™ power management modules, RAD-Hard™ power MOSFETs, RAD-Hard™ ICs, and the Company’s RAD-Hard™ DC/DC converters as well as other high-reliability power components that address power management requirements in satellites, launch vehicles, aircraft, ships, submarines, and other defense and high-reliability applications including an expanding interest in heavy industry and biomedical applications.  HiRel’s strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in naturally harsh environments like space and undersea as well as applications that require a high level of reliability to address issues of safety, cost of failure or difficulty in replacement, like medical applications.

Intellectual Property (“IP”) - The IP segment includes revenues from the sale of the Company’s technologies and manufacturing process know-how, in addition to the operating results of the Company’s patent licensing and settlements of claims brought against third parties.  With the expiration of the Company’s broadest MOSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arrangements that it believes are consistent with its business strategy.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Segment Information (Continued)

Transition Services (“TS”) - The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Divestiture.  After ongoing ramp-down in many of such services, Vishay terminated most wafer processing services under the TPSA effective April 30, 2009.  The revenue from such terminating services represents all but an immaterial amount of the remaining revenue reported under the TS segment.  The immaterial amounts of remaining sales to Vishay have been included in the Company’s PMD segment results as of the beginning of fiscal year 2010.

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

During the fourth quarter of fiscal year 2010, the Company realigned the reporting for certain products within its reportable segments.  This realignment was primarily between the Company’s PMD segment and AP segment with revenue and gross margin for certain products previously reported under the PMD segment now reported under the AP segment.  These changes resulted in an increase in revenue and gross margin for the AP segment and a corresponding decrease in revenue and gross margin for the PMD segment.  Prior periods have been adjusted to reflect this realignment.

The Company’s “ongoing customer segments” include PMD, ESP, AP, EP and HiRel reporting segments and its “ongoing segments” include the ongoing customer segments as well as the IP reporting segment.

For the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008, revenue and gross margin by reportable segments were as follows (in thousands, except percentages):

	June 27, 2010			June 28, 2009			June 29, 2008
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
PMD	$345,610	38.6%	16.5%	$233,737	31.6%	10.9%	$329,910	33.5%	21.9%
ESP	185,404	20.7	40.3	151,090	20.4	36.7	166,325	16.9	34.6
AP	72,932	8.1	24.2	54,061	7.3	21.5	85,275	8.7	31.8
EP	128,691	14.4	42.3	87,473	11.8	37.1	160,357	16.3	36.2
HiRel	153,213	17.1	51.7	148,266	20.0	51.7	152,855	15.5	50.4
Ongoing customer segments total	885,850	98.9	32.0	674,627	91.1	29.9	894,722	90.9	32.6
IP	9,447	1.1	100.0	27,673	3.7	100.0	30,490	3.1	100.0
Ongoing segments total	895,297	100.0	32.7	702,300	94.9	32.6	925,212	93.9	34.9
TS	―	―	―	38,119	5.1	(11.3)	59,618	6.1	0.4
Consolidated total	$895,297	100.0%	32.7%	$740,419	100.0%	30.4%	$984,830	100.0%	32.8%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Segment Information (Continued)

Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term investments, restricted cash, long-term deferred income taxes, goodwill and acquisition-related intangibles. Geographic information for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 is presented below (in thousands):

	2010	2009	2008
Revenues from Unaffiliated Customers
The United States	$204,474	$218,781	$272,928
Asia	516,993	364,795	484,516
Europe	164,383	129,169	196,896
Subtotal	885,850	712,745	954,340
Royalties (unallocated)	9,447	27,674	30,490
Total	$895,297	$740,419	$984,830
Long-lived Assets
The United States	$235,021	$247,546	$286,088
Asia	28,139	30,388	37,528
Europe	131,203	145,690	252,734
Total	$394,363	$423,624	$576,350

During the fiscal year ended June 27, 2010, sales to two of the Company’s distribution customers were approximately 13.2 and 11.2 percent, respectively, of consolidated revenues.  No single customer accounted for more than ten percent of the Company’s consolidated revenue for the fiscal years ended June 28, 2009 and June 29, 2008.

10. Income Taxes

Income (loss) from continuing operations before income taxes for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 is as follows (in thousands):

	Fiscal Years Ended
	2010	2009	2008
Domestic	$(19,787)	$(130,566)	$(154,624)
Foreign	48,422	(21,512)	53,115
Total income (loss) from continuing operations before income taxes	$28,635	$(152,078)	$(101,509)

The (benefit from) provision for income taxes from continuing operations for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 is as follows (in thousands):

	Fiscal Years Ended
	2010	2009	2008
Current income taxes:
Domestic	$(31,307)	$(15,008)	$(41,020)
Foreign	(15,000)	6,246	17,112
	$(46,307)	$(8,762)	(23,908)
Deferred income taxes:
Domestic	$(4,983)	$78,117	$(16,132)
Foreign	(902)	25,984	(2,228)
	(5,885)	104,101	(18,360)
Total (benefit) provision	$(52,192)	$95,339	$(42,268)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

The tax benefit from options exercised reduced current or future income taxes payable for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 by $0.0 million, $0.0 million, and $0.1 million, respectively.

The Company’s effective tax rate on pretax income (loss) from continuing operations differs from the U.S. federal statutory tax rate for the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008, as follows:

	Fiscal Years Ended
	2010	2009	2008
Statutory tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	6.0	―	(3.1)
Change in valuation allowance	(8.6)	105.1	(1.2)
Multijurisdictional taxation	(35.7)	(4.7)	(2.5)
Actual and deemed foreign dividends	51.3	23.9	6.8
Foreign tax credit	(21.5)	(12.3)	(2.4)
Research and development credit	(4.7)	(3.1)	(2.1)
Uncertain tax positions	(205.1)	(14.6)	(11.1)
Goodwill impairment	―	3.6	7.1
Other, net	1.0	(0.2)	1.9
Effective tax rate (benefit)	(182.3)%	62.7%	(41.6)%

The major components of the net deferred tax assets (liabilities) as of June 27, 2010 and June 28, 2009 are as follows (in thousands):

	June 27, 2010	June 28, 2009
Deferred tax assets:
Accrued expenses	$16,348	$47,394
Accrued compensation	18,501	16,768
Property, plant and equipment	63,975	64,093
Unrealized loss on securities	318	—
Net operating loss carryforward	58,477	23,605
Research and experimental credits	39,302	39,043
Other tax credits	25,753	19,031
Other	22,350	45,795
Total deferred tax assets	245,023	255,729
Valuation allowance	(236,405)	(248,666)
Deferred tax liabilities:
Unrealized gain on securities	(4,682)	(2,905)
Unrealized gain on functional currency	―	(230)
Other	(1,133)	(1,943)
Total deferred tax liabilities	(5,815)	(5,078)
Net deferred tax assets	$2,803	$1,985

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies. In fiscal year 2010, the Company maintained valuation allowances against its current deferred tax assets in the U.S. and the U.K.  The Company evaluates its deferred income tax assets quarterly to determine whether it is “more likely than not” the assets will be realized.

As cumulative pre-tax losses for the current and prior two years in the Company's U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards.  Similarly, as cumulative pre-tax losses for the current and prior two years in the Company’s Newport, Wales subsidiary constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards.  In evaluating the positive evidence available, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. The Company did examine the four sources which allow the realization of deferred tax assets. They are:  carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences.  Of the four sources, loss carrybacks were the only meaningful one available to support the Company's ability to realize the tax benefit of its remaining U.S. federal current deferred tax assets.  The Company determined that it would not carryback this taxable loss.  However, the Company determined that it could avail itself of a tax planning strategy and established a $2.6 million deferred tax asset during fiscal year 2009 and recognized this asset during fiscal year 2010.  A valuation allowance, therefore, is maintained on the remaining net U.S. deferred tax assets.

With regards to the Company’s Newport, Wales subsidiary, of the four sources of taxable income, there are no sources available to support the Company's ability to realize the tax benefit as U.K. tax law only allows the carryback of net operating losses one year.  No taxes would be refundable from that carryback; accordingly no benefit to tax expense would be realized.  Therefore, the Company maintained a full valuation allowance on the net U.K. deferred tax assets.

The Company has federal, state and foreign net operating loss carryforwards.  The federal net operating loss of $64.4 million will expire in 2030 and 2031, and the foreign net operating losses of $29.3 million have no expiration.  The California net operating loss of $80.6 million will expire in 2015, 2019 and 2029.  The Company has a foreign tax credit of $47.9 million that will expire in 2020 and 2021.  The Company also has federal research credits of $5.6 million that will expire in 2030 and 2031 and California research credits of $40.3 million that have no expiration.  The Company has $1.6 million of California Manufacturing Investment Credits that will expire in 2012.

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of operating loss carryforward and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period. The Company does not believe an ownership change has occurred as of June 27, 2010 that would limit the Company’s utilization of any operating loss carryforward or other tax attributes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

A reconciliation of unrecognized tax benefits from June 29, 2008 to June 27, 2010 is as follows (in thousands):

Beginning balances of June 29, 2008	$85,657
Increases for positions taken in current year	1,399
Increases for positions taken in a prior year	45,424
Decreases for positions taken in a prior year	(59,984)
Decreases for settlements with taxing authorities	(629)
Decreases for lapses in the applicable statute of limitation	(5,643)
Unrecognized tax benefits at June 28, 2009	$66,224

Increases for positions taken in current year	$23,738
Increases for positions taken in a prior year	6,506
Decreases for positions taken in a prior year	(11,548)
Decreases for settlements with taxing authorities	(35,275)
Decreases for lapses in the applicable statute of limitation	(4,433)
Unrecognized tax benefits at June 27, 2010	$45,212

As of June 27, 2010, the liability for income tax associated with uncertain tax positions was $45.2 million. If recognized, the liability associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $13.2 million which would reduce the Company’s future effective tax rate.  For fiscal year 2010, $29.5 million of increases to uncertain tax positions, if recognized, would affect the effective tax rate; however, it would be in the form of long-term deferred tax assets which would attract a full valuation allowance.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  The Company had accrued interest and penalties related to uncertain tax positions as of June 27, 2010 and June 28, 2009 of $4.2 million and $22.0 million, respectively.  The change in interest and penalties during fiscal year 2010 was primarily the result of a favorable ruling from the Joint Committee on taxation for prior year refund claims, the filing of certain state tax returns for fiscal years 2005 – 2009, amended state tax returns for fiscal years 2001 – 2007, and the lapsing of certain foreign jurisdictions’ statute of limitations.  For fiscal year 2009, the decrease in tax, interest and penalties was primarily due to the filing of U.S. federal amended returns for fiscal years 2001 to 2007 and the lapsing of certain U.S. and foreign jurisdictions’ statute of limitations.

The uncertain tax positions are expected to decrease by $4.2 million during the next twelve months primarily due to changes in positions taken and lapses in certain statutes of limitation, offset by small increases in uncertain tax positions in certain foreign tax jurisdictions.

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

During fiscal year 2010, the Company filed amended U.S. state income tax returns and voluntary disclosure agreements and paid approximately $1.2 million in taxes and $0.1 million in related interest and penalties to various U.S. state taxing authorities in connection with uncertain tax positions recorded for fiscal years 2001 through 2009.  The Company anticipates it will pay an additional $0.6 million in related interest and penalties in fiscal year 2011 as part of the state tax return filing process.

The Company’s major tax jurisdictions are U.S. Federal, California, Japan, United Kingdom, Singapore, Germany, Hong Kong and Mexico. In the ordinary course of business, the Company is subject to examination by taxing authorities. As of June 27, 2010, the Company is no longer subject to U.S. federal income tax examinations for years before the fiscal year ended June 28, 2009; California income tax examinations before the fiscal year ended July 2, 2006; Japan income tax examinations before the fiscal year ended July 6, 2003; United Kingdom before the fiscal year ended July 2, 2006;  Germany tax examinations before the fiscal year ended July 2, 2006; Singapore tax examination for the year of assessment 2007 and before; Mexico tax examination for the assessment year ended December 31, 2001; and Hong Kong profits tax examinations before the assessment year ended March 31, 2004.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

The Company concluded its tax examination for Germany for fiscal years ended June 30, 2002 through July 3, 2005.  The Company concluded its tax examination in California for fiscal years ended June 30, 2001 through July 3, 2005.  The Company believes it is more likely than not that no additional tax is owed.

The Company is pursuing refunds for income taxes it believes to have overpaid in Japan.  The Company cannot determine that the realization of the tax refunds of $2.9 million is probable and as such has not recognized them as income tax benefits in its financial statements.  The Company did receive a refund in Singapore for $10.6 million. These amounts benefited income tax in fiscal year 2010 as the likelihood of these refund claims were previously considered not probable and accordingly no benefit was recognized previously.

As of June 27, 2010, U.S. income taxes have not been provided on approximately $24.2 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

As a matter of course, the Company is regularly audited by various taxing authorities. Unfavorable settlement of any particular issue would require the use of cash. Favorable resolution would be recognized as a reduction to the effective tax rate in the year of resolution or a reduction of goodwill if it relates to purchased tax liabilities. The Company’s interest and penalties associated with income taxes are included in both accrued income taxes and long-term income taxes payable, as appropriate. While it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter, the Company does not expect the results of these audits to have a material impact on its financial position or results of operations.

11. Net Income per Common Share

The table below provides a reconciliation of the numerator and denominator for the basic and diluted per-share computations for fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008 (in thousands, except per share amounts):

	Fiscal Years Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Net income (loss)	$80,827	$(247,417)	$(59,241)
Less: Income allocated to participating securities	465	—	—
Income available to common stockholders	80,362	(247,417)	$(59,241)
Earnings per common share – basic
Weighted average shares outstanding	70,958	72,295	72,819
Basic income(loss) per share	$1.13	$(3.42)	$(0.81)
Earnings per common share – diluted
Basic weighted average shares outstanding	70,958	72,295	72,819
Effect of dilutive securities – stock options	290	—	—
Diluted weighted-average shares	71,248	72,295	72,819
Diluted income (loss) per share	$1.13	$(3.42)	$(0.81)

For the fiscal year ended June 27, 2010, 2,734,860 of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for the period as the exercise price for these common stock equivalents was greater than the average market price of the common stock of the Company during the period.  For the fiscal years ended June 28, 2009 and June 29, 2008, as a result of the net loss reported for these fiscal years, 8,144,217 and 8,040,342 of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for these periods, respectively.

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

During negotiations for the Divestiture, chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy. The Company has advised appropriate governmental authorities and has not received any further reply to its inquiries since the Company’s initial communications with the governmental authorities.  There are no current orders or directives on the matter outstanding from the governmental authorities against the Company.

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

It remains the position of Rachelle that its wastes were not hazardous.  In addition, Rachelle operated as an independent corporation and the Company did not believe that a complaining party would be successful in reaching the assets of IR even if it could prevail on a claim against Rachelle.  Because Rachelle has not been sued, none of the Company’s insurers has accepted liability, although at least one of the Company’s insurers previously reimbursed IR for defense costs for the lawsuit filed against IR.

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

13. Commitments and Contingencies

The Company has operating leases for the use of certain real estate and equipment.  Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties.  All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes.  There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options.  Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes.  Total rental expense on all operating leases totaled $10.2 million, $11.5 million and $11.1 million for the fiscal years ended June 27, 2010, June 28, 2009, and June 29, 2008, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $18.3 million at June 27, 2010.  The Company had no capital lease obligations as of June 27, 2010.

As of June 27, 2010, minimum fixed rentals required for the next five years and thereafter under operating leases are as follows (in millions):

Fiscal Year	Minimum Fixed Rentals
2011	$7.6
2012	2.9
2013	1.9
2014	0.8
2015	0.5
Thereafter	0.1
Total	$13.8

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Commitments and Contingencies (Continued)

 During the fiscal year 2009 the Company entered into an amended foundry services agreement with one of its contract manufacturers for wafer fabrication, under which the Company is entitled to purchase up to 1,000 silicon wafers per week. Under the terms of the agreement, the Company may be required to advance funds or transfer equipment against future processing charges if the Company does not purchase minimum required amounts of dies or wafers determined on a quarterly basis. The maximum amount the Company would be required to advance under the agreement is $5.5 million of cash and equipment, at fair market value, with cash advances limited to a maximum of $2.5 million. If future purchases exceed a minimum level, a portion of the purchase price of these purchases will be credited against the advance. As of June 27, 2010, the Company had no advances outstanding to the contract manufacturer.

In connection with the Divestiture, in fiscal year 2007 the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. In fiscal year 2008, the divested entities’ tax obligations increased to $20.7 million due to the impact of foreign currency translation on the underlying obligation partially offset by a decrease in the obligation resulting from the lapsing of a statute of limitation in a foreign tax jurisdiction.  In fiscal year 2009, the divested entities tax obligations decreased to $7.3 million due to settlement of tax audits, lapsing of statute of limitations, and the decrease from foreign currency redetermination on the underlying obligation partially offset by an increase in adjustments arising from the filing of amended tax returns.  In fiscal year 2010, the divested entities tax obligations decreased to $5.5 million due to lapsing of statute of limitations and the decrease from foreign currency redetermination of the underlying obligation.

14. Litigation

 International Rectifier Derivative Litigation.

On August 1, 2008, a partial derivative lawsuit captioned Mayers v. Lidow, No. BC395652, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint asserted derivative claims, purportedly on behalf of the Company, against certain of the Company's former officers, and current and former directors, alleging breach of fiduciary duty, unjust enrichment and violations of Section 25402 of the California Corporations Code (insider trading) in connection with accounting-related matters reported in the Company's public filings with the SEC. The derivative claims sought damages, disgorgement and imposition of a constructive trust against the individual defendants purportedly for the benefit of the Company. The complaint did not seek monetary relief against the Company.

                   The complaint was later amended by the plaintiffs, and the Company demurred to the amended complaint on the grounds that plaintiff lacked standing to bring the action. In August 2009, the Court sustained with prejudice the Company's demurrer to the amended complaint. The Court entered judgment dismissing the action with prejudice, and the plaintiff filed a notice of appeal from the judgment.

In January 2010, the plaintiff filed a request for dismissal and notice of abandonment of its appeal from the final judgment of dismissal.   Also in January 2010, counsel for plaintiff sent a letter to the Chairman of the Company's Board of Directors demanding that the Company investigate and pursue claims against certain of the Company's directors and former officers regarding the matters previously set forth in the amended complaint in Mayers.  On or about February 15, 2010, a Special Committee of the Board of Directors, comprised of four members of the Board who were not identified in the demand letter as targets of potential claims, was established to investigate the matters set forth in the demand letter and determine whether further litigation is in the best interests of the Company and its stockholders.  The Special Committee retained separate counsel to assist it in its work.  On or about July 16, 2010, counsel for plaintiff and defendants executed a stipulation of settlement of the claims asserted in the demand letter.  As part of the proposed settlement (which is subject to approval by the Court), the Company agreed to implement certain corporate governance changes and the Company agreed to pay to plaintiff’s counsel $550,000 in attorneys’ fees.  On August 5, 2010, the Court granted preliminary approval of the proposed settlement, ordering that notice of the settlement be given to stockholders of the Company and setting October 27, 2010 as the date for a final approval hearing.  Stockholders may file objections to, but may not opt out of, the proposed settlement on or before October 20, 2010.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Litigation (Continued)

Litigation from Vishay Proposal.

In August 2008, shortly after the Company's disclosure that Vishay Intertechnology,  Inc. ("Vishay") had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles. The complaint named as defendants the Company and all of its directors and alleged that the Vishay proposal was unfair and that acceptance of the offer would constitute a breach of fiduciary duty by the Board.  In October 2008, the case was consolidated with five other substantially similar complaints seeking the same relief.  In October 2008, plaintiffs filed a consolidated amended complaint purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the Board breached its fiduciary duty by rejecting the Vishay proposal.  In April 2009, the Court sustained with prejudice the Company’s demurrer to the amended complaint and ordered the action to be dismissed with prejudice.  In June 2009, plaintiffs in Zhao filed a notice of appeal from the final judgment of dismissal and in March 2010, plaintiffs-appellants filed their opening brief.  Defendants-respondents' brief was filed on  June 7, 2010, and on August 12, the Court granted plaintiff-appellants’ request for a thirty day extension of the deadline to file their reply brief to September 27, 2010. The Company intends to continue to defend against the claims asserted against it in this action vigorously.

EPC/Lidow Litigation.

In September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC) alleging improper and  unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program.  In March  2009, the Company refiled the suit in the Los Angeles Superior Court, Case No. BC409749, and in March 2009, Alex Lidow and EPC filed suit in the Los Angeles Superior Court, Case No. BC409750, against the Company alleging claims arising out of Lidow's employment with and separation from the Company, for violations of the California Labor Code and California Business and Professions Code, and alleging the Company unfairly competed and interfered with EPC.  In September 2009, EPC dismissed its claims from the complaint in Case No. BC409750, and refiled its claims as a cross-complaint in case No. BC409749.  Discovery is ongoing in those cases and trial has been tentatively set to take place in  2011.  The Company intends to vigorously pursue its rights in and defend against both actions.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal year ended June 27, 2010 (in thousands, except per share data):

	Three Months Ended
Year Ended June 27, 2010	September 27, 2009	December 27, 2009	March 28, 2010	June 27, 2010
Revenues	$179,371	$210,244	$241,886	$263,796
Cost of sales	132,014	147,426	154,576	168,684
Gross profit	47,357	62,818	87,310	95,112
Selling, general and administrative expense	43,582	37,285	43,135	45,188
Research and development expense	22,827	24,215	25,649	26,619
Amortization of acquisition-related intangible assets	1,094	1,094	1,093	1,094
Asset impairment, restructuring and other charges	167	(30)	117	35
Operating income (loss)	(20,313)	254	17,316	22,176
Other expense (income), net	778	1,009	318	(86)
Interest income, net	(3,970)	(2,488)	(2,573)	(2,190)
Income (loss) before income taxes	(17,121)	1,733	19,571	24,452
Benefit to income taxes	(221)	(26,585)	(20,816)	(4,570)
Net income (loss)	$(16,900)	$28,318	$40,387	$29,022
Net income (loss) per common share:
Basic:
Net income (loss) per common share	$(0.24)	$0.40	$0.57	$0.41
Diluted:
Net income (loss) per common share	$(0.24)	$0.39	$0.56	$0.41
Average common shares outstanding—basic	71,218	71,605	70,850	70,553
Average common shares and potentially dilutive securities outstanding—diluted	71,218	71,827	71,176	71,014
[Missing Graphic Reference]

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Quarterly Financial Data (Unaudited) (Continued)

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal year ended June 28, 2009 (in thousands, except per share data):

	Three Months Ended
Year Ended June 28, 2009	September 28, 2008	December 28, 2008	March 29, 2009	June 28, 2009 (1)
Revenues	$244,474	$189,746	$146,642	$159,557
Cost of sales	148,082	125,403	115,706	126,372
Gross profit	96,392	64,343	30,936	33,185
Selling, general and administrative expense	64,877	61,528	52,704	82,959
Research and development expense	24,717	24,901	22,379	26,214
Impairment of goodwill	—	—	23,867	—
Amortization of acquisition-related intangible assets	1,097	1,098	1,096	1,117
Asset impairment, restructuring and other charges	471	48,976	7,117	(71)
Gain on divestiture	—	—	—	(96,136)
Operating income (loss)	5,230	(72,160)	(76,227)	19,102
Other expense, net	14,582	10,626	11,599	2,910
Interest (income) expense, net	(5,060)	769	(4,091)	(3,312)
Income (loss) before income taxes	(4,292)	(83,555)	(83,735)	19,504
Benefit (provision) for income taxes	(106)	106,197	(1,163)	(9,589)
Net income (loss)	$(4,186)	$(189,752)	$(82,572)	$29,093
Net income (loss) per common share:
Basic:
Net income (loss) per common share	$(0.06)	$(2.61)	$(1.15)	$0.40
Diluted:
Net income (loss) per common share	$(0.06)	$(2.61)	$(1.15)	$0.40
Average common shares outstanding—basic	72,843	72,692	72,102	71,538
Average common shares and potentially dilutive securities outstanding—diluted	73,843	72,692	72,102	71,548

(1) Earnings per share for the fourth quarter of fiscal year 2009 have been restated to reflect the two-class method for computing earnings per share. See Notes 1 and 11.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 27, 2010. Based on this evaluation of our internal controls over financial reporting, our CEO and CFO concluded that, as of June 27, 2010, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of June 27, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").  Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of June 27, 2010, was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 27, 2010, has been audited by the Company’s independent register public accounting firm, as stated in their report appearing on page 104.

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

Changes in Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

IT General Controls

During fiscal years 2009 and 2010 we reviewed and evaluated our business applications and removed those conflicts where users may have had the ability to process transactions which were inconsistent with the user’s roles and responsibilities and identified and implemented controls to mitigate those risks.  We will continue to review and evaluate our business applications for conflicts on an ongoing basis.  In addition, we have implemented monitoring controls over the developers’ access to modify certain business applications and ensure that the modification to source code and data have been appropriately authorized, tested and approved.  We have determined that these monitoring controls are operating effectively.

Period End Financial Reporting Process

We have hired various personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles (“GAAP”) commensurate with our financial reporting requirements including a Vice President, Corporate Controller, and a Director, Financial Reporting, both reporting directly to the CFO.  We believe we have adequately engaged a sufficient complement of skilled personnel and we will continue to supplement our accounting staff with external advisors and technical accounting staff, as needed.  We have also implemented certain analytical procedures as part of our period end financial statement closing process to ensure that we have additional monitoring controls in place which are designed to ensure the accuracy of our financial statements.  Additionally, we have improved and implemented a more rigorous period end reporting processes to include improved controls and procedures involving review and approval of accounting transaction supporting documentation; we also implemented a workflow application which provided additional monitoring controls over the financial close process. We have determined that these monitoring controls are operating effectively and we continue to reinforce the importance of understanding GAAP.

Cash Flows

Beginning in the fourth quarter of the fiscal year 2009, we transitioned the preparation of the statement of cash flows internally to newly hired personnel with the appropriate accounting knowledge rather than relying on outside consultants. During the transition, we were able to identify the issues, which included cash flows from the effect of exchange rate changes and certain other items related to operating activities, and accurately reflect the proper reporting of the consolidated statement cash flows.  We have enhanced our procedures and controls over the preparation of our consolidated statement of cash flows also including improved training and review processes to ensure proper preparation, review, presentation and disclosure of amounts included in our consolidated statement of cash flows.  We have determined that these controls are operating effectively.

Accounting for Income Taxes

In November 2008, we hired a Director of Tax, and in November 2009, we hired a Director of Tax Controversies, both of whom report directly to the Vice President of Tax. We have recruited additional staff personnel with tax expertise and we have implemented training for our tax professionals to ensure adequate technical and accounting expertise, commensurate with our needs, to properly consider and apply GAAP for income taxes purposes.  Additionally, we continue to engage external technical advisers to assist us with the evaluation of complex tax issues.

We have increased the level of review of the preparation of the quarterly and annual income tax provision calculations, allocations and methodologies, as well as improved the process, procedures and documentation standards relating to the preparation of the income tax provision calculations.  We have corrected the methodology and accounting for certain types of foreign-earned income that is subject to taxation currently, rather than deferred until the earnings are remitted.  We have purchased new tax software for implementation in fiscal year 2011 to further facilitate the computation of our tax provision.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited International Rectifier Corporation and Subsidiaries’ internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Rectifier Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, International Rectifier Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Rectifier Corporation and Subsidiaries as of June 27, 2010 and June 28, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended June 27, 2010 and our report dated August 26, 2010 expressed an unqualified opinion thereon.

                                            /s/Ernst & Young LLP
Los Angeles, California
August 26, 2010

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers of the Company is included in Part I under the caption “Executive Officers of the Company.”  Other information required by this Item will appear in the Proxy Statement under the headings “Proposal No.1Election of Directors,” “Information Concerning Nominees and Members of the Board,” “Committees of the Board,” “Compensation Committee Report,” “Report of the Audit Committee,” “Compensation Committee Interlocks and Insider Participation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Additional Information for 2010 Annual Meeting,” which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item will appear in the Proxy Statement under the headings “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Policies and Practices as They Relate to the Company’s Risk Management,” and “Corporate Governance,” which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 27, 2010 about the Company’s Common Stock that may be issued upon the exercise of options granted to employees or members of the Company’s Board of Directors under the Company’s existing Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,784,657	$27.88	(1)	3,291,090	(2)
Equity compensation plans not approved by security holders	—	—		—
Total	5,784,657	$27.88		3,291,090

(1)	Calculated exclusive of outstanding restricted stock unit awards

(2)	Includes shares available for future issuance under the 2000 Employee Stock Participation Plan

Other information required by this Item will appear in the Proxy Statement under the heading “Security Ownership of Principal Stockholders and Management,” which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will appear in the Proxy Statement under the headings “Corporate Governance,” “Related Party Transaction Policy,” and “Certain Relationships and Related Transactions,” which sections are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will appear in the Proxy Statement under the heading “Proposal No. 2-Ratification of Appointment of Independent Registered Public Accounting Firm,” and “Independent Registered Public Accounting Firm Fees,” which sections are incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 49.

b.	Exhibits filed as part of this report are listed on the Exhibit Index on page 116.

EXHIBIT INDEX

Incorporated By Reference:

Exhibit No.	Item	Document
3(a)	Certificate of Incorporation of the Company, as amended through July 19, 2004	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.1)
3(b)	Amendment to Certificate of Incorporation, dated November 13, 2009	Form 10-Q for the quarterly period ended December 27, 2009, filed with the Securities and Exchange Commission on February 3, 2010. (Exhibit 3.2)
3(c)	Bylaws as Amended and Restated	Form 8-K filed August 24, 2010 ,with the Securities and Exchange Commission. (Exhibit 3.1)
4(a)	Amended and Restated Rights Agreement between International Rectifier Corporation and Chase Mellon Shareholder Services, LLC, dated as of December 15, 1998	Form 10-K—Annual Report for fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission on October 1, 1999. (Exhibit 4(a))
4(b)
Registration Rights Agreement, dated as of July 19, 2000, by and among International Rectifier Corporation, as Issuer, and Morgan Stanley & Co. Incorporated, J.P. Morgan & Co. and Banc of America Securities LLC
Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2000. (Exhibit 4.1)
10(a)*	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)
10(b)*	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(c)*	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)

10(d)*	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)
10(e)*	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q--for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 2)
10(f)*	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(g)*	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(h)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)
10(i)*	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(j)*	Amended and Restated International Rectifier Corporation 2000 Stock Incentive Plan, effective as of November 24, 2004.	Form 8-K dated November 24, 2004, filed with the Securities and Exchange Commission. (Exhibit 99.1)
10(k)*	International Rectifier Corporation Deferred Compensation Plan	Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.1)
10(l)*
Master Trust Agreement, effective as of November 11, 2004, between International Rectifier Corporation, a Delaware corporation, and Wilmington Trust Company, a Delaware corporation, as trustee, to evidence the master trust to be established pursuant to the International Rectifier Corporation Deferred Compensation Plan
Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.2)
10(m)*	Amended and Restated 1984 Stock Participation Plan, Effective as of November 21, 2005	Form 8-K dated November 21, 2005, filed with the Securities and Exchange Commission on November 21, 2005. (Exhibit 99.1)
10(n)	Credit Agreement, Dated June 27, 2006, Between International Rectifier Southeast Asia Pte. Ltd., and Bank of America, N.A. as Administrative Agent and Sole Initial Lender	Form 8-K dated July 3, 2006, filed with Securities Exchange Commission. (Exhibit 10.1)
10(o)	First Amendment to the Amended and Restated Rights Agreement dated August 11, 2006	Form 10-K—Annual Report for fiscal year ended June 30, 2006, dated September 15, 2006, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(p)	May 8, 2006 Confirmation between BNP Paribas Paris and International Rectifier Corp. Dated as of July 1, 1999, as Amended	Form 10-K—Annual Report for fiscal year ended June 30, 2006, dated September 15, 2006, filed with the Securities and Exchange Commission. (Exhibit 10.2)

10(q)
Credit Agreement, dated November 6, 2006, by and among the Company, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents
Form 8-K, dated November 9, 2006, filed with Securities and Exchange Commission. (Exhibit 99.1)
10(r)	Guaranty, Dated June 27, 2006, Executed by International Rectifier Corporation in Favor of Bank of America, N.A.	Form 8-K dated July 3, 2006, filed with Securities Exchange Commission. (Exhibit 10.2)
10(s)*	Transition and General Release Agreement, dated October 9, 2006, by and between Walter Lifsey and International Rectifier Corporation	Form 8-K, dated October 12, 2006, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(t)
Master Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of the Target Companies and certain of the assets of International Rectifier Corporation
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(u)
Asset Purchase Agreement, dated November 8, 2006, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd. and Vishay Intertechnology, Inc. with respect to certain assets of its Power Control Systems Business
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.2)
10(v)
Stock Purchase Agreement dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Electronic Motion Systems Ltd.
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.3)
10(w)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Canada Limited
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.4)
10(x)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of IR Germany Holdings
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.5)
10(y)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier (India) Limited
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.6)
10(z)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Corporation Italiana S.p.A.
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.7)
10(aa)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of Xi'an IR Micro-Electronics Co., Ltd.
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.8)

10(bb)	Transition Services Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(cc)	First Amendment to Master Purchase Agreement and Stock Purchase Agreement, dated January 23, 2007, by and between International Rectifier Corporation and Vishay International, Inc.	Form 10-Q—for the quarterly period ended December 31, 2006, dated February 9, 2007, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(dd)	Second Amendment to the Amended and Restated Rights Agreement, dated November 20, 2006, by and between International Rectifier Corporation and Mellon Investor Services	Form 10-Q—for the quarterly period ended December 31, 2006, dated February 9, 2007, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(ee)
Amendment and Waiver Agreement, dated March 30, 2007, by and among Vishay Intertechnology, Inc., Siliconix Inc., V.I.E.C.,  Ltd., Vishay Europe GmbH, Siliconix Semiconductor, Inc., acting in its function ( hoedanigheid ) as managing partner ( beherend vennoot ) of the limited partnership ( commanditaire vennootschap ), Siliconix Technology C.V., Vishay Americas, Inc., Vishay Asia Logistics Pte. Ltd., International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd. and IR International Holdings China, Inc.
Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(ff)	Technology License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(gg)	Technology License Back Agreement, dated April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)
10(hh)	Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.3)
10(ii)	IR Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.4)
10(jj)	Amended and Restated Transition Services Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.5)
10(kk)
Transition Product Services Agreement, dated April 1, 2007, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology and Vishay Asia Logistics Pte Ltd.
Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.6)
10(ll)	Transition Buy Back Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.7)
10(mm)	Transition IGBT/Auto Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.8)
10(nn)	Indemnification Escrow Agreement, dated April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.9)

10(oo)
Amendment No. 1, dated May 4, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent

Form 8-K, dated May 8, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(pp)
Amendment No. 1, dated May 4, 2007, by and between International Rectifier Corporation, a Delaware corporation ("IRC"), and Bank of America, N.A., as administrative agent, with respect to that certain Continuing Guaranty, dated June 27, 2006, executed by IRC in favor of Bank of America, N.A. and the other lenders in connection with that certain Credit Agreement, dated June 27, 2006, by and among International Rectifier Southeast Asia Pte. Ltd., a company organized under the laws of Singapore, Bank of America, N.A., as administrative agent, and the lenders party thereto

Form 8-K, dated May 8, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)
10(qq)
Amendment No. 2, dated June 27, 2007, by and among International Rectifier Corporation, a Delaware corporation ("IRC"), JPMorgan Chase Bank, National Association, as administrative agent, and the other lender parties, with respect to that certain Credit Agreement, dated November 6, 2006, by and among IRC, the lenders described therein, Bank of America, N.A., as syndication agent, and HSBC Bank USA, National Association and Deutsche Bank AG New York Branch, as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent
Form 8-K, dated July 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(rr)
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
10(ss)	Separation Agreement, dated October 2, 2007, by and between International Rectifier Corporation and Alex Lidow	Form 8-K, dated October 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(tt)*	Form of Option Grant Commitment Letter	Form 8-K, dated October 23, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)

10(uu)*	Donald R. Dancer Severance Agreement, dated October 29, 2007	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(vv)*	Linda J. Pahl Severance Agreement, dated October 29, 2007	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(ww)*	Form of Executive Officer Severance Agreement	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(xx)*	Form of Key Employee Severance Agreement	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(yy)*	Donald R. Dancer Compensation Agreement Letter, dated October 29, 2007	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.5)
10(zz)
Third Amendment to the Amended and Restated Rights Agreement, dated November 14, 2007, by and between International Rectifier Corporation and Mellon Investor Services LLC (f/k/a ChaseMellon Shareholder Services, LLC)
Form 8-K, dated November 16, 2007, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(aaa)
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
Form 8-K, dated December 17, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(bbb)*	Employment Agreement, dated February 6, 2008, by and between International Rectifier Corporation and Oleg Khaykin	Form 8-K, dated February 11, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(ccc)*	Letter Agreement, dated March 6, 2008, by and between International Rectifier Corporation and Donald R. Dancer	Form 8-K, dated March 12, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(ddd)*	Letter Agreement, dated March 6, 2008, by and between International Rectifier Corporation and Linda J. Pahl	Form 8-K, dated March 12, 2008, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(eee)
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
Form 8-K, dated March 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(fff)*	Offer Letter, dated March 31, 2008, by and between International Rectifier Corporation and Michael Barrow	Form 8-K, dated April 3, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)

10(ggg)*	Agreement, dated April 17, 2008, by and between International Rectifier Corporation and Eric Lidow	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(hhh)*	Separation Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Linda J. Pahl	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(iii)*	Consulting Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Pahl Consulting, Inc.	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(jjj)*	Letter Agreement, dated April 16, 2008, by and between International Rectifier Corporation and Peter B. Knepper	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(kkk)*	Form of Severance and General Release Agreement, dated May 30, 2008, between International Rectifier Corporation and Marc Rougee	Form 8-K, dated June 12, 2008, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(lll)	Form of Indemnification Agreement approved for directors and executive officers of International Rectifier Corporation	Current Report on Form 8-K, dated September 15, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(mmm)*	Offer Letter executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(nnn)*	Severance Agreement executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(ooo)
Fourth Amendment to the Amended and Restated Rights Agreement, dated as of October 12, 2008, by and between International Rectifier Corporation and Mellon Investor Services LLC (f/k/a/ ChaseMellon Shareholder Services, LLC)
Current Report on Form 8-K, dated October 12, 2008, filed with the Securities and Exchange Commission. (Exhibit 4.1)
10(ppp)*	Amendment to Letter Agreement, executed October 22, 2008, between International Rectifier Corporation and Peter B. Knepper	Current Report on Form 8-K, dated October 16, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(qqq)*	Amendment No. 1 to Consulting Agreement dated October 16, 2008, between International Rectifier Corporation and Pahl Consulting, Inc.	Current Report on Form 8-K, dated October 16, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(rrr)*	Form of Non-Employee Director Option Agreement	Form 10-Q—for the quarterly period ended September 30, 2008, filed with the Securities and Exchange Commission on November 6, 2008. (Exhibit 10.6)

10(sss)*	Amendment to Employment Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.6)
10(ttt)*	RSU Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.7)
10(uuu)*	Option Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.8)
10(vvv)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.9)
10(www)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.10)
10(xxx)*	Amendment to Compensation Agreement Letter, dated December 29, 2008, entered into between International Rectifier Corporation and Donald R. Dancer	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.11)
10(yyy)*	Amendment to Severance Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Donald R. Dancer	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.12)
10(zzz)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.13)
10(aaaa)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.14)
10(bbbb)*	Revised form of RSU Award Agreement under International Rectifier Corporation's 2000 Incentive Plan (Amended and Restated as of November 22, 2004)	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.15)
10(cccc)*	Amendment to Employment Agreement, dated as of February 17, 2009, by and between International Rectifier Corporation and Donald R. Dancer	Current Report on Form 8-K, dated February 17, 2009, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(dddd)*	2000 Incentive Plan Revised Non Employee Director Option Form	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.9)
10(eeee)*	International Rectifier Corporation Deferred Compensation Plan, Amended and Restated as of January 1, 2009	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.10)
10(ffff)*	Amendment No. 2 to Consulting Agreement, dated as of April 21, 2009, by and between International Rectifier Corporation and Pahl Consulting, Inc.	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.11)

10(gggg)*	Project Work Agreement, dated as of May 6, 2009, by and between International Rectifier Corporation and Tatum, LLC	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.12)
10(hhhh)
Confidential Settlement Agreement and Release, Amendment No. 1 to Transition Buy Back Die Supply Agreement, Amendment No. 2 to Technology License Agreement, Amendment No. 7 to Master Purchase Agreement, and Amendment No. 3 to Asset Purchase Agreement, dated June 25, 2009, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation
Current Report on Form 8-K/A, dated June 25, 2009, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(iiii)*	Offer Letter Agreement, dated May 16, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(jjjj)*	Severance Agreement, dated June 8, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(kkkk)*	Amendment to Offer Letter, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(llll)*	Amendment to Severance Agreement, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(mmmm)*	Offer Letter Amendment, dated November 5, 2009, between the Company and Ilan Daskal	Form 10-Q, dated November 6, 2009, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(nnnn)
Confidential Settlement Agreement and Release, Amendment No. 1 to Transition Buy Back Die Supply Agreement, Amendment No. 2 to Technology License Agreement, Amendment No. 7 to Master Purchase Agreement, and Amendment No. 3 to Asset Purchase Agreement, dated June 25, 2009, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation
Form 8-K/A, filed July 29, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(oooo)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Khaykin and Barrow	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(pppp)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Daskal and Bixler	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.2)
10(qqqq)*	Form of Performance Based Restricted Stock Unit Award Agreement for Alternative Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(rrrr)*	Form of Performance Based Restricted Stock Unit Award Agreement for Double Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(ssss)*	Description of Fiscal year 2010 Cash and Equity Incentive Programs for Executive Officers	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Item 5.2(e))
10(tttt)*	Description of Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed May 4, 2010, with the Securities Exchange Commission. (Item 1.1)

10(uuuu)*	Description of Fiscal Year 2011Cash and Equity Incentive Programs for Executive Officers	Form 8-K, filed July 13, 2010, with the Securities Exchange Commission. (Item 5.2(e))
10(vvvv)*	Form of Consulting Agreement, effective August 18, 2010, between International Rectifier Corporation and Dr. Jack O. Vance	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(wwww)*	Form of Non-Employee Director Restricted Stock Unit Agreement	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.2)
14	Code of Ethics	Form 8-K, filed with the Securities and Exchange Commission on November 18, 2005. (Exhibit 99.1)

*	Denotes management contract or compensatory plan or arrangement.

Submitted Herewith:

See page 49 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm-Ernst & Young LLP
23.2	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP
24	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)

	By:	/s/ ILAN DASKAL
Date: August 26, 2010		Ilan Daskal Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Dahl* Richard J. Dahl	Chairman of the Board	August 26, 2010

/s/ Oleg Khaykin* Oleg Khaykin	Director and Chief Executive Officer (Principal Executive Officer)	August 26, 2010

/s/ Robert Attiyeh* Robert Attiyeh	Director	August 26, 2010

/s/ Mary B. Cranston* Mary B. Cranston	Director	August 26, 2010

/s/ Dwight W. Decker* Dr. Dwight W. Decker	Director	August 26, 2010

/s/ Thomas A. Lacey* Thomas A. Lacey	Director	August 26, 2010

/s/ James D. Plummer* James D. Plummer	Director	August 26, 2010

/s/ Barbara L. Rambo* Barbara L. Rambo	Director	August 26, 2010

/s/ Jack O. Vance* Jack O. Vance	Director	August 26, 2010

/s/ Rochus E. Vogt* Rochus E. Vogt	Director	August 26, 2010

*By: /s/ Ilan Daskal Ilan Daskal Attorney-in-fact		August 26, 2010

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Fiscal Years Ended June 27, 2010, June 28, 2009, and June 29, 2008
(In thousands)

	Balance at beginning of year	Additions (reductions) charged to costs and expenses(1)	Deductions (2)	Balance at end of year
2010
Accounts receivable reserve	$5,102	$1,910	$(3,287)	$3,725
Deferred income tax valuation allowance	248,666	1,680	(13,941)	236,405
2009
Accounts receivable reserve	$6,525	$6,660	$(8,083)	$5,102
Deferred income tax valuation allowance	78,142	184,333	(13,809)	248,666
2008
Accounts receivable reserve	$8,401	$387	$(2,263)	$6,525
Deferred income tax valuation allowance	68,228	14,155	(4,241)	78,142

(1)
Additions charged to costs and expenses relating to accounts receivable are net of reductions to estimated reserves; additions to deferred income tax valuation allowance relating to state deferred tax assets true-up.

(2)
Deductions relating to accounts receivable reserve include uncollectible accounts written-off, net of recoveries; deductions of deferred income tax valuation allowance relating to decreased deferred tax assets and cumulative translation adjustment.