Form 10-Q
period 2010-09-26
INTERNATIONAL RECTIFIER CORP /DE/
filed 2010-11-05
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 69,386,570 shares of the registrant’s common stock, par value $1.00 per share, outstanding on October 27, 2010.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 26, 2010	September 27, 2009
Revenues	$280,867	$179,371
Cost of sales	172,043	132,014
Gross profit	108,824	47,357

Selling, general and administrative expense	48,310	43,582
Research and development expense	27,560	22,827
Amortization of acquisition-related intangible assets	1,219	1,094
Asset impairment, restructuring and other charges	134	167
Operating income (loss)	31,601	(20,313)
Other expense, net	1,312	778
Interest income, net	(1,409)	(3,970)
Income (loss) before income taxes	31,698	(17,121)
Provision for (benefit from) income taxes	(1,800)	(221)
Net income (loss)	$33,498	$(16,900)
Net income (loss) per common share—basic	$0.47	$(0.24)
Net income (loss) per common share—diluted	$0.47	$(0.24)
Average common shares outstanding—basic	70,165	71,218
Average common shares and potentially dilutive securities outstanding—diluted	70,483	71,218

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	September 26, 2010	September 27, 2009
Net income (loss)	$33,498	$(16,900)
Other comprehensive income (loss):
Foreign currency translation adjustments	8,770	(4,156)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $(659) and $2,657, respectively	(1,094)	2,209
Reclassification adjustments of net gains on foreign currency forward contract	—	(1,566)
Other comprehensive income (loss)	7,676	(3,513)
Comprehensive income (loss)	$41,174	$(20,413)

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 26, 2010	June 27, 2010
Assets
Current assets:
Cash and cash equivalents	$229,682	$229,789
Restricted cash	1,629	1,913
Short-term investments	281,170	309,384
Trade accounts receivable, net	171,432	156,753
Inventories	187,574	170,168
Current deferred tax assets	2,159	2,085
Prepaid expenses and other receivables	37,177	40,243
Total current assets	910,823	910,335
Restricted cash	1,776	1,753
Long-term investments	61,292	43,751
Property, plant and equipment, net	361,392	347,745
Goodwill	74,955	74,955
Acquisition-related intangible assets, net	13,728	7,446
Long-term deferred tax assets	8,072	7,738
Other assets	45,965	47,194
Total assets	$1,478,003	$1,440,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,069	$94,646
Accrued income taxes	5,838	5,764
Accrued salaries, wages and commissions	36,998	32,279
Current deferred tax liabilities	1,687	1,686
Other accrued expenses	82,640	75,259
Total current liabilities	222,232	209,634
Long-term deferred tax liabilities	5,335	5,334
Other long-term liabilities	32,853	34,504
Total liabilities	260,420	249,472
Commitments and contingencies
Stockholders’ equity:
Common shares	73,603	73,518
Capital contributed in excess of par value of shares	1,002,546	997,637
Treasury stock, at cost	(68,701)	(48,671)
Retained earnings	212,687	179,189
Accumulated other comprehensive loss	(2,552)	(10,228)
Total stockholders’ equity	1,217,583	1,191,445
Total liabilities and stockholders’ equity	$1,478,003	$1,440,917

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 26, 2010	September 27, 2009
Cash flow from operating activities:
Net income (loss)	$33,498	$(16,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,943	16,558
Amortization of acquisition-related intangible assets	1,219	1,093
Stock compensation expense	4,365	2,539
Gain on disposal of fixed assets	(349)	—
Provision for bad debt	92	41
Provision for (recovery of) inventory write-downs	2,036	(5,135)
Deferred income taxes	218	(1,830)
Other-than-temporary impairment of investments	538	1,905
(Gain) loss on derivatives	762	(1,256)
Gain on sale of investments	(537)	(2,560)
Excess tax benefit from stock options exercised	(50)	—
Net settlement of restricted stock units for tax withholdings	(228)	(192)
Changes in operating assets and liabilities, net	(20,418)	(2,425)
Other	(2,443)	901
Net cash provided by (used in) operating activities	37,646	(7,261)
Cash flow from investing activities:
Additions to property, plant and equipment	(22,731)	(9,466)
Proceeds from sale of property, plant and equipment	—	50
Acquisition of intellectual property	(7,500)	—
Release of restricted cash	261	—
Sale of investments	1,383	33,207
Maturities of investments	113,650	19,550
Purchase of investments	(104,129)	(110,420)
Purchase of equity investments	(1,500)	—
Net cash used in investing activities	(20,566)	(67,079)
Cash flow from financing activities:
Proceeds from exercise of stock options	850	870
Excess tax benefit from stock options exercised	50	—
Purchase of treasury stock	(20,031)	—
Net cash (used in) provided by financing activities	(19,131)	870
Effect of exchange rate changes on cash and cash equivalents	1,944	208
Net decrease in cash and cash equivalents	(107)	(73,262)
Cash and cash equivalents, beginning of period	229,789	365,761
Cash and cash equivalents, end of period	$229,682	$292,499

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

In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the Company’s results of operations, financial position, and cash flows have been included.  The results of operations for the interim periods presented are not necessarily comparable to the results of operations for any other interim period or indicative of the results that will be recorded for the full fiscal year ending June 26, 2011. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010 filed with the SEC on August 26, 2010 (the “2010 Annual Report”).

Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended September 2010 and 2009 consisted of 13 weeks ending on September 26, 2010 and September 27, 2009, respectively.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

The Company evaluates events subsequent to the end of the fiscal quarter through the date the financial statements are filed with the Securities and Exchange Commission for recognition or disclosure in the consolidated financial statements.  Events that provide additional evidence about material conditions that existed at the date of the balance sheet are evaluated for recognition in the consolidated financial statements.  Events that provide evidence about conditions that did not exist at the date of the balance sheet but occurred after the balance sheet date are evaluated for disclosure in the notes to the consolidated financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities measured and recorded at fair value on a recurring basis are presented on the Company’s condensed consolidated balance sheet as of September 26, 2010 as follows (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$37,191	$7,000	$30,191	$—
Short-term investments	281,170	217,410	63,760	―
Long-term investments	61,292	15,887	22,329	23,076
Other assets	26,447	23,156	(180)	3,471
Other accrued expenses	(183)	―	(183)	—
Other long-term liabilities	(6,480)	(6,480)	—	—
Total	$399,437	$256,973	$115,917	$26,547
Fair value as a percentage of total	100.0%	64.3%	29.0%	6.7%
Level 3 as a percentage of total assets				1.8%

    The fair value of investments, derivatives, and other assets and liabilities are disclosed in Note 2, Note 3, and Note 9, respectively.

During the three months ended September 26, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.

During the three months ended September 26, 2010, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.

As of September 26, 2010, the Company’s investments fair valued using Level 2 inputs included commercial paper, corporate bonds and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm or using broker pricing models, in each case, based on the market approach.  The Company also fair values its foreign currency forward contracts and swap contract using Level 2 inputs and a market valuation approach.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Valuation Techniques

The following table provides a reconciliation of the beginning and ending balances of financial assets measured at fair value on a recurring basis that used significant unobservable inputs, or Level 3 inputs, in the valuation of these financial assets for the three months ended September 26, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at June 27, 2010	$2,121	$23,337	$25,458
Total gains or (losses) (realized or unrealized):
Included in earnings	(154)	537	383
Included in other comprehensive income	—	589	589
Purchases, maturities, and sales:
Purchases	―	1,500	1,500
Maturities/prepayments	―	(1,383)	(1,383)
Sales	―	―	―
Transfers into level 3	―	―	―
Transfers out of level 3	—	—	—
Ending balance at September 26, 2010	$1,967	$24,580	$26,547

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs.  These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment and certain equity investments for which there is limited market activity where the determination of fair value requires significant judgment or estimation. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At September 26, 2010, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and the amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 26, 2010.

Gains and losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings, consist of mark-to-market adjustments for derivatives and other-than-temporary impairments for investments.  These gains and losses are included in other expense.  Realized gains or losses on the sale of securities are included in interest income.

Adoption of New Accounting Standards

In October 2009, the FASB issued ASC update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.”  This amendment establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.  The Company adopted ASC update No. 2009-13 as of the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments

Available-for-sale investments are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are included in other comprehensive income (loss) net of applicable income taxes. Gains or losses on sales of available-for-sale investments are recognized on the specific identification basis and are included in other income or interest income depending upon the type of security.

Available-for-sale securities as of September 26, 2010 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss		Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$14,196	$61	$	―	$61	$14,257
U.S. government and agency obligations	266,262	651		―	651	266,913
Total short-term investments	$280,458	$712	$	―	$712	$281,170
Long-Term Investments:
Corporate debt	$4,579	$7		$(1)	$6	$4,585
U.S. government and agency obligations	33,433	199		(1)	198	33,631
Mortgage-backed securities	8,683	2,944		—	2,944	11,627
Asset-backed securities	8,580	2,869		—	2,869	11,449
Total long-term investments	$55,275	$6,019		$(2)	$6,017	$61,292

Equity securities	$15,362	$1,756		$—	$1,756	$17,118

Available-for-sale securities as of June 27, 2010 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss		Net Unrealized Gain	Market Value
Short-Term Investments:
U.S. government and agency obligations	$308,469	$919		$(4)	$915	$309,384
Total short-term investments	$308,469	$919		$(4)	$915	$309,384
Long-Term Investments:
U.S. government and agency obligations	$20,043	$378		$(3)	$375	$20,418
Mortgage-backed securities	9,089	2,689		—	2,689	11,778
Asset-backed securities	9,030	2,529		(4)	2,525	11,555
Total long-term investments	$38,162	$5,596		$(7)	$5,589	$43,751

Equity securities	$14,397	$3,791	$	―	$3,791	$18,188

    The Company’s investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The Company holds as strategic investments the common stock of three publicly traded foreign companies and the common and preferred stock of a private domestic company. The common and preferred investments are shown as “Equity Securities” in the table above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the shares to the issuer at the price the shares were issued to the Company as adjusted for dividends received.  The put option became effective September 1, 2009 and is reported at fair value.  As of September 26, 2010, the fair value of the option was $2.0 million, with changes in fair value recorded in other income/expense (See Note 3, “Derivative Financial Instruments”).  The Company received no dividend income from these equity investments during the three months ended September 26, 2010, and $0.1 million for the three months ended September 27, 2009.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. The impairment evaluation considers numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the three months ended September 26, 2010, and September 27, 2009 were $0.5 million and $1.9 million, respectively.

The Company determined that one of its investments in common stock was other-than-temporarily impaired during the first three months of fiscal year 2011. As a result of determining the investment in common stock was other-than-temporarily impaired, the Company recorded an impairment charge of $0.5 million during the first three months of fiscal year 2011.  During the first three months of fiscal year 2010, the Company recorded impairment charges of $0.7 million related to its investment in mortgage-back securities and asset-backed securities, and $1.2 million related to an equity investment.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter end (in thousands):

	Securities held in a loss position for less than 12 months at September 26, 2010		Securities held in a loss position for 12 months or more at September 26, 2010		Total in a loss position at September 26, 2010
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
Corporate debt	$3,221	$(1)	$—	$—	$3,221	$(1)
U.S. government and agency obligations	17,540	(1)	―	―	17,540	(1)
Total	$20,761	$(2)	$—	$—	$20,761	$(2)

	Securities held in a loss position for less than 12 months at June 27, 2010		Securities held in a loss position for 12 months or more at June 27, 2010		Total in a loss position at June 27, 2010
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$27,245	$(7)	$—	$—	$27,245	$(7)
Total	$27,245	$(7)	$—	$—	$27,245	$(7)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The amortized cost and estimated fair value of investments at September 26, 2010, by contractual maturity, are as follows (in thousands):

Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$280,458	$281,170
Due in 1-2 years	38,012	38,216
Due in 2-5 years	38	41
Due after 5 years	17,225	23,035
Total investments	$335,733	$342,462

(1)	Contractual maturity for asset-backed and mortgage-backed securities was based on initial contractual maturity dates.

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates indicated in the table above.

Gross realized gains and (losses) were $0.5 million and $0 million, respectively, for the three months ended September 26, 2010 and gross realized gains and (losses) were $2.6 million and $0 million, respectively, for the three months ended September 27, 2009.  The cost of marketable securities sold was determined using the first-in, first-out method.

For the three months ended September 26, 2010 and September 27, 2009, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $0.1 million and $0.8 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

Fair Value of Investments

The following table presents the balances of investments measured at fair value on a recurring basis, including cash equivalents, as of September 26, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$300,544	$233,297	$67,247	$—
Corporate debt	18,842	―	18,842	—
Mortgage-backed securities	11,627	―	—	11,627
Asset-backed securities	11,449	―	—	11,449
Equity securities	17,118	15,614	—	1,504
Total securities at fair value	$359,580	$248,911	$86,089	$24,580

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate these risks, and as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analysis.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  As of September 26, 2010 and June 27, 2010, the Company had currency forward contracts and a foreign currency swap contract which were not designated as accounting hedges.  In addition, at September 26, 2010, the Company held a put option on one of the Company’s strategic investments (See Note 2, “Investments”).

Interest Rates

The Company is subject to interest rate risk through its investments.  The objectives of the Company’s investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on the Company’s investments in short-term fixed-rate debt will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR or Treasury Bills.  Investments in longer term fixed-rate debt will be generally compared to yields on comparable maturity Government or high-grade corporate securities with an equivalent credit rating.

The Company had no outstanding interest rate derivatives as of September 26, 2010.

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

A significant amount of the Company’s revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a semiconductor fabrication facility with revenues primarily in the U.S. Dollar and Euro, and expenses in British Pound Sterling.  To protect against exposure to currency exchange rate fluctuations, the Company has established a balance sheet translation risk hedging program.  Currency forward contract hedges have generally been utilized in these risk management programs.  The Company’s hedging programs seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

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

The Company had approximately $59.0 million in notional amounts of forward contracts not designated as accounting hedges at September 26, 2010.  The net realized and unrealized foreign-currency gains(losses) related to forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $(0.6) million, and $(1.3) million for the three months ended September 26, 2010, and September 27, 2009, respectively.

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

At September 26, 2010, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets September 26, 2010		Derivative Liabilities September 26, 2010
Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Put option	Other assets	$1,967		$—
Currency forward contracts	Prepaid expenses and other receivables	—	Other accrued expenses	183
Foreign currency swap contracts	Other assets	(180)	Other accrued expenses	―
Total		$1,787		$183

The gain or (loss) recognized in earnings during the three months ended September 26, 2010 was (in thousands):

Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Put option	Other expense	$(154)
Currency forward contracts	Other expense	(584)
Foreign currency swap contracts	Other expense	(24)
Total		$(762)

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of September 26, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$1,967	$—	$—	$1,967
Foreign currency derivatives
Liabilities	(363)	—	(363)	—
Total derivative instruments at fair value	$1,604	$—	$(363)	$1,967

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Disclosures

Components in the changes of operating assets and liabilities for the three months ended September 26, 2010 and September 27, 2009 were comprised of the following (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Trade accounts receivable	$(11,709)	$(14,744)
Inventories	(18,140)	3,253
Prepaid expenses and other receivables	3,738	927
Accounts payable	(3,297)	7,869
Accrued salaries, wages and other commissions	4,397	(1,456)
Deferred compensation	298	195
Accrued income taxes payable	(2,735)	704
Other accrued expenses	7,030	827
Changes in operating assets and liabilities	$(20,418)	$(2,425)

Supplemental disclosures of cash flow information (in thousands):

	As of
	September 26, 2010	September 27, 2009
Non-cash investing activities:
Increase (decrease) in liabilities accrued for property, plant and equipment purchases	$3,014	$425

5. Inventories

Inventories at September 26, 2010 and June 27, 2010 were comprised of the following (in thousands):

	September 26, 2010	June 27, 2010
Raw materials	$46,768	$40,805
Work-in-process	82,546	77,233
Finished goods	58,260	52,130
Total inventories	$187,574	$170,168

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Acquisition-Related Intangible Assets

On July 30, 2010 we acquired certain intellectual property, including patent and patent rights, as well as 25.0 million shares of preferred stock from a privately held domestic company for a total of $9.0 million.  Of the $9.0 million, $7.5 million was allocated to the intellectual property and $1.5 million was allocated to the preferred stock.  The allocation was based upon the estimated fair value of the intellectual property and preferred stock as of the acquisition date.  The estimated fair values of the acquired patents and patent rights were determined based upon discounted after-tax cash flows adjusted for the probabilities of successful development and commercialization of the related technology.  The $7.5 million allocated to the patents and patent rights will be amortized on a straight-line basis over the estimated life of the patents of 11 years.

At September 26, 2010 and June 27, 2010, acquisition-related intangible assets included the following (in thousands):

		September 26, 2010
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(24,329)	$5,350
Customer lists	5 - 12	5,330	(4,959)	371
Intellectual property and other	5 - 15	15,463	(7,456)	8,007
Total acquisition-related intangible assets		$50,472	$(36,744)	$13,728

		June 27, 2010
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(23,379)	$6,300
Customer lists	5 - 12	5,330	(4,858)	472
Intellectual property and other	5 - 15	7,963	(7,289)	674
Total acquisition-related intangible assets		$42,972	$(35,526)	$7,446

As of September 26, 2010, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2011: $3,417; fiscal year 2012: $2,452; fiscal year 2013: $912; fiscal year 2014: $858; and thereafter $6,089.

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

The carrying amounts of goodwill by ongoing business segment as of September 26, 2010 and June 27, 2010 are as follows (in thousands):

Business Segments:	September 26, 2010	June 27, 2010
Power Management Devices	$—	$—
Energy-Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$74,955	$74,955

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Bank Letters of Credit

At September 26, 2010, the Company had $2.4 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

8. Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	September 26, 2010	June 27, 2010
Sales returns	$28,569	$27,306
Accrued accounting and legal costs	10,771	10,855
Deferred revenue	11,621	10,200
Accrued compensation	3,831	3,422
Accrued divestiture liability	179	295
Accrued warranty	2,380	2,293
Accrued utilities	2,176	1,483
Accrued sales and other taxes	3,513	2,329
Short-term severance liability	3,515	4,249
Other	16,085	12,827
Total other accrued expenses	$82,640	$75,259

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

The following table details the changes in the Company’s warranty reserve for the three months ended September 26, 2010, which is included in other accrued expenses (in thousands):

Accrued warranty, June 27, 2010	$2,293
Accruals for warranties issued during the period	1,156
Changes in estimates related to pre-existing warranties	(529)
Warranty claim settlements	(540)
Accrued warranty, September 26, 2010	$2,380

9. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):

	September 26, 2010	June 27, 2010
Income taxes payable	$16,061	$18,825
Divested entities’ tax obligations	5,850	5,523
Deferred compensation	7,954	7,357
Other	2,988	2,799
Total other long-term liabilities	$32,853	$34,504

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Long-Term Liabilities (Continued)

Fair Value of Long-term Liabilities

The following table presents the long-term liabilities and the related assets measured at fair value on a recurring basis as of September 26, 2010 (in thousands):

Long-term Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan	$6,480	$6,480	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	7,542	7,542	—	—

10. Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards.   Such shares are subject to registration under applicable securities laws, including pursuant to the rules and regulations promulgated by the Securities and Exchange Commission, unless an applicable exemption applies.

During the fiscal quarter ended September 26, 2010, the Company granted an aggregate of 18,500 stock options to Company employees under the 2000 Plan.  Subject to the terms and conditions of the 2000 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activities for the three months ended September 26, 2010 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 27, 2010	5,785	$27.88	—	$13,946
Granted	18	$18.35	$5.71	—
Exercised	(61)	$13.88	—	$366
Expired or forfeited	(813)	$42.63	—	—
Outstanding, September 26, 2010	4,929	$25.59	—	$15,763

For the three months ended September 26, 2010 and September 27, 2009, the Company received $0.8 million and $0.8 million, respectively, for stock options exercised.

During the fiscal quarter ended September 26, 2010, the Company granted awards of 309,462 units of restricted stock units  (“RSUs”) with performance based vesting criteria to certain executive officers and key employees pursuant to the Company’s 2000 Incentive Plan, as amended (“2000 Plan”).  The awards were valued at the market price of the underlying share of the Company’s common stock on the date of grant.  Any vesting of such awards would take place upon the achievement of certain performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  The performance goals for the awards vary depending on the executive officer or key employee, and must be achieved generally on or before the end of the Company’s fiscal year 2012 for the awards to vest, although some of the awards provide for achievement of performance goals on or before earlier dates.   For the three months ended September 26, 2010, the Company could not determine that achievement of the performance goals was probable within the time established for the awards and, accordingly, the Company recorded no expense related to these awards.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

In addition to the performance based RSU’s, during the fiscal quarter ended September 26, 2010, the Company granted 491,310 RSU’s to employees, and 30,520 RSU’s to members of the Board of Directors, in each case under the 2000 Plan, and which awards provided for vesting over a period of service, subject to the terms and conditions of the 2000 Plan and applicable award documentation.   For the awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The awards made to members of the Board of Directors were made as part of the Board’s annual director compensation program, under which the vesting of awards takes place on the first anniversary of the date of grant.

The following table summarizes the RSU activities, including those with performance based vesting criteria, for the three months ended September 26, 2010 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 27, 2010	452	$18.49	$9,113
Granted	831	$19.06	—
Vested	(36)	$19.62	$706
Forfeited	(11)	—	—
Outstanding, September 26, 2010	1,236	$18.87	$25,884

The Company's stock based compensation plans and award documentation permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the three months ended September 26, 2010, the Company withheld RSUs representing 11,661 underlying shares to fund grantees’ income tax obligations.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs (including RSUs with performance-based vesting criteria) at September 26, 2010 and June 27, 2010 is as follows (in thousands):
	As of
	September 26, 2010	June 27, 2010
Outstanding options exercisable	3,091	3,719
Options and RSUs available for grant	2,030	3,291
Total reserved common stock shares for stock option plans	8,195	9,528

For the three months ended September 26, 2010 and September 27, 2009, stock-based compensation expense associated with the Company’s stock options and RSUs (including RSUs with performance-based vesting criteria) was as follows (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Selling, general and administrative expense	$2,923	$1,673
Research and development expense	650	446
Cost of sales	792	420
Total stock-based compensation expense	$4,365	$2,539

Certain of the Company’s RSU and option award agreements provide for the vesting of one or more installments upon the satisfaction of certain conditions, among them certain conditions for an awardee’s retirement from service from the Company.  For the three months ended September 26, 2010, the Company recorded an aggregate of $0.9 million for awardees determined to be potentially eligible for retirement under applicable award agreements and such amount is included in the total selling, general and administrative, research and development, and cost of sales expense lines above.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

The total unrecognized compensation expense for outstanding stock options and RSUs was $21.2 million as of September 26, 2010.  The unrecognized compensation expense for the outstanding stock options and RSUs will generally be recognized over three years, except for the performance-based RSUs, and one stock option award and one RSU award made to the CEO.  The unrecognized compensation expense for the CEO’s grants will be recognized over 1.6 years. The unrecognized compensation expense for the outstanding performance based RSUs will be recognized when it is determined that it is probable the goals will be achieved or upon achievement of the goals, whichever event occurs first.

The fair value of the Company stock options issued during the three months ended September 26, 2010 and September 27, 2009, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 26, 2010	September 27, 2009
Expected life	3.5 years	3.5 years
Risk free interest rate	0.7%	1.4%
Volatility	41.5%	40.3%
Dividend yield	0.0%	0.0%

11. Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs and initiatives implemented by the Company. These programs and initiatives include the closing of facilities, the termination and relocation of employees and other related activities. Asset impairment, restructuring and other charges include program-specific exit costs, severance benefits pursuant to ongoing benefit arrangements, and special termination benefits.

            Asset impairment, restructuring and other charges represent costs related primarily to the following:

•	El Segundo Fabrication Facility Closure Initiative
•	Research and Development Facility Closure Initiative

The following table summarizes restructuring charges incurred during the three months ended September 26, 2010, and September 27, 2009 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$67	$91
Other Charges	67	76
Total asset impairment, restructuring and other charges	$134	$167

 In addition to the amounts in the table above, $0.1 million and $0.4 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the first three months of fiscal years 2011 and 2010, respectively, related to the restructuring initiatives.  The Company also incurred approximately $1.4 million of costs to relocate and install equipment for the first three months of fiscal year 2010.  These costs are not considered restructuring costs and were recorded in costs of sales.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

The following table summarizes changes in the Company's restructuring related accruals for the three months ended September 26, 2010, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 27, 2010	$4,896
Accrued during the quarter and charged to asset impairment, restructuring and other charges	67
Accrued during the quarter and charged to operating expenses	68
Costs paid during the quarter	—
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, September 26, 2010	$5,031

The following table summarizes the total asset impairment, restructuring and other charges by initiative for the three months ended September 26, 2010, and September 27, 2009 (in thousands):

	El Segundo Fabrication Facility Closure	Research and Development Facility Closure	PCS Divestiture (Recoveries)	Total
For the three months ended September 27, 2009 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$202	$—	$(111)	$91
Other charges	—	76	—	76
For the three months ended September 27, 2009, total asset impairment, restructuring and other charges	$202	$76	$(111)	$167

For the three months ended September 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$67	$—	$—	$67
Other charges	—	67	—	67
For the three months ended September 26, 2010, total asset impairment, restructuring and other charges	$67	$67	$—	$134

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

El Segundo Fabrication Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with an estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of these costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs are being charged to operating expense as incurred.  The restructuring charge recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million other workforce reduction costs and $3.9 million of other charges for this initiative. Due to continued higher demand than at the time the plan was adopted, the Company has delayed the closure of this facility.  The Company continues to evaluate the timing of this factory closure based on the demand outlook and the availability of external capacity.  Based on the Company’s current demand outlook, the Company does not anticipate re-initiating the closure of this factory until, at the earliest, the second half of fiscal year 2011.

Cash payments for this initiative were approximately $0.1 million during the first three months of fiscal year 2011, and are estimated to be $7.5 million during the second half of fiscal year 2011 or the first half of fiscal year 2012.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England R&D facility and its El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  We have completed the closure of the Oxted, England facility, and intend to sell the property when market conditions improve.  We intend to complete the closure of and exit from the El Segundo, California facility in conjunction with shutting down the adjacent El Segundo, California fabrication facility.  Through fiscal year 2010, the Company had incurred approximately $7.4 million of the total estimated costs under this initiative. Cash payments for this initiative were approximately $0.1 million during the first three months of fiscal year 2011, and are estimated to be $0.2 million and $1.3 million during the remainder of fiscal year 2011 and thereafter, respectively.

12. Segment Information

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

Energy-Saving Products (“ESP”) -The ESP segment targets solutions in variable-speed motion controls, advanced lighting products and consumer electronics with the Company’s HVICs, digital control ICs, micro-electronic relay ICs, motion control modules and IGBTs.  These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

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

Intellectual Property ("IP") - The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties.  With the expiration of the Company's broadest MOSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arrangements that it believes are consistent with its business strategy.

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

The Company’s “customer segments” includes PMD, ESP, AP, EP and HiRel reporting segments.

For the three months ended September 26, 2010 and September 27, 2009, revenue and gross margin by reportable segments are as follows (in thousands, except percentages):

	Three Months Ended September 26, 2010			Three Months Ended September 27, 2009
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$115,524	41.1%	29.5%	$66,055	36.8%	5.0%
Energy-Saving Products	60,016	21.4	42.5	37,863	21.1	34.6
Automotive Products	23,920	8.5	32.0	13,661	7.6	19.2
Enterprise Power	35,229	12.6	47.3	27,445	15.3	39.6
HiRel	44,197	15.7	52.1	32,609	18.2	48.2
Customer segments total	278,886	99.3	38.3	177,633	99.0	25.7
Intellectual Property	1,981	0.7	100.0	1,738	1.0	100.0
Consolidated total	$280,867	100.0%	38.7%	$179,371	100.0%	26.4%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes

The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company determined that the valuation allowance established against its deferred tax assets in the U.S. and the U.K. during fiscal year 2009 should remain for the first quarter of fiscal year 2011.

During the first quarter of fiscal year 2011, the reserve for uncertain tax positions decreased by $0.8 million to $44.4 million.  This decrease was the result of the lapse of applicable statutes of limitations during the period as well as a favorable ruling from a foreign tax authority which, combined, resulted in a decrease of $2.0 million.  These decreases were partially offset by an increase of $0.2 million in the reserve due to certain tax positions taken during this quarter and an increase of $0.9 million due to certain tax positions taken in prior periods.  If recognized, the benefits associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $11.3 million which would reduce the Company's future effective tax rate. The reserve is expected to increase by $1.5 million during the next 12 months.

As of September 26, 2010, the Company had accrued $2.4 million of interest and penalties related to uncertain tax positions. For the quarter penalties and interest included in the reserve, decreased by $1.8 million.

While it is often difficult to predict the final outcome or the timing of the resolution of any particular uncertain tax position, the Company believes its reserve for income taxes represents the most probable outcome. The Company adjusts this reserve, including the portion related to interest, in light of changing facts and circumstance.

During fiscal year 2009, the Company filed amended U.S. federal income tax returns and claimed a refund.  It was estimated that the cash refund would be $23.6 million.  Of this refund the Company received $18.9 million during fiscal year 2010, $4.5 million during the three months ended September 26, 2010, and an additional $0.4 million subsequent to the end of the reporting period.

The Company is pursuing refunds for income taxes it believes to have overpaid Japan.  The Company cannot determine that the realization of the tax refunds of $3.1 million is probable and as such, has not recognized them as income tax benefits in its financial statements.

During the three months ended September 26, 2010, the statutory tax rate in the U.K. was reduced from 28 percent to 27 percent effective April 1, 2011.  The Company reported as a discrete item the $0.2 million impact of such rate reduction on its deferred tax assets in the U.K.  In addition, the Company has reduced its deferred tax assets with full valuation allowance in the U.K. by approximately $2.4 million as a result of the reduced statutory rate.

The Company's effective tax rate was a benefit of 5.7 percent and 1.3 percent for the three months ended September 26, 2010 and September 27, 2009, respectively. For the three months ended September 26, 2010, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of the release of contingent liabilities related to uncertain tax positions and utilization of its deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.S and the U.K.  For the three months ended September 27, 2009, the Company’s effective tax rate differed from the U.S. federal statutory rate of 35 percent, as a result of (a) release of contingent liabilities related to uncertain tax positions and (b) the benefit of an annualized gain of certain securities which was partially offset by the inability to benefit operating losses incurred in the U.S. due to a valuation allowance recorded against substantially all U.S. deferred tax assets.

The Company plans to initiate certain intercompany transactions and intercompany reorganizations beginning in the second quarter of fiscal year 2011, which, if successful, may allow the Company to utilize certain net operating losses.  Additionally, if such strategy is successful, the Company believes that it is reasonably possible it may release, as a discrete item by the end of fiscal year 2011, its beginning-of-the-year valuation allowance recorded in the U.K. of $51.6 million.  As part of this program, the Company also anticipates a reclassification of the remaining U.K. reserved deferred tax assets, totaling $12.8 million, as a deferred charge.  This asset would be offset by the remaining valuation allowance.  In addition, the Company expects to reduce its U.K. deferred tax assets by $1.2 million as a result of the forecasted annual taxable income, following the release of the aforementioned valuation allowance.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

As of June 27, 2010, U.S. income taxes have not been provided on approximately $24.2 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.  There has been a change in the Company’s position on undistributed earnings regarding the pending liquidation of a foreign subsidiary into the U.S. consolidated group. The Company has not recorded a deferred tax liability on any potential gain as this will be a tax-free liquidation for U.S. income tax purposes.

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

14. Net Income (Loss) per Common Share

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net income to both common shares and participating securities.  The Company’s participating securities include the unvested, outstanding RSUs.  The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 26, 2010 and September 27, 2009 (in thousands, except per share amounts):

	Three Months Ended
	September 26, 2010	September 27, 2009
Net income (loss)	$33,498	$(16,900)
Less: Income allocated to participating securities	539	—
Income available to common stockholders	$32,959	$(16,900)
Earnings per common share - basic
Weighted average shares outstanding	70,165	71,218
Basic income(loss) per share	$0.47	$(0.24)
Earnings per common share - diluted
Basic weighted average shares outstanding	70,165	71,218
Effect of dilutive securities – stock options	318	—
Diluted weighted-average shares	70,483	71,218
Diluted income (loss) per share	$0.47	$(0.24)

For the three months ended September 26, 2010, 1,986,900 common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for this period. As a result of the net loss for the three months ended September 27, 2009, 7,987,557 common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for this period.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Environmental Matters

The Company incorporates by reference its disclosure set forth in Note 12,”Environmental Matters,” to its consolidated financial statements set forth in Part II, Item 8, in the 2010 Annual Report, subject to the following updates to such disclosure for events taking place subsequent to the filing of the 2010 Annual Report:

The Company has previously disclosed that during negotiations for the Company’s April 2007 divestiture of the Company’s Power Control Systems business to Vishay Intertechnology, Inc., certain chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy, and that the Company has advised appropriate governmental authorities.  In August 2010, following the filing of the 2010 Annual Report, the Company received a letter from the relevant local authority requiring a confirmation of intention to proceed with preparation of a plan of characterization in relation to the site in question.  The Company is reviewing the matter and plans to remain in communication with the local authority to clarify the authority’s requirements in this regard. The Company has not been assessed any penalties with respect to the site, and it is too early to assess whether any such penalties will be assessed in the future.

16. Litigation

The Company incorporates by reference its disclosure set forth in Note 14,”Litigation,” to its consolidated financial statements set forth in Part II, Item 8 in the Company’s 2010 Annual Report, subject to the following updates to such disclosure for events that have taken place since the filing of the 2010 Annual Report:

 International Rectifier Derivative Litigation

The Company previously reported the partial derivative lawsuit captioned Mayers v. Lidow (filed in the Superior Court of the State of California for the County of Los Angeles, case No. BC395652), wherein plaintiffs asserted derivative claims purportedly on behalf of the Company against certain of the company’s former officers and current and former directors.  As previously reported, on or about July 16, 2010, counsel for plaintiff and defendants in the Mayers action executed a stipulation of settlement.  As part of the proposed settlement (which was subject to approval by the Court), the Company agreed to implement certain corporate governance changes and the Company agreed to pay to plaintiff’s counsel $550,000 in attorneys’ fees.  On August 5, 2010, the Court granted preliminary approval of the proposed settlement, ordering that notice of the settlement be given to stockholders of the Company and setting October 27, 2010 as the date for a final approval hearing.  On October 27, 2010, the Court granted final approval of the settlement and allowed plaintiff’s counsel to file supplemental submissions in support of plaintiff’s request for attorney’s fees and costs (which remain capped at $550,000) by November 1, 2010.

Litigation from Vishay Proposal

The Company previously reported a purported class action lawsuit captioned Hui Zhao v. International Rectifier Corporation (filed in the Superior Court of the State of California for the County of Los Angeles, case No. BC396461), naming as defendants the Company and all of its directors purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the Board breached its fiduciary duty by rejecting an August 2008 unsolicited, non-binding proposal by Vishay Intertechnology, Inc. to acquire all outstanding shares of the Company. As previously, reported, in April 2009, the Court sustained the Company’s demurrer to the amended complaint and ordered the action to be dismissed with prejudice.  In June 2009, plaintiffs in Zhao filed a notice of appeal from the final judgment of dismissal.  In March 2010, plaintiffs-appellants filed their opening brief.  Defendants-respondents' brief was filed on June 7, 2010.  On August 12, the Court granted plaintiff-appellants’ request for a thirty day extension of the deadline to file their reply brief to September 27, 2010 (which date was further extended by the Court), and plaintiff-appellants filed their reply brief within the extended time set by the Court. The Company intends to continue to vigorously defend against the appeal and against any claims asserted by plaintiffs-appellants in this action should plaintiffs-appellants prevail on appeal.

17. Commitments and Contingencies

In connection with the divestiture of the Company’s Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of statute of limitations, and the decrease in foreign currency translation on the underlying obligation partially offset by an increase in adjustments arising from the filing of amended tax returns.  As of September 26, 2010, the balance of the divested entities tax obligations was $5.8 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Stock Repurchase Program

On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. On July 20, 2010, the Company announced that its Board of Directors had authorized an additional $50.0 million for the stock repurchase program increasing the total authorized for the plan to $150.0 million.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the three months ending September 26, 2010, the Company repurchased approximately 1.0 million shares for approximately $20.0 million, and to date the Company has purchased approximately 4.2 million shares for approximately $68.7 million under the program. As of September 26, 2010, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the September 26, 2010 and June 27, 2010 consolidated balance sheets.

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

Introduction

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months ended September 26, 2010.  The discussion includes:

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

Our revenues were $280.9 million and $179.4 million for the three months ended September 26, 2010 and September 27, 2009, respectively.  We experienced strong demand during fiscal year 2010 which continued into the first three months of fiscal year 2011, with a sequential increase in revenue of 6.5 percent and a year-over-year increase of 56.6 percent compared to the prior year comparable quarter.  We currently expect revenue to range between $275 million and $285 million for the next fiscal quarter.  During the previous fiscal year and the first three months of fiscal year 2011 we undertook a number of actions to respond to the increased demand including successful and ongoing efforts to qualify external manufacturing sources, the postponement of certain of our initiatives to consolidate our manufacturing operations as well as additional capital investments to upgrade our existing manufacturing operations to increase capacity.  While these actions have provided additional capacity, we continue our efforts to try to develop a flexible manufacturing capacity that is responsive to changes in our level of demand.

Our gross margin percentage improved by 12.3 percentage points to 38.7 percent for the first three months of fiscal year 2011 compared to the first three months of fiscal year 2010, and by 2.6 percentage points compared to the fourth quarter of fiscal year 2010.  This improvement in the gross margin percentage over both the preceding and year ago periods was a result of an increase in factory utilization due to higher production volumes and improved product mix.  We currently expect our gross margin percentage to range between 39.5 percent and 40 percent for the three months ending December 26, 2010.

During the three months ended September 26, 2010, our selling, general and administrative expenses increased $3.1 million compared to the fourth quarter of fiscal year 2010 and $4.7 million compared to the three months ended September 27, 2009.  As a percentage of revenue, selling, general and administrative expense was flat compared to the fourth quarter of fiscal year 2010 at 17.2 percent of revenue and decreased by 7.1 percentage points compared to the three months ended September 27, 2009.  The year-over-year increase in selling, general and administrative expense was primarily due to increases in employee performance bonuses and stock based compensation expense, ERP system implementation costs, and an increase in sales commissions and increased shipping costs related to the increase in revenue. These increases in expense were partially offset by a reduction in legal fees, severance costs and other professional services costs.   Sequentially, the increase was due, primarily, to an increase in employee performance bonuses and commissions expense.

During the three months ended September 26, 2010, research and development spending increased by $0.9 million compared to the fourth quarter of fiscal year 2010 and $4.7 million compared to the three months ended September 27, 2009.  As a percentage of revenue, research and development expense declined from 10.1 percent for the fourth quarter of fiscal year 2010 and 12.7 percent for the three months ended September 27, 2009 to 9.8 percent for the three months ended September 26, 2010.   The sequential increase in research and development expense was the result, primarily, of an increase in performance bonus expense and the year-over-year increase was due primarily to increases in performance bonus and materials costs.

Our operations provided $37.6 million of cash flow during the first three months of fiscal year 2011 compared to a use of cash of $7.3 million for prior year comparable period.  Our cash, cash equivalents and investments, excluding restricted cash, as of September 26, 2010 totaled $572.1 million compared to $582.9 million as of June 27, 2010. The decline from the prior year quarter in cash and investments was primarily due to capital expenditures of approximately $22.7 million, the repurchase of common stock for $20.0 million and the investment in certain intellectual property, including patents and patent rights, and preferred shares of a privately held domestic company for $9.0 million.  These uses of cash were partially offset by the cash provided by operations of $37.6 million during the first three months of fiscal year 2011.

Segment Reporting

Four segments, namely, Power Management Devices (“PMD”), Energy-Saving Products (“ESP”), Automotive Products (“AP”) and Enterprise Power (“EP”), generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually; we also analyze performance of these segments together, separately from our other segments.  For ease of reference, we refer to these four segments collectively as our “commercial segments.”  What we refer to as our “customer segments” includes our PMD, ESP, AP, EP and HiRel reporting segments, and does not include our IP segment.

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three months ended September 26, 2010 and September 27, 2009 as a percentage of revenues (in millions, except percentages):

	Three Months Ended
	September 26, 2010		September 27, 2009
Revenues	$280.9	100.0%	$179.4	100.0%
Cost of sales	172.1	61.3	132.0	73.6
Gross profit	108.8	38.7	47.4	26.4
Selling, general and administrative expense	48.3	17.2	43.6	24.3
Research and development expense	27.6	9.8	22.8	12.7
Amortization of acquisition-related intangible assets	1.2	0.4	1.1	0.6
Asset impairment, restructuring and other charges	0.1	—	0.2	0.1
Operating income (loss)	31.6	11.3	(20.3)	(11.3)
Other expense, net	1.3	0.5	0.8	0.4
Interest income, net	(1.4)	(0.5)	(4.0)	(2.2)
Income (loss) before income taxes	31.7	11.3	(17.1)	(9.5)
Provision for (benefit from) income taxes	(1.8)	(0.6)	(0.2)	(0.1)
Net income (loss)	$33.5	11.9%	$(16.9)	(9.4)%

Results of Operations

Revenue and Gross Margin for the Three Months Ended September 26, 2010 Compared to the Three Months Ended September 27, 2009

The following table summarizes revenue and gross margin by reportable segment for the three months ended September 26, 2010 compared to the three months ended September 27, 2009.  The amounts in the following table are in thousands:

	Three Months Ended
	September 26, 2010			September 27, 2009			Change
	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin
Power Management Devices (PMD)	$115,524	$34,045	29.5%	$66,055	$3,315	5.0%	74.9%	24.5ppt
Energy-Saving Products (ESP)	60,016	25,483	42.5	37,863	13,096	34.6	58.5	7.9
Automotive Products (AP)	23,920	7,647	32.0	13,661	2,625	19.2	75.1	12.8
Enterprise Power (EP)	35,229	16,658	47.3	27,445	10,877	39.6	28.4	7.7
Commercial segments total	234,689	83,833	35.7	145,024	29,913	20.6	61.8	15.1
HiRel	44,197	23,010	52.1	32,609	15,706	48.2	35.5	3.9
Customer segments total	278,886	106,843	38.3	177,633	45,619	25.7	57.0	12.6
Intellectual Property (IP)	1,981	1,981	100.0	1,738	1,738	100.0	14.0	0.0
Consolidated total	$280,867	$108,824	38.7%	$179,371	$47,357	26.4%	56.6%	12.3ppt

Revenue

For the three months ended September 26, 2010, revenue increased by $101.5 million, or 56.6 percent compared to the prior year comparable quarter.  Our commercial segments as a group had year-over-year revenue growth of 61.8 percent as a result of increased demand for our consumer related product components, increased demand for consumer appliance, a recovery in the automotive industry and increased sales in our server and storage business.  For the three months ended September 26, 2010, our HiRel segment’s revenue increased 35.5 percent compared to the prior year quarter.  IP segment revenue increased $0.2 million, or 14.0 percent compared to the prior year quarter. We expect our quarterly IP segment revenue will be approximately $1.0 million to $2.0 million in each of the next several quarters absent the consummation of additional license agreements.

Within our commercial segments, all of our segments contributed to revenue growth for the three months ended September 26, 2010 compared to the prior year comparable period.  Our PMD segment reported a revenue increase of 74.9 percent compared to the prior year comparable period due to a significant recovery in demand for our industrial product components, notebooks and other consumer related product components.   Our ESP segment reported a revenue increase of 58.5 percent compared to the prior year comparable period due to a recovery in the market demand for our industrial and consumer appliance related products. Our AP segment reported a revenue increase of 75.1 percent compared to the prior year comparable period as the result of an increase in demand due to increased production within the automotive industry for both North America and Europe and the ramp-up of new designs.  Revenue from our EP segment reported a revenue increase of 28.4 percent compared to the prior year comparable period due to a recovery in server and network demand, and a ramp-up in new notebook and server designs.

Our HiRel segment revenue increased 35.5 percent for the three months ended September 26, 2010 compared to the prior year comparable period due to strengthening in most of HiRel’s traditional markets.  Commercial aerospace has experienced an increase in demand, while undersea and other heavy duty industrial applications have experienced more moderate demand increases.

Gross Margin

Our gross margin improved by 12.3 percentage points to 38.7 percent for the three months ended September 26, 2010 compared to the prior year comparable period.  This increase in our gross margin was the result of an increase of 15.1 and 3.9 percentage points in gross margin for our commercial segments and our HiRel segment, respectively.  The increase in our commercial segments’ margin was primarily due to an improvement in factory utilization, as a result of higher production volumes, resulting in lower fixed costs per piece.  All four of our commercial segments’ gross margins benefited from the improvement in factory utilization.  The margin for two of our commercial segments PMD and ESP additionally benefited from a favorable change in the product mix towards higher margin products.  The favorable change in our PMD segment’s product mix was due to an increase in the volume of product shipments into the industrial market versus into the consumer market, which is generally a lower margin market.  Our ESP segment’s favorable change in product mix was due to an increase in sales of our appliance component products and reduced shipments of consumer product components.

Our HiRel segment’s gross margin percent increased by 3.9 percentage points to 52.1 percent on a year-over-year basis.  This increase in gross margin was driven by a favorable change in the product mix towards higher margin products combined with a higher factory utilization rate as a result of increased production volumes due to the increased customer demand and lower inventory write-down costs.

Selling, General and Administrative Expense

(Dollars in thousands)	Three Months Ended
	September 26, 2010	% of Revenue	September 27, 2009	% of Revenue	Change
Selling, general and administrative expenses	$48,310	17.2%	$43,582	24.3%	(7.1) ppt

Selling, general and administrative expense was $48.3 million (17.2 percent of revenue) and $43.6 million (24.3 percent of revenue) for the three months ended September 26, 2010 and September 27, 2009, respectively. The increase in selling, general and administrative expense for the three months ended September 26, 2010, compared to the prior year quarter, was primarily due to increases in employee performance bonuses and stock based compensation expense, ERP system implementation costs, an increase in sales commissions and increased shipping costs related to the increase in revenue. These increases in expense were partially offset by a reduction in legal fees, severance costs and other professional services costs.

During the three months ended September 26, 2010 we granted 309,462 units of restricted stock units with performance based vesting requirements to executives and certain key employees.  We recorded no expense for these awards during the periods, as we were unable to determine that it is probable the performance vesting requirements will be met before the performance period for the awards expire at the end of fiscal year 2012.  These awards vest upon achievement of the performance requirements.  If the performance requirements are met, and depending upon whether vesting was determined to be probable prior to vesting, the expense related to these awards may be recognized in one quarter or spread over two or more quarters.  This expense would result in charges to cost of sales, selling, general and administrative expense, and research and development expense.

Research and Development Expense

(Dollars in thousands)	Three Months Ended
	September 26, 2010	% of Revenue	September 27, 2009	% of Revenue	Change
Research and Development expense	$27,560	9.8%	$22,827	12.7%	(2.9)ppt

Research and development (“R&D”) expense was $27.6 million (9.8 percent of revenue) and $22.8 million (12.7 percent of revenue) for the three months ended September 26, 2010 and September 27, 2009, respectively. The increase of $4.7 million in R&D expenses for the three months ended September 26, 2010, compared to the prior year quarter, was mainly due to an increase in employee performance bonus and an increase in spending on supplies related to new product development as we continue to increase our investment in R&D.

Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of cost reduction programs initiated during fiscal years 2009 and 2008.  These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

The following table summarizes restructuring charges incurred related to the restructuring initiatives discussed below.  These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$67	$91
Other Charges	67	76
Total asset impairment, restructuring and other charges	$134	$167

In addition to the amounts in the table above, $0.1 million and $0.4 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the first three months of fiscal years 2011 and 2010, respectively, related to the restructuring initiatives.  We also incurred approximately $1.4 million of costs to relocate and install equipment for the first three months of fiscal year 2010.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in our restructuring related accruals for three months ended September 26, 2010 which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 27, 2010	$4,896
Accrued during the quarter and charged to asset impairment, restructuring and other charges	67
Accrued during the quarter and charged to operating expenses	68
Costs paid during the quarter	—
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, September 26, 2010	$5,031

The following table summarizes the total asset impairment, restructuring and other charges by initiative for the three months ended September 26, 2010 and September 27, 2009 (in thousands):

	El Segundo Fabrication Facility Closure	Research and Development Facility Closure	PCS Divestiture (Recoveries)	Total
For the three months ended September 27, 2009 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$202	$—	$(111)	$91
Other charges	—	76	—	76
For the three months ended September 27, 2009, total asset impairment, restructuring and other charges	$202	$76	$(111)	$167

For the three months ended September 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$67	$—	$—	$67
Other charges	—	67	—	67
For the three months ended September 26, 2010, total asset impairment, restructuring and other charges	$67	$67	$—	$134

El Segundo Fabrication  Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with an estimated total pre-tax cost of $12.1 million of which approximately $0.4 million will be non-cash charges.  These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of these costs relate to equipment relocation and installation, and the reconfiguration of ventilation systems.  These costs will be charged to operating expense. Through the end of fiscal year 2010, we recorded $4.0 million of severance costs, $1.7 million other workforce reduction costs, and $3.9 million of other charges for this initiative.  Due to continued higher demand than at the time the plan was adopted, we have delayed the closure of this facility.  We will evaluate the timing of this facility closure based on the demand outlook and the availability of external capacity.  Based on our current demand outlook, we do not anticipate re-initiating the closure of this factory until, at the earliest, the second half of fiscal year 2011.

Cash payments for this initiative were approximately $0.1 million for the three months ended September 26, 2010, and are estimated to be approximately $7.5 million for the second half of fiscal year 2011 or the first half of fiscal year 2012.  We estimate cost savings from the El Segundo, California fabrication facility closure initiative of approximately $12.1 million per year, beginning, at the earliest, in fiscal year 2012.  These costs savings will result in reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these cost savings will be offset by additional costs incurred in other locations.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. We have completed the closure of the Oxted, England facility, and intend to sell the property when market conditions improve.  We will complete the closure of and exit from the El Segundo, California facility in conjunction with shutting down the adjacent El Segundo, California fabrication facility.  Through fiscal year 2010, we incurred approximately $7.4 million of the total estimated costs under this initiative. Cash payments for this initiative were approximately $0.1 million during the first three months of fiscal year 2011, and are estimated to be $0.2 million and $1.3 million during the remainder of fiscal year 2011 and thereafter, respectively.

This restructuring initiative resulted in cost savings of approximately $0.1 million for the three months ended September 26, 2010.  These savings came from reduced salaries and facility overhead reductions, and reduced research and development expense.

Other Expense

Other expense includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other expense (income), net was $1.3 million and $0.8 million for the first three months of fiscal years 2011 and 2010, respectively.  Other income, for the three months ended September 26, 2010 includes an investment impairment charge of $0.5 million, a mark-to-market adjustment on derivative instruments of $0.2 million, and a foreign currency exchange loss of $0.5 million.  The prior year period included an investment impairment charge of $1.9 million and foreign currency exchange losses of $0.9 million partially offset by a gain of $2.1 million related to a put option on an equity investment.

Interest Income and Expense

Interest income was $1.6 million and $4.1 million for the first three months of fiscal years 2011 and 2010, respectively.  The decline in interest income from the prior year comparable period reflects the reduction in realized gains from the sale of investments of $2.1 million during the three months ended September 26, 2010 compared to the prior year comparable period as well as lower interest income, during the current year period, as a result of lower average balances of interest bearing investments and lower interest rates.

Interest expense was $0.1 million for both the first three months of fiscal years 2011 and 2010, respectively.

Income Taxes

The effective tax rate was a benefit of 5.7 percent and 1.3 percent for the three months ended September 26, 2010 and September 27, 2009, respectively. For the three months ended September 26, 2010, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of the release of contingent liabilities related to uncertain tax positions and utilization of its deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.S and the U.K.  For the three months ended September 27, 2009, the effective tax rate differed from the U.S. federal statutory rate of 35 percent, as a result of (a) release of contingent liabilities related to uncertain tax positions and (b) the benefit of an annualized gain of certain securities which was partially offset by the inability to benefit operating losses incurred in the U.S. due to a valuation allowance recorded against substantially all U.S. deferred tax assets.
During the three months ended September 26, 2010, the statutory tax rate in the U.K. was reduced from 28 percent to 27 percent effective April 1, 2011.  We reported as a discrete item the $0.2 million impact of such rate reduction on the deferred tax assets in the U.K.  In addition, we have reduced our deferred tax assets with full valuation allowance in the U.K. by approximately $2.4 million as a result of the reduced statutory rate.

We believe that it is reasonably possible that in the fourth quarter of fiscal year 2011 we will release up to $20.0 million of valuation allowance associated with California state deferred tax assets, and we expect to reduce our valuation allowances against our U.S. deferred tax assets by $55.5 million including $5.6 million allocable to California during fiscal year 2011 as a result of the forecasted annual taxable income.

We plan to initiate certain intercompany transactions and intercompany reorganizations beginning in the second quarter of fiscal year 2011, which, if successful, may allow us to utilize certain net operating losses.  Additionally, if such strategy is successful, we believe that it is reasonably possible it may release, as a discrete item by the end of fiscal year 2011, our beginning-of-the-year valuation allowance recorded in the U.K. of $51.6 million.  As part of this program, we also anticipate a reclassification of the remaining U.K. reserved deferred tax assets, totaling $12.8 million, as a deferred charge.  This asset would be offset by the remaining valuation allowance.  In addition, we expect to reduce our U.K. deferred tax assets by $1.2 million as a result of the forecasted annual taxable income, following the release of the aforementioned valuation allowance.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements which includes capital expenditures, research and development costs, restructuring costs and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and, historically, cash from operations.  While we currently have no outstanding long-term debt or credit facilities, we may need to borrow additional funds if we are unable to generate sufficient cash from operations to meet our capital requirements.  As such, we may evaluate, from time to time, opportunities to sell debt securities or obtain credit facilities to provide additional liquidity.

As of September 26, 2010, we had $572.1 million of total cash (excluding $3.4 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $10.8 million from June 27, 2010.  The decrease in our cash and investments was the result of capital equipment expenditures of $22.7 million, the repurchase of common stock for $20.0 million and an investment in certain intellectual property, including patents and patent rights, and preferred stock for $9.0 million.  These uses of cash were partially offset by cash from operations of $37.6 million.

The markets for mortgage-backed and asset-back securities have been severely impacted by the subprime mortgage and other ensuing credit crises and the value of these securities has not recovered to pre-credit crisis levels.  We have steadily reduced our positions in these securities to a balance of $23.1 million, at fair value, as of September 26, 2010.  We continue to look for opportunities to reduce our positions in these securities without incurring losses when the positions are sold. Impairment charges for other-than-temporary impairments on mortgage-backed and asset-backed securities to reduce the carrying value of these securities to their fair value during the three-months ended September 26, 2010 were immaterial.

Total cash, cash equivalents, and investments were as follows (in thousands):

	As of
	September 26, 2010	June 27, 2010
Cash and cash equivalents	$229,682	$229,789
Investments	342,462	353,135
Total cash, cash equivalents, and investments	$572,144	$582,924

 Our outlook for the second quarter of fiscal year 2011 is that our operating cash flow will continue to be positive. We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs and capital expenditures which we project will be $28.0 million to $30.0 million during the second quarter of fiscal year 2011, and the repurchase of stock, if any, for our common stock repurchase program.

Cash Flow

Our cash flows were as follows (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Cash flows provided by (used in) operating activities	$37,646	$(7,261)
Cash flows used in investing activities	(20,566)	(67,079)
Cash flows (used in) provided by financing activities	(19,131)	870
Effect of exchange rate changes	1,944	208
Net decrease in cash and cash equivalents	$(107)	$(73,262)

Non-cash adjustments to cash flow generated in operations during the three months ended September 26, 2010 included $18.9 million of depreciation and amortization, $4.4 million of stock compensation, $2.0 million for adjustments for inventory reserves, and $1.2 million of amortization of acquisition related intangibles. Changes in operating assets and liabilities reduced operating cash flow by $20.4 million.

Cash used in investing activities during the three months ended September 26, 2010 was the result of purchases of investments for $104.1 million and capital expenditures of $22.7 million partially offset by proceeds from the sale or maturities of investments of $115.0 million.

Cash used in financing activities during the three months ended September 26, 2010 of $19.1 million was primarily from the purchase of stock under our common stock repurchase program for $20.0 million partially offset by proceeds from the exercise of stock options.

Working Capital

Our working capital is dependent on demand and our ability to manage accounts receivable and inventory.  Other factors which may result in changes to our working capital levels are capital expenditures, stock repurchases and investment impairments.   Our working capital at September 26, 2010 was $688.6 million.

The changes in working capital for the three months ended September 26, 2010 were as follows (in thousands):

	September 26,	June 27,
	2010	2010	Change
Current Assets
Cash and cash equivalents	$229,682	$229,789	$(107)
Restricted cash	1,629	1,913	(284)
Short-term investments	281,170	309,384	(28,214)
Trade accounts receivable, net	171,432	156,753	14,679
Inventories	187,574	170,168	17,406
Current deferred tax assets	2,159	2,085	74
Prepaid expenses and other receivables	37,177	40,243	(3,066)
Total current assets	$910,823	$910,335	$488

Current Liabilities
Accounts payable	$95,069	$94,646	$423
Accrued income taxes	5,838	5,764	74
Accrued salaries, wages and commissions	36,998	32,279	4,719
Current deferred tax liabilities	1,687	1,686	1
Other accrued expenses	82,640	75,259	7,381
Total current liabilities	222,232	209,634	12,598
Net working capital	$688,591	$700,701	$(12,110)

The increase in net trade accounts receivable of $14.7 million reflects the sequential quarter over quarter increase in revenue of approximately 6.5 percent during the first three months of fiscal year 2011 as well as an increase in our days-sales-outstanding of approximately one day.

Inventories increased $17.4 million as a result of a $6.1 million increase in finished goods, a $5.3 million increase in work-in-process inventory and a $6.0 million increase in raw materials.  As a result of these increases in inventory, inventory weeks increased by one week to approximately 14 weeks.

The decrease in prepaid expenses and other receivables of $3.1 million was the result of the receipt of a tax refund of $4.5 million and the receipt of payment for royalties’ receivable of $2.0 million and reimbursement of fees.  These reductions in the prepaid expense balance were partially offset by an increase in prepaid maintenance and a receivable for an insurance claim.

Accounts payable was essentially unchanged from year end with increases related inventory and capital expenditures offset by the timing of payments in other areas.

The increase in accrued salaries, wages and commissions of $4.7 million for the first three months of fiscal year 2011 was due primarily to an increase in incentive bonuses of $6.4 million and accrued vacation pay partially offset by a decrease in accrued salary and wages due to the timing of the pay period end.

Other accrued expenses increased $7.4 million during the three-months ended September 26, 2010 as a result of accruals related to the implementation of an ERP system, an increase in deferred revenue related to the revenue increase during the first three months of fiscal year 2011 as well as the receipt of a research and development grant for which recognition has been deferred.  These increases were partially offset by a reduction in accrued legal expenses.

Other

We are pursuing refunds for income taxes we believe to have overpaid Japan (See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements).  We cannot determine that the realization of the tax refunds of $3.1 million is probable and as such, has not recognized them as income tax benefits in our financial statements.

During fiscal year 2009, we filed amended U.S. federal income tax returns and claimed a refund.  It was estimated that the cash refund would be $23.6 million.  Of this refund, we received $18.9 million during fiscal year 2010, $4.5 million during the three months ended September 26, 2010, and an additional $0.4 million subsequent to the end of the reporting period.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in our 2010 Annual Report.

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

Apart from the operating lease obligations and purchase commitments discussed in our 2010 Annual Report, we do not have any off-balance sheet arrangements as of September 26, 2010.

Recent Accounting Pronouncements

Information set forth under Part I, Item 1, Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” is incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

           Our exposure to interest rate risk is primarily through our investment portfolio.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR or Treasury Bills.  Investments in longer term fixed rate debt will be generally compared to yields on comparable maturity high grade Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at September 26, 2010, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $3.1 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other than temporary.

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

We had approximately $59.0 million in notional amounts of forward contracts not designated as accounting hedges at September 26, 2010.  Net realized and unrealized foreign-currency losses recognized in earnings, as a component of other expense, were $0.2 million and $0.9 million for the three months ended September 26, 2010 and September 27, 2009, respectively.

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

At September 26, 2010, we had $572.1 million of total cash, cash equivalents and investments, excluding restricted cash, consisting of available-for-sale fixed income securities.  We manage our total portfolio to encompass a diversified pool of investment-grade securities.  The average credit rating of our investment portfolio is BBB+.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns.  To the extent that our portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the three months ended September 26, 2010, the fair values of certain of our investments declined and we recognized $0.5 million in other-than-temporary impairment relating to certain available-for-sale securities.  See Part I, Item 1A, “Risk Factors—Our investments in certain securities expose us to market risks”, set forth in our 2010 Annual Report.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 26, 2010.  Based upon this evaluation, our CEO and CFO concluded that, as of September 26, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

“Internal control over financial reporting” is a process designed by, or under the supervision of, our CEO and CFO, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

During the fiscal quarter ended September 26, 2010 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Our disclosures regarding the matters set forth in Note 15, "Environmental Matters," and Note 16, "Litigation," to our consolidated financial statements set forth in Part I, Item 1, herein, are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

 This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as "anticipate," "believe," "estimate," "expect," "may," "should," "view," or "will" or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under "Item 1A. Risk Factors" in our 2010 Annual Report, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated by reference).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended September 26, 2010 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
June 28, 2010 to July 25, 2010	―	$—	—	$101,329,491
July 26, 2010 to August 22, 2010	―	$—	—	$101,329,491
August 23, 2010 to September 26, 2010	1,028,318	$19.45	1,028,318	$81,298,734

(1)  On October 27, 2008, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $100 million. The Company announced on July 20, 2010, that its Board of Directors had authorized an additional $50 million for the stock repurchase program bringing the total authorized for the plan to $150 million. This plan may be suspended at anytime without prior notice.

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.  EXHIBITS

Index:
3.1
Certificate of Incorporation of the Company, as amended through July 19, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489)

3.2
Amendment to Certificate of Incorporation, dated November 13, 2009 (incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q for the quarterly period ended December 27, 2009, filed with the Securities and Exchange Commission on February 3, 2010)

3.3	Bylaws as Amended and Restated (incorporated by reference to Exhibit 3.1 of Current Report Form 8-K filed August 24, 2010, with the Securities and Exchange Commission)
10.1	Form of Employee Restricted Stock Unit Award Agreement (1)(2)
10.2
Form of Employee Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of  Current Report on Form 8-K, filed July 13, 2010, with the Securities Exchange Commission) (2)

10.3
Description of Fiscal Year 2011Cash and Equity Incentive Programs for Executive Officers (incorporated by reference to Item 5.2(e) of  Current Report on Form 8-K, filed July 13, 2010, with the Securities Exchange Commission) (2)

10.4
Form of Consulting Agreement, effective August 18, 2010, between International Rectifier Corporation and Dr. Jack O. Vance (incorporated by reference to Exhibit 10.1 of  Current Report on Form 8-K, filed August 24, 2010, with the Securities Exchange Commission) (2)

10.5	Form of Non-Employee Director Restricted Stock Unit (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K, filed August 24, 2010, with the Securities Exchange Commission) (2)
10.6
Description of Fiscal Year 2011Cash Incentive Program Modification for Company Secretary (incorporated by reference to Item 5.2(e) of  Current Report on Form 8-K, filed August 31, 2010, with the Securities Exchange Commission) (2)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS	XBRL Instance (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Extension Calculation (3)
101.LAB	XBRL Extension Labels (3)
101.PRE	XBRL Taxonomy Extension Presentation (3)

(1)	Denotes document submitted herewith.

(2)	Denotes management contract or compensation arrangement or agreement.

(3)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: November 5, 2010	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)