Form 10-Q
period 2010-12-26
INTERNATIONAL RECTIFIER CORP /DE/
filed 2011-01-31
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2010
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 69,841,968 shares of the registrant’s common stock, par value $1.00 per share, outstanding on January 24, 2011.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Revenues	$281,744	$210,244	$562,611	$389,615
Cost of sales	160,733	147,426	332,776	279,440
Gross profit	121,011	62,818	229,835	110,175

Selling, general and administrative expense	46,617	37,285	94,927	80,867
Research and development expense	28,544	24,215	56,104	47,042
Amortization of acquisition-related intangible assets	1,242	1,094	2,461	2,188
Asset impairment, restructuring and other charges	(4)	(30)	130	137
Operating income (loss)	44,612	254	76,213	(20,059)
Other expense, net	1,708	1,009	3,020	1,787
Interest income, net	(4,152)	(2,488)	(5,561)	(6,458)
Income (loss) before income taxes	47,056	1,733	78,754	(15,388)
Provision for (benefit from) income taxes	3,127	(26,585)	1,327	(26,806)
Net income	$43,929	$28,318	$77,427	$11,418
Net income per common share—basic	$0.62	$0.40	$1.09	$0.16
Net income per common share—diluted	$0.62	$0.39	$1.08	$0.16
Average common shares outstanding—basic	69,587	71,270	69,878	71,191
Average common shares and potentially dilutive securities outstanding—diluted	70,235	71,641	70,376	71,408

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net income	$43,929	$28,318	$77,427	$11,418
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,279)	(590)	6,492	(4,747)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $492, $(973), $(167) and $1,684, respectively	815	(1,612)	(279)	597
Reclassification adjustments of net gains on foreign currency forward contract	—	—	—	(1,565)
Other comprehensive (loss) income	(1,464)	(2,202)	6,213	(5,715)
Comprehensive income	$42,465	$26,116	$83,640	$5,703

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 26, 2010	June 27, 2010
Assets
Current assets:
Cash and cash equivalents	$249,301	$229,789
Restricted cash	1,629	1,913
Short-term investments	300,939	309,384
Trade accounts receivable, net	169,426	156,753
Inventories	223,162	170,168
Current deferred tax assets	2,008	2,085
Prepaid expenses and other receivables	30,412	40,243
Total current assets	976,877	910,335
Restricted cash	1,776	1,753
Long-term investments	48,820	43,751
Property, plant and equipment, net	368,357	347,745
Goodwill	74,955	74,955
Acquisition-related intangible assets, net	12,485	7,446
Long-term deferred tax assets	7,995	7,738
Other assets	50,072	47,194
Total assets	$1,541,337	$1,440,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$100,236	$94,646
Accrued income taxes	5,164	5,764
Accrued salaries, wages and commissions	43,040	32,279
Current deferred tax liabilities	1,687	1,686
Other accrued expenses	87,274	75,259
Total current liabilities	237,401	209,634
Long-term deferred tax liabilities	5,334	5,334
Other long-term liabilities	34,061	34,504
Total liabilities	276,796	249,472
Commitments and contingencies
Stockholders’ equity:
Common shares	74,184	73,518
Capital contributed in excess of par value of shares	1,011,345	997,637
Treasury stock, at cost	(73,589)	(48,671)
Retained earnings	256,616	179,189
Accumulated other comprehensive loss	(4,015)	(10,228)
Total stockholders’ equity	1,264,541	1,191,445
Total liabilities and stockholders’ equity	$1,541,337	$1,440,917

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 26, 2010	December 27, 2009
Cash flow from operating activities:
Net income	$77,427	$11,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,581	33,931
Amortization of acquisition-related intangible assets	2,461	2,188
Stock compensation expense	8,025	5,130
Gain on the disposal of fixed assets	(397)	—
Provision for bad debt	(357)	(1,770)
Provision for inventory write-downs	4,671	(6,134)
Deferred income taxes	129	(2,074)
Other-than-temporary impairment of investments	538	2,004
Gain on derivatives	(922)	(2,920)
Tax benefit from stock options	536	—
Excess tax benefit from stock options exercised	(1,744)	—
Net settlement of restricted stock units for tax withholdings	(1,895)	(254)
Gain on sale of investments	(4,020)	(3,889)
Changes in operating assets and liabilities, net	(31,083)	(73,537)
Other	1,088	1,205
Net cash provided by (used in) operating activities	93,038	(34,702)
Cash flow from investing activities:
Additions to property, plant and equipment	(55,675)	(20,103)
Proceeds from sale of property, plant and equipment	800	57
Acquisition of intellectual property	(7,500)	—
Release of restricted cash	260	520
Sale of investments	20,080	93,410
Maturities of investments	178,050	36,250
Purchase of investments	(193,652)	(228,712)
Purchase of equity investments	(1,500)	—
Net cash used in investing activities	(59,137)	(118,578)
Cash flow from financing activities:
Purchase of treasury stock	(24,918)	(5,008)
Excess tax benefit from options exercised	1,744	—
Proceeds from exercise of stock options	7,709	1,589
Net cash used in financing activities	(15,465)	(3,419)
Effect of exchange rate changes on cash and cash equivalents	1,076	344
Net increase (decrease) in cash and cash equivalents	19,512	(156,355)
Cash and cash equivalents, beginning of period	229,789	365,761
Cash and cash equivalents, end of period	$249,301	$209,406

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

Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended December 2010 and 2009 consisted of 13 weeks ending on December 26, 2010 and December 27, 2009, respectively.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities measured and recorded at fair value on a recurring basis are presented on the Company’s condensed consolidated balance sheet as of December 26, 2010 as follows (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$33,640	$3,700	$29,940	$—
Short-term investments	300,939	233,605	67,334	—
Long-term investments	48,820	18,840	15,748	14,232
Prepaid expenses and other receivables	1,936	—	1,936	—
Other assets	28,594	26,869	(120)	1,845
Other long-term liabilities	7,143	7,143	—	—
Total	$421,072	$290,157	$114,838	$16,077
Fair value as a percentage of total	100%	68.9%	27.3%	3.8%
Level 3 as a percentage of total assets				1.0%

        The fair value of investments, derivatives, and other assets and liabilities are disclosed in Note 2, Note 3, and Note 9, respectively.

During the six months ended December 26, 2010, the Company had no significant asset or liability fair value measurements on a nonrecurring basis.

During the six months ended December 26, 2010, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.

As of December 26, 2010, the Company’s investments fair valued using Level 2 inputs included commercial paper, corporate bonds and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm or using broker pricing models, in each case, based on the market approach.  The Company also fair values its foreign currency forward contracts and swap contract using Level 2 inputs and a market valuation approach.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Level 3 Valuation Techniques

The following table provides a reconciliation of the beginning and ending balances of financial assets measured at fair value on a recurring basis that used significant unobservable inputs, or Level 3 inputs, in the valuation of these financial assets for the three months ended December 26, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at September 26, 2010	$1,967	$24,580	$26,547
Total gains or (losses) (realized or unrealized):
Included in earnings	(122)	3,484	3,362
Included in other comprehensive income	—	(1,629)	(1,629)
Purchases, maturities, and sales:
Purchases	―	—	—
Maturities/prepayments	―	(1,192)	(1,192)
Sales	―	(9,507)	(9,507)
Transfers into level 3	―	―	―
Transfers out of level 3	—	(1,504)	(1,504)
Ending balance at December 26, 2010	$1,845	$14,232	$16,077

At the beginning of the second quarter of fiscal year 2011, equity investments in a private domestic company were transferred out of Level 3 securities.  These equity investments, after their initial valuation, will be accounted for on the cost method as they do not have readily determinable fair values.

The following table provides a reconciliation of the beginning and ending balances of financial assets measured at fair value on a recurring basis that used significant unobservable inputs, or Level 3 inputs, in the valuation of these financial assets for the six months ended December 26, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at June 27, 2010	$2,121	$23,337	$25,458
Total gains or (losses) (realized or unrealized):
Included in earnings	(276)	4,021	3,745
Included in other comprehensive income	—	(1,040)	(1,040)
Purchases, maturities, and sales:
Purchases	—	1,500	1,500
Maturities/prepayments	—	(2,575)	(2,575)
Sales	—	(9,507)	(9,507)
Transfers into level 3	—	—	—
Transfers out of level 3	—	(1,504)	(1,504)
Ending balance at December 26, 2010	$1,845	$14,232	$16,077

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs.  These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At December 26, 2010, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and the amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 26, 2010.

Gains and losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings consist of mark-to-market adjustments for derivatives and other-than-temporary impairments for investments.  These gains and losses are included in other expense.  Realized gains or losses on the sale of securities are included in interest income.

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

New Accounting Standards

In December 2010, the FASB issued ASC update No. 2010-28, “Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts a consensus of the FASB Emerging Issues Task Force.”  This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests.  The Company does not believe that adoption of this update will have a material impact on its financial statements.  This update is effective for fiscal periods beginning after December 15, 2010.

In December 2010, the FASB issued ASC update No. 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force.”  This amendment clarifies the periods for which pro forma financial information is presented.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The Company does not believe that adoption of this update will have a material impact on its financial statements.  This update is effective for fiscal periods beginning after December 15, 2010.

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

Available-for-sale securities as of December 26, 2010 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$14,690	$60	$—	$60	$14,750
U.S. government and agency obligations	285,785	415	(11)	404	286,189
Total short-term investments	$300,475	$475	$(11)	$464	$300,939
Long-Term Investments:
Corporate debt	$3,052	$1	$—	$1	$3,053
U.S. government and agency obligations	31,518	30	(13)	17	31,535
Mortgage-backed securities	6,025	2,321	—	2,321	8,346
Asset-backed securities	4,034	1,852	—	1,852	5,886
Total long-term investments	$44,629	$4,204	$(13)	4,191	$48,820

Equity securities	$13,858	$5,137	$—	$5,137	$18,995

Available-for-sale securities as of June 27, 2010 are summarized as follows (in thousands):
	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
U.S. government and agency obligations	$308,469	$919	$(4)	$915	$309,384
Total short-term investments	$308,469	$919	$(4)	$915	$309,384
Long-Term Investments:
U.S. government and agency obligations	$20,043	$378	$(3)	$375	$20,418
Mortgage-backed securities	9,089	2,689	—	2,689	11,778
Asset-backed securities	9,030	2,529	(4)	2,525	11,555
Total long-term investments	$38,162	$5,596	$(7)	$5,589	$43,751

Equity securities	$14,397	$3,791	$—	$3,791	$18,188

    The Company’s investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The Company holds as strategic investments the common stock of three publicly traded foreign companies and the common stock and preferred stock of a privately held domestic company. The common stock and preferred stock of the privately held domestic company are carried at cost of $1.5 million in other assets.  These investments are carried at cost as the Company has determined that it is not practicable to estimate the fair value of these investments given that the issuer is a start up company whose securities are not publicly traded.  These securities were acquired during the first quarter of fiscal year 2011, and were not evaluated for impairment as of December 26, 2010 as there have been no developments which would indicate their value has been impaired.  The common stock of the three publicly traded foreign companies are shown as “Equity Securities” in the table above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the shares to the issuer at the price the shares were issued to the Company as adjusted for dividends received.  The put option became effective September 1, 2009 and is reported at fair value.  As of December 26, 2010, the fair value of the option was $1.8 million, with changes in fair value recorded in other income/expense (See Note 3, “Derivative Financial Instruments”).  The Company received no dividend income from these equity investments during the three and six months ended December 26, 2010, and $0.1 million for the three and six months ended December 27, 2009, respectively.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. The impairment evaluation considers numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the three months ended December 27, 2009 were $0.1 million and for the six months ended December 26, 2010, and December 27, 2009 were $0.5 million and $2.0 million, respectively.  There were no other-than-temporary impairments during the three months ended December 26, 2010.

The Company determined that one of its investments in common stock was other-than-temporarily impaired during the first quarter of fiscal year 2011. As a result of determining the investment in common stock was other-than-temporarily impaired, the Company recorded impairment charges of $0.5 million during the first quarter of fiscal year 2011.  During the three and six months ended December 27, 2009, the Company recorded impairment charges of $0.1 million and $0.8 million related to its investment in mortgage-back securities and asset-backed securities, respectively, and $1.2 million related to an equity investment.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter end (in thousands):

	Securities held in a loss position for less than 12 months at December 26, 2010		Securities held in a loss position for 12 months or more at December 26, 2010		Total in a loss position at December 26, 2010
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$60,975	$(24)	$—	$—	$60,975	$(24)
Total	$60,975	$(24)	$—	$—	$60,975	$(24)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)
	Securities held in a loss position for less than 12 months at June 27, 2010		Securities held in a loss position for 12 months or more at June 27, 2010		Total in a loss position at June 27, 2010
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$27,245	$(7)	$—	$—	$27,245	$(7)
Total	$27,245	$(7)	$—	$—	$27,245	$(7)

The amortized cost and estimated fair value of investments at December 26, 2010, by contractual maturity, are as follows (in thousands):

Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$300,475	$300,939
Due in 1-2 years	34,571	34,588
Due in 2-5 years	22	23
Due after 5 years	10,036	14,209
Total investments	$345,104	$349,759

(1)	Contractual maturity for asset-backed and mortgage-backed securities was based on initial contractual maturity dates.

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates indicated in the table above.

Gross realized gains and (losses) were $3.5 million and $0, respectively, for the three months ended December 26, 2010, and $4.0 million and $0, respectively, for the six months ended December 26, 2010.  Gross realized gains and (losses) were $1.3 million and $0, respectively, for the three months ended December 27, 2009, and $3.9 million and $0, respectively, for the six months ended December 27, 2009.  The cost of marketable securities sold was determined using the first-in, first-out method.

For the three and six months ended December 26, 2010, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $1.8 million and $1.9 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

Fair Value of Investments

The following table presents the balances of investments measured at fair value on a recurring basis, including cash equivalents, as of December 26, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$317,724	$252,445	$65,279	$—
Corporate debt	17,803	—	17,803	—
Mortgage-backed securities	8,346	—	—	8,346
Asset-backed securities	5,886	—	—	5,886
Equity securities	18,995	18,995	—	—
Total securities at fair value	$368,754	$271,440	$83,082	$14,232

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments

 The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate these risks, and as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analysis.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  As of December 26, 2010 and June 27, 2010, the Company had currency forward contracts and a foreign currency swap contract which were not designated as accounting hedges.  In addition, at December 26, 2010, the Company held a put option on one of the Company’s strategic investments (See Note 2, “Investments”).

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

The Company had no outstanding interest rate derivatives as of December 26, 2010.

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

A significant amount the Company’s revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a semiconductor wafer fabrication facility with revenues primarily in U.S. Dollars and Euros and expenses in British Pounds Sterling and U.S. Dollars.  The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates as it does not believe, in the long-run, that hedging would be cost effective.  To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, the Company has established balance sheet transaction risk hedging programs.  These risk management programs generally use currency forward contracts.  These currency forward contracts are not designated as hedging instruments for accounting purposes.  Through these hedging programs the Company seeks to reduce, but does not always entirely eliminate, the impact of currency exchange rate movements on its payables and receivables.

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

The Company had approximately $126.9 million in notional amounts of forward contracts not designated as accounting hedges outstanding at December 26, 2010.  The net realized and unrealized foreign-currency gains(losses) related to forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $1.7 million and $0.5 million and $1.2 million and $(0.6) million for the three and six months ended December 26, 2010, and December 27, 2009, respectively.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the preceding analysis.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

At December 26, 2010, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets December 26, 2010		Derivative Liabilities December 26, 2010
Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Put option	Other assets	$1,845
Currency forward contracts	Prepaid expenses and other receivables	1,936	Other accrued expenses	$—
Foreign currency swap contracts	Other assets	(120)	Other accrued expenses	—
Total		$3,661		$—

The gain or (loss) recognized in earnings during the three months ended December 26, 2010 was (in thousands):

Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Put option	Other expense	$(122)
Currency forward contracts	Other expense	1,745
Foreign currency swap contracts	Other expense	61
Total		$1,684

The gain or (loss) recognized in earnings during the six months ended December 26, 2010 was (in thousands):

Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Put option	Other expense	$(276)
Currency forward contracts	Other expense	1,161
Foreign currency swap contracts	Other expense	37
Total		$922

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of December 26, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$1,845	$—	$—	$1,845
Foreign currency derivatives
Assets	1,816	—	1,816	—
Total derivative instruments at fair value	$3,661	$—	$1,816	$1,845

4. Supplemental Cash Flow Disclosures

Components in the changes of operating assets and liabilities for the six months ended December 26, 2010 and December 27, 2009 were comprised of the following (in thousands):

	Six Months Ended
	December 26, 2010	December 27, 2009
Trade accounts receivable	$(9,834)	$(27,694)
Inventories	(57,022)	(1,327)
Prepaid expenses and other receivables	11,136	(17,248)
Accounts payable	5,694	19,033
Accrued salaries, wages and other commissions	10,572	2,697
Deferred compensation	699	2,836
Accrued income taxes payable	(3,490)	(6,076)
Other accrued expenses	11,162	(45,758)
Changes in operating assets and liabilities	$(31,083)	$(73,537)

           Supplemental disclosures of cash flow information (in thousands):

	Six Months Ended
	December 26, 2010	December 27, 2009
Non-cash investing activities:
(Decrease) increase in liabilities accrued for property, plant and equipment purchases	$(558)	$657

5. Inventories

Inventories at December 26, 2010 and June 27, 2010 were comprised of the following (in thousands):

	December 26, 2010	June 27, 2010
Raw materials	$55,908	$40,805
Work-in-process	95,318	77,233
Finished goods	71,936	52,130
Total inventories	$223,162	$170,168

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Acquisition-Related Intangible Assets

On July 30, 2010 we acquired certain intellectual property, including patent and patent rights, as well as 25.0 million shares of preferred stock, from a privately held domestic company for a total of $9.0 million. Of the $9.0 million, $7.5 million was allocated to the intellectual property and $1.5 million was allocated to the preferred stock. The allocation was based upon the estimated fair value of the intellectual property and preferred stock as of the acquisition date. The estimated fair values of the acquired patents and patent rights were determined based upon discounted after-tax cash flows adjusted for the probabilities of successful development and commercialization of the related technology. The $7.5 million allocated to the patents and patent rights will be amortized on a straight-line basis over the estimated life of the patents of 11 years. At December 26, 2010 and June 27, 2010, acquisition-related intangible assets included the following (in thousands):

		December 26, 2010
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(25,261)	$4,418
Customer lists	5 - 12	5,330	(5,053)	277
Intellectual property and other	5 - 15	15,463	(7,673)	7,790
Total acquisition-related intangible assets		$50,472	$(37,987)	$12,485

		June 27, 2010
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(23,379)	$6,300
Customer lists	5 - 12	5,330	(4,858)	472
Intellectual property and other	5 - 15	7,963	(7,289)	674
Total acquisition-related intangible assets		$42,972	$(35,526)	$7,446

As of December 26, 2010, estimated amortization expense for the next five years is as follows (in thousands): remainder of fiscal year 2011: $2,382; fiscal year 2012: $2,482; fiscal year 2013: $897; fiscal year 2014: $897; and thereafter: $5,827.

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

The carrying amounts of goodwill by ongoing business segment as of December 26, 2010 and June 27, 2010 are as follows (in thousands):

Business Segments:	December 26, 2010	June 27, 2010
Power Management Devices	$—	$—
Energy-Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	22,806	22,806
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$74,955	$74,955

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Bank Loans and Long-Term Debt

At December 26, 2010, the Company had $2.4 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

8. Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	December 26, 2010	June 27, 2010
Sales returns	$31,351	$27,306
Accrued accounting and legal costs	10,723	10,855
Deferred revenue	12,661	10,200
Accrued employee benefits	3,589	3,422
Accrued divestiture liability	51	295
Accrued warranty	2,623	2,293
Accrued utilities	2,153	1,483
Accrued repurchase obligation	4,391	3,518
Accrued sales and other taxes	3,997	2,329
Severance liability	3,694	4,249
Other	12,041	9,309
Total other accrued expenses	$87,274	$75,259

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

The following table details the changes in the Company’s warranty reserve for the six months ended December 26, 2010, which is included in other accrued expenses (in thousands):

Accrued warranty, June 27, 2010	$2,293
Accruals for warranties issued during the period	1,244
Changes in estimates related to pre-existing warranties	(397)
Warranty claim settlements	(517)
Accrued warranty, December 26, 2010	$2,623

9. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):

	December 26, 2010	June 27, 2010
Income taxes payable	$16,550	$18,825
Divested entities’ tax obligations	5,763	5,523
Deferred compensation	8,707	7,357
Other	3,041	2,799
Total other long-term liabilities	$34,061	$34,504

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Long-Term Liabilities (Continued)

Fair Value of Long-term Liabilities

The following table presents the long-term liabilities and the related assets measured at fair value on a recurring basis as of December 26, 2010 (in thousands):

Long-term Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan	$7,143	$7,143	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	7,874	7,874	—	—

10. Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards.   Such shares are subject to registration under applicable securities laws, including pursuant to the rules and regulations promulgated by the Securities and Exchange Commission, unless an applicable exemption applies.

During the six months ended December 26, 2010, the Company granted an aggregate of 22,000 stock options to Company employees under its Amended and Restated 2000 Incentive Plan (the “2000 Plan”).  Subject to the terms and conditions of the 2000 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activities for the six months ended December 26, 2010 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 27, 2010	5,785	$27.88	—	$13,946
Granted	22	$19.83	$5.97	—
Exercised	(532)	$14.50	—	$6,728
Expired or forfeited	(1,003)	$43.09	—	—
Outstanding, December 26, 2010	4,272	$25.94	—	$33,960

For the six months ended December 26, 2010 and December 27, 2009, the Company received $7.7 million and $1.6 million, respectively, for stock options exercised.   The tax benefit realized for the tax deductions from stock options exercised was $0.5 million and $0 for the six months ended December 26, 2010 and December 27, 2009, respectively.

During the six months ended December 26, 2010, the Company granted awards of 311,212 units of restricted stock units  (“RSUs”) with performance based vesting criteria to certain executive officers and key employees pursuant to the 2000 Plan.  The awards were valued at the market price of the underlying share of the Company’s common stock on the date of grant.  Any vesting of such awards would take place upon the achievement of certain performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  The performance goals for the awards vary depending on the executive officer or key employee, and must be achieved generally on or before the end of the Company’s fiscal year 2012 for the awards to vest, although some of the awards provide for achievement of performance goals on or before earlier dates.  For the six months ended December 26, 2010, the Company determined the achievement of certain of the performance goals was probable within the time established for the awards and, accordingly, the Company recorded $0.6 million in expense related to these awards.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

In addition to the performance based RSU’s, during the six months ended December 26, 2010, the Company granted 495,345 RSU’s to employees, and 34,335 RSU’s to members of the Board of Directors, in each case under the 2000 Plan, and which awards provided for vesting over a period of service, subject to the terms and conditions of the 2000 Plan and applicable award documentation.  For the awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The awards made to members of the Board of Directors were made as part of the Board’s annual director compensation program, under which the vesting of awards takes place on the first anniversary of the date of grant.

The following table summarizes the RSU activities, including those with performance based vesting criteria, for the six months ended December 26, 2010 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 27, 2010	452	$18.49	$9,113
Granted	841	$19.16	—
Vested	(207)	$26.00	$5,393
Forfeited	(17)		—
Outstanding, December 26, 2010	1,069	$18.97	$31,378

The Company's stock based compensation plans and award documentation permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the six months ended December 26, 2010, the Company withheld RSUs representing 72,609 underlying shares to fund grantees’ income tax obligations.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs (including RSUs with performance-based vesting criteria) at December 26, 2010 and June 27, 2010 is as follows (in thousands):
	As of
	December 26, 2010	June 27, 2010
Outstanding options exercisable	2,589	3,719
Options and RSUs available for grant	2,157	3,291
Total reserved common stock shares for stock option plans	7,498	9,528

For the three months and six months ended December 26, 2010 and December 27, 2009, stock-based compensation expense associated with the Company’s stock options and RSUs (including RSUs with performance-based vesting criteria) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Selling, general and administrative expense	$2,075	$1,788	$4,997	$3,461
Research and development expense	879	373	1,529	819
Cost of sales	706	430	1,499	850
Total stock-based compensation expense	$3,660	$2,591	$8,025	$5,130

Certain of the Company’s RSU and option award agreements provide for the vesting of one or more installments upon the satisfaction of certain conditions, among them certain conditions for an awardees’ retirement from service from the Company.  For the six months ended December 26, 2010, the Company recorded an aggregate of $0.8 million for awardees determined to be potentially eligible for retirement under applicable award agreements and such amount is included in the total selling, general and administrative, research and development, and cost of sales expense lines above.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

The total unrecognized compensation expense for outstanding stock options and RSUs was $18.6 million as of December 26, 2010.  The unrecognized compensation expense for the outstanding stock options and RSUs will generally be recognized over three years, except for the performance-based RSUs, and one stock option award and one RSU award made to the Chief Executive Officer (the “CEO”).  The compensation expense for the CEO’s stock options is being recognized over 5 years.  The remaining unrecognized compensation expense as of December 26, 2010 for the CEO's grants will be recognized over a weighted average period of 1.5 years. The unrecognized compensation expense for the outstanding performance based RSUs will be recognized when it is determined that it is probable the goals will be achieved or upon achievement of the goals, whichever event occurs first.

The fair value of the Company stock options issued during the six months ended December 26, 2010 and December 27, 2009, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 26, 2010	December 27, 2009
Expected life	3.5 years	3.5 years
Risk free interest rate	0.7%	1.4%
Volatility	40.5%	39.3%
Dividend yield	0.0%	0.0%

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
      El Segundo Fabrication Facility Closure Initiative
      Research and Development Facility Closure Initiative
The following table summarizes restructuring charges incurred during the three and six months ended December 26, 2010, and December 27, 2009 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(4)	$(49)	$64	$42
Other charges	—	19	66	95
Total asset impairment, restructuring and other charges	$(4)	$(30)	$130	$137

 In addition to the amounts in the table above, $0.1 million and $0.1 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the three and six months ended December 26, 2010, respectively, and $0.3 million and $0.7 million were recorded in the prior year comparable periods, respectively, related to the restructuring initiatives.  The Company also incurred approximately $0.1 million and $0.2 million of costs to relocate and install equipment for the three and six months ended December 26, 2010, respectively, and $0.5 million and $1.8 million were recorded in the prior year comparable periods, respectively.  These costs are not considered restructuring costs and were recorded in costs of sales.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

The following table summarizes changes in the Company's restructuring related accruals for the six months ended December 26, 2010, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 27, 2010	$4,896
Accrued during the period and charged to asset impairment, restructuring and other charges	64
Accrued during the period and charged to operating expenses	133
Costs paid during the period	—
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, December 26, 2010	$5,093

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and six months ended December 26, 2010, and December 27, 2009 (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Research and Development Facility Closure Initiative	PCS Divestiture (Recoveries)	Total
For the three months ended December 27, 2009 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(25)	$—	$(24)	$(49)
Other charges	—	19	—	19
For the three months ended December 27, 2009, total asset impairment, restructuring and other charges	$(25)	$19	$(24)	$(30)

For the three months ended December 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$(4)	$—	$—	$(4)
Other charges	—	—	—	—
For the three months ended December 26, 2010, total asset impairment, restructuring and other charges	$(4)	$—	$—	$(4)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

	El Segundo Fabrication Facility Closure Initiative	Research and Development Facility Closure Initiative	PCS Divestiture (Recoveries)	Total
For the six months ended December 27, 2009 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$177	$—	$(135)	$42
Other charges	—	95	—	95
For the six months ended December 27, 2009, total asset impairment, restructuring and other charges	$177	$95	$(135)	$137

For the six months ended December 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$64	$—	$—	$64
Other charges	—	66	—	66
For the six months ended December 26, 2010, total asset impairment, restructuring and other charges	$64	$66	$—	$130

El Segundo Fabrication Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with an estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of these costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs are being charged to operating expense as incurred.  The restructuring charges recorded through fiscal years 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs and $3.9 million of other charges for this initiative. Due to continued higher demand than at the time the plan was adopted, the Company has delayed the closure of this facility.  The Company continues to evaluate the timing of this factory closure based on the demand outlook and the availability of external capacity.  Based on the Company’s current demand outlook, the Company does not anticipate it will be in position to close this factory until, at the earliest, the end of calendar year 2011.

Cash payments for this initiative were approximately $0.3 million during the first six months of fiscal year 2011, and are estimated to be $7.2 million in fiscal year 2012 or thereafter.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England Research and Development facility and its El Segundo, California Research and Development fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  We have completed the closure of the Oxted, England facility, and intend to sell the property when market conditions improve.  We intend to complete the closure of and exit from the El Segundo, California facility in conjunction with shutting down the adjacent El Segundo, California fabrication facility.  Through fiscal year 2010, the Company had incurred approximately $7.4 million of the total estimated costs under this initiative. Cash payments for this initiative were approximately $0.1 million during the six months of fiscal year 2011, and are estimated to be $0.1 million and $1.3 million during the remainder of fiscal year 2011 and thereafter, respectively.

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

Intellectual Property ("IP") - The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties.  With the expiration of the Company's broadest MoSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arragements that it believes are consistent with its business strategy.

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

The Company’s “customer segments” includes PMD, ESP, AP, EP and HiRel reporting segments.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information (Continued)

For the three and six months ended December 26, 2010 and December 27, 2009, revenue and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended December 26, 2010			Three Months Ended December 27, 2009
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$112,550	39.9%	37.1%	$75,132	35.7%	9.4%
Energy-Saving Products	63,056	22.4	47.3	40,358	19.2	36.4
Automotive Products	25,514	9.1	32.5	17,797	8.5	15.6
Enterprise Power	31,600	11.2	50.5	33,741	16.0	43.2
HiRel	47,066	16.7	49.3	39,797	18.9	50.9
Customer segments total	279,786	99.3	42.6	206,825	98.4	28.7
Intellectual Property	1,958	0.7	100.0	3,419	1.6	100.0
Consolidated total	$281,744	100.0%	43.0%	$210,244	100.0%	29.9%

	Six Months Ended December 26, 2010			Six Months Ended December 27, 2009
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$228,074	40.5%	33.3%	$141,187	36.2%	7.4%
Energy-Saving Products	123,072	21.9	44.9	78,221	20.1	35.5
Automotive Products	49,434	8.8	32.2	31,458	8.1	17.2
Enterprise Power	66,829	11.9	48.8	61,186	15.7	41.6
HiRel	91,263	16.2	50.6	72,406	18.6	49.7
Customer segments total	558,672	99.3	40.4	384,458	98.7	27.3
Intellectual Property	3,939	0.7	100.0	5,157	1.3	100.0
Consolidated total	$562,611	100.0%	40.9%	$389,615	100.0%	28.3%

13. Income Taxes

The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company determined that the valuation allowance established against its deferred tax assets in the U.S. and the U.K. during fiscal year 2009 should remain through the second quarter of fiscal year 2011 ended December 26, 2010.

During the second quarter of fiscal year 2011, the reserve for uncertain tax positions increased by $1.6 million to $46.0 million.  This increase resulted primarily from reserves for certain federal and state credits during the three months ended December 26, 2010.  If recognized, the benefits associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $11.4 million which would reduce the Company's future effective tax rate. The reserve is expected to decrease by $0.4 million during the next 12 months.

As of December 26, 2010, the Company had accrued $2.6 million of interest and penalties related to uncertain tax positions. For the three months ended December 26, 2010 penalties and interest included in the reserves increased by $0.2 million.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

During fiscal year 2009, the Company filed amended U.S. federal income tax returns and claimed a refund.  It was estimated that the cash refund would be $23.6 million.  Of this refund, the Company received $18.9 million during fiscal year 2010, $4.5 million during the three months ended September 26, 2010, and an additional $0.4 million during the three months ended December 26, 2010.   The Company is pursuing additional refunds related to the aforementioned amended U.S. federal income tax returns in the amount of $0.3 million, of which the Company cannot determine that the realization of the tax refund of $0.06 million is more likely than not and as such, has not recognized it as an income tax benefit in its financial statements.

The Company is also pursuing refunds for income taxes it believes to have overpaid in Japan.  The Company cannot determine that the realization of the tax refunds of $3.1 million is probable and as such, has not recognized them as income tax benefits in its financial statements.

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

The Company's provision for income taxes was an expense of $3.1 million for the three months ended December 26, 2010 compared to a benefit of $26.6 million for the three months ended December 27, 2009, and was an expense of $1.3 million for the six months ended December 26, 2010 compared to a benefit of $26.8 million for the six months ended December 27, 2009.  For the three months and six months ended December 26, 2010, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of lower tax rates in certain foreign jurisdictions, the release of contingent liabilities related to uncertain tax positions and utilization of its deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.S and the U.K.  For the three months and six months ended December 27, 2009, the Company’s effective tax rate differed from the U.S. federal statutory rate of 35 percent, mainly as a result of overall lower tax rates in foreign jurisdictions, the release of contingent liabilities related to uncertain tax positions and tax return to provision and prior period adjustments which were partially offset by an increase in specific uncertain tax position reserves.

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

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of net operating losses (“NOLs”) and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined). The Company does not believe an ownership change has occurred that would limit the Company's utilization of any NOL, credit carry forward or other tax attributes.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income per Common Share

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net income to both common shares and participating securities.  The Company’s participating securities include the Company’s unvested, outstanding RSUs.  The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six months ended December 26, 2010 and December 27, 2009 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net income	$43,929	$28,318	$77,427	$11,418
Less: Income allocated to participating securities	713	155	1,252	56
Income available to common stockholders	$43,216	$28,163	$76,175	$11,362
Earnings per common share - basic
Weighted average shares outstanding	69,587	71,270	69,878	71,191
Basic income per share	$0.62	$0.40	$1.09	$0.16
Earnings per common share - diluted
Basic weighted average shares outstanding	69,587	71,270	69,878	71,191
Effect of dilutive securities – stock options	648	371	498	217
Diluted weighted-average shares	70,235	71,641	70,376	71,408
Diluted income per share	$0.62	$0.39	$1.08	$0.16

For the three and six months ended December 26, 2010, 1,745,686 of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for this period.  Additionally, for the three and six months ended December 27, 2009, 3,643,233 and 5,209,022 of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for the prior period.

15. Environmental Matters

The Company incorporates by reference its disclosure set forth in Note 12, “Environmental Matters,” to its consolidated financial statements set forth in Part II, Item 8, in the 2010 Annual Report, subject to the following updates to such disclosure for events taking place subsequent to the filing of the 2010 Annual Report:

The Company has previously disclosed that during negotiations for the Company’s April 2007 divestiture of the Company’s Power Control Systems business to Vishay Intertechnology, Inc., certain chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy, and that the Company has advised appropriate governmental authorities at about the time of such divestiture.  In August 2010, following the filing of the 2010 Annual Report, the Company received a letter from the relevant local authority requiring a confirmation of intention to proceed with preparation of a plan of characterization in relation to the site in question.  The Company has restated to local authorities its prior position from the period following such divestiture that it had not committed to take further action with respect to the site. The Company has not been assessed any penalties with respect to the site, and it is too early to assess whether any such penalties will be assessed in the future.

In December 2010, the owner by foreclosure of a property in El Segundo, California has notified the Company of its claim that the Company is a potentially responsible party for the remediation of hazardous materials allegedly discovered by that owner at the property.  The Company has also been contacted by the California Department of Toxic Substances Control in respect of such notice.  The Company intends to vigorously defend against the claims asserted in the notice.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation

The Company incorporates by reference its disclosure set forth in Note 14, “Litigation,” to its consolidated financial statements set forth in Part II, Item 8 in the Company’s 2010 Annual Report, subject to the following updates to such disclosure for events that have taken place since the filing of the 2010 Annual Report:

 International Rectifier Derivative Litigation

The Company previously reported the partial derivative lawsuit captioned Mayers v. Lidow (filed in the Superior Court of the State of California for the County of Los Angeles, case No. BC395652), wherein plaintiffs asserted derivative claims purportedly on behalf of the Company against certain of the company’s former officers and current and former directors.  As previously reported, on or about July 16, 2010, counsel for plaintiff and defendants in the Mayers action executed a stipulation of settlement.  As part of the proposed settlement (which was subject to approval by the Court), the Company agreed to implement certain corporate governance changes and the Company agreed to pay to plaintiff’s counsel $550,000 in attorneys’ fees.  On August 5, 2010, the Court granted preliminary approval of the proposed settlement, ordering that notice of the settlement be given to stockholders of the Company and setting October 27, 2010 as the date for a final approval hearing.  On October 27, 2010, the Court granted final approval of the settlement and allowed plaintiff’s counsel to file supplemental submissions in support of plaintiff’s request for attorney’s fees and costs (which were capped at $550,000) by November 1, 2010. Subsequently, in November 2010, the court reduced plaintiff’s request for attorney’s fees and costs to about $525,000.  The settlement in the case is final.

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

17. Commitments and Contingencies

In connection with the divestiture of the Company’s Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of statute of limitations, and the decrease in foreign currency translation on the underlying obligation.  As of December 26, 2010, the balance of the divested entities tax obligations was $5.8 million.

18. Stock Repurchase Program

 On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. On July 20, 2010, the Company announced that its Board of Directors had authorized an additional $50.0 million for the stock repurchase program increasing the total authorized for the plan to $150.0 million.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the three and six months ended December 26, 2010, the Company repurchased approximately 0.2 million and 1.2 million shares for approximately $4.9 million and $24.9 million, respectively, and to date the Company has purchased approximately 4.4 million shares for approximately $73.6 million under the program. As of December 26, 2010, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the December 26, 2010 and June 27, 2010 consolidated balance sheets.

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

Introduction

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months and six months ended December 26, 2010.  The discussion includes:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources

Overview

Our revenues were $281.7 million and $210.2 million for the three months ended December 26, 2010 and December 27, 2009, respectively, and $562.6 million and $389.6 million for the six months ended December 26, 2010 and December 27, 2009, respectively.  The strong demand for our products which we experienced during fiscal year 2010 and the first quarter of fiscal year 2011 continued during the second quarter of fiscal year 2011, with year-over-year revenue increases of 34.0 percent for the three months ended December 26, 2010 compared to the three months ended December 27, 2009 and 44.4 percent for the six months ended December 26, 2010 compared to the six months ended December 27, 2009.  We currently expect revenue for the next fiscal quarter to be between $285 million and $295 million.  During the previous fiscal year and the first six months of fiscal year 2011 we have taken a number of actions to respond to the increased demand including ongoing efforts to qualify external manufacturing sources, the postponement of certain of our initiatives to consolidate our manufacturing operations and capital investments in our existing manufacturing operations.  While these actions have provided additional capacity, we continue our efforts to develop our manufacturing capacity in a way that responds to increases in demand.  In addition to the actions noted above, we built inventories for certain products during the second quarter of fiscal year 2011 in anticipation of future demand.

Our gross margin percentage improved on a year-over-year basis by 13.1 percentage points to 43.0 percent for the three months ended December 26, 2010 compared to the prior year comparable period and by 12.6 percentage points to 40.9 percent for the six months ended December 26, 2010 compared to the prior year comparable period.  This improvement in the gross margin percentage for both the three and six month periods was a result of an increase in factory utilization during the current year periods as a result of higher production volumes and an improved product mix during the current year periods.  During the three months ended December 26, 2010, we experienced a significant increase in gross margin compared to the three months ended September 27, 2010.  This was due to favorable per unit manufacturing costs as a result of higher cost absorption associated with the increased level of inventory, built in anticipation of future demand, and a higher gross margin product mix. We currently expect our gross margin percentage for the three months ending March 27, 2011 to decrease sequentially to a range of between 39 percent and 39.5 percent of revenue due to an increase in silicon cost, lower expected cost absorption during the period as a result of lower production volumes, and a lower gross margin product mix.

During the three and six months ended December 26, 2010, our selling, general and administrative expenses increased $9.3 million and  $14.1 million, respectively, compared to the prior year comparable periods, but decreased as a percentage of revenue by 1.2 and 3.9 percentage points to 16.5 and 16.9 percent of revenues, respectively. The increase in selling, general and administrative expenses was due primarily to employee performance bonuses and stock based compensation expense, costs related to the implementation of an Enterprise Resource Planning (ERP) system, an increase in sales commissions and increased shipping costs related to the increase in revenue. The increases in expense were partially offset by a reduction in legal fees, severance costs and other professional services costs.

During the three and six months ended December 26, 2010, research and development spending increased by $4.3 million and $9.1 million from the prior year comparable periods but declined as a percentage of revenue by 1.4 and 2.1 percentage points to 10.1 percent and 10.0 percent of revenues, respectively.  The increase in research and development expense for the three and six months ended December 26, 2010 was the result, primarily, of an increase in headcount and performance bonus expense, and for the six month period, an increase in materials costs.

Our cash flow from operations provided $93.0 million of cash during the first six months of fiscal year 2011 compared to a use of cash of $34.7 million for the prior year comparable period.  Our cash, cash equivalents and investments, excluding restricted cash, as of December 26, 2010 totaled $599.1 million compared to $582.9 million as of June 27, 2010. The increase in cash and investments was due to cash from operations and proceeds from the exercise of stock options partially offset by capital expenditures of approximately $55.7 million, the repurchase of common stock for $24.9 million and the investment in certain patents and preferred shares of a privately held domestic company for $9.0 million during the first six months of fiscal year 2011.

Segment Reporting

Four of our five customer segments, namely, Power Management Devices (PMD), Energy-Savings Products (ESP), Automotive Products (AP) and Enterprise Power (EP), generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually; we also analyze performance of these segments together, separately from our other ongoing customer segment, HiRel.  For ease of reference, we refer to these four segments collectively as our “commercial segments.”  What we refer to as our “customer segments” include our PMD, ESP, AP, EP and HiRel reporting segments.

Results of Operations

Selected Operating Results

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Three Months Ended				Six Months Ended
	December 26, 2010		December 27, 2009		December 26, 2010		December 27, 2009
Revenues	$281.7	100.0%	$210.2	100.0%	$562.6	100.0%	$389.6	100.0%
Cost of sales	160.7	57.0	147.4	70.1	332.8	59.1	279.4	71.7
Gross profit	121.0	43.0	62.8	29.9	229.8	40.9	110.2	28.3
Selling, general and administrative expense	46.6	16.5	37.3	17.7	94.9	16.9	80.9	20.8
Research and development expense	28.5	10.1	24.2	11.5	56.1	10.0	47.0	12.1
Amortization of acquisition-related intangible assets	1.2	0.4	1.1	0.5	2.5	0.4	2.2	0.6
Asset impairment, restructuring and other charges	—	—	—	—	0.1	—	0.1	—
Operating income (loss)	44.6	15.8	0.2	0.1	76.2	13.5	(20.1)	(5.1)
Other expense, net	1.7	0.6	1.0	0.5	3.0	0.5	1.8	0.5
Interest income, net	(4.2)	(1.5)	(2.5)	(1.2)	(5.6)	(1.0)	(6.5)	(1.7)
Income (loss) before income taxes	47.1	16.7	1.7	0.8	78.8	14.0	(15.4)	(3.9)
Provision for (benefit from) income taxes	3.1	1.1	(26.6)	(12.6)	1.3	0.2	(26.8)	(6.9)
Net income	$43.9	15.6%	$28.3	13.5%	$77.4	13.8%	$11.4	2.9%

Revenue and Gross Margin for the Three Months Ended December 26, 2010 Compared to the Three Months Ended December 27, 2009

The following table summarizes revenue and gross margin by reportable segment for the three months ended December 26, 2010 compared to the three months ended December 27, 2009.  The amounts in the following table are in thousands:

	Three Months Ended
	December 26, 2010			December 27, 2009			Change
	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin
Power Management Devices (PMD)	$112,550	$41,799	37.1%	$75,132	$7,072	9.4%	49.8%	27.7ppt
Energy-Savings Products (ESP)	63,056	29,828	47.3	40,358	14,705	36.4	56.2	10.9
Automotive Products (AP)	25,514	8,285	32.5	17,797	2,780	15.6	43.4	16.9
Enterprise Power (EP)	31,600	15,943	50.5	33,741	14,567	43.2	(6.3)	7.3
Commercial segments total	232,720	95,855	41.2	167,028	39,124	23.4	39.3	17.8
HiRel	47,066	23,198	49.3	39,797	20,275	50.9	18.3	(1.6)
Customer segments total	279,786	119,053	42.6	206,825	59,399	28.7	35.3	13.9
Intellectual Property (IP)	1,958	1,958	100.0	3,419	3,419	100.0	(42.7)	—
Consolidated total	$281,744	$121,011	43.0%	$210,244	$62,818	29.9%	34.0%	13.1ppt

Revenue

 For the three months ended December 26, 2010, revenue increased by $71.5 million, or 34.0 percent compared to the prior year comparable period.

For the three months ended December 26, 2010, revenue for our commercial segments increased 39.3 percent compared to the prior year comparable period with three of the four segments contributing to revenue growth.  The exception was our EP segment where revenue declined 6.3 percent for the three months ended December 26, 2010 compared to the prior year comparable period.  Our PMD segment revenue increased 49.8 percent compared to the prior year comparable period due to a significant recovery in demand for our industrial product components, notebooks and other consumer related product components.  Revenue for our ESP segment increased 56.2 percent compared to the prior year comparable period due to a recovery in market demand and market share gains for our industrial and consumer appliance related products. Our AP segment revenue increased 43.4 percent compared to the prior year comparable period as a result of an increase in demand due to increased production within the automotive industry for both North America and Europe and the ramp-up of new designs.  Revenue from our EP segment was down 6.3 percent compared to the prior year comparable period due to softening demand in our notebook related business.

For the three months ended December 26, 2010, our HiRel segment revenue increased 18.3 percent compared to the prior year comparable period due to strengthening in most of HiRel’s traditional market segments.  Commercial aerospace applications have experienced an increase in demand, while undersea and other heavy duty applications have experienced more moderate demand increases.

IP segment revenue decreased $1.5 million, or 42.7 percent. We expect our quarterly royalty revenue will be approximately $1.0 million to $2.0 million in each of the next several quarters absent the consummation of additional license agreements.

Gross Margin

Our gross margin improved by 13.1 percentage points to 43.0 percent for the three months ended December 26, 2010 compared to the prior year comparable period.  This increase in our gross margin was the result of an increase of 17.8 percentage points for our gross margin for our commercial segments taken as a whole, which was partially offset by a 1.6 percentage point reduction from our HiRel segment.  The gross margins and comparable period comparisons for our individual segments are shown in the table on the preceding page.  The increase in our gross margin for our commercial segments’ was primarily due to an improvement in factory utilization, as a result of higher production volumes, resulting in lower fixed costs per piece and a favorable change in the product mix towards higher margin products within our commercial segments.  The increase in production volume during the quarter was the result of an increase in current demand as well as building inventories in certain products in anticipation of future demand.  The favorable change in the product mix to higher margin products was primarily in two of our commercial segments, PMD and ESP.  The favorable change in our PMD segment’s product mix was due to an increase in the volume of product shipments into the industrial market which.  Our ESP segment’s favorable change in product mix was due to an increase in sales of our appliance products.

Our HiRel segment’s gross margin percent decreased by 1.6 percentage points to 49.3 percent on a year-over-year basis for the three months ending December 26, 2010.  This decrease in gross margin was driven by higher volume increases in lower margin products, although revenues have increased across all margin levels.  This margin decline was partially offset by higher factory utilization rates as a result of increased production volumes due to the increased customer demand and higher production yields.

Revenue and Gross Margin for the Six Months Ended December 26, 2010 Compared to the Six Months Ended December 27, 2009

The following table summarizes revenue and gross margin by reportable segment for the six months ended December 26, 2010 compared to the six months ended December 27, 2009.  The amounts in the following table are in thousands:

	Six Months Ended
	December 26, 2010			December 27, 2009			Change
	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin
Power Management Devices (PMD)	$228,074	$75,844	33.3%	$141,187	$10,389	7.4%	61.5%	25.9ppt
Energy-Savings Products (ESP)	123,072	55,311	44.9	78,221	27,800	35.5	57.3	9.4
Automotive Products (AP)	49,434	15,931	32.2	31,458	5,405	17.2	57.1	15.0
Enterprise Power (EP)	66,829	32,601	48.8	61,186	25,443	41.6	9.2	7.2
Commercial segments total	467,409	179,687	38.4	312,052	69,037	22.1	49.8	16.3
HiRel	91,263	46,209	50.6	72,406	35,981	49.7	26.0	0.9
Customer segments total	558,672	225,896	40.4	384,458	105,018	27.3	45.3	13.1
Intellectual Property (IP)	3,939	3,939	100.0	5,157	5,157	100.0	(23.6)	—
Consolidated total	$562,611	$229,835	40.9%	$389,615	$110,175	28.3%	44.4%	12.6ppt

Revenue

For the six months ended December 26, 2010, revenue increased by $173.0 million, or 44.4 percent compared to the prior year comparable period.

Within our commercial segments, all of our segments contributed to revenue growth for the six months ended December 26, 2010 compared to the prior year comparable period.  Our PMD segment revenue increased 61.5 percent compared to the prior year comparable period due to an increase in demand for universal power supply components in the server and computing sector and a recovery in the demand for our industrial products components.  Revenue for our ESP segment increased 57.3 percent compared to the prior year comparable period due to a recovery in the market demand and a market share gain for our industrial and consumer appliance related products. Our AP segment revenue increased 57.1 percent compared to the prior year comparable period as the result of an increase in demand due to increased production within the automotive industry for both North America and Europe and the ramp-up of new designs.  Revenue from our EP segment increased 9.2 percent compared to the prior year comparable period due to a recovery in server demand, and a ramp up in new notebook and server designs which was partially offset by softening demand during the three months ended December 26, 2010 for our notebook related business.

Our HiRel segment revenue increased 26.0 percent for the six months ended December 26, 2010 compared to the prior year comparable period due to strengthening in most of HiRel’s traditional market segments.  Commercial aerospace has experienced a significant increase in demand, while undersea and other heavy duty applications have experienced moderate demand increases.

Gross Margin

Our gross margin improved by 12.6 percentage points to 40.9 percent for the six months ended December 26, 2010 compared to the prior year comparable period.  This increase in our gross margin was the result of an increase of 16.3 and 0.9 percentage points in gross margin for our commercial segments taken as a whole and our HiRel segment, respectively.  The gross margins and comparable period comparisons for our individual segments are shown in the table on the preceding page.  The increase in our gross margin for our commercial segments’ was primarily due to an improvement in factory utilization, as a result of higher production volumes, resulting in lower fixed costs per piece and a favorable change in the product mix towards higher margin products within our commercial segments.  The favorable change in the product mix to higher margin products was primarily in two of our commercial segments, PMD and ESP.  The favorable change in our PMD segment’s product mix was due to an increase in the volume of product shipments into the industrial market.  Our ESP segment’s favorable change in product mix was due to an increase in sales of our appliance products.

Our HiRel segment’s gross margin percent increased by 0.9 percentage points to 50.6 percent on a year-over-year basis for the six months ending December 26, 2010.  This increase in gross margin was driven by a favorable change in the product mix towards higher margin products combined with a higher factory utilization rate as a result of increased production volumes due to the increased customer demand and higher production yields.

Selling, General and Administrative Expense

(Dollars in thousands)	Selling, General and Administrative Expense
	December 26, 2010	% of Revenue	December 27, 2009	% of Revenue	Change
Three months ended	$46,617	16.5%	$37,285	17.7%	(1.2) ppt
Six months ended	$94,927	16.9%	$80,867	20.8%	(3.9) ppt

Selling, general and administrative expense was $46.6 million (16.5 percent of revenue) and $37.3 million (17.7 percent of revenue) for the three months ended December 26, 2010 and December 27, 2009, respectively. Selling, general and administrative expense was $94.9 million (16.9 percent of revenue) and $80.9 million (20.8 percent of revenue) for the six months ended December 26, 2010 and December 27, 2009, respectively.  The year-over-year increase in selling, general and administrative expense for the three and six months ending December 26, 2010 was primarily due to increases in employee performance bonuses and stock based compensation expense, costs related to the implementation of an ERP system, an increase in sales commissions and increased shipping costs related to the increase in revenue. The increases in expense were partially offset by a reduction in legal fees, severance costs and other professional services costs.

During the three months ended September 26, 2010, we granted 309,462 units of restricted stock units with performance based vesting requirements to executives and certain key employees. For approximately 80 percent of these awards we recorded no expense during the first six months of fiscal year 2011, as we were unable to determine that it is probable that the performance vesting requirements will be met before the performance period for the awards expire at the end of fiscal year 2012. These awards vest upon achievement of the performance requirements. If the performance requirements are met, and depending upon whether vesting was determined to be probable prior to vesting, the expense related to these awards may be recognized in one quarter or spread over two or more quarters. This expense would result in charges to cost of sales, selling, general and administrative expense, and research and development expense.

Research and Development Expense

(Dollars in thousands)	Research and Development Expense
	December 26, 2010	% of Revenue	December 27, 2009	% of Revenue	Change
Three months ended	$28,544	10.1%	$24,215	11.5%	(1.4)ppt
Six months ended	$56,104	10.0%	$47,042	12.1%	(2.1)ppt

Research and development (“R&D”) expense was $28.5 million (10.1 percent of revenue) and $24.2 million (11.5 percent of revenue) for the three months ended December 26, 2010 and December 27, 2009, respectively, and $56.1 million (10.0 percent of revenue) and $47.0 million (12.1 percent of revenue) for the six months ended December 26, 2010 and December 27, 2009, respectively.  The increase in R&D expenses for the three months ended December 26, 2010 compared to the prior year comparable period was due, primarily, to an increase in employee performance bonus and an increase in employee headcount.  The increase in R&D expense for the six months ended December 26, 2010, compared to the prior year comparable period, was mainly due to an increase in employee performance bonus and an increase in spending on supplies related to new product development as we continue to increase our investment in R&D.

Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs initiated during fiscal years 2009 and 2008.  These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

The following table summarizes restructuring charges incurred during the three and six months ended December 26, 2010, and December 27, 2009 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(4)	$(49)	$64	$42
Other charges	—	19	66	95
Total asset impairment, restructuring and other charges	$(4)	$(30)	$130	$137

  In addition to the amounts in the table above, $0.1 million and $0.1 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the three and six months ended December 26, 2010, respectively, and $0.3 million and $0.7 million were recorded for the prior year comparable periods, respectively, related to the restructuring initiatives.  We also incurred approximately $0.1 million and $0.2 million of costs to relocate and install equipment for the three and six months ended December 26, 2010, respectively, and $0.5 million and $1.8 million were recorded for the prior year comparable periods, respectively.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the our restructuring related accruals for the six months ended December 26, 2010, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 27, 2010	$4,896
Accrued during the period and charged to asset impairment, restructuring and other charges	64
Accrued during the period and charged to operating expenses	133
Costs paid during the period	—
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, December 26, 2010	$5,093

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and six months ended December 26, 2010, and December 27, 2009 (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Research and Development Facility Closure Initiative	PCS Divestiture (Recoveries)	Total
For the three months ended December 27, 2009 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(25)	$—	$(24)	$(49)
Other charges	—	19	—	19
For the three months ended December 27, 2009, total asset impairment, restructuring and other charges	$(25)	$19	$(24)	$(30)

For the three months ended December 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$(4)	$—	$—	$(4)
Other charges	—	—	—	—
For the three months ended December 26, 2010, total asset impairment, restructuring and other charges	$(4)	$—	$—	$(4)

	El Segundo Fabrication Facility Closure Initiative	Research and Development Facility Closure Initiative	PCS Divestiture (Recoveries)	Total
For the six months ended December 27, 2009 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$177	$—	$(135)	$42
Other charges	—	95	—	95
For the six months ended December 27, 2009, total asset impairment, restructuring and other charges	$177	$95	$(135)	$137

For the six months ended December 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$64	$—	$—	$64
Other charges	—	66	—	66
For the six months ended December 26, 2010, total asset impairment, restructuring and other charges	$64	$66	$—	$130

El Segundo Fabrication Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with an estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of these costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs are being charged to operating expense as incurred.  The restructuring charges recorded through fiscal years 2010 and 2011 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs and $3.9 million of other charges for this initiative. Due to continued higher demand than at the time the plan was adopted, we have delayed the closure of this facility.  We will continue to evaluate the timing of this factory closure based on the demand outlook and the availability of external capacity.  Based on our current outlook, we do not anticipate we will be in a position to close this factory until, at the earliest, the end of calendar year 2011.

Cash payments for this initiative were approximately $0.3 million for the first six months ended December 26, 2010, and are estimated to be approximately $7.2 million in fiscal year 2012 or thereafter.  We estimate cost savings from the El Segundo, California fabrication facility closure initiative of approximately $12.1 million per year, beginning, at the earliest, in fiscal year 2012.  These costs savings will result in reduced manufacturing overhead costs, which will impact cost of sales.  We do not anticipate these cost savings will be offset by additional costs incurred in other locations.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England Research and Development facility and our El Segundo, California Research and Development fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  We have completed the closure of the Oxted, England facility, and intend to sell the property when market conditions improve.  We intend to complete the closure of and exit from the El Segundo, California facility in conjunction with shutting down the adjacent El Segundo, California fabrication facility.  Through fiscal year 2010, we incurred approximately $7.4 million of the total estimated costs under this initiative. Cash payments for this initiative were approximately $0.1 million during the first six months of fiscal year 2011, and are estimated to be $0.1 million and $1.3 million during the remainder of fiscal year 2011 and thereafter, respectively.  There were no cost savings from this initiative for the six months ended December 26, 2010.

Other Expense

Other expense includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other expense (income), net was $1.7 million and $3.0 million for the three and six months ended December 26, 2010, respectively, and $1.0 million and $1.8 million for the three and six months ended December 27, 2009, respectively.  Other income, for the three and six months ended December 26, 2010 includes investment impairment charges of $0 million and $0.5 million, mark-to-market adjustments on derivative instruments of $0.1 million and $0.3 million, and foreign currency exchange losses of $1.7 million and $1.9 million, respectively.  The three and six months ended December 27, 2009, included an investment impairment charge of $0.1 million and $1.9 million and foreign currency exchange losses of $0.4 million and $1.3 million, respectively, partially offset by a gain of $1.9 million related to a put option on an equity investment.

Interest Income and Expense

Interest income was $4.3 million and $5.9 million for the three and six months ended December 26, 2010, respectively, compared to interest income of $2.6 million and $6.7 million for the prior year comparable periods, respectively.  The increase in interest income for the three months ended December 26, 2010 was due to gains from the sale of debt related investments of $3.5 million during the current quarter.  The decrease in interest income for the six months ended December 26, 2010 compared to the prior year comparable period was due primarily to lower interest rates partially offset by the gain from the sale of investments.

Interest expense was $0.2 million and $0.3 million for the three and six months ended December 26, 2010, respectively, compared to $0.1 million and $0.3 million for the prior year comparable periods, respectively.

Income Taxes

Our provision for income taxes was an expense of $3.1 million for the three months ended December 26, 2010 compared to a benefit of $26.6 million for the three months ended December 27, 2009, and was an expense of $1.3 million for the six months ended December 26, 2010 compared to a benefit of $26.8 million for the six months ended December 27, 2009.  For the three months and six months ended December 26, 2010, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of lower tax rates in certain foreign jurisdictions, the release of contingent liabilities related to uncertain tax positions and utilization of deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.S and the U.K.  For the three months and six months ended December 27, 2009, the effective tax rate differed from the U.S. federal statutory rate of 35 percent mainly as a result of overall lower tax rates in foreign jurisdictions, the release of contingent liabilities related to uncertain tax positions and tax return to provision and prior period adjustments which were partially offset by an increase in specific uncertain tax position reserves.

During the three months ended September 26, 2010, the statutory tax rate in the U.K. was reduced from 28 percent to 27 percent effective April 1, 2011.  We reported as a discrete item the $0.2 million impact of this rate reduction on the deferred tax assets in the U.K.  In addition, we have reduced our deferred tax assets with full valuation allowances in the U.K. by approximately $2.4 million as a result of the reduced statutory rate.

We plan to initiate certain intercompany transactions and intercompany reorganizations beginning in the third quarter of fiscal year 2011, which, upon completion, may allow us to utilize certain net operating losses.  Additionally, we believe that it is reasonable to expect we will release, as a discrete item by the end of fiscal year 2011, our beginning-of-the-year valuation allowance recorded in the U.K. of $5.7 million.  As part of this program, we also anticipate a reclassification of the remaining U.K. reserved deferred tax assets, totaling $14.5 million, as a deferred charge.  This asset would be offset by the remaining valuation allowance.  In addition, we expect to reduce our U.K. deferred tax assets by $0.6 million as a result of forecasted annual taxable income, following the release of the aforementioned valuation allowance.
We believe that it is reasonable to expect that by the end of fiscal year 2011, we may release approximately $17.2 million of valuation allowance associated with California state deferred tax assets as a discrete event, as a result of demonstrating the likelihood of our ability to realize them in the future.  In addition, we expect that our valuation allowances against our U.S. deferred tax assets will be reduced throughout the year by $44.0 million due to the utilization of beginning of the year reserved tax assets to offset our taxable income.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

    We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and, historically, cash from operations.  While we currently have no outstanding long-term debt or credit facilities, we may need to borrow additional funds if we are unable to generate sufficient cash from operations to meet our capital requirements.  As such, we may evaluate, from time to time, opportunities to sell debt securities or obtain credit facilities to provide additional liquidity.

    As of December 26, 2010, we had $599.1 million of cash (excluding $3.4 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, an increase of $16.2 million from June 27, 2010.  The increase in our cash and investments was the result of cash provided by operations of $93.0 million and proceeds from the exercise of stock options of $7.7 million partially offset by uses of cash for capital equipment expenditures of $55.7 million, the repurchase of common stock for $24.9 million and an investment in certain intellectual property, including patents and patent rights, and preferred stock for $9.0 million.

Our investments in fixed income securities include mortgage-backed and asset-backed securities which were severely impacted by the subprime mortgage and other ensuing credit crises and the value of these securities has not recovered to pre-credit crisis levels.  We have reduced our positions in these securities to a balance of $14.2 million, at fair value, or 4.1 percent of our investments, as of December 26, 2010.  We continue to look for opportunities to reduce our positions in these securities without incurring losses when the positions are sold. Impairment charges for other-than-temporary impairments on mortgage-backed and asset-backed securities to reduce the carrying value of these securities to their fair value during the three-months ended December 26, 2010 were immaterial.

Total cash, cash equivalents, and investments were as follows (in thousands):

	As of
	December 26, 2010	June 27, 2010
Cash and cash equivalents	$249,301	$229,789
Investments	349,759	353,135
Total cash, cash equivalents, and investments	$599,060	$582,924

    We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, repurchase of stock, if any, for our common stock repurchase program and capital expenditures.  Our outlook for the third quarter of fiscal year 2011 is that our operating cash flow will continue to be positive.  We are projecting capital expenditures to be between $45 million to $50 million during the third quarter of fiscal year 2011.Our capital expenditures are driven by the introduction of new process technologies, the ongoing implementation of an ERP system, and manufacturing capacity expansion in anticipation of future demand.

Cash Flow

Our cash flows were as follows (in thousands):

	Six Months Ended
	December 26, 2010	December 27, 2009
Cash flows used in operating activities	$93,038	$(34,702)
Cash flows (used in) provided by investing activities	(59,137)	(118,578)
Cash flows used in by financing activities	(15,465)	(3,419)
Effect of exchange rate changes	1,076	344
Net (decrease) increase in cash and cash equivalents	$19,512	$(156,355)

Non-cash adjustments to cash flow used from operations during the six months ended December 26, 2010 included $41.0 million of depreciation and amortization, $8.0 million of stock compensation expense and $4.7 million from the change in the inventory valuation provision. Changes in operating assets and liabilities decreased operating cash flow by $31.1 million.

Cash used in investing activities during the six months ended December 26, 2010 was the result of purchases of investments for $193.7 million, capital expenditures of $55.7 million and the investment in certain patents and preferred shares of a privately held domestic company for $9.0 million.  These uses of cash were partially offset by proceeds from the sale or maturities of investments of $198.1 million.

 Cash used in financing activities during the six months ended December 26, 2010 of $15.5 million was the result of the purchase of treasury stock, partially offset by proceeds from the exercise of stock options.

Working Capital

Our working capital is dependent on demand and our ability to manage accounts receivable and inventory.  Other factors which may result in changes to our working capital levels are restructuring initiatives, investment impairments and share repurchases.   Our working capital, excluding cash and cash equivalents and restricted cash, at December 26, 2010 was $739.5 million.

The changes in working capital for the year-to-date period December 26, 2010, were as follows (in millions):

	December 26,	June 27,
	2010	2010	Change
Current Assets
Cash and cash equivalents	$249,301	$229,789	$19,512
Restricted cash	1,629	1,913	(284)
Short-term investments	300,939	309,384	(8,445)
Trade accounts receivable, net	169,426	156,753	12,673
Inventories	223,162	170,168	52,994
Current deferred tax assets	2,008	2,085	(77)
Prepaid expenses and other receivables	30,412	40,243	(9,831)
Total current assets	$976,877	$910,335	$66,542

Current Liabilities
Accounts payable	$100,236	$94,646	$5,590
Accrued income taxes	5,164	5,764	(600)
Accrued salaries, wages and commissions	43,040	32,279	10,761
Current deferred tax liabilities	1,687	1,686	1
Other accrued expenses	87,274	75,259	12,015
Total current liabilities	237,401	209,634	27,767
Net working capital	$739,476	$700,701	$38,775

For the changes in cash and investments please see the discussions above for sources and uses of cash and for cash flow.

The increase in net trade accounts receivable of $12.7 million reflects the sequential increase in sales during the first half of fiscal year 2011.  Our days-sales-outstanding remained essentially unchanged from the prior year end.

Inventories increased $53.0 million as a result of a $19.8 million increase in finished goods, an $18.1 million increase in work-in-process inventory and a $15.1 million increase in raw materials.  Much of this increase was planned as we built up our raw materials, die bank and finished goods inventories in anticipation of future demand.  As a result of these increases in inventory, inventory weeks increased by approximately 5 weeks to approximately 18 weeks as compared to inventory weeks as of the end of the prior fiscal year.

The decrease in prepaid expenses and other receivables of $9.8 million was the result of the receipt of a tax refund of $4.9 million and the receipt of payment for royalties’ receivable of $6.0 million and the amortization of prepaid insurance.  These reductions in the prepaid expense balance were partially offset by an increase in recoverable value added taxes.

The increase in accounts payable of $5.6 million was primarily due to purchases related to inventory offset by the timing of payments in other areas.

The increase in accrued salaries, wages and commissions of $10.8 million for the first half of fiscal year 2011 was due primarily to an increase in accrued incentive bonuses of $7.9 million and increases in accrued vacation pay and payroll taxes.

Other accrued expenses increased $12.0 million during the first half of fiscal year 2011 as a result of increases in revenue reserves due to the sequential increase in revenue, an increase in deferred revenue related to the timing of shipments, accruals for current fiscal year activity related to the implementation of an ERP system and the receipt of a research and development grant for which recognition has been deferred.  These increases were partially offset by a reduction in accrued legal expenses.

Other

We are pursuing refunds for income taxes we believe to have overpaid Japan (See Note 13, “Income Taxes,” in the Notes to Consolidated Financial Statements).  We cannot determine that the realization of the tax refunds of $3.1 million is probable and as such, have not recognized them as income tax benefits in our financial statements.

During fiscal year 2009, we filed amended U.S. federal income tax returns and claimed a refund.  It was estimated that the cash refund would be $23.6 million.  Of this refund, we received $18.9 million during fiscal year 2010, $4.5 million during the three months ended September 26, 2010, and an additional $0.4 million during the three months ended December 26, 2010.

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

Apart from the operating lease obligations and purchase commitments discussed in our 2010 Annual Report, we do not have any new, material off-balance sheet arrangements as of December 26, 2010.

Recent Accounting Pronouncements

Information set forth under Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rates

Our exposure to interest rate risk is primarily through our investment portfolio.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR or Treasury Bills.  Investments in longer term fixed rate debt will be generally compared to yields on comparable maturity high grade Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at December 26, 2010, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $2.8 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other than temporary.

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

A significant amount of the Company’s revenue, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a Semiconductor Fabrication Facility with revenues primarily in U.S. Dollars and Euros and expenses in British Pounds Sterling and U.S. Dollars.  The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates as it does not believe, in the long-run, that hedging would be cost effective.  To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, the Company has established balance sheet transaction risk hedging programs.  These risk management programs generally use currency forward contracts.  These currency forward contracts are not designated as hedging instruments for accounting purposes.  Through these hedging programs the Company seeks to reduce, but does not always entirely eliminate, the impact of currency exchange rate movements on its payables and receivables.

In October 2004, our Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars.  The transaction commencement date was March, 2005 and the termination date is April, 2011.  Each month, we exchange JPY 9,540,000 for $100,000.  When the applicable currency exchange rate is less than or equal to 95.40, we exchange JPY 18,984,600 for $199,000.

We had approximately $126.9 million in notional amounts of forward contracts not designated as accounting hedges at December 26, 2010.  Net realized and unrealized foreign-currency losses recognized in earnings, as a component of other expense, were $1.7 million and $0.4 million and $1.9 and $1.3 million for the three and six months ended December 26, 2010 and December 27, 2009, respectively.

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

At December 26, 2010, we had $599 million of total cash, cash equivalents and investments, excluding restricted cash, consisting of available-for-sale fixed income securities.  We manage our total portfolio to encompass a diversified pool of investment-grade securities.  The average credit rating of our investment portfolio is A/A2.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns.  To the extent that our portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the six months ended December 26, 2010, the fair values of certain of our investments declined and we recognized $0.5 million in other-than-temporary impairment relating to certain available-for-sale securities.  See Part I, Item 1A, “Risk Factors—Our investments in certain securities expose us to market risks”, set forth in our 2010 Annual Report.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2010.  Based upon this evaluation, our CEO and CFO concluded that, as of December 26, 2010, our disclosure controls and procedures were effective.

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

During the fiscal quarter ended December 26, 2010 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Our disclosures regarding the matters set forth in Note 15, “Environmental Matters,” and Note 16, “Litigation,” to our consolidated financial statements set forth in Part I, Item 1, herein, are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

 This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under “Item 1A. Risk Factors” in our 2010 Annual Report, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated by reference).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended December 26, 2010 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
September 27, 2010 to October 24, 2010	—	$—	—	$81,298,734
October 25, 2010 to November 21, 2010	30,000	$27.12	30,000	$80,485,241
November 22, 2010 to December 26, 2010	140,000	$29.10	140,000	$76,411,279

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

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: January 31, 2011	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)