Form 10-Q
period 2011-03-27
INTERNATIONAL RECTIFIER CORP /DE/
filed 2011-05-02
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 69,759,341 shares of the registrant’s common stock, par value $1.00 per share, outstanding on April 21, 2011.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Revenues	$296,717	$241,886	$859,328	$631,501
Cost of sales	179,534	154,576	512,310	434,016
Gross profit	117,183	87,310	347,018	197,485

Selling, general and administrative expense	46,680	43,135	141,607	124,002
Research and development expense	30,733	25,649	86,837	72,691
Amortization of acquisition-related intangible assets	1,695	1,093	4,156	3,281
Asset impairment, restructuring and other charges (recoveries)	(3,489)	117	(3,359)	254
Operating income (loss)	41,564	17,316	117,777	(2,743)
Other (income) expense, net	(1,348)	318	1,672	2,105
Interest income, net	(2,694)	(2,573)	(8,255)	(9,031)
Income before income taxes	45,606	19,571	124,360	4,183
Benefit from income taxes	(3,879)	(20,816)	(2,552)	(47,622)
Net income	$49,485	$40,387	$126,912	$51,805
Net income per common share—basic (1)	$0.70	$0.57	$1.79	$0.72
Net income per common share—diluted (1)	$0.69	$0.56	$1.77	$0.72
Average common shares outstanding—basic	69,854	70,850	69,869	71,093
Average common shares and potentially dilutive securities outstanding—diluted	70,601	71,176	70,499	71,374

(1)	Net income per common share is computed using the two-class method. See Note 16, “Net Income Per Common Share”.

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Net income	$49,485	$40,387	$126,912	$51,805
Other comprehensive income (loss):
Foreign currency translation adjustments	3,959	(11,683)	10,452	(16,428)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $(123), $514, $44 and $2,198, respectively	203	852	(76)	1,448
Reclassification adjustments of net gains on foreign currency forward contract	—	—	—	(1,565)
Other comprehensive income (loss)	4,162	(10,831)	10,376	(16,545)
Comprehensive income	$53,647	$29,556	$137,288	$35,260

The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 27, 2011	June 27, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$269,154	$229,789
Restricted cash	1,339	1,913
Short-term investments	184,446	309,384
Trade accounts receivable, net	192,132	156,753
Inventories	240,648	170,168
Current deferred tax assets	1,401	2,085
Prepaid expenses and other receivables	38,098	40,243
Total current assets	927,218	910,335
Restricted cash	1,632	1,753
Long-term investments	33,465	43,751
Property, plant and equipment, net	396,659	347,745
Goodwill	121,680	74,955
Acquisition-related intangible assets, net	39,757	7,446
Long-term deferred tax assets	12,545	7,738
Other assets	57,645	47,194
Total assets	$1,590,601	$1,440,917
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,774	$94,646
Accrued income taxes	3,237	5,764
Accrued salaries, wages and commissions	40,993	32,279
Current deferred tax liabilities	268	1,686
Other accrued expenses	89,393	75,259
Total current liabilities	236,665	209,634
Long-term deferred tax liabilities	4,198	5,334
Other long-term liabilities	33,641	34,504
Total liabilities	274,504	249,472
Commitments and contingencies
Stockholders’ equity:
Common shares	74,387	73,518
Capital contributed in excess of par value of shares	1,016,706	997,637
Treasury stock, at cost	(81,245)	(48,671)
Retained earnings	306,101	179,189
Accumulated other comprehensive income (loss)	148	(10,228)
Total stockholders’ equity	1,316,097	1,191,445
Total liabilities and stockholders’ equity	$1,590,601	$1,440,917

(1)	Amounts derived from the audited financial statements at June 27, 2010.

 The accompanying notes are an integral part of these statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 27, 2011	March 28, 2010
Cash flows from operating activities:
Net income	$126,912	$51,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,562	52,038
Amortization of acquisition-related intangible assets	4,156	3,281
Stock compensation expense	11,378	8,226
(Gain) loss on the disposal of fixed assets	(397)	232
Provision for bad debts	(1,303)	(2,331)
Provision for inventory write-downs	7,047	(4,624)
Deferred income taxes	(6,511)	(1,267)
Other-than-temporary impairment of investments	951	2,059
Loss (gain) on derivatives	4,617	(1,964)
Tax benefit from stock options	1,037	―
Excess tax benefit from stock options exercised	(2,703)	(47)
Net settlement of restricted stock units for tax withholdings	(2,716)	(745)
Gain on sale of investments	(6,287)	(5,408)
Changes in operating assets and liabilities, net	(92,216)	(109,624)
Other	(4,616)	2,722
Net cash provided by (used in) operating activities	96,911	(5,647)
Cash flows from investing activities:
Additions to property, plant and equipment	(93,707)	(38,357)
Proceeds from sale of property, plant and equipment	800	57
Business acquisitions	(75,940)	―
Acquisition of intellectual property	(7,500)	―
Released from restricted cash	689	530
Withdrawal of excess from deferred compensation plan funds	―	2,433
Sale of investments	118,903	129,360
Maturities of investments	261,544	56,500
Purchase of investments	(244,028)	(310,675)
Redemption of equity investments	―	2,050
Purchase of cost-based investments	(1,850)	―
Net cash used in investing activities	(41,089)	(158,102)
Cash flows from financing activities:
Purchase of treasury stock	(32,575)	(16,429)
Excess tax benefit from options exercised	2,703	47
Proceeds from exercise of stock options	10,239	4,471
Net cash used in financing activities	(19,633)	(11,911)
Effect of exchange rate changes on cash and cash equivalents	3,176	(1,045)
Net increase (decrease) in cash and cash equivalents	39,365	(176,705)
Cash and cash equivalents, beginning of period	229,789	365,761
Cash and cash equivalents, end of period	$269,154	$189,056

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

Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended March 2011 and 2010 consisted of 13 weeks ending on March 27, 2011 and March 28, 2010, respectively.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities measured and recorded at fair value on a recurring basis are presented on the Company’s condensed consolidated balance sheet as of March 27, 2011 as follows (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$19,991	$	―	$19,991	$	―
Short-term investments	184,446		120,722	63,724		―
Long-term investments	33,465		13,523	10,594		9,348
Other assets	30,773		28,643	(35)		2,165
Other accrued expenses	(612)		―	(612)		―
Other long-term liabilities	(7,917)		(7,517)	―		(400)
Total	$260,146		$155,371	$93,662		$11,113
Fair value as a percentage of total	100.0%		59.7%	36.0%		4.3%
Level 3 as a percentage of total assets						0.7%

The fair value of investments, derivatives, and other assets and liabilities are disclosed in Note 3, Note 4, Note 5, and Note 11, respectively.

During the nine months ended March 27, 2011, the Company measured at fair value the assets and liabilities acquired in the acquisition of CHiL Semiconductor Corporation and the acquisition of tangible personal and intellectual property of a privately held domestic corporation as described in Note 3 on a nonrecurring basis using significant unobservable inputs or Level 3 inputs.  In addition, the Company purchased the intellectual property, including patent and patent rights, as well as 25.0 million shares of preferred stock, from another privately held domestic company and measured the fair value of these assets on a nonrecurring basis as described in Note 8 using significant unobservable inputs, or Level 3 inputs.

During the nine months ended March 27, 2011, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.

As of March 27, 2011, the Company’s investments fair value using Level 2 inputs included commercial paper, corporate bonds and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm based on the market approach.  The Company also fair values its foreign currency forward contracts and swap contract using Level 2 inputs and a market valuation approach.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Level 3 Valuation Techniques

The following table provides a reconciliation of the beginning and ending balances of financial assets and liabilities measured at fair value on a recurring basis that used significant unobservable inputs, or Level 3 inputs, in the valuation of these financial assets for the three months ended March 27, 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at December 26, 2010	$ ―	$1,845	$14,232	$16,077
Total gains or (losses) (realized or unrealized):
Included in earnings	(400)	320	2,230	2,550
Included in other comprehensive income	―	―	(1,534)	(1,534)
Purchases, maturities, and sales:
Purchases	―	―	—	—
Maturities/prepayments	―	―	(705)	(705)
Sales	―	―	(4,875)	(4,875)
Transfers into level 3	―	―	―	―
Transfers out of level 3	—	—	—	—
Ending balance at March 27, 2011	$(400)	$2,165	$9,348	$11,513

At the beginning of the second quarter of fiscal year 2011, equity investments in a private domestic company were transferred out of Level 3 securities.  These equity investments, after their initial valuation, have been accounted for on the cost method as they do not have readily determinable fair values.

The following table provides a reconciliation of the beginning and ending balances of financial assets measured at fair value on a recurring basis that used significant unobservable inputs, or Level 3 inputs, in the valuation of these financial assets for the nine months ended March 27, 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at June 27, 2010	$ ―	$2,121	$23,337	$25,458
Total gains or (losses) (realized or unrealized):
Included in earnings	(400)	44	6,251	6,295
Included in other comprehensive income	―	—	(2,574)	(2,574)
Purchases, maturities, and sales:
Purchases	―	―	1,500	1,500
Maturities/prepayments	―	―	(3,280)	(3,280)
Sales	―	―	(14,382)	(14,382)
Transfers into level 3	―	―	―	―
Transfers out of level 3	—	—	(1,504)	(1,504)
Ending balance at March 27, 2011	$(400)	$2,165	$9,348	$11,513

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs.  These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment and a liability for an acquisition-related contingent consideration arrangement. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At March 27, 2011, these securities were valued primarily using independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and the amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at March 27, 2011.

Gains and losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings consist of mark-to-market adjustments for derivatives and other-than-temporary impairments on investments.  These gains and losses are included in other (income) expense, net.  Realized gains or losses on the sale of securities are included in interest income.

Adoption of New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASC update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.”  This amendment establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.  The Company adopted ASC update No. 2009-13 as of the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

New Accounting Standards

In December 2010, the FASB issued ASC update No. 2010-28, “Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force.”  This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests.  The Company does not believe that adoption of this update will have a material impact on its financial statements.  This update is effective for fiscal periods beginning after December 15, 2010.

In December 2010, the FASB issued ASC update No. 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force.”  This amendment clarifies the periods for which pro forma financial information is presented.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The Company does not believe that adoption of this update will have a material impact on its financial statements.  This update is effective for fiscal periods beginning after December 15, 2010.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Change in Accounting Estimate

Effective December 27, 2010, the Company changed its depreciation method for certain fabrication equipment from the units-of-production method to the straight-line method.  The Company considers this change of depreciation method a change in accounting estimate affected by a change in accounting principle.  This change in estimate is accounted for prospectively as of the beginning of the third quarter of fiscal year 2011.  While the Company believes the units-of-production method, as a function of usage, reasonably reflects the matching of costs and revenues, it requires considerable effort to monitor and track the usage of certain fabrication equipment consistently across all fabrication facilities.  The Company believes the straight-line method of depreciation represents a better estimate of the use of the equipment over its productive life and better reflects the pattern of economic consumption.  Additionally, the Company believes the new practice is consistent with the predominant industry practice.

The effects of the change described above to income from continuing operations, net income, and earnings per share was immaterial for the quarter and nine months ended March 27, 2011.

3. Business Acquisitions

CHiL Semiconductor Corporation

On February 24, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among International Rectifier Corporation, a Delaware corporation, Cancun Merger Corp., a Delaware corporation (“Cancun”) and wholly-owned subsidiary of the Company, and CHiL Semiconductor Corporation, a Delaware corporation (“CHiL”) (collectively, the “Merger”).  Pursuant to the Merger and related documents, the Company agreed to acquire CHiL for $75 million in cash subject to a working capital adjustment by means of a merger of Cancun with and into CHiL, with CHiL becoming a wholly-owned subsidiary of the Company. The Merger was closed on March 7, 2011.

CHiL designs, develops and markets intelligent mixed-signal products using digital power techniques.  The results of CHiL are included in the Company’s Enterprise Power (“EP”) business segment.

The acquisition of CHiL has been accounted for as a business combination and has been included in the Company’s results of operations from March 7, 2011, the date the Merger was closed.  CHiL contributed revenue of $0.4 million and a net loss of $0.7 million to the Company’s results for the period from acquisition through March 27, 2011.

The total estimated consideration as shown in the table below is allocated to CHiL’s tangible and intangible assets and liabilities based on their preliminary estimated fair value as of the date of the completion of the transaction, March 7, 2011.  The preliminary estimated consideration is allocated as follows (in thousands):
Estimated Fair Value
Fair value of consideration transferred:

Cash consideration to CHiL shareholders, net of cash acquired	$73,440

Preliminary allocation of consideration:

Inventory valuation adjustment	$400
Property, plant, and equipment	207
Deferred tax asset	9,964
In-process research and development	100
Intangible assets	26,100
Goodwill	46,725
Net working capital	564
Deferred tax liability	(10,460)
Other liabilities	(160)
Total purchase price	$73,440

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions (Continued)

Pursuant to the Merger Agreement, $11.3 million of the cash consideration was placed in an indemnification escrow account.  Subject to deductions for certain claims, net working capital adjustments and the settlement of pre-closing tax liabilities, the escrow cash will be released and distributed to the former CHiL shareholders one year after the acquisition closing date.  Pursuant to the Merger Agreement, to the extent funds remain in the escrow following satisfaction of the Company’s claims, funds would be used by the Company to pay bonuses of up to $0.8 million to certain CHiL employees if the employees remain employed by the Company in good standing one year after the acquisition closing date.  These retention bonuses will be recorded as compensation expense over the service period.  Any portion of the $0.8 million not paid as retention bonus will be distributed to the former CHiL shareholders.

The purchase price allocation for the CHiL acquisition is preliminary and there may be changes to the purchase price allocation based upon new information determined during the measurement period, including without limitation a net working capital adjustment.  The final purchase price allocation may materially change the allocation of the purchase price, which could materially affect the fair values assigned to the assets and liabilities.

Identifiable acquisition-related intangible assets and their estimated useful lives are as follows (in thousands):

	Asset Amount	Weighted Average Useful Life
Completed technology	$19,400	5 years
Customer lists	5,400	6 years
Other intangible assets	1,300	2-3 years
Total acquisition-related intangible assets	$26,100

The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis utilizing the “income” approach and are Level 3 measurements as described in Note 1. This approach is based on a probability weighted forecast of revenues and cash expenses associated with the respective intangible assets.  The net cash flows attributable to the identified intangible assets were discounted to their present value using a rate determined by the Company based on its evaluation of the risks related to the cash flows.

The useful lives of the completed technology rights are based on the number of years for which these technologies are expected to provide cash inflows.  The useful life of the customer lists is based on historical patterns, the customer’s industry and the potential for growth in the customer base.  The useful life of the trade name was based on the period for which the trade name will provide a benefit to the Company and the useful life of the non-compete agreement was based on the estimated period of utility of the agreement.

The preliminary allocation of the purchase price resulted in the Company recognizing $46.7 million of goodwill in the EP business segment related to the acquisition.  The goodwill is not deductible for tax purposes.  The factors that contributed to the recognition of goodwill for this acquisition include the expansion of the Company’s product offerings in the EP segment to include digital solutions, the Company’s expectation that the acquisition will improve the cost structure and efficiencies of the CHiL operations and the premium paid for the acquisition of CHiL.

Transaction costs related to the acquisition of CHiL were immaterial.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions (Continued)

Technology Acquisition

On February 3, 2011, the Company entered into a Purchase and Sale Agreement (“the Agreement”) with a privately held domestic corporation, and its shareholders, to acquire tangible personal property and intellectual property for $2.5 million in cash plus semiannual payments of $0.4 million for a period of three years and additional amounts contingent upon the achievement of certain financial and other operating results.  The semiannual payments are contingent upon the continued employment of the shareholders to be employed by the Company and will be expensed as compensation expense as incurred.  Any portion of the semi-annual payments not paid to the shareholders will be retained by the Company.  The seller was a development stage enterprise engaged in the development of power management technology solutions.

The acquisition of tangible personal property and intellectual property has been accounted for as a business combination (the “Technology Acquisition”) and is included in the Company’s results of operations from February 3, 2011, the date the Technology Acquisition closed.  The revenues and expenses for the Technology Acquisition during this period were immaterial.  The results of the Technology Acquisition are included in the Company’s Energy-Saving Products (“ESP”) segment.

The total estimated consideration for the Technology Acquisition as shown in the table below is allocated to the tangible and intangible assets and liabilities based on their estimated fair value as of the date of the completion of the transaction, February 3, 2011.  The preliminary estimated consideration is allocated as follows:

Estimated Fair Value
Fair value of consideration transferred:

Cash consideration to the Technology Acquisition shareholders	$2,500
Contingent consideration	400
Total consideration transferred	$2,900

Preliminary allocation of consideration:

Intangible assets	$2,867
Long-term deferred tax asset	150
Other assets	33
Long-term deferred tax liability	(150)
Net assets acquired	$2,900

The purchase price allocation for the Technology Acquisition is preliminary and there may be changes to the purchase price allocation based upon new information determined during the measurement period.  The final purchase price allocation may materially change the allocation of the purchase price, which could materially affect the fair values assigned to the assets and liabilities.  Acquisition costs were not material.

The contingent consideration arrangement requires the Company to pay additional consideration to the shareholders of the seller in the Technology Acquisition based on a percentage of cumulative pro forma earnings net of cumulative losses.  The fair value of the contingent consideration was estimated using a probability weighted discounted cash flow model and is a Level 3 measurement as described in Note 1.  The key assumptions in applying the income approach were a discount rate of 46.0 percent and estimated net cash flows from operations.

The Company identified one type of intangible asset acquired in the transaction, completed technology rights.  The fair value of the completed technology was estimated utilizing a discounted cash flow analysis using the “income” approach, a Level 3 measurement, which estimates the fair value of the asset based on a discounted cash flow approach.  The completed technology has an estimated fair value of $2.9 million and will be amortized on a straight-line basis over the estimated useful life of the technology of 5 years.  The useful lives of the completed technology rights are based on the number of years for which cash flows have been projected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Business Acquisitions (Continued)

Pro Forma Information

The results of operations for CHiL and the Technology Acquisition have been included in the Company’s unaudited condensed consolidated statement of operations since the consummation of the acquisitions on March 7, 2011 and February 3, 2011, respectively.  The following unaudited pro forma financial information presents the combined results as if the acquisitions had occurred at the beginning of the current and prior fiscal year reporting periods (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010

Combined revenue	$297,762	$242,186	$863,001	$632,040
Combined earnings	46,319	35,311	115,430	38,236
Earnings per share-basic	$0.65	$0.50	$1.63	$0.53
Earnings per share-diluted	$0.65	$0.49	$1.61	$0.53

    These amounts have been calculated after adjusting the results of CHiL and the Technology Acquisition to include the additional amortization expense that would have been charged assuming the fair value adjustments to intangible assets had been applied as of the beginning of the fiscal years 2011 and 2010.

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

Available-for-sale securities as of March 27, 2011 are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$13,660	$59	$(1)	$58	$13,718
U.S. government and agency obligations	170,521	218	(11)	207	170,728
Total short-term investments	$184,181	$277	$(12)	$265	$184,446
Long-Term Investments:
Corporate debt	$3,043	$10	$—	$10	$3,053
U.S. government and agency obligations	21,047	18	(1)	17	21,064
Mortgage-backed securities	3,903	1,726	—	1,726	5,629
Asset-backed securities	2,799	920	—	920	3,719
Total long-term investments	$30,792	$2,674	$(1)	$2,673	$33,465

Equity securities	$13,445	$7,180	$—	$7,180	$20,625

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
The Company holds as strategic investments the common stock of three publicly traded foreign companies and the common stock and preferred stock of a privately held domestic company. The common stock and preferred stock of the privately held domestic company are carried at cost of $1.5 million in other assets.  In addition, the Company has a note payable from a privately held company which it carries at cost of $0.4 million.  These investments are carried at cost as the Company has determined that it is not practicable to estimate the fair value of these investments given that the issuers are start-up companies whose securities are not publicly traded.  As of March 27, 2011, there have been no developments which would indicate the value of these investments has been impaired.  The common stock of the three publicly traded foreign companies are shown as “Equity Securities” in the table above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the shares to the issuer at the price the shares were issued to the Company as adjusted for dividends received.  The put option became effective September 1, 2009 and is reported at fair value.  As of March 27, 2011, the fair value of the option was $2.2 million, with changes in fair value recorded in other income/expense (See Note 5, “Derivative Financial Instruments”).  The Company received $0.1 million in dividend income from these equity investments during the three and nine months ended March 27, 2011, and $0.1 million for the three and nine months ended March 28, 2010, respectively.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. The impairment evaluation considers numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written-down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the three months ended March 27, 2011 and March 28, 2010 were $0.4 million and $0.1 million, respectively, and for the nine months ended March 27, 2011, and March 28, 2010 were $0.9 million and $2.1 million, respectively.  There was no other-than-temporary impairments during the three months ended March 27, 2011.

The Company determined that two of its investments in common stock were other-than-temporarily impaired, one during the first quarter and one during the third quarter of fiscal year 2011. As a result of determining these investments in common stock were other-than-temporarily impaired the Company recorded impairment charges of $0.5 million and $0.4 million during the first and third quarters of fiscal year 2011, respectively.  During the three and nine months ended March 28, 2010, the Company recorded impairment charges of $0.1 million and $0.9 million related to its investment in mortgage-back securities and asset-backed securities, respectively, and $1.2 million related to an equity investment.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter end (in thousands):

	Securities held in a loss position for less than 12 months at March 27, 2011		Securities held in a loss position for 12 months or more at March 27, 2011				Total in a loss position at March 27, 2011
	Market Value	Gross Unrealized Losses	Market Value		Gross Unrealized Losses		Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$26,944	$(13)	$	―	$	―	$26,944	$(13)
Total	$26,944	$(13)		$—		$—	$26,944	$(13)

	Securities held in a loss position for less than 12 months at June 27, 2010		Securities held in a loss position for 12 months or more at June 27, 2010		Total in a loss position at June 27, 2010
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$27,245	$(7)	$—	$—	$27,245	$(7)
Total	$27,245	$(7)	$—	$—	$27,245	$(7)

The amortized cost and estimated fair value of investments at March 27, 2011, by contractual maturity, are as follows (in thousands):

Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$184,181	$184,446
Due in 1-2 years	24,090	24,116
Due in 2-5 years	13	14
Due after 5 years	6,689	9,335
Total investments	$214,973	$217,911

(1)	Contractual maturity for asset-backed and mortgage-backed securities was based on initial contractual maturity dates.

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates indicated in the table above.

Gross realized gains and (losses) were $2.3 million and $0, respectively, for the three months ended March 27, 2011, and $6.3 million and $0, respectively, for the nine months ended March 27, 2011.  Gross realized gains and (losses) were $1.5 million and $0, respectively, for the three months ended March 28, 2010, and $5.4 million and $0, respectively, for the nine months ended March 28, 2010.  The cost of marketable securities sold was determined using the first-in, first-out method.

For the three and nine months ended March 27, 2011, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $1.5 million and $3.5 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Investments (Continued)

Fair Value of Investments

The following table presents the balances of investments measured at fair value on a recurring basis, including cash equivalents, as of March 27, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$191,792	$134,245	$57,547	$—
Corporate debt	16,771	—	16,771	—
Mortgage-backed securities	5,629	—	—	5,629
Asset-backed securities	3,719	—	—	3,719
Equity securities	20,625	20,625	—	—
Total securities at fair value	$238,536	$154,870	$74,318	$9,348

5. Derivative Financial Instruments

 The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate these risks, and as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analysis.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  As of March 27, 2011 and June 27, 2010, the Company had currency forward contracts and a foreign currency swap contract which were not designated as accounting hedges.  In addition, at March 27, 2011, the Company held a put option on the shares of one of the Company’s strategic investments and a call option on the equity of a private domestic company (See Note 4, “Investments”).  The private domestic company is a development stage entity and, as such, the Company is unable to fair value the call option at this time.

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

The Company had no outstanding interest rate derivatives as of March 27, 2011.

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

5. Derivative Financial Instruments (Continued)

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

The Company had approximately $80.6 million in notional amounts of forward contracts not designated as accounting hedges outstanding at March 27, 2011.  The net realized and unrealized foreign currency gains(losses) related to forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $(5.7) million and $(4.5) million and $(0.7) million and $(1.5) million for the three and nine months ended March 27, 2011, and March 28, 2010, respectively.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the preceding analysis.

At March 27, 2011, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets March 27, 2011		Derivative Liabilities March 27, 2011
Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Put option	Other assets	$2,165
Currency forward contracts	Prepaid expenses and other receivables	―	Other accrued expenses	$612
Foreign currency swap contracts	Other assets	(35)	Other accrued expenses	―
Total		$2,130		$612

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Derivative Financial Instruments (Continued)

The gains or (losses) recognized in earnings during the three months ended March 27, 2011 were (in thousands):
Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Put option	Other expense	$320
Currency forward contracts	Other expense	(5,699)
Foreign currency swap contract	Other expense	(86)
Total		$(5,465)

The gains or (losses) recognized in earnings during the nine months ended March 27, 2011 were (in thousands):
Derivatives Not Designated as Hedging Instruments Under FASB ASC 850-10	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives

Put option	Other expense	$44
Currency forward contracts	Other expense	(4,538)
Foreign currency swap contract	Other expense	(123)
Total		$(4,617)

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of March 27, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$2,165	$—	$—	$2,165
Foreign currency derivatives:
Liabilities	(647)	—	(647)	—
Total derivative instruments at fair value	$1,518	$—	$(647)	$2,165

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Supplemental Cash Flow Disclosures

Components of the changes in operating assets and liabilities for the nine months ended March 27, 2011 and March 28, 2010 were comprised of the following (in thousands):

	March 27, 2011	March 28, 2010
Trade accounts receivable	$(28,531)	$(49,578)
Inventories	(74,497)	(13,101)
Prepaid expenses and other receivables	(2,423)	(11,838)
Accounts payable	3,575	19,364
Accrued salaries, wages and commissions	8,178	4,885
Deferred compensation	997	(130)
Accrued income taxes payable	(7,168)	(21,679)
Other accrued expenses	7,653	(37,547)
Changes in operating assets and liabilities	$(92,216)	$(109,624)

    Supplemental disclosures of cash flow information (in thousands):

	Nine Months Ended
	March 27, 2011	March 28, 2010
Non-cash investing activities:
Increase (decrease) in liabilities accrued for property, plant and equipment purchases	$3,162	$2,533

7. Inventories

Inventories at March 27, 2011 and June 27, 2010 were comprised of the following (in thousands):

	March 27, 2011	June 27, 2010
Raw materials	$59,507	$40,805
Work-in-process	107,283	77,233
Finished goods	73,858	52,130
Total inventories	$240,648	$170,168

8. Goodwill and Acquisition-Related Intangible Assets

On July 30, 2010 we acquired certain intellectual property, including patent and patent rights, as well as 25.0 million shares of preferred stock, from a privately held domestic company for a total of $9.0 million. Of the $9.0 million, $7.5 million was allocated to the intellectual property and $1.5 million was allocated to the preferred stock. The allocation was based upon the estimated fair value of the intellectual property and preferred stock as of the acquisition date. The estimated fair values of the acquired patents and patent rights were determined based upon discounted after-tax cash flows adjusted for the probabilities of successful development and commercialization of the related technology. The $7.5 million allocated to the patents and patent rights will be amortized on a straight-line basis over the estimated life of the patents of 11 years. At March 27, 2011 and June 27, 2010, acquisition-related intangible assets included the following (in thousands):

		March 27, 2011
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$51,946	$(26,554)	$25,392
Customer lists	5 - 12	10,730	(5,189)	5,541
Intellectual property and other	2 - 15	16,763	(7,939)	8,824
Total acquisition-related intangible assets		$79,439	$(39,682)	$39,757

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Goodwill and Acquisition-Related Intangible Assets (Continued)

		June 27, 2010
	Amortization Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(23,379)	$6,300
Customer lists	5 - 12	5,330	(4,858)	472
Intellectual property and other	5 - 15	7,963	(7,289)	674
Total acquisition-related intangible assets		$42,972	$(35,526)	$7,446

As of March 27, 2011, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2011 and the four succeeding fiscal years (in thousands):

Fiscal Year	Estimated Amortization Expense
2011	$2,686
2012	8,335
2013	6,683
2014	6,450
2015 and thereafter	15,603
Total	$39,757

Goodwill

The Company evaluates the carrying value of goodwill and other intangible assets annually during the fourth quarter of each fiscal year and more frequently if it believes indicators of impairment exist.  In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.  The Company identifies reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  In the first step of the impairment test, the Company estimates the fair value of the reporting unit.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company performs the second step which compares the implied fair value of the reporting unit with the carrying amount of the reporting unit and writes down the carrying amount of the goodwill to the implied fair value.

The carrying amounts of goodwill by ongoing business segment as of March 27, 2011 and June 27, 2010 are as follows (in thousands):

Business Segments:	March 27, 2011	June 27, 2010
Power Management Devices	$—	$—
Energy-Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	69,531	22,806
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$121,680	$74,955

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Bank Loans and Long-Term Debt

At March 27, 2011, the Company had $1.6 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

10. Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	March 27, 2011	June 27, 2010
Sales returns	$31,604	$27,306
Accrued accounting and legal costs	10,259	10,855
Deferred revenue	15,275	10,200
Accrued employee benefits	3,700	3,422
Accrued divestiture liability	51	295
Accrued warranty	2,564	2,293
Accrued utilities	1,701	1,483
Accrued repurchase obligation	3,893	3,518
Accrued sales and other taxes	5,470	2,329
Accrued enterprise resource planning system costs	3,172	176
Severance liability	597	4,249
Other	11,107	9,133
Total other accrued expenses	$89,393	$75,259

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

The following table details the changes in the Company’s warranty reserve for the nine months ended March 27, 2011, which is included in other accrued expenses (in thousands):

Accrued warranty, June 27, 2010	$2,293
Accruals for warranties issued during the period	1,264
Changes in estimates related to pre-existing warranties	1,145
Warranty claim settlements	(2,138)
Accrued warranty, March 27, 2011	$2,564

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):

	March 27, 2011	June 27, 2010
Income taxes payable	$16,941	$18,825
Divested entities’ tax obligations	4,165	5,523
Deferred compensation	9,184	7,357
Other	3,351	2,799
Total other long-term liabilities	$33,641	$34,504

Fair Value of Long-term Liabilities

The following table presents the long-term liabilities and the related assets measured at fair value on a recurring basis as of March 27, 2011 (in thousands):

Long-term Liabilities	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan	$7,517	$7,517	$	―	$	―
Assets of employee deferred compensation plan (reported in other assets)	8,018	8,018		―		―

12. Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards.   Such shares are subject to registration under applicable securities laws, including pursuant to the rules and regulations promulgated by the Securities and Exchange Commission, unless an applicable exemption applies.

During the nine months ended March 27, 2011, the Company granted an aggregate of 30,000 stock options to Company employees under its Amended and Restated 2000 Incentive Plan (the “2000 Plan”).  Subject to the terms and conditions of the 2000 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activities for the nine months ended March 27, 2011 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 27, 2010	5,785	$27.88	—	$13,946
Granted	30	$23.13	$6.61	—
Exercised	(702)	$14.59	—	$9,631
Expired or forfeited	(1,665)	$42.61	—	—
Outstanding, March 27, 2011	3,448	$23.44	—	$37,924

For the nine months ended March 27, 2011 and March 28, 2010, the Company received $10.2 million and $4.5 million, respectively, from the exercise of stock options.   The tax benefit realized for the tax deductions from stock options exercised was $1.0 million and $0 for the nine months ended March 27, 2011 and March 28, 2010, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

During the nine months ended March 27, 2011, the Company granted awards of 311,212 units of restricted stock units (“RSUs”) with performance based vesting criteria to certain executive officers and key employees pursuant to the 2000 Plan.  The awards were valued at the market price of the underlying share of the Company’s common stock on the date of grant.  Any vesting of such awards would take place upon the achievement of certain performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  The performance goals for the awards vary depending on the executive officer or key employee, and must be achieved generally on or before the end of the Company’s fiscal year 2012 for the awards to vest, although some of the awards provide for achievement of performance goals on or before earlier dates.  For the nine months ended March 27, 2011, the Company determined the achievement of certain of the performance goals was probable within the time established for the awards and, accordingly, the Company recorded $1.3 million in expense related to these awards.

In addition to the performance based RSUs, during the nine months ended March 27, 2011, the Company granted 502,095 RSUs to employees, and 34,335 RSUs to members of the Board of Directors, in each case under the 2000 Plan, and which awards provided for vesting over a period of service, subject to the terms and conditions of the 2000 Plan and applicable award documentation.  For the awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The awards made to members of the Board of Directors were made as part of the Board’s annual director compensation program, under which the vesting of awards takes place on the first anniversary of the date of grant.

The following table summarizes the RSU activities, including those with performance based vesting criteria, for the nine months ended March 27, 2011 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 27, 2010	452	$18.49	$9,113
Granted	848	$19.27	—
Vested	(265)	$27.32	$7,254
Forfeited	(28)	—	—
Outstanding, March 27, 2011	1,007	$19.08	$32,418

The Company's stock based compensation plans and award documentation permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the nine months ended March 27, 2011, the Company withheld RSUs representing 98,269 underlying shares to fund grantees’ income tax obligations.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs (including RSUs with performance-based vesting criteria) at March 27, 2011 and June 27, 2010 is as follows (in thousands):
	As of
	March 27, 2011	June 27, 2010
Outstanding options exercisable	1,993	3,719
Options and RSUs available for grant	2,443	3,291
Total reserved common stock shares for stock option plans	6,898	9,528

For the three months and nine months ended March 27, 2011 and March 28, 2010, stock-based compensation expense associated with the Company’s stock options and RSUs (including RSUs with performance-based vesting criteria) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Selling, general and administrative expense	$1,812	$2,186	$6,810	$5,648
Research and development expense	864	421	2,393	1,240
Cost of sales	677	489	2,175	1,338
Total stock-based compensation expense	$3,353	$3,096	$11,378	$8,226

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation (Continued)

Certain of the Company’s RSU and option award agreements provide for the vesting of one or more installments upon the satisfaction of certain conditions, among them certain conditions for an awardees’ retirement from service from the Company.  For the nine months ended March 27, 2011, the Company recorded an aggregate of $0.8 million for awardees determined to be potentially eligible for retirement under applicable award agreements and such amount is included in the total selling, general and administrative, research and development, and cost of sales expense lines above.

The total unrecognized compensation expense for outstanding stock options and RSUs was $16.0 million as of March 27, 2011.  The unrecognized compensation expense for the outstanding stock options and RSUs will generally be recognized over three years, except for the performance-based RSUs, and one stock option award and one RSU award made to the Chief Executive Officer (the “CEO”).  The compensation expense for the CEO’s stock options is being recognized over 5 years.  The remaining unrecognized compensation expense as of March 27, 2011 for the CEO’s grants will be recognized over the weighted average period of 1.3 years. The unrecognized compensation expense for the outstanding performance based RSUs will be recognized when it is determined that it is probable the goals will be achieved or upon achievement of the goals, whichever event occurs first.

The fair value of the Company stock options issued during the nine months ended March 27, 2011 and March 28, 2010, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 27, 2011	March 28, 2010
Expected life	3.5 years	3.5 years
Risk free interest rate	0.8%	1.4%
Volatility	38.6%	39.0%
Dividend yield	0.0%	0.0%

13. Asset Impairment, Restructuring and Other Charges (Recoveries)

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

The following table summarizes restructuring charges incurred during the three and nine months ended March 27, 2011, and March 28, 2010 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$(3,489)	$117	$(3,426)	$159
Other charges	—	—	67	95
Total asset impairment, restructuring and other charges (recoveries)	$(3,489)	$117	$(3,359)	$254

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

 In addition to the amounts in the table above, $0.1 million and $0.1 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the three and nine months ended March 27, 2011, respectively, and $0.1 million and $0.8 million were recorded in the prior year comparable periods, respectively, related to the restructuring initiatives.  The Company also incurred approximately $0.2 million of costs to relocate and install equipment for the nine months ended March 27, 2011, and $0.2 million and $2.1 million were recorded in the three and nine months ended March 28, 2010, respectively.  No relocation costs were incurred during the three months ended March 27, 2011.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the Company's restructuring related accruals for the nine months ended March 27, 2011, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 27, 2010	$4,896
Reversed during the period and credited to asset impairment, restructuring and other charges (recoveries)	(3,426)
Accrued during the period and charged to operating expenses	139
Accrued severance and workforce reduction costs, March 27, 2011	$1,609

The following tables summarize the total asset impairment, restructuring and other charges (recoveries) by initiative for the three and nine months ended March 27, 2011, and March 28, 2010 (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Research and Development Facility Closure Initiative	PCS Divestiture (Recoveries)	Total
For the three months ended March 28, 2010 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$145	$(47)	$19	$117
For the three months ended March 28, 2010, total asset impairment, restructuring and other charges (recoveries)	$145	$(47)	$19	$117
For the three months ended March 27, 2011 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$(3,489)	$—	$—	$(3,489)
For the three months ended March 27, 2011, total asset impairment, restructuring and other charges (recoveries)	$(3,489)	$—	$—	$(3,489)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

	El Segundo Fabrication Facility Closure Initiative	Research and Development Facility Closure Initiative	PCS Divestiture (Recoveries)	Total
For the nine months ended March 28, 2010 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$323	$(47)	$(117)	$159
Other charges	—	95	—	95
For the nine months ended March 28, 2010, total asset impairment, restructuring and other charges (recoveries)	$323	$48	$(117)	$254

For the nine months ended March 27, 2011, reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$(3,426)	$—	$—	$(3,426)
Other charges	—	67	—	67
For the nine months ended March 27, 2011, total asset impairment, restructuring and other charges (recoveries)	$(3,426)	$67	$—	$(3,359)

El Segundo Fabrication Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with an estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of these costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs are being charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs and $3.9 million of other charges for this initiative. Due to continued higher demand than at the time the plan was adopted, the Company has suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative the Company is unable to determine when or if previously accrued severance costs will be paid and, as a result, has recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for these previously accrued severance costs.

Cash payments for this initiative were approximately $0.3 million during the first nine months of fiscal year 2011.  The Company is currently unable to estimate future cash payments for this initiative.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England research and development facility and its El Segundo, California research and development fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  The Company has completed the closure of the Oxted, England facility, and intends to sell the property.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

The Company intends to complete the shutdown of and exit from the El Segundo, California research and development fabrication facility in conjunction with shutting down the adjacent El Segundo, California fabrication facility.  This building is no longer used as a research and development fabrication facility.  It is now used only as an R&D test and office facility. As previously noted, the initiative to close the El Segundo, California fabrication facility has been suspended for the foreseeable future, and the final shutdown and exit from the El Segundo, California research and development fabrication facility will likely not be done until that time.  Through fiscal year 2010, the Company incurred approximately $7.4 million of the total estimated costs under this initiative. Cash payments for this initiative were approximately $0.1 million during the nine months of fiscal year 2011.

14. Segment Information

The Company reports in six segments which correspond to the way the Company manages its business and interacts with customers. These reportable segments, which correspond to operating segments include:

Power Management Devices (“PMD”) - The PMD segment targets power supply, data processing, and industrial and commercial battery-powered applications with the Company’s discrete power MOSFETs.

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

Enterprise Power (“EP”) -The EP segment targets data center applications as well as notebooks, graphics cards, gaming consoles and other computing and consumer applications with the Company’s LVICs (including Digital Controllers, XPhase®, SupIRBuck™, iPOWIR and PowIRstages™) and low-voltage DirectFET® Power MOSFETs.

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

Intellectual Property (“IP”) -The IP segment includes revenues from the sale of the Company's technologies and manufacturing process know-how, in addition to the operating results of the Company's patent licensing and settlements of claims brought against third parties.  With the expiration of the Company's broadest MOSFET patents, most of its IP segment revenue ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arrangements that it believes are consistent with its business strategy.

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

14. Segment Information (Continued)

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

The Company’s “customer segments” includes PMD, ESP, AP, EP and HiRel reporting segments.

For the three and nine months ended March 27, 2011 and March 28, 2010, revenue and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended March 27, 2011			Three Months Ended March 28, 2010
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$104,133	35.1%	29.7%	$95,021	39.3%	21.1%
Energy-Saving Products	74,337	25.1	44.6	51,992	21.5	44.7
Automotive Products	30,859	10.4	28.7	19,950	8.2	28.3
Enterprise Power	33,098	11.2	41.7	32,586	13.5	41.8
HiRel	52,497	17.7	54.6	40,163	16.6	56.2
Customer segments total	294,924	99.4	39.1	239,712	99.1	35.5
Intellectual Property	1,793	0.6	100.0	2,174	0.9	100.0
Consolidated total	$296,717	100.0%	39.5%	$241,886	100.0%	36.1%

	Nine Months Ended March 27, 2011			Nine Months Ended March 28, 2010
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$332,209	38.7%	32.1%	$236,206	37.4%	12.9%
Energy-Saving Products	197,408	23.0	44.8	130,214	20.6	39.2
Automotive Products	80,293	9.3	30.9	51,409	8.1	21.5
Enterprise Power	99,927	11.6	46.4	93,772	14.8	41.7
HiRel	143,759	16.7	52.1	112,569	17.8	52.0
Customer segments total	853,596	99.3	40.0	624,170	98.8	30.5
Intellectual Property	5,732	0.7	100.0	7,331	1.2	100.0
Consolidated total	$859,328	100.0%	40.4%	$631,501	100.0%	31.3%

15. Income Taxes

The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company determined that the valuation allowance established against its deferred tax assets in the United States (“U.S.”) during fiscal year 2009 should remain through the third quarter of fiscal year 2011 ended March 27, 2011.  The Company also determined that the valuation allowance established against its deferred tax assets in the United Kingdom (“U.K.”) during fiscal year 2009 should be partially released with the balance remaining unreleased.

During the third quarter of fiscal year 2011, the reserve for uncertain tax positions increased by $0.9 million to $46.9 million.  This increase resulted primarily from the recording of reserves for certain federal and state credits during the three months ended March 27, 2011.  If recognized, the unrecognized benefits associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $11.3 million which would reduce the Company's future effective tax rate. The reserve is expected to decrease by $0.2 million during the next 12 months.

As of March 27, 2011, the Company had accrued $2.8 million of interest and penalties related to uncertain tax positions. For the three months ended March 27, 2011, penalties and interest included in the reserves increased by $0.2 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

While it is often difficult to predict the final outcome or the timing of the resolution of any particular uncertain tax position, the Company believes its reserve for income taxes represents the most probable outcome. The Company adjusts this reserve, including the portion related to interest, in light of changing facts and circumstances.

During fiscal year 2009, the Company filed amended U.S. federal income tax returns and claimed a refund.  It was estimated that the cash refund would be $23.6 million.  Of this refund, the Company received including interest $18.9 million during fiscal year 2010, and $5.2 million during fiscal year 2011, including $0.2 million during the three months ended March 27, 2011.  The Company does not currently expect any additional refund associated with the aforementioned amended U.S. federal income tax returns.

During the three months ended September 26, 2010, the statutory tax rate in the U.K. was reduced from 28 percent to 27 percent effective April 1, 2011.  This discrete item resulted in a $0.2 million reduction in the Company’s deferred tax assets in the U.K.  In addition, as a result of the reduction in the statutory rate, the Company placed a full valuation allowance against its deferred tax assets in the U.K., reducing these assets by approximately $2.4 million.

During the third quarter of fiscal year 2011, the Company was granted certain development and expansion incentives by the Singapore Economic Development Board. As a result, the Company operates under a tax holiday in Singapore, resulting in a reduced rate on our Singaporean income.  The tax holiday commenced as of December 27, 2010 and continues through December 27, 2020, subject to the Company meeting and maintaining certain conditions, including certain employment and investment thresholds.  The Singapore tax holiday decreased the Singapore subsidiary’s deferred taxes by $0.9 million in fiscal year 2011. The benefit of the tax holiday on net income per share (diluted) was $0.01 for both the fiscal quarter and nine-months ended March 27, 2011.

During the third quarter of fiscal year 2011, the Company completed certain intercompany transactions resulting in an increase in forecasted future taxable income for the Company’s U.K. entity.  As a result of this increase in forecasted future taxable income, the Company released, as a discrete item, a $5.7 million valuation allowance against its deferred tax assets in the U.K.  In addition, the Company reduced its deferred tax assets and associated valuation allowance in the U.K. by $18.3 million based upon the Company’s expectation of taxable income for fiscal year 2011.  As a result of this reduction in deferred tax assets the Company recorded a deferred charge of $14.6 million in the U.K. which was offset by the reduction of the associated valuation allowance.

In February of 2011, the Company completed the Technology Acquisition (See Note 3, “Business Acquisitions” in the Notes to Consolidated Financial Statements).  As a result of this business acquisition, the Company recorded $0.2 million of both deferred tax assets and deferred tax liabilities.

On March 7, 2011, the Company completed its acquisition of CHiL Semiconductor Corporation (See Note 3, “Business Acquisitions” in the Notes to Consolidated Financial Statements).  As a result of this business acquisition, the Company recorded $19.8 million of deferred tax assets, a $9.8 million valuation allowance, $10.5 million of deferred tax liabilities, $0.7 million of additional goodwill, and $0.2 million of other liabilities.  The deferred tax assets acquired included federal operating losses of $31.6 million and certain other credits of $1.0 million which the Company expects to be utilizable pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code.  The Company is currently analyzing the utilization of these tax attributes for state income tax purposes.

The Company's provision for income taxes was a benefit of $3.9 million for the three months ended March 27, 2011 compared to a benefit of $20.8 million for the three months ended March 28, 2010, and was a benefit of $2.6 million for the nine months ended March 27, 2011 compared to a benefit of $47.6 million for the nine months ended March 28, 2010.  For the three months and nine months ended March 27, 2011, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of the release of the valuation allowance against deferred tax assets in the U.K., the utilization of deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.S and the U.K., lower tax rates in certain foreign jurisdictions, the release of contingent liabilities related to uncertain tax positions and the Singapore tax holiday.  For the three months and nine months ended March 28, 2010, the Company’s effective tax rate differed from the U.S. federal statutory rate of 35 percent, mainly as a result of the release of contingent liabilities related to uncertain tax positions, tax return to provision reconciliation, and prior period adjustments, which were partially offset by an increase in specific uncertain tax position reserves.

The Company operates in multiple foreign jurisdictions with lower statutory tax rates, and its operation in Singapore had the most significant impact on the effective tax rate for the presented fiscal period. In addition to the $0.9 million benefit due to the tax holidays which was treated as a discrete item for the fiscal quarter ended March 27, 2011, the Company expects to have an annual effective tax rate of 17.1 percent in Singapore for fiscal year 2011.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income Taxes (Continued)

As of June 27, 2010, U.S. income taxes have not been provided on approximately $24.2 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.  There has been a change in the Company’s position on undistributed earnings regarding the pending liquidation of a foreign subsidiary into the U.S. consolidated group. The Company has not recorded a deferred tax liability on any potential gain as the earnings and profits of the subsidiary had been recognized as U.S. income in previous periods.

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

16. Net Income per Common Share

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net income to both common shares and participating securities.  The Company’s participating securities include the Company’s unvested, outstanding RSUs.  The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 27, 2011 and March 28, 2010 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Net income	$49,485	$40,387	$126,912	$51,805
Less: Income allocated to participating securities	733	266	1,994	288
Income available to common stockholders	$48,752	$40,121	$124,918	$51,517
Earnings per common share - basic
Weighted average shares outstanding	69,854	70,850	69,869	71,093
Basic income per share	$0.70	$0.57	$1.79	$0.72
Earnings per common share - diluted
Basic weighted average shares outstanding	69,854	70,850	69,869	71,093
Effect of dilutive securities – stock options	747	326	630	281
Diluted weighted-average shares	70,601	71,176	70,499	71,374
Diluted income per share	$0.69	$0.56	$1.77	$0.72

For the three and nine months ended March 27, 2011, 1,104,918 and 1,108,418 of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for this period.  Additionally, for the three and nine months ended March 28, 2010, 3,052,698 and 3,096,198 of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for the prior period.

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

18. Litigation

The Company incorporates by reference its disclosure set forth in Note 14, “Litigation,” to its consolidated financial statements set forth in Part II, Item 8 in the Company’s 2010 Annual Report, subject to the following updates to such disclosure for events that have taken place since the filing of the 2010 Annual Report:

 International Rectifier Derivative Litigation

The Company previously reported the partial derivative lawsuit captioned Mayers v. Lidow (filed in the Superior Court of the State of California for the County of Los Angeles, case No. BC395652), wherein plaintiffs asserted derivative claims purportedly on behalf of the Company against certain of the company’s former officers and current and former directors.  As previously reported, on or about July 16, 2010, counsel for plaintiff and defendants in the Mayers action executed a stipulation of settlement.  As part of the proposed settlement (which was subject to approval by the Court), the Company agreed to implement certain corporate governance changes and the Company agreed to pay to plaintiff’s counsel $550,000 in attorneys’ fees.  In August, 2010, the Court granted preliminary approval of the proposed settlement, ordering that notice of the settlement be given to stockholders of the Company and setting a final approval hearing for October 27, 2010.  At the final approval hearing, the Court granted final approval of the settlement and allowed plaintiff’s counsel to file supplemental submissions in support of plaintiff’s request for attorney’s fees and costs (which were capped at $550,000). Subsequently, in November 2010, the court reduced plaintiff’s request for attorney’s fees and costs to about $525,000.  The settlement in the case is final.

Litigation from Vishay Proposal

The Company previously reported a purported class action lawsuit captioned Hui Zhao v. International Rectifier Corporation (filed in the Superior Court of the State of California for the County of Los Angeles, case No. BC396461), naming as defendants the Company and all of its directors purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the Board breached its fiduciary duty by rejecting an August 2008 unsolicited, non-binding proposal by Vishay Intertechnology, Inc. to acquire all outstanding shares of the Company. As previously reported, in April 2009, the Court sustained the Company’s demurrer to the amended complaint and ordered the action to be dismissed with prejudice.  In June 2009, plaintiffs in Zhao filed a notice of appeal from the final judgment of dismissal.  In March 2010, plaintiffs-appellants filed their opening brief.  In June 2010, Defendants-respondents' filed their opposition brief.  In September 2010, plaintiff-appellants filed their reply brief.  Oral argument on the appeal was held on April 27, 2011.  The Company intends to continue to vigorously defend against the appeal and against any claims asserted by plaintiffs-appellants in this action should plaintiffs-appellants prevail on appeal.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Commitments and Contingencies

In connection with the divestiture of the Company’s Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of applicable statutes of limitations, and the decrease in foreign currency translation on the underlying obligation.  In the quarter ended, March 27, 2011, a net release of $1.6 million was recorded and was primarily due to the lapse of applicable statutes of limitations.  The balance of the divested entities tax obligations is $4.2 million.

During the quarter ended March 27, 2011, the Company entered into agreements with two external foundries to secure wafer fabrication capacity.  Under these agreements the Company advanced to the foundries approximately $5.8 million on account of future purchases.  These advances were recorded in prepaid expenses and other receivables and other assets and will be credited against future purchases from the foundries to the extent the Company purchases certain minimum quantities of wafers each quarter during the next two years.  Of the $5.8 million in advances, $4.8 million is subject to provisions that require the forfeiture of the portion of the prepayment applicable to a given fiscal quarter if the Company does not purchase the minimum required amounts for that quarter. The Company will assess the recoverability of the advanced payments on a quarterly basis.

On February 3, 2011, the Company completed the Technology Acquisition.  The transaction agreement related to the Technology Acquisition includes contingent consideration payable upon the achievement of certain financial operating results.  The Company has accrued a liability of $0.4 million for the contingent consideration based upon a discounted cash flow analysis (See Note 3, “Business Acquisitions”).

20. Stock Repurchase Program

 On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. On July 20, 2010, the Company announced that its Board of Directors had authorized an additional $50.0 million for the stock repurchase program increasing the total authorized for the plan to $150.0 million.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the three and nine months ended March 27, 2011, the Company repurchased approximately 0.2 million and 1.4 million shares for approximately $7.7 million and $32.6 million, respectively, and to date the Company has purchased approximately 4.6 million shares for approximately $81.2 million under the program. As of March 27, 2011, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the March 27, 2011 and June 27, 2010 consolidated balance sheets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K, filed with the SEC on August 26, 2010 (“2010 Annual Report”).  Except for historic information contained herein, the matters addressed in this MD&A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, as amended. Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995,” in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Introduction

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months and nine months ended March 27, 2011.  The discussion includes:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources

Overview

Our revenues were $296.7 million and $241.9 million for the three months ended March 27, 2011 and March 28, 2010, respectively, and $859.3 million and $631.5 million for the nine months ended March 27, 2011 and March 28, 2010, respectively.  The strong demand for our products which we experienced during the first two quarters of fiscal year 2011 continued through the third quarter.  Revenue increased 22.7 percent for the three months ended March 27, 2011 compared to the three months ended March 28, 2010, and 36.1 percent for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010.  We currently expect revenue for the next fiscal quarter ending June 26, 2011 to be between $310 million and $320 million.

During the previous fiscal year and the first nine months of fiscal year 2011, we have taken a number of actions to respond to the increased demand including ongoing efforts to qualify external manufacturing sources and capital investments in our existing manufacturing operations. Due to a further increase in demand, we have now suspended, for the foreseeable future, our El Segundo, California fabrication facility consolidation initiative.  As a result of suspending our fabrication consolidation initiative, we released $3.5 million of accrued severance costs during the three months ended March 27, 2011.  In addition to the actions noted above, we built inventories for certain products during the second and third quarter of fiscal year 2011 in anticipation of future demand. We continue to evaluate our manufacturing capacity to attempt to address increases in demand.

 Our gross margin percentage improved by 3.4 percentage points to 39.5 percent for the three months ended March 27, 2011 compared to the prior year comparable period, and by 9.1 percentage points to 40.4 percent for the nine months ended March 27, 2011 compared to the prior year comparable period.  This improvement in the gross margin percentage for both the three and nine month periods was a result of an increase in factory utilization during the current year periods as a result of higher production volumes and an improved product mix.  We expect gross margin to be approximately 38 percent during the fourth quarter of fiscal year 2011 as we expect an increase in demand in the lower margin computing and consumer markets.

On February 3, 2011 we purchased the tangible personnel and intellectual property of a privately held domestic corporation. As a result of the business acquisition (the “Technology Acquisition”), we estimate our expenses related to research & development (“R&D”) will increase by approximately $0.6 million in the period ending June 26, 2011.  Revenue and gross margin for the Technology Acquisition will be consolidated in the Energy-Saving Products segment.

On March 7, 2011, we acquired privately held CHiL Semiconductor Corporation (“CHiL”).  Revenue and gross margin will be consolidated in the Enterprise Power segment. For the period ended March 27, 2011, the impact of this acquisition on revenue and gross margin was immaterial.  As a result of the acquisition, our R&D expenses and our selling, general and administrative (“SG&A”) expenses are expected to increase by approximately $3.0 million in the quarter ending June 26, 2011.

During the three and nine months ended March 27, 2011, our SG&A expenses increased $3.5 million and $17.6 million, respectively, compared to the prior year comparable periods, but decreased as a percentage of revenue by 2.1 and 3.1 percentage points to 15.7 and 16.5 percent of revenues, respectively. The increase in SG&A expenses for both the three and the nine month periods ended March 27, 2011 was due primarily to increases in employee performance bonuses, headcount, and costs related to the implementation of an Enterprise Resource Planning (“ERP”) system and for the nine month period only, an increase in sales commissions, freight costs, repairs and maintenance expense and stock compensation expense. For the three and the nine month periods the increases in expense were partially offset by a reduction in legal fees and other professional services costs and for the nine month period only, a reduction in employee severance costs.

During the three and nine months ended March 27, 2011, R&D expenses increased by $5.1 million and $14.1 million from the prior year comparable periods, but declined as a percentage of revenue by 0.2 and 1.4 percentage points to 10.4 percent and 10.1 percent of revenues, respectively.  The increase in R&D expense for the three and nine months ended March 27, 2011 was the result, primarily, of an increase in headcount and performance bonus expense, and for the nine month period, an increase in materials costs.

Our cash flows from operations provided $96.9 million of cash during the first nine months of fiscal year 2011 compared to a use of cash of $5.6 million for the prior year comparable period.  Our cash, cash equivalents and investments as of March 27, 2011 totaled $487.1 million (excluding restricted cash of $3.0 million) compared to $582.9 million (excluding restricted cash of $3.7 million) as of June 27, 2010. The decrease in our cash and investments was primarily the result of (i) capital expenditures of $93.7 million, (ii) the use of cash to acquire CHiL and to complete the Technology Acquisition of an aggregate of $75.9 million, (iii) the repurchase of common stock for $32.6 million, and (iv) the acquisition of certain intellectual property, including patents and patent rights, and preferred stock for $9.0 million.  These uses of cash were partially offset by cash provided by operations of $96.9 million and proceeds from the exercise of stock options of $10.2 million.

Following the devastating earthquake and tsunami in Japan in March 2011, we conducted an assessment of our operations to identify any potential material impacts to our business.  Although we do not currently have direct or indirect manufacturing operations in Japan, we have substantial sales presence in Japan, and many customers in Japan whose operations may be impacted by adverse affects on Japanese businesses.  Based on the review and assessment of our supply chain, we do not currently anticipate significant supply constraints from this matter.  Additionally, we are not currently experiencing any material impacts or significant disruptions to our customer revenues as a result of these unfortunate and tragic events.  Although we are continually monitoring the situation in Japan, it is unpredictable and can change abruptly with little or no notice.

Segment Reporting

Four of our five customer segments, namely, Power Management Devices (“PMD”), Energy-Savings Products (“ESP”), Automotive Products (“AP”) and Enterprise Power (“EP”), generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually, we also analyze performance of these segments together, separately from our other ongoing customer segment, HiRel.  For ease of reference, we refer to these four segments collectively as our “commercial segments.”  What we refer to as our “customer segments” include our PMD, ESP, AP, EP and HiRel reporting segments.

Results of Operations

Selected Operating Results

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	March 27, 2011		March 28, 2010		March 27, 2011		March 28, 2010
Revenues	$296.7	100.0%	$241.9	100.0%	$859.3	100.0%	$631.5	100.0%
Cost of sales	179.5	60.5	154.6	63.9	512.3	59.6	434.0	68.7
Gross profit	117.2	39.5	87.3	36.1	347.0	40.4	197.5	31.3
Selling, general and administrative expense	46.7	15.7	43.1	17.8	141.6	16.5	124.0	19.6
Research and development expense	30.7	10.4	25.6	10.6	86.8	10.1	72.7	11.5
Amortization of acquisition-related intangible assets	1.7	0.6	1.1	0.5	4.2	0.5	3.3	0.5
Asset impairment, restructuring and other charges (recoveries)	(3.5)	(1.2)	0.1	—	(3.4)	(0.4)	0.2	—
Operating income (loss)	41.6	14.0	17.3	7.2	117.8	13.7	(2.7)	(0.4)
Other (income) expense, net	(1.3)	(0.5)	0.3	0.1	1.7	0.2	2.1	0.3
Interest income, net	(2.7)	(0.9)	(2.6)	(1.1)	(8.3)	(1.0)	(9.0)	(1.4)
Income before income taxes	45.6	15.4	19.6	8.1	124.4	14.5	4.2	0.7
Benefit from income taxes	(3.9)	(1.3)	(20.8)	(8.6)	(2.6)	(0.3)	(47.6)	(7.5)
Net income	$49.5	16.7%	$40.4	16.7%	$126.9	14.8%	$51.8	8.2%

Revenue and Gross Margin for the Three Months Ended March 27, 2011 Compared to the Three Months Ended March 28, 2010

The following table summarizes revenue and gross margin by reportable segment for the three months ended March 27, 2011 compared to the three months ended March 28, 2010.  The amounts in the following table are in thousands:

	Three Months Ended
	March 27, 2011			March 28, 2010			Change
	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin
Power Management Devices (PMD)	$104,133	$30,935	29.7%	$95,021	$20,042	21.1%	9.6%	8.6	ppt
Energy-Savings Products (ESP)	74,337	33,120	44.6	51,992	23,245	44.7	43.0	(0.1)
Automotive Products (AP)	30,859	8,849	28.7	19,950	5,639	28.3	54.7	0.4
Enterprise Power (EP)	33,098	13,809	41.7	32,586	13,628	41.8	1.6	(0.1)
Commercial segments total	242,427	86,713	35.8	199,549	62,554	31.3	21.5	4.5
HiRel	52,497	28,677	54.6	40,163	22,582	56.2	30.7	(1.6)
Customer segments total	294,924	115,390	39.1	239,712	85,136	35.5	23.0	3.6
Intellectual Property (IP)	1,793	1,793	100.0	2,174	2,174	100.0	(17.6)	0.0
Consolidated total	$296,717	$117,183	39.5%	$241,886	$87,310	36.1%	22.7%	3.4	ppt

Revenue

For the three months ended March 27, 2011, revenue increased by $54.8 million, or 22.7 percent compared to the prior year comparable period.

For the three months ended March 27, 2011, revenue for our commercial segments increased 21.5 percent compared to the prior year comparable period with all four segments contributing to revenue growth.  Our PMD segment revenue increased 9.6 percent compared to the prior year comparable period due to a recovery in demand for our industrial product components, notebooks and other consumer related product components.  Our ESP segment revenue increased 43.0 percent compared to the prior year comparable period due to a recovery in market demand and strong sales growth in our industrial and consumer appliance related products.  Our AP segment revenue increased 54.7 percent compared to the prior year comparable period as a result of an increase in demand due to increased production within the automotive industry for both North America and Europe and the ramp-up of sales for new customer designs.  Our EP segment revenue was up 1.6 percent compared to the prior year comparable period due to an increase in demand in our high performance computing related business.

For the three months ended March 27, 2011, our HiRel segment revenue increased 30.7 percent compared to the prior year comparable period due to increased demand in HiRel’s traditional market segments, with commercial aerospace experiencing continued strong demand and with continued growth in sales to  biomedical customers.  HiRel’s other market segments either maintained or experienced modest demand growth during the quarter.

Our IP segment revenue decreased $0.4 million, or 17.6 percent, to $1.8 million. We expect our quarterly royalty revenue will be approximately $1.0 million to $2.0 million in each of the next several quarters absent the consummation of additional license agreements.

Gross Margin

Our gross margin improved by 3.4 percentage points to 39.5 percent for the three months ended March 27, 2011 compared to the prior year comparable period.  This increase in our gross margin was the result of an increase of 4.5 percentage points for our gross margin for our commercial segments taken as a whole, which was partially offset by a 1.6 percentage point reduction in gross margin from our HiRel segment.  The gross margins and comparable period comparisons for our individual segments are shown in the table on the preceding page.  The increase in our gross margin for PMD and AP was primarily due to a favorable change in the product mix towards higher margin products, and an improvement in factory utilization, as a result of higher production volumes, resulting in lower fixed costs per unit.  The increase in production volume during the quarter was the result of an increase in current demand as well as building inventories in certain products in anticipation of future demand.  The favorable change in the product mix to higher margin products was primarily in two of our commercial segments, PMD and AP.  The favorable change in our PMD segment’s product mix was due to an increase in the volume of product shipments into the industrial market.  Our AP segment’s favorable change in product mix was due to an increase in sales of our intelligent power switch products.

Our HiRel segment’s gross margin percent decreased by 1.6 percentage points to 54.6 for the three months ended March 27, 2011 compared to the prior year comparable period.  While revenues have increased across all margin levels, gross margin decreased as result of a change in the product sales mix, with volume increases in lower margin products within the HiRel segment.

Revenue and Gross Margin for the Nine Months Ended March 27, 2011 Compared to the Nine Months Ended March 28, 2010

The following table summarizes revenue and gross margin by reportable segment for the nine months ended March 27, 2011 compared to the nine months ended March 28, 2010.  The amounts in the following table are in thousands:

	Nine Months Ended
	March 27, 2011			March 28, 2010			Change
	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin	Gross Margin %	Revenue	Gross Margin
Power Management Devices (PMD)	$332,209	$106,778	32.1%	$236,206	$30,430	12.9%	40.6%	19.2	ppt
Energy-Savings Products (ESP)	197,408	88,431	44.8	130,214	51,046	39.2	51.6	5.6
Automotive Products (AP)	80,293	24,781	30.9	51,409	11,044	21.5	56.2	9.4
Enterprise Power (EP)	99,927	46,410	46.4	93,772	39,071	41.7	6.6	4.7
Commercial segments total	709,837	266,400	37.5	511,601	131,591	25.7	38.7	11.8
HiRel	143,759	74,886	52.1	112,569	58,563	52.0	27.7	0.1
Customer segments total	853,596	341,286	40.0	624,170	190,154	30.5	36.8	9.5
Intellectual Property (IP)	5,732	5,732	100.0	7,331	7,331	100.0	(21.8)	0.0
Consolidated total	$859,328	$347,018	40.4%	$631,501	$197,485	31.3%	36.1%	9.1	ppt

Revenue

For the nine months ended March 27, 2011, revenue increased by $227.8 million or 36.1 percent compared to the prior year comparable period.

Within our commercial segments, all of our segments contributed to revenue growth for the nine months ended March 27, 2011 compared to the prior year comparable period.  Our PMD segment revenue increased 40.6 percent compared to the prior year comparable period due to an increase in demand for universal power supply components and a recovery in the demand for our industrial products components.  ESP segment revenue increased 51.6 percent compared to the prior year comparable period due to a recovery in the market demand with strong sales growth for our industrial and consumer appliance related products.  Our AP segment revenue increased 56.2 percent compared to the prior year comparable period as the result of an increase in demand due to increased production within the automotive industry for both North America and Europe and the ramp-up of sales for new customer designs.  EP segment revenue increased 6.6 percent compared to the prior year comparable period due to a recovery in server demand, and a ramp up in new high performance computing and server component products.

Our HiRel segment revenue increased 27.7 percent for the nine months ended March 27, 2011 compared to the prior year comparable period due to strengthening in most of HiRel’s traditional market segments.  The space and commercial aerospace market segment has experienced a significant increase in demand, while undersea and other heavy duty applications have experienced moderate demand increases.

Gross Margin

Our gross margin improved by 9.1 percentage points to 40.4 percent for the nine months ended March 27, 2011 compared to the prior year comparable period.  This increase in our gross margin was the result of an increase of 11.8 percentage points in gross margin for our commercial segments taken as a whole.  The gross margins and comparable period comparisons for our individual segments are shown in the table on the preceding page.  The increase in our gross margin for each of our commercial segments’ was primarily due to a favorable change in the product mix towards higher margin products within our commercial segments, and improvement in factory utilization, as a result of higher production volumes, resulting in lower fixed costs per unit.  The favorable change in the product mix to higher margin products was primarily in two of our commercial segments, PMD and ESP.  The favorable change in our PMD segment’s product mix was due to an increase in the volume of product shipments into the industrial market.  Our ESP segment’s favorable change in product mix was due to an increase in sales of our appliance products.

Our HiRel segment’s gross margin percent was fairly flat at 52.1 percent on a year-over-year basis for the nine months ending March 27, 2011.

Selling, General and Administrative Expense

(Dollars in thousands)	Selling, General and Administrative Expense
	March 27, 2011	% of Revenue	March 28, 2010	% of Revenue	Change
Three months ended	$46,680	15.7%	$43,135	17.8%	(2.1) ppt
Nine months ended	$141,607	16.5%	$124,002	19.6%	(3.1) ppt

Selling, general and administrative expense was $46.7 million (15.7 percent of revenue) and $43.1 million (17.8 percent of revenue) for the three months ended March 27, 2011 and March 28, 2010, respectively. SG&A expense was $141.6 million (16.5 percent of revenue) and $124.0 million (19.6 percent of revenue) for the nine months ended March 27, 2011 and March 28, 2010, respectively.  The year-over-year increase in SG&A expense for both the three and nine month periods ending March 27, 2011 was primarily due to increases in employee performance bonuses, headcount, stock options and costs related to the implementation of an ERP system and for the nine months only, an increase in sales commissions and shipping costs driven by an increase in revenue. The increases in expense were partially offset by a reduction in legal fees and other professional services costs and for the nine months only, a reduction in employee severance costs.

During the nine months ended March 27, 2011, we granted 311,212 units of restricted stock with performance based vesting requirements to executives and certain key employees. For approximately 75 percent of these awards we recorded no expense during the first nine months of fiscal year 2011, as we were unable to determine at this time that it is probable the performance vesting requirements will be met before the performance period for the awards expire at the end of fiscal year 2012. These awards vest upon achievement of the performance requirements. If the performance requirements are met, and depending upon whether vesting was determined to be probable prior to vesting, the expense related to these awards may be recognized in one quarter or spread over two or more quarters. This expense would result in charges to cost of sales, selling, general and administrative expense, and research and development expense.

Beginning in the quarter ending June 26, 2011, our SG&A expenses will increase approximately $1.0 million per quarter due to the integration of CHiL acquired March 7, 2011.  In addition, the implementation of the ERP system noted above will enter the training phase during the quarter ending June 26, 2011, resulting in an increase in SG&A expense of approximately $1.0 million for the quarter.

Research and Development Expense

(Dollars in thousands)	Research and Development Expense
	March 27, 2011	% of Revenue	March 28, 2010	% of Revenue	Change
Three months ended	$30,733	10.4%	$25,649	10.6%	(0.2) ppt
Nine months ended	$86,837	10.1%	$72,691	11.5%	(1.4) ppt

Research and development expense was $30.7 million (10.4 percent of revenue) and $25.6 million (10.6 percent of revenue) for the three months ended March 27, 2011 and March 28, 2010, respectively, and $86.8 million (10.1 percent of revenue) and $72.7 million (11.5 percent of revenue) for the nine months ended March 27, 2011 and March 28, 2010, respectively.  The increase in R&D expense for the three and nine months ended March 27, 2011 was the result, primarily, of an increase in headcount and performance bonus expense, and for the nine month period, an increase in materials costs.

Beginning in the quarter ending June 26, 2011, our R&D expenses will increase approximately $2.6 million per quarter due to the integration of CHiL acquired March 7, 2011 and the Technology Acquisition acquired February 3, 2011.

Asset Impairment, Restructuring and Other Charges (Recoveries)
Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs initiated during fiscal years 2009 and 2008.  These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

The following table summarizes restructuring charges net of recoveries incurred during the three and nine months ended March 27, 2011, and March 28, 2010 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
Reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$(3,489)	$117	$(3,426)	$159
Other charges	—	—	67	95
Total asset impairment, restructuring and other charges (recoveries)	$(3,489)	$117	$(3,359)	$254

  In addition to the amounts in the table above, $0.1 million and $0.1 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the three and nine months ended March 27, 2011, respectively, and $0.1 million and $0.8 million were recorded for the prior year comparable periods, respectively, related to the restructuring initiatives.  We also incurred approximately $0.2 million of costs to relocate and install equipment for the nine months ended March 27, 2011, and $0.2 million and $2.1 million were recorded for the three and nine months ended March 28, 2010, respectively.  No relocation costs were incurred during the three months ended March 27, 2011.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the our restructuring related accruals for the nine months ended March 27, 2011, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 27, 2010	$4,896
Reversed during the period and credited to asset impairment, restructuring and other charges (recoveries)	(3,426)
Accrued during the period and charged to operating expenses	139
Accrued severance and workforce reduction costs, March 27, 2011	$1,609

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and nine months ended March 27, 2011, and March 28, 2010 (in thousands):

	El Segundo Fabrication Facility Closure Initiative	Research and Development Facility Closure Initiative	PCS Divestiture (Recoveries)	Total
For the three months ended March 28, 2010 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$145	$(47)	$19	$117
For the three months ended March 28, 2010, total asset impairment, restructuring and other charges	$145	$(47)	$19	$117
For the three months ended March 27, 2011 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(3,489)	$—	$—	$(3,489)
For the three months ended March 27, 2011, total asset impairment, restructuring and other charges	$(3,489)	$—	$—	$(3,489)

	El Segundo Fabrication Facility Closure Initiative	Research and Development Facility Closure Initiative	PCS Divestiture (Recoveries)	Total
For the nine months ended March 28, 2010 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$323	$(47)	$(117)	$159
Other charges	—	95	—	95
For the nine months ended March 28, 2010, total asset impairment, restructuring and other charges (recoveries)	$323	$48	$(117)	$254

For the nine months ended March 27, 2011, reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$(3,426)	$—	$—	$(3,426)
Other charges	—	67	—	67
For the nine months ended March 27, 2011, total asset impairment, restructuring and other charges (recoveries)	$(3,426)	$67	$—	$(3,359)

El Segundo Fabrication Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with an estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These charges consist of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facilities of $6.2 million.  Approximately $1.0 million of these costs relate to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs are being charged to operating expense as incurred.  The restructuring charges recorded through fiscal years 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs and $3.9 million of other charges for this initiative. Due to continued higher demand than at the time the plan was adopted, we have suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, we are unable to determine when or if previously accrued severance costs will be paid and, as a result, have recorded a credit to asset impairment, restructuring and other charges (recoveries) for approximately $3.5 million for these previously accrued severance costs.

Cash payments for this initiative were approximately $0.3 million during the first nine months of fiscal year 2011.  We are currently unable to estimate future cash payments for this initiative or future cost savings due to the suspension of this initiative.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England research and development facility and our El Segundo, California research and development fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  We have completed the closure of the Oxted, England facility, and intend to sell the property.

We intend to complete the shutdown of and exit from the El Segundo, California research and development fabrication facility in conjunction with shutting down the adjacent El Segundo, California fabrication facility.  This building is no longer used as a research and development fabrication facility.  It is now used only as an R&D test and office facility. As previously noted, the initiative to close the El Segundo, California fabrication facility has been suspended for the foreseeable future, and the final shutdown and exit from the El Segundo, California research and development fabrication facility will likely not be done until that time.  Through fiscal year 2010, we incurred approximately $7.4 million of the total estimated costs under this initiative. Cash payments for this initiative were approximately $0.1 million during the nine months of fiscal year 2011.

Other Expense

Other (income) expense includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other (income) expense, net was $(1.3) million and $1.7 million for the three and nine months ended March 27, 2011, respectively, and $0.3 million and $2.1 million for the three and nine months ended March 28, 2010, respectively.  Other income, for the three months ended March 27, 2011 included the release of $1.6 million of reserves related to an indemnification for tax liabilities for which the statue of limitations has expired which was partially offset by foreign exchange losses.  The nine months ended March 27, 2011 includes investment impairment charges of $0.9 million and foreign currency exchange losses of $2.0 million which were partially offset by the net release of $1.4 million of reserves related to an indemnification for tax liabilities for which the statue of limitations has expired.  The three and nine months ended March 28, 2010, included an investment impairment charge of $0.1 million and $2.1 million and foreign currency exchange losses of $1.2 million and $2.4 million, respectively, partially offset by a gain of $1.8 million related to a put option on an equity investment.

Interest Income and Expense

Interest income was $2.8 million and $8.7 million for the three and nine months ended March 27, 2011, respectively, compared to interest income of $2.7 million and $9.4 million for the prior year comparable periods, respectively.  Interest income for the three months ended March 27, 2011 was flat compared to the prior year comparable period as lower interest income from investments was offset by an increase in gains on disposal of investments.  The decrease in interest income for the nine months ended March 27, 2011 compared to the prior year comparable period was due primarily to lower interest rates and lower interest bearing investment balances.

Interest expense was $0.1 million and $0.4 million for the three and nine months ended March 27, 2011, respectively, compared to $0.1 million and $0.4 million for the prior year comparable periods, respectively.

Income Taxes

Our provision for income taxes was a benefit of $3.9 million for the three months ended March 27, 2011 compared to a benefit of $20.8 million for the three months ended March 28, 2010, and was a benefit of $2.6 million for the nine months ended March 27, 2011 compared to a benefit of $47.6 million for the nine months ended March 28, 2010.  For the three months and nine months ended March 27, 2011, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of the  release of a valuation allowance against deferred tax assets in the U.K., the utilization of deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.S and the U.K, lower tax rates in certain foreign jurisdictions, the release of contingent liabilities related to uncertain tax positions, and tax holidays in Singapore.  For the three months and nine months ended March 28, 2010, the effective tax rate differed from the U.S. federal statutory rate of 35 percent mainly as a result of the release of contingent liabilities related to uncertain tax positions, tax return to provision reconciliation, and prior period adjustments, which were partially offset by an increase in specific uncertain tax position reserves.

During the three months ended September 26, 2010, the statutory tax rate in the U.K. was reduced from 28 percent to 27 percent effective April 1, 2011.  This discrete item resulted in a $0.2 million reduction in our deferred tax assets in the U.K.  In addition, as a result of the reduction in the statutory rate, we placed a full valuation allowance against our deferred tax assets in the U.K., reducing these assets by approximately $2.4 million.

During the third quarter of fiscal year 2011, we were granted certain development and expansion incentives by the Singapore Economic Development Board. As a result, we operated under a tax holiday in Singapore, resulting in a reduced rate on our Singaporean income.  The tax holiday commenced as of December 27, 2010 and continues through December 27, 2020, subject to our meeting and maintaining certain conditions including certain employment and investment thresholds.  The Singapore tax holiday decreased the Singapore subsidiary’s deferred taxes by $0.9 million in fiscal year 2011. The benefit of the tax holiday on net income per share (diluted) was $0.01 for both the fiscal quarter and nine-months ended March 27, 2011.

 On March 7, 2011, we completed our acquisition of CHiL Semiconductor Corporation (See Note 3, “Business Acquisitions” in the Notes to Consolidated Financial Statements).  As a result of this business acquisition, we recorded $19.8 million of deferred tax assets, a $9.8 million valuation allowance, $10.5 million of deferred tax liabilities, $0.7 million of additional goodwill, and $0.2 million of other liabilities.  The deferred tax assets acquired included federal operating losses of $31.6 million and certain other credits of $1.0 million which we expect to be utilizable pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code.  We are currently analyzing the utilization of these tax attributes for state income tax purposes.

During the third quarter of fiscal year 2011, we completed certain intercompany transactions resulting in an increase in forecasted future taxable income for our U.K. entity.  As a result of this increase in forecasted future taxable income we released, as a discrete item, a $5.7 million valuation allowance against our deferred tax assets in the U.K.  In addition, we reduced our deferred tax assets and associated valuation allowance in the U.K. by $18.3 million based upon our expectation of taxable income for fiscal year 2011.  As a result of this reduction in deferred tax assets we recorded a deferred charge of $14.6 million in the U.K. which was offset by the associated reduction in the valuation allowance.

We believe that it is reasonable to expect that by the end of fiscal year 2011, we may release approximately $13.9 million of valuation allowance associated with California state deferred tax assets, as a result of demonstrating the likelihood of our ability to realize them in the future.  In addition, we believe that our beginning of the year valuation allowances against our U.S. deferred tax assets will be reduced by approximately $36.6 million over the course of fiscal year 2011 based on the fiscal year 2011 forecasted taxable income and credits generated in fiscal year 2011.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and cash from operations.  While we currently have no outstanding long-term debt or credit facilities, we may need to borrow funds if we are unable to generate sufficient cash from operations to meet our capital requirements.  As such, we may evaluate, from time to time, opportunities to sell debt securities or obtain credit facilities to provide additional liquidity.

As of March 27, 2011, we had $487.1 million of cash (excluding $3.0 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $95.9 million from June 27, 2010.  The decrease in our cash and investments was primarily the result of capital expenditures of $93.7 million, the use of cash for the acquisition of CHiL and the Technology Acquisition of an aggregate of $75.9 million, the repurchase of common stock for $32.6 million, and the investment in certain intellectual property, including patents and patent rights, and preferred stock for $9.0 million.  These uses of cash were partially offset by cash provided by operations of $96.9 million and proceeds from the exercise of stock options of $10.2 million.

Our investments in fixed income securities include mortgage-backed and asset-backed securities which were severely impacted by the subprime mortgage and other ensuing credit crises and the value of these securities has not recovered to pre-credit crisis levels.  We have reduced our positions in these securities to a balance of $9.3 million, at fair value, or 4.3 percent of our investments, as of March 27, 2011.  We continue to look for opportunities to reduce our positions in these securities without incurring losses when the positions are sold. Impairment charges for other-than-temporary impairments on mortgage-backed and asset-backed securities to reduce the carrying value of these securities to their fair value during the three-months ended March 27, 2011 were immaterial.

Total cash, cash equivalents, and investments were as follows (in thousands):

	As of
	March 27, 2011	June 27, 2010
Cash and cash equivalents	$269,154	$229,789
Investments	217,911	353,135
Total cash, cash equivalents, and investments	$487,065	$582,924

 We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, repurchase of stock, if any, for our common stock repurchase program and capital expenditures.  Our outlook for the fourth quarter of fiscal year 2011 is that our operating cash flow will continue to be positive.  We are projecting capital expenditures of approximately $65.0 million for the fourth quarter of fiscal year 2011.  Our capital expenditures are driven by the introduction of new process technologies, the ongoing implementation of an ERP system, and manufacturing capacity expansion in anticipation of future demand.

Cash Flows

Our cash flows were as follows (in thousands):

	Nine Months Ended
	March 27, 2011	March 28, 2010
Cash flows provided by (used in) operating activities	$96,911	$(5,647)
Cash flows used in investing activities	(41,089)	(158,102)
Cash flows used in financing activities	(19,633)	(11,911)
Effect of exchange rate changes	3,176	(1,045)
Net increase (decrease) in cash and cash equivalents	$39,365	$(176,705)

Non-cash adjustments to cash flow provided by operations during the nine months ended March 27, 2011 included $57.6 million of depreciation and amortization, $11.4 million of stock compensation expense and $7.0 million from the net change in the inventory valuation provision. Changes in operating assets and liabilities decreased operating cash flow by $92.2 million.

Cash used in investing activities during the nine months ended March 27, 2011 was primarily the result of purchases of investments for $244.0 million, capital expenditures of $93.7 million, the acquisition of CHiL and the Technology Acquisition for an aggregate of $75.9 million and the investment in certain patents and preferred shares of a privately held domestic company for $9.0 million.  These uses of cash were partially offset by proceeds from the sale and maturities of investments of $380.4 million.

 Cash used in financing activities during the nine months ended March 27, 2011 of $19.6 million was the result of the purchase of treasury stock, partially offset by proceeds from the exercise of stock options.

Working Capital

Our working capital is dependent on demand and our ability to manage accounts receivable and inventory.  Other factors which may result in changes to our working capital levels are restructuring initiatives, investment impairments and share repurchases.   Our working capital, excluding cash and cash equivalents and restricted cash at March 27, 2011 was $420.1 million.

The changes in working capital for the year-to-date period ended March 27, 2011, were as follows (in millions):

	March 27, 2011	June 27, 2010	Change
Current Assets
Cash and cash equivalents	$269,154	$229,789	$39,365
Restricted cash	1,339	1,913	(574)
Short-term investments	184,446	309,384	(124,938)
Trade accounts receivable, net	192,132	156,753	35,379
Inventories	240,648	170,168	70,480
Current deferred tax assets	1,401	2,085	(684)
Prepaid expenses and other receivables	38,098	40,243	(2,145)
Total current assets	$927,218	$910,335	$16,883
Current Liabilities
Accounts payable	$102,774	$94,646	$8,128
Accrued income taxes	3,237	5,764	(2,527)
Accrued salaries, wages and commissions	40,993	32,279	8,714
Current deferred tax liabilities	268	1,686	(1,418)
Other accrued expenses	89,393	75,259	14,134
Total current liabilities	236,665	209,634	27,031
Net working capital	$690,553	$700,701	$(10,148)

For the changes in cash and investments, please see the discussions above for sources and uses of cash and for cash flows.

The increase in net trade accounts receivable of $35.4 million reflects the sequential increase in sales during the first three quarters of fiscal year 2011.  Also, days-sales-outstanding has increased approximately 5 days from the prior year end.

Inventories increased $70.5 million as a result of a $21.7 million increase in finished goods, a $30.1 million increase in work-in-process inventory and a $18.7 million increase in raw materials.  Much of this increase was planned as we built up our raw materials, die bank and finished goods inventories in anticipation of future demand.  As a result of these increases in inventory, inventory weeks increased by approximately 4 weeks to approximately 17 weeks as compared to inventory weeks as of the end of the prior fiscal year.

The decrease in prepaid expenses and other receivables of $2.1 million was the result of the receipt of a tax refund of $4.9 million, the receipt of payment for royalties’ receivable of $6.0 million, and the amortization of prepaid insurance.   These decreases were partially offset by an increase in recoverable value added taxes of $3.4 million and an increase in receivables from foundries for materials supplied by the Company of $2.4 million and advanced payments to vendors to secure future capacity of $1.8 million.

The increase in accounts payable of $8.1 million was primarily due to purchases related to inventory offset by the timing of payments in other areas.

The increase in accrued salaries, wages and commissions of $8.7 million during the first nine months of fiscal year 2011 was due primarily to an increase in accrued incentive bonuses of $6.4 million and increases in accrued vacation pay and payroll taxes.

Other accrued expenses increased $14.1 million during the first nine months of fiscal year 2011 as a result of an increase in deferred revenue related to the timing of shipments, increases in revenue reserves due to the sequential increase in revenue, accruals for current fiscal year activity related to the implementation of an ERP system and an increase in sales and other non-income related taxes.  These increases were partially offset by a reduction in accrued severance of $3.4 million due to the suspension of the El Segundo, California fabrication facility closure initiative.

Other

During fiscal year 2009, we filed amended U.S. federal income tax returns and claimed a refund.  It was estimated that the cash refund would be $23.6 million.  Of this refund, we received including interest, $18.9 million during fiscal year 2010, and $5.2 million during fiscal year 2011 including $0.2 million during the three months ended March 27, 2011.  We do not expect any additional refund associated with the aforementioned amended U.S. federal income tax returns.

Contractual Obligations

During the three months ended March 27, 2011 we entered into agreements to secure future production capacity with two foundries.  Under these agreements we advanced a total of $5.8 million to these foundries.  These advanced payments are recoverable over the next two years if we purchase quarterly minimum quantities as specified in the agreements. There have been no other material changes to our contractual obligations as disclosed in our 2010 Annual Report.

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

Apart from the operating lease obligations and purchase commitments discussed in our 2010 Annual Report, we do not have any new, material off-balance sheet arrangements as of March 27, 2011.

Recent Accounting Pronouncements

Information set forth under Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—New Accounting Standards” in the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Interest Rates

Our exposure to interest rate risk is primarily through our investment portfolio.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR or Treasury Bills.  Investments in longer term fixed rate debt will be generally compared to yields on comparable maturity high grade Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at March 27, 2011, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $2.3 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other than temporary.

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

We had approximately $80.6 million in notional amounts of forward contracts not designated as accounting hedges at March 27, 2011.  Net realized and unrealized foreign currency losses recognized in earnings, as a component of other expense, were $0.1 million and $2.0 million and $1.1 and $2.4 million for the three and nine months ended March 27, 2011 and March 28, 2010, respectively.

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

At March 27, 2011, we had $487.1 million in total of cash (excluding restricted cash of $3.0 million), cash equivalents and investments consisting of available-for-sale fixed income securities.  We manage our total portfolio to encompass a diversified pool of investment-grade securities.  The average credit rating of our investment portfolio is A-/A3.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing the returns.  To the extent that our portfolio of investments continues to have strategic value, we typically do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the nine months ended March 27, 2011, the fair values of certain of our investments declined and we recognized $0.9 million in other-than-temporary impairment relating to certain available-for-sale securities.  See Part I, Item 1A, “Risk Factors—Our investments in certain securities expose us to market risks”, set forth in our 2010 Annual Report.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2011.  Based upon this evaluation, our CEO and CFO concluded that, as of March 27, 2011, our disclosure controls and procedures were effective.

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

During the fiscal quarter ended March 27, 2011 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Our disclosures regarding the matters set forth in Note 17, "Environmental Matters," and Note 18, "Litigation," to our Notes to the Unaudited Consolidated Financial Statements set forth in Part I, Item I, herein, are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under “Item 1A. Risk Factors” in our 2010 Annual Report, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated by reference) and the factors set forth below.

While we have not seen a substantial adverse impact from the natural and related disasters in Japan, we have substantial sales to customers headquartered in Japan or related to Japanese businesses and should disruptions in the manufacturing or purchasing operations of such customers take place there could be a material adverse effect on our results of operation and financial condition.

Although we have no manufacturing operations in Japan, we have substantial sales operations in Japan and we have many customers located in Japan or whose operations are related to the effects on Japanese businesses. While we have not seen a substantial adverse impact from the natural and related disasters in Japan, should disruptions in the manufacturing or purchasing operations of our customers take place because of the ongoing events in Japan there could be a material adverse effect on our sales, results of operation and financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)            None

(b)            None

(c)            Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended March 28, 2010 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
December 27, 2011 to January 23, 2011	—	$—	—	$76,411,279
January 24, 2011 to February 20, 2011	—	$—	—	$76,411,279
February 21, 2011 to March 27, 2011	235,000	$32.58	235,000	$68,754,952

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

 ITEM 5.    OTHER INFORMATION

(a)            None

ITEM 6.  EXHIBITS

Index:
3.1
Certificate of Incorporation, as amended through July 19, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 19, 2006; Registration No. 333-117489)

3.2
Amendment to Certificate of Incorporation, dated November 13, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 28, 2010, filed with the Commission on February 3, 2010)

3.3	Bylaws as Amended and Restated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 3, 2009)
2.1
Agreement of Plan of Merger, dated February 24, 2011, by and among International Rectifier Corporation, Cancun Merger Corp., CHiL Semiconductor Corporation, solely for purposes of specified Sections, the Equityholders party thereto, and, solely for the purposes of specified Sections, Shareholder Representative Services LLC, solely in its capacity as the Equityholders’ representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission of February 25, 2011)

10.1
Description of Executive Officer Cash Incentive Program Performance Goals for Second and Third Quarter of Fiscal Year 2011 (incorporated by reference to Item 5.2(e) of  Current Report on Form 8-K, filed February 11, 2011, with the Securities Exchange Commission) (2)

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

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: May 2, 2011	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)