Form 10-K
period 2011-06-26
INTERNATIONAL RECTIFIER CORP /DE/
filed 2011-08-22
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrants submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting common stock, par value $1.00 per share, held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,042,788,060 (computed using the closing price of a share of Common Stock on December 26, 2010, reported by the New York Stock Exchange).

           There were 70,017,368 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after June 26, 2011, are incorporated by reference into Part III hereof.

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

Power semiconductors convert raw power from an electrical outlet, a battery, an alternator running off an internal combustion engine, or a hybrid electric vehicle (“HEV”) or electric vehicle (“EV”) and renewable energy sources into more efficient and useful power for a wide range of electrical and electronic systems and equipment. The more sophisticated the end product, the greater the need for specially-formatted, finely-regulated power. The importance of power semiconductor technology rises with the increasing complexity of electronic products and the proliferation of electronic features in information technology, industrial, consumer, aerospace and defense and automotive products.

With the demand for energy usage increasing worldwide and energy costs generally rising, governments and consumers alike are striving to conserve energy and demand more efficient uses of power in all types of electronic products including computers, appliances, military aircraft, and hybrid cars. According to iSuppli Corporation (“iSuppli”), a semiconductor industry market research company, the market for power management semiconductors for calendar year 2011 is about $35 billion, primarily in power switching transistors including power MOSFETS and IGBTs and ICs.

The information technology, industrial, computing, consumer, high reliability and automobile industries use power management semiconductors to promote energy efficiency and improve performance metrics.  Power management semiconductors enable energy savings by delivering the power tailored for a particular electrical device, rather than delivering a constant stream of power.

Our products include power metal oxide semiconductor field effect transistors (“MOSFETs”), high voltage analog and mixed signal integrated circuits (“HVICs”), low voltage analog and mixed signal integrated circuits (“LVICs”), digital integrated circuits (“ICs”), radiation-resistant (“RAD-Hard”) power MOSFETs, insulated gate bipolar transistors (“IGBTs”), high reliability DC-DC converters, digital controllers and automotive product packages.

Our semiconductors are used in a wide variety of applications, such as:

Automotive	Networking
Industrial Motors	Displays
Consumer Electronics	Servers
Personal Computers	Game Stations
Household Appliances	Satellites
Telecommunications	Renewable Energy

Business Strategy

We have historically focused on energy efficiency by improving the technology and design of our power management products and have significantly expanded our product offerings over the years.  Our mission is to provide solutions to our customers that will improve the energy-efficiency of their products and thereby help reduce ultimate global energy consumption.  To achieve this mission, our business strategy is focused on the following key elements:

•
Providing power management solutions tailored to target market segment applications and customers’ needs.   Our business is divided into six reporting segments; Power Management Devices, Energy Saving Products, Automotive Products, Enterprise Power, HiRel, and Intellectual Property.  With the exclusion of our Intellectual Property segment, our segments are organized around the end markets and customers that they target and serve. We call these segments (excluding our Intellectual Property segment which is described in “Products and Technology” section) our “customer segments”, and they consist of the following:

–
Power Management Devices (“PMD”) –  Our PMD segment provides high performance power MOSFETs which include the lowest RDS(on) and widest range of packages up to 250V within the power management semiconductor industry for a range of applications including power supply, data processing, telecommunications, industrial, and commercial battery-powered systems.  Key products used by our PMD segment include, Trench HEXFET®MOSFETs, Discrete HEXFET®MOSFETs, Dual HEXFET®MOSFETs, FETKY®s, and DirectFET®s.

–
Energy Saving Products (“ESP”) – Our ESP segment provides integrated design platforms that enable our customers to add energy-conserving features to help achieve lower operating energy and manufacturing costs.  Our integrated design platforms incorporate our silicon packaging technology to help improve system performance.  The ESP segment’s primary market applications include motor control appliances, industrial automation, lighting and display, audio and video. The ESP segment’s key products include our analog HVICs and IGBT platforms, digital control ICs and IRAM integrated power modules. The ESP segment’s iMotion platform targets the growing trend towards variable speed motors in the appliance market.

–
Automotive Products (“AP”) –  Our AP segment provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle applications.  Our automotive expertise includes supplying products for various automotive applications including AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection for diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems for micro, mid, full and plug-in hybrids for electric vehicles, as well as for body electronic systems like glow plugs, Positive Temperature Coefficient (“PTC”) heaters, electric power steering, fuel pumps, Heating Ventilation and Air Conditioning (“HVAC”) and rear wipers.  Our automotive product designs are used in application-specific solutions (application-specific integrated circuits (“ASICs”) and application-specific standard parts (“ASSPs”) and generic high volume products for multiple original equipment manufacturer (“OEM”) platform usage.  Key products used by our AP segment include HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs.

–
Enterprise Power (“EP”) – Our EP segment’s primary applications include servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, and gaming consoles.  The large and growing server market has placed an emphasis and premium on power efficiency.  We see this trend increasing in other EP segment target applications.  We offer a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. These products include our DirectFET® discrete products, digital controllers, power monitoring products, XPhase®, SupIRBuckTM and iPOWIR® voltage regulators, Low voltage ICs, and PowIRstagesTM.

–
HiRel – Our HiRel segment provides high-reliability power components and sub-assemblies designed to address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware and other high- reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry and products used in biomedical applications.  Our HiRel segment has a legacy of more than thirty years of experience in many of these market segments, has developed strategic relationships with major system integrators worldwide and has the knowledge, technology and processes required to meet the requirements of customers in the high-reliability markets.  Key products of the HiRel segment include RAD-Hard discretes, RAD-Hard ICs, power management modules and DC-DC converters.

•	Establishing leadership in core power management technologies. We attempt to establish leadership in core technologies and expertise related to the solutions we offer, as follows:

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

–
Packaging technology -  Innovative packaging technology can help to address growth opportunities within our business segments by helping our products to deliver better efficiency, performance and the various physical sizes required by our customers.  We have developed a number of proprietary packaging technologies to support our broad portfolio of power management semiconductors.  We also have developed specific packaging technologies to help enhance our offerings in particular applications. Our DirectFET2® package for automotive applications is an example of the use of our packaging technology adapted to a specific industry application.  This package provides low die free package resistance, low top-side thermal impedance and low package inductance with no leadframe, no wire bonds or molding.

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

–
Design engineering capabilities - Our power management semiconductors provide valuable solutions to our customers.  Our solutions solve specific design problems in energy efficient applications ranging from feature-rich consumer devices to space constrained applications such as in computing or in IT systems.  This is demonstrated by our development of the SupIRBuckTM integrated voltage regulator for Point-of-Load (“POL”) applications in conventional technologies and our development of Gallium Nitride (“GaN”) technology for use in emerging technologies.

•
The building of an efficient and flexible manufacturing and supply chain. Our strategy is to build our products using a combination of internal factories and contract manufacturers, whether for wafer fabrication or assembly. We use our internal factories primarily to manufacture our new products and products where we utilize proprietary technologies.  We also use external foundries and contract manufacturers to supplement our internal capacity and respond to changes in demand for wafer fabrication and back-end assembly, and to manufacture certain of our older technology products.  As part of our plan to use external contract manufacturers to more efficiently manage changes in demand, during fiscal year 2011 we added additional capacity to our existing contract wafer fabrication capacity and assembly capacity.  Our goal is to utilize external contractors for 30 percent of our wafer fabrication requirements and 50-60 percent of our packaging needs.  While we have achieved these goals in the past, these external contractor percentages may fluctuate quarter to quarter based upon management’s decision to maintain efficient and flexible manufacturing during periods of lower or higher end-market demand, the availability of internal and external capacity and the lead times required to increase capacity, as well as adjustments made by us in light of actual and/or anticipated demand. During our 2009 fiscal year, we initiated plans to consolidate and close certain of our wafer fabrication facilities in Newport, Wales and El Segundo, California.  However, due to the significant increase in demand, those facilities that had been closed as part of the consolidation plan for Newport, Wales have been reopened and the closure of the El Segundo, California facility has been suspended, for the foreseeable future.  (See Note 8, “Asset Impairment, Restructuring and Other Charges (Recoveries)” to our Consolidated Financial Statements in Part II, Item 8).

•
 Strategic relationships with Tier One Original Equipment Manufacturers (“OEMs”), Original Design Manufacturers (“ODMs”), and Distributors.  We seek to expand our relations with industry leaders and develop business relationships with key distributors in each of our target markets in order to be able to deliver advanced solutions to our customers.  As part of our strategy, we bring to our customers an experienced technical sales team that is recognized for its ability to assist customers in providing power management solutions for the customers’ immediate and longer-term technology and product requirements.  These technical sales teams are comprised of account managers and field application engineers.  These teams interface with our customers and work closely with their designers and purchasing organizations to integrate our products and/or solutions into theirs to create greater energy efficiency.  To better understand and respond to our customers’ longer-term needs, our technical sales teams often facilitate communication from customers to the IR respective marketing and design center teams who address their evolving technological needs.

Products and Technology

The following table summarizes the types of products and end-market applications for our customer segments:

	Power Management Devices	Energy Saving Products	Automotive Products	Enterprise Power	HiRel
Revenues by Fiscal year
2011	$456.8 million	$275.0 million	$112.2 million	$134.6 million	$190.5 million
2010	$345.6 million	$185.4 million	$72.9 million	$128.7 million	$153.2 million
2009	$233.7 million	$151.1 million	$54.1 million	$87.5 million	$148.3 million

Primary product function	Power conversion and management which include the lowest RDS(on) and widest range of packages up to 250V for a diverse range of applications.	Integrated design platforms that enable customers to add energy-conserving features that help achieve lower operating energy costs and overall system manufacturing bill of material costs.
Provide high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.
				Optimized power management system solutions that deliver power density, efficiency and performance in enterprise power.	Discrete components, complex hybrid power module assemblies and rugged DC-DC converters utilize leading-edge power technology together with demanding environmental specifications.

Type of products	Trench HEXFET® MOSFETs, discrete HEXFET® MOSFETs, dual HEXFET® MOSFETs, FETKY®, DirectFET®s	High voltage ICs, Digital control ICs, IRAM integrated power modules, IGBTs	HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs	Low voltage ICs, DirectFET®s, SupIRBuck™, XPhase® , iPOWIR®, PowIRstagesTM, and digital controllers	RAD-Hard MOSFETs RAD-Hard ICs, power modules/hybrid solutions, motor controls, DC-DC converters

End applications	Power supply, data processing, tele-communications and industrial and commercial battery-powered systems	Motor control appliances, industrial automation, lighting and display, audio and video
AC and DC motor drives of all power classes, actuator drivers, automotive lighting (such as high intensity discharge lamps), direct fuel injection in diesel and gasoline engines, hybrid electric vehicle power train and peripheral systems in micro, mild, full and plug-in hybrids or electric vehicles, as well as for body electronic systems like glow plugs, PTC heater, electric power steering, fuel pumps, HVAC and rear wipers
Servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, gaming consoles
Satellites, space exploration vehicles, military hardware and other high-reliability hardware such as commercial aircraft, undersea telecommunications,  oil drilling, high reliability devices in heavy industry and biomedical

Major original equipment manufacturers and end-users	Delta, Huawei, Samsung, Emerson and Schneider MFG	Samsung, LG, Kimball, Midea, Delta and Diehl	Delphi, Nagares, Continental Auto, Bosch, TRW, Honda and Alcoa	Alcatel, Apple, Asus, Cisco, HP, IBM, Intel and Microsoft	Lockheed Martin, Raytheon, GE, TYCO, Boston Scientific, Space Systems/Loral, L-3 Communications, BAE, Boeing, Honeywell, Astrium and Northrop- Grumman

Not included within our customer segments or the above table are our Intellectual Property (“IP”) and Transition Services (“TS”) segments, which are comprised primarily of royalties from patent licensing and technology claim settlements and of transition services provided to Vishay Intertechnology, Inc. (“Vishay”) related to our April 2007 divestiture of our former Power Control Systems business (“PCS Business”) (the “Divestiture”), respectively.  The IP segment reported $7.4 million of revenues from license sales for fiscal year 2011 and the TS segment did not report any revenues during fiscal year 2011 as a result of the termination of the relevant transition services agreements with Vishay and is no longer reported as a separate segment.  For additional financial information concerning our segments, see Part II, Item 7, “Management’s Discussion and Analysis—Revenues and Gross Margin.”

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

The table below provides information about our manufacturing facilities and products:

Facility and Approximate Size	Products
Fabrication Facilities
Temecula, California, 396,300 sq. ft.	Wafer fabrication of HEXFET® power MOSFETs, IGBTs, HEXFREDS, IC’s, Radiation Hardened HEXFET® power MOSFETs, High Reliability products
El Segundo, California, 301,588 sq. ft. (includes Corporate Offices)	Radiation Hardened HEXFET® power MOSFETs, High Reliability products
Mesa, Arizona, 35,000 sq. ft.	Epitaxial Silicon film deposition wafer production for HEXFET®, power MOSFETs, IGBTs and IC products
Newport, South Wales, U.K. 457,885 sq. ft.	Analog ICs, power MOSFETs, HEXFREDS, IGBTs, and wafers
St. Paul, Minnesota, 17,422 sq. ft.	Epitaxial wafer production for power semiconductor devices
Assembly Facilities
Leominster, Massachusetts, 68,000 sq. ft.	For the High Reliability market: RAD-Hard MOSFETs, RAD-Hard ICs, power modules/hybrid solutions, and motor controls
San Jose, California, 34,282 sq. Ft.	High Reliability DC/DC converters
Tijuana B.C., Mexico, 208,200 sq. Ft.	HEXFET®, power MOSFETs, Known Good Die (“KGD”), IGBT, DirectFET

As discussed above under “Business Strategy: The building of an efficient and flexible manufacturing and supply chain”, where we describe our manufacturing strategy, we have also engaged third party foundries for wafer fabrication outside of the United States and third party contract manufacturers for back-end assembly of products in facilities outside of the United States.

Marketing, Sales and Distribution

For the fiscal year ended June 26, 2011, we derived approximately 52.5 percent, 39.5 percent and 7.4 percent of our revenues from sales to distributors, OEMs, and contract manufacturers, respectively.  Our sales organization consists of IR sales employees, IR field application engineers, and IR inside sales employees as well as external sales representatives. We divide our sales team into regional sales organizations in the Americas, Europe, Asia/Pacific and Japan.  Our regional sales organizations are supported by the business unit groups within each of our reportable segments which coordinate the marketing activities for their respective products.  The regional sales organizations are also supported by logistics organizations which manage owned warehouses as well as relationships with third party delivery hubs. Product orders flow to our manufacturing facilities or third party contract manufacturers, which make the products. The products are then shipped through owned warehouses or third-party delivery hubs to the customer.

The primary function of our sales organization is focusing on company demand creation activities to help identify power management energy-efficient opportunities within our key customer applications, assist our customers in designing our products into their applications, and providing longer-term solutions based on our customers’ technology and product requirements.  In some circumstances, we sell our products to the contract manufacturer of the OEM.

The goal of our marketing organization is to collect and consolidate inputs from our customers and sales team and integrate this knowledge with information gathered from our internal research and development (“R&D”) to develop enhanced solutions that can address our customers’  power management requirements.  Our marketing activities involve, among other things, using existing products to improve efficiency, density and/or cost of customers’ power solutions as well as assessing and developing new solutions in order to exceed the capabilities of products and solutions currently available in the market.

We also leverage our distribution partners’ larger sales force, account network, inventory programs and logistics services to provide our customers with additional distribution and order fulfillment options.  A significant portion of our sales to distributors are under agreements which include standard stock rotation provisions, price protection and sometimes ship and debit rights.

For financial information about the results for our geographic areas for each of the last three fiscal years, refer to Part II, Item 8, Note 9, “Segment Information” of Notes to Consolidated Financial Statements. For the risks attendant to our foreign operations, see Part I, Item 1A, “Risk Factors—Our international operations expose us to material risks.”

Customers

Our devices are incorporated into subsystems and end products manufactured by other companies.  Our customers include distributors, OEMs and contract manufacturers.  The majority of our products in our customer segments, including those in the PMD, ESP, HR, EP and AP segments, are sold directly to OEM customers or distributors.  During the fiscal years ended June 26, 2011 and June 27, 2010, sales to two of our distribution customers were approximately 12.7 and 11.8 percent, respectively, and 13.2 and 11.2 percent, respectively, of consolidated revenues.  No single customer accounted for more than ten percent of our consolidated revenues for the fiscal year ended June 28, 2009.

Our major distributors, based on revenue, included Arrow Electronics, Avnet, Future Electronics, Weikeng, WT Micro and Zenitron for the fiscal year ended June 26, 2011.  Our major contract manufacturers included Celestica, Flextronics, Hon Hai, Jabil and Kimball for the fiscal year ended June 26, 2011.  Our major OEMs by revenue for our segments for the fiscal year ended June 26, 2011 were as follows:

Segment:	Customers
Power Management Devices	Delta, Huawei, Emerson, Schneider MFG and Zapi
Energy Saving Products	Midea, EMB-Papst, Diehl, Samsung, and Delta
Automotive Products	Delphi, Nagares, Continental Auto, Bosch, Eskor, Catem and TRW
Enterprise Power	HP, Apple, IBM, Delta and Emerson
HiRel	Northrop- Grumman, Lockheed Martin, Boeing, Honeywell, General Dynamics, Space Systems/Loral and GE

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

Our major competitors for fiscal year ended June 26, 2011 were as follows:

Segment:	Competitors (alphabetical)
Power Management Devices	Fairchild, Infineon, ON Semiconductor, STMicroelectronics and Vishay
Energy Saving Products	Fairchild, Infineon, IXYS, Mitsubishi, NXP, Renesas, STMicroelectronics and Toshiba
Automotive Products	Fairchild, Infineon, NXP, STMicroelctronics, and Vishay
Enterprise Power	Infineon, Intersil, Maxim, ON Semiconductor, Texas Instruments, and Volterra
HiRel	Aeroflex, Crane, Heico, and Microsemi

Research and Development

For fiscal years 2011, 2010 and 2009, we spent $119.3 million (10.1 percent of revenues), $99.3 million (11.1 percent of revenues), and $98.2 million (13.3 percent of revenues), respectively, on R&D activities.  Our R&D program focuses on the advancement and diversification of our technology platforms and products, as well as next generation technologies.

Technology platforms supported include our power management IC platforms, our MOSFET and IGBT switch platforms, as well as packaging /multichip module platforms such as SupIRbuck®  and iRAM™ PS multi-chip modules. Our R&D effort also focuses on developing longer term, broadly applicable new technologies such as GaNpowIRTM, International Rectifier’s proprietary GaN on Si based power conversion device platform. Based on all these platforms, we have been developing and introducing power management products and new architectures for the next-generation of applications, including new game stations, high-performance servers, hybrid vehicles and energy-efficient appliances.

Our product design centers are located throughout the world, including the United States, and Europe.  During fiscal year 2011, we continued to introduce advanced power management solutions that drive high performance computing and save energy across our served markets.  These products included  a) integrated power stage devices, b) ICs and chipsets improving power density and efficiency in DC-DC applications found in high performance computers and servers, c) the continued expansion of our popular Xphase® and DirectFET® product families, d) ICs for Class D audio, electronic lighting ballasts and motor control, e) several “application-ready” reference designs for point-of-load DC/DC conversion, multi-channel Class D audio, lighting and motor control, f) our SmartRectifier™ ICs helping computer and consumer entertainment devices meet emerging system and standby power regulations, g) radiation hardened DC-DC converter modules for space satellite power applications and h) expansion of our IGBT and MOSFET switch product families.

We also continue to commit substantial resources to R&D to generate new patents and other intellectual property related to our technologies and products.

Backlog

        Our sales are generally made on a purchase order basis, with lead times varying depending on market conditions and internal capacity factors.  Customers are generally not subject to long-term contracts.  However, we have from time to time entered into long-term supply agreements with certain customers.  These long-term supply agreements generally do not contain minimum purchase commitments, and products to be delivered and the related delivery schedules under these long-term contracts could be frequently revised to reflect changes in customer needs.  Accordingly, because of these factors our backlog at any particular date is not necessarily representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.

Seasonality

Our revenues are affected by the cyclical nature of the business of the end users of our products and the trends in our customers’ end markets. As a result, our results typically vary within a given customer segment across a fiscal year as conditions in end user markets change and also in response to macro-economic and industry long-term trends and business cycles.

Intellectual Property

We continue to make significant investments in developing and protecting our IP.  In the past fiscal year, we added over 90 patents worldwide.  We have approximately 760 issued unexpired U.S. patents and over 586 patent applications pending worldwide.  We are also licensed to use certain patents owned by others.  We have several registered trademarks in the United States and abroad, including the trademarks HEXFET® and DirectFET®. We believe that our IP contributes to our competitive advantage.  We are committed to enforcing and defending our intellectual property rights, including through litigation if necessary.

We report within our IP segment revenues from the sale and/or licensing of our technologies and manufacturing process know-how and settlements of claims brought against third parties.  In the fiscal years 2011, 2010 and 2009, we derived $7.4 million, $9.4 million and $27.7 million of royalty revenues, respectively.  IP segment revenues are dependent on our licensed MOSFET, HVIC and package technology patents, the continued enforceability and validity of those patents, the ability of our competitors to design around our technology or develop competing technologies, and general market conditions.  The continuation of such revenues is subject to a number of risks (see Part I, Item 1A, “Risk Factors—Our ongoing protection and reliance on our IP assets expose us to risks”).  Many of the MOSFET patents that have generated royalties and prior settlements have expired, with the broadest of them having expired in calendar year 2008.  We continue to derive royalty revenues from HVIC and package technology patents.  With the expiration of our broadest MOSFET patents, most of our IP segment revenues stream ceased during the fourth quarter of fiscal year 2008. We continue, from time to time, to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy.

Aside from our MOSFET technologies, our IP strategy has been to use our IP primarily for the design and development of a value-added family of products, and to defend those products in the marketplace.  From time to time, we also engage in opportunistic licensing.  In our IP segment, we continue to evaluate licensing of technologies or fields of use that have application beyond our product groups or which no longer align with our long-term business strategies for our product groups.  We also target certain technologies for licensing that we believe help establish our product platforms and structures as industry standards and thereby enhance the growth of our products in various end market applications.

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

Our disclosures regarding the matters set forth in Note 12, “Environmental Matters,” to our Notes to the Consolidated Financial Statements set forth in Part II, Item 8, herein, are incorporated herein by reference.

Employees

As of June 26, 2011, we had approximately 4,920 employees, with approximately 1,950 employed in the U.S., 1,930 in Mexico, 700 in Europe and 330 in Asia.  As of June 26, 2011, none of our U.S. employees had collective bargaining agreements and we consider our relations with our employees to be good.  In some jurisdictions outside the United States, from time to time, employees may be covered by certain statutory, special or other arrangements, like work councils, that may seek benefits for covered personnel.  We believe our relationships with such organizations are good.

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

We also make available, free of charge, through our corporate governance website, our corporate charter (our Certificate of Incorporation, as amended), Bylaws, Corporate Governance Guidelines, the charters of the committees of our Board of Directors, Code of Ethics and other information and material, including information about how to contact our Board of Directors, the committees of our Board of Directors  and their members. To find this information and materials, visit our corporate governance section of our website at www.irf.com.

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

Demand recovered significantly during the second half of fiscal year 2010 and during fiscal year 2011; however; the semiconductor industry continues to be characterized by annual seasonality and wide fluctuations of supply and demand, and our revenues and gross margin continue to be highly dependent on the level of corporate and consumer spending in various information technology and energy-saving end-market applications.  As a result, our business may be subject to seasonally lower revenues in particular quarters of our fiscal year. The industry has also been impacted by significant shifts in consumer demand due to economic downturns or other factors, which may result in diminished product demand and production overcapacity. We have experienced substantial quarter-to-quarter fluctuations in revenues and operating results and expect, in the future, to continue to experience short-term period-to-period fluctuations in operating results due to general industry or economic conditions.  To the extent these market conditions persist for a prolonged period of time, our business, financial condition and results of operations could be significantly harmed.

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

General Economic Conditions Continue to be Uncertain and Could Adversely Affect our Business.

The current global macroeconomic environment has impacted levels of consumer spending, caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and the outlook for overall macroeconomic conditions is uncertain.  These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. If consumer spending does not continue to develop or decreases, or general economic conditions deteriorate, we could experience significantly diminished demand for our products, which would materially adversely affect our operating results and financial condition.  In addition, if the financial condition of current or potential customers or distributors is adversely affected, those parties may not pay us or may delay paying us for previously purchased products.  Also, if the banking system or the financial markets deteriorate or remain volatile, our investment portfolio may be impacted, and the values and liquidity of our investments could be adversely affected.

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

We cannot assure you that we will successfully identify new product opportunities and develop and bring new products to market in a timely and cost-effective manner (including our Gallium Nitride technologies), or that products or technologies developed by others will not render our products or technologies obsolete or noncompetitive.  A fundamental shift in technologies in our product markets or our inability to capitalize on our new Gallium Nitride technology before others, could have a material adverse effect on our competitive position within the industry. In addition, to remain competitive, we must continue to reduce die sizes and improve manufacturing yields across our product lines.  We cannot assure you that we can accomplish these goals.

If we are unable to implement our business strategy, our revenues, profitability and target model goals may be adversely affected.

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

We have experienced a significant increase in demand during fiscal year 2011, and as a result our lead times for many of our products have increased and we have had challenges being able to meet the demand, especially for particular product lines.  The markets in which we operate are very cyclical and subject to large swings in demand.  We attempt to install internal or external capacity to meet our demand forecast and our customer demands for particular products.  However, since additional capacity can take up to six months or more to install, if the demand for our products or a particular mix of our products increases at a rate faster than we anticipate or are able to produce, we may not be able to increase our internal and external manufacturing capacity fast enough to satisfy the higher demand.  As a result, our revenue growth may be limited by manufacturing capacity constraints available to us.

We have also had delays and may experience future delays in the shipment of certain of our products to customers.  To the extent we are not able to satisfy customer demands timely or otherwise, we may risk the loss of design and sales opportunities which could have a material adverse impact on our results of operations.  To the extent we are not able to satisfy our contractual obligations to fulfill products, we may be subject to potential claims.  While we would defend ourselves vigorously against any such claims, large claims, if found meritorious, could have a material adverse effect on our results of operation and financial condition.

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

As is common in the semiconductor industry, we have at times experienced difficulty in beginning production at new facilities or third party manufacturers, or in effecting transitions to new manufacturing processes or new locations. As a consequence, we have experienced delays in our ability to increase capacities, delays in product deliveries and reduced yields.  Additionally, from time to time, there are market restraints on the ability to obtain, whether because of the expansion of lead times or availability, necessary equipment from third party equipment manufacturers to allow for timely increase our capacity as planned or needed.  Additionally, we may experience manufacturing problems in achieving acceptable yields, experience product delivery delays, and/or quality issues in the future, as a result of, and among other things, capacity constraints, construction delays, delays in upgrading or expanding existing facilities, changing our process technologies or qualifying third party manufacturers to produce our products, any of which could result in a loss of future revenues or our inability to meet customer demands.  Also, our operating results have in the past and in the future would be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity if revenue does not increase proportionately.

Our ongoing protection and reliance on our IP assets expose us to risks.

We have traditionally relied on our patents and proprietary technologies for protection of the products we sell and for licensing revenues. Enforcement of our IP rights is costly, risky and time consuming. We cannot assure you that we can successfully continue to protect our IP rights, especially in foreign markets.  Most of our MOSFET patents, including our broadest, have expired.  With the expiration of most of our MOSFET patents, most of our royalty revenues ceased during the fourth quarter of fiscal year 2008; however, from time to time, we continue to enter into opportunistic licensing arrangements that we believe are consistent with our business strategy, although our royalty income levels are substantially lower than in prior years.  What royalty income we obtain is largely dependent on the following factors: remaining coverage under unexpired MOSFET patents; the continuing introduction and acceptance of products that are not covered by our patents; the defensibility and enforceability of our patents; changes in our licensees’ unit sales, prices or die sizes; market conditions and mix of products sold by licensees; the terms, if any, upon which expiring license agreements are renegotiated; and our ability to obtain revenues from new licensing opportunities.

We cannot guarantee that we can obtain new licenses to produce royalties or that we will continue to receive royalties from existing licenses.  While we try to predict the effects of these factors and efforts, often there are variations or factors that can significantly affect results different from that predicted.  Accordingly, we cannot guarantee that our predictions of our IP segment revenues will be consistent with actual results, nor can we guarantee the level of our future royalty income.  Decreases in our royalty income could have a material adverse effect on our operating results and financial condition.

Our failure to obtain or maintain the right to use certain technologies expose us to risks and could negatively affect our financial results.

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

If some OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, a portion of our revenues may be adversely affected.

A “design-win” or program award from a customer does not guarantee that the design or program win will become future sales to that customer.  We also are unable to guarantee that we will be able to convert these design or program wins, or any wins, into sales for the life of any particular program, or at all, or that the revenues from such wins would be significant.  We also cannot guarantee that we will achieve the same level of design or program wins as we have in the past, or at all.  Without design or program wins from OEMs, we would only be able to sell our products to these OEMs as a second source, if at all.  Once an OEM designs another supplier’s semiconductor into one of its product platforms, it is more difficult for us to achieve future design or program wins with that OEM’s product platform because changing suppliers involves significant cost, time, effort and risk.  Achieving a design or program win with a customer also does not ensure that we will receive significant revenues from that customer.  Accordingly, if OEMs do not design our products into their equipment or if we do not convert design or program wins to actual sales, for whatever reasons, our revenues may be materially adversely affected.

Third party interruptions, delays or cost increases affecting our materials, parts or equipment may impair our competitive position and our operations.

Our manufacturing operations depend upon obtaining adequate supplies of materials, parts and equipment, including among other things, silicon, mold compounds, lead frames and assembly equipment, on a timely basis from third parties.  Our results of operations could be adversely affected if we were unable to obtain adequate supplies of materials, parts and equipment in a timely manner from our third party suppliers or if the costs of materials, parts or equipment increase significantly.  From time to time, suppliers may discontinue products, extend lead times, limit supplies or increase prices due to capacity constraints, market conditions or other factors.  For example, we have experienced material cost increases for commodity metals that are included in materials used in our manufacturing processes, and the future cost of these materials remains uncertain. Additionally, we have a limited number of suppliers or sole suppliers for some materials, parts and equipment, and any interruption could materially impair our operations, our revenues, and adversely affect our ability to meet customer demand, and otherwise adversely affect our business, financial condition and results of operations.

Interruptions, delays or cost increases at our key facilities may impair our competitive position and our operations.

We manufacture a substantial portion of our wafer product at our Temecula, California and Newport, Wales facilities. Any disruption of operations at those facilities, whether as a result of equipment malfunction or maintenance needs, natural and man-made disasters, or other effects could have a material adverse effect on our ability to generate revenues, meet customer demand and otherwise adversely affect our business, financial condition and results of operations.

Our decision to implement a new Enterprise Resource Planning (“ERP”) software platform has been subject to some delay, could be subject to further delays, may cost more than expected and could interrupt operational transactions during the implementation.

We have previously announced a plan to implement SAP’s enterprise resource planning software, as well as related enhancements to our integrated financial and supply chain management systems. This process is complex, time-consuming and expensive. Operational disruptions during the course of this process or delays in the implementation of these enhancements could materially impact our operations. Our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making these enhancements.

We have already experienced some delay in the implementation of the ERP system and there is no guarantee that other delays will not take place. Further changes in scope, timeline or cost could have a material adverse effect on our results of operation.

Our products may be found to be defective and, as a result, product claims may be asserted against us, which may harm our business and our reputation with our customers and materially adversely affect our results and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated.  Although we maintain quality control systems, we ship large quantities of semiconductor products to a wide range of customers around the world, for use in a variety of high profile and critical applications.  In the ordinary course of our business, we receive claims that some of these products are defective or that do not perform to published or agreed specifications.  Since a defect or failure in our products could give rise to failures in the end products that incorporate them (and potential consequential claims for damages against our customers from their customers depending on applicable law and contract), we often need to defend against claims for damages that are disproportionate to the revenues and profit we receive from the products involved.  In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business.  Even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation.  Our results of operations and business would be adversely affected as a result of significant alleged quality or performance issues in our products, or if we are required or choose to pay for the damages that result.

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

Some of our semiconductor wafer is fabricated by third party contractors and some of our products are assembled and tested by third party contractors.  We have used these contractors as a lower cost alternative to in-house manufacturing, and to increase our capacity flexibility. We review these contractors’ references, and historical manufacturing experience prior to the engagement of their services, and require oversight over their quality assurance processes.  However, if we fail to adequately or completely review the contractors’ historical or current manufacturing processes, or if the contractors do not perform as needed, the quality of our parts could be subject to higher failure rate, which could adversely impact our reputation and the growth of future business with the customers as a result.

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

We maintain a backlog of customer orders that is subject to cancellation, reduction or delay in delivery schedules, which may result in lower than expected revenues and gross margin.

With certain exceptions related to products within our HiRel segment, we manufacture primarily pursuant to purchase orders for current delivery or to forecast, rather than pursuant to long-term supply contracts.  The semiconductor industry is subject to rapid changes in customer outlooks or unexpected build ups of inventory in the supply channel as a result of shifts in end-market demand generally or in the mix of that demand.  Accordingly, many of these purchase orders or forecasts may be revised or canceled without penalty.  As a result, we must commit resources to the manufacturing of products, and a specific mix of products, without any advance purchase commitments from customers.  Our inability to sell products after we devote significant resources to build them could have a material adverse effect on our levels of inventory (the value of our inventory), our revenues and our operating results generally.  Additionally, cancellation or significant reduction in significant customer programs, like those for next generation servers, could materially affect our ability to achieve our revenues and gross margin targets.

We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that our inventory will be adequate to meet market demand, commitments to customers or will be salable at a future date.

We build and maintain inventory in order to meet our historic and projected needs, but cannot guarantee that the inventory we build will be adequate or the right mix of products to meet market demand.  It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary materials, and build the proper mix and amount of inventory, otherwise our revenues and gross margin may be adversely affected, and we may not be able to meet our customer commitments for deliveries of product.  To the extent we have made commitments to customers, and do not satisfy those commitments, we may be exposed to claims for damages.  Additionally, if we produce or have produced inventory that does not meet current or future demand, we may determine at some point that certain of the inventory may only be sold at a discount or may not be sold at all, resulting in the reduction in the carrying value of our inventory and a material adverse effect on our financial condition and results of operations.

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

Many of our distributors have some rights to return inventory under their stock rotation programs or may return inventory with our approval or under other circumstances.  In addition, we have, from time to time, accepted, and may in the future accept, additional returns.  If these distributors return a large amount of inventory, our operating results could be impacted by lower revenues and higher costs associated with inventory write-offs.

We receive a significant portion of our revenues from a relatively small number of customers and distributors.

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

As required by Section 404 of the Sarbanes-Oxley Act, we are required to conduct an assessment of our internal control over financial reporting and include in our annual report our assessment of the effectiveness of our internal control over financial reporting.  In certain prior years, we had previously determined that we had material weaknesses in internal control over financial reporting.  While these material weaknesses have been remediated, there is no assurance that we would not have additional material weaknesses in the future.  Each material weakness results from a more than remote likelihood that a material misstatement in our financial statements will not be prevented or detected in a timely manner.  To the extent we have material weaknesses, we must perform extensive additional work, at considerable additional expense, to obtain reasonable assurance regarding the reliability of our financial statements.  In addition, it is possible that in the future, as a result of our assessment of our internal control that we may identify material weaknesses and be subject to regulatory sanctions and a loss of investor confidence in our internal controls.  The failure to remediate any such potential material weaknesses in a timely manner may cause us to fail to complete our periodic filing requirements in a timely manner.

We have previously been named as a defendant in lawsuits and may in the future be named as defendant in other lawsuits that may adversely affect our financial condition, results of operations and cash flows.

Previously we and certain of our former executive officers and current and former directors had been named as defendants in several securities class action, derivative and other lawsuits, and had been subject to investigations by governmental agencies.  While we have reached agreements to settle certain of these lawsuits and others have been dismissed, other lawsuits and proceedings remain. Certain of these lawsuits that continue through the date of this report are described in Note 14, “Litigation,” to our Consolidated Financial Statements set forth in Part II, Item 8. There can be no assurance that we would not be subject to additional lawsuits and other legal proceedings in the future.  For any such current or future lawsuits and proceedings, our attention may be diverted from our ordinary business operations and we may incur significant expenses associated with defense (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify current and former officers and directors who may be parties to or involved in such action or proceeding). Depending on the outcome of these lawsuits and proceedings, we may also be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

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

In addition, we have made certain judgments regarding the realizability of our deferred tax assets. In accordance with GAAP the carrying value of the net deferred tax assets is based on our assessment whether it is more likely than not that we will generate sufficient future taxable income in the relevant jurisdictions to realize these deferred tax assets, after considering all available positive and negative evidence.  If our assumptions and estimates change in the future given unforeseen changes in market conditions, tax laws or other factors, valuation allowances may be recorded or increased, resulting in increased income tax expense.  Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense, or credit additional paid-in capital or other comprehensive income, as applicable.

Our HiRel segment is subject to governmental regulation and procurement processes that expose us to additional risks.

Our HiRel segment manufactures and sells certain products that are subject to U.S. export control laws and regulations. The HiRel segment also manufactures and sells products that are sold indirectly to the U.S. government and may subject us to certain government procurement regulations, investigations or review.  While we maintain a system of controls of such products and for compliance with such laws and regulations, we cannot provide assurance that these controls will be effective.  There are also inherent limitations on the effectiveness of controls, including the failure of human judgment.  If we fail to maintain an effective system of controls or are otherwise found non-compliant with applicable laws and regulations, violations could lead to governmental investigations, fines, penalties and limitations on our ability to export product from the U.S., all of which could have a material effect on our financial results.

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

In addition, certain of the products that our HiRel segment sells are either directly or indirectly subject to governmental regulation regarding its use or governmental procurement processes where restrictions on use, quantities of purchase and product programs can vary from time to time outside of the control of the Company.  To the extent governmental regulation, or changes therein, or procurement decision making, are not favorable to the Company, the results of our HiRel segment may be materially adversely affected.

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

The semiconductor industry is capital intensive. Semiconductor manufacturing requires a regular upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices.  We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment, especially for new technologies we develop, including without limitation, our Gallium Nitride technologies.  We are also attempting to add the appropriate level and mix of capacity to meet our customers’ future demand. There can be no assurance that we will have sufficient capital resources to make necessary investments in manufacturing technology and equipment.  Although we believe that anticipated cash flows from operations, existing cash reserves and other equity or debt financings that we may obtain will be sufficient to satisfy our future capital expenditure requirements, there can be no assurance that this will be the case or that alternative sources of capital or credit will be available to us on favorable terms or at all.

While we attempt to monitor the credit worthiness of our customers, we may from time to time be at risk due to the adverse financial condition of one or more customers.

We have established procedures for the review and monitoring of the credit worthiness of our customers and/or significant amounts owing from customers.  Despite our monitoring and procedures, from time to time, especially in the current macroeconomic situation, we may find that, despite our efforts, one or more of our customers become insolvent or face bankruptcy proceedings.  Such events could have an adverse effect on our operating results if our receivables applicable to that customer become uncollectible in whole or in part, or if our customers’ financial situation result in reductions in whole or in part of our ability to continue to sell our products or services to such customers at the same levels or at all.

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

Under some laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated or if we send waste to a landfill or recycling facility that becomes contaminated, even if we did not cause the contamination.  Under other laws, we may be subject to fines and penalties if facilities or equipment are not operated in technical compliance with permit conditions or if required reports are not timely filed with applicable agencies.  Also, we may be subject to common law claims if we release substances that damage or harm third parties.  We have been subject to claims of governmental authorities and other third parties, and may continue to be in the future (See Note 12, “Environmental Matters”, to our Consolidated Financial Statements set forth in Part II, Item 8).

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

While we intend to defend against any claim of liability in this area vigorously, any claim against us in this regard if resolved unfavorably, or any present or future failure to comply with environmental laws or regulations, could subject us to serious liabilities and could have a material adverse effect on our results of operation and financial condition.

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

Unfavorable currency exchange rate fluctuations could adversely affect us.

As a result of our foreign operations, we have sales, expenses, assets and liabilities that are denominated in foreign currencies. For example,

•	some of our manufacturing costs are denominated in British Pound, Mexican Peso and other foreign currencies; and
•	sales of our products are denominated in European Union Euro, Japanese Yen and other foreign currencies; and
•	some property, plant and equipment purchases are denominated in Japanese Yen, European Union Euro, British Pound and other foreign currencies.

Consequently, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows.  We use foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations.  The objective of these contracts is to reduce the impact of foreign currency exchange rate movements on our operating results.  We do not use these contracts for speculative or trading purposes.  We cannot assure you that these activities will be successful in reducing our foreign currency exchange rate exposure.  Failure to do so could have a material adverse effect on our results of operation and financial condition.

Some of our facilities are located near major earthquake fault lines, flood zones or high brush fire danger areas.

Our corporate headquarters, one of our manufacturing facilities, one of our key research facilities, one of key third party foundries and certain other critical business operations are located near major earthquake fault lines. In addition, one of our major manufacturing facilities is located in a high brush fire danger area. Another major manufacturing facility is potentially susceptible to flood risk. Some of these facilities have been affected by earthquakes and brush fires in the past and may again be in the future.  We could be materially and adversely affected in the event of a major earthquake, flood or brush fire.  Although we maintain insurance policies, we can give you no assurance that we have obtained or will maintain sufficient insurance coverage at levels and with such deductibles and limitations that would prevent a material adverse affect on our financial condition or results of operations.

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

Our reported results can be affected adversely and unexpectedly by the implementation of new, or changes in the interpretation of existing, United States generally accepted accounting principles (GAAP).

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

Natural disasters, whether in the United States or internationally, may affect the markets in which our common stock trades, the markets in which we operate, our ability to achieve revenues and our profitability. In the past, our operations have been affected by a number of natural disasters, including, among other things, earthquakes, fires, volcanoes, hurricanes, and inclement weather, and may be affected by additional natural disasters in the future.  Additionally, such events could delay or result in cancellation of domestic and international sales, disrupt our supply chains, and impair our ability to produce and deliver our products timely if at all. Such events could affect physical facilities, including without limitation, the facilities where we or our contractors or vendors produce materials and products (whether finished goods or raw materials and process chemicals and gases).  Such events could also make transportation of our supplies and products more difficult or cost prohibitive.  Additionally, to the extent we may not be able to satisfy contractual obligations, we may be subject to potential claims.  Due to the broad and uncertain effects that natural events could have on our company, we cannot provide an estimate of how these activities might adversely affect our future results; however, the effects could be material.

 We have substantial sales to customers headquartered in Japan or related to Japanese businesses and should disruptions in the manufacturing or purchasing operations of such customers take place, there could be a material adverse effect on our results of operation and financial condition.

Although we have no manufacturing operations in Japan, we have substantial sales operations in Japan and we have many customers located in Japan or whose operations are related to the effects on Japanese businesses. Should fluctuations in the manufacturing or purchasing operations of our customers take place because of the events in Japan there could be a material adverse effect on our sales, results of operation and financial condition.

 ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report on Form 10-K, there are no unresolved Staff comments regarding our previously filed periodic or current reports under the Exchange Act.

ITEM 2.  PROPERTIES

We maintain manufacturing and office facilities around the world. Our manufacturing facilities, design centers and business offices as of June 26, 2011, are in the following locations:

Location	Owned	Leased	Semiconductor Silicon/Wafer Fabrication	Assembly/ Module Manufacturing	Design Center	Business/ Office
El Segundo, California (U.S.A.)	X	X	X		X	X
Temecula, California (U.S.A.)	X		X			X
San Jose, California (U.S.A.)		X		X	X	X
Irvine, California (U.S.A.)		X			X
Mesa, Arizona (U.S.A.)	X		X
Durham, North Carolina (U.S.A.)		X				X
Leominster, Massachusetts (U.S.A.)	X			X	X	X
Tewksbury, Massachusetts (U.S.A.)		X			X	X
St. Paul, Minnesota (U.S.A.)		X	X
Warwick, Rhode Island (U.S.A.)		X			X
Tijuana, Mexico	X			X		X
Reigate, England (U.K.)		X				X
Newport, Wales (U.K.)	X		X	X		X
Skovlunde, Denmark		X			X
Provence, France		X			X
Neu Isenburg, Germany		X				X
Pavia, Italy		X			X
Singapore		X				X
Beijing, China		X				X
Shanghai, China		X				X
Shenzhen, China		X				X
Hong Kong, China		X				X
Seoul, Korea		X				X
Osaka, Japan		X				X
Nagoya, Japan		X				X
Tokyo, Japan		X				X

Our manufacturing facilities in San Jose, California and Leominster, Massachusetts are dedicated for use by the HiRel segment. With the exception of the facilities at these two locations, the rest of our fabrication and assembly facilities are shared by the PMD, ESP, HiRel, EP, and AP segments. The IP segment generally operates out of our El Segundo, California business office.

We believe our current facilities, supplemented by third party contract wafer fabrication and assembly capacity, are adequate for our visibility into our near-term operating needs; however, we continue to take a number of actions to respond to what had been increased customer demand, including ongoing efforts to qualify external manufacturing sources and capital investments in our existing manufacturing operations. At the end of fiscal year ended June 26, 2011, we operated at approximately 97 percent, up from 94 percent at the end of fiscal year ended June 27, 2010, of our worldwide in-house wafer fabrication and assembly manufacturing capacities, without considering third party contract wafer fabrication or assembly capacity. This increase in operating activity reflects the significant increase in demand for our products during the fiscal year ended June 26, 2011 over the prior fiscal year.

We initiated actions to consolidate certain of our manufacturing operations during our 2009 fiscal year.  Those actions included the decision to consolidate our Newport, Wales wafer fabrication facilities and to close our El Segundo, California wafer fabrication facility.  Due to significant increases in demand, we reopened the portion of our fabrication facility in Newport, Wales which was closed in the consolidation and we suspended, for the foreseeable future,  the closure of our El Segundo, California wafer fabrication facility.  In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California R&D fabrication facility.  We have completed the closure of the Oxted, England facility, and intend to sell the underlying real property.  As previously noted, the initiative to close the El Segundo, California fabrication facility has been suspended for the foreseeable future, and the final shutdown and exit from El Segundo, California research and development facility will likely not be completed until that time. (See Note 8, “Asset Impairment, Restructuring and Other Charges (Recoveries)”, in the Notes to the Consolidated Financial Statements in Part II, Item 8.)

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

ITEM 4.  (REMOVED AND RESERVED)

Not applicable.

Additional Item. Executive Officers of the Registrant

The following sets forth certain information with respect to each person who is currently an executive officer of the Company:

Name	Age	Position
Oleg Khaykin	46	President and Chief Executive Officer
Ilan Daskal	46	Executive Vice President and Chief Financial Officer
Michael Barrow	57	Executive Vice President and Chief Operations Officer
Timothy Bixler	44	Vice President, Secretary and General Counsel
Adam White	37	Senior Vice President, Global Sales (Mr. White was appointed an executive officer in fiscal year 2012)

     Oleg Khaykin has served as a Director, President and CEO of our Company since March 2008. Prior to joining us, Mr. Khaykin served most recently as the Chief Operating Officer of Amkor Technology, Inc. (“Amkor”), a leading provider of semiconductor assembly and test services, which he joined in 2003 as Executive Vice President of Strategy and Business Development.  Prior to his work at Amkor, Mr. Khaykin most recently served as Vice President of Strategy and Business Development at Conexant Systems Inc. (“Conexant”) and its spin-off, Mindspeed Technologies Inc., where he held positions of increasing responsibilities from 1999 to 2003.  Prior to Conexant, he was with the Boston Consulting Group, a leading international strategy and general management consulting firm, where he worked with many European and U.S. firms on a broad range of business and management issues, including revenue growth strategies, operational improvement, mergers and acquisitions, divestitures, and turnaround and restructuring. Mr. Khaykin holds a BSEE with University Honors from Carnegie-Mellon University and an MBA from the J.L. Kellogg Graduate School of Management.  Mr. Khaykin is, and has been since November 2007 and September 2010, respectively, a member of the boards of directors of Zarlink Semiconductor Inc. and Newport Corporation.

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

Adam White was appointed Senior Vice President, Global Sales of the Company in July 2011.  Mr. White joined us in 1996 and held various technical, manufacturing and marketing positions during his initial years with the Company, and various positions in the areas of business development and sales in his more recent years with the Company.  For more than the past five years, Mr. White held various positions in increasing leadership in business development and sales, most recently since January 2010 in the position of Senior Vice President, Worldwide Sales, focusing on Company commercial demand creation.  Mr. White holds a Bachelor of Engineering, Electronics and Electrical Engineering with Diploma in Industrial Studies, BEng (Hons), DIS from University of Loughborough, United Kingdom.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the symbol “IRF.” There were 1,175 registered holders of record of our common stock as of August 16, 2011.  Stockholders are urged to obtain current market quotations for the common stock.  For equity compensation plan information, please refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and matters incorporated herein by reference from the Company’s proxy statement relating to the Company’s 2011 annual meeting of stockholders to be filed within 120 days after June 26, 2011.

As of our fiscal year ended June 26, 2011, 5.6 million common stock shares are reserved for issuance under our stock option plans, of which 5.0 million stock options and restricted stock units are outstanding and approximately 0.5 million are available for future grants.  As of the fiscal year ended June 26, 2011, 1.9 million stock options are exercisable at an average exercise price of $23.99.

Dividends

No cash dividends have been declared to stockholders during the past three years, and we do not expect to declare cash dividends in the foreseeable future.  However; payment of dividends is within the discretion of our Board of Directors, and will depend upon, among other things, our earnings, financial condition, capital requirements, and general business conditions.

Stock Prices

The following table contains stock sales prices for each quarter of fiscal years 2011, 2010 and the first quarter of fiscal 2012:

	2012				2011		2010
Fiscal Quarter	High		Low		High	Low	High	Low
1st	$28.60	*	$21.48	*	$20.95	$18.22	$20.82	$14.03
2nd					30.57	20.78	21.89	17.69
3rd					33.77	29.45	22.84	17.98
4th					34.56	24.66	25.13	18.76

*  Through August 16, 2011.

Stock Performance

The following graph compares the cumulative total stockholder return of our common stock during the last five fiscal years with (i) the cumulative total return of the Standard and Poor’s 500 Stock Index and (ii) the cumulative total return of the Standard and Poor’s High Technology Composite Index.  The comparison assumes $100 was invested on July 2, 2006 in our common stock and in each of the foregoing indices and the reinvestment of dividends through fiscal year ended June 26, 2011.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	End of Fiscal Year (In US Dollars)
	2006	2007	2008	2009	2010	2011
International Rectifier Corporation	100	95	51	38	52	67
S&P 500 Index	100	118	101	72	85	100
S&P 500 Index Information Technology	100	124	115	92	111	125

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

The following provides information on a fiscal monthly basis for the quarter ended June 26, 2011, with respect to the Company’s purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

March 28, 2011 to April 24, 2011	—	$—	—	$68,754,952
April 25, 2011 t1o May 22, 2011	—	$—	—	$68,754,952
May 23, 2011 to June 26, 2011	—	$—	—	$68,754,952

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

ITEM 6.  SELECTED FINANCIAL DATA

The following tables include selected summary financial data for each of our last five fiscal years.  The historical consolidated financial data as of and for our fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009 are derived from our audited Consolidated Financial Statements, contained in Part II, Item 8, “Financial Statements and Supplementary Data,” of this report.  The historical consolidated financial data for the fiscal years ended June 29, 2008 and July 1, 2007 and as of June 28, 2009, June 29 2008 and July 1, 2007 are derived from our audited Consolidated Financial Statements, which are not included in this report.  This information should be read in conjunction with our audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Fiscal Year Ended (1)
Statements of Operations Data	June 26, 2011	June 27, 2010	June 28, 2009	June 29, 2008	July 1, 2007
(In thousands, except per share data)
Revenues	$1,176,577	$895,297	$740,419	$984,830	$1,202,469
Cost of sales	711,685	602,700	515,563	662,007	741,111
Gross profit	464,892	292,597	224,856	322,823	461,358
Selling, general and administrative expense	193,748	169,190	262,068	287,830	212,541
Research and development expense	119,339	99,310	98,211	105,812	122,794
Impairment of goodwill	—	—	23,867	32,624	—
Amortization of acquisition-related intangible assets	6,768	4,375	4,408	4,656	1,889
Asset impairment, restructuring and other charges (recoveries)	(3,359)	289	56,493	3,080	10,398
Gain on divestiture	—	—	(96,136)	—	—
Operating income (loss)	148,396	19,433	(124,055)	(111,179)	113,736
Other expense (income), net	718	2,019	39,717	19,423	(6,257)
Interest income, net	(10,114)	(11,221)	(11,694)	(29,093)	(16,036)
Income (loss) from continuing operations before income taxes	157,792	28,635	(152,078)	(101,509)	136,029
(Benefit from) provision for income taxes	(8,754)	(52,192)	95,339	(42,268)	62,889
Income (loss) from continuing operations	$166,546	$80,827	$(247,417)	$(59,241)	$73,140
Net income (loss) per common share:
Basic:
Income (loss) from continuing operations	$2.35	$1.13	$(3.42)	$(0.81)	$1.01
Diluted:
Income (loss) from continuing operations	$2.33	$1.13	$(3.42)	$(0.81)	$1.00
Balance Sheet Data
Total cash, cash equivalents, restricted cash and investments	$499,668	$586,590	$604,441	$745,236	$1,317,528
Total assets	1,670,984	1,440,917	1,401,307	1,868,398	2,637,490
Long-term debt, less current maturities	—	—	—	—	—

Notes:
1.	No dividends were paid by the Company during the five years presented.

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

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended June 26, 2011.  The discussion includes:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Polices and Estimates

While we have made certain forward looking statements regarding revenues, gross margin, cash flows, selling, general and administrative expense and research and development expense in the following MD&A based on our current visibility into the market and current trends; markets remain somewhat uncertain and actual results could vary significantly based on changed conditions, among other reasons (See Risk Factors Part I, Item 1A).

Overview

Fiscal Year 2011 Developments

Our financial results for fiscal year 2011 include the following measures:

•	Our revenues were $1,176.6 million, a 31.4 percent increase from the prior fiscal year.
•	Our gross margin was 39.5 percent, an increase of 6.8 percentage points from 32.7 percent in the prior fiscal year.
•	Our net income was $166.5 million, a 106.1 percent increase from the prior fiscal year.
•	Our diluted earnings per share was $2.33, an increase of $1.20 per share from the prior fiscal year.
•	We generated cash from operating activities of $161.9 million during fiscal year 2011 compared to cash from operating activities of $53.0 million in the prior fiscal year.

Our revenues were $1,176.6 million and $895.3 million for the fiscal years ended June 26, 2011 and June 27, 2010, respectively.  We experienced strong demand for our products during fiscal year 2011, reporting sequential revenue growth in each quarter, for a year over year increase of 31.4 percent compared to the prior year.  We currently expect revenues for first quarter of next fiscal to be between $290 million and $310 million.

During fiscal year 2011, we have taken a number of actions to respond to what had been  increased customer demand, including ongoing efforts to qualify external manufacturing sources and capital investments in our existing manufacturing operations.  Due to a further increase in demand, we have suspended, for the foreseeable future, our El Segundo, California fabrication facility consolidation initiative. As a result of suspending our El Segundo fabrication consolidation initiative, we released $3.5 million of accrued severance costs and $1.0 million of accrued employee retention bonuses during fiscal year 2011. In addition to the actions above, we built inventories for certain products during fiscal year 2011 in anticipation of future demand.  Our efforts to increase our manufacturing capacities are ongoing.  We currently have no plans to consolidate any facilities for the foreseeable future and will continue to evaluate our manufacturing capacity to attempt to address changes in demand.

Our gross margin percentage for fiscal year 2011 was 39.5 percent, an increase of 6.8 percentage points from fiscal year 2010, as a result of an increase in factory utilization due to higher production volumes and improved product mix.  In the near term we expect our gross margin to range between 37 percent to 39 percent.

On February 3, 2011 we purchased the tangible personnel and intellectual property of a privately held domestic corporation. As a result of the business acquisition (the “Technology Acquisition”), our expenses related to research & development (“R&D”) increased by approximately $1.1 million in fiscal year 2011.  Revenues and gross margin from the Technology Acquisition from the date of acquisition is consolidated in the Energy Saving Products segment.

On March 7, 2011, we acquired privately held CHiL Semiconductor Corporation (“CHiL”). Revenues and gross margin of CHiL from the date of acquisition is consolidated in the Enterprise Power segment. For the fiscal year 2011, the impact of this acquisition on revenues and gross margin was $2.8 million and $0.7 million, respectively.  Further, our R&D expenses and our selling, general and administrative (“SG&A”) expenses increased by approximately $2.5 million and $1.4 million, respectively.

During the fiscal year ended June 26, 2011, our SG&A expenses increased $24.6 million from the prior year, but decreased as percentage of revenues by 2.4 percentage points to 16.5 percent of revenues.  This increase in SG&A expenses was due primarily to increases in employee performance bonuses, costs related to the implementation of an Enterprise Resource Planning (“ERP”) system, increased headcount, sales commissions and freight costs related to higher revenues, and stock compensation expense. The increases in expense in fiscal year 2011 were partially offset by a reduction in legal fees and other professional services costs.

During the fiscal year ended June 26, 2011, R&D spending increased by $20.0 million from the prior fiscal year, but declined as percentage of revenues by 1.0 percentage point to 10.1 percent of revenues.  The increase in R&D was primarily driven by increases in employee performance bonuses, headcount includes the CHil Acquisition, material costs and stock compensation expense.  We expect to maintain or increase our investment levels in new product development over the next year in order to meet our longer term revenue goals.

We generated cash flow from operating activities of $161.9 million for fiscal year 2011, an increase in cash flow from operating activities from the prior fiscal year, which was $53.0 million.  The increase in cash provided by operating activities was due to the increase in net income for the fiscal year ended June 26, 2011 compared to the prior fiscal year, which was partially offset by an increase in working capital, the result primarily of an increase in accounts receivable and inventories.  Our cash, cash equivalents and investments as of June 26, 2011 totaled $497.6 million (excluding restricted cash of $2.1 million) compared to $582.9 million (excluding restricted cash of $3.7 million) as of June 27, 2010. The decrease in our cash and investments was primarily the result of (i) capital expenditures of $146.3 million, (ii) the use of cash to acquire CHiL and to complete the Technology Acquisition of an aggregate of $75.7 million, (iii) our repurchase of common stock under our stock repurchase program for $32.6 million, and (iv) our acquisition of certain intellectual property, including patents and patent rights, and a preferred stock investment for $9.0 million.  These uses of cash were partially offset by cash provided by operating activities of $161.9 million and proceeds from the exercise of stock options of $11.4 million.

Following the devastating earthquake and tsunami in Japan in March 2011, we conducted an assessment of our operations to identify any potential material impacts to our business.  Although we do not currently have direct or indirect manufacturing operations in Japan, we have a substantial sales presence in Japan, and many customers in Japan.  Based on the review and assessment of our supply chain, we have not experienced and do not currently anticipate any significant supply constraints from this matter.

During fiscal year 2011, we began the process of implementing SAP’s enterprise resource planning software, as well as related enhancements to our integrated financial and supply chain management systems which we expect to complete in fiscal 2012.  This process has been and continues to be complex, time-consuming and expensive, and potentially exposes us to certain risks including operational risks (see Part I, Item 1A, “Risk Factors—Our decision to implement a new ERP software platform has been subject to some delay, could be subject to further delays, may cost more than expected and could interrupt operational transactions during the implementation”).

Segment Reporting

For the description of our reportable segments, see Note 9, “Segment Information”, to our Consolidated Financial Statements set forth in Part II, Item 8.

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

Results of Operations

Selected Operating Results

The following table sets forth certain items included in selected financial data as a percentage of revenues (in millions, except percentages):

	Fiscal Year Ended
	June 26, 2011		June 27, 2010		June 28, 2009
Revenues	$1,176.6	100.0%	$895.3	100.0%	$740.4	100.0%
Cost of sales	711.7	60.5	602.7	67.3	515.5	69.6
Gross profit	464.9	39.5	292.6	32.7	224.9	30.4
Selling, general and administrative expense	193.7	16.5	169.2	18.9	262.1	35.4
Research and development expense	119.3	10.1	99.3	11.1	98.2	13.3
Impairment of goodwill	—	—	—	—	23.9	3.2
Amortization of acquisition-related intangible assets	6.8	0.6	4.4	0.5	4.4	0.6
Asset impairment, restructuring and other charges (recoveries)	(3.4)	(0.3)	0.3	—	56.5	7.6
Gain on divestiture	—	—	—	—	(96.1)	(13.0)
Operating income (loss)	148.4	12.6	19.4	2.2	(124.1)	(16.8)
Other expense, net	0.7	0.1	2.0	0.2	39.7	5.4
Interest income, net	(10.1)	(0.9)	(11.2)	(1.3)	(11.7)	(1.6)
Income (loss) before income taxes	157.8	13.4	28.6	3.2	(152.1)	(20.5)
(Benefit from) provision for income taxes	(8.7)	(0.7)	(52.2)	(5.8)	95.3	12.9
Net income (loss)	$166.5	14.2%	$80.8	9.0%	$(247.4)	(33.4)%

Amounts and percentages in the above table may not total due to rounding.

Revenues and Gross Margin

Revenues and Gross Margin for Fiscal Year 2011 Compared to Fiscal Year 2010

The following table summarizes revenues and gross margin by reportable segment for the fiscal year ended June 26, 2011 compared to the fiscal year ended June 27, 2010.  The amounts in the following table are in thousands:

	Fiscal Years Ended
	June 26, 2011			June 27, 2010			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$456,764	$144,140	31.6%	$345,610	$57,160	16.5%	32.2%	15.1 ppt
Energy Saving Products (ESP)	275,044	122,841	44.7	185,404	74,696	40.3	48.3	4.4
Automotive Products (AP)	112,174	33,542	29.9	72,932	17,630	24.2	53.8	5.7
Enterprise Power (EP)	134,627	59,425	44.1	128,691	54,450	42.3	4.6	1.8
Commercial segments total	978,609	359,948	36.8	732,637	203,936	27.8	33.6	9.0
HiRel	190,547	97,523	51.2	153,213	79,214	51.7	24.4	(0.5)
Ongoing customer segments total	1,169,156	457,471	39.1	885,850	283,150	32.0	32.0	7.1
Intellectual Property (IP)	7,421	7,421	100.0	9,447	9,447	100.0	(21.4)	—
Consolidated total	$1,176,577	$464,892	39.5%	$895,297	$292,597	32.7%	31.4%	6.8ppt

Revenues

Revenues from all our segments, taken as a whole, increased by $281.3 million, or 31.4 percent, while revenues from our ongoing customer segments (which excludes the IP segment) increased by $283.3 million, or 32.0 percent, for the fiscal year ended June 26, 2011 compared to the fiscal year ended June 27, 2010.  Revenues for our Commercial Segments taken as a whole increased 33.6 percent from prior fiscal year as a result of increased demand for our consumer related product components, increased sales in our products sold in server and storage applications, and an increase in demand for our products used in consumer appliance and air conditioner applications.  Revenues for our HiRel segment grew 24.4 percent from the prior fiscal year.

Within our Commercial Segments, all of our segments contributed to revenue growth for fiscal year 2011 compared to fiscal year 2010.  Revenues for our PMD segment increased 32.2 percent compared to the prior fiscal year due to an increase in demand for universal power supply components, consumer products components and a recovery in the demand for our industrial products components. Revenues for our ESP segment increased 48.3 percent compared to the prior fiscal year due to strong sales growth in our industrial and consumer appliance related products. Revenues for our AP segment increased 53.8 percent compared to the prior fiscal year as the result of an increase in demand due to increased production within the automotive industry for both North America and Europe and the ramp-up of sales for new customer designs.  Revenues for our EP segment increased 4.6 percent compared to the prior fiscal year due to a recovery in server demand, and a ramp up in new high performance computing and server component products.

Our HiRel segment revenues increased 24.4 percent for fiscal year 2011 compared to fiscal year 2010 due to strengthening in most of HiRel’s traditional market.  The space and commercial aerospace markets experienced significant increases in demand, while undersea and other heavy duty applications have experienced moderate demand increases.

Our IP segment revenues decreased $2.0 million, or 21.4 percent, to $7.4 million. We expect our IP segment revenues will be approximately $1.0 million to $2.0 million in each of the next several quarters absent the consummation of additional license agreements.

     Gross Margin

Our gross margin improved by 6.8 percentage points for the fiscal year 2011 compared to fiscal year 2010.  This increase in our gross margin was the result of an increase of 9.0 percentage points in gross margin for our Commercial Segments taken as a whole.  The increase in margin for our Commercial Segments was primarily due to a favorable change in the product mix towards higher margin products within our Commercial Segments, and improvement in factory utilization, as a result of higher production volumes, resulting in lower fixed costs per unit.  The favorable change in the product mix to higher margin products was primarily in three of our Commercial Segments; PMD, AP and ESP.  The favorable change in our PMD segment’s product mix was due to an increase in the volume of product shipments into the industrial market compared to the consumer market.  Our ESP segment’s favorable change in product mix was due to an increase in sales of our higher-margin appliance products. The favorable change in our AP segment’s product mix was due to an increase in the volume of product shipments of our higher margin intelligent power switch components.

HiRel segment’s gross margin dollars increased from $79.2 million to $97.5 million year over year and declined by 0.5 percentage points as a percentage of revenues for the fiscal year 2011 compared to the prior fiscal year.

Revenues and Gross Margin for Fiscal Year 2010 Compared to Fiscal Year 2009

The following table summarizes revenues and gross margin by reportable segment for the fiscal year ended June 27, 2010 compared to the fiscal year ended June 28, 2009.  The amounts in the following table are in thousands:

	Fiscal Years Ended
	June 27, 2010			June 28, 2009			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues %	Gross Margin ppt
Power Management Devices (PMD)	$345,610	$57,160	16.5%	$233,737	$25,394	10.9%	47.9%	5.6ppt
Energy Saving Products (ESP)	185,404	74,696	40.3	151,090	55,430	36.7	22.7	3.6
Automotive Products (AP)	72,932	17,630	24.2	54,061	11,621	21.5	34.9	2.7
Enterprise Power (EP)	128,691	54,450	42.3	87,473	32,462	37.1	47.1	5.2
Commercial segments total	732,637	203,936	27.8	526,361	124,907	23.7	39.2	4.1
HiRel	153,213	79,214	51.7	148,266	76,601	51.7	3.3	0.0
Ongoing customer segments total	885,850	283,150	32.0	674,627	201,508	29.9	31.3	2.1
Intellectual Property (IP)	9,447	9,447	100.0	27,673	27,673	100.0	(65.9)	—
Ongoing segments total	895,297	292,597	32.7	702,300	229,181	32.6	27.5	0.1
Transition Services	—	—	—	38,119	(4,325)	(11.3)	(100.0)	11.3
Consolidated total	$895,297	$292,597	32.7%	$740,419	$224,856	30.4%	20.9%	2.3ppt

        Revenues

Revenues from our ongoing segments increased by $193.0 million, or 27.5 percent, while revenues from our ongoing customer segments (which excludes the IP segment) increased by $211.2 million, or 31.3 percent, for the fiscal year ended June 27, 2010 compared to the fiscal year ended June 28, 2009.  Our Commercial Segments experienced year-over-year revenue growth of 39.2 percent as a result of increased demand for our consumer related product components, increased sales in our products sold in server and storage applications, and an increase in demand for our products used in consumer appliance and air conditioner applications.  Our HiRel segment contributed 3.3 percent revenue growth for fiscal year 2010.  Our IP segment revenues decreased $18.2 million, or 65.9 percent, in fiscal year 2010 as a result of the non-recurrence of $18.7 million in royalties attributed to a one-time amendment to one of our patent licenses in fiscal year 2009.

Within our Commercial Segments, all of our segments contributed to revenue growth for fiscal year 2010 compared to fiscal year 2009.  Our PMD segment reported revenues increase of 47.9 percent compared to the prior fiscal year due to a significant recovery in demand for our industrial product components and notebook product components and other consumer related product components during the last three quarters of fiscal year 2010.  Revenues for our ESP segment was up 22.7 percent compared to the prior fiscal year due to a recovery in market demand for our industrial and consumer appliance product components, and a market share gain in the market for appliance products. Our AP segment reported revenue growth of 34.9 percent compared to the prior fiscal year as the result of an increase in demand due to increased production within the automotive industry in both North America and Europe and the ramp-up of new designs.  Revenues from our EP segment was up 47.1 percent compared to the prior fiscal year due to a recovery in demand for server and network component products, and a ramp-up in new notebook and server component designs.  These EP revenues gains were partially offset by a decline in revenues from our gaming console customers related to a significant prior year period last time purchase of products.

Our HiRel segment revenues increased 3.3 percent for fiscal year 2010 compared to fiscal year 2009 due to strengthening in the space and biomedical market.  These gains were partially offset by continued softness in the commercial aerospace market in the first half of the 2010 fiscal year and a slower than expected recovery in undersea and other heavy industrial applications.

Gross Margin

Our gross margin for our ongoing segments improved slightly by 0.1 percentage points for the fiscal year 2010 compared to the prior fiscal year.  This increase in our gross margin was the result of an increase of 4.1 percentage points in gross margin for our Commercial Segments, partially offset by the significant reduction in our IP revenues which is recorded at 100 percent margin.  The increase in the margin for our Commercial Segments was primarily due to lower costs related to higher factory utilization and lower inventory write-offs.  These favorable impacts were partially offset by average selling price (“ASP”) erosion within our PMD and ESP segments.

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

Selling, General and Administrative Expense
(Dollar amounts in thousands)	Fiscal Year Ended June 26, 2011	% of Revenues	Fiscal Year Ended June 27, 2010	% of Revenues	Fiscal Year Ended June 28, 2009	% of Revenues	% Revenues Change 2011 vs. 2010	% Revenues Change 2010 vs. 2009
Selling, General and Administrative Expense	$193,748	16.5%	$169,190	18.9%	$262,068	35.4%	(2.4) ppt	(16.5) ppt

Selling, general and administrative expense was $193.7 million (16.5 percent of revenues) and $169.2 million (18.9 percent of revenues) for the fiscal years ended June 26, 2011 and June 27, 2010, respectively. The year-over-year increase in selling, general and administrative expense was primarily due to increases in employee performance bonuses, costs related to the implementation of ERP system, increased headcount, increases in sales commissions and freight costs related to higher revenues, and higher stock compensation expense. The increases in expense in fiscal year 2011 were partially offset by a reduction in legal fees and other professional services costs.

Selling, general and administrative expense was $169.2 million (18.9 percent of revenues) and $262.1 million (35.4 percent of revenues) for the fiscal years ended June 27, 2010 and June 28, 2009, respectively. The year-over-year decrease in selling, general and administrative expense was primarily due to costs incurred during the fiscal year ended June 28, 2009 associated with the $90.0 million securities class action litigation settlement, of which we incurred $45.0 million net of insurance proceeds.  In addition, we incurred proxy contest costs, costs related to an audit committee led investigation and filing support costs, in the aggregate, of $37.5 million which did not reoccur in fiscal year 2010.  Further, during the year ended June 27, 2010, costs were reduced through the reduction of headcount and related expenses, lower litigation related expenses, and the receipt of a $9.5 million insurance reimbursement related to the securities litigation.

Research and Development Expense
(Dollar amounts in thousands)	Fiscal Year Ended June 26, 2011	% of Revenues	Fiscal Year Ended June 27, 2010	% of Revenues	Fiscal Year Ended June 28, 2009	% of Revenues	% Revenues Change 2011 vs. 2010	% Revenues Change 2010 vs. 2009
Research and Development Expense	$119,339	10.1%	$99,310	11.1%	$98,211	13.3%	(1.0)ppt	(2.2) ppt

Research and development expense was $119.3 million (10.1 percent of revenues) and $99.3 million (11.1 percent of revenues) for the fiscal years ended June 26, 2011 and June 27, 2010, respectively. The year-over-year increase of $20.0 million in R&D expenses was primarily driven by increases in employee performance bonuses, headcount including the CHiL Acquisition, material costs and stock compensation expense.  We expect to maintain or increase our investment levels in new product development over the next year in order to meet our longer term revenue goals.

R&D expense was $99.3 million (11.1 percent of revenues) and $98.2 million (13.3 percent of revenues) for the fiscal years ended June 27, 2010 and June 28, 2009, respectively. The year-over-year increase of $1.1 million in R&D expenses was mainly due to an increase in headcount and higher spending on supplies related to new product development.

Impairment of Goodwill

During the fourth quarter of fiscal years 2011 and 2010, we completed our annual goodwill impairment tests.  Based on the results of these tests, no impairment was recorded.

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

Asset Impairment, Restructuring and Other Charges (Recoveries)

Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs initiated during fiscal years 2009 and 2008, as well as work force reduction actions undertaken as a result of the termination of the wafer services portion of a transition product services agreement  (“TPSA”) entered into with Vishay.  These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees and other related activities.

The following table summarizes restructuring charges net of recoveries incurred related to the restructuring initiatives discussed below.  These charges were recorded in asset impairment, restructuring and other charges (recoveries) (in thousands):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Reported in asset impairment, restructuring and other charges
(recoveries):
Asset impairment	$—	$—	$48,885
Severance and workforce reduction costs (recoveries)	(3,426)	194	6,648
Other charges	67	95	960
Total asset impairment, restructuring and other charges (recoveries)	$(3,359)	$289	$56,493

  In addition to the amounts in the table above, $1.0 million and $0.7 million of workforce reduction expense related to retention bonuses was recorded in cost of sales during the fiscal years 2010 and 2009, respectively, related to the restructuring initiatives. In fiscal year 2011, as a result of our decision to suspend for the foreseeable future our El Segundo Fabrication Facility Closure Initiative (as described below), we recorded a net credit to cost of sales for approximately $1.0 million to accrued workforce reduction costs related to retention bonuses. We also incurred costs to relocate and install equipment of $0.2 million, $2.1 million and $3.7 million for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively. These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in our restructuring related accruals for fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009,  which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	All Other (1)
Accrued severance and workforce reduction costs, June 29, 2008	$—	$—	$1,091
Charged to asset impairment, restructuring and other charges	1,815	3,610	1,678
Charged to operating expenses	—	468	238
Costs paid	(1,574)	(504)	(2,216)
Foreign exchange gains	118	—	1
Change in provision	—	(39)	(416)
Accrued severance and workforce reduction costs, June 28, 2009	359	3,535	376
Charged to asset impairment, restructuring and other charges	—	357	—
Charged to operating expenses	—	1,006	31
Costs paid	(347)	(2)	(244)
Foreign exchange gains	(12)	—	—
Change in provision	—	—	(163)
Accrued severance and workforce reduction costs, June 27, 2010	—	4,896	—
Change in provision	—	(4,435)	—
Accrued severance and workforce reduction costs, June 26, 2011	$—	$461	$—

(1)	All Other includes accruals related to Research and Development Facility, the Divestiture, and Other Activities and Charges.

The following table summarizes the total asset impairment, restructuring and other charges (recoveries) by initiative for the fiscal years 2011, 2010 and 2009:

	Newport, Wales	El Segundo	Research & Development Facility	Other Charges	Total
Fiscal 2009 reported in asset impairment, restructuring and other charges:
Asset impairment	$48,885	$—	$—	$—	$48,885
Severance and workforce reduction costs	1,815	3,571	381	881	6,648
Other charges	33	654	273	—	960
Total fiscal 2009 asset impairment, restructuring and other charges	$50,733	$4,225	$654	$881	$56,493

Fiscal 2010 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs	$—	$357	$(47)	$(116)	$194
Other charges	—	—	95	—	95
Fiscal 2010 total asset impairment, restructuring and other charges (recoveries)	$—	$357	$48	$(116)	$289

Fiscal 2011 reported in asset impairment, restructuring and other charges (recoveries):
Severance and workforce reduction costs (recoveries)	$—	$(3,426)	$—	$—	$(3,426)
Other charges	—	—	67	—	67
Fiscal 2011 total asset impairment, restructuring and other charges (recoveries)	$—	$(3,426)	$67	$—	$(3,359)

Newport, Wales Fabrication Facility Consolidation Initiative

We adopted a plan during the second quarter of fiscal year 2009 to consolidate our wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand.  Subsequent to initiating the plan and exiting certain portions of the facility, there was a significant recovery in demand during the second half of fiscal year 2009.  To service this unforeseen demand, we reopened much of the space previously designated for closure as part of this initiative.  The total pre-tax cost of the consolidation plan is approximately $52.4 million, of which $48.9 million represents non-cash charges.  These charges consisted of severance and other workforce reduction costs of $1.8 million, asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facility of $1.7 million. Through the end of fiscal year 2009, we had recorded $52.0 million of the estimated costs to complete the initiative.  During the year ended June 27, 2010, we recorded $0.5 million of costs related to moving and installing equipment.  These costs were charged to cost of sales.  Cash payments for this initiative were approximately $0.9 million during fiscal year 2010, and $3.2 million during fiscal year 2009.  There were no costs incurred or cash payments made for this initiative during fiscal year 2011.

El Segundo, California Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million.  Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs are being charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs and $3.9 million of other charges for this initiative. Due to continued higher demand than at the time the plan was adopted, in mid-fiscal 2011 we suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, we have recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs.

Cash payments for this initiative were approximately $0.2 million, $1.6 million and $3.5 million during the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively.  We intend to pay the remaining $0.5 million of accrued retention bonuses under this initiative in the first quarter of fiscal year 2012.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California Research and Development (“R&D”) fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. We have completed the closure of the Oxted, England facility, and intend to sell the underlying real property.

The El Segundo, California research and development fabrication facility is no longer used as a research and development fabrication facility.  It is now used only as an R&D test and office facility. As previously noted, the initiative to close the adjoining El Segundo, California fabrication facility has been suspended for the foreseeable future, and the final exit from the El Segundo, California research and development fabrication facility will likely not occur until that time.  Through fiscal year 2010, we incurred approximately $7.4 million of the total estimated costs under this initiative. Cash payments for this initiative were approximately $0.1 million during fiscal year 2011.

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

Gain on Divestiture

In June, 2009, we entered into a settlement agreement with Vishay, and as a result, resolved certain disputes related to the Divestiture of our PCS Business in fiscal year 2007.  The settlement agreement resolved the contingencies related to the gain from the Divestiture which had been deferred since the divestiture in fiscal year 2007.  As a result we reported a gain from the Divestiture of $96.1 million for fiscal year 2009.  See Note 3, “Gain on Divestiture,” in the notes to the consolidated financial statements for further discussion of the gain on Divestiture.

Other Expense, Net

Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other expense, net, was $0.7 million and $2.0 million for the fiscal years ended June 26, 2011 and June 27, 2010, respectively.  The decrease in expense was due primarily to a decrease in other-than-temporary investment impairment charges to $1.4 million in fiscal year 2011 compared to $3.4 million during fiscal year 2010 and lower foreign currency exchange losses in fiscal year 2011 compared to fiscal 2010 as noted below.  These decreases in other expense were partially offset by a lower gain related to a put option on an equity investment in fiscal year 2011 compared to fiscal year 2010.

For fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, we recognized foreign currency exchange gains (losses) of $(1.2) million, $(1.9) million, $0.7 million, respectively, in other expense.  These gains and losses were primarily from foreign currency forward contracts and non-functional currency receivables and payables balances.

Other expense, net, was $2.0 million and $39.7 million for the fiscal years ended June 27, 2010 and June 28, 2009, respectively.  The decrease in expense was due primarily to a decrease in other-than-temporary investment impairment charges to $3.4 million in fiscal year 2010 compared to $39.2 million during fiscal year 2009.

Interest Income, Net

Interest income was $10.7 million, $11.7 million and $13.0 million for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively.  The decline in interest income for fiscal year 2011 compared to fiscal year 2010 was due primarily to lower interest rates and lower interest bearing investment balances partially offset by an increase in gains on disposal of investments. These gains primarily related to our asset-backed and mortgage-backed securities.  These investments have been almost fully liquidated by the end of fiscal year 2011.  As a result of the liquidation of these securities, combined with low interest rates, we expect interest income in fiscal year 2012 to be at minimal levels.  The decline in interest income for fiscal year 2010 compared to fiscal year 2009, was the result of lower prevailing interest rates on lower average cash and investment balances during fiscal year 2010.

Interest expense was $0.6 million, $0.5 million, and $1.3 million for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively, primarily reflecting lower interest expense due to the termination of our revolving line of credit early in fiscal year 2009.

Income Taxes

The effective tax rate was (5.6) percent and (182.3) percent for the fiscal years ended June 26, 2011 and June 27, 2010, respectively.  The rate for the fiscal year ended June 26, 2011 was lower than the U.S. federal statutory rate of 35 percent primarily due to a release of valuation allowances, a release of contingent liabilities related to uncertain tax positions, and lower statutory rates in certain foreign jurisdictions which were partially offset by actual and deemed distributions.  The rate for the fiscal year ended June 27, 2010 was lower than the U.S. federal statutory rate of 35 percent primarily due to the release of contingent liabilities related to uncertain tax positions and lower statutory rates in certain foreign jurisdictions which were partially offset by actual and deemed distributions.

The effective tax rate was (182.3) percent and 62.7 percent for the fiscal years ended June 27, 2010 and June 28, 2009, respectively.  The rate for the fiscal year ended June 27, 2010 was lower than the expected U.S. federal statutory rate of 35 percent primarily due to the factors noted above.  The effective rate for the fiscal year ended June 28, 2009 was higher than the expected U.S. federal statutory tax rate of 35 percent primarily due to the increase in our deferred tax asset valuation allowance, the inability to benefit from state taxes, deemed foreign distributions, and the non deductibility of a portion of our impairment of goodwill, which were partially offset by the release of contingent liabilities related to uncertain tax positions and lower statutory rates in certain foreign jurisdictions.

Due to a change of certain circumstances with regards to the activities of our subsidiary in the United Kingdom (“U.K.”) and of our combined reporting group in California, we are able to release a portion of the valuation allowances against their respective deferred tax assets. Based on all of the available evidence, we have released $19.9 million of our valuation allowance which benefited the tax provision for fiscal year 2011.

During fiscal year 2011, we were granted certain incentives by the Singapore Economic Development Board. As a result, we started to operate under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020.  The impact of the Singapore tax holidays decreased the Singapore subsidiary’s deferred taxes by $2.0 million in fiscal year 2011 which also benefitted the tax provision for fiscal year 2011.

Liquidity and Capital Resources

Cash Requirements

Contractual Obligations

Our contractual obligations described below, as of the fiscal year ended June 26, 2011 are as follows (in thousands):

		Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 2 Years	2 - 3 Years	3 - 4 Years	4 - 5 Years	5 Years & Thereafter
Operating leases (1)	$21,809	$9,398	$4,234	$2,848	$2,153	$1,128	$2,048
Purchase commitments:
Capital purchase obligations	23,503	23,503	—	—	—	—	—
Other purchase obligations	45,012	41,472	2,488	754	298	—	—
Total contractual obligations	$90,324	$74,373	$6,722	$3,602	$2,451	$1,128	$2,048

	Amount of Commitment by Expiration Period

Commercial commitments	Total	2012	2013	2014	2015	Thereafter
Bank guarantees and letters of credit (1)	$1,632	$1,632	$—	$—	$—	$—
Total bank guarantees and letters of credit	$1,632	$1,632	$—	$—	$—	$—

(1)	These represent our off-balance sheet arrangements.

The contractual obligations table above does not include reserves recorded in fiscal year 2007 for indemnifications provided to Vishay related to certain tax obligations for divested entities or for liabilities related to unrecognized tax benefits, as we are unable to reasonably estimate the timing of settlement for these liabilities.  As of June 26, 2011, we have reserves of $4.0 million in other long-term liabilities for the indemnification liability and $17.1 million for non-current liabilities related to unrecognized tax benefits.

Other purchase obligations in the table above represent agreements with suppliers to supply wafers, inputs and/or services to our semiconductor wafer manufacturing facilities including ultra pure water, certain gases and waste water treatment services.

On October 27, 2008, our Board of Directors authorized a stock repurchase program of up to $100.0 million.  On July 20, 2010 our Board of Directors authorized an increase in the stock repurchase program limit by an additional $50.0 million bringing the total program authorization to $150.0 million.  Repurchases of our shares of common stock under this program may be made in the open market or through privately negotiated transactions.  The timing and actual number of shares repurchased depends on market conditions and other factors.  The stock repurchase program may be suspended at any time without prior notice.  For the fiscal year ended June 26, 2011, we repurchased approximately 1.4 million shares for approximately $32.6 million.  To date, we have purchased an aggregate of approximately 4.6 million shares for approximately $81.2 million under the program.

As of June 26, 2011, we had no outstanding credit facilities or long-term debt.

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

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and cash from operating activities.  While we currently have no outstanding long-term debt or credit facilities, in the longer term, we may need to borrow funds to meet our cash requirements. As such, we may evaluate, from time to time, opportunities to sell debt securities or obtain credit facilities to provide additional liquidity.

As of June 26, 2011, we had $497.6 million of cash (excluding $2.1 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $85.3 million from June 27, 2010.  The decrease in our cash and investments was primarily the result of capital expenditures of $146.3 million, the use of cash for the CHiL Acquisition and the Technology Acquisition of an aggregate of $75.7 million, the repurchase of our outstanding common stock under our stock repurchase program of $32.6 million, and the investment in certain intellectual property, including patents and patent rights, and preferred stock of an aggregate of $9.0 million. These uses were partially offset by cash provided by operating activities of $161.9 million and proceeds from the exercise of employee stock options of $11.4 million.

Our investments in fixed income securities include mortgage-backed and asset-backed securities which were severely impacted by the subprime mortgage and other ensuing credit crises and the value of these securities has not recovered to pre-credit crisis levels.  We have reduced our positions in these securities to a balance of $0.8 million, at fair value or 0.4 percent of our investments, as of June 26, 2011.  Impairment charges for other-than-temporary impairments on mortgage-backed and asset-backed securities to reduce the carrying value of these securities to their fair value during fiscal year 2011 were immaterial.

Total cash, cash equivalents, and investments at the end of each year were as follows (in thousands):

	Fiscal Year Ended
	June 26, 2011	June 27, 2010
Cash and cash equivalents	$298,731	$229,789
Investments	198,866	353,135
Total cash, cash equivalents, and investments	$497,597	$582,924

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our common stock repurchase program and capital expenditures.  Our outlook for fiscal year 2012 is that our cash flow from operating activities will continue to be positive.  We estimate that capital equipment expenditures for fiscal year 2012 will be in the range of $140 million to $170 million as we invest in new manufacturing process technologies, expand internal manufacturing capacity and implement a new ERP system.

 Cash Flow

Our cash flows were as follows (in thousands):

	Fiscal Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Cash flows provided by (used in) operating activities	$161,889	$53,011	$(41,211)
Cash flows (used in) provided by investing activities	(74,645)	(167,456)	109,608
Cash flows used in financing activities	(21,313)	(19,995)	(19,690)
Effect of exchange rates on cash and cash equivalents	3,011	(1,532)	(3,410)
Net increase (decrease) in cash and cash equivalents	$68,942	$(135,972)	$45,297

Non-cash adjustments to cash flows provided by operating activities during the fiscal year ended June 26, 2011 included $83.9 million of depreciation and amortization, $15.6 million of stock compensation expense, and $9.1 million from the net change in the inventory provision. Changes in operating assets and liabilities reduced cash provided by operating activities by $80.7 million, primarily attributed to increases in trade accounts receivable and inventories, partially offset by increases in accounts payable, accrued salaries and wages and other accrued expenses.

Cash used in investing activities during the fiscal year ended June 26, 2011 was primarily the result of the purchase of investments of $305.5 million, as we invested excess cash balances and reinvested proceeds from the sale or maturity of investments in new securities, capital expenditures of $146.3 million, the CHiL Acquisition and the Technology Acquisition for an aggregate of $75.7 million and our acquisition of certain intellectual property, including patents and patent rights, from third parties and a preferred stock investment in a third party for $9.0 million.  These uses of cash were partially offset by proceeds from the sale and maturities of investments of $459.8 million.

Cash used in financing activities during fiscal year 2011 of $21.3 million was from cash used for stock repurchases under the stock repurchase program, which was partially offset by proceeds from the exercise of stock options.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories.  Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.  Our working capital, excluding cash and cash equivalents and restricted cash at June 26, 2011 was $394.0 million.

The changes in working capital during fiscal year 2011 were as follows:

	June 26, 2011	June 27, 2010	Change
Current Assets
Cash and cash equivalents	$298,731	$229,789	$68,942
Restricted cash	439	1,913	(1,474)
Short-term investments	185,541	309,384	(123,843)
Trade accounts receivable, net	196,153	156,753	39,400
Inventories	250,174	170,168	80,006
Current deferred tax assets	1,950	2,085	(135)
Prepaid expenses and other receivables	33,943	40,243	(6,300)
Total current assets	$966,931	$910,335	$56,596

Current Liabilities
Accounts payable	$123,922	$94,646	$29,276
Accrued income taxes	6,850	5,764	1,086
Accrued salaries, wages and commissions	45,552	32,279	13,273
Current deferred tax liabilities	2	1,686	(1,684)
Other accrued expenses	97,402	75,259	22,143
Total current liabilities	273,728	209,634	64,094
Net working capital	$693,203	$700,701	$(7,498)

    For the changes in cash and investments, please see the discussions above for sources and uses of cash and for cash flows.

The increase in net trade accounts receivable of $39.4 million reflects the sequential increase in sales during fiscal year 2011. Also, days-sales-outstanding has increased approximately 2 days from prior year end.

The increase in inventory of $80.0 million as a result of a $23.8 million increase in finished goods, a $33.7 million increase in work-in-process inventory and a $22.5 million increase in raw materials. Much of this increase was planned as we built up our raw materials, die bank and finished goods inventories to support our forecasted revenue growth. As a result of these increases in inventory, inventory weeks increased by approximately 3 weeks to approximately 16 weeks as compared to inventory weeks as of the end of prior fiscal year.

The decrease in prepaid expenses and other receivables of $6.3 million was primarily the result of the receipt of a tax refund and the receipt of payment for royalties’ receivable.  These reductions were partially offset by an increase in recoverable value added taxes and an increase in receivables from third party semiconductor wafer manufacturers for materials supplied by the Company.

The increase in accounts payable of $29.3 million was primarily due to purchases related to inventory and higher capital expenditures to increase capacity.

The increase in accrued salaries, wages and commissions of $13.3 million was due primarily to an increase in accrued incentive bonuses, increases in accrued vacation pay, and an increase in accrued salaries and payroll taxes as a result of the increase in headcount during the 2011 fiscal year.

Other accrued expenses increased $22.1 million as a result of an increase in deferred revenue related to the timing of shipments, increases in revenue reserves due to the sequential increase in revenues and accruals for current fiscal year activity related to the implementation of an ERP system.  These increases were partially offset by a reduction in accrued severance due to the suspension of the El Segundo, California fabrication facility closure initiative.

Other

In connection with certain tax matters described in Note 10, “Income Taxes,” in the Notes to Consolidated Financial Statements, we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $3.2 million is more likely than not and as such, we have not recognized them as income tax benefits in our consolidated financial statements.

During fiscal year 2009, we filed amended U.S. federal income tax returns and claimed a refund.  It was estimated that the cash refund would be $23.6 million.  Of this refund, we received including interest, $18.9 million during fiscal year 2010, and $5.2 million during fiscal year 2011.  We do not expect any additional refund associated with the aforementioned amended U.S. federal income tax returns.

During fiscal year 2010, we filed amended U.S. state income tax returns and voluntary disclosure agreements and paid approximately $1.3 million in taxes and related interest and penalties to various U.S. state taxing authorities in connection with uncertain tax positions recorded for fiscal years 2001 through 2009.  During fiscal year 2011, we filed additional amended U.S. state income tax returns and voluntary disclosure agreements and paid $0.8 million in taxes and related interest and penalties as the final part of the state tax return filing process.  We do not expect to file any additional amended state income tax returns or voluntary disclosure agreements, or make any additional material payments associated with the aforementioned amended U.S. state income tax returns.

Recent Accounting Standards

Information set forth under Part II, Item 8, Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Standards” is incorporated herein by reference.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  The U.S. Securities and Exchange Commission has defined critical accounting policies as those that “are both most important to the portrayal of the company’s financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.”  As such, we have identified the following policies as our critical accounting policies: Revenue recognition and allowances for sales returns and price concessions, fair value of financial instruments, impairment of long-lived assets, intangibles and goodwill, other-than-temporary impairments, inventory valuation, income taxes and loss contingencies.

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

•
Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Our financial assets and liabilities valued using Level 2 inputs include agency bonds, corporate debt securities and foreign currency hedges, whose fair values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•
Level 3—Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instrument’s valuation.  Our financial assets valued using Level 3 inputs include asset-backed securities, a put option on a strategic investment and a liability for an acquisition-related contingent consideration arrangement.

Certain of our financial assets are measured using inputs, such as pricing models, discounted cash flow methodologies or similar techniques, where at least one significant model assumption or input is unobservable, a Level 3 input. We use Level 3 inputs for financial assets that include a non-transferable put option on a strategic investment and a liability for an acquisition-related contingent consideration. The put option on a strategic investment was valued using option pricing models based on the income approach. Level 3 inputs were also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there was a decrease in the observability of market pricing for these investments. At June 26, 2011, these securities were valued primarily using an independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and the amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 26, 2011.

Impairment of Long-Lived Assets, Intangibles and Goodwill

We evaluate the carrying value of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

We evaluate the carrying value of goodwill annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist.  In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.  We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In the first step of the impairment test, we estimate the fair value of the reporting unit.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, we perform the second step which compares the implied fair value of goodwill with the carrying amount goodwill, and if less, we write down the carrying amount of the goodwill to its implied fair value.

The fair value of our reporting units is determined using the income approach, which estimates fair value of our reporting units based on a discounted cash flow approach.  The discount rate we utilized for determining discounted cash flows was 14% based upon our assessment of the risks associated with the projected cash flows and market based estimates of capital costs. In completing our goodwill impairment analysis, we test the appropriateness of reporting units estimated fair value by reconciling the aggregate reporting units fair values with our market capitalization.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions.  These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, changes in working capital, discount rates, and the selection of appropriate control premiums.  Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates. Changes in assumptions regarding future results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

Our annual evaluation during fiscal years 2011 and 2010 indicated that the fair value of our reporting units was more than their carrying value indicating no impairment; however, during the third quarter of fiscal year 2009 we concluded that events and changes in circumstances, including our performance against business plan and the outlook for our business and industry, warranted an interim impairment analysis of goodwill.  Based on the results of this interim goodwill impairment test, we concluded that the Automotive Products and Intellectual Property reporting units’ carrying value exceeded their fair value.  As a result we recorded a goodwill impairment charge of $23.9 million during the third quarter of fiscal year 2009. See Part II, Item 8, Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies,” for a description of the goodwill impairment.

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

We evaluate long-lived assets based upon an estimate of future undiscounted cash flows.  Recoverability of these assets is measured by comparing the carrying value to the future net undiscounted cash flows expected to be generated by the asset.  Future net undiscounted cash flows include estimates of future revenues and expenses which are based on projected growth rates.  During fiscal years 2011 and 2010, no events or changes in circumstances occurred which would indicate that the carrying value of our long-lived assets may not be recoverable; however, during fiscal year 2009 we performed an impairment review of long-lived assets during the second and third fiscal quarters and recorded a combined impairment charge of $51.7 million for long-lived assets determined to have been impaired.

Other-Than-Temporary Impairments

We evaluate available-for-sale securities for other-than-temporary impairment.  Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.  Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before anticipated recovery in fair value.  If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings.  Other-than-temporary impairments relating to certain available-for-sale securities for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009 were $1.4 million, $3.4 million, and $39.2 million, respectively, and were included in other expense.  As of June 26, 2011, we had de minimis unrealized losses related to debt instruments classified as available-for-sale, and no unrealized losses on equity investments.

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

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both our geographic mix of income and our current tax exposures in each jurisdiction where we operate. These estimates involve complex issues, require extended periods of time to resolve, and require us to make judgments, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. We are also required to determine deferred tax assets and liabilities and the recoverability of deferred tax assets.  Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies.  Valuation allowances are established for deferred tax assets that we believe do not meet the “more likely than not” realization threshold.  Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors.  If our assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense.  Conversely, if we are ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense, credit other comprehensive income, or credit additional paid-in capital, as applicable.  Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in our tax provision.  We recognize any interest and penalties associated with income taxes in the corresponding liability of accrued income taxes or long-term income taxes payable.

Valuation allowances have been established for most of our U.S. and our United Kingdom (“U.K.”) Newport, Wales subsidiary’s deferred tax assets, which we believe do not meet the “more likely than not” realization threshold.  We examined the four sources of taxable income which allow the realization of deferred tax assets. They are: carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences.  As of June 26, 2011 we have a valuation allowance of $146.3 million against our net U.S. deferred tax assets of $169.3 million and a valuation allowance of $36.2 million against our U.K. Newport, Wales subsidiary’s net deferred tax assets of $45.6 million.

As cumulative pre-tax losses for the current and prior two years in the our U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards.  As to positive evidence which would outweigh the foregoing negative evidence, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections.  This has resulted in a complete valuation allowance on all U.S. federal net deferred tax assets.  However, we have released a portion of the valuation allowance against our California net deferred tax assets, as our California combined group has now recorded cumulative pre-tax income for the current and prior two years and we now believe $10.3 million of our California deferred tax assets met the “more likely than not” realization threshold. Therefore, this release benefits our current year tax provision.  In addition, we believe it is reasonably possible that we will release the valuation allowances of $72.6 million against our U.S. federal deferred tax assets, and $1.0 million against our California deferred tax assets by the end of fiscal year 2012.

In our U.K. Newport, Wales subsidiary, cumulative pre-tax losses for the current and prior two years constitute significant negative evidence.  Therefore, we require positive evidence of equal or greater significance at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards.  In evaluating the positive evidence available in this situation, expectations as to future taxable income are generally considered insufficient to overcome the negative evidence of recent cumulative losses, even if supported by detailed forecasts and projections. However, due to a change in certain circumstances with regards to the activities of this subsidiary, we are able to release a portion of the valuation allowance. Based on all the evidence available, we have released $9.6 million of our valuation allowance which benefitted the tax provision for the current year. In addition, we believe it is reasonably possible that we will release the remaining valuation allowance of $33.5 million against our U.K. Newport deferred tax assets by the end of fiscal year 2012.

Subsequent to June 26, 2011 and prior to the issuance of our financial statements for fiscal 2011, the statutory tax rate in the U.K. was reduced from 27 percent to 26 percent for calendar year 2011, and further reduced to 25 percent for calendar year 2012, effective April 1, 2011 retrospectively. We have concluded that the overall impact on the tax provision will be $1.6 million for our fiscal year 2012. In addition, we expect to reduce the U.K. deferred tax assets and valuation allowance by $3.4 and $2.7 million, respectively, as a result of the reduced statutory rate. Both the overall impact on the tax provision and the reduction of the U.K. deferred tax assets and valuation allowance will be reported on the financial statements for the first fiscal quarter of 2012 during which the reduced statutory rate was enacted.

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

We are pursuing refunds for income taxes we believe we have overpaid in Japan.  We cannot determine that the realization of the tax refunds of $3.2 million is probable and as such we have not recognized them as income tax benefits in our financial statements.

As of June 26, 2011, U.S. income taxes have not been provided on approximately $79.1 million of undistributed earnings of foreign subsidiaries since we consider these earnings to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

           Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at June 26, 2011, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $1.9 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.

Foreign Currency Exchange Rates

We hedge the risks of foreign currency denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions and currency forward contracts.  Exchange gains and losses on these foreign currency denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in negligible net exposure.

A significant amount of our revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, we have currency exposure related mainly to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, we have a sales office and a semiconductor wafer fabrication facility with revenues primarily in U.S. Dollars and Euro and expenses in British Pound Sterling and U.S. Dollars.  We do not hedge our revenues and expenses against changes in foreign currency exchange rates as we do not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging. To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, we have established a balance sheet transaction risk hedging program.  This risk management program generally uses currency forward contracts. These currency forward contracts are not designated as hedging instruments for accounting purposes.  Through our hedging program we seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.  For example, during the twelve months ended June 26, 2011, a 10% adverse change in the exchange rates of all currencies where we have an economic exposure (defined as a move by all such currencies in the same direction relative to the U.S. Dollar) would have resulted in an negative impact on income (loss)  before income taxes of approximately $2.9 million.  Upward movements against the U.S. Dollar of certain select currencies, combined with downward movements in select others, could have a larger negative impact.

In May 2006, we entered into a forward contract for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by our Japan subsidiary.  We had designated the forward contract as a cash flow hedge.  Under the terms of the forward contract, we were required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011.  In December 2007, we terminated the forward contract and received $2.8 million of cash as part of the settlement.  The net gain at the forward contract’s termination date was reported in accumulated other comprehensive income and planned to be recognized in earnings over the originally specified contractual time.

We concluded that beginning in the fourth quarter of fiscal year 2009, the May 2006 forward contract in Yen would not have been an effective hedge. As a result of this ineffectiveness in the hedge on a retroactive basis, we reassessed the effectiveness of the hedge on a prospective basis and determined that the hedge was ineffective on a prospective basis.  As a result of the determination that the hedge was ineffective, we recognized the remaining unamortized balance of the gain of $1.6 million in other income during the first quarter of fiscal year 2010.

In October 2004, our Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars.  The transaction commencement date was in March 2005 and the termination date was in April 2011.  Each month, we exchanged 9,540,000 Yen for $100,000.  When the applicable currency exchange rate was less than or equal to $1 to Yen 95.40, we exchanged 18,984,600 Yen for $199,000.

We had approximately $77.1 million and $58.3 million in notional amounts of forward contracts not designated as accounting hedges as of June 26, 2011 and June 27, 2010, respectively.  Net realized and unrealized foreign-currency gains (losses) related to foreign currency forward contracts recognized in earnings, as a component of other expense, were $(4.7) million and $1.3 million for the fiscal years ended June 26, 2011 and June 27, 2010, respectively.

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

At June 26, 2011, we had $497.6 million of total cash (excluding $2.1 million of restricted cash), cash equivalents and investments, consisting of available-for-sale fixed income securities.  We manage our total portfolio to encompass a diversified pool of investment-grade securities. The average credit rating of our investment portfolio is AA+/Aa1.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing returns.  To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	51
Financial Statements
Consolidated Statements of Operations for the Fiscal Years Ended June 26, 2011, June 27, 2010 and June 28, 2009	52
Consolidated Balance Sheets as of June 26, 2011 and June 27, 2010	53
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years Ended June 26, 2011, June 27, 2010 and June 28, 2009	54
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 26, 2011, June 27, 2010 and June 28, 2009	56
Notes to Consolidated Financial Statements	57

Supporting Financial Statement Schedule:

Schedule No.	Page
II. Valuation and Qualifying Accounts for the Fiscal Years Ended June 26, 2011, June 27, 2010 and June 28, 2009	119

Schedules other than those listed above have been omitted since they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements or related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of International Rectifier Corporation and Subsidiaries as of June 26, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 26, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Rectifier Corporation and Subsidiaries at June 26, 2011 and June 27, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 26, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), International Rectifier Corporation and Subsidiaries' internal control over financial reporting as of June 26, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2011 expressed an unqualified opinion thereon.

                                                                                                                     /s/ Ernst & Young LLP
Los Angeles, California
August 22, 2011

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Revenues	$1,176,577	$895,297	$740,419
Cost of sales	711,685	602,700	515,563
Gross profit	464,892	292,597	224,856

Selling, general and administrative expense	193,748	169,190	262,068
Research and development expense	119,339	99,310	98,211
Impairment of goodwill	—	—	23,867
Amortization of acquisition-related intangible assets	6,768	4,375	4,408
Asset impairment, restructuring and other charges (recoveries)	(3,359)	289	56,493
Gain on divestiture	—	—	(96,136)
Operating income (loss)	148,396	19,433	(124,055)
Other expense, net	718	2,019	39,717
Interest income, net	(10,114)	(11,221)	(11,694)
Income (loss) before income taxes	157,792	28,635	(152,078)
(Benefit from) provision for income taxes	(8,754)	(52,192)	95,339
Net income (loss)	$166,546	$80,827	$(247,417)
Net income (loss) per common share:
Basic:
Net income (loss) per common share	$2.35	$1.13	$(3.42)
Diluted:
Net income (loss) per common share	$2.33	$1.13	$(3.42)
Average common shares outstanding—basic	69,858	70,958	72,295
Average common shares and potentially dilutive securities outstanding—diluted	70,523	71,248	72,295

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 26, 2011	June 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$298,731	$229,789
Restricted cash	439	1,913
Short-term investments	185,541	309,384
Trade accounts receivable, net of allowances of $2,424 for 2011 and $3,725 for 2010	196,153	156,753
Inventories	250,174	170,168
Current deferred tax assets	1,950	2,085
Prepaid expenses and other receivables	33,943	40,243
Total current assets	966,931	910,335
Restricted cash	1,632	1,753
Long-term investments	13,325	43,751
Property, plant and equipment, at cost, net	444,759	347,745
Goodwill	121,570	74,955
Acquisition-related intangible assets, net	36,945	7,446
Long-term deferred tax assets	23,403	7,738
Other assets	62,419	47,194
Total assets	$1,670,984	$1,440,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,922	$94,646
Accrued income taxes	6,850	5,764
Accrued salaries, wages and commissions	45,552	32,279
Current deferred tax liabilities	2	1,686
Other accrued expenses	97,402	75,259
Total current liabilities	273,728	209,634
Long-term deferred tax liabilities	3,845	5,334
Other long-term liabilities	35,499	34,504
Total liabilities	313,072	249,472
Commitments and contingencies
Stockholders’ equity:
Common shares, $1 par value, authorized: 330,000,000; outstanding: 69,899,825 shares in 2011 and 70,324,178 shares in 2010	74,527	73,518
Preferred shares, $1 par value, authorized: 1,000,000; issued and outstanding: none in 2011 and 2010	—	—
Capital contributed in excess of par value	1,021,509	997,637
Treasury stock, at cost; 4,627,248 shares in 2011 and 3,193,930 shares in 2010	(81,245)	(48,671)
Retained earnings	345,735	179,189
Accumulated other comprehensive loss	(2,614)	(10,228)
Total stockholders’ equity	1,357,912	1,191,445
Total liabilities and stockholders’ equity	$1,670,984	$1,440,917

 The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Shares, at Par Value	Capital Contributed in Excess of Par Value	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 29, 2008	$72,826	$971,920	$—	$345,779	$53,912		$1,444,437
Net loss for the year ended June 28, 2009	—	—	—	(247,417)	—	$(247,417)	(247,417)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(64,436)	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax provision of $3,013	—	—	—	—		14,221	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $0	—	—	—	—	—	1,938	—
Other comprehensive loss	—	—	—	—	(48,277)	(48,277)	(48,277)
Comprehensive loss	—	—	—	—	—	(295,694)	—
Issuance of common shares:
Exercise of stock options and vesting of RSU’s—274,633 shares	275	2,247	—	—	—		2,522
Repurchase of common stock-1,909,649 shares	—	—	(23,632)	—	—		(23,632)
Tax charge from exercise of stock options	—	(340)	—	—	—		(340)
Stock-based compensation expense	—	7,959	—	—	—		7,959
Balance, June 28, 2009	73,101	981,786	(23,632)	98,362	5,635		1,135,252
Net income for the year ended June 27, 2010	—	—	—	80,827	—	80,827	80,827
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	—	(15,043)	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax provision of $1,772	—	—	—	—	—	745	—
Reclassification adjustments of gain on available-for-sale securities and foreign currency forward contract, net of tax provision of $0	—	—	—	—	—	(1,565)	—
Other comprehensive loss	—	—	—	—	(15,863)	(15,863)	(15,863)
Comprehensive income	—	—	—	—	—	$64,964	—
Issuance of common shares:
Exercise of stock options and vesting of RSU’s—416,617 shares	417	4,432	—	—	—		4,849
Repurchase of common stock-1,284,281 shares	—	—	(25,039)	—	—		(25,039)
Tax charge from exercise of stock options	—	—	—	—	—		—
Stock-based compensation expense	—	11,419	—	—	—		11,419
Balance, June 27, 2010	$73,518	$997,637	$(48,671)	$179,189	$(10,228)		$1,191,445

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)

(In thousands, except share data)

	Common Shares, at Par Value	Capital Contributed in Excess of Par Value of Shares	Treasury Stock, at Cost	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
Balance, June 27, 2010	$73,518	$997,637	$(48,671)	$179,189	$(10,228)		$1,191,445
Net income for the year ended June 26, 2011	—	—	—	166,546	—	$166,546	166,546
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	7,776	—
Net unrealized gains (losses) on available-for-sale securities, net of deferred tax benefit of $149	—	—	—	—	—	(162)	—
Other comprehensive income	—	—	—	—	7,614	7,614	7,614
Comprehensive income	—	—	—	—	—	$174,160	—
Issuance of common shares:
Exercise of stock options and vesting of RSU’s—1,009,415 shares	1,009	6,852	—	—	—		7,861
Repurchase of common stock-1,433,318 shares	—	—	(32,574)	—	—		(32,574)
Tax benefit from stock-based awards	—	1,406	—	—	—		1,406
Stock-based compensation expense	—	15,614	—	—	—		15,614
Balance, June 26, 2011	$74,527	$1,021,509	$(81,245)	$345,735	$(2,614)		$1,357,912

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income (loss)	$166,546	$80,827	$(247,417)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	77,137	70,686	64,003
Amortization of acquisition-related intangible assets	6,768	4,375	4,408
(Gain) loss on disposal of fixed assets	(250)	559	—
Stock compensation expense	15,614	11,419	7,405
Goodwill impairment	—	—	23,867
(Gain) loss on sale of investments	(7,985)	(6,485)	3,411
Other-than-temporary impairment of investments	1,433	3,349	39,239
Provision for (recovery of) bad debts	(2,117)	(2,168)	131
Provision for (recovery of) inventory write-downs	9,129	(2,997)	10,727
Asset impairment	—	—	51,709
Loss (gain) on derivatives	3,872	(3,427)	(1,220)
Divestiture gain	—	—	(96,136)
Deferred income taxes	(19,693)	(5,885)	104,101
Tax benefit from stock-based awards	1,406	—	340
Excess tax benefit from stock-based awards	(3,400)	(197)	(3)
Changes in operating assets and liabilities, net	(80,735)	(100,734)	(5,286)
Other	(5,836)	3,689	(490)
Net cash provided by (used in) operating activities	161,889	53,011	(41,211)
Cash flows from investing activities:
Additions to property, plant and equipment	(146,345)	(58,071)	(20,793)
Proceeds from sale of property, plant and equipment	800	535	576
Business acquisitions	(75,668)	—	—
Acquisitions of intellectual property	(7,500)	—	—
Cash conveyed as part of Divestiture	—	—	(30,000)
Withdrawals from deferred compensation plan	—	2,443	—
Sale of investments	128,210	146,667	317,591
Maturities of investments	331,594	146,060	117,555
Purchase of investments	(305,481)	(407,399)	(289,333)
Redemption of equity investment	—	2,050	—
Released from restricted cash	1,595	259	14,012
Purchase of cost-based investments	(1,850)	—	—
Net cash (used in) provided by investing activities	(74,645)	(167,456)	109,608
Cash flows from financing activities:
Decrease in restricted cash	—	—	1,416
Proceeds from exercise of stock options	11,412	5,629	3,023
Excess tax benefit from stock-based awards	3,400	197	3
Purchase of treasury stock	(32,574)	(25,039)	(23,632)
Net settlement of restricted stock units for tax withholdings	(3,551)	(782)	(500)
Net cash used in financing activities	(21,313)	(19,995)	(19,690)
Effect of exchange rate changes on cash and cash equivalents	3,011	(1,532)	(3,410)
Net increase (decrease) in cash and cash equivalents	68,942	(135,972)	45,297
Cash and cash equivalents, beginning of year	229,789	365,761	320,464
Cash and cash equivalents, end of year	$298,731	$229,789	$365,761

The accompanying notes are an integral part of these financial statements.

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

The Company’s products include power metal oxide semiconductor field effect transistors (“MOSFETs”), high voltage analog and mixed signal integrated circuits (“HVICs”), low voltage analog and mixed signal integrated circuits (“LVICs”), digital integrated circuits (“ICs”), radiation-resistant (“RAD-Hard”) power MOSFETs, insulated gate bipolar transistors (“IGBTs”), high reliability DC-DC converters, digital controllers and automotive products packages.

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

Reclassification

The Company has reclassified net settlement of restricted stock units from cash flow from operating activities to cash flow from financing activities in the consolidated statement of cash flow for the prior year periods to conform to current year presentation.

Prior period amounts have been adjusted to conform to current year presentation.

Fiscal Year

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. Fiscal year 2011 consisted of 52 weeks ending June 26, 2011, fiscal year 2010 consisted of 52 weeks ending June 27, 2010 and fiscal year 2009 consisted of 52 weeks ending June 28, 2009.  Fiscal quarters consist of 13 weeks ending on the last Sunday of the calendar quarter.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Shipping Costs

Outbound customer shipping costs are expensed as incurred and are included in selling, general and administrative expense. The expense for outbound customer shipments for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009 was $8.2 million, $6.8 million, and $6.0 million, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising expense for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009 was $2.8 million, $3.0 million and $3.0 million, respectively.

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

Interest (Income) Expense, Net

Interest (income) expense, net, for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009 was as follows (in thousands):

	Fiscal Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Interest income	$(10,679)	$(11,748)	$(13,033)
Interest expense	565	527	1,339
Interest income, net	$(10,114)	$(11,221)	$(11,694)

No interest was capitalized for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Income Taxes

Deferred income taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted rates in effect during the year in which the differences are expected to reverse. This process requires estimating both the Company’s geographic mix of taxable income, and its current tax exposures in each jurisdiction where it operates. These estimates involve complex issues, require extended periods of time to resolve, and require the Company to make judgments, such as anticipating the positions that it will take on tax returns prior to actually preparing the returns and the outcomes of disputes with tax authorities.  The Company is also required to measure and record deferred tax assets and liabilities and estimate the period of time over which the deferred tax assets will be realized. Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses offsetting deferred tax liabilities, and the availability of tax planning strategies. Valuation allowances are established for the deferred tax assets that the Company believes do not meet the “more likely than not” criteria. Judgments regarding future taxable income may be revised due to changes in market conditions, tax laws, or other factors. If the Company’s assumptions and estimates change in the future, the valuation allowances established may be increased, resulting in increased income tax expense. Conversely, if the Company is ultimately able to use all or a portion of the deferred tax assets for which a valuation allowance has been established, the related portion of the valuation allowance will be released to reduce income tax expense or goodwill, credit other comprehensive income, or credit additional paid-in capital, as applicable. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities recorded in the Company’s tax provision. The Company recognizes any interest and penalties associated with income taxes in income tax expense.

As of June 26, 2011, U.S. income taxes have not been provided on approximately $79.1 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) per Common Share

Net income (loss) per common share—basic is computed using the two-class method with net income (loss) available to common stockholders (the numerator) divided by the weighted average number of common shares outstanding (the denominator) during the period. In general, the computation of net (loss) income per common share—diluted is similar to the computation of net income per common share—basic except that the denominator is increased to include the number of additional common shares that would have been outstanding upon the exercise of stock options and vesting of restricted stock units using the treasury stock method.  Under the treasury stock method, the Company reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised and restricted stock units vested, and related unrecognized compensation.

Net income available to common stockholders is determined using the two-class method which requires that net income be allocated between the weighted average common shares outstanding and the weighted average participating securities outstanding for the period.  For fiscal years 2011, 2010, and 2009, the Company’s participating securities are the unvested, outstanding restricted stock units (“RSUs”) that have the right to receive dividend equivalents.  For periods with net losses, participating securities are anti-dilutive and are not allocated net losses.

Statements of Cash Flows

Components of the changes of operating assets and liabilities for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009 were comprised of the following (in thousands):

	Fiscal Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Trade accounts receivable	$(31,475)	$(59,013)	$4,112
Inventories	(86,517)	(18,259)	11,785
Prepaid expenses and other receivables	(518)	(949)	12,860
Accounts payable	19,714	30,486	(15,078)
Accrued salaries, wages and commissions	12,788	10,393	(9,927)
Deferred compensation	1,335	403	(1,117)
Accrued income taxes	(2,042)	(26,378)	(21,638)
Other accrued expenses	5,980	(37,417)	13,717
Changes in operating assets and liabilities	$(80,735)	$(100,734)	$(5,286)

Supplemental disclosures of cash flow information (in thousands):

	Fiscal Year Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Cash paid (received) during the year for:
Interest	$562	$541	$725
Income taxes	6,897	(20,172)	7,791
Non-cash investing activities:
Increase (decrease) in liabilities accrued for property, plant and equipment purchases	$16,054	2,320	1,059

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

 Financial assets and liabilities measured and recorded at fair value on a recurring basis in the Company’s consolidated balance sheet as of June 26, 2011 (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$15,996	$—	$15,996	$—
Short-term investments	185,541	70,292	115,249	—
Long-term investments	13,325	9,530	3,014	781
Other assets	33,004	30,231	—	2,773
Other accrued expenses	(309)	—	(309)	—
Other long-term liabilities	(8,038)	(7,638)	—	(400)
Total	$239,519	$102,415	$133,950	$3,154
Fair value as a percentage of total	100.0%	42.8%	55.9%	1.3%
Level 3 as a percentage of total assets				0.2%

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

The fair value of investments, derivatives, and other assets and liabilities are disclosed in Notes 2, 4, 5, and 7, respectively.  Cash and cash equivalents included $16.0 million of commercial paper as of June 26, 2011 and $26.6 million of commercial paper and $0.6 million of corporate notes as of June 27, 2010.

For the fiscal year ended June 26, 2011, the Company measured at fair value the assets and liabilities acquired in (i) the acquisition of CHiL Semiconductor Corporation, (ii) the acquisition of tangible personal and intellectual property of a privately held domestic corporation and (iii) the purchase of intellectual property, including patent and patent rights, as well as 25.0 million shares of preferred stock, from another privately held domestic company as described in Note 2 on a nonrecurring basis using significant unobservable inputs or Level 3 inputs.

As of June 27, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.

For the fiscal year ended June 26, 2011, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of each reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.

As of June 26, 2011, the Company’s investments fair valued using Level 2 inputs included commercial paper, corporate debt securities and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also fair values its foreign currency forward contracts using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Level 3 Valuations

The following tables provide a reconciliation of the beginning and ending balance of items measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal year ended June 26, 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at June 27, 2010	$ ―	$2,121	$23,337	$25,458
Total gains or (losses) (realized or unrealized):
Included in earnings	―	652	7,949	8,601
Included in other comprehensive income	―	—	(5,026)	(5,026)
Purchases, maturities, and sales:
Purchases/additions	400	―	1,500	1,500
Maturities/prepayments	―	―	(3,737)	(3,737)
Sales	―	―	(21,738)	(21,738)
Transfers into level 3	―	―	―	―
Transfers out of level 3	—	—	(1,504)	(1,504)
Ending balance at June 26, 2011	$400	$2,773	$781	$3,554

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs.  These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment and a liability for an acquisition-related contingent consideration arrangement. Level 3 inputs are also used to value investment securities that include certain mortgage-backed securities and asset-backed securities for which there is a decreased observability of market pricing for these investments. At June 26, 2011, these securities were valued primarily using an independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and the amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at June 26, 2011.

Gains and losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings consist of mark-to-market adjustments for derivatives and other-than-temporary impairments on investments.  These gains and losses are included in other (income) expense, net.  Realized gains or losses on the sale of securities are included in interest (income)/expense, net.

Other-Than-Temporary Impairments of Investments

The Company evaluates securities for other-than-temporary impairment on a quarterly basis.  Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation.  Factors considered include the length of time and extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer of the securities, the Company’s intent to sell, or whether it is more likely than not that it will be required to sell, the investment before anticipated recovery in fair value.  If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings as a component of other (income)/expense, net.

Cash, Restricted Cash, Cash Equivalents, and Investments

The Company classifies all highly liquid investments purchased with original or remaining maturities of ninety days or less at the date of purchase to be cash equivalents. The cost of these investments approximates their fair value. The Company invests excess cash in marketable securities consisting of available-for-sale fixed income securities, as well as strategic investments in the common stock and preferred stock of publicly traded foreign companies.  Unrealized gains and losses on these investments are included in other comprehensive income, a separate component of stockholders’ equity, net of any related tax effect. Realized gains and losses are included in other expense. Declines in value of these investments judged by management to be other-than-temporary, if any, are included in other expense, net.

Investments in non-marketable securities are carried at cost as the Company does not exert significant influence over any of its investments. The Company evaluates the carrying value of its investments for impairment on a periodic basis.

Marketable and non-marketable equity securities are classified as long-term assets in the Company’s consolidated balance sheet.

The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The Company’s investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Cash, restricted cash, cash equivalents and investments as of June 26, 2011 and June 27, 2010 are summarized as follows (in thousands):

	June 26, 2011	June 27, 2010
Cash and cash equivalents	$298,731	$229,789
Short-term investments	185,541	309,384
Restricted cash	2,071	3,666
Long-term investments	13,325	43,751
Total cash, restricted cash, cash equivalents and investments	$499,668	$586,590

Restricted cash of $1.0 million at June 27, 2010 was maintained to secure the Company’s remaining indemnity obligations, if any, pursuant to the terms of the of the sale of the Company’s former Power Control Systems business (“PCS Business”) to Vishay Intertechnology, Inc. (“Vishay”) (the “Divestiture”). The restricted cash was held by Union Bank of California, as escrow agent. The escrow account was closed in fiscal year 2011. See Note 3, “Gain on Divestiture”.

In addition, the Company had $1.6 and $2.4 million in a short-term deposit account with Bank of America as collateral for an outstanding letter of credit at June 26, 2011 and June 27, 2010, respectively, and approximately $0.5 million and $0.3 million with Citibank at June 26, 2011 and June 27, 2010, respectively, as collateral for travel card transactions.

Inventories

Inventories are stated at the lower of cost (generally first-in, first-out) or market. Inventories are reviewed for excess or obsolescence based upon demand forecasts for a specific time horizon and reserves are established accordingly. Manufacturing costs deemed to be abnormal, such as idle facility expense, excessive spoilage, double freight and re-handling costs are charged as cost of sales in the period incurred.

Inventories at June 26, 2011 and June 27, 2010, were comprised of the following (in thousands):

	June 26, 2011	June 27, 2010
Raw materials	$63,298	$40,805
Work-in-process	110,956	77,233
Finished goods	75,920	52,130
Total inventories	$250,174	$170,168

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Any gain or loss on retirement or disposition is included in operating expenses. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets, ranging from three to 40 years. Depreciation and amortization expense for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009 was $75.3 million, $68.4 million and $63.8 million, respectively. Property, plant and equipment at June 26, 2011 and June 27, 2010 was comprised of the following (in thousands):

	June 26, 2011	June 27, 2010	Range of Useful Life
Building and improvements	$176,838	$177,713	3 - 40
Equipment	1,039,097	937,548	3 - 15
Less: accumulated depreciation and amortization	(887,798)	(817,397)
	328,137	297,864
Land	15,894	15,679
Construction-in-progress	100,728	34,202
Total property, plant and equipment	$444,759	$347,745

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Amortization of improvements to leased premises is recorded using the straight-line method over the shorter of the remaining term of the lease or estimated useful lives of the improvements. Capital leases included in property, plant and equipment were not material at June 26, 2011 and June 27, 2010.

Repairs and maintenance costs are charged to expense as incurred. In the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, repairs and maintenance expenses were $50.1 million, $51.0 million and $31.9 million, respectively.

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

Goodwill and Acquisition-Related Intangible Assets

The Company classifies the difference between the consideration transferred and the fair value of any noncontrolling interest in the acquiree and the fair value of net assets acquired at the date of acquisition as goodwill. The Company classifies intangible assets apart from goodwill if the assets have contractual or other legal rights, or if the assets can be separated and sold, transferred, licensed, rented or exchanged. Depending on the nature of the assets acquired, the amortization period may range from two to 15 years for those acquisition-related intangible assets subject to amortization.

The Company evaluates the carrying value of long-lived assets, including goodwill, on an ongoing basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill and Other Intangible Assets

The Company evaluates the carrying value of the goodwill and other intangible assets annually during the fourth quarter of each fiscal year and more frequently if it believes indicators of impairment exist. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit. The Company identifies reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. In the first step of the impairment test, the Company estimates the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company performs the second step which compares the implied fair value of goodwill with the carrying amount of goodwill and writes down the carrying amount of the goodwill to the implied fair value.

The fair value of the Company’s reporting units is determined using the income approach, which estimates fair value of its reporting units based on a discounted cash flow approach.  The discount rate the Company utilized for determining discounted cash flows was 14% based upon its assessment of the risks associated with the projected cash flows and market based estimates of capital costs. In completing the goodwill impairment analysis, the Company tests the appropriateness of reporting units estimated fair value by reconciling the aggregate reporting units fair values with its market capitalization.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The determination of the fair value of the reporting units requires the Company to make significant estimates and assumptions.  These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization, changes in working capital, discount rates, and the selection of appropriate control premiums.  Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates. Changes in assumptions regarding future results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge.

The Company’s annual evaluation during fiscal years 2011 and 2010 indicated that the fair value of the reporting units was more than their carrying value indicating no impairment.  However, during the third quarter of fiscal year 2009 the Company concluded that events and changes in circumstances, including performance against business plan and the outlook for the business and industry, warranted an interim impairment analysis of goodwill.  Based on the results of this interim goodwill impairment analysis the Company concluded that the Automotive Products and Intellectual Property segments carrying value exceeded their fair value.  As a result the Company recorded a goodwill impairment charge of $23.9 million, $20.1 million of which related to the Intellectual Property segment and $3.8 million related to the Automotive Products segment, during the third quarter of fiscal year 2009.

As discussed in Note 2, “Business Acquisitions”, as a result of two acquisitions in fiscal year 2011, the Company recorded acquisition-related intangible assets of $28.8 million and goodwill of $46.6 million. Goodwill recognized from these acquisitions was assigned to the Company’s Enterprise Power business segment.

In addition, on July 30, 2010, the Company acquired certain intellectual property, including patent and patent rights, as well as 25.0 million shares of preferred stock, from a privately held domestic company for a total of $9.0 million. Of the $9.0 million, $7.5 million was allocated to the intellectual property and $1.5 million was allocated to the preferred stock. The allocation was based upon the estimated fair value of the intellectual property and preferred stock as of the acquisition date. The estimated fair values of the acquired patents and patent rights were determined based upon discounted after-tax cash flows adjusted for the probabilities of successful development and commercialization of the related technology. The $7.5 million allocated to the patents and patent rights will be amortized on a straight-line basis over the estimated life of the patents of 11 years. At June 26, 2011 and June 27, 2010, acquisition-related intangible assets included the following (in thousands):

	Amortization	June 26, 2011
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(28,560)	$23,485
Customer lists	5 - 12	10,430	(5,455)	4,975
Intellectual property and other	2 - 15	16,763	(8,278)	8,485
Total acquisition-related intangible assets		$79,238	$(42,293)	$36,945

	Amortization	June 27, 2010
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$29,679	$(23,379)	$6,300
Customer lists	5 - 12	5,330	(4,858)	472
Intellectual property and other	5 - 15	7,963	(7,289)	674
Total acquisition-related intangible assets		$42,972	$(35,526)	$7,446

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

As of June 26, 2011, the following table represents the total estimated amortization of intangible assets for the next five succeeding fiscal years (in thousands):

Fiscal Year	Estimated Amortization Expense
2012	$8,308
2013	6,708
2014	6,420
2015	6,220
2016	4,681
2017 and thereafter	4,608
Total	$36,945

The carrying amount of goodwill by ongoing segment as of June 26, 2011 and June 27, 2010 was as follows (in thousands):

Business Segments:	June 26, 2011	June 27, 2010
Power Management Devices	$—	$—
Energy Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	69,421	22,806
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$121,570	$74,955

As of June 26, 2011, $17.2 million of goodwill is deductible for income tax purposes of which $3.0 million was deducted in the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009, respectively.

The changes in the carrying amount of goodwill for the fiscal years ended June 26, 2011 and June 27, 2010 were as follows (in thousands):

Balance, June 28, 2009	$74,955
Impairment	—
Balance, June 27, 2010	74,955
Additions due to acquisitions	46,615
Balance, June 26, 2011	$121,570

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Other Accrued Expenses

Other accrued expenses at June 26, 2011 and June 27, 2010 were comprised of the following (in thousands):

	June 26, 2011	June 27, 2010
Sales returns	$34,112	$27,306
Accrued accounting and legal costs	9,943	10,855
Deferred revenue	16,329	10,200
Accrued employee benefits	3,733	3,422
Accrued divestiture liability	—	295
Accrued warranty	3,457	2,293
Accrued utilities	1,840	1,483
Accrued repurchase obligation	3,099	3,518
Accrued sales and other taxes	2,829	2,329
Accrued enterprise resource planning system costs	8,110	176
Severance liability	214	4,249
Other	13,736	9,133
Total other accrued expenses	$97,402	$75,259

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

The following table details the changes in the Company’s warranty reserve for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009, which is included in other accrued liabilities in the schedule above (in thousands):

Accrued warranty, June 29, 2008	$2,672
Accruals for warranties issued during the year	3,574
Changes in estimates related to pre-existing warranties	1,024
Warranty claim settlements	(5,503)
Accrued warranty, June 28, 2009	1,767
Accruals for warranties issued during the year	4,000
Changes in estimates related to pre-existing warranties	(1,324)
Warranty claim settlements	(2,150)
Accrued warranty, June 27, 2010	2,293
Accruals for warranties issued during the year	5,005
Changes in estimates related to pre-existing warranties	(1,228)
Warranty claim settlements	(2,613)
Accrued warranty, June 26, 2011	$3,457

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Other Long-Term Liabilities

Other long-term liabilities at June 26, 2011 and June 27, 2010 were comprised of the following (in thousands):

	June 26, 2011	June 27, 2010
Income taxes payable	$17,092	$18,825
Divested entities’ tax obligations	3,985	5,523
Deferred compensation	9,324	7,357
Other	5,098	2,799
Total other long-term liabilities	$35,499	$34,504

At June 26, 2011, the Company had $2.0 million of accrued asset retirement obligations, of which $1.8 million is included in “Other” in the table above with the remainder in other accrued expenses, related to future obligations to remove leasehold improvements and obligations for the closure of certain owned and leased manufacturing facilities. Depreciation and accretion expense was $0.1 million and $0.6 million for fiscal years 2011 and 2010, respectively.  Of these charges, in fiscal year 2011, $0.1 million was recorded in selling, general and administrative expense, and in fiscal year 2010, $0.3 million and $0.3 million were recorded in cost of sales and selling, general and administrative expense, respectively.

Derivative Financial Instruments

The Company’s primary objectives for holding derivative financial instruments are to hedge non-functional currency risks. The Company’s derivative instruments are recorded at fair value and are included in other long-term assets and other accrued liabilities. The Company’s accounting policies for derivative financial instruments are based on the criteria for designation of a hedging transaction as an accounting hedge, either as cash flow or fair value hedges. A cash flow hedge refers to the hedge of the exposure to variability in the cash flows of an asset or a liability, or of a forecasted transaction. A fair value hedge refers to the hedge of the exposure to changes in fair value of an asset or a liability, or of an unrecognized firm commitment. The criteria for designating a derivative as a hedge include the instrument’s effectiveness in risk reduction and, in most cases, a one-to-one matching of the derivative instrument to its underlying transaction. Gains and losses from derivatives designated as fair value accounting hedges generally offset changes in the values of the hedged assets or liabilities over the life of the hedge. The Company recognizes gains and losses on derivatives that are not currently designated as hedges for accounting purposes in earnings in other (income) expense, net. As of June 26, 2011 and June 27, 2010, the Company had no derivative instruments designated as accounting hedges.  As such, all gains and losses on derivatives for the years ended June 26, 2011 and June 27, 2010 were recognized in earnings.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income as of June 26, 2011, June 27, 2010, and June 28, 2009 were as follows (in thousands):

	June 26, 2011	June 27, 2010	June 28, 2009
Foreign currency translation adjustments	$(7,904)	$(15,680)	(637)
Net unrealized gains on foreign currency forward contracts	—	—	1,565
Net unrealized gains on available-for-sale securities	5,290	5,452	4,707
Accumulated other comprehensive (loss) income	$(2,614)	$(10,228)	$5,635

Change in Accounting Estimate

Effective December 27, 2010, the Company changed its depreciation method for certain fabrication equipment from the units-of-production method to the straight-line method.  The Company considers this change of depreciation method a change in accounting estimate affected by a change in accounting principle.  This change in estimate is accounted for prospectively as of the beginning of the third quarter of fiscal year 2011.  While the Company believes the units-of-production method, as a function of usage, reasonably reflects the matching of costs and revenues, it requires considerable effort to monitor and track the usage of certain fabrication equipment consistently across all fabrication facilities.  The Company believes the straight-line method of depreciation represents a better estimate of the use of the equipment over its productive life and better reflects the pattern of economic consumption.  Additionally, the Company believes the revised practice is consistent with the predominant industry practice.

The effects of the change described above to net income and net income per share was immaterial for the fiscal year ended June 26, 2011.

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

Prior to fiscal year 2011, the Company used the “simplified” method to estimate the expected term for share option grants as the Company did not have enough historical experience to provide a reasonable estimate.  Currently, the Company estimates the expected term of options using historical exercise and forfeiture data. The Company believes that this historical data is the best estimate of the expected life of a new option, and that generally all groups of the Company’s employees exhibit similar exercise behavior.  The Company uses market implied volatility of options to estimate expected volatility.  The Company believes implied volatility is a better indicator of expected volatility because it considers option trader’s forecast of future stock price volatility.

The Company grants RSU’s with three types of vesting schedules: (i) service-based, (ii) performance-based or (iii) market-based. The fair value for service-based and performance-based RSU’s is determined using the fair value of the Company’s common stock on the date of grant. The fair value of market-based RSU’s is estimated using the Monte Carlo Simulation method which takes into account the probability that the market conditions of these awards will be achieved.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Compensation expense for awards with service-based conditions is amortized over the requisite service period of the award on a straight-line basis. Compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the date the applicable condition is expected to be met. If the performance condition is not considered probable of being achieved, no expense is recognized until such time as the performance condition is considered probable of being met, if ever.  Compensation expense for RSU awards with market-based condition is recognized over the service period using the straight-line method. Compensation expense related to awards with a market-based condition is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Business Combinations

The Company currently uses the acquisition method to account for business combinations.  The acquisition method requires the Company to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, and recognize and measure goodwill or a gain from a bargain purchase.  The Company must also determine whether a transaction is a business combination by evaluating if the assets acquired and liabilities assumed constitute a business.  A business consists of inputs and processes applied to those inputs that have the ability to create outputs.  If the assets acquired are not a business, the Company shall account for the transaction or other event as an asset acquisition.

Stock Repurchase Program

On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. On July 20, 2010, the Company announced that its Board of Directors had authorized an increase in the limit of the stock repurchase program by $50.0 million, thereby increasing the total authorization for the plan to $150.0 million.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the fiscal year ended June 26, 2011, the Company repurchased approximately 1.4 million shares for approximately $32.6 million, and to date the Company has purchased approximately 4.6 million shares for approximately $81.2 million under the program. As of June 26, 2011, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the June 26, 2011 and June 27, 2010 consolidated balance sheets.

Concentration of Risk

The Company is subject to concentrations of credit risk in its investments, derivatives and trade accounts receivable.  The Company maintains cash, cash equivalents, and other securities with high credit quality financial institutions based upon the Company’s analysis of that financial institution’s relative credit standing.  The Company’s investment policy is designed to limit exposure to any one institution.  The Company also is exposed to credit-related losses in the event of non-performance by counterparties to derivative instruments.  The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings.  However, this does not eliminate the Company’s exposure to credit risk with these institutions.  This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted.  The Company considers the risk of counterparty default to be minimal.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computing, consumer, communications, automotive and industrial.  The Company has adopted credit policies and standards to accommodate industry growth and inherent risk.  The Company performs continuing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary.  Reserves are provided for estimated amounts of accounts receivable that may not be collected.  The Company maintains allowances for doubtful accounts and pricing disputes. These allowances as of fiscal years ended June 26, 2011 and June 27, 2010 were $2.4 million and $3.7 million, respectively.

Adoption of Recent Accounting Standards in the Fiscal Year Ended June 26, 2011

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.”  This amendment establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available.  The amendments also replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  In addition, the amendments eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price.  The Company adopted ASC update No. 2009-13 as of the beginning of fiscal year 2011, and the adoption did not have a material impact on the Company’s financial statements.

Recent Accounting Standards

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

In May 2011, the FASB issued ASC update No. 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS").  Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS.  Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:  1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements.  The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.  The Company does not believe that adoption of this update will have a material impact on its financial statements.

In June 2011, the FASB issued ASC update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  The entity is also required to present of the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

2. Business Acquisitions

CHiL Semiconductor Corporation

On February 24, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among International Rectifier Corporation, a Delaware corporation, Cancun Merger Corp., a Delaware corporation (“Cancun”) wholly-owned subsidiary of the Company, and CHiL Semiconductor Corporation, a Delaware corporation (“CHiL”) (collectively, the “Merger”).  Pursuant to the Merger and related documents, the Company agreed to acquire CHiL for $75 million in cash subject to a working capital adjustment by means of a merger of Cancun with and into CHiL, with CHiL becoming a wholly-owned subsidiary of the Company. The Merger was closed on March 7, 2011.

CHiL designs, develops and markets intelligent mixed-signal products using digital power techniques.  The results of CHiL are included in the Company’s Enterprise Power (“EP”) business segment.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Business Acquisitions (Continued)

The acquisition of CHiL has been accounted for as a business combination and has been included in the Company’s results of operations from March 7, 2011, the date the Merger was closed.  CHiL contributed revenues of $2.8 million and a net loss of $3.2 million to the Company’s results for the period from acquisition through June 26, 2011.

The total estimated consideration as shown in the table below is allocated to CHiL’s tangible and intangible assets and liabilities based on their estimated fair value as of the date of the completion of the transaction, March 7, 2011.  The Company made adjustments to the preliminary allocation in the fourth quarter of fiscal year 2011 which resulted in changes to consideration transferred, residual amount allocated to goodwill, inventory, intangibles, net working capital and deferred taxes. The estimated consideration is allocated as follows (in thousands):
Estimated Fair Value
Fair value of consideration transferred:

Cash consideration to CHiL shareholders, net of cash acquired	$73,168

Allocation of consideration:

Inventory valuation adjustment	$100
Property, plant, and equipment	207
Deferred tax asset	10,016
In-process research and development	100
Intangible assets	25,900
Goodwill	46,615
Net working capital	445
Deferred tax liability	(10,055)
Taxes payable	(160)
Total purchase price	$73,168

Pursuant to the Merger Agreement, $11.3 million of the cash consideration was placed in an indemnification escrow account.  Subject to deductions for certain claims, net working capital adjustments and the settlement of pre-closing tax liabilities, the escrow cash will be released and distributed to the former CHiL shareholders one year after the acquisition closing date.  Pursuant to the Merger Agreement, to the extent funds remain in the escrow following satisfaction of the Company’s claims and conditions set forth in the Merger Agreement are satisfied, funds would be used by the Company to pay bonuses of up to $0.8 million to certain CHiL employees if the employees remain employed by the Company in good standing one year after the acquisition closing date.  These retention bonuses, if paid, would be recorded as compensation expense over the service period.  Subject to the satisfaction of conditions set forth in the Merger Agreement, any portion of the $0.8 million not paid as retention bonus will be distributed to the former CHiL shareholders.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Business Acquisitions (Continued)

Identifiable acquisition-related intangible assets and their estimated useful lives are as follows (in thousands):

	Asset Amount	Weighted Average Useful Life
Completed technology	$19,500	5 years
Customer lists	5,100	6 years
Other intangible assets	1,300	3 years
Total acquisition-related intangible assets	$25,900

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

The allocation of the purchase price resulted in the Company recognizing $46.6 million of goodwill in the EP business segment related to the acquisition.  The goodwill is not deductible for tax purposes.  The factors that contributed to the recognition of goodwill for this acquisition include the expansion of the Company’s product offerings in the EP segment to include digital solutions, the Company’s expectation that the acquisition will improve the cost structure and efficiencies of the CHiL operations and the premium paid for the acquisition of CHiL.

Transaction costs related to the acquisition of CHiL were immaterial.

Technology Acquisition

On February 3, 2011, the Company entered into a Purchase and Sale Agreement (“the Agreement”) with a privately held domestic corporation, and its shareholders, to acquire tangible personal property and intellectual property (the “Technology Acquisition”) for $2.5 million in cash plus semiannual payments of $0.4 million for a period of three years and additional amounts contingent upon the achievement of certain financial and other operating results.  The semiannual payments are contingent upon the continued employment of the shareholders to be employed by the Company and will be expensed as compensation expense as incurred.  Any portion of the semi-annual payments not paid to the shareholders will be retained by the Company.  The seller was a development stage enterprise engaged in the development of power management technology solutions.

The Technology Acquisition has been accounted for as a business combination and is included in the Company’s results of operations from February 3, 2011, the date the Technology Acquisition closed.  The revenues and expenses for the Technology Acquisition during this period were immaterial.  The operating results of the Technology Acquisition are included in the Company’s Energy Saving Products (“ESP”) segment from the date of acquisition.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Business Acquisitions (Continued)

The total estimated consideration for the Technology Acquisition as shown in the table below is allocated to the tangible and intangible assets and liabilities based on their estimated fair value as of the date of the completion of the transaction, February 3, 2011.  Acquisition costs were not material. The consideration is allocated as follows:

Estimated Fair Value
Fair value of consideration transferred:

Cash consideration to the Technology Acquisition shareholders	$2,500
Contingent consideration	400
Total consideration transferred	$2,900

Allocation of consideration:

Intangible assets	$2,867
Long-term deferred tax asset	150
Other assets	33
Long-term deferred tax liability	(150)
Net assets acquired	$2,900

The contingent consideration arrangement requires the Company to pay additional consideration to the shareholders of the seller in the Technology Acquisition based on a percentage of cumulative pro forma earnings net of cumulative losses.  The fair value of the contingent consideration was estimated using a probability weighted discounted cash flow model and is a Level 3 measurement as described in Note 1.  The key assumptions in applying the income approach were a discount rate of 46 percent and estimated net cash flows from operations. As of June 26, 2011, there were no significant changes in the semi-annual payments or in the range of outcomes for the contingent consideration recognized as a result of the technology acquisition.

The Company identified one type of intangible asset acquired in the Technology Acquisition, completed technology rights.  The fair value of the completed technology was estimated utilizing a discounted cash flow analysis using the “income” approach, a Level 3 measurement, which estimates the fair value of the asset based on a discounted cash flow approach.  The completed technology has an estimated fair value of $2.9 million and will be amortized on a straight-line basis over the estimated useful life of the technology of 5 years.  The useful lives of the completed technology rights are based on the number of years for which cash flows have been projected.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Business Acquisitions (Continued)

Pro Forma Information (unaudited)

The results of operations for CHiL and the Technology Acquisition have been included in the Company’s consolidated statement of operations since the consummation of the acquisitions on March 7, 2011 and February 3, 2011, respectively.  The following unaudited pro forma financial information presents the combined results as if the acquisitions had occurred at the beginning of the current and prior fiscal year reporting periods (in thousands):

	Twelve Months Ended
	June 26, 2011	June 27, 2010

Combined revenues	$1,180,250	$896,411
Combined net income	155,085	62,860
Net income per share-basic	$2.19	$0.88
Net income per share-diluted	$2.17	$0.88

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

On June 25, 2009 the Company and Vishay entered into a settlement agreement which resolved the parties’ disputes related to the Divestiture as well as the uncertainties which resulted in the deferral of the gain on Divestiture.  Pursuant to the settlement agreement, the Company paid Vishay $30.0 million to settle certain claims made by Vishay and an additional $0.5 million for certain quality claims related to products manufactured by the PCS Business prior to the closing of the Divestiture transaction.  Approximately $14.0 of the $15.0 million of restricted cash then held in an escrow account to secure the Company’s indemnity obligations related to the Divestiture was released and included in the $30.0 million payment to Vishay in fiscal year 2009.  As a result of the resolution of the uncertainties related to the determination of the gain, the Company recognized a gain in continuing operations of $96.1 million in fiscal year 2009.  The escrow account was closed in fiscal year 2011 with approximately $0.5 million being released to the Company.

The Company also entered into certain transition services agreements for the sale and purchase of specified products, wafer and packaging services, manufacturing and other support services, for up to three years following the date of the Divestiture. The fair value of these transition agreements was recorded at $20.0 million for the transition services the Company was to provide to Vishay, and $3.4 million for the transition services Vishay was to provide to the Company. As a result of the partial termination of the transition services agreements and the settlement agreement with Vishay, the unamortized balances of the fair value of these agreements were reclassified to the gain on Divestiture.

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

Available-for-sale securities as of June 26, 2011 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$55,964	$51	$—	$51	$56,015
U.S. government and agency obligations	129,352	$174	—	174	129,526
Total short-term investments	$185,316	$225	$—	$225	$185,541
Long-Term Investments:
U.S. government and agency obligations	$12,501	$43	$—	$43	$12,544
Asset-backed securities	594	187	—	187	781
Total long-term investments	$13,095	$230	$—	$230	$13,325

Equity securities	$12,963	$9,473	$—	$9,473	$22,436

Available-for-sale securities as of June 27, 2010 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
U.S. government and agency obligations	$308,469	$919	$(4)	$915	$309,384
Total short-term investments	$308,469	$919	$(4)	$915	$309,384
Long-Term Investments:
U.S. government and agency obligations	$20,043	$378	$(3)	$375	$20,418
Mortgage-backed securities	9,089	2,689	—	2,689	11,778
Asset-backed securities	9,030	2,529	(4)	2,525	11,555
Total long-term investments	$38,162	$5,596	$(7)	$5,589	$43,751

Equity securities	$14,397	$3,791	$—	$3,791	$18,188

The Company manages its total portfolio to encompass a diversified pool of investment-grade securities. The investment policy is to manage its total cash and investments balances to preserve principal and maintain liquidity while maximizing the returns on the investment portfolio.

The Company holds as strategic investments the common stock of three publicly traded foreign companies and the common stock and preferred stock of a privately held domestic company. The common stock and preferred stock of the privately held domestic company are carried at cost of $1.5 million in other assets.  In addition, the Company has a note payable from a privately held company which it carries at cost of $0.4 million.  These investments are carried at cost as the Company has determined that it is not practicable to estimate the fair value of these investments given that the issuers are start-up companies whose securities are not publicly traded.  As of June 26, 2011, there have been no developments which would indicate the value of these investments has been impaired.  The common stock of the three publicly traded foreign companies are shown as “Equity Securities” in the table above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency.  The put option became effective September 1, 2009 and is reported at fair value.  As of June 26, 2011, the fair value of the option was $2.8 million, with changes in fair value recorded in other (income)/expense, net (See Note 5, “Derivative Financial Instruments”).  Dividend income from these investments was $0.1 million, $0.1 million, and $0.3 million for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009, respectively.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Other-than-temporary impairments relating to certain available-for-sale securities for the fiscal year ended June 26, 2011, June 27, 2010 and June 28, 2009 were $1.4 million, $3.4 million and $39.2 million, respectively.

During fiscal 2011, the Company determined that two equity investments were other-than-temporarily impaired and recorded impairment charges of $1.4 million.  During fiscal year 2010, the Company recorded impairment charges related to the mortgage-backed and asset-backed securities of $0.9 million and $2.5 million related to two equity investments, respectively.  During fiscal year 2009, the Company determined that mortgage-backed securities, asset-backed securities, and corporate bonds with stated maturities ranging from 1 to 27 years (expected maturity from 3 months to 20 years) and an equity investment were other-than-temporarily impaired and, as a result, recorded impairment charges of $33.3 million related to its investment in mortgage-back securities and asset-backed securities and $5.9 million related to its equity investment.

In connection with the Company's quarterly fiscal year 2010 reviews of its available-for-sale securities, the Company noted that the issuer of one of the Company’s equity investments had initiated a reorganization.  As a result of this reorganization, the Company did not believe the security will recover its value.  The Company determined that the security was other-than-temporarily impaired and recorded an impairment charge of $1.3 million during the fourth quarter of fiscal year 2010.  During fiscal year 2011, the Company performed a similar analysis of this investment and recorded an additional impairment charge of $0.5 million in the first quarter of fiscal 2011. In addition, the Company determined, during the first quarter of fiscal year 2010 that another of its equity investments was significantly below the original purchase cost and had been for a prolonged period of time. The Company has the intent and ability to hold this investment indefinitely. However, in the Company's judgment, the security's value may not recover to its purchase cost. Accordingly, the Company has determined that this investment was other-than-temporarily impaired due to the prolonged downturn in the overall market and recorded impairment charges of $1.2 million in fiscal year 2010 and $0.9 million in fiscal year 2011. In reaching its conclusion, the Company reviewed the financial statements of the issuer investment activity in the issuer and price trends for the security.  During the third quarter of fiscal year 2009 the Company performed a similar analysis of another equity investment and determined that the investment was other-than-temporarily impaired and recorded an impairment charge of $5.9 million.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Investments (Continued)

As of June 26, 2011, the Company had no available-for-sale investments that were in gross unrealized loss position.  The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held as of June 27, 2010. The unrealized loss position is measured and determined at each fiscal year end (in thousands):

	Securities held in a loss position for less than 12 months at June 27, 2010		Securities held in a loss position for 12 months or more at June 27, 2010		Total in a loss position at June 27, 2010
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$27,245	$(7)	$—	$—	$27,245	$(7)
Total	$27,245	$(7)	$—	$—	$27,245	$(7)

The amortized cost and estimated fair value of investments at June 26, 2011, by contractual maturity, are as follows (in thousands):

Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$185,316	$185,541
Due in 1-2 years	12,501	12,544
Due in 2-5 years	—	—
Due after 5 years	594	781
Total investments	$198,411	$198,866

(1)	Contractual maturity for asset-backed securities was based on initial contractual maturity dates.

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates as indicated in the table above.

Gross realized gains and (losses) were $8.2 million and $(0.3) million, respectively, for the fiscal year ended June 26, 2011.  Gross realized gains and (losses) were $6.5 million and $0 million, respectively, for the fiscal year ended June 27, 2010.  Gross realized gains and (losses) were $5.8 million and $(9.2) million, respectively, for the fiscal year ended June 28, 2009. The cost of marketable securities sold was determined by the first-in, first-out method.

During the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009 as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $5.6 million, $1.8 million and $37.1 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Investments (Continued)

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis (in thousands):

	As of June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt	$56,015	$—	$56,015	$—
U.S. government and agency obligations	142,070	79,822	62,248	—
Asset-backed securities	781	—	—	781
Equity securities-strategic investments	22,436	22,436	—	—
Total securities at fair value	$221,302	$102,258	$118,263	$781

The following tables present the balances of investments measured at fair value on a recurring basis (in thousands):

	As of June 27, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. government and agency obligations	$329,802	$233,049	$96,753	$—
Mortgage-backed securities	11,778	—	—	11,778
Asset-backed securities	11,555	—	—	11,555
Equity securities-strategic investments	18,188	18,184	—	4
Total securities at fair value	$371,323	$251,233	$96,753	$23,337

5. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  As of June 26, 2011, however, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, a put option on one of the Company’s strategic investments and a call option on the equity of a private domestic company (See Note 4, “Investments”). The private domestic company is a development stage entity and, as such, the Company is unable to determine the fair value the call option at this time.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Derivative Financial Instruments (Continued)

The Company had no outstanding interest rate derivatives as of June 26, 2011.

Foreign Currency Exchange Rates

The Company generally hedges the risks of foreign currency-denominated repetitive working capital positions with offsetting foreign currency denominated exchange transactions, and currency forward contracts or currency swaps.  Transaction gains and losses on these foreign currency-denominated working capital positions are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure.  The aggregate foreign currency gains (losses) included in net income for the fiscal years ending June 26, 2011, June 27, 2010 and June 28, 2009 were $(1.2) million, $(1.9) million and $(0.7) million, respectively.

A significant amount the Company’s revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a semiconductor wafer fabrication facility with revenues primarily in U.S. Dollars and Euros and expenses in British Pounds Sterling and U.S. Dollars.  The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging.  To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, the Company has established balance sheet transaction risk hedging program.  This risk management program generally uses currency forward contracts.  These currency forward contracts are not designated as hedging instruments for accounting purposes.  Through these hedging programs the Company seeks to reduce, but does not always entirely eliminate, the impact of currency exchange rate movements.

In May 2006, the Company entered into a forward contract for the purpose of reducing the effect of exchange rate fluctuations on forecasted inter-company purchases by its Japan subsidiary.  The Company had designated the forward contract as a cash flow hedge.  Under the terms of the forward contract, the Company was required to exchange 507.5 million Yen for $5.0 million on a quarterly basis starting in June 2006 and expiring in March 2011.  In December 2007, the Company terminated the forward contract and received $2.8 million of cash as part of the settlement.  The net gain at the forward contract’s termination date was reported in accumulated other comprehensive income.  The Company planned to recognize the gain over the originally specified time period.

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

In October 2004, the Company’s Japan subsidiary entered into a currency swap agreement to hedge intercompany payments in U.S. Dollars.  The transaction commencement date was in March 2005 and the termination date was in April 2011.  Each month, the Company exchanged JPY 9,540,000 for $100,000.  When the applicable currency exchange rate is less than or equal to 95.40, the Company exchanged JPY 18,984,600 for $199,000.

For its balance sheet transaction risk hedging program, the Company had approximately $77.1 million and $58.3 million in notional amounts of forward contracts not designated as accounting hedges outstanding at June 26, 2011 and June 27, 2010, respectively.  Net realized and unrealized foreign-currency gains (losses) related to foreign currency forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $(4.7) million and $1.3 million for the fiscal years ended June 26, 2011 and June 27, 2010, respectively.

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

At June 26, 2011, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets June 26, 2011		Derivative Liabilities June 26, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put option	Other assets	$2,773
Currency forward contracts			Other accrued expenses	$309
Total		$2,773		$309

At June 27, 2010, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets June 27, 2010		Derivative Liabilities June 27, 2010
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put option	Other assets	$2,121
Currency forward contracts	Prepaid expenses and other receivables	226
Foreign currency swap contract			Other accrued expenses	$146
Total		$2,347		$146

    The gain or (loss) recognized in earnings for the fiscal years ended June 26, 2011 and June 27, 2010 was comprised of the following (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	June 26, 2011	June 27, 2010
Put option	Other expense	$652	$2,121
Currency forward contracts	Other expense	(4,682)	1,334
Foreign currency swap contract	Other expense	158	(27)
Total		$(3,872)	$3,428

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Derivative Financial Instruments (Continued)

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of June 26, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$2,773	$—	$—	$2,773
Foreign currency derivatives:
Liabilities	(309)	—	(309)	—
Total derivative instruments at fair value	$2,464	$—	$(309)	$2,773

The following table presents derivative instruments measured at fair value on a recurring basis as of June 27, 2010 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$2,121	$—	$—	$2,121
Foreign currency derivatives:
Assets	226	—	226	—
Liabilities	(146)	—	(146)	—
Total derivative instruments at fair value	$2,201	$—	$80	$2,121

6. Bank Letters of Credit

As of June 26, 2011 and June 27, 2010 the Company had $1.6 million and $2.4 million, respectively, of outstanding letters of credit with a bank.  These letters of credit were secured by cash collateral provided by the Company in an amount equal to their face amount.

7. Stock-Based Compensation and Employee Benefit Plans

Stock Incentive Plans

For the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009, stock-based compensation awards were granted under Amended and Restated 2000 Incentive Plan (“2000 Plan”) and awards remained outstanding under this 2000 Plan and the 1997 Employee Stock Incentive Plan (“1997 Plan”). Options granted under the Company's stock-based compensation plans before November 22, 2004, generally became exercisable in annual installments of 25 percent beginning on the first anniversary date, and expire after seven years. Options granted after November 22, 2004, generally became exercisable in annual installments of 33 1/3 percent beginning on the first anniversary date, and expire after five years.

Under the 1997 Plan, options to purchase shares of the Company’s common stock may be granted to the Company’s employees and consultants. In addition, other stock-based awards (e.g., restricted stock units (“RSUs”), share appreciation rights and performance shares) may be granted, among other awards. As noted below, on November 22, 2004, the Company’s stockholders approved an amendment to the 2000 Plan to increase the authorized number of shares from 7,500,000 to 12,000,000 and discontinued further grants under the 1997 Plan.

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

The amendment also changed the maximum expiration term on future option awards to five years, and contained certain limitations on the maximum number of shares that may be awarded to an individual. No awards may be made under the 2000 Plan after August 24, 2014. As of June 26, 2011, there were 509,616 shares available for future awards under the 2000 Plan.

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards. Such shares are subject to registration under applicable securities laws, including pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (“SEC”), unless an applicable exemption applies.

The following table summarizes the stock option activity for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 29, 2008	9,360	$40.43		$2,568
Granted	3,151	$15.16	$6.38
Exercised	(224)	$13.47		$411
Expired or forfeited	(4,039)	$42.71
Outstanding, June 28, 2009	8,248	$30.40		$3,738
Granted	268	$19.03	$6.11
Exercised	(351)	$16.02		$1,674
Expired or forfeited	(2,380)	$37.31
Outstanding, June 27, 2010	5,785	$27.88		$13,946
Granted	31	$23.42	$6.66
Exercised	(791)	$14.42		$11,153
Expired or forfeited	(2,033)	$42.75
Outstanding, June 26, 2011	2,992	$21.30		$22,154

For the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009, the Company received proceeds of $11.4 million, $5.6 million and $3.0 million, respectively, as a result of the exercise of stock options. The tax benefit realized for the tax deductions from stock-based awards was $1.4 million for fiscal year ended June 26, 2011 and zero for the fiscal years ended June 27, 2010 and June 28, 2009, respectively.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

The following table summarizes the stock options outstanding at June 26, 2011, and the related weighted average price and life information (in thousands, except year and price data):

	June 26, 2011
	Outstanding				Exercisable
Range of Exercise Price per Share	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.0 to $12.95	854	2.81	$12.83		473	2.80	$12.81
$13.56 to $18.35	143	2.83	14.38		83	2.63	13.81
$18.55 to $18.55	966	2.11	18.55		508	2.11	18.55
$18.62 to $43.00	1,029	1.26	31.86		841	0.80	34.57
	2,992	2.05	$21.30	$22,154	1,905	1.72	$23.99	$11,769

The following table summarizes the RSU activity for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, June 29, 2008	1	$48.10	$13
Granted	446	$17.39
Vested	(92)	$12.06	$1,111
Expired or forfeited	—
Outstanding, June 28, 2009	355	$17.84	$5,215
Granted	203	$19.26
Vested	(101)	$19.38	$1,960
Expired or forfeited	(5)
Outstanding, June 27, 2010	452	$18.49	$9,113
Granted	1,984	$21.37
Vested	(342)	$18.73	$9,719
Expired or forfeited	(43)
Outstanding, June 26, 2011	2,051	$21.22	$53,501

The Company's stock-based compensation plan permits the reduction of a participant’s RSUs for purposes of settling a participant’s income tax withholding obligation. During the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, the Company withheld RSUs representing 124,363, 39,744 and 41,827 shares, respectively, to fund participant income tax withholding obligations.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

Starting in fiscal year 2010, the Company has made awards of RSUs with performance vesting (non-market-based) criteria to executives and certain key employees pursuant to the 2000 Plan.  The awards were granted at the market price of the underlying share of the Company’s common stock on the date of grant. Any vesting of such awards would take place upon the achievement of certain performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  The performance goals for the awards vary depending on the executive officer or key employee. For grants made in fiscal 2011, performance goals must be achieved generally on or before the end of the Company’s fiscal year 2012 for the awards to vest, although some of the awards provide for achievement of performance goals on or before earlier dates.  The Company granted 311,212 and 170,000 RSUs with performance vesting criteria in fiscal years 2011 and 2010, respectively.  The Company recognized $3.8 million and $1.9 million of expense for these awards during fiscal years 2011 and fiscal 2010, respectively, based on actual achievement or the determination that the achievement of certain of the performance goals was probable within the time established for the awards.

In the fourth quarter of fiscal year 2011, the Company granted RSUs with market-based vesting criteria to executives and certain key employees pursuant to the 2000 Plan.  These market-based awards vest (or fail to vest) as of the end of the Company’s fiscal year 2014 but the actual number of these awards which will ultimately vest is based on the average closing market price of the Company’s common stock computed over the Company’s 2014 fiscal year, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  The fair value of these awards was estimated using the Monte Carlo Simulation method which takes into account the probability that the market conditions of these awards will be achieved.  Compensation costs related to awards with a market-based condition are recognized regardless of whether the market conditions are satisfied, provided that the requisite service has been provided. The Company granted 366,100 RSUs with market-based vesting criteria in fiscal 2011.  Due to the timing of the grant of the award at the end of the fourth quarter of fiscal 2011, there was no expense associated with these awards recognized by the Company in fiscal 2011.

In addition to the performance and market-based RSUs, during the year ended June 26, 2011, the Company made awards of 1,272,730 RSUs to employees, and 34,335 RSUs to members of the Board of Directors, in each case under the 2000 Plan, and which awards provided for vesting over a period of service, subject to the terms and conditions of the 2000 Plan and applicable award documentation.  For the awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The awards made to members of the Board of Directors were made as part of the Board’s annual director compensation program, under which the vesting of awards takes place on the first anniversary of the date of grant.

Additional information relating to the stock-based compensation plans, including employee stock options and RSUs, at June 26, 2011, June 27, 2010, and June 28, 2009, is as follows (in thousands):

	2011	2010	2009
Outstanding options exercisable	1,905	3,719	5,179
Options and RSUs available for grant	510	3,291	2,408
Total reserved common stock shares for stock option plans	5,553	9,528	11,011

Forfeitures are estimated at the time of grant. Based on the Company’s historical exercise and termination data, a five percent forfeiture rate is assumed for the majority of the options.

For the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009, stock-based compensation expense associated with the Company’s stock options and RSUs, is as follows (in thousands):

	2011	2010	2009
Selling, general and administrative expense	$9,245	$7,906	$5,182
Research and development expense	3,115	1,642	1,773
Cost of sales	3,254	1,871	450
Total stock-based compensation expense	$15,614	$11,419	$7,405

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

Certain of the Company’s RSU and option award agreements provide for the vesting of one or more installments upon the satisfaction of certain conditions, among them certain conditions for an awardees’ retirement from service from the Company.  For the year ended June 26, 2011, the Company recorded an aggregate of $0.8 million for awardees determined to be potentially eligible for retirement under applicable award agreements and such amount is included in the total selling, general and administrative, research and development, and cost of sales expense lines above.

The total unrecognized compensation expense for outstanding stock options and RSUs was $38.3 million as of June 26, 2011, and will be recognized, in general, over three years, except for performance-based RSUs, and one stock option award and RSU award made to the Chief Executive Officer (“the CEO”). The awards to the CEO (which are included in the awards disclosed above), include an option to purchase 750,000 shares and an award of RSUs in the amount of 250,000 shares made to the CEO during fiscal year 2008 as provided for under his employment agreement. The compensation expense for the CEO’s awards made during fiscal year 2008 is being recognized over five years.  The unrecognized compensation expense for the outstanding performance based RSUs will be recognized when it is determined that it is probable the goals will be achieved or upon achievement of the goals, whichever event occurs first.  The weighted average number of years to recognize the total compensation expense (including that of the CEO) is 1.7 years.

The fair value of the stock options associated with the above compensation expense for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009, respectively, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009
Expected life	3.5 years	3.6 years	3.8 years
Risk free interest rate	0.84%	1.31%	1.99%
Volatility	38.34%	40.07%	55.25%
Dividend yield	0.00%	0.00%	0.00%

During the period from April 2007 through August 2008 (“Suspension Period”), the Company was unable to issue registered shares to settle stock option exercises as the Company was not current with its periodic filings with the SEC as a result of the Audit Committee’s investigation of the Company’s accounting practices.  As such, the Company applied the “simplified” method to determine the expected life of stock options at the date of grant as it could not rely on its historical exercise data due to the impact the Suspension Period had on the historical exercise data.  Beginning in fiscal 2011, the Company estimates the expected term of options using historical exercise and forfeiture data. The risk-free interest rate is based on U.S. Treasury securities with maturities equal to the expected life of the option.

With respect to volatility, the Company has certain financial instruments that are publicly traded from which it can derive the implied volatility. The Company uses market implied volatility of options for valuing its stock options.  The Company believes implied volatility is a better indicator of expected volatility because it considers option trader’s forecast of future stock price volatility.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Stock-Based Compensation and Employee Benefit Plans (Continued)

Employee Stock Participation Plan

The Company’s amended 1984 Employee Stock Participation Plan (“Amended ESPP”), has been suspended since April 2007.  Participation in the Amended ESPP has remained suspended through fiscal year 2011. No shares have been issued during the suspension of the Amended ESPP and 755,542 shares remained unissued at June 26, 2011.

Deferred Compensation Plan

The Company has a deferred compensation plan which provides directors, executive management and other key employees with the ability to defer the receipt of compensation in order to accumulate retirement funds on a tax deferred basis.  The Company does not make contributions to the deferred compensation plan or guarantee returns on the investments.  Participant deferrals and investment gains and losses remain the Company’s assets and are subject to claims of general creditors.

The assets and liabilities of the deferred compensation plan are recorded at fair value each reporting period with the changes in fair value recorded in other income (expense).  As of June 26, 2011 and June 27, 2010, the fair value of the assets was $7.8 million and $7.3 million, respectively, and the fair value of the liabilities was $7.6 million and $6.0 million.  The Company recorded net changes in fair value for the deferred compensation plan in other expense, net of $0.4 million, $0.4 million and $0.5 million for fiscal years 2011, 2010 and 2009, respectively.

Employee Savings Plan - 401(k) Plan

The Company sponsors a 401(k) plan which provides participating employees with an opportunity to accumulate funds for retirement.  The Company’s contributions to the 401(k) plan were $2.5 million, $2.9 million, and $3.0 million for fiscal years 2011, 2010 and 2009, respectively.

8. Asset Impairment, Restructuring and Other Charges (Recoveries)

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

8. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

Asset impairment, restructuring and other charges represent costs related primarily to the following:
  Newport Fabrication Facility Consolidation Initiative
  El Segundo Fabrication Facility Closure Initiative
  Research and Development Facility Closure Initiative
  Termination of the Vishay transition product services agreement ("TPSA"), related to the Company's April 2007 Power Control Systems business divestiture ("Divestiture")
The following table summarizes restructuring charges incurred during the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (recoveries) (in thousands):

	2011	2010	2009
Reported in asset impairment, restructuring and other charges (recoveries):
Asset impairment	$—	$—	$48,885
Severance and workforce reduction costs (recoveries)	(3,426)	194	6,648
Other charges	67	95	960
Total asset impairment, restructuring and other charges (recoveries)	$(3,359)	$289	$56,493

 In addition to the amounts in the table above, $1.0 million and $0.7 million of workforce reduction expense related to retention bonuses was recorded in cost of sales during the fiscal years 2010 and 2009, respectively, related to the restructuring initiatives. In fiscal year 2011, as a result of its decision to suspend its El Segundo Fabrication Facility Closure Initiative, the Company recorded a net credit to cost of sales for approximately $1.0 million to accrued workforce reduction costs related to retention bonuses. In addition costs were incurred to relocate and install equipment of $0.2 million, $2.1 million and $3.7 million for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively. These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in the Company's restructuring related accruals for fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009  which are included in other accrued expenses on the balance sheet (in thousands):

	Newport, Wales	El Segundo	All Other (1)
Accrued severance and workforce reduction costs, July 29, 2008	$—	$—	$1,091
Charged to asset impairment, restructuring and other charges	1,815	3,610	1,678
Charged to operating expenses	—	468	238
Costs paid	(1,574)	(504)	(2,216)
Foreign exchange gains	118	—	1
Change in provision	—	(39)	(416)
Accrued severance and workforce reduction costs, June 28, 2009	359	3,535	376
Charged to asset impairment, restructuring and other charges	—	357	—
Charged to operating expenses	—	1,006	31
Costs paid	(347)	(2)	(244)
Foreign exchange gains	(12)	—	—
Change in provision	—	—	(163)
Accrued severance and workforce reduction costs, June 27, 2010	—	4,896	—
Change in provision	—	(4,435)	—
Accrued severance and workforce reduction costs, June 26, 2011	$—	$461	$—

(1)	All Other includes accruals related to Research and Development Facility, the Divestiture, and Other Activities and Charges.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

The following table summarizes the total asset impairment, restructuring and other charges (recoveries) by initiative for the fiscal years 2011, 2010 and 2009:

	Newport, Wales	El Segundo	Research & Development Facility	Other Charges	Total
Fiscal 2009 reported in asset impairment, restructuring and other charges:
Asset impairment	$48,885	$—	$—	$—	$48,885
Severance and workforce reduction costs	1,815	3,571	381	881	6,648
Other charges	33	654	273	—	960
Total fiscal 2009 asset impairment, restructuring and other charges	$50,733	$4,225	$654	$881	$56,493

Fiscal 2010 reported in asset impairment, restructuring and other charges (recoveries):
Asset impairment	$—	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	—	357	(47)	(116)	194
Other charges	—	—	95	—	95
Fiscal 2010 total asset impairment, restructuring and other charges	$—	$357	$48	$(116)	$289

Fiscal 2011 reported in asset impairment, restructuring and other charges (recoveries):
Asset impairment	$—	$—	$—	$—	$—
Severance and workforce reduction costs (recoveries)	—	(3,426)	—	—	(3,426)
Other charges	—	—	67	—	67
Fiscal 2011 total asset impairment, restructuring and other charges (recoveries)	$—	$(3,426)	$67	$—	$(3,359)

Newport, Wales Fabrication Facility Consolidation Initiative

The Company adopted a plan during the second quarter of fiscal year 2009 to consolidate its wafer manufacturing operations in Newport, Wales to reduce manufacturing costs and reduce capacity as a result of a decline in market demand.  Subsequent to initiating the plan and exiting certain portions of the facility, there was a significant recovery in demand during the second half of fiscal year 2009.  To service this unforeseen demand, the Company reopened much of the space previously designated for closure as part of this initiative.  The total pre-tax cost of the consolidation plan is approximately $52.4 million, of which $48.9 million represents non-cash charges.  These charges consisted of severance and other workforce reduction costs of $1.8 million, asset impairment charges of $48.9 million and other costs incurred to close or consolidate the facility of $1.7 million. Through the end of fiscal year 2009, the Company had recorded $52.0 million of the estimated costs to complete the initiative.  During the year ended June 27, 2010, the Company recorded $0.5 million of costs related to moving and installing equipment.  These costs were charged to cost of sales.  Cash payments for this initiative were approximately $0.9 million during fiscal year 2010, and $3.2 million during fiscal year 2009.  There were no costs incurred or cash payments made for this initiative during fiscal year 2011.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

El Segundo, California Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million.  Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs are being charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs and $3.9 million of other charges for this initiative. Due to continued higher demand than at the time the plan was adopted, in mid-fiscal year 2011 the Company suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, the Company has recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs.

Cash payments for this initiative were approximately $0.2 million, $1.6 million and $3.5 million during the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively. The Company intends to pay the remaining $0.5 million of accrued retention bonuses under this initiative in the first quarter of fiscal year 2012.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England research and development facility and its El Segundo, California research and development fabrication facility.  The costs associated with closing and exiting these facilities and severance costs are currently estimated to total approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  The Company has completed the closure of the Oxted, England facility, and intends to sell the underlying real property.

The El Segundo, California research and development fabrication facility  is no longer used as a research and development fabrication facility.  It is now used only as an R&D test and office facility. As previously noted, the initiative to close the adjoining El Segundo, California fabrication facility has been suspended for the foreseeable future, and the final exit from the El Segundo, California research and development fabrication facility will likely not occur until that time.  Through fiscal year 2010, the Company incurred approximately $7.4 million of the total estimated costs under this initiative. Restructuring related cash payments were approximately $0.1 million, $0.3 million and $1.7 million during the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, respectively.

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

8. Asset Impairment, Restructuring and Other Charges (Recoveries) (Continued)

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

Power Management Devices (“PMD”) - The PMD segment targets power supply, data processing, and industrial and commercial battery-powered system applications with the Company’s Trench HEXFET®MOSFETs, Discrete HEXFET®MOSFETs, Dual HEXFET®MOSFETs, FETKY®s, and DirectFET®s products.

Energy Saving Products (“ESP”) -The ESP segment targets solutions in motor control appliances, industrial automation, lighting and display, audio and video with the Company’s HVICs and IGBT platforms, digital control ICs and IRAM integrated power modules.  These products provide multiple technologies to deliver completely integrated design platforms specific to these customers.

Automotive Products (“AP”) - The AP segment products are focused solely on automotive customers and applications that require a high level of reliability, quality and performance and consist of the Company’s automotive qualified HVICs, intelligent power switch ICs, power MOSFETs including DirectFET® and IGBTs .  The Company’s automotive product portfolio provides high performance and energy saving solutions for a broad variety of automotive systems, ranging from typical 12V power net applications up to 1200V hybrid electric vehicle power management solutions.

Enterprise Power (“EP”) – The EP segment’s primary applications include servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, and gaming counsels.  The Company offers a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. These products include DirectFET® discrete products, digital controllers, power monitoring products, XPhase®, SupIRBuckTM and iPOWIR® voltage regulators, Low voltage ICs, and PowIRstagesTM.

HiRel - The HiRel segment includes the Company’s RAD-Hard discretes, RAD-Hard ICs, power management modules and DC-DC converters as well as other high-reliability power components that address power management requirements in mission critical applications including satellites and space exploration vehicles, military hardware and other high- reliability applications such as commercial aircraft, undersea telecommunications, and oil drilling in heavy industry and products used in biomedical applications.  HiRel’s strategy is to apply multiple technologies to deliver highly efficient power delivery in applications that operate in naturally harsh environments like space and undersea as well as applications that require a high level of reliability to address issues of safety, cost of failure or difficulty in replacement, like medical applications.

Intellectual Property (“IP”) - The IP segment includes revenues from the sale of the Company’s technologies and manufacturing process know-how, in addition to the operating results of the Company’s patent licensing and settlements of claims brought against third parties.  With the expiration of the Company’s broadest MOSFET patents, most of its IP segment revenues ceased during the fourth quarter of fiscal year 2008; however, the Company continues, from time to time, to enter into opportunistic licensing arrangements that it believes are consistent with its business strategy.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Segment Information (Continued)

Transition Services (“TS”) - The TS segment consists of the operating results of the transition services, including wafer fabrication, assembly, product supply, test and other manufacturing-related support services being supplied to Vishay as part of the Divestiture.  After ongoing ramp-down in many of such services, Vishay terminated most wafer processing services under the TPSA effective April 30, 2009.  The revenues from such terminating services represents all but an immaterial amount of the remaining revenues reported under the TS segment.  The immaterial amounts of remaining sales to Vishay have been included in the Company’s PMD segment results as of the beginning of fiscal year 2010.

The Company does not allocate assets, sales and marketing, information systems, finance and administrative costs and asset impairment, restructuring and other charges (recoveries) to the operating segments, as these are not meaningful statistics to the CEO in making resource allocation decisions or in evaluating performance of the operating segments.

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

For the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	June 26, 2011			June 27, 2010			June 28, 2009
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
PMD	$456,764	38.8%	31.6%	$345,610	38.6%	16.5%	$233,737	31.6%	10.9%
ESP	275,044	23.4	44.7	185,404	20.7	40.3	151,090	20.4	36.7
AP	112,174	9.5	29.9	72,932	8.1	24.2	54,061	7.3	21.5
EP	134,627	11.5	44.1	128,691	14.4	42.3	87,473	11.8	37.1
HiRel	190,547	16.2	51.2	153,213	17.1	51.7	148,266	20.0	51.7
Ongoing customer segments total	1,169,156	99.4	39.1	885,850	98.9	32.0	674,627	91.1	29.9
IP	7,421	0.6	100.0	9,447	1.1	100.0	27,673	3.7	100.0
Ongoing segments total	1,176,577	100.0	39.5	895,297	100.0	32.7	702,300	94.9	32.6
TS	―	―	―	―	―	―	38,119	5.1	(11.3)
Consolidated total	$1,176,577	100.0%	39.5%	$895,297	100.0%	32.7%	$740,419	100.0%	30.4%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Segment Information (Continued)

Revenues from unaffiliated customers are based on the location in which the sale originated. The Company includes in long-lived assets, all long-term assets excluding long-term investments, restricted cash, long-term deferred income taxes, goodwill and acquisition-related intangibles. Geographic information for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009 is presented below (in thousands):

	2011	2010	2009
Revenues from Unaffiliated Customers
The United States	$254,593	$204,474	$218,781
Asia	674,654	516,993	364,795
Europe	239,909	164,383	129,169
Subtotal	1,169,156	885,850	712,745
Royalties (unallocated)	7,421	9,447	27,674
Total	$1,176,577	$895,297	$740,419
Long-lived Assets
The United States	$306,741	$235,021	$247,546
Asia	44,695	28,139	30,388
Europe	155,742	131,203	145,690
Total	$507,178	$394,363	$423,624

During the fiscal year ended June 26, 2011, sales to two of the Company’s distribution customers were approximately 12.7 and 11.8 percent, respectively, of consolidated revenues.  During the fiscal year ended June 27, 2010, sales to two of the Company’s distribution customers were approximately 13.2 and 11.2 percent, respectively, of consolidated revenues.  No single customer accounted for more than ten percent of the Company’s consolidated revenues for the fiscal year ended June 28, 2009.

10. Income Taxes

Income (loss) before income taxes for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009 is as follows (in thousands):

	Fiscal Years Ended
	2011	2010	2009
Domestic	$81,587	$(19,787)	$(130,566)
Foreign	76,205	48,422	(21,512)
Total income (loss) before income taxes	$157,792	$28,635	$(152,078)

The (benefit from) provision for income taxes for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009  is as follows (in thousands):

	Fiscal Years Ended
	2011	2010	2009
Current income taxes:
Domestic	$190	$(31,307)	$(15,008)
Foreign	10,749	(15,000)	6,246
	$10,939	$(46,307)	$(8,762)
Deferred income taxes:
Domestic	$(6,551)	$(4,983)	78,117
Foreign	(13,142)	(902)	25,984
	(19,693)	(5,885)	104,101
Total (benefit) provision	$(8,754)	$(52,192)	$95,339

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

The tax benefit from stock-based compensation reduced current or future income taxes payable for the fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009 by $1.4 million, $0.0 million, and $0.0 million, respectively.

The Company’s effective tax rate on pretax income (loss) differs from the U.S. federal statutory tax rate for the fiscal years June 26, 2011, June 27, 2010 and June 28, 2009, as follows:

	Fiscal Years Ended
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	(6.0)	6.0	―
Change in valuation allowance	(19.2)	(8.6)	105.1
Multijurisdictional taxation	(9.5)	(35.7)	(4.7)
Actual and deemed foreign dividends	2.1	51.3	23.9
Foreign tax credit	(5.8)	(21.5)	(12.3)
Research and development credit	―	(4.7)	(3.1)
Uncertain tax positions	(2.2)	(205.1)	(14.6)
Goodwill impairment	―	―	3.6
Other, net	―	1.0	(0.2)
Effective tax rate (benefit)	(5.6)%	(182.3)%	62.7%

The major components of the net deferred tax assets (liabilities) as of June 26, 2011 and June 27, 2010 are as follows (in thousands):

	June 26, 2011	June 27, 2010
Deferred tax assets:
Accrued expenses	$14,436	$16,348
Accrued compensation	22,717	18,501
Property, plant and equipment	50,053	63,975
Unrealized loss on securities	―	318
Losses carryforward	55,784	58,477
Research and experimental credits	43,463	39,302
Other tax credits	22,683	25,752
Other	1,332	22,350
Total deferred tax assets	210,468	245,023
Valuation allowance	(182,563)	(236,405)
Deferred tax liabilities:
Unrealized gain on securities	(4,637)	(4,682)
Prepaid expenses	(1,538)	―
Other	(224)	(1,133)
Total deferred tax liabilities	(6,399)	(5,815)
Net deferred tax assets	$21,506	$2,803

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

Realization of deferred tax assets is dependent upon generating sufficient taxable income, carryback of losses, offsetting deferred tax liabilities, and the availability of tax planning strategies. In fiscal year 2011, the Company maintained valuation allowances against most of its net deferred tax assets in the U.S.  The Company also determined that the valuation allowance established against its deferred tax assets in the U.K during fiscal year 2009 should be partially released in fiscal year 2011, based upon a change in its activities which provides support to rely on forecasted income, with the balance remaining unreleased. The Company evaluates its net deferred income tax assets quarterly to determine whether it is “more likely than not” the assets will be realized.

As cumulative pre-tax losses for the current and prior two years in the Company's U.S. federal consolidated group constitute significant negative evidence, positive evidence of equal or greater significance is needed at a minimum to overcome that negative evidence before a tax benefit is recognized for deductible temporary differences and loss carryforwards.  The Company did examine the four sources which allow the realization of deferred tax assets. They are: carrybacks, reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversals of existing temporary differences.  Of the four sources, loss carrybacks were the only meaningful one available to support the Company's ability to realize the tax benefit of its remaining U.S. federal deferred tax assets.  The Company determined that it would not carryback this taxable loss. Therefore, the Company maintained a full valuation allowance against its U.S. federal deferred tax assets.  However, the Company determined that it could release a portion of its U.S. valuation allowance against its California deferred tax assets after the Company, as a California combined filing group, no longer recorded cumulative pre-tax losses for the current and prior two years. The Company concluded that it was more likely than not that $10.3 million of California deferred tax assets would be realized based on all evidence available, resulting in a tax benefit for the current fiscal year.

With regards to the Company’s U.K. Newport, Wales subsidiary, the Company completed certain intercompany transactions and intercompany reorganizations during fiscal year 2011.  As a result, the Company released a portion of its valuation allowance against its deferred tax assets in the U.K. based on all the available evidence including forecasted future taxable income for the U.K. entity.  The Company concluded that $9.6 million of valuation allowance could be released to benefit the current tax provision as the associated deferred tax assets would be more likely than not realized.  In addition, the Company reduced its deferred tax assets and associated valuation allowance in the U.K. by $18.4 million due to the taxable income for fiscal year 2011.  Furthermore, the Company recorded a deferred charge of $14.6 million in connection with the aforementioned reduction of its deferred tax assets in the U.K. which is offset by the associated valuation allowance, and both balances were reduced by $0.8 million in fiscal year 2011.

In fiscal year 2011, the Company completed the Technology Acquisition (See Note 2, “Business Acquisitions”).  As a result of this business combination, the Company recorded $0.2 million of both deferred tax assets and deferred tax liabilities including any measurement period adjustment.

In fiscal year 2011, the Company completed its acquisition of CHiL Semiconductor Corporation (See Note 2, “Business Acquisitions”). As a result of this business combination, the Company recorded $16.7 million, $6.7 million, $10.1 million, $0.2 million and $0.2 million of deferred tax assets, valuation allowances, deferred tax liabilities, additional goodwill, and other liabilities, respectively, including measurement period adjustments.  The Company also expects to utilize the acquired federal net operating losses of $31.7 million and certain credits of $1.1 million pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, and the acquired Massachusetts operating losses of $0.1 million and certain credits of $0.1 million pursuant to applicable Massachusetts tax laws.

During fiscal year 2009, the Company filed amended U.S. federal income tax returns and claimed a refund.  Of this refund, the Company received $18.9 million during fiscal year 2010, and $5.2 million during fiscal year 2011.  The Company does not expect any additional refund associated with the aforementioned amended U.S. federal income tax returns.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

During fiscal year 2010, the Company filed amended U.S. state income tax returns and voluntary disclosure agreements and paid approximately $1.3 million in taxes and related interest and penalties to various U.S. state taxing authorities in connection with uncertain tax positions recorded for fiscal years 2001 through 2009.  During fiscal year 2011, the Company filed additional amended U.S. state income tax returns and voluntary disclosure agreements and paid $0.8 million in taxes and related interest and penalties as the final part of the state tax return filing process.  The Company would not expect to file any additional amended state income tax returns or voluntary disclosure agreements, or make any additional material payments associated with the aforementioned amended U.S. state income tax returns.

During the three months ended September 26, 2010, the statutory tax rate in the U.K. was reduced from 28 percent to 27 percent effective April 1, 2011.  As a result, the Company reported a $0.2 million impact due to this rate reduction on its deferred tax assets in the U.K in Q1 of fiscal year 2011.  In addition, the Company reduced its deferred tax assets with a full valuation allowance in the U.K. by approximately $2.4 million as a result of the reduced statutory rate.

Subsequent to the balance sheet date of June 26, 2011 and prior to the issuance of the consolidated financial statements, the statutory tax rate in the U.K. was reduced from 27 percent to 26 percent for calendar year 2011, and further reduced to 25 percent for calendar year 2012, effective April 1, 2011 retrospectively. The Company concluded that the overall impact on the tax provision would be $1.6 million in fiscal year 2012. In addition, the Company expects to reduce the U.K. deferred tax assets and valuation allowance by $3.4 and $2.7 million, respectively, as a result of the reduced statutory rate. Both the overall impact on the tax provision and the reduction of the U.K. deferred tax assets and valuation allowance will be reported on the financial report for the first fiscal quarter of 2012 during which the reduced statutory rate becomes law.

During fiscal year 2011, the Company was granted certain incentives by the Singapore Economic Development Board. As a result, the Company started to operate under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020.  The tax holidays are conditional upon the Company meeting certain employment and investment thresholds.  The impact of the Singapore tax holidays decreased the Singapore subsidiary’s deferred taxes by $2.0 million in fiscal year 2011 which benefitted the tax provision. The benefit of the tax holidays on net income per share (diluted) was $0.03 for fiscal year 2011.

The Company operated in multiple foreign jurisdictions with lower statutory tax rates, and its operation in Singapore had the most significant impact on the effective tax rate for the fiscal year 2011. In addition to the $2.0 million benefit due to the tax holiday, the Company was subject to an effective tax rate of 15 percent in Singapore for fiscal year 2011.

A reconciliation of unrecognized tax benefits from June 28, 2009 to June 26, 2011 is as follows (in thousands):

Beginning balances of June 28, 2009	$66,224
Increases for positions taken in current year	23,738
Increases for positions taken in a prior year	6,506
Decreases for positions taken in a prior year	(11,548)
Decreases for settlements with taxing authorities	(35,275)
Decreases for lapses in the applicable statute of limitation	(4,433)
Unrecognized tax benefits at June 27, 2010	$45,212

Increases for positions taken in current year	$2,708
Increases for positions taken in a prior year	2,347
Decreases for positions taken in a prior year	(1,810)
Decreases for settlements with taxing authorities
Decreases for lapses in the applicable statute of limitation	(2,400)
Unrecognized tax benefits at June 26, 2011	$46,057

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

As of June 26, 2011, the liability for income tax associated with uncertain tax positions was $17.1 million. If recognized, the liability associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $11.2 million which would reduce the Company’s future effective tax rate.  For fiscal year 2011, $2.9 million of increases to uncertain tax positions, if recognized, would affect the effective tax rate; however, it would be in the form of long-term deferred tax assets which would attract a full valuation allowance.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.  The Company had accrued interest and penalties related to uncertain tax positions as of June 26, 2011 and June 27, 2010 of $2.9 million and $4.2 million, respectively.  The change in interest and penalties during fiscal year 2011 was primarily the result of the lapsing of certain foreign jurisdictions’ statute of limitations. The change in interest and penalties during fiscal year 2010 was primarily the result of a favorable ruling from the Joint Committee on Taxation for prior year refund claims, the filing of certain state tax returns for fiscal years 2005 – 2009, amended state tax returns for fiscal years 2001 – 2007, and the lapsing of certain foreign jurisdictions’ statute of limitations.

The uncertain tax positions are expected to increase by $2.5 million during the next twelve months primarily due to certain domestic positions expected to be taken and increases in uncertain tax position in certain foreign tax jurisdictions, offset by small decreases due to lapses of statute of limitations in certain foreign tax jurisdictions.

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

The Company’s major tax jurisdictions are U.S. Federal, California, Japan, United Kingdom, Singapore, Germany, Hong Kong and Mexico. In the ordinary course of business, the Company is subject to examination by taxing authorities. As of June 26, 2011, the Company is no longer subject to U.S. federal income tax examinations for years before the fiscal year ended June 28, 2009; California income tax examinations before the fiscal year ended July 2, 2006; Japan income tax examinations before the fiscal year ended June 30, 2006; United Kingdom before the fiscal year ended July 2, 2006;  Germany tax examinations before the fiscal year ended July 2, 2006; Singapore tax examination for the year of assessment 2007 and before; Mexico tax examination for the assessment year ended December 31, 2001; and Hong Kong profits tax examinations before the assessment year ended March 31, 2005.

As a matter of course, the Company is regularly audited by various taxing authorities. Unfavorable settlement of any particular issue may require the use of cash. Favorable resolution may be recognized as a reduction to the effective tax rate in the year of resolution or a reduction of goodwill if it relates to purchased tax liabilities. The Company’s interest and penalties associated with income taxes are included in both accrued income taxes and long-term income taxes payable, as appropriate.

The Company has federal, state and foreign net operating loss carryforwards.  The federal net operating loss of $25.7 million will expire in 2029 through 2032, and the California net operating loss of $85.0 million will expire in 2015 through 2029.  The foreign net operating losses of $6.8 million have no expiration.  The Company has foreign tax credits of $45.0 million that will expire from 2019 through 2021.  The Company also has federal research credits of $13.1 million that will expire in 2026 thru 2032, and California research credits of $39.7 million that have no expiration.

As of June 26, 2011, U.S. income taxes have not been provided on approximately $79.1 million of undistributed earnings of foreign subsidiaries since those earnings are considered to be invested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.  There has been a change in the Company’s position on undistributed earnings regarding the pending liquidation of a foreign subsidiary into the U.S. consolidated group. The Company has not recorded a deferred tax liability on any potential gain as the earnings and profits of the subsidiary had been recognized as U.S. income in previous periods.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes (Continued)

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of operating loss carryforward and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period. The Company does not believe an ownership change has occurred as of June 26, 2011 that would limit the Company’s utilization of any operating loss carryforward or other tax attributes.

11. Net Income per Common Share

The table below provides a reconciliation of the numerator and denominator for the basic and diluted per-share computations for fiscal years ended June 26, 2011, June 27, 2010 and June 28, 2009 (in thousands, except per share amounts):

	Fiscal Years Ended
	June 26, 2011	June 27, 2010	June 28, 2009
Net income (loss)	$166,546	$80,827	$(247,417)
Less: Income allocated to participating securities	2,562	465	—
Income available to common stockholders	$163,984	80,362	(247,417)
Earnings per common share – basic
Weighted average shares outstanding	69,858	70,958	72,295
Basic income (loss) per share	$2.35	$1.13	$(3.42)
Earnings per common share – diluted
Basic weighted average shares outstanding	69,858	70,958	72,295
Effect of dilutive securities – stock options and RSU’s	665	290	—
Diluted weighted-average shares	70,523	71,248	72,295
Diluted income (loss) per share	$2.33	$1.13	$(3.42)

For the fiscal years ended June 26, 2011 and June 27, 2010, 762,186 and 2,734,860 of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share for these periods, respectively, as the exercise price for these common stock equivalents was greater than the average market price of the common stock of the Company during these periods.  For the fiscal year ended June 28, 2009, as a result of the net loss reported for that fiscal period, 8,144,217 of common stock equivalents were anti-dilutive and were not included in the computation of diluted earnings per share during that period.  In addition, for the fiscal year ended June 26, 2011, 366,100 of contingently issuable restricted stock units for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 12. Environmental Matters (Continued)

During negotiations for the Company’s April 2007 divestiture of the Company’s Power Control Systems business to Vishay Intertechnology, Inc., certain chemical compounds were discovered in the groundwater underneath one of the Company's former manufacturing plants in Italy, and that the Company has advised appropriate governmental authorities at about the time of such divestiture.  In August 2010, the Company received a letter from the relevant local authority requiring a confirmation of intention to proceed with preparation of a plan of characterization in relation to the site in question.  The Company has restated to local authorities its prior position from the period following such divestiture that it had not committed to take further action with respect to the site. The Company has not been assessed any penalties with respect to the site, and it is too early to assess whether any such penalties will be assessed in the future.

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

13. Commitments and Contingencies

The Company has operating leases for the use of certain real estate and equipment.  Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties.  All lease payments are based on the lapse of time but include, in some cases, payments for insurance, maintenance and property taxes.  There are no purchase options on operating leases at favorable terms, but most real estate leases have one or more renewal options.  Certain leases on real estate are subject to annual escalations for increases in utilities and property taxes.  Total rental expense on all operating leases totaled $9.8 million, $10.2 million and $11.5 million for the fiscal years ended June 26, 2011, June 27, 2010, and June 28, 2009, respectively. The Company had outstanding purchase commitments for capital expenditures of approximately $23.5 million at June 26, 2011.  The Company had no capital lease obligations as of June 26, 2011.

As of June 26, 2011, minimum fixed rentals required for the next five years and thereafter under operating leases are as follows (in millions):

Fiscal Year	Minimum Fixed Rentals
2012	$9.4
2013	4.2
2014	2.9
2015	2.1
2016	1.1
Thereafter	2.1
Total	$21.8

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Commitments and Contingencies (Continued)

During fiscal year 2011, the Company entered into agreements with two external foundries to secure wafer fabrication capacity.  Under these agreements the Company advanced to the foundries approximately $5.8 million on account of future purchases.  These advances were recorded in prepaid expenses and other receivables and other assets and will be credited against future purchases from the foundries to the extent the Company purchases certain minimum quantities of wafers each quarter during the next two years.  Of the $5.8 million in advances, $4.8 million is subject to provisions that require the forfeiture of the portion of the prepayment applicable to a given fiscal quarter if the Company does not purchase the minimum required amounts for that quarter. The Company will assess the recoverability of the advanced payments on a quarterly basis.

In connection with the Divestiture, in fiscal year 2007 the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. In fiscal year 2008, the divested entities’ tax obligations increased to $20.7 million due to the impact of foreign currency translation on the underlying obligation partially offset by a decrease in the obligation resulting from the lapsing of a statute of limitation in a foreign tax jurisdiction.  In fiscal year 2009, the divested entities tax obligations decreased to $7.3 million due to settlement of tax audits, lapsing of statute of limitations, and the decrease from foreign currency redetermination on the underlying obligation partially offset by an increase in adjustments arising from the filing of amended tax returns.  In fiscal year 2010, the divested entities tax obligations decreased to $5.5 million due to lapsing of statute of limitations and the decrease from foreign currency redetermination of the underlying obligation. In fiscal 2011, a net release of $1.5 million was recorded and was primarily due to the lapse of applicable statutes of limitations.  The balance of the divested entities tax obligations is $4.0 million.

On February 3, 2011, the Company completed the Technology Acquisition.  The transaction agreement related to the Technology Acquisition includes contingent consideration payable upon the achievement of certain financial operating results.  The Company has accrued a liability of $0.4 million for the contingent consideration based upon a discounted cash flow analysis (See Note 2, “Business Acquisitions”).

14. Litigation

Litigation from Vishay Proposal.

In August 2008, shortly after the Company's disclosure that Vishay Intertechnology,  Inc. ("Vishay") had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company, a purported class action complaint captioned Hui Zhao v. International Rectifier Corporation, No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles.  The complaint named as defendants the Company and all of its directors and alleged that the Vishay proposal was unfair and that acceptance of the offer would constitute a breach of fiduciary duty by the Board.  In October 2008, the case was consolidated with five other substantially similar complaints seeking the same relief.  Later in October 2008, plaintiffs filed a consolidated amended complaint purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the Board breached its fiduciary duty by rejecting the Vishay proposal.  In April 2009, the Superior Court sustained the Company’s demurrer to the amended complaint on the ground that the action should have been brought not as a class action but as a shareholder derivative action, and ordered the action to be dismissed with prejudice.  In June 2009, plaintiffs filed a notice of appeal from the final judgment of dismissal.  On June 20, 2011, the Court of Appeal affirmed the Superior Court’s order sustaining the demurrer, but reversed the portion of the order that dismissed the action with prejudice.  The Court of Appeal remanded the case to the Superior Court with directions to permit plaintiffs leave to file a second amended complaint to attempt to plead a shareholder derivative action.  If plaintiffs choose to file an amended complaint, their deadline for doing so is approximately September 21, 2011.  In the event plaintiffs file an amended complaint per the Court of Appeal’s direction, the Company expects that the members of the Board of Directors who may be named as defendants in that action will defend themselves vigorously.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Litigation (Continued)

EPC/Lidow Litigation.

In September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC) alleging improper and  unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program.  In March  2009, the Company refiled the suit in the Los Angeles Superior Court, Case No. BC409749, and in March 2009, Alex Lidow and EPC filed suit in the Los Angeles Superior Court, Case No. BC409750, against the Company alleging claims arising out of Lidow's employment with and separation from the Company, for violations of the California Labor Code and California Business and Professions Code, and alleging the Company unfairly competed and interfered with EPC.  In September 2009, EPC dismissed its claims from the complaint in Case No. BC409750, and refiled its claims as a cross-complaint in case No. BC409749.  Discovery is ongoing in those cases and no trial date is currently set.  The Company intends to vigorously pursue its rights in and defend against both actions.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal year ended June 26, 2011 (in thousands, except per share data):

	Three Months Ended
Year Ended June 26, 2011	September 26, 2010	December 26, 2010	March 27, 2011	June 26, 2011
Revenues	$280,867	$281,744	$296,717	$317,249
Cost of sales	172,043	160,733	179,534	199,375
Gross profit	108,824	121,011	117,183	117,874
Selling, general and administrative expense	48,310	46,617	46,680	52,141
Research and development expense	27,560	28,544	30,733	32,502
Amortization of acquisition-related intangible assets	1,219	1,242	1,695	2,612
Asset impairment, restructuring and other charges (recoveries)	134	(4)	(3,489)	—
Operating income	31,601	44,612	41,564	30,619
Other expense (income), net	1,312	1,708	(1,348)	(954)
Interest income, net	(1,409)	(4,152)	(2,694)	(1,859)
Income before income taxes	31,698	47,056	45,606	33,432
(Benefit from) provision for income taxes	(1,800)	3,127	(3,879)	(6,202)
Net income	$33,498	$43,929	$49,485	$39,634
Net income per common share:
Basic:
Net income per common share	$0.47	$0.62	$0.70	$0.56
Diluted:
Net income per common share	$0.47	$0.62	$0.69	$0.55
Average common shares outstanding—basic	70,165	69,587	69,854	69,827
Average common shares and potentially dilutive securities outstanding—diluted	70,483	70,235	70,601	70,522

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Quarterly Financial Data (Unaudited) (Continued)

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal year ended June 27, 2010 (in thousands, except per share data):

	Three Months Ended
Year Ended June 27, 2010	September 27, 2009	December 27, 2009	March 28, 2010	June 27, 2010
Revenues	$179,371	$210,244	$241,886	$263,796
Cost of sales	132,014	147,426	154,576	168,684
Gross profit	47,357	62,818	87,310	95,112
Selling, general and administrative expense	43,582	37,285	43,135	45,188
Research and development expense	22,827	24,215	25,649	26,619
Amortization of acquisition-related intangible assets	1,094	1,094	1,093	1,094
Asset impairment, restructuring and other charges	167	(30)	117	35
Operating income (loss)	(20,313)	254	17,316	22,176
Other expense (income), net	778	1,009	318	(86)
Interest income, net	(3,970)	(2,488)	(2,573)	(2,190)
Income (loss) before income taxes	(17,121)	1,733	19,571	24,452
Benefit from income taxes	(221)	(26,585)	(20,816)	(4,570)
Net income (loss)	$(16,900)	$28,318	$40,387	$29,022
Net income (loss) per common share:
Basic:
Net income (loss) per common share	$(0.24)	$0.40	$0.57	$0.41
Diluted:
Net income (loss) per common share	$(0.24)	$0.39	$0.56	$0.41
Average common shares outstanding—basic	71,218	71,605	70,850	70,553
Average common shares and potentially dilutive securities outstanding—diluted	71,218	71,827	71,176	71,014

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2011. Based on this evaluation of our internal controls over financial reporting, our CEO and CFO concluded that, as of June 26, 2011, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of our internal control over financial reporting as of June 26, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").  Based on this assessment, management has determined that the Company’s internal control over financial reporting, as of June 26, 2011, was effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 26, 2011, has been audited by the Company’s independent register public accounting firm, as stated in their report appearing on page 110

Inherent Limitations Over Internal Controls

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

During the fiscal quarter ended June 26, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of International Rectifier Corporation and Subsidiaries

We have audited International Rectifier Corporation and Subsidiaries’ internal control over financial reporting as of June 26, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). International Rectifier Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, International Rectifier Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 26, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of International Rectifier Corporation and Subsidiaries as of June 26, 2011 and June 27, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 26, 2011 of International Rectifier Corporation and Subsidiaries and our report dated August 22, 2011 expressed an unqualified opinion thereon.

                                                                                                             /s/ Ernst & Young LLP
Los Angeles, California
August 22, 2011

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference to the definitive proxy statement with respect to our 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which we will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Report.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers of the Company is included in Part I under the caption “Executive Officers of the Company.”  Other information required by this Item will appear in the Proxy Statement under the headings “Proposal No.1 Election of Directors,” “Information Concerning Nominees and Members of the Board,” “Committees of the Board,” “Compensation Committee Report,” “Report of the Audit Committee,” “Compensation Committee Interlocks and Insider Participation,”  “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Executive Officers of the Company,” which sections are incorporated herein by reference.

The Board has adopted a Code of Ethics that applies to all directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer, as required by the SEC.  The Company’s Code of Ethics can be found on the Corporate Governance portion of the Investor Relations section of our website, http://www.irf.com and are also available at no charge upon written request to the Corporate Secretary, International Rectifier Corporation, 101 North Sepulveda Boulevard, El Segundo, CA 90245. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within four business days of any such amendment or waiver on our Web site, http://www.irf.com — select the "Investor Relations" link and then the "Corporate Governance" link.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of June 26, 2011 about the Company’s Common Stock that may be issued to employees or members of the Company’s Board of Directors under the Company’s existing Equity Compensation Plans.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,959,659	(1)	$21.13	(2)	1,265,158	(3)
Equity compensation plans not approved by security holders	63,805	(4)	35.67		—
Total	5,023,464		$21.30		1,265,158

(1)
 Of these shares, 2,909,025 were subject to options then outstanding under the amended and restated 2000 Incentive Plan (“2000 Plan”), 2,050,634 were subject to restricted stock unit awards then outstanding under the 2000 Plan, and 19,500 were subject to options then outstanding under the 1992 Stock Incentive Plan (the “1992 Plan”).  The 1992 Plan expired December 31, 2002, but options issued under the plan remain exercisable in accordance with plan terms.

(2)	This weighted-average exercise price does not reflect the 2,050,634 shares that will be issued upon the payment of outstanding restricted stock units.
(3)
This figure consists of 509,616 shares available for future issuance under the 2000 Plan and 755,542 shares available for issuance under the amended and restated 1984 Employee Stock Participation Plan (“ESPP”); however, participation in the ESPP has been suspended since April 2007.

(4)
This figure represents 63,805 options then outstanding under the 1997 Employee Stock Incentive Plan (the “1997 Plan”).  The 1997 Plan was originally approved by our Board of Directors on November 24, 1997 and expired on November 22, 2004.  No new awards are permitted under the 1997 Plan and, therefore, no shares remain available for grant under the plan.  However, options issued and outstanding under the plan remain exercisable in accordance with the plan terms.  None of the stock options that we granted under the plan are incentive stock options under Section 422 of the Internal Revenue Code and the term of each outstanding option granted under the plan does not exceed ten years from the date of its grant. There are no unvested restricted stock or restricted stock unit awards outstanding under the plan.

The Compensation Committee of our Board of Directors administers the 1997 Plan. The Compensation Committee has broad discretionary authority to construe and interpret the plan. The Compensation Committee may, through the terms of the award or otherwise, accelerate the vesting, extend the exercisability, term or vesting schedule, or change the price or previously imposed terms and conditions on an option or restricted stock award on the occurrence of specified events as set forth in the plan including, without limitation, upon a change of control of the Company (as defined in the plan) or in other circumstances or events as deemed appropriate by the Compensation Committee. The Compensation Committee right to amend awards granted under the plan is subject to the holder's consent as to any amendment that deprives the holder in any material respects of his or her rights under the award, except in specified circumstances as set forth in the plan.  No award, or any interest in an award, may be transferred in any manner other than by will or the laws of descent and distribution, or incapacity, without the approval of the Compensation Committee.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will appear in the Proxy Statement under the heading “Proposal No. 5-Ratification of Appointment of Independent Registered Public Accounting Firm,” and “Independent Registered Public Accounting Firm Fees,” which sections are incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Financial Statements and Financial Statement Schedule being filed as part of this report are listed in the index on page 50.

b.	Exhibits filed as part of this report are listed on the Exhibit Index on page 114.

EXHIBIT INDEX
Incorporated By Reference:

Exhibit No.	Item	Document
2(a)
Agreement of Plan of Merger, dated February 24, 2011, by and among International Rectifier Corporation, Cancun Merger Corp., CHiL Semiconductor Corporation, solely for purposes of specified Sections, the Equityholders party thereto, and, solely for the purposes of specified Sections, Shareholder Representative Services LLC, solely in its capacity as the Equityholders’ representative
Form 8-K filed February 25, 2011, with the Securities and Exchange Commission. (Exhibit 2.1)
3(a)	Certificate of Incorporation of the Company, as amended through July 19, 2004	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 19, 2004, Registration No. 333-117489. (Exhibit 3.1)
3(b)	Amendment to Certificate of Incorporation, dated November 13, 2009	Form 10-Q for the quarterly period ended December 27, 2009, filed with the Securities and Exchange Commission on February 3, 2010. (Exhibit 3.2)
3(c)	Bylaws as Amended and Restated	Form 8-K filed August 24, 2010, with the Securities and Exchange Commission. (Exhibit 3.1)
4(a)	Description of the Company's Common Stock	Form 8-A filed with the Securities and Exchange Commission on June 17, 1985
4(b)	Preferred Share Purchase Rights	Form 8-A filed with the Securities and Exchange Commission on August 21, 1996
10(a)*	International Rectifier Corporation 1997 Employee Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 26, 1998, Registration No. 33-46901. (Exhibit 4.1)
10(b)*	Amendment to International Rectifier Corporation 1997 Employee Stock Incentive Plan, dated October 1, 2001	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration No. 333-70560. (Exhibit 4.2)
10(c)*	International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 2, 1997, Registration No. 33-41363. (Exhibit 4.1)

10(d)*	International Rectifier Corporation Retirement Savings Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 24, 1998, Registration No. 33-57575. (Exhibits 4.1, 4.2 and 4.3)
10(e)*	Amendment to International Rectifier Corporation Amended and Restated Stock Incentive Plan of 1992 effective as of February 20, 2002	Form 10-Q—for the quarterly period ended March 31, 2001, filed with the Securities and Exchange Commission on May 16, 2001. (Exhibit 2)
10(f)*	International Rectifier Corporation 2000 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 18, 2000, Registration Number 333-37308. (Exhibit 4)
10(g)*	International Rectifier Corporation 1997 Stock Incentive Plan	Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 1, 2001, Registration Number 333-41904. (Exhibit 4.1)
10(h)*	International Rectifier Corporation 2000 Incentive Plan (Amended and Restated as of September 28, 2000)	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 12, 2000. (Annex to Proxy Statement)
10(i)*	International Rectifier Corporation Restated 1984 Stock Participation Plan	Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 10, 2003. (Annex A)
10(j)*	Amended and Restated International Rectifier Corporation 2000 Stock Incentive Plan, effective as of November 24, 2004.	Form 8-K dated November 24, 2004, filed with the Securities and Exchange Commission. (Exhibit 99.1)
10(k)*	International Rectifier Corporation Deferred Compensation Plan	Form 10-Q—for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 12, 2004. (Exhibit 10.1)
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
10(n)
Master Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of the Target Companies and certain of the assets of International Rectifier Corporation
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(o)
Asset Purchase Agreement, dated November 8, 2006, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte, Ltd. and Vishay Intertechnology, Inc. with respect to certain assets of its Power Control Systems Business
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.2)
10(p)
Stock Purchase Agreement dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Electronic Motion Systems Ltd.
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.3)
10(q)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Canada Limited
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.4)
10(r)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of IR Germany Holdings
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.5)
10(s)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier (India) Limited
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.6)
10(t)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of International Rectifier Corporation Italiana S.p.A.
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.7)
10(u)
Stock Purchase Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc. with respect to all outstanding capital stock of Xi'an IR Micro-Electronics Co., Ltd.
Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 2.8)

10(v)	Transition Services Agreement, dated November 8, 2006, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated November 14, 2006, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(w)	First Amendment to Master Purchase Agreement and Stock Purchase Agreement, dated January 23, 2007, by and between International Rectifier Corporation and Vishay International, Inc.	Form 10-Q—for the quarterly period ended December 31, 2006, dated February 9, 2007, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(x)	Intentionally omitted.
10(y)
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
Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 2.1)
10(z)	Technology License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(aa)	Technology License Back Agreement, dated April 1, 2007, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.2)
10(bb)	Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.3)
10(cc)	IR Trademark License Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.4)
10(dd)	Amended and Restated Transition Services Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology, Inc.	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.5)
10(ee)
Transition Product Services Agreement, dated April 1, 2007, by and among International Rectifier Corporation, International Rectifier Southeast Asia Pte. Ltd., Vishay Intertechnology and Vishay Asia Logistics Pte Ltd.
Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.6)
10(ff)	Transition Buy Back Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.7)
10(gg)	Transition IGBT/Auto Die Supply Agreement, dated April 1, 2007, by and between International Rectifier Corporation and Vishay Intertechnology	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.8)
10(hh)	Indemnification Escrow Agreement, dated April 1, 2007, by and among Vishay Intertechnology, Inc., International Rectifier Corporation and Union Bank of California, N.A., as escrow agent	Form 8-K, dated April 9, 2007, filed with the Securities Exchange Commission. (Exhibit 99.9)
10(ii)	Intentionally omitted.
10(jj)	Separation Agreement, dated October 2, 2007, by and between International Rectifier Corporation and Alex Lidow	Form 8-K, dated October 2, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)
10(kk)*	Form of Option Grant Commitment Letter	Form 8-K, dated October 23, 2007, filed with the Securities Exchange Commission. (Exhibit 99.1)

10(ll)*	Form of Executive Officer Severance Agreement	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(mm)*	Form of Key Employee Severance Agreement	Form 8-K, dated November 2, 2007, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(nn)*	Employment Agreement, dated February 6, 2008, by and between International Rectifier Corporation and Oleg Khaykin	Form 8-K, dated February 11, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(oo)*	Offer Letter, dated March 31, 2008, by and between International Rectifier Corporation and Michael Barrow	Form 8-K, dated April 3, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(pp)*	Agreement, dated April 17, 2008, by and between International Rectifier Corporation and Eric Lidow	Form 8-K, dated April 21, 2008, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(qq)	Intentionally omitted.
10(rr)	Form of Indemnification Agreement approved for directors and executive officers of International Rectifier Corporation	Current Report on Form 8-K, dated September 15, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(ss)*	Offer Letter executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(tt)*	Severance Agreement executed September 21, 2008 between International Rectifier Corporation and Ilan Daskal	Current Report on Form 8-K, dated September 21, 2008, filed with the Securities and Exchange Commission. (Exhibit 10.2)
10(uu)*	Form of Non-Employee Director Option Agreement	Form 10-Q—for the quarterly period ended September 30, 2008, filed with the Securities and Exchange Commission on November 6, 2008. (Exhibit 10.6)
10(vv)*	Amendment to Employment Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.6)
10(ww)*	RSU Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.7)
10(xx)*	Option Award Agreement, dated August 6, 2008, entered into between International Rectifier Corporation and Oleg Khaykin	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.8)
10(yy)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.9)
10(zz)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Ilan Daskal	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.10)
10(aaa)*	Amendment to Severance Agreement, dated December 29, 2008, entered into between International Rectifier Corporation and Donald R. Dancer	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.12)
10(bbb)*	Amendment to Offer Letter, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.13)
10(ccc)*	Amendment to Severance Agreement, dated December 26, 2008, entered into between International Rectifier Corporation and Michael Barrow	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.14)
10(ddd)*	Revised form of RSU Award Agreement under International Rectifier Corporation's 2000 Incentive Plan (Amended and Restated as of November 22, 2004)	Form 10-Q—for the quarterly period ended December 31, 2008, filed with the Securities and Exchange Commission on February 6, 2009. (Exhibit 10.15)
10(eee)*	Amendment to Employment Agreement, dated as of February 17, 2009, by and between International Rectifier Corporation and Donald R. Dancer	Current Report on Form 8-K, dated February 17, 2009, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(fff)*	2000 Incentive Plan Revised Non Employee Director Option Form	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.9)
10(ggg)*	International Rectifier Corporation Deferred Compensation Plan, Amended and Restated as of January 1, 2009	Form 10-Q—for the quarterly period ended March 29, 2009, filed with the Securities and Exchange Commission on May 8, 2009. (Exhibit 10.10)

10(hhh)
Confidential Settlement Agreement and Release, Amendment No. 1 to Transition Buy Back Die Supply Agreement, Amendment No. 2 to Technology License Agreement, Amendment No. 7 to Master Purchase Agreement, and Amendment No. 3 to Asset Purchase Agreement, dated June 25, 2009, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation
Current Report on Form 8-K/A, dated June 25, 2009, filed with the Securities and Exchange Commission. (Exhibit 10.1)
10(iii)*	Offer Letter Agreement, dated May 16, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(jjj)*	Severance Agreement, dated June 8, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.2)
10(kkk)*	Amendment to Offer Letter, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(lll)*	Amendment to Severance Agreement, dated December 26, 2008, between International Rectifier Corporation and Timothy Bixler	Form 10-K, dated August 27, 2009, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(mmm)*	Offer Letter Amendment, dated November 5, 2009, between the Company and Ilan Daskal	Form 10-Q, dated November 6, 2009, filed with the Securities Exchange Commission. (Exhibit 10.1)
10(nnn)
Confidential Settlement Agreement and Release, Amendment No. 1 to Transition Buy Back Die Supply Agreement, Amendment No. 2 to Technology License Agreement, Amendment No. 7 to Master Purchase Agreement, and Amendment No. 3 to Asset Purchase Agreement, dated June 25, 2009, by and between Vishay Intertechnology, Inc. and International Rectifier Corporation
Form 8-K/A, filed July 29, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(ooo)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Khaykin and Barrow	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.1)
10(ppp)*	Form of Performance Based Restricted Stock Unit Award Agreement for Messrs. Daskal and Bixler	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Exhibit 10.2)
10(qqq)*	Form of Performance Based Restricted Stock Unit Award Agreement for Alternative Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.3)
10(rrr)*	Form of Performance Based Restricted Stock Unit Award Agreement for Double Performance Condition	Form 10-Q, dated February 3, 2010, filed with the Securities Exchange Commission. (Exhibit 10.4)
10(sss)*	Description of Fiscal year 2010 Cash and Equity Incentive Programs for Executive Officers	Form 8-K, filed November 13, 2009, with the Securities Exchange Commission. (Item 5.2(e))
10(ttt)*	Description of Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed May 4, 2010, with the Securities Exchange Commission. (Item 1.1)
10(uuu)*	Description of Fiscal Year 2011 Cash and Equity Incentive Programs for Executive Officers	Form 8-K, filed July 13, 2010, with the Securities Exchange Commission. (Item 5.2(e))
10(vvv)*	Form of Consulting Agreement, effective August 18, 2010, between International Rectifier Corporation and Dr. Jack O. Vance	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(www)*	Form of Non-Employee Director Restricted Stock Unit Agreement	Form 8-K, filed August 24, 2010, with the Securities Exchange Commission. (Exhibit 10.2)
10(xxx)*	Description of Fiscal Year 2011 Cash Incentive Program Modification for Company Secretary	Form 8-K, filed August 31, 2010, with the Securities Exchange Commission. (Exhibit 5.2(e))
10(yyy)*	Form of Employee Performance-Based Restricted Stock Unit Award Agreement	Form 8-K, filed July 13, 2010, with the Securities Exchange Commission. (Exhibit 10.1)
10(zzz)*	Form of Employee Restricted Stock Unit Award Agreement	Form 10-Q dated November 5, 2010 filed with the Securities and Exchange Commission (Exhibit 10.1)
10(aaaa)*	Description of Executive Officer Cash Incentive Program Performance Goals for Second and Third Quarter of Fiscal Year 2011	Form 8-K, filed February 11, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(bbbb)*	Updated Form of Named Officer Retention Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.1)
10(cccc)*	Updated Form of Performance Restricted Stock Unit Award Agreement	Form 8-K filed June 24, 2011, with the Securities Exchange Commission (Exhibit 10.2)
10(dddd)*	Description of Named Officer Equity Award Program	Form 8-K, filed June 24, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(eeee)*	Description of Executive Officer Cash Incentive Program for Fiscal Year 2012	Form 8-K, filed July 26, 2011, with the Securities Exchange Commission (Item 5.2(e))
10(ffff)*	Description of Updated Compensation Arrangements for Independent Members of Board of Directors	Form 8-K, filed August 19, 2011, with the Securities Exchange Commission (Item 1.1)
14	Code of Ethics	Form 8-K, filed with the Securities and Exchange Commission on August 19, 2011. (Exhibit 14.1)
*	Denotes management contract or compensatory plan or arrangement.

Submitted Herewith:

See page 50 for an index of Financial Statements and Financial Statement Schedule being filed as part of this report.

10.1	Form of Updated June 2011 Named Officer and Extended Management Team Retention Restricted Stock Unit Award Agreement*
10.2	Form of Updated June 2011 Non-Extended Management Team Retention Restricted Stock Unit Award Agreement*
10.3	Form of June 2011 Performance Restricted Stock Unit Award Agreement*
10.4	Form of Updated August 2011 Non-Employee Director Restricted Stock Unit Award Agreement *
10.5	Amendment to Relocation Benefits between International Rectifier Corporation and Ilan Daskal dated August 18, 2011.*
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Extension Calculation
101.LAB**	XBRL Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
101.DEF**	XBRL Taxonomy Extension Definition

*	Denotes management contract or compensatory plan or arrangement

**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION (Registrant)

	By:	/s/ ILAN DASKAL
Date: August 22, 2011		Ilan Daskal Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard J. Dahl* Richard J. Dahl	Chairman of the Board	August 22, 2011

/s/ Oleg Khaykin* Oleg Khaykin	Director and Chief Executive Officer (Principal Executive Officer)	August 22, 2011

/s/ Robert Attiyeh* Robert Attiyeh	Director	August 22, 2011

/s/ Mary B. Cranston* Mary B. Cranston	Director	August 22, 2011

/s/ Dwight W. Decker* Dr. Dwight W. Decker	Director	August 22, 2011

/s/ Thomas A. Lacey* Thomas A. Lacey	Director	August 22, 2011

/s/ James D. Plummer* James D. Plummer	Director	August 22, 2011

/s/ Barbara L. Rambo* Barbara L. Rambo	Director	August 22, 2011

/s/ Rochus E. Vogt* Rochus E. Vogt	Director	August 22, 2011

*By: /s/ Ilan Daskal Ilan Daskal Attorney-in-fact		August 22, 2011

SCHEDULE II

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended June 26, 2011, June 27, 2010, and June 28, 2009
(In thousands)

	Balance at beginning of year	Additions (reductions) charged to costs and expenses(1)	Deductions (2)	Balance at end of year
2011
Accounts receivable allowance	$3,725	$2,731	$(4,032)	$2,424
Deferred income tax valuation allowance	236,405	100	(53,942)	182,563
2010
Accounts receivable allowance	$5,102	$1,910	$(3,287)	$3,725
Deferred income tax valuation allowance	248,666	1,680	(13,941)	236,405
2009
Accounts receivable allowance	$6,525	$6,660	$(8,083)	$5,102
Deferred income tax valuation allowance	78,142	184,333	(13,809)	248,666

(1)
Additions charged to costs and expenses relating to accounts receivable are net of reductions to estimated reserves; additions to deferred income tax valuation allowance relating to state deferred tax assets true-up.

(2)
Deductions relating to accounts receivable allowance include uncollectible accounts written-off, net of recoveries; deductions of deferred income tax valuation allowance relating to decreased deferred tax assets and release of valuation allowance.