Form 10-Q
period 2011-09-25
INTERNATIONAL RECTIFIER CORP /DE/
filed 2011-11-04
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2011
or
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

There were 69,046,377 shares of the registrant’s common stock, par value $1.00 per share, outstanding on October 21, 2011.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 25, 2011	September 26, 2010
Revenues	$302,741	$280,867
Cost of sales	187,903	172,043
Gross profit	114,838	108,824

Selling, general and administrative expense	48,991	48,310
Research and development expense	33,028	27,560
Amortization of acquisition-related intangible assets	2,615	1,219
Asset impairment, restructuring and other charges	—	134
Operating income	30,204	31,601
Other expense, net	2,203	1,312
Interest income, net	(209)	(1,409)
Income before income taxes	28,210	31,698
Provision for (benefit from) income taxes	6,247	(1,800)
Net income	$21,963	$33,498
Net income per common share—basic (1)	$0.31	$0.47
Net income per common share—diluted (1)	$0.31	$0.47
Average common shares outstanding—basic	69,768	70,165
Average common shares and potentially dilutive securities outstanding—diluted	70,285	70,483

(1)	Net income per common share is computed using the two-class method. See Note 14, “Net Income Per Common Share”.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	September 25, 2011	September 26, 2010
Net income	$21,963	$33,498
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,632)	8,770
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $(2,686) and $(659), respectively	(4,517)	(1,094)
Other comprehensive income (loss)	(11,149)	7,676
Comprehensive income	$10,814	$41,174

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 25, 2011	June 26 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$264,539	$298,731
Restricted cash	445	439
Short-term investments	172,248	185,541
Trade accounts receivable, net	183,408	196,153
Inventories	282,927	250,174
Current deferred tax assets	1,988	1,950
Prepaid expenses and other receivables	34,918	33,943
Total current assets	940,473	966,931
Restricted cash	1,632	1,632
Long-term investments	4,815	13,325
Property, plant and equipment, net	459,061	444,759
Goodwill	121,570	121,570
Acquisition-related intangible assets, net	34,330	36,945
Long-term deferred tax assets	25,118	23,403
Other assets	55,519	62,419
Total assets	$1,642,518	$1,670,984
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,509	$123,922
Accrued income taxes	11,714	6,850
Accrued salaries, wages and commissions	40,558	45,552
Current deferred tax liabilities	2	2
Other accrued expenses	100,774	97,402
Total current liabilities	255,557	273,728
Long-term deferred tax liabilities	3,845	3,845
Other long-term liabilities	35,662	35,499
Total liabilities	295,064	313,072
Commitments and contingencies
Stockholders’ equity:
Common shares	74,708	74,527
Capital contributed in excess of par value of shares	1,023,632	1,021,509
Treasury stock, at cost	(104,821)	(81,245)
Retained earnings	367,698	345,735
Accumulated other comprehensive loss	(13,763)	(2,614)
Total stockholders’ equity	1,347,454	1,357,912
Total liabilities and stockholders’ equity	$1,642,518	$1,670,984

(1)	Amounts derived from the audited financial statements at June 26, 2011.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	September 25, 2011	September 26, 2010
Cash flows from operating activities:
Net income	$21,963	$33,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,523	18,943
Amortization of acquisition-related intangible assets	2,615	1,219
Stock compensation expense	3,707	4,365
Loss (gain) on disposal of fixed assets	692	(349)
Provision for bad debt	1,232	92
Provision for inventory write-downs	4,211	2,036
Deferred income taxes	1,424	218
Other-than-temporary impairment of investments	535	538
(Gain) loss on derivatives	(1,409)	762
Excess tax benefit from stock-based awards	(623)	(50)
Gain on sale of investments	(54)	(537)
Changes in operating assets and liabilities, net	(39,237)	(20,418)
Other	2,021	(2,443)
Net cash provided by operating activities	16,600	37,874
Cash flow from investing activities:
Additions to property, plant and equipment	(45,245)	(22,731)
Acquisition of intellectual property	—	(7,500)
(Addition to) release from restricted cash	(21)	261
Sale of investments	5,342	1,383
Maturities of investments	52,025	113,650
Purchase of investments	(36,096)	(104,129)
Purchase of cost-based investments	—	(1,500)
Net cash used in investing activities	(23,995)	(20,566)
Cash flows from financing activities:
Proceeds from exercise of stock options	399	850
Excess tax benefit from stock-based awards	623	50
Purchase of treasury stock	(23,576)	(20,031)
Net settlement of restricted stock units for tax withholdings	(1,802)	(228)
Net cash used in financing activities	(24,356)	(19,359)
Effect of exchange rate changes on cash and cash equivalents	(2,441)	1,944
Net decrease in cash and cash equivalents	(34,192)	(107)
Cash and cash equivalents, beginning of period	298,731	229,789
Cash and cash equivalents, end of period	$264,539	$229,682

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

The Company’s products include power metal oxide semiconductor field effect transistors (“MOSFETs”), high voltage analog and mixed signal integrated circuits (“HVICs”), low voltage analog and mixed signal integrated circuits (“LVICs”), digital integrated circuits (“ICs”), radiation-resistant (“RAD-Hard”) power MOSFETs, insulated gate bipolar transistors (“IGBTs”), high reliability DC-DC converters, digital controllers and automotive products.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals and other adjustments) considered necessary for a fair presentation of the Company’s results of operations, financial position, and cash flows have been included.  The results of operations for the interim periods presented are not necessarily comparable to the results of operations for any other interim period or indicative of the results that will be recorded for the full fiscal year ending June 24, 2012. These condensed consolidated financial statements and the accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 26, 2011 filed with the SEC on August 22, 2011 (the “2011 Annual Report”).

Reclassification

The Company has reclassified net settlement of restricted stock units from cash flows from operating activities to cash flows from financing activities in the condensed consolidated statement of cash flow for the prior year period to conform to current year presentation.

Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended September 2011 and 2010 consisted of 13 weeks ending on September 25, 2011 and September 26, 2010, respectively.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events

The Company evaluates events subsequent to the end of the fiscal quarter through the date the financial statements are filed with the SEC for recognition or disclosure in the consolidated financial statements.  Events that provide additional evidence about material conditions that existed at the date of the balance sheet are evaluated for recognition in the consolidated financial statements.  Events that provide evidence about conditions that did not exist at the date of the balance sheet but occurred after the balance sheet date are evaluated for disclosure in the notes to the consolidated financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Financial Assets and Liabilities Measured at Fair Value

Financial assets and liabilities measured and recorded at fair value on a recurring basis are presented on the Company’s condensed consolidated balance sheet as of September 25, 2011 as follows (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$10,995	$—	$10,995	$—
Short-term investments	172,248	50,607	121,641	—
Long-term investments	4,815	3,012	1,501	302
Other assets	25,960	22,042	1,072	2,846
Other accrued expenses	(46)	—	(46)	—
Other long-term liabilities	(7,786)	(7,386)	—	(400)
Total	$206,186	$68,275	$135,163	$2,748
Fair value as a percentage of total	100.0%	33.1%	65.6%	1.3%
Level 3 as a percentage of total assets				0.2%

Financial assets and liabilities measured and recorded at fair value on a recurring basis are presented on the Company’s condensed consolidated balance sheet as of June 26, 2011 as follows (in thousands):

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

During the three months ended September 25, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis. During the three months ended September 26, 2010, the Company purchased the intellectual property, including patent and patent rights, as well as 25.0 million shares of preferred stock, from a privately held domestic company and measured the fair value of these assets on a nonrecurring basis using significant unobservable inputs, or Level 3 inputs.

During the three months ended September 25, 2011, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

As of September 25, 2011, the Company’s investments fair valued using Level 2 inputs included commercial paper, corporate debt securities and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also fair values its foreign currency forward contracts using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.

Level 3 Valuation Techniques

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs, or Level 3 inputs, for the three months ended September 25, 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at June 26, 2011	$400	$2,773	$781	$3,554
Total gains or (losses) (realized or unrealized):
Included in earnings	―	73	54	127
Included in other comprehensive income	―	—	(190)	(190)
Purchases, maturities, and sales:
Purchases/additions	―	―	―	―
Maturities/prepayments	―	―	(33)	(33)
Sales	―	―	(310)	(310)
Transfers into level 3	―	―	―	―
Transfers out of level 3	—	—	―	―
Ending balance at September 25, 2011	$400	$2,846	$302	$3,148

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs, or Level 3 inputs, for the three months ended September 26, 2010 (in thousands):

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs.  These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment and a liability for an acquisition-related contingent consideration arrangement. Level 3 inputs are also used to value investment securities that include certain asset-backed securities for which there is a decreased observability of market pricing for these investments. At September 25, 2011, these securities were valued primarily using an independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and the amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at September 25, 2011.

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

Adoption of Recent Accounting Standards

In December 2010, the FASB issued ASC update No. 2010-28, “Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force.”  This amendment modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests.  The adoption of this update did not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued ASC update No. 2010-29, “Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations, a consensus of the FASB Emerging Issues Task Force.”  This amendment clarifies the periods for which pro forma financial information is presented.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  The adoption of this update did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASC update No. 2011-08, “Intangibles-Goodwill and Other (Topic 350), Testing Goodwill for Impairment”.  Under the amendments in this update, a company is not required to calculate the fair value of a reporting unit unless the company determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update allow an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  If after assessing the qualitative factors, a company determines it does not meet the more-likely-than-not threshold, a company is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit.  The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption permitted).  The Company early adopted this update in the first quarter of fiscal year 2012. The adoption of this update did not have a material impact on the Company’s financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Recent Accounting Standards

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

In June 2011, the FASB issued ASC update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income”.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  The company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Available-for-sale securities as of September 25, 2011 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain (Loss)	Market Value
Short-Term Investments:
Corporate debt	$67,875	$48	$—	$48	$67,923
U.S. government and agency obligations	104,213	$115	(3)	112	104,325
Total short-term investments	$172,088	$163	$(3)	$160	$172,248
Long-Term Investments:
U.S. government and agency obligations	$4,497	$16	$—	$16	$4,513
Asset-backed securities	306	—	(4)	(4)	302
Total long-term investments	$4,803	$16	$(4)	$12	$4,815

Equity securities	$12,428	$2,855	$(304)	$2,551	$14,979

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

The Company holds as strategic investments the common stock of three publicly traded foreign companies and the common stock and preferred stock of a privately held domestic company. The common stock and preferred stock of the privately held domestic company are carried at cost of $1.5 million in other assets.  In addition, the Company has a note payable from a privately held company which it carries at cost of $0.4 million.  These investments are carried at cost as the Company has determined that it is not practicable to estimate the fair value of these investments given that the issuers are start-up companies whose securities are not publicly traded.  As of September 25, 2011, there have been no developments which would indicate the value of these investments has been impaired.  The common stock of the three publicly traded foreign companies are shown as “Equity securities” in the table above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency.  The put option became effective September 1, 2009 and is reported at fair value.  As of September 25, 2011, the fair value of the option was $2.8 million, with changes in fair value recorded in other (income)/expense, net (See Note 3, “Derivative Financial Instruments”).  The Company received no dividend income from these equity investments during the three months ended September 25, 2011 and September 26, 2010, respectively.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings.  Other-than-temporary impairments relating to certain available-for-sale securities for the three months ended September 25, 2011 and September 26, 2010 were $0.5 million and $0.5 million, respectively.

The Company determined that one of its investments in common stock was other-than-temporarily impaired during the first three months of fiscal year 2012. As a result of determining the investment in common stock was other-than-temporarily impaired, the Company recorded an impairment charge of $0.5 million during the first three months of fiscal year 2012.  During the first three months of fiscal year 2011, the Company recorded an impairment charge of $0.5 million related to an equity investment.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter end (in thousands):

	Securities held in a loss position for less than 12 months at September 25, 2011		Securities held in a loss position for 12 months or more at September 25, 2011		Total in a loss position at September 25, 2011
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$7,092	$(3)	$—	$—	$7,092	$(3)
Asset-backed securities	302	(4)	—	—	302	(4)
Total	$7,394	$(7)	$—	$—	$7,394	$(7)

As of June 26, 2011, the Company had no available-for-sale investments that were in a gross unrealized loss position.

The amortized cost and estimated fair value of investments at September 25, 2011, by contractual maturity, are as follows (in thousands):

Contractual Maturity (1)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$172,088	$172,248
Due in 1-2 years	4,497	4,513
Due in 2-5 years	—	—
Due after 5 years	306	302
Total investments	$176,891	$177,063

(1)	Contractual maturity for asset-backed securities was based on initial contractual maturity dates.

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be less than the contractual maturity dates indicated in the table above.

Gross realized gains and (losses) were $0.1 million and $0 million, respectively, for the three months ended September 25, 2011 and gross realized gains and (losses) were $0.5 million and $0 million, respectively, for the three months ended September 26, 2010.  The cost of marketable securities sold was determined using the first-in, first-out method.

For the three months ended September 25, 2011 and September 26, 2010, as a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $0.1 million and $0.1 million, respectively, from accumulated other comprehensive income to earnings either as a component of interest expense (income) or other expense depending on the nature of the gain (loss).

Fair Value of Investments

The following table presents the balances of investments measured at fair value on a recurring basis as of September 25, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt	$67,923	$—	$67,923	$—
U.S. government and agency obligations	108,838	53,619	55,219	—
Asset-backed securities	302	—	—	302
Equity securities-strategic investments	14,979	14,979	—	—
Total securities at fair value	$192,042	$68,598	$123,142	$302

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The following table presents the balances of investments measured at fair value on a recurring basis as of June 26, 2011 (in thousands):

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

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  As of September 25, 2011, however, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, a put option on one of the Company’s strategic investments (See Note 2, “Investments”) and a call option on the equity of a private domestic company. The private domestic company is a development stage entity and, as such, the Company is unable to determine the fair value of the call option at this time.

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

The Company had no outstanding interest rate derivatives as of September 25, 2011.

Foreign Currency Exchange Rates

The Company generally hedges the risks of foreign currency-denominated assets and liabilities with offsetting foreign currency denominated exchange transactions, and currency forward contracts or currency swaps.  Transaction gains and losses on these foreign currency-denominated assets and liabilities are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure.

A significant amount of the Company’s revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, the Company has a sales office and a semiconductor wafer fabrication facility with revenues primarily in U.S. Dollars and Euros and expenses in British Pounds Sterling and U.S. Dollars.  The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging.  To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, the Company has established a balance sheet transaction risk hedging program.  This risk hedging program generally uses spot and currency forward contracts.  These contracts are not designated as hedging instruments for accounting purposes.  Through these hedging programs the Company seeks to reduce, but does not always entirely eliminate, the impact of currency exchange rate movements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

The Company had approximately $81.4 million in notional amounts of currency forward contracts not designated as accounting hedges at September 25, 2011.  The net realized and unrealized foreign-currency gains (losses) related to forward contracts not designated as accounting hedges recognized in earnings, as a component of other expense, were $0.8 million and $(0.6) million for the three months ended September 25, 2011 and September 26, 2010, respectively.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the preceding analysis.

At September 25, 2011, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets September 25, 2011		Derivative Liabilities September 25, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put option	Other assets	$2,846
Currency forward contracts	Other assets	1,072	Other accrued expenses	$46
Total		$3,918		$46

At June 26, 2011, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets June 26, 2011		Derivative Liabilities June 26, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put option	Other assets	$2,773
Currency forward contracts			Other accrued expenses	$309
Total		$2,773		$309

The gain or (loss) recognized in earnings during the three months ended September 25, 2011 and September 26, 2010 was comprised of the following (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended September 25, 2011	Three Months Ended September 26, 2010
Put option	Other expense	$73	$(154)
Currency forward contracts	Other expense	813	(584)
Foreign currency swap contract	Other expense	—	(24)
Total		$886	$(762)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of September 25, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$2,846	$—	$—	$2,846
Foreign currency derivatives:
Assets	1,072	—	1,072	—
Liabilities	(46)	—	(46)	—
Total derivative instruments at fair value	$3,872	$—	$1,026	$2,846

The following table presents derivative instruments measured at fair value on a recurring basis as of June 26, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$2,773	$—	$—	$2,773
Foreign currency derivatives:
Liabilities	(309)	—	(309)	—
Total derivative instruments at fair value	$2,464	$—	$(309)	$2,773

4. Supplemental Cash Flow Disclosures

Components in the changes of operating assets and liabilities for the three months ended September 25, 2011 and September 26, 2010 were comprised of the following (in thousands):

	Three Months Ended
	September 25, 2011	September 26, 2010
Trade accounts receivable	$11,590	$(11,709)
Inventories	(38,385)	(18,140)
Prepaid expenses and other receivables	(1,149)	3,738
Accounts payable	(16,622)	(3,297)
Accrued salaries, wages and other commissions	(4,818)	4,397
Deferred compensation	542	298
Accrued income taxes payable	4,229	(2,735)
Other accrued expenses	5,376	7,030
Changes in operating assets and liabilities	$(39,237)	$(20,418)

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Disclosures (Continued)

Supplemental disclosures of cash flow information (in thousands):

	As of
	September 25, 2011	September 26, 2010
Non-cash investing activities:
Increase (decrease) in liabilities accrued for property, plant and equipment purchases	$(5,504)	$3,014

5. Inventories

Inventories at September 25, 2011 and June 26, 2011 were comprised of the following (in thousands):

	September 25, 2011	June 26, 2011
Raw materials	$67,386	$63,298
Work-in-process	125,153	110,956
Finished goods	90,388	75,920
Total inventories	$282,927	$250,174

6. Goodwill and Acquisition-Related Intangible Assets

At September 25, 2011 and June 26, 2011, acquisition-related intangible assets included the following (in thousands):

	Amortization	September 25, 2011
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(30,547)	$21,498
Customer lists	5 - 12	10,430	(5,730)	4,700
Intellectual property and other	2 - 15	16,763	(8,631)	8,132
Total acquisition-related intangible assets		$79,238	$(44,908)	$34,330

	Amortization	June 26, 2011
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(28,560)	$23,485
Customer lists	5 - 12	10,430	(5,455)	4,975
Intellectual property and other	2 - 15	16,763	(8,278)	8,485
Total acquisition-related intangible assets		$79,238	$(42,293)	$36,945

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Acquisition-Related Intangible Assets (Continued)

As of September 25, 2011, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2012 and the four succeeding fiscal years (in thousands):

Fiscal Year	Estimated Amortization Expense
2012	$5,698
2013	6,709
2014	6,420
2015	6,220
2016	4,681
2017 and thereafter	4,602
Total	$34,330

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

The carrying amount of goodwill by segment as of September 25, 2011 and June 26, 2011 was as follows (in thousands):

Business Segments:	September 25, 2011	June 26, 2011
Power Management Devices	$—	$—
Energy Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	69,421	69,421
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$121,570	$121,570

7. Bank Letters of Credit

At September 25, 2011, the Company had $1.6 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Other Accrued Expenses

Other accrued expenses were comprised of the following as of (in thousands):

	September 25, 2011	June 26, 2011
Sales returns	$37,217	$34,112
Accrued accounting and legal costs	11,320	9,943
Deferred revenue	16,383	16,329
Accrued employee benefits	4,088	3,733
Accrued warranty	3,446	3,457
Accrued utilities	2,501	1,840
Accrued repurchase obligation	2,743	3,099
Accrued sales and other taxes	4,162	2,829
Accrued enterprise resource planning system costs	6,321	8,110
Severance liability	155	214
Other	12,438	13,736
Total other accrued expenses	$100,774	$97,402

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

The following table details the changes in the Company’s warranty reserve for the three months ended September 25, 2011, which is included in other accrued expenses (in thousands):

Accrued warranty, June 26, 2011	$3,457
Accruals for warranties issued during the period	1,085
Changes in estimates related to pre-existing warranties	575
Warranty claim settlements	(1,671)
Accrued warranty, September 25, 2011	$3,446

9. Other Long-Term Liabilities

Other long-term liabilities were comprised of the following as of (in thousands):

	September 25, 2011	June 26, 2011
Income taxes payable	$17,861	$17,092
Divested entities’ tax obligations	3,815	3,985
Deferred compensation	9,168	9,324
Other	4,818	5,098
Total other long-term liabilities	$35,662	$35,499

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Long-Term Liabilities (Continued)

Fair Value of Long-term Liabilities

The following table presents the long-term liabilities and the related assets measured at fair value on a recurring basis as of September 25, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan liability	$7,386	$7,386	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	7,062	7,062	—	—

The following table presents the long-term liabilities and the related assets measured at fair value on a recurring basis as of June 26, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan liability	$7,638	$7,638	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	7,795	7,795	—	—

10. Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards.  Such shares are subject to registration under applicable securities laws, including pursuant to the rules and regulations promulgated by the Securities and Exchange Commission, unless an applicable exemption applies.

During the fiscal quarter ended September 25, 2011, the Company granted an aggregate of 10,000 stock options to Company employees under its Amended and Restated 2000 Incentive Plan (“the “2000 Plan”).  Subject to the terms and conditions of the 2000 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

The following table summarizes the stock option activities for the three months ended September 25, 2011 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 26, 2011	2,992	$21.30	—	$22,154
Granted	10	$20.78	$7.51	—
Exercised	(28)	$14.34	—	$202
Expired or forfeited	(392)	$34.71	—	—
Outstanding, September 25, 2011	2,582	$19.34	—	$8,050

For the three months ended September 25, 2011 and September 26, 2010, the Company received $0.4 million and $0.8 million, respectively, for stock options exercised.  There were no tax benefits realized from issuance of stock-based awards for the three months ended September 25, 2011 and September 26, 2010, respectively.

During the fiscal quarter ended September 25, 2011, the Company granted 13,150 restricted stock units  (“RSUs”) to employees, and 46,200 RSUs to members of the Board of Directors, in each case under the 2000 Plan, and which awards provided for vesting over a period of service, subject to the terms and conditions of the 2000 Plan and applicable award documentation.   For the awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The awards made to members of the Board of Directors were made as part of the Board’s annual director compensation program, under which the vesting of awards takes place generally on the first anniversary of the date of grant.

During fiscal year 2011, the Company made RSU awards with performance vesting (non-market-based) criteria to executives and certain key employees pursuant to the 2000 Plan. Any vesting of such awards takes place upon the achievement of certain performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  The performance goals for the awards vary depending on the executive officer or key employee, and must be achieved generally on or before the end of the Company’s fiscal year 2012 for the awards to vest, although some of the awards provide for achievement of performance goals on or before earlier dates. For the three months ended September 25, 2011, the Company recorded a net credit of $1.3 million to stock-compensation expense relating to these awards, based on the determination that the achievement of certain of the performance goals that the Company in prior periods determined were probable, were as of the three months ended September 25, 2011 not probable within the time established for the awards, partly offset by the achievement of one other performance goal.

The following table summarizes the RSU activity for the three months ended September 25, 2011 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 26, 2011	2,051	$21.22	$53,501
Granted	59	$21.59	—
Vested	(220)	$18.94	$5,820
Forfeited	(10)	$21.52	—
Outstanding, September 25, 2011	1,880	$21.50	$37,920

The Company's stock based compensation plans and award documentation permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the three months ended September 25, 2011, the Company withheld RSUs representing 66,423 underlying shares to fund grantees’ income tax obligations.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs (including RSUs with performance-based and market-based vesting criteria) at September 25, 2011 and June 26, 2011 is as follows (in thousands):

	As of
	September 25, 2011	June 26, 2011
Outstanding options exercisable	1,707	1,905
Options and RSUs available for grant	736	510
Total reserved common stock shares for stock option plans	5,198	5,553

For the three months ended September 25, 2011 and September 26, 2010, stock-based compensation expense associated with the Company’s stock options and RSUs (including RSUs with performance-based vesting and market-based vesting criteria) was as follows (in thousands):

	Three Months Ended
	September 25, 2011	September 26, 2010
Selling, general and administrative expense	$2,655	$2,923
Research and development expense	727	650
Cost of sales	325	792
Total stock-based compensation expense	$3,707	$4,365

The total unrecognized compensation expense for outstanding stock options and RSUs was $32.8 million as of September 25, 2011.  The unrecognized compensation expense for the outstanding stock options and RSUs will generally be recognized over three years, except for the performance-based RSUs, and one stock option award and one RSU award made to the Chief Executive Officer (the “CEO”) during fiscal year 2008.  The compensation expense for the CEO’s awards made during fiscal year 2008 is being recognized over 5 years.  The unrecognized compensation expense for outstanding performance based RSUs will be recognized when it is determined that it is probable the goals will be achieved or upon achievement of the goals, whichever event occurs first.  The weighted average number of years to recognize the total compensation expense (including that of the CEO) is 1.6 years.

The fair value of the Company stock options issued during the three months ended September 25, 2011 and September 26, 2010, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 25, 2011	September 26, 2010
Expected life	3.5 years	3.5 years
Risk free interest rate	0.4%	0.7%
Volatility	49.6%	41.5%
Dividend yield	0.0%	0.0%

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

            Asset impairment, restructuring and other charges represent costs related primarily to the following:
  El Segundo Fabrication Facility Closure Initiative
  Research and Development Facility Closure Initiative
    The following table summarizes restructuring charges incurred during the three months ended September 25, 2011, and September 26, 2010 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended
	September 25, 2011	September 26, 2010
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$—	$67
Other charges	—	67
Total asset impairment, restructuring and other charges	$—	$134

    In addition to the amounts in the table above, $0.1 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the first three months of fiscal year 2011, related to the restructuring initiatives.  These costs are not considered restructuring costs and were recorded in costs of sales.

    The following table summarizes changes in the Company's restructuring related accruals for the three months ended September 25, 2011, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 26, 2011	$461
Accrued during the quarter and charged to asset impairment, restructuring and other charges	—
Accrued during the quarter and charged to operating expenses	—
Costs paid during the quarter	—
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, September 25, 2011	$461

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

The following table summarizes the total asset impairment, restructuring and other charges by initiative for the three months ended September 26, 2010 (in thousands):

	El Segundo Fabrication Facility Closure	Research and Development Facility Closure	Total
For the three months ended September 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$67	$—	$67
Other charges	—	67	67
For the three months ended September 26, 2010, total asset impairment, restructuring and other charges	$67	$67	$134

El Segundo Fabrication Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million.  Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs were charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs and $3.9 million of other charges for this initiative. Due to continued higher demand than at the time the plan was adopted, in mid-fiscal year 2011 the Company suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, the Company recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011.

The Company paid the remaining $0.5 million of accrued retention bonuses under this initiative in the second quarter of fiscal year 2012.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England research and development facility and its El Segundo, California research and development fabrication facility.  The costs associated with closing and exiting these facilities and severance costs were approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  The Company has completed the closure of the Oxted, England facility, and in the second quarter of fiscal year 2012 has entered into agreements to sell the underlying real property. The sale agreements contain typical representations, covenants and conditions for transactions of this type.  Subject to the satisfaction of applicable closing conditions, closing of the sale of real property is currently scheduled for January 2012.

The El Segundo, California research and development fabrication facility is no longer used as a research and development fabrication facility.  It is now used only as a research and development test and office facility. As previously noted, the initiative to close the adjoining El Segundo, California fabrication facility has been suspended for the foreseeable future, and the final exit from the El Segundo, California research and development fabrication facility will not occur in the foreseeable future.  Given the ongoing modified use of the facility, the Company considers the restructuring initiative relating to this facility to be complete.

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

Enterprise Power (“EP”) – The EP segment’s primary applications include servers, storage, routers, switches, infrastructure equipment, notebooks, graphic cards, and gaming consols.  The Company offers a broad portfolio of power management system products that deliver benchmark power density, efficiency and performance. These products include DirectFET® discrete products, digital controllers, power monitoring products, XPhase®, SupIRBuckTM and iPOWIR® voltage regulators, Low voltage ICs, and PowIRstagesTM.

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

The Company’s “customer segments” includes PMD, ESP, AP, EP and HiRel reporting segments.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information (Continued)

For the three months ended September 25, 2011 and September 26, 2010, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended September 25, 2011			Three Months Ended September 26, 2010
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$111,207	36.7%	29.4%	$115,524	41.1%	29.5%
Energy Saving Products	76,058	25.1	41.4	60,016	21.4	42.5
Automotive Products	28,900	9.6	31.5	23,920	8.5	32.0
Enterprise Power	35,966	11.9	40.3	35,229	12.6	47.3
HiRel	48,842	16.1	51.8	44,197	15.7	52.1
Customer segments total	300,973	99.4	37.6	278,886	99.3	38.3
Intellectual Property	1,768	0.6	100.0	1,981	0.7	100.0
Consolidated total	$302,741	100.0%	37.9%	$280,867	100.0%	38.7%

13. Income Taxes

The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company determined that the valuation allowance established against its federal and California deferred tax assets in the United States (“U.S.”) may remain in place by the end of fiscal year 2012.  These valuation allowances relate to beginning of the year balances of reserves that were established during fiscal year 2009.  The Company also determined that the valuation allowance established against its deferred tax assets in the United Kingdom (“U.K.”) during fiscal year 2009, and which was partially released during fiscal year 2011, should be further reduced based on the amount of forecasted taxable income in fiscal year 2012.  This reduction of the valuation allowance that was based upon current year forecasted income was included in the effective tax rate for the quarter ended September 25, 2011.

During the three months ended September 25, 2011, the statutory tax rate in the U.K. was reduced from 27 percent to 26 percent for calendar year 2011, and further reduced to 25 percent for calendar year 2012, effective April 1, 2011 retrospectively. The Company concluded that the overall impact on the tax provision would be $0.9 million in fiscal year 2012 due to deferred tax assets without a valuation allowance being reduced as a result of the lowered statutory rate. In addition, the Company reduced the U.K. deferred tax assets with full valuation allowances by $2.6 million as a result of the reduced statutory rate in this quarter.  Both the impact on the tax provision and the reduction of the deferred tax assets with full valuation allowances were treated as discrete items in the first quarter of fiscal year 2012.

During the three months ended September 25, 2011, the Company received a $1.8 million tax refund from the Singapore tax authority as a result of its assessment of the Company’s Singapore subsidiary’s income tax return for fiscal year 2008, with the tax benefit being accounted for in a previous reporting period.  The Company does not currently expect any additional refund associated with the aforementioned assessment.

During fiscal year 2011, the Company was granted certain incentives by the Singapore Economic Development Board. As a result, the Company started to operate under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020.  The tax holiday is conditioned upon the Company meeting certain employment and investment thresholds.

The Company's effective tax rate was an expense of 22.2 percent and a benefit of (5.7) percent for the three months ended September 25, 2011 and September 26, 2010, respectively. For the three months ended September 25, 2011, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of the utilization of its deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.K. and lower tax rates in certain foreign jurisdictions, and the aforementioned impact on the tax provision due to the reduction of the U.K. statutory rate.   For the three months ended September 26, 2010, the Company’s effective tax rate differed from the U.S. federal statutory rate of 35 percent as a result of the release of contingent liabilities related to uncertain tax positions and the utilization of its deferred tax assets through the reduction of the beginning-of-the-year valuation allowances recorded in the U.S. and the U.K.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

The Company operates in multiple foreign jurisdictions with lower statutory tax rates, and its operation in Singapore has the most significant impact on the effective tax rate for the fiscal year 2012, notwithstanding the impact from the utilization of its deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.K.

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

14. Net Income per Common Share

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net income to both common shares and participating securities.  The Company’s participating securities include the unvested, outstanding RSUs to the extent the RSUs provide for the right to receive dividend equivalents.  The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three months ended September 25, 2011 and September 26, 2010 (in thousands, except per share amounts):

	Three Months Ended
	September 25, 2011	September 26, 2010
Net income	$21,963	$33,498
Less: Income allocated to participating securities	267	539
Income available to common stockholders	$21,696	$32,959
Earnings per common share - basic
Weighted average shares outstanding	69,768	70,165
Basic income per share	$0.31	$0.47
Earnings per common share - diluted
Basic weighted average shares outstanding	69,768	70,165
Effect of dilutive securities – stock options and RSUs	517	318
Diluted weighted-average shares	70,285	70,483
Diluted income per share	$0.31	$0.47

For the three months ended September 25, 2011 and September 26, 2010, 1,043,134 and 1,986,900 common stock equivalents, respectively, were antidilutive and were not included in the computation of diluted earnings per share for these periods.  In addition, for the three months ended September 25, 2011, 366,100 of contingently issuable restricted stock units for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

15. Environmental Matters (Continued)

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

16. Litigation

Litigation from Vishay Proposal.

In August 2008, shortly after the Company's disclosure that Vishay Intertechnology,  Inc. ("Vishay") had made an unsolicited, non-binding proposal to acquire all outstanding shares of the Company, a purported class action complaint captioned Hui Zhao v. International Rectifier Corp., No. BC396461, was filed in the Superior Court of the State of California for the County of Los Angeles.  The complaint named as defendants the Company and all of its directors and alleged that the Vishay proposal was unfair and that acceptance of the offer would constitute a breach of fiduciary duty by the Board.  In October 2008, the case was consolidated with five other substantially similar complaints seeking the same relief.  Later in October 2008, plaintiffs filed a consolidated amended complaint purporting to allege claims for breach of fiduciary duty on behalf of a putative class of investors based on the theory that the Board breached its fiduciary duty by rejecting the Vishay proposal.  In April 2009, the Superior Court sustained the Company’s demurrer to the amended complaint on the ground that the action should have been brought not as a class action but as a shareholder derivative action, and ordered the action to be dismissed with prejudice.  In June 2009, plaintiffs filed a notice of appeal from the final judgment of dismissal.  On June 20, 2011, the Court of Appeal affirmed the Superior Court’s order sustaining the demurrer, but reversed the portion of the order that dismissed the action with prejudice.  The Court of Appeal remanded the case to the Superior Court with directions to permit plaintiffs leave to file a second amended complaint to attempt to plead a shareholder derivative action.   Pursuant to Section 472b of the California Code of Civil Procedure, plaintiffs’ amended complaint was due to be filed on or about September 26, 2011.  Plaintiffs did not file an amended complaint by that time.  On October 27, 2011, a status conference was held in the matter.  The Court took no action, and set a further status conference for November 17, 2011.

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

Angeles. v. Omega.    See Note 15, "Environmental Matters."

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

17. Commitments and Contingencies

In connection with the divestiture of the Company’s Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of applicable statutes of limitations, and the decrease in foreign currency translation on the underlying obligation.  As of September 25, 2011, the balance of the divested entities tax obligations was $3.8 million.

18. Stock Repurchase Program

On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. On July 20, 2010, the Company announced that its Board of Directors had authorized an additional $50.0 million for the stock repurchase program increasing the total authorized for the plan to $150.0 million.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions. For the three months ended September 25, 2011, the Company repurchased approximately 1.1 million shares for approximately $23.6 million, and to date the Company has purchased approximately 5.7 million shares for approximately $104.8 million under the program. As of September 25, 2011, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the September 25, 2011 and June 26, 2011 consolidated condensed balance sheets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our audited historical consolidated financial statements which are included in our Form 10-K, filed with the SEC on August 22, 2011 (“2011 Annual Report”).  Except for historic information contained herein, the matters addressed in this MD&A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, as amended. Forward-looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995,” in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by us.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect actual outcomes.

Introduction

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three months ended September 25, 2011.  The discussion includes:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Critical Accounting Policies

Overview

Our revenues were $302.7 million and $280.9 million for the three months ended September 25, 2011 and September 26, 2010, respectively, an increase of 7.8 percent in the current period. We experienced strong demand for our products during fiscal year 2011, however during the first three months of fiscal year 2012 we experienced a softening in demand, with a sequential decrease in revenues of 4.6 percent compared to the quarter ended June 26, 2011. We currently expect revenues to range between $240 million and $270 million for the next fiscal quarter.

Our gross margin percentage declined by 0.8 percentage points to 37.9 percent for the first three months of fiscal year 2012 compared to the first three months of fiscal year 2011 and improved by 0.7 percentage points compared to the fourth quarter of fiscal year 2011.  The decrease in gross margin compared to the first quarter in fiscal year 2011 was a result of an increase in inventory reserves partially offset by an improvement in factory utilization. The improvement in the gross margin percentage compared to the fourth quarter of fiscal year 2011 was due to an improvement in factory utilization in the fourth fiscal quarter of 2011, as a result of higher production volumes, resulting in lower fixed costs per piece held in inventory and sold in the first quarter, as well as improved product mix.

During the first quarter of fiscal year 2012, we began experiencing softening demand.  In order to manage our inventory levels and respond to that lower demand, we anticipate that several of our factories will be operating at abnormally low utilization levels during the quarter ending December 25, 2011.  As a result of this low capacity utilization, we expect our gross margins in the quarter ending December 25, 2011 to decline to a range between 34% and 36%.  Lower factory utilization in that quarter will increase the unit cost of inventory produced during the quarter, which will also negatively impact gross margin percentage in the quarters ending December 25, 2011 and March 25, 2012. Although our factory utilization is anticipated to decline significantly during the second quarter of fiscal year 2012, we plan to continue some of our capacity expansion program in order to have the capability to generate revenues to achieve our long term strategic goals.

During the three months ended September 25, 2011, our selling, general and administrative (“SG&A”) expenses decreased $3.2 million compared to the fourth quarter of fiscal year 2011 and increased $0.7 million compared to the three months ended September 26, 2010.  As a percentage of revenues, SG&A expense was 16.2 percent of revenue, down 0.2 percentage points compared to the fourth quarter of fiscal year 2011 and down 1.0 percentage points compared to the three months ended September 26, 2010.  The year-over-year increase in SG&A expenses was primarily due to increases in salary/benefit costs.  The sequential decrease in SG&A expenses was primarily due to decreases in external legal fees, services, advertising and freight related to lower revenues. We went live with the implementation of the new Enterprise Resource Planning (“ERP”) system at the beginning of the second quarter of fiscal year 2012.  The depreciation associated with the new ERP system will be approximately $2 million per quarter and will be charged to SG&A expense beginning in the second quarter of fiscal year 2012.  We expect our quarterly level of SG&A expenses to increase to a peak in the mid-$50 millions during fiscal 2012.  However, over the next several quarters we expect to gain operational efficiencies from the new system which will allow us to scale our business at lower relative costs.  We expect our SG&A expenses to be $50 million per quarter or lower by the end of fiscal year 2012 or the beginning of fiscal year 2013.  Our ERP process has been and continues to be complex, time-consuming and costly, and potentially exposes us to certain risks including operational risks (see Part II, Item 1A, “Risk Factors - While our new ERP software platform has become operational, we continue to be subject to operational and other risks”).

During the three months ended September 25, 2011, research and development (“R&D”) spending increased by $0.5 million compared to the fourth quarter of fiscal year 2011 and $5.4 million compared to the three months ended September 26, 2010.  As a percentage of revenues, R&D expense increased from 10.2 percent for the fourth quarter of fiscal year 2011 and 9.8 percent for the three months ended September 26, 2010 to 10.9 percent for the three months ended September 25, 2011.  The year-over-year increase in R&D expenses was primarily driven by increased headcount including the CHiL acquisition and material costs.  The sequential increase in R&D expenses was primarily driven by increased material costs, partially offset by lower repair and maintenance costs, travel and depreciation expense.  We expect to maintain or increase our investment levels in new product development over the next year in order to meet our longer term revenue goals.

Our cash flows from operating activities provided $16.6 million of cash during the first three months of fiscal year 2012 compared to $37.9 million for prior year comparable period.  Our cash, cash equivalents and investments as of September 25, 2011 totaled $441.6 million (excluding restricted cash of $2.1 million), compared to $497.6 million (excluding restricted cash of $2.1 million) as of June 26, 2011. The decrease in our cash and investments was primarily due to capital expenditures of $45.2 million and the repurchase of common stock for $23.6 million. These uses of cash were partially offset by the cash provided by operating activities of $16.6 million.

In the second quarter of fiscal year 2012, severe flooding in certain regions of Thailand began to impact two third party manufacturers that we use to perform final assembly and testing for some of our products.  We currently expect to be able to relocate the final assembly and testing of the affected products to other facilities outside the affected area; however the situation exposes us to certain risks (see Part II, Item 1A, “Risk Factors - Severe flooding in Thailand exposes us to certain operational risks”).

Segment Reporting

What we refer to as our “customer segments” include our PMD, ESP, AP, EP and HiRel reporting segments and does not included our Intellectual Property (“IP”) segment. Four of our five customer segments, namely, Power Management Devices (“PMD”), Energy Saving Products (“ESP”), Automotive Products (“AP”) and Enterprise Power (“EP”), generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually; we also analyze performance of these segments together, separately from our other customer segment, HiRel.  For ease of reference, we refer to these four segments collectively as our “commercial segments”.

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three months ended September 25, 2011 and September 26, 2010 as a percentage of revenues (in millions, except percentages):

	Three Months Ended
	September 25, 2011		September 26, 2010
Revenues	$302.7	100.0%	$280.9	100.0%
Cost of sales	187.9	62.1	172.1	61.3
Gross profit	114.8	37.9	108.8	38.7
Selling, general and administrative expense	49.0	16.2	48.3	17.2
Research and development expense	33.0	10.9	27.6	9.8
Amortization of acquisition-related intangible assets	2.6	0.9	1.2	0.4
Asset impairment, restructuring and other charges	—	—	0.1	—
Operating income	30.2	10.0	31.6	11.3
Other expense, net	2.2	0.7	1.3	0.5
Interest income, net	(0.2)	(0.1)	(1.4)	(0.5)
Income before income taxes	28.2	9.3	31.7	11.3
Provision for (benefit from) income taxes	6.2	2.0	(1.8)	(0.6)
Net income	$22.0	7.3%	$33.5	11.9%

Amounts and percentages in the above table may not total due to rounding.

Results of Operations

Revenues and Gross Margin for the Three Months Ended September 25, 2011 Compared to the Three Months Ended September 26, 2010

The following table summarizes revenues and gross margin by reportable segment for the three months ended September 25, 2011 compared to the three months ended September 26, 2010.  The amounts in the following table are in thousands:

	Three Months Ended
	September 25, 2011			September 26, 2010			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$111,207	$32,690	29.4%	$115,524	$34,045	29.5%	(3.7)%	(0.1)ppt
Energy Saving Products (ESP)	76,058	31,517	41.4	60,016	25,483	42.5	26.7	(1.1)
Automotive Products (AP)	28,900	9,092	31.5	23,920	7,647	32.0	20.8	(0.5)
Enterprise Power (EP)	35,966	14,484	40.3	35,229	16,658	47.3	2.1	(7.0)
Commercial segments total	252,131	87,783	34.8	234,689	83,833	35.7	7.4	(0.9)
HiRel	48,842	25,287	51.8	44,197	23,010	52.1	10.5	(0.3)
Customer segments total	300,973	113,070	37.6	278,886	106,843	38.3	7.9	(0.7)
Intellectual Property (IP)	1,768	1,768	100.0	1,981	1,981	100.0	(10.8)	—
Consolidated total	$302,741	$114,838	37.9%	$280,867	$108,824	38.7%	7.8%	(0.8)ppt

Revenues

Revenues from all our segments, taken as a whole, increased by $21.9 million, or 7.8 percent, while revenues from our customer segments (which excludes the IP segment) increased by $22.1 million, or 7.9 percent, for the three months ended September 25, 2011 as compared to three months ended September 26, 2010.  Revenues for our commercial segments taken as a whole increased 7.4 percent from prior year comparable period a result of increased demand for our products used in consumer appliance and air conditioner applications, increased sales in our products sold in automotive applications, and increased sales in our products sold in server and storage applications. These increases were partially offset by lower demand in our consumer related product components.  Revenues for our HiRel segment grew 10.5 percent from the prior comparable period.

Within our commercial segments, ESP, AP, and EP contributed to the revenue growth for the three months ended September 25, 2011 as compared to the three months ended September 26, 2010.  Revenues for our ESP segment increased 26.7 percent compared to the prior year comparable period due to strong sales growth in our industrial and consumer appliance related products.  Revenues for our AP segment increased 20.8 percent compared to the prior year comparable period as the increase in demand due to increased production within the automotive industry for both North America and Europe and the ramp-up of sales for new customer designs.  Revenues for our EP segment increased 2.1 percent compared to the prior year comparable period due to server demand, and the ramp up in new high performance computing and server component products.  Revenues for our PMD segment decreased 3.7 percent compared to the prior year comparable period due to a decrease in demand for universal power supply components, consumer products components and our industrial products components.

For the three months ended September 25, 2011, our HiRel segment revenues increased 10.5 percent compared to the prior year comparable period due to increased demand in the defense and space segments.  HiRel's other market segments either maintained or experienced modest demand growth during the quarter.

Our IP segment revenues decreased $0.2 million, or 10.8 percent, to $1.8 million. We expect our IP segment revenues will be approximately $1.0 million to $2.0 million in each of the next several quarters absent the consummation of additional license agreements.

Gross Margin

Our gross margin decreased by 0.8 percentage points to 37.9 percent for the three months ended September 25, 2011 compared to the prior year comparable period.  This decrease in our gross margin was the result of a decrease of 0.9 percentage points in gross margin for our commercial segments taken as a whole and a decrease in our HiRel segment of 0.3 percentage points.  The decrease in margin for our commercial segments was primarily due to increased cost associated with increases in capacity, relative to the quarter ended September 26, 2010, in advance of expected demand, and increased cost associated with inventory reserves, partially offset by a favorable change in the product mix towards higher margin products within our commercial segments. Our EP segment’s gross margin decline was due to an unfavorable change in product mix due to an increase in computing components business.  Our ESP segment’s gross margin decline was driven by higher ramp up costs from increasing capacity.  Our AP segment’s gross margin decline was due to unfavorable product mix but was partially offset by lower manufacturing costs from increased production volumes.  Our PMD segment’s gross margin for the three months ended September 25, 2011 was about flat compared to the prior year comparable period.

HiRel segment’s gross margin declined by 0.3 percentage points as a percentage of revenues for the three months ended September 25, 2011 compared to the prior year comparable period due to higher inventory reserves partially offset by lower manufacturing costs from increased production volumes.

Selling, General and Administrative Expense

(Dollars in thousands)	Three Months Ended
	September 25, 2011	% of Revenues	September 26, 2010	% of Revenues	Change
Selling, general and administrative expenses	$48,991	16.2%	$48,310	17.2%	(1.0) ppt

Selling, general and administrative expense was $49.0 million (16.2 percent of revenues) and $48.3 million (17.2 percent of revenues) for the three months ended September 25, 2011 and September 26, 2010, respectively. The increase in selling, general and administrative expense for the three months ended September 25, 2011, compared to the prior year comparable period, was primarily due to increases in salary/benefits costs.  We went live with the implementation of the new ERP system at the beginning of the second fiscal quarter of 2012.  We expect the depreciation associated with the new ERP system will be approximately $2 million per quarter and will be charged to SG&A expense beginning in the second quarter of fiscal year 2012.

Research and Development Expense

(Dollars in thousands)	Three Months Ended
	September 25, 2011	% of Revenues	September 26, 2010	% of Revenues	Change
Research and Development expense	$33,028	10.9%	$27,560	9.8%	1.1ppt

Research and development expense was $33.0 million (10.9 percent of revenues) and $27.6 million (9.8 percent of revenues) for the three months ended September 25, 2011 and September 26, 2010, respectively. The increase of $5.4 million in R&D expense for the three months ended September 25, 2011, compared to the prior year comparable period, was mainly due to increases in headcount including the CHiL acquisition and material costs.  We expect to maintain or increase our investment levels in new product development over the next year in order to meet our longer term revenue goals.

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

The following table summarizes restructuring charges incurred related to the restructuring initiatives discussed below.  These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended
	September 25, 2011	September 26, 2010
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$—	$67
Other Charges	—	67
Total asset impairment, restructuring and other charges	$—	$134

In addition to the amounts in the table above, $0.1 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the first three months of fiscal year 2011, related to the restructuring initiatives.  These costs are not considered restructuring costs and were recorded in costs of sales.

The following table summarizes changes in our restructuring related accruals for three months ended September 25, 2011 which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 26, 2011	$461
Accrued during the quarter and charged to asset impairment, restructuring and other charges	—
Accrued during the quarter and charged to operating expenses	—
Costs paid during the quarter	—
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, September 25, 2011	$461

The following table summarizes the total asset impairment, restructuring and other charges by initiative for the three months ended September 26, 2010 (in thousands):

	El Segundo Fabrication Facility Closure	Research and Development Facility Closure	Total
For the three months ended September 26, 2010 reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$67	$—	$67
Other charges	—	67	67
For the three months ended September 26, 2010, total asset impairment, restructuring and other charges	$67	$67	$134

El Segundo Fabrication Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million.  Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs were charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs and $3.9 million of other charges for this initiative. Due to continued higher demand than at the time the plan was adopted, in mid-fiscal 2011 we suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, we have recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011.

We paid the remaining $0.5 million of accrued retention bonuses under this initiative in the second quarter of fiscal year 2012.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California Research and Development (“R&D”) fabrication facility.  The costs associated with closing and exiting these facilities and severance costs were approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative. We have completed the closure of the Oxted, England facility, and in the second quarter of fiscal year 2012 entered into agreements to sell the underlying real property. The sale agreements contain typical representations, covenants and conditions for transactions of this type.  Subject to the satisfaction of applicable closing conditions, closing of the sale of real property is currently scheduled for January 2012.

The El Segundo, California research and development fabrication facility is no longer used as a research and development fabrication facility.  It is now used only as an R&D test and office facility. As previously noted, the initiative to close the adjoining El Segundo, California fabrication facility has been suspended for the foreseeable future, and the final exit from the El Segundo, California research and development fabrication facility will not occur for the foreseeable future.  Given the ongoing modified use of the facility, we consider the restructuring initiative relating to this facility to be complete.

Other Expense, Net

Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other expense, net was $2.2 million and $1.3 million for the first three months of fiscal years 2012 and 2011, respectively. Other expense for the three months ended September 25, 2011 includes a foreign currency exchange loss of $1.7 million due to significant fluctuations in foreign exchange currencies during the quarter and an investment impairment charge of $0.5 million.  The prior year comparable period included an investment impairment charge of $0.5 million, a mark-to-market adjustment on a derivative instrument of $0.2 million, and a foreign currency exchange loss of $0.5 million.

Interest Income and Expense

Interest income was $0.3 million and $1.6 million for the first three months of fiscal years 2012 and 2011, respectively.  The decline in interest income from the prior year comparable period was due primarily to lower average balances of interest bearing investments and lower interest rates, as well as a reduction in realized gains from the disposal of investments.  These gains primarily related to our asset-backed and mortgage-backed securities.  These investments have almost been fully liquidated by the end of the first quarter of fiscal year 2012.  As a result of the liquidation of these securities, combined with low interest rates, we expect interest income for the remainder of fiscal year 2012 to be at minimal levels.

Interest expense was $0.1 million for both the first three months of fiscal years 2012 and 2011, respectively.

Income Taxes

The effective tax rate was a tax expense of 22.2 percent and a tax benefit of (5.7) percent for the three months ended September 25, 2011 and September 26, 2010, respectively.  The rate for the three months ended September 25, 2011 was lower than the United States (“U.S.”) federal statutory rate of 35 percent primarily due to the utilization of our deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the United Kingdom (“U.K.”) and lower tax rates in certain foreign jurisdictions, and the impact on the tax provision due to the reduction of the U.K. statutory rate.  The rate for the three months ended September 26, 2010 was lower than the U.S. federal statutory rate of 35 percent primarily due to the release of contingent liabilities related to uncertain tax positions and the utilization of our deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.S. and the U.K.

During the three months ended September 25, 2011, the statutory tax rate in the U.K. was reduced from 27 percent to 26 percent for calendar year 2011, and further reduced to 25 percent for calendar year 2012, effective April 1, 2011 retrospectively. We reported the $0.9 million impact of such a rate reduction on the deferred tax assets in the U.K.  In addition, we have reduced as a discrete item the U.K. deferred tax assets with a full valuation allowance by $2.6 million as a result of the reduced statutory rate.

During the three months ended September 25, 2011, we received a $1.8 million tax refund from the Singapore tax authority as a result of its assessment of our Singapore subsidiary’s income tax return for fiscal year 2008, with the tax benefit being accounted for in previous reporting period.  We do not currently expect any additional refund associated with the aforementioned assessment.

During fiscal year 2011, we were granted certain incentives by the Singapore Economic Development Board. As a result, we started to operate under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020.  The tax holiday is conditional upon our meeting certain employment and investment thresholds.  The fiscal year 2012 benefit from the tax holiday in Singapore is expected to be minimal.

We operate in multiple foreign jurisdictions with lower statutory tax rates, and our operation in Singapore has the most significant impact on the effective tax rate for the fiscal year 2012, notwithstanding the impact from the utilization of our deferred tax assets through the reduction of the beginning-of-the-year valuation allowance recorded in the U.K.  We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2012.

Subsequent to the reporting date of the first quarter of fiscal year 2012 and prior to the issuance of this financial report, we completed certain intercompany transactions as part of an internal reorganization of our legal entity structure.  As a result, we expect to reduce our deferred tax assets and associated valuation allowance in the U.S. by $4.7 million due to the impact on the expected federal taxable income for fiscal year 2012.  Furthermore, we have recorded in the quarter subsequent to the three months ended September 25, 2011 a deferred charge of $4.7 million in connection with the aforementioned reduction of our deferred tax assets in the U.S. which is offset by the associated valuation allowance.

We expect our subsidiary in the U.K. to record cumulative pre-tax book income for fiscal year 2012 and the prior two years, and believe that it is reasonably possible that, by the end of this fiscal year, we may release the beginning-of-the-year valuation allowance balance of $36.2 million.

We expect the uncertain tax positions to increase by $1.3 million during the remaining fiscal year 2012 primarily due to certain domestic positions expected to be taken and increases in uncertain tax position in certain foreign tax jurisdictions, offset by small decreases due to lapses of statute of limitations in certain foreign tax jurisdictions.  If recognized, $1.2 million of the expected increase to uncertain tax positions would be replaced by a full valuation allowance, as the position relates to a deferred tax asset.

Liquidity and Capital Resources

Cash Requirements

Sources and Uses of Cash

We require cash to fund our operating expense and working capital requirements, capital expenditures, strategic growth initiatives, and funds to repurchase our common stock under our stock repurchase program.  Our primary sources for funding these requirements are cash and investments on hand and cash from operating activities.  While we currently have no outstanding long-term debt or credit facilities, in the longer term, we may decide to borrow funds to meet our cash requirements. As such, we may evaluate, from time to time, opportunities to sell debt securities or obtain credit facilities to provide additional liquidity.

As of September 25, 2011, we had $441.6 million of cash (excluding $2.1 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $56.0 million from June 26, 2011.  The decrease in our cash and investments was primarily the result of capital expenditures of $45.2 million and the repurchase of our outstanding common stock under our stock repurchase program of $23.6 million. These uses were partially offset by cash provided by operating activities of $16.6 million.

Our investments in fixed income securities include an asset-backed security with a fair value of $0.3 million or 0.2 percent of our investments, as of September 25, 2011.

Total cash, cash equivalents, and investments were as follows (in thousands):

	As of
	September 25, 2011	June 26, 2011
Cash and cash equivalents	$264,539	$298,731
Investments	177,063	198,866
Total cash, cash equivalents, and investments	$441,602	$497,597

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our common stock repurchase program and capital expenditures.  During fiscal year 2011 and the first three months of fiscal year 2012, we have taken actions to meet our longer term revenue growth goals, including ongoing capital investments in our existing manufacturing operations.  Despite the softening demand visibility in the second quarter of fiscal 2012, we currently have no plans to consolidate any facilities for the foreseeable future.  Although our factory utilization is anticipated to decline significantly during the second quarter of fiscal year 2012, we plan to continue some of our capacity expansion program in order to have the capability to generate revenues to try to achieve our long term strategic goals.

Our outlook for fiscal year 2012 is that our cash flow from operating activities will continue to be positive.  We estimate that cash capital equipment expenditures for fiscal year 2012 will be in the range of $140 million to $170 million as we invest in new manufacturing process technologies and expand internal manufacturing capacity.

Cash Flows

Our cash flows were as follows (in thousands):

	Three Months Ended
	September 25, 2011	September 26, 2010
Cash flows provided by operating activities	$16,600	$37,874
Cash flows used in investing activities	(23,995)	(20,566)
Cash flows used in financing activities	(24,356)	(19,359)
Effect of exchange rate changes on cash and cash equivalents	(2,441)	1,944
Net decrease in cash and cash equivalents	$(34,192)	$(107)

Non-cash adjustments to cash flow generated by operating activities during the three months ended September 25, 2011 included $19.5 million of depreciation and amortization, $3.7 million of stock compensation expense, and $4.2 million from the net change in the inventory provision. Changes in operating assets and liabilities reduced cash provided by operating activities by $39.2 million, primarily attributed to an increase in inventories and a decrease in accounts payable, partially offset by a decrease in trade accounts receivable and an increase in other accrued expenses.

Cash used in investing activities during the three months ended September 25, 2011 was primarily the result of capital expenditures of $45.2 and purchases of investments for $36.1 million partially offset by proceeds from the sale or maturities of investments of $57.4 million.

Cash used in financing activities during the three months ended September 25, 2011 of $24.4 million was primarily for cash used for stock repurchases under the stock repurchase program.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories.  Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.  Our working capital, excluding cash and cash equivalents and restricted cash at September 25, 2011 was $419.9 million.

The changes in working capital for the three months ended September 25, 2011 were as follows (in thousands):

	September 25,	June 26,
	2011	2011	Change
Current Assets
Cash and cash equivalents	$264,539	$298,731	$(34,192)
Restricted cash	445	439	6
Short-term investments	172,248	185,541	(13,293)
Trade accounts receivable, net	183,408	196,153	(12,745)
Inventories	282,927	250,174	32,753
Current deferred tax assets	1,988	1,950	38
Prepaid expenses and other receivables	34,918	33,943	975
Total current assets	$940,473	$966,931	$(26,458)

Current Liabilities
Accounts payable	$102,509	$123,922	$(21,413)
Accrued income taxes	11,714	6,850	4,864
Accrued salaries, wages and commissions	40,558	45,552	(4,994)
Current deferred tax liabilities	2	2	—
Other accrued expenses	100,774	97,402	3,372
Total current liabilities	255,557	273,728	(18,171)
Net working capital	$684,916	$693,203	$(8,287)

For the changes in cash and investments, please see the discussions above under sources and uses of cash and cash flows.

The decrease in net trade accounts receivable of $12.7 million reflects the sequential quarter over quarter decrease in revenues of approximately 4.6 percent during the first three months of fiscal year 2012 while our days-sales-outstanding decreased by one day.

Inventories increased $32.8 million including a $14.5 million increase in finished goods, a $14.2 million increase in work-in-process inventory and a $4.1 million increase in raw materials.  As a result of these increases in inventory, inventory weeks increased by four weeks to approximately 20 weeks.

Accounts payable decreased by $21.4 million from year end with decreases related to inventory and capital expenditures offset by the timing of payments in other areas.

The decrease in accrued salaries, wages and commissions of $5.0 million for the first three months of fiscal year 2012 was due primarily to lower accrued salary and payroll taxes due to the timing of the pay period end and a decrease in incentive bonuses.

Other accrued expenses increased $3.4 million during the three-months ended September 25, 2011 primarily due an increase in sales return accruals.  These increases were partially offset by lower accruals related to the implementation of our ERP system.

Other

In connection with certain tax matters described in Note 13, “Income Taxes,” in the Notes to Unaudited Condensed Consolidated Financial Statements, we are pursuing refunds for income taxes we believe to have overpaid in certain jurisdictions. In these jurisdictions, we cannot determine that the realization of the tax refunds of $3.4 million is more likely than not and as such, we have not recognized them as income tax benefits in our consolidated financial statements.

Contractual Obligations

                There has been no material change to our contractual obligations as disclosed in our 2011 Annual Report except as follows:

Early in the second quarter of fiscal 2012, we renewed the office lease of our headquarters building located in El Segundo, California.  The lease term has been extended through June 2019 with an option to renew for up to an additional ten years.  The total lease payments for the 8-year lease extension term effective July 1, 2011 will be approximately $28 million.

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

Apart from the operating lease obligations and purchase commitments discussed in our 2011 Annual Report, we do not have any off-balance sheet arrangements as of September 25, 2011.

Recent Accounting Standards

Information set forth under Note 1, “Business, Basis of Presentation and Summary of Significant Accounting Policies— Recent Accounting Standards” in the Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities.  The U.S. Securities and Exchange Commission has defined critical accounting policies as those that “are both most important to the portrayal of the company’s financial condition and results, and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.”  As such, we have identified the following policies as our critical accounting policies: Revenue recognition and allowances for sales returns and price concessions, fair value of financial instruments, impairment of long-lived assets, intangibles and goodwill, other-than-temporary impairments, inventory valuation, income taxes and loss contingencies.

The judgments and estimates we make in applying the accounting principles generally accepted in the U.S. affect the amounts of assets and liabilities reported, disclosures, and reported amounts of revenues and expenses.  As such, we evaluate the judgments and estimates underlying all of our accounting policies, including those noted above, on an ongoing basis.  We have based our estimates on the latest available historical information as well as known or foreseen trends; however, we cannot guarantee that we will continue to experience the same patterns in the future. If the historical data and assumptions we used to develop our estimates do not properly reflect future activity, our net sales, gross profit, net income and earnings per share could be materially and adversely impacted. Since the filing of our Annual Report on Form 10-K for the fiscal year ended June 26, 2011 on August 22, 2011, there have been no significant changes to our critical accounting policies and estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

           Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at September 25, 2011, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $1.2 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.

Foreign Currency Exchange Rates

We hedge the risks of foreign currency denominated assets and liabilities with offsetting foreign currency denominated exchange transactions and currency forward contracts.  Exchange gains and losses on these foreign currency denominated assets and liabilities are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in limited net exposure compared to an unhedged position.

A significant amount of our revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, we have currency exposure related mainly to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom, we have a sales office and a semiconductor wafer fabrication facility with revenues primarily in U.S. Dollars and Euro and expenses in British Pound Sterling and U.S. Dollars.  We do not hedge our revenues and expenses against changes in foreign currency exchange rates as we do not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging. To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, we have established a balance sheet transaction risk hedging program.  This risk hedging program generally uses spot and currency forward contracts. These contracts are not designated as hedging instruments for accounting purposes.  Through our hedging program we seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

 We had approximately $81.4 million in notional amounts of currency forward contracts not designated as accounting hedges at September 25, 2011.  Net realized and unrealized foreign-currency gains (losses) recognized in earnings, as a component of other expense, were $(1.7) million and $(0.2) million for the three months ended September 25, 2011 and September 26, 2010, respectively.

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

At September 25, 2011, we had $441.6 million of total cash (excluding $2.1 million of restricted cash), cash equivalents and investments, consisting of available-for-sale fixed income securities.  We manage our total investment portfolio to encompass a diversified pool of investment-grade securities. The average credit rating of our investment portfolio is AA+/Aa2.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing returns.  To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the three months ended September 25, 2011, the fair values of certain of our investments declined and we recognized $0.5 million in other-than-temporary impairment relating to certain available-for-sale securities.  See Part I, Item 1A, “Risk Factors—Our investments in certain securities expose us to market risks”, set forth in our 2011 Annual Report.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2011.  Based upon this evaluation, our CEO and CFO concluded that, as of September 25, 2011, our disclosure controls and procedures were effective.

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

During the fiscal quarter ended September 25, 2011 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Our disclosures regarding the matters set forth in Note 15, "Environmental Matters," and Note 16, "Litigation," to our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item I, herein, are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

 This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under “Item 1A. Risk Factors” in our 2011 Annual Report, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated by reference) and the factors set forth below.

While our new Enterprise Resource Planning (“ERP”) software platform has become operational, we continue to be subject to operational and other risks.

We have been implementing a new ERP software platform, as well as implementing related enhancements to our integrated financial and supply chain management systems.  Our new ERP system became operational at the beginning of the second quarter of fiscal year 2012.  This process has been and continues to be complex, time-consuming and costly, and potentially exposes us to certain risks including operational risks.  We believe we have experienced some operational impacts during the first month of system operation that are typical of a large-scale system implementation.   Although the implementation has not to date had a material negative impact on our overall ability to operate, we are very early in the implementation, and are still subject to significant operational risks.  Operational disruptions during the course of this process or delays in the implementation of these enhancements could materially impact our operations. Additionally, our ability to forecast sales demand, ship products, manage our product inventory and record and report financial and management information on a timely and accurate basis could be impaired while we are making these enhancements.  Significant disruptions or operational impacts could have a material adverse impact on our results of operation.

Severe flooding in Thailand exposes us to certain operational risks.

 In the second quarter of fiscal year 2012, severe flooding in certain regions of Thailand began to impact two third party manufacturers that we use to perform final assembly and testing for some of our products.  We currently expect to be able to relocate the final assembly and testing of the affected products to other facilities outside the affected area. Accordingly, at this time we do not believe the flooding will have a material impact on our financial results. However, should circumstances change or we are not able to execute on our relocation plans, we may experience disruptions for the affected products that could have an adverse effect on our ability to timely deliver certain products and have a material adverse impact on our results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended September 25, 2011 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
June 27, 2011 to July 24, 2011	―	$—	—	$68,754,952
July 25, 2011 to August 21, 2011	―	$—	—	$68,754,952
August 22, 2011 to September 25, 2011	1,098,834	$21.42	23,575,766	$45,179,186

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
10.1
Description of Executive Officer Cash Incentive Program for Fiscal Year 2012 (incorporated by reference to Item 5.2(e) of Current Report on Form 8-K, filed July 26,  2011, with the Securities Exchange Commission)(2)

10.2
Description of Updated Compensation Arrangements for Independent Members of Board of Directors (incorporated by reference to Item 1.1 of Current Report on Form 8-K, filed August 19, 2011, with the Securities Exchange Commission)(2)

10.3
Form of Updated June 2011 Named Officer and Extended Management Team Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Annual Report on Form 10-K filed August 22, 2011, with the Securities and Exchange Commission)(2)

10.4
Form of Updated June 2011 Non-Extended Management Team Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Annual Report on Form 10-K filed August 22, 2011, with the Securities and Exchange Commission) (2)

10.5
Form of June 2011 Performance Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 of Annual Report on Form 10-K filed August 22, 2011, with the Securities and Exchange Commission)(2)

10.6
Form of Updated August 2011 Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Annual Report on Form 10-K filed August 22, 2011, with the Securities and Exchange Commission)(2)

10.7
Amendment to Relocation Benefits between International Rectifier Corporation and Ilan Daskal dated August 18, 2011 (incorporated by reference to Exhibit 10.5 of Annual Report on Form 10-K filed August 22, 2011, with the Securities and Exchange Commission) (2)

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Extension Calculation (3)
101.LAB	XBRL Extension Labels (3)
101.PRE	XBRL Taxonomy Extension Presentation (3)
101.DEF	XBRL Taxonomy Extension Definition (3)

(1) Denotes document submitted herewith.

(2) Denotes management contract or compensation arrangement or agreement.

(3) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: November 3, 2011	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)