Form 10-Q
period 2011-12-25
INTERNATIONAL RECTIFIER CORP /DE/
filed 2012-02-03
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2011
or
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

There were 69,069,135 shares of the registrant’s common stock, par value $1.00 per share, outstanding on January 25, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Revenues	$230,078	$281,744	$532,819	$562,611
Cost of sales	148,659	160,733	336,562	332,776
Gross profit	81,419	121,011	196,257	229,835

Selling, general and administrative expense	50,558	46,617	99,549	94,927
Research and development expense	32,227	28,544	65,255	56,104
Amortization of acquisition-related intangible assets	1,939	1,242	4,554	2,461
Asset impairment, restructuring and other charges (recoveries)	—	(4)	—	130
Operating income (loss)	(3,305)	44,612	26,899	76,213
Other expense, net	1,956	1,708	4,159	3,020
Interest income, net	(31)	(4,152)	(240)	(5,561)
Income (loss) before income taxes	(5,230)	47,056	22,980	78,754
Provision for income taxes	1,107	3,127	7,354	1,327
Net income (loss)	$(6,337)	$43,929	$15,626	$77,427
Net income (loss) per common share—basic (1)	$(0.09)	$0.62	$0.22	$1.09
Net income (loss) per common share—diluted (1)	$(0.09)	$0.62	$0.22	$1.08
Average common shares outstanding—basic	69,046	69,587	69,408	69,878
Average common shares and potentially dilutive shares outstanding—diluted	69,046	70,235	69,883	70,376

(1)    Net income per common share is computed using the two-class method.  See Note 14, "Net Income Per Common Share".

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Net income (loss)	$(6,337)	$43,929	$15,626	$77,427
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,048)	(2,279)	(7,680)	6,492
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $(855), $492, $(3,541) and $(167), respectively	(1,438)	815	(5,954)	(279)
Other comprehensive income (loss)	(2,486)	(1,464)	(13,634)	6,213
Comprehensive income (loss)	$(8,823)	$42,465	$1,992	$83,640

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 25, 2011	June 26 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$271,489	$298,731
Restricted cash	492	439
Short-term investments	115,344	185,541
Trade accounts receivable, net	165,963	196,153
Inventories	308,896	250,174
Current deferred tax assets	2,005	1,950
Prepaid expenses and other receivables	38,246	33,943
Total current assets	902,435	966,931
Restricted cash	915	1,632
Long-term investments	10,312	13,325
Property, plant and equipment, net	463,273	444,759
Goodwill	121,570	121,570
Acquisition-related intangible assets, net	32,391	36,945
Long-term deferred tax assets	24,945	23,403
Other assets	51,804	62,419
Total assets	$1,607,645	$1,670,984
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,695	$123,922
Accrued income taxes	4,442	6,850
Accrued salaries, wages and benefits	39,755	49,499
Current deferred tax liabilities	2	2
Other accrued expenses	84,221	93,455
Total current liabilities	222,115	273,728
Long-term deferred tax liabilities	3,856	3,845
Other long-term liabilities	37,503	35,499
Total liabilities	263,474	313,072
Commitments and contingencies
Stockholders’ equity:
Common shares	74,795	74,527
Capital contributed in excess of par value of shares	1,029,085	1,021,509
Treasury stock, at cost	(104,821)	(81,245)
Retained earnings	361,360	345,735
Accumulated other comprehensive loss	(16,248)	(2,614)
Total stockholders’ equity	1,344,171	1,357,912
Total liabilities and stockholders’ equity	$1,607,645	$1,670,984

(1)    Amounts derived from audited financial statements at June 26, 2011.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	December 25, 2011	December 26, 2010
Cash flows from operating activities:
Net income	$15,626	$77,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,193	38,581
Amortization of acquisition-related intangible assets	4,554	2,461
Stock compensation expense	7,969	8,025
Loss (gain) on disposal of fixed assets	1,123	(397)
Provision for bad debt	1,198	(357)
Provision for inventory write-downs	7,349	4,671
Deferred income taxes	3,556	129
Other-than-temporary impairment of investments	2,379	538
(Gain) loss on derivatives	(1,486)	(922)
Tax benefit from stock options	—	536
Excess tax benefit from stock-based awards	(673)	(1,744)
Gain on sale of investments	(61)	(4,020)
Changes in operating assets and liabilities, net	(87,582)	(31,083)
Other	3,060	1,088
Net cash (used in) provided by operating activities	(2,795)	94,933
Cash flow from investing activities:
Additions to property, plant and equipment	(71,847)	(55,675)
Proceeds from sale of property, plant and equipment	—	800
Acquisition of intellectual property	—	(7,500)
(Addition to) release from restricted cash	653	260
Sale of investments	14,863	20,080
Maturities of investments	147,323	178,050
Purchase of investments	(89,849)	(193,652)
Purchase of cost-based investments	—	(1,500)
Net cash provided by (used in) investing activities	1,143	(59,137)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,763	7,709
Excess tax benefit from stock-based awards	673	1,744
Purchase of treasury stock	(23,576)	(24,918)
Net settlement of restricted stock units for tax withholdings	(1,889)	(1,895)
Net cash used in financing activities	(23,029)	(17,360)
Effect of exchange rate changes on cash and cash equivalents	(2,561)	1,076
Net (decrease) increase in cash and cash equivalents	(27,242)	19,512
Cash and cash equivalents, beginning of period	298,731	229,789
Cash and cash equivalents, end of period	$271,489	$249,301

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

Reclassification

The Company has reclassified accrued employee benefits and severance liability from other accrued expenses to accrued salaries, wages and benefits.  The reclassification has been made to the prior period consolidated balance sheet to conform to the current year presentation.  As a result, the Company’s June 26, 2011 balance sheet herein reflects a $3.9 million reclassification of other accrued expenses to accrued salaries, wages, and benefits.

The Company has reclassified net settlement of restricted stock units from cash flows from operating activities to cash flows from financing activities in the condensed consolidated statement of cash flow for the prior year period to conform to current year presentation.

Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended December 2011 and 2010 consisted of 13 weeks ending on December 25, 2011 and December 26, 2010, respectively.

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

Financial Assets and Liabilities Measured at Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable.  The categorization of the financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The hierarchy is broken down into three levels (with Level 3 being the lowest) defined as follows:

  Level 1-Inputs based on quoted market prices for identical assets or liabilities in active markets in the measurement date.
  Level 2-Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
  Level 3-Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  The inputs are unobservable in the market and significant to the instruments valuations.
Financial assets and liabilities measured and recorded at fair value on a recurring basis are presented on the Company’s condensed consolidated balance sheet as of December 25, 2011 as follows (in thousands):

Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$43,988	$—	$43,988	$—
Short-term investments	115,344	31,864	83,480	—
Long-term investments	10,312	10,046	—	266
Other assets	24,309	20,360	921	3,028
Other long-term liabilities	(8,390)	(7,990)	—	(400)
Total	$185,563	$54,280	$128,389	$2,894
Fair value as a percentage of total	100.0%	29.3%	69.2%	1.5%
Level 3 as a percentage of total assets				0.2%

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

During the six months ended December 25, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis. During the six months ended December 26, 2010, the Company purchased the intellectual property, including patents and patent rights, as well as 25.0 million shares of preferred stock, from a privately held domestic company and measured the fair value of these assets on a nonrecurring basis using significant unobservable inputs (Level 3).

During the six months ended December 25, 2011, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.

As of December 25, 2011, the Company’s investments fair valued using Level 2 inputs included commercial paper, corporate debt securities and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also fair values its foreign currency forward contracts using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Level 3 Valuation Techniques

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3), for the three months ended December 25, 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at September 25, 2011	$400	$2,846	$302	$3,148
Total gains or (losses) (realized or unrealized):
Included in earnings	―	182	(22)	160
Included in other comprehensive income	―	—	—	—
Purchases, maturities, and sales:
Purchases/additions	―	―	―	―
Maturities/prepayments	―	―	(14)	(14)
Sales	―	―	―	―
Transfers into Level 3	―	―	―	―
Transfers out of Level 3	—	—	―	―
Ending balance at December 25, 2011	$400	$3,028	$266	$3,294

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3), for the three months ended December 26, 2010 (in thousands):

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3), for the six months ended December 25, 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at June 26, 2011	$400	$2,773	$781	$3,554
Total gains or (losses) (realized or unrealized):
Included in earnings	―	255	32	287
Included in other comprehensive income	―	—	(190)	(190)
Purchases, maturities, and sales:
Purchases/additions	―	―	―	―
Maturities/prepayments	―	―	(47)	(47)
Sales	―	―	(310)	(310)
Transfers into Level 3	―	―	―	―
Transfers out of Level 3	—	—	―	―
Ending balance at December 25, 2011	$400	$3,028	$266	$3,294

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3), for the six months ended December 26, 2010 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivatives	Investments	Total
Beginning balance at June 27, 2010	$2,121	$23,337	$25,458
Total gains or (losses) (realized or unrealized):
Included in earnings	(276)	4,021	3,745
Included in other comprehensive income	—	(1,040)	(1,040)
Purchases, maturities, and sales:
Purchases	―	1,500	1,500
Maturities/prepayments	―	(2,575)	(2,575)
Sales	―	(9,507)	(9,507)
Transfers into Level 3	―	―	―
Transfers out of Level 3	—	(1,504)	(1,504)
Ending balance at December 26, 2010	$1,845	$14,232	$16,077

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs.  These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable.  The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment and a liability for an acquisition-related contingent consideration arrangement.  Level 3 inputs are also used to value investment securities that include certain asset-backed securities for which there is a decreased observability of market pricing for these investments. At December 25, 2011, these securities were valued primarily using an independent valuation firm or broker pricing models that incorporate transaction details such as maturity, timing and the amount of future cash flows, as well as assumptions about liquidity and credit valuation adjustments of marketplace participants at December 25, 2011.

Gains and losses attributable to financial assets whose fair value is determined by using Level 3 inputs and included in earnings consist of mark-to-market adjustments for derivatives and other-than-temporary impairments on investments.  These gains and losses are included in other expense, net.  Realized gains or losses on the sale of securities are included in interest income, net.

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

In June 2011, the FASB issued ASC update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASC 2011-05”).  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  The company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively and will have financial statement presentation changes only, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued ASC update No. 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”.  This update defers the requirement in ASC 2011-05 that companies’ present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the fact of the financial statements.  A company will continued to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements.  During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income.  All other requirements in ASC 2011-05 are not affected by this update, including the requirement to report items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements.  The amendments in this update will have financial statement presentation changes only and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Available-for-sale securities as of December 25, 2011 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$42,229	$28	$—	$28	$42,257
U.S. government and agency obligations	73,020	72	(5)	67	73,087
Total short-term investments	$115,249	$100	$(5)	$95	$115,344
Long-Term Investments:
U.S. government and agency obligations	$10,046	$—	$—	$—	$10,046
Asset-backed securities	266	—	—	—	266
Total long-term investments	$10,312	$—	$—	$—	$10,312

Equity securities	$12,113	$748	$(412)	$336	$12,449

Available-for-sale securities as of June 26, 2011 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$55,964	$51	$—	$51	$56,015
U.S. government and agency obligations	129,352	$174	—	174	129,526
Total short-term investments	$185,316	$225	$—	$225	$185,541
Long-Term Investments:
U.S. government and agency obligations	$12,501	$43	$—	$43	$12,544
Asset-backed securities	594	187	—	187	781
Total long-term investments	$13,095	$230	$—	$230	$13,325

Equity securities	$12,963	$9,473	$—	$9,473	$22,436

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

The Company holds as strategic investments the common stock and preferred stock of a privately held domestic company. The common stock and preferred stock of the privately held domestic company has been carried at cost of $1.5 million in other assets.  In addition, the Company has a note payable from a privately held company which it carries at cost of $0.4 million.  These investments are carried at cost as the Company has determined that it is not practicable to estimate the fair value of these investments given that the issuers are start-up companies whose securities are not publicly traded.

During the second quarter of fiscal year 2012, the privately held domestic company in which the Company has an equity investment experienced a negative change in financial condition.  The Company then evaluated that the investment is permanently impaired and recorded an impairment charge of $1.5 million during the three months ended December 25, 2011. As of December 25, 2011, there have been no developments which would indicate the note payable from the other privately held company has been impaired.

The company also holds as strategic investments the common stock of three publicly traded foreign companies.  The common stock of the three companies are shown as “Equity securities” in the table above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency.  The put option became effective September 1, 2009 and is reported at fair value.  As of December 25, 2011, the fair value of the option was $3.0 million, with changes in fair value recorded in other (income)/expense, net (See Note 3, “Derivative Financial Instruments”).  The Company received dividend income from these equity investments of $0.1 million during the three and six months ended December 25, 2011, respectively.  The Company received no dividend income from these equity investments during the three and six months ended December 26, 2010, respectively.

The Company determined that one of its investments in common stock of a publicly traded foreign company was other-than-temporarily impaired during the six months ended December 25, 2011.  As a result of determining the investment in common stock was other-than-temporarily impaired, the Company recorded impairment charges of $0.5 million and $0.3 million during the three months ended September 25, 2011 and December 25, 2011, respectively. During the six months ended December 26, 2010, the Company recorded an impairment charge of $0.5 million related to the equity investment.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Total other-than-temporary impairments relating to available-for-sale securities for the three months ended December 25, 2011 were $1.8 million and for the six months ended December 25, 2011, and December 26, 2010 were $2.3 million and $0.5 million, respectively.  There was no other-than-temporary impairments during the three months ended December 26, 2010.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The unrealized loss position is measured and determined at each fiscal quarter end (in thousands):

	Securities held in a loss position for less than 12 months at December 25, 2011		Securities held in a loss position for 12 months or more at December 25, 2011		Total in a loss position at December 25, 2011
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$7,985	$(5)	$—	$—	$7,985	$(5)
Equity securities	3,650	(412)	—	—	3,650	(412)
Total	$11,635	$(417)	$—	$—	$11,635	$(417)

As of December 25, 2011, the Company evaluated whether the gross unrealized losses of $0.4 million were other-than-temporarily impaired.  The Company determined there was no indication of other-than-temporary impairment with regards to gross unrealized losses, which were primarily attributed to one of the Company’s equity investments.  The determination was based on the fact the Company has evaluated the near-term prospects of the equity investment in relation to the severity and duration of the impairment, and based on that evaluation; it has the ability and intent to hold these investments until a recovery of fair value.

As of June 26, 2011, the Company had no available-for-sale investments that were in a gross unrealized loss position.

The amortized cost and estimated fair value of investments at December 25, 2011, by contractual maturity, are as follows (in thousands):

Contractual Maturity	Amortized Cost	Estimated Market Value
Due in 1 year or less	$115,249	$115,344
Due in 1-2 years	10,046	10,046
Due in 2-5 years	—	—
Due after 5 years (1)	266	266
Total investments	$125,561	$125,656

(1)	Contractual maturity for the asset-backed security was based on the initial contractual maturity date.

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be prior to the contractual maturity dates indicated in the table above.

Gross realized gains for the three and six months ended December 25, 2011 were $0.0 million and $0.1 million, respectively, and for the three and six months ended December 26, 2010 were $3.5 million and $4.0 million, respectively.  There were no gross realized losses for the comparable current and prior year fiscal periods.  The cost of marketable securities sold was determined using the first-in, first-out method.

As a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $0.0 million and $0.2 million for the three and six months ended December 25, 2011, respectively, and $1.8 million and $1.9 million for the three and six months ended December 26, 2010, respectively, from accumulated other comprehensive income to earnings either as a component of interest income, net, or other expense, net, depending on the nature of the gain (loss).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

Fair Value of Investments

The following table presents the balances of investments measured at fair value on a recurring basis as of December 25, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt	$86,245	$—	$86,245	$—
U.S. government and agency obligations	83,134	41,911	41,223	—
Asset-backed securities	266	—	—	266
Equity securities-strategic investments	12,449	12,449	—	—
Total securities at fair value	$182,094	$54,360	$127,468	$266

The following table presents the balances of investments measured at fair value on a recurring basis as of June 26, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt	$56,015	$—	$56,015	$—
U.S. government and agency obligations	142,070	79,822	62,248	—
Asset-backed securities	781	—	—	781
Equity securities-strategic investments	22,436	22,436	—	—
Total securities at fair value	$221,302	$102,258	$118,263	$781

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable.  Such risks principally include country risk, credit risk, and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  However, as of December 25, 2011, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, a put option on one of the Company’s strategic investments (See Note 2, “Investments”), and a call option on the equity of a private domestic company. The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.

Interest Rates

The Company is subject to interest rate risk through its investments.  The objectives of the Company’s investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on the Company’s investments in short-term debt generally will be compared to yields on money market instruments such as U.S. Commercial Paper programs, LIBOR, or U.S. Treasury Bills.  Investments in long-term debt securities will be generally compared to yields on comparable maturity of U.S. Treasury obligations, investment grade corporate instruments with an equivalent credit rating or an aggregate benchmark index.

The Company had no outstanding interest rate derivatives as of December 25, 2011.

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

A significant amount of the Company’s revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro, and the Japanese Yen.  For example, in the United Kingdom the Company has a sales office and a semiconductor wafer fabrication facility with revenues primarily in U.S. Dollars and Euros and expenses in British Pounds Sterling and U.S. Dollars.  The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging.  To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, the Company has established a balance sheet transaction risk hedging program.  This risk hedging program generally uses spot and currency forward contracts.  These contracts are not designated as hedging instruments for accounting purposes.  Through these hedging programs, the Company seeks to reduce, but does not always entirely eliminate, the impact of currency exchange rate movements.

The Company had approximately $66.7 million in notional amounts of currency forward contracts not designated as accounting hedges at December 25, 2011.  The net realized and unrealized foreign currency gains (losses) related to forward contracts not designated as accounting hedges recognized in earnings as a component of other expense were $0.1 million and $1.7 million, and $0.9 million and $1.2 million for the three and six months ended December 25, 2011 and December 26, 2010, respectively.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the preceding analysis.

At December 25, 2011, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets December 25, 2011		Derivative Liabilities December 25, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put option	Other assets	$3,028
Currency forward contracts	Other assets	921	Other accrued expenses	$—
Total		$3,949		$—

At June 26, 2011, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	Derivative Assets June 26, 2011		Derivative Liabilities June 26, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put option	Other assets	$2,773
Currency forward contracts	Other assets	—	Other accrued expenses	$309
Total		$2,773		$309

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

The gain or (loss) recognized in earnings during the three months ended December 25, 2011 and December 26, 2010 was comprised of the following (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended December 25, 2011	Three Months Ended December 26, 2010
Put option	Other expense	$182	$(122)
Currency forward contracts	Other expense	75	1,745
Foreign currency swap contract	Other expense	—	61
Total		$257	$1,684

The gain or (loss) recognized in earnings during the six months ended December 25, 2011 and December 26, 2010 was comprised of the following (in thousands):

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Six Months Ended December 25, 2011	Six Months Ended December 26, 2010
Put option	Other expense	$255	$(276)
Currency forward contracts	Other expense	888	1,161
Foreign currency swap contract	Other expense	—	37
Total		$1,143	$922

Fair Value

The following table presents derivative instruments measured at fair value on a recurring basis as of December 25, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$3,028	$—	$—	$3,028
Foreign currency derivatives:
Assets	921	—	921	—
Total derivative instruments at fair value	$3,949	$—	$921	$3,028

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

4. Supplemental Cash Flow Disclosures

Components in the changes of operating assets and liabilities for the six months ended December 25, 2011 and December 26, 2010 were comprised of the following (in thousands):

	Six Months Ended
	December 25, 2011	December 26, 2010
Trade accounts receivable	$28,362	$(9,834)
Inventories	(67,373)	(57,022)
Prepaid expenses and other receivables	(4,732)	11,136
Accounts payable	(28,491)	5,694
Accrued salaries, wages and benefits	(9,901)	10,572
Deferred compensation	2,104	699
Accrued income taxes payable	(4,195)	(3,490)
Other accrued expenses	(3,356)	11,162
Changes in operating assets and liabilities	$(87,582)	$(31,083)

Supplemental disclosures of cash flow information (in thousands):

	Six Months Ended
	December 25, 2011	December 26, 2010
Non-cash investing activities:
Increase (decrease) in liabilities accrued for property, plant and equipment purchases	$(4,059)	$(558)

5. Inventories

Inventories at December 25, 2011 and June 26, 2011 were comprised of the following (in thousands):

	December 25, 2011	June 26, 2011
Raw materials	$65,246	$63,298
Work-in-process	129,263	110,956
Finished goods	114,387	75,920
Total inventories	$308,896	$250,174

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Acquisition-Related Intangible Assets

At December 25, 2011 and June 26, 2011, acquisition-related intangible assets included the following (in thousands):

	Amortization	December 25, 2011
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(31,865)	$20,180
Customer lists	5 - 12	10,430	(6,003)	4,427
Intellectual property and other	2 - 15	16,763	(8,979)	7,784
Total acquisition-related intangible assets		$79,238	$(46,847)	$32,391

	Amortization	June 26, 2011
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(28,560)	$23,485
Customer lists	5 - 12	10,430	(5,455)	4,975
Intellectual property and other	2 - 15	16,763	(8,278)	8,485
Total acquisition-related intangible assets		$79,238	$(42,293)	$36,945

As of December 25, 2011, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2012 and the four succeeding fiscal years (in thousands):

Fiscal Year	Estimated Amortization Expense
2012	$3,759
2013	6,709
2014	6,420
2015	6,220
2016	4,681
2017 and thereafter	4,602
Total	$32,391

Goodwill

The Company evaluates the carrying value of goodwill and other intangible assets annually during the fourth quarter of each fiscal year and more frequently if it believes indicators of impairment exist.  In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.  The Company identifies reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  In the first step of the impairment test, the Company estimates the fair value of the reporting unit.  If the fair value of the reporting unit is less than the carrying value of the reporting unit, the Company performs the second step which compares the implied fair value of the reporting unit with the carrying amount of the reporting unit and writes down the carrying amount of the goodwill to the implied fair value.  During the second quarter of fiscal year 2012, the Company believed that the significant downturn in market demand and resulting drop in the price of its stock were potential indicators of impairment of goodwill.  The Company decided that these indicators were sufficient to perform an interim step one impairment analysis.  Based on the results of this analysis, the Company concluded that for each reporting unit, the carrying amount did not exceed its fair value.  Therefore, goodwill for each reporting unit was not considered to be impaired as of December 25, 2011, and the second step of the goodwill impairment test was not considered necessary.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Acquisition-Related Intangible Assets (Continued)

The carrying amount of goodwill by segment as of December 25, 2011 and June 26, 2011 was as follows (in thousands):

Business Segments:	December 25, 2011	June 26, 2011
Power Management Devices	$—	$—
Energy Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	69,421	69,421
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$121,570	$121,570

7. Bank Letters of Credit

At December 25, 2011, the Company had $0.9 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

8. Other Accrued Expenses

Other accrued expenses as of December 25, 2011 and June 26, 2011 were comprised of the following (in thousands):

	December 25, 2011	June 26, 2011
Sales returns	$35,574	$34,112
Accrued accounting and legal costs	10,610	9,943
Deferred revenue	10,179	16,329
Accrued warranty	2,831	3,457
Accrued utilities	2,680	1,840
Accrued repurchase obligation	3,140	3,099
Accrued sales and other taxes	4,503	2,829
Accrued enterprise resource planning system costs	2,068	8,110
Accrued subcontractor costs	3,345	3,037
Other	9,291	10,699
Total other accrued expenses	$84,221	$93,455

Warranty

The Company records warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of its warranty agreements. The specific warranty terms and conditions vary depending upon the product sold and the country in which the Company does business. In general, for standard products the Company will replace defective parts not meeting the Company’s published specifications at no cost to the customers. Factors that affect the liability include historical and anticipated failure rates of products sold, and cost per claim to satisfy the warranty obligation. If actual results differ from the estimates, the Company revises its estimated warranty liability to reflect such changes.

The following table details the changes in the Company’s warranty reserve for the six months ended December 25, 2011, which is included in other accrued expenses (in thousands):

Accrued warranty, June 26, 2011	$3,457
Accruals for warranties issued during the period	1,969
Changes in estimates related to pre-existing warranties	(291)
Warranty claim settlements	(2,304)
Accrued warranty, December 25, 2011	$2,831

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Other Long-Term Liabilities

Other long-term liabilities as of December 25, 2011 and June 26, 2011 were comprised of the following (in thousands):

	December 25, 2011	June 26, 2011
Income taxes payable	$18,381	$17,092
Divested entities’ tax obligations	3,701	3,985
Deferred compensation	9,860	9,324
Other	5,561	5,098
Total other long-term liabilities	$37,503	$35,499

Fair Value of Long-term Liabilities

The following table presents the long-term liabilities and the related assets measured at fair value on a recurring basis as of December 25, 2011 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan liability	$7,990	$7,990	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	7,911	7,911	—	—

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

10. Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards.  Such shares are subject to registration under applicable securities laws, including pursuant to the rules and regulations promulgated by the SEC, unless an applicable exemption applies.

        Through November 10, 2011, the Company granted stock options and other equity-based incentives (collectively, “Equity Awards”) under its Amended and Restated 2000 Incentive Plan (the “2000 Plan”).  From and after November 11, 2011, the Company granted Equity Awards under the International Rectifier Corporation 2011 Performance Incentive Plan (the “2011 Plan”), which was adopted by the Board on August 15, 2011 and approved by the shareholders of the Company on November 11, 2011.  Following shareholder approval of the 2011 Plan, no further Equity Awards will be made under the 2000 Plan; however the 2000 Plan remains in effect with respect to pre-existing Equity Awards.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

Directors, officers and employees of the Company or any of its subsidiaries, and certain consultants and advisors to the Company or any of its subsidiaries are eligible to receive Equity Awards under the 2011 Plan, and the Board has delegated general administrative authority for the 2011 Plan to the Compensation Committee of the Board.  The administrator of the 2011 Plan has broad authority under the 2011 Plan to, among other things, select participants, determine the type(s), amounts and terms and conditions of Equity Awards, including those granted or denominated in the Company’s common stock (“Common Stock”), as well as certain cash bonus awards that may be granted under the 2011 Plan.  As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the 2011 Plan and any outstanding awards, as well as the exercise or purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends, or other events that change the number or kind of shares outstanding, as well as extraordinary dividends or distributions of property to the stockholders.

As of December 25, 2011, approximately 10,745,348 shares were available for additional Equity Award grant purposes under the 2011 Plan.  Shares issued in respect of any “full-value award” granted under the 2011 Plan will be counted against the share limit described in the preceding paragraph as 1.50 shares for every one share actually issued in connection with the award.  For this purpose, a “full-value award” means any award granted under the plan other than a stock option or stock appreciation right.

During the six months ended December 25, 2011, the Company granted an aggregate of 19,000 stock options to Company employees under its 2000 Plan and none under the 2011 Plan.  Subject to the terms and conditions of the 2000 Plan and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activities for the six months ended December 25, 2011 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 26, 2011	2,992	$21.30	—	$22,154
Granted	19	$21.38	$7.49	—
Exercised	(110)	$16.00	—	$629
Expired or forfeited	(505)	$34.64	—	—
Outstanding, December 25, 2011	2,396	$18.74	—	$8,143

For the six months ended December 25, 2011 and December 26, 2010, the Company received $1.8 million and $7.7 million, respectively, for stock options exercised.  There were no tax benefits realized from the issuance of stock-based awards for the six months ended December 25, 2011.  The tax benefit realized for the tax deductions from stock-based awards exercised was $0.5 million for the six months ended December 26, 2010.

During the six months ended December 25, 2011, the Company granted 38,150 restricted stock units (“RSUs”) to employees, and 46,200 RSUs to members of the Board, in each case under the 2000 Plan, and 25,000 RSUs to employees under the 2011 Plan, and which provided for vesting over a period of service, subject to the terms and conditions of their respective plans and applicable award documentation.   For the awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The awards made to members of the Board were made as part of the Board’s annual director compensation program, under which the vesting of awards takes place generally on the first anniversary of the date of grant.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

During fiscal year 2011, the Company made RSU awards with performance vesting (non-market-based) criteria to executives and certain key employees pursuant to the 2000 Plan. Any vesting of such awards takes place upon the achievement of certain performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  The performance goals for the awards vary depending on the executive officer or key employee, and must be achieved generally on or before the end of the Company’s fiscal year 2012 for the awards to vest, although some of the awards provide for achievement of performance goals on or before earlier dates. For the six months ended December 25, 2011, the Company recorded a net credit of $1.3 million to stock compensation expense relating to these awards, based on the determination that the achievement of certain of the performance goals that the Company in the prior year had determined were probable within the time established for the awards, were no longer considered probable as of September 25, 2011 and December 25, 2011.

The following table summarizes the RSU activity for the six months ended December 25, 2011 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 26, 2011	2,051	$21.22	$53,501
Granted	84	$22.00	—
Vested	(228)	$18.71	$6,010
Forfeited	(51)	$26.84	—
Outstanding, December 25, 2011	1,856	$21.58	$37,206

The Company's stock based compensation plans and award documentation permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the six months ended December 25, 2011, the Company withheld RSUs representing 70,527 underlying shares to fund grantees’ income tax obligations.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs (including RSUs with performance-based and market-based vesting criteria) at December 25, 2011 and June 26, 2011 is as follows (in thousands):

	As of
	December 25, 2011	June 26, 2011
Outstanding options exercisable	1,566	1,905
Options and RSUs available for grant	10,745	510
Total reserved common stock shares for stock option plans	14,997	5,553

For the three months and six months ended December 25, 2011 and December 26, 2010, stock-based compensation expense associated with the Company’s stock options and RSUs (including RSUs with performance-based vesting criteria) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Selling, general and administrative expense	$2,276	$2,075	$4,931	$4,997
Research and development expense	1,172	879	1,899	1,529
Cost of sales	814	706	1,139	1,499
Total stock-based compensation expense	$4,262	$3,660	$7,969	$8,025

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stock-Based Compensation (Continued)

The total unrecognized compensation expense for outstanding Equity Awards was $29.3 million as of December 25, 2011.  The unrecognized compensation expense for the outstanding Equity Awards will generally be recognized over three years, except for the performance-based RSUs, and one stock option award and one RSU award made to the Chief Executive Officer (the “CEO”) during fiscal year 2008.  The compensation expense for the CEO’s awards made during fiscal year 2008 is being recognized over 5 years.  The unrecognized compensation expense for outstanding performance based RSUs will be recognized when it is determined that it is probable the goals will be achieved or upon achievement of the goals, whichever event occurs first.  The weighted average number of years to recognize the total compensation expense (including that of the CEO) is 1.4 years.

The fair value of the Company stock options issued during the six months ended December 25, 2011 and December 26, 2010, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 25, 2011	December 26, 2010
Expected life	3.5 years	3.5 years
Risk free interest rate	0.37%	0.7%
Volatility	48.0%	40.5%
Dividend yield	0.0%	0.0%

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

            Asset impairment, restructuring and other charges represent costs related primarily to the following:
  El Segundo Fabrication Facility Closure Initiative
  Research and Development Facility Closure Initiative
    The following table summarizes restructuring charges incurred during the three and six months ended December 25, 2011 and December 26, 2010 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$—	$(4)	$—	$64
Other charges	—		—	66
Total asset impairment, restructuring and other charges	$—	$(4)	$—	$130

In addition to the amounts in the table above, $0.1 million of workforce reduction expenses related to retention bonuses were recorded in cost of sales during the three and six months ended December 26, 2010, respectively, related to the restructuring initiatives.  The Company also incurred approximately $0.1 million and $0.2 million of costs to relocate and install equipment for the three and six months ended December 26, 2010, respectively.  These costs are not considered restructuring costs and were recorded in cost of sales.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

The following table summarizes changes in the Company's restructuring related accruals for the six months ended December 25, 2011, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 26, 2011	$461
Accrued during the quarter and charged to asset impairment, restructuring and other charges	—
Accrued during the quarter and charged to operating expenses	—
Costs paid during the quarter	(461)
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, December 25, 2011	$—

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and six months ended December 26, 2010 (in thousands):

	El Segundo Fabrication Facility Closure	Total
For the three months ended December 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(4)	$(4)
Other charges	—	—
For the three months ended December 26, 2010, total asset impairment, restructuring and other charges	$(4)	$(4)

	El Segundo Fabrication Facility Closure	Research and Development Facility Closure	Total
For the six months ended December 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$64	$—	$64
Other charges	—	66	66
For the six months ended December 26, 2010, total asset impairment, restructuring and other charges	$64	$66	$130

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Asset Impairment, Restructuring and Other Charges (Continued)

El Segundo Fabrication Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million, of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million.  Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs were charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs, and $3.9 million of other charges for this initiative.  Due to continued higher demand than at the time the plan was adopted, in mid-fiscal year 2011 the Company suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, the Company recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011.  The Company paid the remaining $0.5 million of accrued retention bonuses under this initiative during the three months ended December 25, 2011.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England research and development facility and its El Segundo, California research and development fabrication facility.  The costs associated with closing and exiting these facilities and severance costs were approximately $9.0 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  The Company has completed the closure of the Oxted, England facility, and during the second quarter of fiscal year 2012 entered into agreements to sell the underlying real property. The sale agreements contain typical representations, covenants, and conditions for transactions of this type.  The Company completed the sale of the real property in January 2012 (See Note 19, “Subsequent Events”).

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

The Company’s “customer segments” as referred to herein includes its PMD, ESP, AP, EP and HiRel reporting segments.

For the three and six months ended December 25, 2011 and December 26, 2010, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended December 25, 2011			Three Months Ended December 26, 2010
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$72,490	31.5%	29.3%	$112,550	39.9%	37.1%
Energy-Saving Products	58,938	25.6	36.6	63,056	22.4	47.3
Automotive Products	24,647	10.7	17.9	25,514	9.1	32.5
Enterprise Power	30,530	13.3	36.1	31,600	11.2	50.5
HiRel	44,410	19.3	54.2	47,066	16.7	49.3
Customer segments total	231,015	100.4	35.6	279,786	99.3	42.6
Intellectual Property	(937)	(0.4)	(100.0)	1,958	0.7	100.0
Consolidated total	$230,078	100.0%	35.4%	$281,744	100.0%	43.0%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information (Continued)

	Six Months Ended December 25, 2011			Six Months Ended December 26, 2010
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$183,696	34.5%	29.4%	$228,074	40.5%	33.3%
Energy-Saving Products	134,995	25.3	39.3	123,072	21.9	44.9
Automotive Products	53,547	10.0	25.2	49,434	8.8	32.2
Enterprise Power	66,496	12.5	38.4	66,829	11.9	48.8
HiRel	93,253	17.5	52.9	91,263	16.2	50.6
Customer segments total	531,987	99.8	36.7	558,672	99.3	40.4
Intellectual Property	832	0.2	100.0	3,939	0.7	100.0
Consolidated total	$532,819	100.0%	36.8%	$562,611	100.0%	40.9%

13. Income Taxes

The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company determined that the valuation allowance established against its federal and California deferred tax assets in the United States (“U.S.”) should remain in place until the end of fiscal year 2012.  These valuation allowances relate to beginning of the year balances of reserves that were established during fiscal year 2009.  The Company also determined that the valuation allowance established against its deferred tax assets in the United Kingdom (“U.K.”) during fiscal year 2009, and which was partially released during fiscal year 2011, should be further reduced based on anticipated sustained cumulative pretax income expected to occur by the end of fiscal year 2012.

During the three months ended December 25, 2011, the statutory corporate income tax rate in Japan was reduced from 30 percent to 28.05 percent for 3 years from the Company’s fiscal year 2013, and further reduced to 25.5 percent from the Company’s fiscal year 2016, and the inhabitant tax rate was reduced from 6.21 percent to 5.28 percent, effective December 2, 2011. The Company concluded that the overall impact on the tax provision which was treated as a discrete item in the quarter ended December 25, 2011 was immaterial.

During the three months ended September 25, 2011, the statutory tax rate in the U.K. was reduced from 27 percent to 26 percent for calendar year 2011, and further reduced to 25 percent for calendar year 2012, effective April 1, 2011 retrospectively. The Company concluded that the overall impact on the tax provision would be $0.9 million in fiscal year 2012 due to deferred tax assets without a valuation allowance being reduced as a result of the lowered statutory rate. In addition, the Company reduced the U.K. deferred tax assets with full valuation allowances by $2.6 million as a result of the reduced statutory rate.  Both the impact on the tax provision and the reduction of the deferred tax assets with full valuation allowances were treated as discrete items in the first quarter of fiscal year 2012.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

The Company's effective tax rate was an expense of 21.2 percent and 6.6 percent for the three months ended December 25, 2011 and December 26, 2010, respectively, and was an expense of 32.0 percent and 1.7 percent for the six months ended December 25, 2011 and December 26, 2010, respectively. For the three months and six months ended December 25, 2011, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of no tax benefit from the ordinary loss in the U.S. due to its full valuation allowance, an increase in uncertain tax positions originated in prior fiscal years, unfavorable book to tax differences in certain foreign jurisdictions, and statutory rate changes in the U.K. and Japan, which were partially offset by an overall lower tax rate in certain foreign jurisdictions.  For the three months and six months ended December 26, 2010, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of lower tax rates in certain foreign jurisdictions, the release of contingent liabilities related to foreign uncertain tax positions due to approval of tax accounts by certain local tax authorities and the lapse of certain statutes of limitations, and the utilization of deferred tax assets due to pretax and taxable income in the U.S and the U.K.

During the three months ended December 25, 2011, the Company completed certain intercompany transactions as part of an internal reorganization of its legal entity structure.   To account for these intercompany transactions, the Company reduced its deferred tax assets and associated valuation allowance in the U.S. by $10.4 million, due to the impact on the expected federal taxable income for fiscal year 2012, and it recorded a deferred charge of $10.4 million in the U.S. which is offset by a valuation allowance.

The Company operates in multiple foreign jurisdictions with lower statutory tax rates, and its operation in Singapore has the most significant impact on the effective tax rate for the fiscal year 2012.

During the second quarter of fiscal year 2012, the reserve for uncertain tax positions increased by $1.2 million to $48.3 million.  This increase resulted primarily from changes in uncertain tax positions originated in prior years for certain foreign jurisdictions and from reserves for certain federal and state credits during the three months ended December 25, 2011.  If recognized, the benefits associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $12.2 million which would reduce the Company's future effective tax rate. The reserve is expected to decrease by $4.3 million during the next 12 months.

As of December 25, 2011, the Company had accrued $2.9 million of interest and penalties related to uncertain tax positions. For the three months ended December 25, 2011, penalties and interest included in the reserves decreased by $0.2 million.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Net Income (Loss) per Common Share

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net income to both common shares and participating securities.  The Company’s participating securities include the unvested, outstanding RSUs to the extent the RSUs provide for the right to receive dividend equivalents.  The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and six months ended December 25, 2011 and December 26, 2010 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 25, 2011	December 26, 2010	December 25, 2011	December 26, 2010
Net income (loss)	$(6,337)	$43,929	$15,626	$77,427
Less: Income allocated to participating securities	—	713	181	1,252
Income available to common stockholders	$(6,337)	$43,216	$15,445	$76,175
Earnings per common share - basic
Weighted average shares outstanding	69,046	69,587	69,408	69,878
Basic income (loss) per share	$(0.09)	$0.62	$0.22	$1.09
Earnings per common share - diluted
Basic weighted average shares outstanding	69,046	69,587	69,408	69,878
Effect of dilutive securities – stock options and RSUs	—	648	475	498
Diluted weighted-average shares	69,046	70,235	69,883	70,376
Diluted income (loss) per share	$(0.09)	$0.62	$0.22	$1.08

For the three and six months ended December 25, 2011, 940,293 and 941,059 shares of common stock equivalents were antidilutive, respectively, and were not included in the computation of diluted earnings per share for these periods.  Additionally, for the three and six months ended December 26, 2010, 1,745,686 shares of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for the prior periods.  In addition, for the three and six months ended December 25, 2011, 366,100 of contingently issuable restricted stock units for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Environmental Matters (Continued)

In February 2012, the Company notified the California Department of Toxic Substances Control and local districts that the Company’s Temecula California manufacturing facility previously shipped wastes for disposal offsite as non-hazardous wastes which may have contained fluoride levels that are considered to constitute hazardous waste under California regulations.  The Company has taken steps to ensure compliance with the applicable waste disposal regulations in this regard.  The Company has not been contacted by applicable regulatory authorities in respect of this matter and it is too early to assess what, if any, penalties or other actions may be taken in the future in respect of the matter.

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

On November 14, 2011, plaintiffs indicated that they would not seek leave to file a second amended complaint and, in exchange for payment of plaintiffs’ appellate court costs of a de-minimus amount, plaintiffs agreed to dismiss the action.  On or about December 9, 2011, following the Company’s such payment to plaintiffs, plaintiffs filed a notice of dismissal of the action.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Litigation (Continued)

EPC/Lidow Litigation.

In September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC) alleging improper and  unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program.  In March  2009, the Company refiled the suit in the Los Angeles Superior Court, Case No. BC409749, and in March 2009, Alex Lidow and EPC filed suit in the Los Angeles Superior Court, Case No. BC409750, against the Company alleging claims arising out of Lidow's employment with and separation from the Company, for violations of the California Labor Code and California Business and Professions Code, and alleging the Company unfairly competed and interfered with EPC.  In September 2009, EPC dismissed its claims from the complaint in Case No. BC409750, and refiled its claims as a cross-complaint in case No. BC409749.  In January 2012, The Court granted summary adjudication in favor of the Company on the wrongful termination cause of action filed by Lidow.

Discovery is ongoing for the claims that remain unresolved by the Court’s summary adjudication determination, and the Company intends to vigorously pursue all rights and defenses available to it in these matters.

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

17. Commitments and Contingencies

In connection with the divestiture of the Company’s Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of applicable statutes of limitations, and the decrease in foreign currency translation on the underlying obligation.  As of December 25, 2011, the balance of the divested entities tax obligations was $3.7 million.

18. Stock Repurchase Program

On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. On July 20, 2010, the Company announced that its Board of Directors had authorized an additional $50.0 million for the stock repurchase program, increasing the total authorized for the plan to $150.0 million.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions.  For the six months ended December 25, 2011, the Company repurchased approximately 1.1 million shares for approximately $23.6 million, and to date the Company has purchased approximately 5.7 million shares for approximately $104.8 million under the program.  As of December 25, 2011, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the December 25, 2011 and June 26, 2011 consolidated condensed balance sheets.  The Company did not repurchase any shares during the three months ended December 25, 2011.

19. Subsequent Events

On January 4, 2012, the Company completed the sale of the site of a previous manufacturing and research and development facility located in Oxted, England.  The Company received cash of approximately $5.5 million as purchase price in respect of such transaction.  Since the site had a nominal carrying value on the consolidated financial statements, almost the entire proceeds, net of transaction costs, will be recorded as a gain during the three and nine months ended March 25, 2012.

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

Introduction

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and six months ended December 25, 2011.  The discussion includes:
  Overview
  Results of Operations
  Liquidity and Capital Resources
  Critical Accounting Policies
Overview

Our revenues were $230.1 million and $281.7 million for the three months ended December 25, 2011 and December 26, 2010, respectively, and $532.8 million and $562.6 million for the six months ended December 25, 2011 and December 26, 2010, respectively.  We experienced strong demand for our products during fiscal year 2011; however during the six months ended December 25, 2011 we experienced a sharp decline in demand.  Our revenues decreased 18.3 percent and 5.3 percent for the three and six months ended December 25, 2011 compared to the prior year comparable period.  Our lower revenues during the first and second fiscal quarters of 2012 were due to lower demand in China, particularly in the appliance end market, lower demand in Europe among industrial customers, and weakness in the computing end market as a result of the recent flooding in Thailand which occurred during our fiscal second quarter.  In addition, during the first two fiscal quarters of 2012, we decided not to pursue highly discounted spot market business in our commercial segments which negatively impacted our revenue.  We currently expect revenues to range between $230 million and $250 million for the next fiscal quarter.

Our gross margin percentage declined on a year-over-year basis by 7.6 percentage points to 35.4 percent for the three months ended December 25, 2011 compared to the prior year comparable period, and by 4.1 percentage points to 36.8 percent for the six months ended December 25, 2011 compared to the prior year comparable period.  The decline in gross margin percentage for both the three and six month periods was a result of a decrease in factory utilization, increased costs from higher inventory reserves, and unfavorable mix due to a decline in industrial component sales which generally have higher gross margins than our consumer and computing product sales.

During the first six months of fiscal year 2012, we experienced softening demand.  In order to manage our inventory levels and respond to that lower demand, we anticipate that several of our factories will continue to be operating at abnormally low utilization levels during the third quarter ending March 25, 2012.  As a result of this low capacity utilization, we expect our gross margin in the third quarter ending March 25, 2012 to decline to a range between 31 percent and 32 percent.  Despite low capacity utilization during the third quarter of fiscal year 2012, we plan to continue expanding our manufacturing capabilities for key technologies in order to achieve our long term strategic goals.

During the three and six months ended December 25, 2011, our selling, general and administrative (“SG&A”) expenses increased $3.9 million and $4.6 million compared to the prior year comparable periods, and increased as a percentage of revenue by 5.5 and 1.8 percentage points to 22.0 percent and 18.7 percent of revenues, respectively.  The year-over-year increase in SG&A expenses was primarily due to costs associated with the implementation of the new Enterprise Resource Planning (“ERP”) system and increased professional services costs.  We went live with the ERP system during the second quarter of fiscal year 2012.  The depreciation associated with the new ERP system is approximately $2 million per quarter beginning with the second quarter of fiscal year 2012, and is charged to SG&A expense.  We expect our quarterly level of SG&A expenses to increase slightly in the third quarter of fiscal year 2012 compared to the second quarter; however, over the following several quarters we expect to gain operational efficiencies from the new ERP system which we anticipate will allow us to operate our business at lower relative SG&A cost levels.  We expect our SG&A expenses to be about $50 million per quarter or lower as of the end of fiscal year 2012 or the beginning of fiscal year 2013.  Our ERP process has been and continues to be complex, time-consuming, and costly, and potentially exposes us to certain risks, including operational risks (see Part II, Item 1A, “Risk Factors - While our new ERP software platform has become operational, we continue to be subject to operational and other risks” of our quarterly report on Form 10-Q for our fiscal quarter ended September 25, 2011).

During the three and six months ended December 25, 2011, research and development (“R&D”) spending increased by $3.7 million and $9.2 million from the prior year comparable periods.  As a percentage of revenues, R&D expense increased from 10.1 percent and 10.0 percent for the three and six months ended December 26, 2010, respectively, to 14.0 percent and 12.3 percent for the three and six months ended December 25, 2011, respectively.  The year-over-year increase in R&D expenses was primarily driven by increased headcount, including headcount from the CHiL acquisition, and material costs associated with developing new products.  We expect to maintain or increase our investment levels in new product development over the next year in order to meet our longer term revenue goals.

Our cash flows from operating activities used $2.8 million of cash during the six months of fiscal year 2012 compared $94.9 million of cash flows provided by operating activities for the prior year comparable period.  Our cash, cash equivalents and investments as of December 25, 2011 totaled $397.1 million (excluding restricted cash of $1.4 million), compared to $497.6 million (excluding restricted cash of $2.1 million) as of June 26, 2011. The decrease in our cash and investments was primarily due to capital expenditures of $71.8 million and the repurchase of common stock for $23.6 million, and cash used by operating activities of $2.8 million.

In the second quarter of fiscal year 2012, severe flooding in certain regions of Thailand impacted two of our third party manufacturers that we use to perform final assembly and testing for some of our products.  We have been able to relocate the final assembly and testing of the affected products to other facilities outside the affected area.

Segment Reporting

What we refer to as our “customer segments” include our PMD, ESP, AP, EP and HiRel reporting segments and does not include our Intellectual Property (“IP”) segment. Four of our five customer segments, namely, Power Management Devices (“PMD”), Energy Saving Products (“ESP”), Automotive Products (“AP”) and Enterprise Power (“EP”), generally share the same manufacturing base and sales, marketing, and distribution channels.  While each segment focuses on different target markets and applications, there are common performance elements arising from that shared manufacturing base and sales, marketing, and distribution channels.  As a result, while we manage performance of these segments individually; we also analyze performance of these segments together and separately from our other customer segment, HiRel.  For ease of reference, we refer to these four segments collectively as our “commercial segments”.

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three and six months ended December 25, 2011 and December 26, 2010 as a percentage of revenues (in millions, except percentages):

	Three Months Ended				Six Months Ended
	December 25, 2011		December 26, 2010		December 25, 2011		December 26, 2010
Revenues	$230.1	100.0%	$281.7	100.0%	$532.8	100.0%	$562.6	100.0%
Cost of sales	148.7	64.6	160.7	57.0	336.6	63.2	332.8	59.1
Gross profit	81.4	35.4	121.0	43.0	196.3	36.8	229.8	40.9
Selling, general and administrative expense	50.6	22.0	46.6	16.5	99.5	18.7	94.9	16.9
Research and development expense	32.2	14.0	28.5	10.1	65.3	12.3	56.1	10.0
Amortization of acquisition-related intangible assets	1.9	0.8	1.2	0.4	4.6	0.9	2.5	0.4
Asset impairment, restructuring and other charges	―	―	―	―	―	―	0.1	―
Operating income (loss)	(3.3)	(1.4)	44.6	15.8	26.9	5.0	76.2	13.5
Other expense, net	2.0	0.9	1.7	0.6	4.2	0.8	3.0	0.5
Interest income, net	―	―	(4.2)	(1.5)	(0.2)	―	(5.6)	(1.0)
Income (loss) before income taxes	(5.2)	(2.3)	47.1	16.7	23.0	4.3	78.8	14.0
Provision for income taxes	1.1	0.5	3.1	1.1	7.4	1.4	1.3	0.2
Net income (loss)	$(6.3)	(2.8)%	$43.9	15.6%	$15.6	2.9%	$77.4	13.8%

Amounts and percentages in the above table may not total due to rounding.

Results of Operations

Revenues and Gross Margin for the Three Months Ended December 25, 2011 Compared to the Three Months Ended December 26, 2010

The following table summarizes revenues and gross margin by reportable segment for the three months ended December 25, 2011 compared to the three months ended December 26, 2010.  The amounts in the following table are in thousands:

	Three Months Ended
	December 25, 2011			December 26, 2010			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$72,490	$21,268	29.3%	$112,550	$41,799	37.1%	(35.6)%	(7.8)ppt
Energy Saving Products (ESP)	58,938	21,583	36.6	63,056	29,828	47.3	(6.5)	(10.7)
Automotive Products (AP)	24,647	4,400	17.9	25,514	8,285	32.5	(3.4)	(14.6)
Enterprise Power (EP)	30,530	11,034	36.1	31,600	15,943	50.5	(3.4)	(14.4)
Commercial segments total	186,605	58,285	31.2	232,720	95,855	41.2	(19.8)	(10.0)
HiRel	44,410	24,071	54.2	47,066	23,198	49.3	(5.6)	4.9
Customer segments total	231,015	82,356	35.6	279,786	119,053	42.6	(17.4)	(7.0)
Intellectual Property (IP)	(937)	(937)	(100.0)	1,958	1,958	100.0	(147.9)	(200.0)
Consolidated total	$230,078	$81,419	35.4%	$281,744	$121,011	43.0%	(18.3)%	(7.6)ppt

Revenues

Revenues from all our segments, taken as a whole, decreased by $51.7 million, or 18.3 percent, while revenues from our customer segments (which exclude the IP segment) decreased by $48.8 million, or 17.4 percent, for the three months ended December 25, 2011 as compared to three months ended December 26, 2010.  Revenues for our commercial segments taken as a whole decreased 19.8 percent from prior year comparable period a result of lower demand in our consumer related product components, decreased demand for our products used in consumer appliance and air conditioner applications, decreased sales in our products sold in automotive applications, and decreased sales in our products sold in server and storage applications partly due to certain customers deferring orders because of the flooding in Thailand.  A portion of the revenue decline was due to the Company’s decision not to pursue highly discounted, spot market business during the quarter,  Revenues for our HiRel segment decreased 5.6 percent from the prior year comparable period.

All of our commercial segments contributed to the revenue decline for the three months ended December 25, 2011 as compared to the three months ended December 26, 2010.  Revenues for our PMD segment decreased 35.6 percent compared to the prior year comparable period due to a decline in demand for consumer and industrial product components.  Revenues for our ESP segment decreased 6.5 percent compared to the prior year comparable period due to lower sales in our industrial and consumer appliance related products.  Revenues for our AP segment decreased 3.4 percent compared to the prior year comparable period as our distributors depleted their inventories.  Since we recognize revenue upon shipment to our distributors, their decisions to reduce their inventory levels from period to period may reduce their demand for our products and unfavorably impact our revenue.  Revenues for our EP segment decreased 3.4 percent compared to the prior year comparable period due to lower demand for server component products and high performance computing products.

For the three months ended December 25, 2011, our HiRel segment revenues decreased 5.6 percent compared to the prior year comparable period.  The decline was due to manufacturing related delays that impacted our ability to meet demand during the quarter.

Our IP segment revenues decreased $2.9 million, or 147.9 percent, to $(0.9) million. The negative revenue was due to an over reporting and partial overpayment of royalties to us by our largest licensee in prior periods, which the licensee determined and communicated to us in the second quarter.  Excluding the effect of this issue, our IP revenue would have been $0.5 million. With the expiration of some of our patents, we expect our IP segment revenues will be approximately $0.5 million in each of the next several quarters absent the consummation of additional license agreements.

Gross Margin
Our gross margin decreased by 7.6 percentage points to 35.4 percent for the three months ended December 25, 2011 compared to the prior year comparable period.  This decrease in our gross margin was the result of a decrease of 10.0 percentage points in gross margin for our commercial segments taken as a whole, partially offset by an increase in gross margin for our HiRel segment of 4.9 percentage points.  The decrease in gross margin for our commercial segments was primarily due to increased manufacturing costs from lower factory utilization, increased manufacturing costs associated with an increase in capacity, unfavorable product mix, and increased costs associated with higher inventory reserves.

Our AP segment’s gross margin decline was due to increased manufacturing costs from lower factory utilization, an increase in inventory reserves, and unfavorable product mix as we shipped less IC products which are higher gross margin products than our discrete products.  Our EP segment’s gross margin decline was due to increased manufacturing costs from lower factory utilization, an unfavorable change in product mix due to an increase in computing components business which have lower gross margin than our server component business, and an increase in inventory reserves.  Our ESP segment’s gross margin decline was driven by increased manufacturing costs from increasing capacity and increased costs from lower factory utilization.  Our PMD segment’s gross margin decline was due to a change in product mix toward more commercial component products which have lower gross margins than our industrial component products and an increase in costs due to lower factory utilization.

Our HiRel segment’s gross margin improved by 4.9 percentage points as a percentage of revenues for the three months ended December 25, 2011 compared to the prior year comparable period.  The improvement was due to lower manufacturing costs due to higher factory utilization combined with lower inventory reserves.

Revenues and Gross Margin for the Six Months Ended December 25, 2011 Compared to the Six Months Ended December 26, 2010

The following table summarizes revenues and gross margin by reportable segment for the six months ended December 25, 2011 compared to the six months ended December 26, 2010.  The amounts in the following table are in thousands:

	Six Months Ended
	December 25, 2011			December 26, 2010			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$183,696	$53,958	29.4%	$228,074	$75,844	33.3%	(19.5)%	(3.9)ppt
Energy Saving Products (ESP)	134,995	53,100	39.3	123,072	55,311	44.9	9.7	(5.6)
Automotive Products (AP)	53,547	13,493	25.2	49,434	15,931	32.2	8.3	(7.0)
Enterprise Power (EP)	66,496	25,518	38.4	66,829	32,601	48.8	(0.5)	(10.4)
Commercial segments total	438,734	146,069	33.3	467,409	179,687	38.4	(6.1)	(5.1)
HiRel	93,253	49,355	52.9	91,263	46,209	50.6	2.2	2.3
Customer segments total	531,987	195,424	36.7	558,672	225,896	40.4	(4.8)	(3.7)
Intellectual Property (IP)	832	832	100.0	3,939	3,939	100.0	(78.9)	―
Consolidated total	$532,819	$196,256	36.8%	$562,611	$229,835	40.9%	(5.3)%	(4.1)ppt

Revenues

Revenues from all our segments, taken as a whole, decreased by $29.8 million, or 5.3 percent, while revenues from our customer segments (which exclude the IP segment) decreased by $26.7 million, or 4.8 percent, for the six months ended December 25, 2011, as compared to six months ended December 26, 2010.  Revenues for our commercial segments taken as a whole decreased 6.1 percent from the prior year comparable due to lower demand in Europe among industrial customers, and weakness in the computing end market as a result of the recent flooding in Thailand which occurred during our fiscal second quarter.  In addition, during the first two fiscal quarters of 2012, we decided not to pursue highly discounted spot market business in our Commercial segments which negatively impacted our revenue.   These decreases were partially offset by increased demand for our products used in consumer appliance and air conditioner applications, and increased sales in our products sold in automotive applications.  Revenues for our HiRel segment grew 2.2 percent from the prior year comparable period.

Within our commercial segments, ESP and AP revenue increased 9.7 percent and 8.3 percent, respectively, for the six months ended December 25, 2011 as compared to the prior year comparable period.  Revenues for our ESP segment increased due to strong sales growth in our industrial and consumer appliance related products.  Revenues for our AP segment increased due to an increase in demand as a result of increased production within the automotive industry for both North America and Europe and the increase of sales for new customer designs.  Revenues for our PMD segment decreased 19.5 percent compared to the prior year comparable period due to a decrease in demand for universal power supply components, consumer products components and our industrial products components.  Revenues for our EP segment decreased 0.5 percent compared to the prior year comparable period due to lower server demand and server component products; this was partially offset by an increase in new high performance computing.

For the six months ended December 25, 2011, our HiRel segment revenues increased 2.2 percent compared to the prior year comparable period due to increased demand in the defense and space segments.  HiRel's other market segments either maintained or experienced modest demand growth during the quarter.

Our IP segment revenues decreased $3.1 million or 78.9 percent, to $0.8 million. The decline in revenue was due to a significant decline in royalty payments from our largest licensee effective as of late fiscal year 2011.  Additionally, the licensee requested a refund of an overpayment from fiscal year 2011.  Excluding this refund, our IP revenue would have been $1.2 million for the six months ended December 25, 2011. With the expiration of some of our patents we expect our IP segment revenues will be approximately $0.5 million in each of the next several quarters absent the consummation of additional license agreements.

Gross Margin

Our gross margin decreased by 4.1 percentage points to 36.8 percent for the six months ended December 25, 2011 compared to the prior year comparable period.  This decrease in our gross margin was the result of a decrease of 5.1 percentage points in gross margin for our commercial segments taken as a whole and an increase in our HiRel segment of 2.3 percentage points.  The decrease in gross margin for all of our commercial segments was primarily due to increased cost associated with lower factory utilization, increased costs associated with increases in capacity in advance of expected demand, and increased costs associated with higher inventory reserves.  Our EP segment’s gross margin decline was also affected by an unfavorable change in product mix due to an increase in computing components business, which is has higher gross margins than our server business.  Our AP segment’s gross margin decline was affected by an unfavorable change in product mix, as we shipped fewer IC products which are higher margin products than our MOSFET products.

Our HiRel segment’s gross margin improved by 2.3 percentage points as a percentage of revenues for the six months ended December 25, 2011 compared to the prior year comparable period.  The improvement was due to lower manufacturing costs from increased production volumes.

Selling, General and Administrative Expense

(Dollars in thousands)	Selling, General and Administrative Expense
	December 25, 2011	% of Revenue	December 26, 2010	% of Revenue	Change
Three months ended	$50,558	22.0%	$46,617	16.5%	5.5 ppt
Six months ended	$99,549	18.7%	$94,927	16.9%	1.8 ppt

Selling, general and administrative expense was $50.6 million (22.0 percent of revenues) and $46.6 million (16.5 percent of revenues) for the three months ended December 25, 2011 and December 26, 2010, respectively.  Selling, general and administrative expense was $99.5 million (18.7 percent of revenue) and $94.9 million (16.9 percent of revenue) for the six months ended December 25, 2011 and December 26, 2010, respectively.  The year-over-year increase in selling, general and administrative expense for the three and six months ended December 25, 2011 was primarily due to increased expenses related to implementation of our ERP system.  The depreciation associated with the new ERP system is approximately $2.0 million per quarter beginning with the second quarter of fiscal year 2012 and is charged to SG&A expense.

Research and Development Expense

(Dollars in thousands)	Research and Development Expense
	December 25, 2011	% of Revenue	December 26, 2010	% of Revenue	Change
Three months ended	$32,227	14.0%	$28,544	10.1%	3.9 ppt
Six months ended	$65,255	12.3%	$56,104	10.0%	2.3 ppt

           Research and development (“R&D”) expense was $32.2 million (14.0 percent of revenue) and $28.5 million (10.1 percent of revenue) for the three months ended December 25, 2011 and December 26, 2010, respectively, and $65.3 million (12.3 percent of revenue) and $56.1 million (10.0 percent of revenue) for the six months ended December 25, 2011 and December 26, 2010, respectively.  The increase in R&D expense for the three and six months ended December 25, 2011, compared to the prior year comparable period, was mainly due to increases in headcount, including headcount from the CHiL acquisition, and material costs associated with developing new products.  We expect to maintain or increase our investment levels in new product development over the next year in order to meet our longer term revenue goals.

Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs initiated during fiscal years 2009 and 2008.  These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees, and other related activities.

The following table summarizes restructuring charges incurred during the three and six months ended December 25, 2011 and December 26, 2010 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended			Six Months Ended
	December 25, 2011		December 26, 2010	December 25, 2011		December 26, 2010
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$	―	$(4)	$	―	$64
Other charges		—			―	66
Total asset impairment, restructuring and other charges	$	―	$(4)	$	―	$130

 In addition to the amounts in the table above, $0.1 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the three and six months ended December 26, 2010, respectively, related to the restructuring initiatives.  We also incurred approximately $0.1 million and $0.2 million of costs to relocate and install equipment for the three and six months ended December 26, 2010, respectively.  These costs are not considered restructuring costs and were recorded in cost of sales.

The following table summarizes changes in the our restructuring related accruals for the six months ended December 25, 2011, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 26, 2011	$461
Accrued during the quarter and charged to asset impairment, restructuring and other charges	—
Accrued during the quarter and charged to operating expenses	—
Costs paid during the quarter	(461)
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, December 25, 2011	$—

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and six months ended December 26, 2010 (in thousands):

	El Segundo Fabrication Facility Closure	Total
For the three months ended December 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(4)	$(4)
Other charges	—	—
For the three months ended December 26, 2010, total asset impairment, restructuring and other charges	$(4)	$(4)

	El Segundo Fabrication Facility Closure	Research and Development Facility Closure	Total
For the six months ended December 26, 2010, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs	$64	$—	$64
Other charges	—	66	66
For the six months ended December 26, 2010, total asset impairment, restructuring and other charges	$64	$66	$130

El Segundo Fabrication Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million, of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million.  Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs were charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs, and $3.9 million of other charges for this initiative.  Due to continued higher demand than at the time the plan was adopted, in mid-fiscal 2011 we suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, we have recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011.  We paid the remaining $0.5 million of accrued retention bonuses under this initiative during the three months ended December 25, 2011.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California Research and Development (“R&D”) fabrication facility.  The costs associated with closing and exiting these facilities and severance costs were approximately $9.0 million.  Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  We have completed the closure of the Oxted, England facility, and during the second quarter of fiscal year 2012 entered into agreements to sell the underlying real property. The sale agreements contain typical representations, covenants, and conditions for transactions of this type.  We completed the sale of the real property in January 2012 (See Note 19, “Subsequent Events”).

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

Other Expense, Net

Other expense, net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other expense, net was $2.0 million and $1.7 million for the three months ended December 25, 2011 and December 26, 2010, respectively.  Other expense, net for the three months ended December 25, 2011 primarily includes a foreign currency exchange loss of $0.2 million and investment impairment charges of $1.8 million.  The prior year comparable period expense consisted primarily of foreign currency exchange losses of $1.7 million.

Other expense, net was $4.2 million and $3.0 million for the six months ended December 25, 2011 and December 26, 2010, respectively.   Other expense, net for the six months ended December 25, 2011 includes a foreign currency exchange loss of $2.0 million due to significant fluctuations in foreign exchange currencies in the first quarter, and investment impairment charges of $2.3 million.  The prior year comparable period includes investment impairment charges of $0.5 million, mark-to-market adjustments on derivative instruments of $0.3 million, and foreign currency exchange losses of $1.9 million.

Interest Income and Expense

Interest income was $0.2 million and $0.6 million for the three and six months ended December 25, 2011, respectively, compared to interest income of $4.3 million and $5.9 million for the prior year comparable periods, respectively.  The decline in interest income for the three and six months ended December 25, 2011 was due primarily to a reduction of realized gains from the disposal of investments of $3.5 million and $4.0 million, respectively, and a combination of lower average balances of interest bearing investments and lower interest rates that reduced interest income by $0.6 million and $1.4 million, respectively.  The gains from disposal of investments primarily related to our asset-backed and mortgage-backed securities.  These investments have almost been fully liquidated by the end of the second quarter of fiscal year 2012.  As a result of the liquidation of these securities, combined with low interest rates, we expect interest income for the remainder of fiscal year 2012 to be at minimal levels.

Interest expense was $0.2 million and $0.3 million for the three and six months ended December 25, 2011, respectively, compared to $0.2 million and $0.3 million for the prior year comparable periods, respectively.

Income Taxes

The effective tax rate was an expense of 21.2 percent and 6.6 percent for the three months ended December 25, 2011 and December 26, 2010, respectively, and was an expense of 32.0 percent and 1.7 percent for the six months ended December 25, 2011 and December 26, 2010, respectively.  For the three months and six months ended December 25, 2011, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of a lack of tax benefit from the ordinary loss in the U.S. due to a full valuation allowance, an increase in uncertain tax positions which originated in prior fiscal years, unfavorable book-to-tax differences in certain foreign jurisdictions, and statutory rate changes in the U.K. and Japan, which were partially offset by an overall lower tax rate in certain foreign jurisdictions.  For the three months and six months ended December 26, 2010, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of lower tax rates in certain foreign jurisdictions, the release of contingent liabilities related to foreign uncertain tax positions arising from approval of tax accounts by certain local tax authorities and the lapse of certain statute of limitations, and the utilization of deferred tax assets due to pretax and taxable income in the U.S and the U.K.

During the three months ended December 25, 2011, the statutory corporate income tax rate in Japan was reduced from 30 percent to 28.05 percent for 3 years from our fiscal year 2013, and further reduced to 25.5 percent from our fiscal year 2016, and the Inhabitant tax rate was reduced from 6.21 percent to 5.28 percent, effective December 2, 2011. We concluded that the overall impact on the tax provision which was treated as a discrete item in the quarter ended December 25, 2011 was immaterial.

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

We operate in multiple foreign jurisdictions with lower statutory tax rates, and our operation in Singapore has the most significant impact on the effective tax rate for the fiscal year 2012.  We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2012.

During the three months ended December 25, 2011, we completed certain intercompany transactions as part of an internal reorganization of our legal entity structure.  As a result, we have reduced our deferred tax assets and associated valuation allowance in the U.S. by $10.4 million due to the impact on the expected federal taxable income for fiscal year 2012.  Furthermore, we have recorded in the quarter ended December 25, 2011 a deferred charge of $10.4 million in connection with the aforementioned reduction of our deferred tax assets in the U.S. which is offset by the associated valuation allowance.

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

As of December 25, 2011, we had $397.1 million of cash (excluding $1.4 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $100.5 million from June 26, 2011.  The decrease in our cash and investments was primarily the result of capital expenditures of $71.8 million, the repurchase of our outstanding common stock under our stock repurchase program of $23.6 million, and cash used by operating activities of $2.8 million.

Our investments in fixed income securities include an asset-backed security with a fair value of $0.3 million or 0.2 percent of our investments, as of December 25, 2011.

Total cash, cash equivalents, and investments (excluding $1.4 million of restricted cash) were as follows (in thousands):

	As of
	December 25, 2011	June 26, 2011
Cash and cash equivalents	$271,489	$298,731
Investments	125,656	198,866
Total cash, cash equivalents, and investments	$397,145	$497,597

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our common stock repurchase program and capital expenditures.  During fiscal year 2011 and the first six months of fiscal year 2012, we have taken actions to meet our longer term revenue growth goals, including ongoing capital investments in our existing manufacturing operations.  Despite the softening demand visibility in the second quarter of fiscal 2012, we currently have no plans to consolidate any facilities for the foreseeable future.  Although our factory utilization is anticipated to decline significantly during the second quarter of fiscal year 2012, we plan to continue some of our capacity expansion program in order to have the capability to generate revenues to try to achieve our long term strategic goals.

Our outlook for fiscal year 2012 is that our cash flow from operating activities will be positive.  We estimate that cash capital equipment expenditures for fiscal year 2012 will be in the range of $110 million to $120 million as we invest in new manufacturing process technologies and expand internal manufacturing capacity.

Cash Flows

Our cash flows were as follows (in thousands):

	Six Months Ended
	December 25, 2011	December 26, 2010
Cash flows (used in) provided by operating activities	$(2,795)	$94,933
Cash flows provided by (used in) investing activities	1,143	(59,137)
Cash flows used in financing activities	(23,029)	(17,360)
Effect of exchange rate changes on cash and cash equivalents	(2,561)	1,076
Net (decrease) increase in cash and cash equivalents	$(27,242)	$19,512

Non-cash adjustments to cash flow used by operating activities during the six months ended December 25, 2011 included $40.2 million of depreciation and amortization, $8.0 million of stock compensation expense, and $7.3 million from the net change in the inventory provision. Changes in operating assets and liabilities reduced cash provided by operating activities by $87.6 million, primarily attributed to an increase in inventories and decreases in accounts payable and accrued salaries, wages and benefits, partially offset by a decrease in trade accounts receivable.

Cash used in investing activities during the three months ended December 25, 2011 was primarily the result of capital expenditures of $71.8 and purchases of investments for $89.8 million, primarily offset by proceeds from the sale or maturities of investments of $147.3 million.

Cash used in financing activities during the three months ended December 25, 2011 of $22.4 million was primarily the result of cash used for stock repurchases under the stock repurchase program.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories.  Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments and share repurchases.  Our working capital, excluding cash and cash equivalents and restricted cash at December 25, 2011 was $408.3 million.

The changes in working capital for the six months ended December 25, 2011 were as follows (in thousands):

	December 25,	June 26,
	2011	2011	Change
Current Assets
Cash and cash equivalents	$271,489	$298,731	$(27,242)
Restricted cash	492	439	53
Short-term investments	115,344	185,541	(70,197)
Trade accounts receivable, net	165,963	196,153	(30,190)
Inventories	308,896	250,174	58,722
Current deferred tax assets	2,005	1,950	55
Prepaid expenses and other receivables	38,246	33,943	4,303
Total current assets	$902,435	$966,931	$(64,496)

Current Liabilities
Accounts payable	93,695	$123,922	$(30,227)
Accrued income taxes	4,442	6,850	(2,408)
Accrued salaries, wages and benefits	39,755	49,499	(9,744)
Current deferred tax liabilities	2	2	—
Other accrued expenses	84,221	93,455	(9,234)
Total current liabilities	222,115	273,728	(51,613)
Net working capital	$680,320	$693,203	$(12,883)

For the changes in cash and investments, please see the above discussions under sources and uses of cash and cash flows.

The decrease in net trade accounts receivable of $30.2 million reflects the sequential decrease in revenues of approximately 27.5 percent during the first half of fiscal year 2012, while our days-sales-outstanding increased by 9 days, primarily due to the timing of revenue recognized and short-term delays related to the implementation of our new ERP system.  We expect days-sales-outstanding to return to previous levels during the third quarter of fiscal year 2012.

Inventories increased $58.7 million including a $38.5 million increase in finished goods, an $18.3 million increase in work-in-process inventory, and a $1.9 million increase in raw materials.  As a result of these increases in inventory, inventory weeks increased by 11 weeks to approximately 27 weeks.

Accounts payable decreased by $30.2 million from year end with decreases related to reduced production levels and lower capital expenditures.

The decrease in accrued salaries, wages and benefits of $9.7 million for the six months of fiscal year 2012 was due primarily to a decrease in accrued incentive bonuses.

Other accrued expenses decreased $9.2 million during the three-months ended December 25, 2011 primarily due to the payment of accruals related to the implementation of our ERP system, and decreases in deferred revenue related to both the timing of shipments and the recognition of revenue related to advance billings for our HiRel segment.  These decreases were partially offset by an increase in sales return reserves.

 Other

As of our fiscal quarter ended December 25, 2011, if our offshore cash, cash equivalents, and investment amounts were repatriated, approximately $18.9 million would not be available in the United States without incurring U.S. federal and state income taxes.  We expect this amount to vary depending on a number of factors, including, but not limited to, general market conditions, the level of economic activity and applicable regulatory or statutory changes.  We believe that the amount of offshore cash, cash equivalents and investments will increase over time, consistent with increases in our planned offshore business activity, offset by offshore working capital needs and strategic investments to support the growth and expansion of the Company overall. In light of our overall amount of $397.1 million in cash, cash equivalents and investments as of our fiscal quarter ended December 25, 2011, we do not believe that indefinite reinvestment of approximately $18.9 million of earnings off-shore would have a material adverse effect on us as a whole.  Consequently, we do not expect there to be a liquidity event that would impact our ability to indefinitely reinvest foreign earnings.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in our 2011 Annual Report except as follows:

During the second quarter of fiscal year 2012, we renewed the office lease of our headquarters building located in El Segundo, California.  The lease term has been extended through June 2019 with an option to renew for up to an additional ten years.  The total lease payments for the 8-year lease extension term effective July 1, 2011 will be approximately $28 million.

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

Apart from the operating lease obligations and purchase commitments discussed in our 2011 Annual Report, we do not have any off-balance sheet arrangements as of December 25, 2011.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

           Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at December 25, 2011, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $0.8 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.

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

A significant amount of our revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, we have currency exposure related mainly to the British Pound Sterling, the Euro and the Japanese Yen.  For example, in the United Kingdom we have a sales office and a semiconductor wafer fabrication facility with revenues primarily in U.S. Dollars and Euro and expenses in British Pound Sterling and U.S. Dollars.  We do not hedge our revenues and expenses against changes in foreign currency exchange rates, as we do not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging. To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, we have established a balance sheet transaction risk hedging program.  This risk hedging program generally uses spot and currency forward contracts. These contracts are not designated as hedging instruments for accounting purposes.  Through our hedging program we seek to reduce, but do not always entirely eliminate, the impact of currency exchange rate movements.

 We had approximately $66.7 million in notional amounts of currency forward contracts not designated as accounting hedges at December 25, 2011.  Net realized and unrealized foreign-currency gains (losses) recognized in earnings as a component of other expense were $0.7 million and $1.7 million, and $(1.0) million and $1.9 million for the three and six months ended December 25, 2011 and December 26, 2010, respectively.

 In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the preceding analysis.

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

At December 25, 2011, we had $397.1 million of total cash (excluding $1.4 million of restricted cash), cash equivalents, and investments consisting of available-for-sale fixed income securities.  We manage our total investment portfolio to encompass a diversified pool of investment-grade securities. The average credit rating of our investment portfolio is AA-/Aa3.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing returns.  To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the three and six months ended December 25, 2011, the fair values of certain of our market priced investments declined and we recognized $0.3 million and $0.8 million, respectively, in other-than-temporary impairment relating to market priced available-for-sale securities.  See Part I, Item 1A, “Risk Factors—Our investments in certain securities expose us to market risks”, set forth in our 2011 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

In the second quarter of fiscal year 2012, the Company implemented an Enterprise Resource Planning (“ERP”) system.  The implementation involved changes to our financial and other systems and accordingly, necessitated changes to our internal controls.  Specifically, the Company modified its controls in business processes impacted by the new systems, including user access security, automated workflow, transaction authorization, system reporting, reconciliation procedures, and hardware/data backup.  The Company’s management has reviewed the controls affected by the ERP implementation and what we believe to be appropriate corresponding changes to internal controls as part of the implementation.  The Company believes that the controls, as modified, are appropriate and functioning effectively as of the end of the fiscal period covered by this report.

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 25, 2011.  Based upon this evaluation, our CEO and CFO concluded that, as of December 25, 2011, our disclosure controls and procedures were effective.

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

Except as described above in connection with the changes implementing our ERP system, during the fiscal quarter ended December 25, 2011 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Statement of Caution Under the Private Securities Litigation Reform Act of 1995

 This Quarterly Report on Form 10-Q includes some statements and other information that are not historical facts but are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The materials presented can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “may,” “should,” “view,” or “will” or the negative or other variations thereof. We caution that such statements are subject to a number of uncertainties, and actual results may differ materially. Factors that could affect our actual results include those set forth under “Item 1A. Risk Factors” in our 2011 Annual Report, and our fiscal year 2012 first quarterly report on Form 10-Q, as supplemented by other uncertainties disclosed in our reports filed from time to time with the SEC (all of the foregoing of which is incorporated by reference).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended December 25, 2011 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
September 26, 2011 to October 23, 2011	―	$—	—	$45,179,186
October 24, 2011 to November 20, 2011	―	$—	—	$45,179,186
November 21, 2011 to December 25, 2011	―	$—	—	$45,179,186

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
10.1
International Rectifier Corporation 2011 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K, filed November 14, 2011, with the Securities Exchange Commission)(2)

10.2	Form of Stock Option Agreement (2011 Performance Incentive Plan) Effective November 11, 2011 (1, 2)
10.3	Form of Restricted Stock Unit Agreement – Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011 (1, 2)
10.4	Form of Restricted Stock Unit Agreement – Non-Extended Management Team Version (2011 Performance Incentive Plan) Effective November 11, 2011 (1, 2)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Extension Calculation (3)
101.LAB	XBRL Extension Labels (3)
101.PRE	XBRL Taxonomy Extension Presentation (3)
101.DEF	XBRL Taxonomy Extension Definition (3)

(1)	Denotes document submitted herewith.

(2)	Denotes management contract or compensation arrangement or agreement.

(3)	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: February 3, 2012	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)