Form 10-Q
period 2012-03-25
INTERNATIONAL RECTIFIER CORP /DE/
filed 2012-05-04
CIK 316793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2012
or
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

There were 69,188,130 shares of the registrant’s common stock, par value $1.00 per share, outstanding on April 26, 2012.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Revenues	$248,094	$296,717	$780,913	$859,328
Cost of sales	174,132	179,534	510,694	512,310
Gross profit	73,962	117,183	270,219	347,018

Selling, general and administrative expense	49,578	46,680	149,127	141,607
Research and development expense	34,798	30,733	100,053	86,837
Amortization of acquisition-related intangible assets	2,097	1,695	6,651	4,156
Asset impairment, restructuring and other charges (recoveries)	—	(3,489)	—	(3,359)
Gain on disposition of property	(5,410)	—	(5,410)	—
Operating income (loss)	(7,101)	41,564	19,798	117,777
Other expense (income), net	(46)	(1,348)	4,113	1,672
Interest income, net	(47)	(2,694)	(287)	(8,255)
Income (loss) before income taxes	(7,008)	45,606	15,972	124,360
Provision for (benefit from) income taxes	(4,518)	(3,879)	2,836	(2,552)
Net income (loss)	$(2,490)	$49,485	$13,136	$126,912
Net income (loss) per common share—basic (1)	$(0.04)	$0.70	$0.19	$1.79
Net income (loss) per common share—diluted (1)	$(0.04)	$0.69	$0.19	$1.77
Average common shares outstanding—basic	69,104	69,854	69,306	69,869
Average common shares and potentially dilutive shares outstanding—diluted	69,104	70,601	69,811	70,499

(1)	Net income per common share is computed using the two-class method. See Note 15, “Net Income Per Common Share”.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net income (loss)	$(2,490)	$49,485	$13,136	$126,912
Other comprehensive income (loss):
Foreign currency translation adjustments	4,634	3,959	(3,046)	10,452
Unrealized holding gains (losses) on available-for-sale securities, net of tax effect of $1,579, $(123), $(1,962) and $44, respectively	2,654	203	(3,300)	(76)
Other comprehensive income (loss)	7,288	4,162	(6,346)	10,376
Comprehensive income	$4,798	$53,647	$6,790	$137,288

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 25, 2012	June 26 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$217,500	$298,731
Restricted cash	437	439
Short-term investments	126,134	185,541
Trade accounts receivable, net	173,819	196,153
Inventories	307,269	250,174
Current deferred tax assets	1,974	1,950
Prepaid expenses and other receivables	37,388	33,943
Total current assets	864,521	966,931
Restricted cash	942	1,632
Long-term investments	21,144	13,325
Property, plant and equipment, net	469,985	444,759
Goodwill	121,570	121,570
Acquisition-related intangible assets, net	30,294	36,945
Long-term deferred tax assets	26,501	23,403
Other assets	65,870	62,419
Total assets	$1,600,827	$1,670,984
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,053	$123,922
Accrued income taxes	2,840	6,850
Accrued salaries, wages and benefits	33,600	49,499
Current deferred tax liabilities	2	2
Other accrued expenses	90,004	93,455
Total current liabilities	205,499	273,728
Long-term deferred tax liabilities	3,857	3,845
Other long-term liabilities	36,720	35,499
Total liabilities	246,076	313,072
Commitments and contingencies
Stockholders’ equity:
Common shares	74,887	74,527
Capital contributed in excess of par value of shares	1,034,774	1,021,509
Treasury stock, at cost	(104,821)	(81,245)
Retained earnings	358,871	345,735
Accumulated other comprehensive loss	(8,960)	(2,614)
Total stockholders’ equity	1,354,751	1,357,912
Total liabilities and stockholders’ equity	$1,600,827	$1,670,984

(1)  Amounts derived from audited financial statements at June 26, 2011.

The accompanying notes are an integral part of these financial statements.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	March 25, 2012	March 27, 2011
Cash flows from operating activities:
Net income	$13,136	$126,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,086	57,562
Amortization of acquisition-related intangible assets	6,651	4,156
Stock compensation expense	12,109	11,378
Loss (gain) on disposal of fixed assets	1,674	(397)
Gain on disposition of property	(5,410)	—
Provision for (recovery of) bad debt	957	(1,303)
Provision for inventory write-downs	11,534	7,047
Deferred income taxes	(8,837)	(6,511)
Other-than-temporary impairment of investments	2,383	951
(Gain) loss on derivatives	(29)	4,617
Tax benefit from stock-based awards	1,674	1,037
Excess tax benefit from stock-based awards	(830)	(2,703)
Gain on sale of investments	(44)	(6,287)
Changes in operating assets and liabilities, net	(119,323)	(92,216)
Other	5,007	(4,616)
Net cash (used in) provided by operating activities	(17,262)	99,627
Cash flow from investing activities:
Additions to property, plant and equipment	(96,524)	(93,707)
Proceeds from sale of property, plant and equipment	5,524	800
Business acquisitions	—	(75,940)
Acquisition of intellectual property	—	(7,500)
Release from restricted cash	690	689
Sale of investments	27,109	118,903
Maturities of investments	183,623	261,544
Purchase of investments	(160,260)	(244,028)
Purchase of cost-based investments	—	(1,850)
Net cash used in investing activities	(39,838)	(41,089)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,351	10,239
Excess tax benefit from stock-based awards	830	2,703
Purchase of treasury stock	(23,576)	(32,575)
Net settlement of restricted stock units for tax withholdings	(2,510)	(2,716)
Net cash used in financing activities	(22,905)	(22,349)
Effect of exchange rate changes on cash and cash equivalents	(1,226)	3,176
Net (decrease) increase in cash and cash equivalents	(81,231)	39,365
Cash and cash equivalents, beginning of period	298,731	229,789
Cash and cash equivalents, end of period	$217,500	$269,154

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

Fiscal Year and Quarter

The Company operates on a 52-53 week fiscal year with the fiscal year ending on the last Sunday in June. The three months ended March 2012 and 2011 consisted of 13 weeks ending on March 25, 2012 and March 27, 2011, respectively.

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
        The financial assets and liabilities which are measured and recorded at fair value on a recurring basis are included within the following items on the Company’s condensed consolidated balance sheet as of March 25, 2012 and June 26, 2011 (in thousands):

	March 25, 2012
Assets and Liabilities:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$36,491	$—	$36,491	$—
Short-term investments	126,134	53,617	72,517	—
Long-term investments	21,144	9,996	11,148	—
Other assets	29,066	25,979	291	2,796
Other long-term liabilities	(9,337)	(8,342)	(595)	(400)
Total	$203,498	$81,250	$119,852	$2,396
Fair value as a percentage of total	100.0%	39.9%	58.9%	1.2%
Level 3 as a percentage of total assets				0.1%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)
	June 26, 2011
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

The fair value of investments, derivatives, and other assets and liabilities are disclosed in Note 2, Note 3, and Note 10, respectively.

During the nine months ended March 25, 2012, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis.  During the nine months ended March 27, 2011, the Company measured at fair value the assets and liabilities acquired in the acquisition of CHiL Semiconductor Corporation and the acquisition of tangible personal and intellectual property of a privately held domestic corporation on a nonrecurring basis using significant unobservable inputs or Level 3 inputs.  In addition, the Company purchased the intellectual property, including patent and patent rights, as well as 25.0 million shares of preferred stock, from another privately held domestic company and measured the fair value of these assets on a nonrecurring basis using significant unobservable inputs, or Level 3 inputs.

During the nine months ended March 25, 2012, for each class of assets and liabilities, there were no transfers between those valued using quoted prices in active markets for identical assets (Level 1) and those valued using significant other observable inputs (Level 2).  The Company determines at the end of the reporting period whether a given financial asset or liability is valued using Level 1, Level 2 or Level 3 inputs.

As of March 25, 2012, the Company’s investments fair valued using Level 2 inputs included commercial paper, corporate debt securities, and U.S. government agency obligations.  These assets and liabilities were valued primarily using an independent valuation firm based on the market approach using various inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data.  The Company also fair values its foreign currency forward contracts using Level 2 inputs based on readily observable market parameters for all substantial terms of derivatives.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Level 3 Valuation Techniques

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3), for the three months ended March 25, 2012 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments		Total
Beginning balance at December 25, 2011	$400	$3,028		$266	$3,294
Total gains or (losses) (realized or unrealized):
Included in earnings	―	(232)		(14)	(246)
Included in other comprehensive income	―	―		―	―
Purchases, maturities, and sales:
Purchases/additions	―	―		―	―
Maturities/prepayments	―	―		(31)	(31)
Sales	―	―		(221)	(221)
Transfers into Level 3	―	―		―	―
Transfers out of Level 3	—	―		―	―
Ending balance at March 25, 2012	$400	$2,796	$	―	$2,796

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3), for the three months ended March 27, 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at December 26, 2010	$ ―	$1,845	$14,232	$16,077
Total gains or (losses) (realized or unrealized):
Included in earnings	―	320	2,230	2,550
Included in other comprehensive income	―	―	(1,534)	(1,534)
Purchases, maturities, and sales:
Purchases/additions	400	―	—	—
Maturities/prepayments	―	―	(705)	(705)
Sales	―	―	(4,875)	(4,875)
Transfers into level 3	―	―	―	―
Transfers out of level 3	—	—	—	—
Ending balance at March 27, 2011	$400	$2,165	$9,348	$11,513

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3), for the nine months ended March 25, 2012 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments		Total
Beginning balance at June 26, 2011	$400	$2,773		$781	$3,554
Total gains or (losses) (realized or unrealized):
Included in earnings	―	23		18	41
Included in other comprehensive income	―	―		(190)	(190)
Purchases, maturities, and sales:
Purchases/additions	―	―		―	―
Maturities/prepayments	―	―		(78)	(78)
Sales	―	―		(531)	(531)
Transfers into Level 3	―	―		―	―
Transfers out of Level 3	—	―		―	―
Ending balance at March 25, 2012	$400	$2,796	$	―	$2,796

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3), for the nine months ended March 27, 2011 (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Liabilities	Assets
	Contingent Consideration	Derivatives	Investments	Total
Beginning balance at June 27, 2010	$ ―	$2,121	$23,337	$25,458
Total gains or (losses) (realized or unrealized):
Included in earnings	―	44	6,251	6,295
Included in other comprehensive income	―	—	(2,574)	(2,574)
Purchases, maturities, and sales:
Purchases/additions	400	―	1,500	1,500
Maturities/prepayments	―	―	(3,280)	(3,280)
Sales	―	―	(14,382)	(14,382)
Transfers into level 3	―	―	―	―
Transfers out of level 3	—	—	(1,504)	(1,504)
Ending balance at March 27, 2011	$400	$2,165	$9,348	$11,513

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs.  These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable.  The Company uses Level 3 inputs to value financial assets that include a non-transferable put option on a strategic investment (the “Put Option”) and a liability for an acquisition-related contingent consideration arrangement.  Level 3 inputs are also used to value investment securities that included certain asset-backed securities for which there was decreased observability of market pricing for these investments.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company accounts for the Put Option as a derivative instrument not designated as an accounting hedge, and determined the fair value using the Black-Scholes option pricing model based on the income approach.  The model uses inputs such as exercise price, fair market value of the underlying common stock, expected life (years), expected volatility, risk-free rate equivalent, and dividend yield.  The expected life is the remaining life of the Put Option.  Expected volatility is based on historical volatility of the underlying common stock.  Additionally, the model relies on the assumption the issuer of the put option will uphold its financial obligation should the Company exercise the Company’s right to put the associated number of common shares back to the issuer at a fixed price in local currency.  As of March 25, 2012, the Company determined that significant changes in the above assumptions would not materially affect the fair value of the Put Option.

The acquisition-related contingent consideration arrangement requires the Company to pay additional consideration to the shareholders of the seller of that business based on a percentage of cumulative pro forma earnings, net of cumulative losses.  The fair value of the contingent consideration was estimated using a probability weighted discounted cash flow model.  The key assumptions in applying the income approach were a discount rate of 46 percent and estimated cash flows from operations.  As of March 25, 2012, there were no significant changes in the semi-annual payments or in the range of outcomes for the contingent consideration recognized as a result of the acquisition-related contingent consideration arrangement.

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

Recent Accounting Standards

In June 2011, the FASB issued ASC update No. 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (“ASC 2011-05”).  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.  A company is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively and will have financial statement presentation changes only, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In December 2011, the FASB issued ASC update No. 2011-12, “Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”.  This update defers the requirement in ASC 2011-05 that companies’ present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  A company will continue to be required to present amounts reclassified out of accumulated other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements.  During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income.  All other requirements in ASC 2011-05 are not affected by this update, including the requirement to report items of net income, other comprehensive income and total comprehensive income in a single continuous or two consecutive statements.  The amendments in this update will have financial statement presentation changes only and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Available-for-sale securities as of March 25, 2012 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain/(Loss)	Market Value
Short-Term Investments:
Corporate debt	$26,261	$24	$—	$24	$26,285
U.S. government and agency obligations	99,832	33	(16)	17	99,849
Total short-term investments	$126,093	$57	$(16)	$41	$126,134
Long-Term Investments:
U.S. government and agency obligations	$21,158	$5	$(19)	$(14)	$21,144
Total long-term investments	$21,158	$5	$(19)	$(14)	$21,144

Equity securities	$12,113	$4,893	$(254)	$4,639	$16,752

Available-for-sale securities as of June 26, 2011 are summarized as follows (in thousands):

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
Short-Term Investments:
Corporate debt	$55,964	$51	$—	$51	$56,015
U.S. government and agency obligations	129,352	174	—	174	129,526
Total short-term investments	$185,316	$225	$—	$225	$185,541
Long-Term Investments:
U.S. government and agency obligations	$12,501	$43	$—	$43	$12,544
Asset-backed securities	594	187	—	187	781
Total long-term investments	$13,095	$230	$—	$230	$13,325

Equity securities	$12,963	$9,473	$—	$9,473	$22,436

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

The Company holds as strategic investments the common stock and preferred stock of a privately held domestic company. The common stock and preferred stock of the privately held domestic company has been carried at cost of $1.5 million in other assets.  In addition, the Company has a note receivable from another privately held company which it carries at cost of $0.4 million.  These investments are carried at cost as the Company has determined that it is not practicable to estimate the fair value of these investments given that the issuers are start-up companies whose securities are not publicly traded.

During the second quarter of fiscal year 2012, the privately held domestic company in which the Company has an equity investment experienced a negative change in financial condition.  The Company then evaluated that the investment was permanently impaired and recorded an impairment charge of $1.5 million during the second quarter of fiscal year 2012.  As of March 25, 2012, there have been no developments which would indicate the note receivable from the other privately held company has been impaired.

The company also holds as strategic investments the common stock of three publicly traded foreign companies.  The common stock of the three companies are shown as “Equity securities” in the table above and are included in other assets on the consolidated balance sheets.  The common shares of the publicly traded companies are traded on either the Tokyo Stock Exchange or the Taiwan Stock Exchange.  The Company holds an option on one of the strategic investments to put the associated number of common shares back to the issuer at a fixed price in local currency (which is described as the Put Option in Note 1).  The Put Option became effective September 1, 2009 and is reported at fair value.  As of March 25, 2012, the fair value of the Put Option was $2.8 million, with changes in fair value recorded in other (income)/expense, net (See Note 3, “Derivative Financial Instruments”).  The Company received dividend income from these equity investments of $0.1 million during the nine months ended March 25, 2012, and $0.1 million for the three and nine months ended March 27, 2011, respectively.  The Company did not receive any dividend income from these equity investments during the three months ended March 25, 2012.

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

The following table provides the Company’s other-than-temporary impairments for equity securities for the three and nine months ended March 25, 2012 and March 27, 2011 (in thousands):

	Three Months Ended				Nine Months Ended
	March 25, 2012		March 27, 2011		March 25, 2012	March 27, 2011
Privately held domestic company-common and preferred stock	$	―	$	―	$1,504	$	―
Publicly traded foreign company(s)-common stock		―		413	850		951
Asset-backed security		―		―	29		―
Total other-than-temporary impairments	$	―		$413	$2,383		$951

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale investments, aggregated by type of investment and length of time that individual securities have been held. The gross unrealized loss position is measured and determined at each fiscal quarter end (in thousands):

	Securities held in a loss position for less than 12 months at March 25, 2012		Securities held in a loss position for 12 months or more at March 25, 2012		Total in a loss position at March 25, 2012
	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses	Market Value	Gross Unrealized Losses
U.S. government and agency obligations	$69,421	$(35)	$—	$—	$69,421	$(35)
Equity securities	3,807	(254)	—	—	3,807	(254)
Total	$73,228	$(289)	$—	$—	$73,228	$(289)

As of March 25, 2012, the Company evaluated whether the gross unrealized losses of $0.3 million were other-than-temporarily impaired.  The Company determined there was no indication of other-than-temporary impairment with regards to gross unrealized losses, which were primarily attributed to one of the Company’s equity investments.  The determination was based on the fact the Company has evaluated the near-term prospects of the equity investment in relation to the severity and duration of the impairment, and based on that evaluation, it has the ability and intent to hold these investments until a recovery of fair value.

As of June 26, 2011, the Company had no available-for-sale investments that were in a gross unrealized loss position.

The amortized cost and estimated fair value of investments at March 25, 2012, by contractual maturity, are as follows (in thousands):

Contractual Maturity	Amortized Cost	Estimated Market Value
Due in 1 year or less	$126,093	$126,134
Due in 1-2 years	21,158	21,144
Due in 2-5 years	—	—
Due after 5 years	—	—
Total investments	$147,251	$147,278

In accordance with the Company’s investment policy which limits the length of time that cash may be invested, the expected disposal dates may be prior to the contractual maturity dates indicated in the table above.

During the three and nine months ended March 25, 2012, available-for-sale securities were sold for total proceeds of $12.2 million and $27.1 million, respectively, and for the three and nine months ended March 27, 2011 were sold for total proceeds of $98.8 million and $118.9 million, respectively.  Gross realized gains for the three and nine months ended March  25, 2012 were $0.0 million and $0.1 million, respectively, and for the three and nine months ended March 27, 2011 were $2.3 million and $6.3 million, respectively.  Gross realized losses for the three and nine months ended March 25, 2012 were $0.1 million.  There were no gross realized losses for the comparable prior year fiscal periods.  The cost of marketable securities sold was determined using the first-in, first-out method.

As a result of sales of available-for-sale securities and recognition of other-than-temporary impairments on available-for-sale securities, the Company reclassified $(0.0) million and $(0.2) million for the three and nine months ended March 25, 2012, respectively, and $1.5 million and $3.5 million for the three and nine months ended March 27, 2011, respectively, from accumulated other comprehensive income to earnings either as a component of interest income, net, or other expense, net, depending on the nature of the gain (loss).

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (Continued)

Fair Value of Investments

The following tables present the balances of investments measured at fair value on a recurring basis as of March 25, 2012 and June 26, 2011 (in thousands):

	March 25, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt	$26,285	$—	$26,285	$—
U.S. government and agency obligations	120,993	63,615	57,378	—
Equity securities-strategic investments	16,752	16,752	—	—
Total securities at fair value	$164,030	$80,367	$83,663	$—

	June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate debt	$56,015	$—	$56,015	$—
U.S. government and agency obligations	142,070	79,822	62,248	—
Asset-backed securities	781	—	—	781
Equity securities-strategic investments	22,436	22,436	—	—
Total securities at fair value	$221,302	$102,258	$118,263	$781

3. Derivative Financial Instruments

The Company is exposed to financial market risks, including fluctuations in interest rates, foreign currency exchange rates and market value risk related to its investments. The Company uses derivative financial instruments primarily to mitigate foreign exchange rate risks, but also as part of its strategic investment program. In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable.  Such risks principally include country risk, credit risk, and legal risk, and are not discussed or quantified in the following analyses.  In prior periods, the Company has designated certain derivatives as fair value hedges or cash flow hedges qualifying for hedge accounting treatment.  However, as of March 25, 2012, the Company’s only derivatives were currency forward contracts which were not designated as accounting hedges, the Put Option (See Note 2, “Investments”), and a call option on the equity of a private domestic company. The private domestic company is a development stage entity, and as such, the Company is unable to determine the fair value of the call option at this time.

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

The Company had no outstanding interest rate derivatives as of March 25, 2012.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

Foreign Currency Exchange Rates

The Company generally hedges the risks of foreign currency-denominated assets and liabilities with offsetting foreign currency denominated exchange transactions, and currency forward contracts.  Transaction gains and losses on these foreign currency-denominated assets and liabilities are generally offset by corresponding gains and losses on the related hedging instruments, usually resulting in reduced net exposure.

A significant amount of the Company’s revenues, expense, and capital purchasing transactions are conducted on a global basis in several foreign currencies.  At various times, the Company has currency exposure related to the British Pound Sterling, the Euro, and the Japanese Yen.  For example, in the United Kingdom the Company has a sales office and a semiconductor wafer fabrication facility with revenues in U.S. Dollars and Euros, and expenses in British Pounds Sterling and U.S. Dollars.  The Company does not hedge its revenues and expenses against changes in foreign currency exchange rates as it does not perceive the net risk of changes to translated revenues and expenses from changes in exchange rates as significant enough at this time to justify hedging.  To protect against exposure to currency exchange rate fluctuations on non-functional currency payables and receivables, the Company has established a balance sheet transaction risk hedging program.  This risk hedging program generally uses spot and currency forward contracts.  These contracts are not designated as hedging instruments for accounting purposes.  Through this hedging program, the Company seeks to reduce, but does not always entirely eliminate, the impact of currency exchange rate movements.

The Company had approximately $90.3 million in notional amounts of currency forward contracts not designated as accounting hedges at March 25, 2012.  The net realized and unrealized foreign currency gains (losses) related to forward contracts not designated as accounting hedges recognized in earnings as a component of other expense were $(0.9) million and $(5.7) million, and $0.0 million and $(0.7) million for the three and nine months ended March 25, 2012 and March 27, 2011, respectively.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk, and legal risk and are not discussed or quantified in the preceding analysis.

At March 25, 2012 and June 26, 2011, the fair value carrying amount of the Company’s derivative instruments were as follows (in thousands):

	March 25, 2012
	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,796
Currency forward contracts	Other assets	291	Other long-term liabilities	$595
Total		$3,087		$595

	June 26, 2011
	Derivative Assets		Derivative Liabilities
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Put Option	Other assets	$2,773
Currency forward contracts	Other assets	—	Other accrued expenses	$309
Total		$2,773		$309

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Derivative Financial Instruments (Continued)

The gain or (loss) recognized in earnings for derivatives not designated as hedging instruments during the three and nine months ended March 25, 2012 and March 27, 2011 were comprised of the following (in thousands):

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Put Option	Other (income) expense	$(232)	$320	$23	$44
Currency forward contracts	Other (income) expense	(856)	(5,699)	33	(4,538)
Foreign currency swap contract	Other (income) expense	―	(86)	―	(123)
Total		$(1,088)	$(5,465)	$56	$(4,617)

Fair Value

The following tables present derivative instruments measured at fair value on a recurring basis as of March 25, 2012 and June 26, 2011 (in thousands):

	March 25, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$2,796	$—	$—	$2,796
Foreign currency derivatives:
Assets	291	—	291	—
Liabilities	(595)	—	(595)	—
Total derivative instruments at fair value	$2,492	$—	$(304)	$2,796

	June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Put option	$2,773	$—	$—	$2,773
Foreign currency derivatives:
Liabilities	(309)	—	(309)	—
Total derivative instruments at fair value	$2,464	$—	$(309)	$2,773

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Supplemental Cash Flow Disclosures

Components in the changes of operating assets and liabilities for the nine months ended March 25, 2012 and March 27, 2011 were comprised of the following (in thousands):

	Nine Months Ended
	March 25, 2012	March 27, 2011
Trade accounts receivable	$23,182	$(28,531)
Inventories	(69,489)	(74,497)
Prepaid expenses and other receivables	(6,130)	(2,423)
Accounts payable	(45,052)	3,575
Accrued salaries, wages and benefits	(16,343)	8,178
Deferred compensation	1,156	997
Accrued income taxes payable	(2,491)	(7,168)
Other accrued expenses	(4,156)	7,653
Changes in operating assets and liabilities	$(119,323)	$(92,216)

           As of March 25, 2012 and March 27, 2011, supplemental disclosures of cash flow information were (in thousands):

	March 25, 2012	March 27, 2011
Non-cash investing activities:
Liabilities accrued for property, plant and equipment purchases	$18,867	$10,920

5. Inventories

Inventories at March 25, 2012 and June 26, 2011 were comprised of the following (in thousands):

	March 25, 2012	June 26, 2011
Raw materials	$66,824	$63,298
Work-in-process	125,294	110,956
Finished goods	115,151	75,920
Total inventories	$307,269	$250,174

6. Disposition of Property

On January 4, 2012, the Company completed the sale of the site of a previous manufacturing research and development facility located in Oxted, England.  The Company received cash of approximately $5.6 million as purchase price in respect of such transaction.  Since the site had a carrying value of $0.1 million previously recorded in property, plant, and equipment, net, almost the entire proceeds, net of $0.1 million of transaction costs, were recorded as a gain of $5.4 million on disposition of property in the condensed consolidated statement of operations for the three and nine months ended March 25, 2012.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Acquisition-Related Intangible Assets

At March 25, 2012 and June 26, 2011, acquisition-related intangible assets included the following (in thousands):

	Amortization	March 25, 2012
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(33,367)	$18,678
Customer lists	5 - 12	10,430	(6,251)	4,179
Intellectual property and other	2 - 15	16,763	(9,326)	7,437
Total acquisition-related intangible assets		$79,238	$(48,944)	$30,294

	Amortization	June 26, 2011
	Periods (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Completed technology	4 - 12	$52,045	$(28,560)	$23,485
Customer lists	5 - 12	10,430	(5,455)	4,975
Intellectual property and other	2 - 15	16,763	(8,278)	8,485
Total acquisition-related intangible assets		$79,238	$(42,293)	$36,945

As of March 25, 2012, the following table represents the total estimated amortization of intangible assets for the remainder of fiscal year 2012 and the five succeeding fiscal years (in thousands):

Fiscal Year	Estimated Amortization Expense
2012	$1,718
2013	6,653
2014	6,420
2015	6,220
2016	4,681
2017 and thereafter	4,602
Total	$30,294

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Acquisition-Related Intangible Assets (Continued)

The carrying amount of goodwill by segment as of March 25, 2012 and June 26, 2011 was as follows (in thousands):

Business Segments:	March 25, 2012	June 26, 2011
Power Management Devices	$—	$—
Energy Saving Products	33,190	33,190
HiRel	18,959	18,959
Enterprise Power	69,421	69,421
Automotive Products	—	—
Intellectual Property	—	—
Total goodwill	$121,570	$121,570

8. Bank Letters of Credit

At March 25, 2012, the Company had $0.9 million of outstanding letters of credit.  These letters of credit are secured by cash collateral provided by the Company equal to their face amount.

9. Other Accrued Expenses

Other accrued expenses as of March 25, 2012 and June 26, 2011 were comprised of the following (in thousands):

	March 25, 2012	June 26, 2011
Sales returns	$34,467	$34,112
Accrued accounting and legal costs	12,323	9,943
Deferred revenue	13,827	16,329
Accrued warranty	1,966	3,457
Accrued utilities	2,377	1,840
Accrued repurchase obligation	3,065	3,099
Accrued sales and other taxes	5,441	2,829
Accrued enterprise resource planning system costs	2,215	8,110
Accrued subcontractor costs	2,944	3,037
Accrued rent	3,837	818
Other	7,542	9,881
Total other accrued expenses	$90,004	$93,455

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

The following table details the changes in the Company’s warranty reserve for the nine months ended March 25, 2012, which is included in other accrued expenses (in thousands):

Accrued warranty, June 26, 2011	$3,457
Accruals for warranties issued during the period	2,871
Changes in estimates related to pre-existing warranties	(1,347)
Warranty claim settlements	(3,015)
Accrued warranty, March 25, 2012	$1,966

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Other Long-Term Liabilities

Other long-term liabilities as of March 25, 2012 and June 26, 2011 were comprised of the following (in thousands):

	March 25, 2012	June 26, 2011
Income taxes payable	$17,992	$17,092
Divested entities’ tax obligations	3,249	3,985
Deferred compensation	10,158	9,324
Other	5,321	5,098
Total other long-term liabilities	$36,720	$35,499

Fair Value of Long-term Liabilities

The following tables present the long-term liabilities and the related assets measured at fair value on a recurring basis as of March 25, 2012 and June 26, 2011 (in thousands):

	March 25, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan liability	$8,342	$8,342	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	9,226	9,226	—	—

	June 26, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Employee deferred compensation plan liability	$7,638	$7,638	$—	$—
Assets of employee deferred compensation plan (reported in other assets)	7,795	7,795	—	—

11. Stock-Based Compensation

The Company issues new shares to fulfill the obligations under all of its stock-based compensation awards.  Such shares are subject to registration under applicable securities laws, including pursuant to the rules and regulations promulgated by the SEC, unless an applicable exemption applies.

Through November 10, 2011, the Company granted stock options and other equity-based incentives (collectively, “Equity Awards”) under its Amended and Restated 2000 Incentive Plan (the “2000 Plan”).  From and after November 11, 2011, the Company granted Equity Awards under the International Rectifier Corporation 2011 Performance Incentive Plan (the “2011 Plan”), which was adopted by the Board of Directors (the “Board”) on August 15, 2011 and approved by the shareholders of the Company on November 11, 2011.  Following shareholder approval of the 2011 Plan, no further Equity Awards will be made under the 2000 Plan; however the 2000 Plan remains in effect with respect to pre-existing Equity Awards. Directors, officers and employees of the Company, and certain consultants to the Company, are eligible to receive Equity Awards under the 2011 Plan.

As of March 25, 2012, approximately 10,443,320 shares were available for Equity Award grant purposes under the 2011 Plan.  Shares issued in respect of any “full-value award” granted under the 2011 Plan will be counted against the share limit under the 2011 Plan as 1.50 shares for every one share actually issued in connection with the award.  For this purpose, a “full-value award” means any award granted under the 2011 Plan other than a stock option or stock appreciation right.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

During the nine months ended March 25, 2012, the Company granted an aggregate of 19,000 stock options to Company employees under its 2000 Plan and 5,000 stock options to Company employees under the 2011 Plan.  Subject to the terms and conditions of the 2000 and 2011 Plans and applicable award documentation, such awards generally vest and become exercisable in equal installments over each of the first three anniversaries of the date of grant, with a maximum award term of five years.

The following table summarizes the stock option activities for the nine months ended March 25, 2012 (in thousands, except per share price data):

	Stock Option Shares	Weighted Average Option Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 26, 2011	2,992	$21.30	—	$22,154
Granted	24	$21.57	$7.30	—
Exercised	(154)	$15.27	—	$1,029
Expired or forfeited	(543)	$34.40	—	—
Outstanding, March 25, 2012	2,319	$18.64	—	$11,874

For the nine months ended March 25, 2012 and March 27, 2011, the Company received $2.4 million and $10.2 million, respectively, for stock options exercised.  There were no tax benefits realized from the issuance of stock-based awards for the nine months ended March 25, 2012.  The tax benefit realized for the tax deductions from stock-based awards exercised was $1.0 million for the nine months ended March 27, 2011.

During the nine months ended March 25, 2012, the Company granted 21,150 restricted stock units (“RSUs”) to employees, and 46,200 RSUs to members of the Board, in each case under the 2000 Plan, and 28,900 RSUs to employees under the 2011 Plan. The RSUs provided for vesting over a period of service, subject to the terms and conditions of their respective plans and applicable award documentation.  For the RSU awards made to employees, the vesting of awards generally takes place in equal installments over each of the first three anniversaries of the date of grant.  The RSU awards made to members of the Board were made as part of the Board’s annual director compensation program, under which the vesting of RSU awards takes place generally on the first anniversary of the date of grant.

During fiscal year 2011, the Company made RSU awards with performance vesting (non-market-based) criteria to executives and certain key employees pursuant to the 2000 Plan. Any vesting of such awards takes place upon the achievement of certain performance goals, and otherwise subject to the terms and conditions of the 2000 Plan and applicable award documentation.  The performance goals for the awards vary depending on the executive officer or key employee, and must be achieved generally on or before the end of the Company’s fiscal year 2012 for the awards to vest, although some of the awards provide for achievement of performance goals on or before earlier dates. For the nine months ended March 25, 2012, the Company recorded a net credit of $1.3 million to stock compensation expense relating to these awards, based on the determination that the achievement of certain of the performance goals that the Company in the prior year had determined were probable within the time established for the awards, were no longer considered probable as of the first, second, and third quarters of fiscal year 2012.

The following table summarizes the RSU activity for the nine months ended March 25, 2012 (in thousands, except per share price data):

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Outstanding, June 26, 2011	2,051	$21.22	$53,501
Granted	96	$22.41	—
Vested	(305)	$18.81	$7,715
Forfeited	(76)	$25.77	—
Outstanding, March 25, 2012	1,766	$24.20	$38,935

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stock-Based Compensation (Continued)

The Company's stock based compensation plans and award documentation permits the reduction of a grantee's RSUs for purposes of settling a grantee's income tax obligation. During the nine months ended March 25, 2012, the Company withheld RSUs representing 98,399 underlying shares to fund grantees’ income tax obligations.

Additional information relating to the Company’s stock based compensation plans, including employee stock options and RSUs (including RSUs with performance-based and market-based vesting criteria) at March 25, 2012 and June 26, 2011 is as follows (in thousands):

	March 25, 2012	June 26, 2011
Outstanding options exercisable	1,713	1,905
Options and RSUs available for grant	10,768	510
Total reserved common stock shares for stock option plans	14,853	5,553

For the three months and nine months ended March 25, 2012 and March 27, 2011, stock-based compensation expense associated with the Company’s stock options and RSUs (including RSUs with performance-based vesting criteria) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Selling, general and administrative expense	$2,166	$1,812	$7,097	$6,810
Research and development expense	1,155	864	3,054	2,393
Cost of sales	819	677	1,958	2,175
Total stock-based compensation expense	$4,140	$3,353	$12,109	$11,378

           The total unrecognized compensation expense for outstanding Equity Awards was $25.0 million as of March 25, 2012.  The unrecognized compensation expense for the outstanding Equity Awards will generally be recognized over three years, except for the performance-based RSUs, and one stock option award and one RSU award made to the Chief Executive Officer (the “CEO”) during fiscal year 2008.  The compensation expense for the CEO’s awards made during fiscal year 2008 is being recognized over 5 years.  The unrecognized compensation expense for outstanding performance based RSUs will be recognized when it is determined that it is probable the goals will be achieved or upon achievement of the goals, whichever event occurs first.  The weighted average number of years to recognize the total compensation expense (including that of the CEO) for stock options and RSUs are 0.6 years and 1.8 years, respectively.

The fair value of the Company stock options issued during the nine months ended March 25, 2012 and March 27, 2011, was determined at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 25, 2012	March 27, 2011
Expected life	3.5 years	3.5 years
Risk free interest rate	0.37%	0.8%
Volatility	46.3%	38.6%
Dividend yield	0.0%	0.0%

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

            Asset impairment, restructuring and other charges represent costs related primarily to the following:
  El Segundo Fabrication Facility Closure Initiative
  Research and Development Facility Closure Initiative
The following table summarizes restructuring charges incurred during the three and nine months ended March 25, 2012 and March 27, 2011 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$—	$(3,489)	$—	$(3,426)
Other charges	—		—	67
Total asset impairment, restructuring and other charges	$—	$(3,489)	$—	$(3,359)

In addition to the amounts in the table above, $0.1 million of workforce reduction expenses related to retention bonuses were recorded in cost of sales during the three and nine months ended March 27, 2011, respectively, related to the restructuring initiatives.  The Company also incurred approximately $0.2 million of costs to relocate and install equipment for the nine months ended March 27, 2011.  These costs were not considered restructuring costs and were recorded in cost of sales.

The following table summarizes changes in the Company's restructuring related accruals for the nine months ended March 25, 2012, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 26, 2011	$461
Accrued during the period and charged to asset impairment, restructuring and other charges	—
Accrued during the period and charged to operating expenses	—
Costs paid during the period	(461)
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, March 25, 2012	$—

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and nine months ended March 27, 2011 (in thousands):

	El Segundo Fabrication Facility Closure	Total
For the three months ended March 27, 2011, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(3,489)	$(3,489)
Other charges	—	—
For the three months ended March 27, 2011, total asset impairment, restructuring and other charges	$(3,489)	$(3,489)

	El Segundo Fabrication Facility Closure	Research and Development Facility Closure	Total
For the nine months ended March 27, 2011, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(3,426)	$—	$(3,426)
Other charges	—	67	67
For the nine months ended March 27, 2011, total asset impairment, restructuring and other charges	$(3,426)	$67	$(3,359)

El Segundo Fabrication Facility Closure Initiative

The Company adopted a plan for the closure of its El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million, of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million.  Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs were charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs, and $3.9 million of other charges for this initiative.  Due to continued higher demand than at the time the plan was adopted, in mid-fiscal year 2011 the Company suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, the Company recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011.  The Company paid the remaining $0.5 million of accrued retention bonuses under this initiative during the nine months ended March 25, 2012.

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Asset Impairment, Restructuring and Other Charges (Continued)

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, the Company adopted a plan for the closure of its Oxted, England research and development facility and its El Segundo, California research and development fabrication facility.  The costs associated with closing and exiting these facilities and severance costs were approximately $7.5 million. Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  The Company has completed the closure of the Oxted, England facility.

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

13. Segment Information

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

For the three and nine months ended March 25, 2012 and March 27, 2011, revenues and gross margin by reportable segments were as follows (in thousands, except percentages):

	Three Months Ended
	March 25, 2012			March 27, 2011
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$80,653	32.5%	19.0%	$104,133	35.1%	29.7%
Energy-Saving Products	57,362	23.1	29.7	74,337	25.1	44.6
Automotive Products	28,799	11.6	18.2	30,859	10.4	28.7
Enterprise Power	32,194	13.0	31.0	33,098	11.2	41.7
HiRel	48,652	19.6	53.3	52,497	17.7	54.6
Customer segments total	247,660	99.8	29.7	294,924	99.4	39.1
Intellectual Property	434	0.2	100.0	1,793	0.6	100.0
Consolidated total	$248,094	100.0%	29.8%	$296,717	100.0%	39.5%

	Nine Months Ended
	March 25, 2012			March 27, 2011
Business Segment	Revenues	Percentage of Total	Gross Margin	Revenues	Percentage of Total	Gross Margin
Power Management Devices	$264,350	33.9%	26.2%	$332,209	38.7%	32.1%
Energy-Saving Products	192,357	24.6	36.5	197,408	23.0	44.8
Automotive Products	82,345	10.5	22.7	80,293	9.3	30.9
Enterprise Power	98,690	12.6	36.0	99,927	11.6	46.4
HiRel	141,905	18.2	53.0	143,759	16.7	52.1
Customer segments total	779,647	99.8	34.5	853,596	99.3	40.0
Intellectual Property	1,266	0.2	100.0	5,732	0.7	100.0
Consolidated total	$780,913	100.0%	34.6%	$859,328	100.0%	40.4%

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Income Taxes

The Company evaluates its net deferred income tax assets quarterly to determine if valuation allowances are required. Based on the consideration of all available evidence using a “more-likely-than-not” standard, the Company determined that the valuation allowance established against its federal and California deferred tax assets in the United States (“U.S.”) should remain in place through fiscal year 2013.  These valuation allowances relate to beginning of the year balances of reserves that were established during fiscal year 2009.  The Company also determined that the valuation allowance established against its deferred tax assets in the United Kingdom (“U.K.”) during fiscal year 2009, and which was partially released during fiscal year 2011, should be fully released by the end of fiscal year 2012 based on anticipated sustained cumulative pretax income expected to occur.

During fiscal year 2011, the Company was granted certain incentives by the Singapore Economic Development Board. As a result, the Company operates under a tax holiday in Singapore, effective from December 27, 2010 through December 26, 2020.  The tax holiday is conditioned upon the Company meeting certain employment and investment thresholds.

The Company's effective tax rate was a benefit of 64.5 percent and a benefit of  8.5 percent for the three months ended March 25, 2012 and March 27, 2011, respectively, and was an expense of 17.8 percent and a benefit of 2.1 percent for the nine months ended March 25, 2012 and March 27, 2011, respectively. For the three and nine months ended March 25, 2012, the Company's effective tax rate was reduced due to the release of $10.9 million of valuation allowances, and by an overall lower tax rate in certain foreign jurisdictions.  These items were partially offset by no tax benefit from the ordinary loss in the U.S. due to its full valuation allowance position, the amortization of deferred charges and unfavorable book to tax differences in certain foreign jurisdictions.  The composition of the valuation allowance release was (i) $ 7.8 million related to deferred tax assets in the U.K., and (ii) $3.1 million related to deferred tax assets in the U.S.

For the three months and nine months ended March 27, 2011, the Company's effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of the utilization of deferred tax assets due to pretax and taxable income in the U.S and the U.K., lower tax rates in certain foreign jurisdictions, and the release of contingent liabilities related to foreign uncertain tax positions due to approval of tax accounts by certain local tax authorities and the lapse of certain statutes of limitations.  The valuation allowance release was due to (i) current year profitability utilizing $34.3 million of deferred tax assets in the U.S., and (ii) a change in the structure of the Company’s U.K. subsidiary so that it was operating with guaranteed profit.  Accordingly with a guaranteed profit, the U.K. subsidiary’s forecasted income became a more reliable source of taxable income and allowed a valuation allowance release of $18.3 million.

During this fiscal quarter, the Company recorded a deferred charge of $16.5 million and valuation allowance of $13.4 million related to certain intercompany transactions which reduced its deferred tax assets and associated valuation allowance in the U.S. by $3.1 million, due to the impact on the expected federal taxable income for fiscal year 2012.  During the current fiscal quarter, the Company also revised its estimate of the necessary U.K. valuation allowance which is associated with a deferred charge in connection with certain intercompany transactions and recorded a $6.2 million net credit to the tax provision.

The Company operates in multiple foreign jurisdictions with lower statutory tax rates, and its operation in Singapore has the most significant impact on the effective tax rate for the fiscal year 2012.

During the third quarter of fiscal year 2012, the reserve for uncertain tax positions decreased by $0.3 million to $48 million.  This decrease resulted primarily from changes in foreign exchange rates related to prior year uncertain tax positions in certain foreign jurisdictions that were partially offset from reserves for certain federal and state credits during the three months ended March 25, 2012.  If recognized, the benefits associated with uncertain tax positions would result in a benefit to income taxes on the consolidated statement of operations of $12.5 million which would reduce the Company's future effective tax rate. The reserve is expected to increase by $0.3 million during the next 12 months.

As of March 25, 2012, the Company had accrued $3 million of interest and penalties related to uncertain tax positions. For the three months ended March 25, 2012, penalties and interest included in the reserves increased by $0.1 million.

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

15. Net Income (Loss) per Common Share

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net income to both common shares and participating securities.  Net losses, per the terms of the underlying participating securities, are not allocated.  The Company’s participating securities include the unvested, outstanding RSUs to the extent the RSUs provide for the right to receive dividend equivalents.

The following table provides a reconciliation of the numerator and denominator of the basic and diluted per-share computations for the three and nine months ended March 25, 2012 and March 27, 2011 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Net income (loss)	$(2,490)	$49,485	$13,136	$126,912
Less: Income allocated to participating securities	—	733	148	1,994
Income (loss) available to common stockholders	$(2,490)	$48,752	$12,988	$124,918
Earnings per common share - basic
Weighted average shares outstanding	69,104	69,854	69,306	69,869
Basic income (loss) per share	$(0.04)	$0.70	$0.19	$1.79
Earnings per common share - diluted
Basic weighted average shares outstanding	69,104	69,854	69,306	69,869
Effect of dilutive securities – stock options and RSUs	—	747	505	630
Diluted weighted-average shares	69,104	70,601	69,811	70,499
Diluted income (loss) per share	$(0.04)	$0.69	$0.19	$1.77

For the three and nine months ended March 25, 2012, 854,137 and 255,174 shares of common stock equivalents were antidilutive, respectively, and were not included in the computation of diluted earnings per share for these periods.  Additionally, for the three and nine months ended March 27, 2011, 1,104,918 and 1,108,418 shares of common stock equivalents were antidilutive and were not included in the computation of diluted earnings per share for the prior periods.  In addition, for the three and nine months ended March 25, 2012, 366,100 of contingently issuable restricted stock units for which all necessary conditions had not been met were not included in the computation of diluted earnings per share.

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

In February 2012, the Company notified the California Department of Toxic Substances Control (“DTSC”) and local districts that the Company’s Temecula California manufacturing facility previously shipped wastes for disposal offsite as non-hazardous wastes which may have contained fluoride levels that are considered to constitute hazardous waste under California regulations.  The Company has taken steps to ensure compliance with the applicable waste disposal regulations in this regard.  The Company has received a notice of minor administrative violation from one of the local districts requiring updated permit documentation without the assessment of any penalty.  The Company has not as yet been contacted by all applicable regulatory authorities, including the DTSC,  in respect of this matter and it is too early to assess what, if any, penalties or other actions may be taken in the future in respect of the matter.

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

17. Litigation

EPC/Lidow Litigation.

In September 2008, the Company filed suit in the U.S. District Court for the Central District of California against Efficient Power Conversion Corp. ("EPC"), certain of EPC's employees and other defendants (including Alex Lidow, a former chief executive officer and director of the Company, and now a principal of EPC) alleging improper and  unauthorized use and/or misappropriation of certain Company confidential information, trade secrets and technology related to the Company's Gallium Nitride development program.  In March 2009, the Company refiled the suit in the Los Angeles Superior Court, Case No. BC409749, and in March 2009, Alex Lidow and EPC filed suit in the Los Angeles Superior Court, Case No. BC409750, against the Company alleging claims arising out of Lidow's employment with and separation from the Company, for violations of the California Labor Code and California Business and Professions Code, and alleging the Company unfairly competed and interfered with EPC.  In September 2009, EPC dismissed its claims from the complaint in Case No. BC409750, and refiled its claims as a cross-complaint in case No. BC409749.  In January 2012, The Court granted summary adjudication in favor of the Company on the wrongful termination cause of action filed by Lidow.  In February 2012, Lidow filed a petition for writ of mandate seeking the reversal of the grant of summary adjudication. On March 22, 2012, the California Court of Appeal issued an alternative writ or order to show cause. On April 19, 2012, the Company filed its return in response to the writ. Oral argument on the petition is set for May 17, 2012 in the Court of Appeal.

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

INTERNATIONAL RECTIFIER CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Commitments and Contingencies

In connection with the divestiture of the Company’s Power Control Systems business in fiscal year 2007, the Company recorded a provision of $18.6 million for certain tax obligations with respect to divested entities. The balance of the divested entities tax obligations have decreased over time due to settlement of tax audits, lapsing of applicable statutes of limitations, and the decrease in foreign currency translation on the underlying obligation.  As of March 25, 2012, the balance of the divested entities tax obligations was $3.2 million.

19. Stock Repurchase Program

On October 27, 2008, the Company announced that its Board of Directors authorized a stock repurchase program of up to $100.0 million. On July 20, 2010, the Company announced that its Board of Directors had authorized an additional $50.0 million for the stock repurchase program, increasing the total authorized for the plan to $150.0 million.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions. The timing and actual number of shares repurchased depend on market conditions and other factors. The stock repurchase program may be suspended at any time without prior notice. The Company has used and plans to continue to use existing cash to fund the repurchases. All of the shares repurchased by the Company through the program were purchased in open market transactions.  The Company did not repurchase any shares during the three months ended March 25, 2012.

For the nine months ended March 25, 2012, the Company repurchased approximately 1.1 million shares for approximately $23.6 million, and to date the Company has purchased approximately 5.7 million shares for approximately $104.8 million under the program.  As of March 25, 2012, the Company had not cancelled the repurchased shares of common stock, and as such, they are reflected as treasury stock in the March 25, 2012 and June 26, 2011 consolidated condensed balance sheets.

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

Introduction

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.  This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the three and nine months ended March 25, 2012.  The discussion includes:
  Overview
  Results of Operations
  Liquidity and Capital Resources
  Critical Accounting Policies
Overview

Our revenues were $248.1 million and $296.7 million for the three months ended March 25, 2012 and March 27, 2011, respectively, and $780.9 million and $859.3 million for the nine months ended March 25, 2012 and March 27, 2011, respectively.  We experienced strong demand for our products during fiscal year 2011; however during the nine months ended March 25, 2012 we experienced a sharp decline in demand.  Our revenues decreased 16.4 percent and 9.1 percent for the three and nine months ended March 25, 2012 compared to the prior year comparable period.  Our lower revenues during the nine months ended March 25, 2012 were due to lower demand in China, particularly in the appliance end market, lower demand in Europe from our industrial product component customers, and lower demand from our consumer product component customers.  We currently expect revenues to range between $255 million and $270 million for the next fiscal quarter.

Our gross margin percentage declined on a year-over-year basis by 9.7 percentage points to 29.8 percent for the three months ended March 25, 2012 compared to the prior year comparable period, and by 5.8 percentage points to 34.6 percent for the nine months ended March 25, 2012 compared to the prior year comparable period.  The decline in gross margin percentage for both the three and nine month periods were a result of an unfavorable mix due to a decline in industrial component sales which generally have higher gross margins than our consumer and computing component product sales, a decrease in factory utilization, and increased inventory reserves.

  We expect our gross margin in the fourth quarter ending June 24, 2012 to be about 30 percent.  We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.

During the three and nine months ended March 25, 2012, our selling, general and administrative (“SG&A”) expenses increased $2.9 million and $7.5 million compared to the prior year comparable periods, and increased as a percentage of revenues by 4.3 and 2.6 percentage points to 20.0 percent and 19.1 percent of revenues, respectively.  The year-over-year increase in SG&A expenses was primarily due to costs associated with the implementation of our new Enterprise Resource Planning (“ERP”) system, increased professional services costs, and an increase in headcount partially offset by lower incentive bonus.  We went live with the ERP system during the second quarter of fiscal year 2012.  The depreciation associated with our new ERP system is approximately $2 million per quarter beginning with the second quarter of fiscal year 2012, and is charged to SG&A expense.  We expect our quarterly level of SG&A expenses to increase about $2.0 million in the fourth quarter of fiscal year 2012 compared to the third quarter; however, over the following several quarters we expect to gain operational efficiencies from the new ERP system which we anticipate will allow us to operate our business at lower relative SG&A cost levels. We expect our SG&A expenses to be about $50 million per quarter or lower by early fiscal year 2013.  Our ERP implementation process has been and continues to be complex, time-consuming, and costly, and potentially exposes us to certain risks, including operational risks (see Part II, Item 1A, “Risk Factors - While our new ERP software platform has become operational, we continue to be subject to operational and other risks” of our quarterly report on Form 10-Q for our fiscal quarter ended September 25, 2011).

During the three and nine months ended March 25, 2012, research and development (“R&D”) spending increased by $4.1 million and $13.2 million from the prior year comparable periods.  As a percentage of revenues, R&D expense increased from 10.4 percent and 10.1 percent for the three and nine months ended March 27, 2011, respectively, to 14.0 percent and 12.8 percent for the three and nine months ended March 25, 2012, respectively.  The year-over-year increase in R&D expense was primarily due to increased material costs associated with developing new products, and increased headcount, including headcount from the CHiL Semiconductor Corporation ("CHiL") acquisition, partially offset by lower incentive bonus.  We expect to maintain or increase our investment levels in new product development over the next year in order to meet our longer term revenue goals.

Our cash flows from operating activities used $17.3 million of cash during the nine months of fiscal year 2012 compared to $99.6 million of cash flows provided by operating activities for the prior year comparable period.  Our cash, cash equivalents and investments as of March 25, 2012 totaled $364.8 million (excluding restricted cash of $1.4 million), compared to $497.6 million (excluding restricted cash of $2.1 million) as of June 26, 2011. The decrease in our cash and investments was primarily due to capital expenditures of $96.5 million, the repurchase of common stock for $23.6 million, and cash used in operating activities of $17.3 million, which was partially offset by proceeds from the sale of property, plant, and equipment of $5.5 million.

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

Results of Operations

Selected Operating Results

The following table sets forth certain operating results for the three and nine months ended March 25, 2012 and March 27, 2011 as a percentage of revenues (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	March 25, 2012		March 27, 2011		March 25, 2012		March 27, 2011
Revenues	$248.1	100.0%	$296.7	100.0%	$780.9	100.0%	$859.3	100.0%
Cost of sales	174.1	70.2	179.5	60.5	510.7	65.4	512.3	59.6
Gross profit	74.0	29.8	117.2	39.5	270.2	34.6	347.0	40.4
Selling, general and administrative expense	49.6	20.0	46.7	15.7	149.1	19.1	141.6	16.5
Research and development expense	34.8	14.0	30.7	10.4	100.1	12.8	86.8	10.1
Amortization of acquisition-related intangible assets	2.1	0.8	1.7	0.6	6.7	0.9	4.2	0.5
Asset impairment, restructuring and other charges	—	—	(3.5)	(1.2)	—	—	(3.4)	(0.4)
Gain on the disposition of property	(5.4)	(2.2)	—	—	(5.4)	(0.7)	—	—
Operating income (loss)	(7.1)	(2.9)	41.6	14.0	19.8	2.5	117.8	13.7
Other expense, net	—	—	(1.3)	(0.5)	4.1	0.5	1.7	0.2
Interest income, net	—	—	(2.7)	(0.9)	(0.3)	—	(8.3)	(1.0)
Income (loss) before income taxes	(7.0)	(2.9)	45.6	15.4	16.0	2.0	124.4	14.5
Provision for (benefit from) income taxes	(4.5)	(1.8)	(3.9)	(1.3)	2.8	0.4	(2.6)	(0.3)
Net income (loss)	$(2.5)	(1.0)%	$49.5	16.7%	$13.1	1.7%	$126.9	14.8%

Amounts and percentages in the above table may not total due to rounding.

Results of Operations

Revenues and Gross Margin for the Three Months Ended March 25, 2012 Compared to the Three Months Ended March 27, 2011

The following table summarizes revenues and gross margin by reportable segment for the three months ended March 25, 2012 compared to the three months ended March 27, 2011.  The amounts in the following table are in thousands:

	Three Months Ended
	March 25, 2012			March 27, 2011			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$80,653	$15,344	19.0%	$104,133	$30,935	29.7%	(22.5)%	(10.7)ppt
Energy Saving Products (ESP)	57,362	17,051	29.7	74,337	33,120	44.6	(22.8)	(14.9)
Automotive Products (AP)	28,799	5,234	18.2	30,859	8,849	28.7	(6.7)	(10.5)
Enterprise Power (EP)	32,194	9,980	31.0	33,098	13,809	41.7	(2.7)	(10.7)
Commercial segments total	199,008	47,609	23.9	242,427	86,713	35.8	(17.9)	(11.9)
HiRel	48,652	25,919	53.3	52,497	28,677	54.6	(7.3)	(1.3)
Customer segments total	247,660	73,528	29.7	294,924	115,390	39.1	(16.0)	(9.4)
Intellectual Property (IP)	434	434	100.0	1,793	1,793	100.0	(75.7)	(0.0)
Consolidated total	$248,094	$73,962	29.8%	$296,717	$117,183	39.5%	(16.4)%	(9.7)ppt

Revenues

Revenues from all our segments, taken as a whole, decreased by $48.6 million, or 16.4 percent, while revenues from our customer segments (which exclude the IP segment) decreased by $47.3 million, or 16.0 percent, for the three months ended March 25, 2012 as compared to the three months ended March 27, 2011.  Revenues for our commercial segments taken as a whole decreased 17.9 percent from the prior year comparable period which was near the peak of the semiconductor cycle, and as a result, we see lower demand in our industrial related product components, decreased demand for our products used in consumer appliance and air conditioner applications, decreased sales in our products sold in automotive applications, and decreased sales in our products sold in server and storage applications.  Revenues for our HiRel segment decreased 7.3 percent from the prior year comparable period.

All of our commercial segments declined in revenue for the three months ended March 25, 2012, as compared to the three months ended March 27, 2011.  Revenues from our PMD segment decreased 22.5 percent compared to the prior year comparable period due to a decline in demand for industrial and consumer product components.  Revenues for our ESP segment decreased 22.8 percent compared to the prior year comparable period due to lower sales in our industrial and consumer appliance related products.  Revenues for our AP segment decreased 6.7 percent compared to the prior year comparable period as our distributors continue to deplete their inventories.  Since we recognize revenue upon shipment to our distributors, their decisions to reduce their inventory levels from period to period may reduce their demand for our products and unfavorably impact our revenue.  Revenues for our EP segment decreased 2.7 percent compared to the prior year comparable period due to lower demand for server component products and high performance computing products.

For the three months ended March 25, 2012, our HiRel segment revenues decreased 7.3 percent compared to the prior year comparable period.  The decline was due to a reduction in space level demand during the quarter compared to the prior year comparable period.

Our IP segment revenues decreased $1.4 million, or 75.7 percent, to $0.4 million. With the expiration of some of our patents, we expect our IP segment revenues will be approximately $0.4 million in each of the next several quarters absent the consummation of additional license agreements.

Gross Margin

Our gross margin decreased by 9.7 percentage points to 29.8 percent for the three months ended March 25, 2012 compared to the prior year comparable period.  This decrease in our gross margin was the result of a decrease of 11.9 percentage points in gross margin for our commercial segments taken as a whole. The decrease in gross margin for our commercial segments was primarily due to increased manufacturing costs from unfavorable product mix, lower factory utilization, and increased inventory reserves.

Our ESP segment’s gross margin decline was due to lower factory utilization, unfavorable product mix and increased inventory reserves.  Our AP segment’s gross margin decline was due to unfavorable product mix as we sold fewer IC products, which are higher gross margin products than our MOSFET products, increased manufacturing costs from lower factory utilization and increased inventory reserves.  Our PMD segment’s gross margin decline was due to a change in product mix toward more consumer component products which have lower gross margins than our industrial component products, and an increase in costs due to lower factory utilization, all of which were partially offset by lower inventory reserves. Our EP segment’s gross margin decline was due to an unfavorable change in product mix due to an increase in high performance computing components business which have lower gross margin than our server component business, an increase in inventory reserves, and increased manufacturing costs from lower factory utilization.

Our HiRel segment’s gross margin declined by 1.3 percentage points as a percent of revenues for the three months ended March 25, 2012 compared to the prior year comparable period.  The decline was due to higher sales of lower margin heavy duty parts, partially offset by improvements in productivity.

Revenues and Gross Margin for the Nine Months Ended March 25, 2012 Compared to the Nine Months Ended March 27, 2011

The following table summarizes revenues and gross margin by reportable segment for the nine months ended March 25, 2012 compared to the nine months ended March 27, 2011.  The amounts in the following table are in thousands:

	Nine Months Ended
	March 25, 2012			March 27, 2011			Change
	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin	Gross Margin %	Revenues	Gross Margin
Power Management Devices (PMD)	$264,350	$69,302	26.2%	$332,209	$106,778	32.1%	(20.4)%	(5.9)ppt
Energy Saving Products (ESP)	192,357	70,152	36.5	197,408	88,431	44.8	(2.6)	(8.3)
Automotive Products (AP)	82,345	18,727	22.7	80,293	24,781	30.9	2.6	(8.2)
Enterprise Power (EP)	98,690	35,498	36.0	99,927	46,410	46.4	(1.2)	(10.4)
Commercial segments total	637,742	193,679	30.4	709,837	266,400	37.5	(10.2)	(7.1)
HiRel	141,905	75,274	53.0	143,759	74,886	52.1	(1.3)	0.9
Customer segments total	779,647	268,953	34.5	853,596	341,286	40.0	(8.7)	(5.5)
Intellectual Property (IP)	1,266	1,266	100.0	5,732	5,732	100.0	(77.9)	―
Consolidated total	$780,913	$270,219	34.6%	$859,328	$347,018	40.4%	(9.1)%	(5.8)ppt

Revenues

Revenues from all our segments, taken as a whole, decreased by $78.4 million, or 9.1 percent, while revenues from our customer segments (which exclude the IP segment) decreased by $73.9 million, or 8.7 percent, for the nine months ended March 25, 2012, as compared to the nine months ended March 27, 2011.  Revenues for our commercial segments taken as a whole decreased 10.2 percent from the prior year comparable period which was near the peak of the semiconductor cycle, and as a result, we see lower demand among industrial product components, weakness in the consumer end market, and a slight decrease of demand for our products used in consumer appliance and air conditioner applications.  These declines were partially offset by increased sales in our products sold in automotive applications.  Revenues for our HiRel segment decreased 1.3 percent from the prior year comparable period.

Within our commercial segments, AP revenue increased 2.6 percent for the nine months ended March 25, 2012 as compared to the prior year comparable period.  Revenues for our AP segment increased due to an increase in demand as a result of increased production within the automotive industry in both North America and Europe, and an increase of sales for new customer programs.  Revenues for our PMD segment decreased 20.4 percent compared to the prior year comparable period due to a decrease in demand for universal power supply components, consumer products components, and our industrial products components.  Revenues for our ESP segment decreased due to decreased demand in our industrial and consumer appliance related products.  Revenues for our EP segment decreased 1.2 percent compared to the prior year comparable period due to lower demand for server component products, which was partially offset by an increase in new high performance computing.

For the nine months ended March 25, 2012, our HiRel segment revenues declined 1.3 percent compared to the prior year comparable period.  HiRel experienced slight changes in product line mix with most market segments either maintaining or experiencing modest demand growth during the nine months ending March 25, 2012.

For the nine months ended March 25, 2012, our IP segment revenues decreased $4.5 million or 77.9 percent, to $1.3 million. The decline in revenue was due to a significant decline in royalty payments from our largest licensee effective as of late fiscal year 2011.  Additionally, the licensee requested a refund of an overpayment from fiscal year 2011.  With the expiration of some of our patents, we expect our IP segment revenues will be approximately $0.4 million in each of the next several quarters absent the consummation of additional license agreements.

Gross Margin

Our gross margin decreased by 5.8 percentage points to 34.6 percent for the nine months ended March 25, 2012 compared to the prior year comparable period.  This decrease in our gross margin was the result of a decrease of 7.1 percentage points in gross margin for our commercial segments taken as a whole and an increase in our HiRel segment of 0.9 percentage points.  The decrease in gross margin for all of our commercial segments was primarily due to unfavorable change in product mix, increased cost associated with lower factory utilization, and increased inventory reserves.  Our EP segment’s unfavorable product mix was due to an increase in computing components business, which has lower gross margin than our server business.  Our AP segment’s unfavorable product mix was due to a decrease in our IC products demand, which are higher margin products than our MOSFET products.  Our ESP’s unfavorable product mix was due to a decrease in HVIC demand, which are higher margin products that our IGBT products, and lower factory utilization.  Our PMD segment’s unfavorable change in product mix was due to reduced sales of our industrial products, which have higher gross margins than our consumer components business, and price erosion.

Our HiRel segment’s gross margin improved by 0.9 percentage points as a percentage of revenues for the nine months ended March 25, 2012 compared to the prior year comparable period.  The improvement was due to lower manufacturing costs from increased product volumes.

Selling, General and Administrative Expense

(Dollars in thousands)	Selling, General and Administrative Expense
	March 25, 2012	% of Revenue	March 27, 2011	% of Revenue	Change
Three months ended	$49,578	20.0%	$46,680	15.7%	4.3 ppt
Nine months ended	$149,127	19.1%	$141,607	16.5%	2.6 ppt

Selling, general and administrative expense was $49.6 million (20.0 percent of revenues) and $46.7 million (15.7 percent of revenues) for the three months ended March 25, 2012 and March 27, 2011, respectively.  Selling, general and administrative expense was $149.1 million (19.1 percent of revenue) and $141.6 million (16.5 percent of revenue) for the nine months ended March 25, 2012 and March 27, 2011, respectively.  The year-over-year increase in SG&A expenses was primarily due to costs associated with the implementation of our new ERP system, increased professional services costs, and an increase in headcount, partially offset by lower incentive bonus.  The depreciation associated with the new ERP system is approximately $2.0 million per quarter beginning with the second quarter of fiscal year 2012 and is charged to SG&A expense.

Research and Development Expense

(Dollars in thousands)	Research and Development Expense
	March 25, 2012	% of Revenue	March 27, 2011	% of Revenue	Change
Three months ended	$34,798	14.0%	$30,733	10.4%	3.6 ppt
Nine months ended	$100,053	12.8%	$86,837	10.1%	2.7 ppt

           Research and development (“R&D”) expense was $34.8 million (14.0 percent of revenue) and $30.7 million (10.4 percent of revenue) for the three months ended March 25, 2012 and March 27, 2011, respectively, and $100.1 million (12.8 percent of revenue) and $86.8 million (10.1 percent of revenue) for the nine months ended March 25, 2012 and March 27, 2011, respectively.  The increase in R&D expense for the three and nine months ended March 25, 2012, compared to the prior year comparable period, was mainly due to increases in headcount, including headcount from the CHiL acquisition, and material costs associated with developing new products and technologies.  We expect to maintain or increase our investment levels in new product development over the next year in order to meet our longer term revenue goals.

Gain on Disposition of Property

On January 4, 2012, we completed the sale of the site of a previous manufacturing and research and development facility located in Oxted, England.  Since the site had a carrying value $0.1 million on the consolidated financial statements, almost the entire proceeds of $5.6 million, net of transaction costs of $0.1 million, were recorded as a gain of $5.4 million during the three and nine months ended March 25, 2012.

Asset Impairment, Restructuring and Other Charges

Asset impairment, restructuring and other charges reflect the impact of various cost reduction programs initiated during fiscal years 2009 and 2008.  These programs and initiatives include the closing of facilities, the relocation of equipment and employees, the termination of employees, and other related activities.

        The following table summarizes restructuring charges incurred during the three and nine months ended March 25, 2012 and March 27, 2011 related to the restructuring initiatives discussed below. These charges were recorded in asset impairment, restructuring and other charges (in thousands):

	Three Months Ended		Nine Months Ended
	March 25, 2012	March 27, 2011	March 25, 2012	March 27, 2011
Reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$—	$(3,489)	$—	$(3,426)
Other charges	—		—	67
Total asset impairment, restructuring and other charges	$—	$(3,489)	$—	$(3,359)

 In addition to the amounts in the table above, $0.1 million of workforce reduction expense related to retention bonuses were recorded in cost of sales during the three and nine months ended March 27, 2011, respectively, related to the restructuring initiatives.  We also incurred approximately  $0.2 million of costs to relocate and install equipment for the nine months ended March 27, 2011.  These costs were not considered restructuring costs and were recorded in cost of sales.

The following table summarizes changes in our restructuring related accruals for the nine months ended March 25, 2012, which are included in other accrued expenses on the balance sheet (in thousands):

El Segundo Fabrication Facility Closure Initiative
Accrued severance and workforce reduction costs, June 26, 2011	$461
Accrued during the period and charged to asset impairment, restructuring and other charges	—
Accrued during the period and charged to operating expenses	—
Costs paid during the period	(461)
Foreign exchange gains	—
Change in provision	—
Accrued severance and workforce reduction costs, March 25, 2012	$—

 The following tables summarize the total asset impairment, restructuring and other charges by initiative for the three and nine months ended March 27, 2011 (in thousands):

	El Segundo Fabrication Facility Closure	Total
For the three months ended March 27, 2011, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(3,489)	$(3,489)
Other charges	—	—
For the three months ended March 27, 2011, total asset impairment, restructuring and other charges	$(3,489)	$(3,489)

	El Segundo Fabrication Facility Closure	Research and Development Facility Closure	Total
For the nine months ended March 27, 2011, reported in asset impairment, restructuring and other charges:
Severance and workforce reduction costs (recoveries)	$(3,426)	$—	$(3,426)
Other charges	—	67	67
For the nine months ended March 27, 2011, total asset impairment, restructuring and other charges	$(3,426)	$67	$(3,359)

El Segundo Fabrication Facility Closure Initiative

We adopted a plan for the closure of our El Segundo, California fabrication facility during fiscal year 2009. The expectation was that the plan would be carried out through calendar year 2010 with a revised estimated total pre-tax cost of $12.1 million, of which approximately $0.4 million would be non-cash charges. These estimated charges consisted of severance and other workforce reduction costs of $5.9 million and other costs incurred to close or consolidate the facility of $6.2 million.  Approximately $1.0 million of the additional costs related to equipment relocation and installation and the reconfiguration of ventilation systems.  These costs were charged to operating expense as incurred.  The restructuring charges recorded through fiscal year 2010 under this initiative included $4.0 million of severance, $1.7 million of other workforce reduction costs, and $3.9 million of other charges for this initiative.  Due to continued higher demand than at the time the plan was adopted, in mid-fiscal 2011 we suspended, for the foreseeable future, the closure of this facility.  As a result of suspending this closure initiative, we have recorded a credit to asset impairment, restructuring and other charges for approximately $3.5 million for previously accrued severance costs in fiscal year 2011.  We paid the remaining $0.5 million of accrued retention bonuses under this initiative during the nine months ended March 25, 2012.

Research and Development Facility Closure Initiative

In the third quarter of fiscal year 2008, we adopted a plan for the closure of our Oxted, England facility and our El Segundo, California Research and Development (“R&D”) fabrication facility.  The costs associated with closing and exiting these facilities and severance costs were approximately $7.5 million.  Of this amount, approximately $5.4 million represents the cash outlay related to this initiative.  We have completed the closure of the Oxted, England facility.

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

Other (Income) Expense, Net

Other (income) expense, net includes, primarily, gains and losses related to foreign currency fluctuations and investment impairments.  Other (income) expense, net was $0.0 million and $(1.3) million for the three months ended March 25, 2012 and March 27, 2011, respectively.  Other (income) expense, net for the three months ended March 25, 2012 primarily includes a foreign currency exchange loss of $0.2 million and a derivative impairment charge of $0.2 million, which were partially offset by a release of tax indemnification reserves. Other (income) expense, net for the prior year comparable period expense consisted primarily of the release of $1.6 million of reserves related to an indemnification for tax liabilities for which the statue of limitations expired which was partially offset by foreign exchange losses.

Other (income) expense, net was $4.1 million and $1.7 million for the nine months ended March 25, 2012 and March 27, 2011, respectively.  Other (income) expense, net for the nine months ended March 25, 2012 includes a foreign currency exchange loss of $2.1 million due to significant fluctuations in foreign exchange currencies in the first quarter, and investment impairment charges of $2.4 million, which were partially offset by a release of tax indemnification reserves.  The nine months ended March 27, 2011 includes investment impairment charges of $0.9 million and foreign currency exchange losses of $2.0 million which were partially offset by the net release of $1.4 million of reserves related to an indemnification for tax liabilities for which the statue of limitations has expired.

Interest Income and Expense

Interest income was $0.1 million and $0.7 million for the three and nine months ended March 25, 2012, respectively, compared to interest income of $2.8 million and $8.7 million for the prior year comparable periods, respectively.  The decline in interest income for the three and nine months ended March 25, 2012 was due primarily to a reduction of realized gains from the disposal of investments of $2.3 million and $6.3 million, respectively, and a combination of lower average balances of interest bearing investments and lower interest rates that reduced interest income by $0.4 million and $1.8 million, respectively.  The gains from disposal of investments primarily related to our asset-backed and mortgage-backed securities.  These investments have been liquidated by the end of the third quarter of fiscal year 2012.  As a result of the liquidation of these securities, combined with low interest rates, we expect interest income for the remainder of fiscal year 2012 to be at minimal levels.

Interest expense was $0.1 million and $0.4 million for the three and nine months ended March 25, 2012, respectively, compared to $0.1 million and $0.4 million for the prior year comparable periods, respectively.

Income Taxes

Our effective tax rate was a benefit of 64.5 percent and a benefit of 8.5 percent for the three months ended March 25, 2012 and March 27, 2011, respectively, and was an expense of 17.8 percent and a benefit of 2.1 percent for the nine months ended March 25, 2012 and March 27, 2011, respectively. For the three and nine months ended March 25, 2012, our effective tax rate was reduced due to the release of $10.9 million of valuation allowances, and by an overall lower tax rate in certain foreign jurisdictions.  These items were partially offset by no tax benefit from the ordinary loss in the U.S. due to its full valuation allowance position, the amortization of deferred charges and unfavorable book to tax differences in certain foreign jurisdictions.  The composition of the valuation allowance release was (i) $ 7.8 million related to deferred tax assets in the U.K., and (ii) $3.1 million related to deferred tax assets in the U.S.

For the three months and nine months ended March 27, 2011, our effective tax rate differed from the U.S. federal statutory tax rate of 35 percent mainly as a result of the utilization of deferred tax assets due to pretax and taxable income in the U.S and the U.K., lower tax rates in certain foreign jurisdictions, and the release of contingent liabilities related to foreign uncertain tax positions due to approval of tax accounts by certain local tax authorities and the lapse of certain statutes of limitations.  The valuation allowance release was due to (i) current year profitability utilizing $34.3 million of deferred tax assets in the U.S.; and (ii) a change in the structure of our U.K. subsidiary so that it was operating with guaranteed profit.  Accordingly with a guaranteed profit, the U.K. subsidiary’s forecasted income became a more reliable source of taxable income and allowed a valuation allowance release of $18.3 million.

During this fiscal quarter, we recorded a deferred charge of $16.5 million and valuation allowance of $13.4 million related to certain intercompany transactions which reduced our deferred tax assets and associated valuation allowance in the U.S. by $3.1 million, due to the impact on the expected federal taxable income for fiscal year 2012.  During the current fiscal quarter, we also revised our estimate of the necessary U.K. valuation allowance which is associated with a deferred charge in connection with certain intercompany transactions and recorded a $6.2 million net credit to the tax provision.

We operate in multiple foreign jurisdictions with lower statutory tax rates, and our operation in Singapore has the most significant impact on the effective tax rate for the fiscal year 2012.  We expect to be subject to an effective tax rate of 17 percent in Singapore for fiscal year 2012.

We expect our subsidiary in the U.K. to record cumulative pre-tax book income for the three fiscal years ending June 2012, and believe that it is reasonably possible that, by the end of this fiscal year, we may release the valuation allowance balance of $33.3 million.

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

As of March 25, 2012, we had $364.8 million of cash (excluding $1.4 million of restricted cash), cash equivalents and short-term and long-term investments, consisting of available-for-sale fixed income and investment-grade securities, a decrease of $132.8 million from June 26, 2011.  The decrease in our cash and investments was primarily due to capital expenditures of $96.5 million, the repurchase of common stock for $23.6 million, and cash used in operating activities of $17.3 million, which was partially offset by proceeds from the sale of property, plant, and equipment of $5.5 million.

As of March 25, 2012 and March 27, 2011, total cash, cash equivalents, and investments (excluding $1.4 million of restricted cash) were as follows (in thousands):

	March 25, 2012	June 26, 2011
Cash and cash equivalents	$217,500	$298,731
Investments	147,278	198,866
Total cash, cash equivalents, and investments	$364,778	$497,597

We believe that our existing cash and cash equivalents will be sufficient to meet operating requirements and satisfy our existing balance sheet liability obligations for at least the next twelve months.  Our cash and cash equivalents are available to fund working capital needs, strategic growth initiatives, if any, repurchase of stock for our common stock repurchase program and capital expenditures.  During fiscal year 2011 and the first nine months of fiscal year 2012, we have taken actions to meet our longer term revenue growth goals, including ongoing capital investments in our existing manufacturing operations. We plan to continue expanding our manufacturing capabilities for key technologies in anticipation of meeting our long term strategic goals.

Our outlook for the fourth quarter of fiscal year 2012 is that our cash flow from operating activities will be positive.  We estimate that cash capital equipment expenditures for the fourth quarter of fiscal year 2012 will be about $28 million as we invest in new manufacturing process technologies and expand internal manufacturing capacity.

Cash Flows

Our cash flows were as follows (in thousands):

	Nine Months Ended
	March 25, 2012	March 27, 2011
Cash flows (used in) provided by operating activities	$(17,262)	$99,627
Cash flows used in investing activities	(39,838)	(41,089)
Cash flows used in financing activities	(22,905)	(22,349)
Effect of exchange rate changes on cash and cash equivalents	(1,226)	3,176
Net (decrease) increase in cash and cash equivalents	$(81,231)	$39,365

Non-cash adjustments to cash flow used by operating activities during the nine months ended March 25, 2012 included $62.1 million of depreciation and amortization, $12.1 million of stock compensation expense, and $11.5 million from the net change in the inventory provision. Changes in operating assets and liabilities reduced cash used in operating activities by $119.3 million, primarily attributed to an increase in inventories and decreases in accounts payable and accrued salaries, wages and benefits, partially offset by a decrease in trade accounts receivable.

Cash used in investing activities of $39.8 million during the nine months ended March 25, 2012 was primarily the result of capital expenditures of $96.5 and purchases of investments for $160.3 million, primarily offset from the sale or maturities of investments of $210.7 million, and proceeds from the sale of property, plant and equipment of $5.5 million.

Cash used in financing activities of $22.9 million during the nine months ended March 25, 2012 was primarily the result of cash used for stock repurchases under the stock repurchase program.

Working Capital

Our working capital is dependent on demand for our products and our ability to manage accounts receivable and inventories.  Other factors which may result in changes to our working capital levels are our restructuring initiatives, investment impairments, and share repurchases.  Our working capital, excluding cash and cash equivalents and restricted cash at March 25, 2012 was $441.1 million.

The changes in working capital for the nine months ended March 25, 2012 were as follows (in thousands):

	March 25,	June 26,
	2012	2011	Change
Current Assets
Cash and cash equivalents	$217,500	$298,731	$(81,231)
Restricted cash	437	439	(2)
Short-term investments	126,134	185,541	(59,407)
Trade accounts receivable, net	173,819	196,153	(22,334)
Inventories	307,269	250,174	57,095
Current deferred tax assets	1,974	1,950	24
Prepaid expenses and other receivables	37,388	33,943	3,445
Total current assets	$864,521	$966,931	$(102,410)

Current Liabilities
Accounts payable	79,053	$123,922	$(44,869)
Accrued income taxes	2,840	6,850	(4,010)
Accrued salaries, wages and benefits	33,600	49,499	(15,899)
Current deferred tax liabilities	2	2	—
Other accrued expenses	90,004	93,455	(3,451)
Total current liabilities	205,499	273,728	(68,229)
Net working capital	$659,022	$693,203	$(34,181)

For the changes in cash and investments, please see the above discussions under sources and uses of cash and cash flows.

The decrease in net trade accounts receivable of $22.3 million reflects the sequential decrease in revenues of approximately 21.8 percent during the nine months of fiscal year 2012, while our days-sales-outstanding increased by 8 days, primarily due to the timing of revenue recognized and short-term delays related to the implementation of our new ERP system.

Inventories increased $57.1 million including a $39.2 million increase in finished goods, a $14.3 million increase in work-in-process inventory, and a $3.5 million increase in raw materials.  As a result of these increases in inventory, inventory weeks increased by 7 weeks to approximately 23 weeks.

Accounts payable decreased by $44.9 million from year end with decreases related to reduced production levels and lower capital expenditures in the most recent quarter as compared to the quarter ended June 26, 2011.

The decrease in accrued salaries, wages and benefits of $15.9 million for the nine months of fiscal year 2012 was due primarily to a decrease in accrued incentive bonuses.

Other

As of our fiscal quarter ended March 25, 2012, if our offshore cash, cash equivalents, and investment amounts were repatriated, approximately $18.9 million would not be available in the United States without incurring U.S. federal and state income taxes.  We expect this amount to vary depending on a number of factors, including, but not limited to, general market conditions, the level of economic activity and applicable regulatory or statutory changes.  We believe that the amount of offshore cash, cash equivalents and investments will increase over time, consistent with increases in our planned offshore business activity, offset by offshore working capital needs and strategic investments to support the growth and expansion of the Company overall. In light of our overall amount of $364.8 million in cash, cash equivalents and investments (excluding restricted cash of $1.4 million) as of our fiscal quarter ended March 25, 2012, we do not believe that indefinite reinvestment of approximately $18.9 million of earnings off-shore would have a material adverse effect on us as a whole.  Consequently, we do not expect there to be a liquidity event that would impact our ability to indefinitely reinvest foreign earnings.

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

Apart from the operating lease obligations and purchase commitments discussed in our 2011 Annual Report, we do not have any off-balance sheet arrangements as of March 25, 2012.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

           Our exposure to interest rate risk is primarily through our investment portfolio as we currently do not have outstanding long-term debt.  The objectives of our investments in debt securities are to preserve principal and maintain liquidity while maximizing returns.  To achieve these objectives, the returns on our investments in short-term fixed-rate debt securities will be generally compared to yields on money market instruments such as industrial commercial paper, LIBOR, or Treasury Bills.  Investments in longer term fixed-rate debt will be generally compared to yields on comparable maturity Government or high grade corporate instruments with an equivalent credit rating.  Based on our investment portfolio and interest rates at March 25, 2012, a 100 basis point increase or decrease in interest rates would result in an annualized change of approximately $1.5 million in the fair value of the investment portfolio.  Changes in interest rates may affect the fair value of the investment portfolio; however, unrealized gains or losses are not recognized in net income unless the investments are sold or the gains or losses are considered to be other-than-temporary.

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

 We had approximately $90.3 million in notional amounts of currency forward contracts not designated as accounting hedges at March 25, 2012.  Net realized and unrealized foreign-currency gains (losses) recognized in earnings as a component of other expense were $(0.2) million and $(0.1) million, and $(2.1) million and $(2.0) million for the three and nine months ended March 25, 2012 and March 27, 2011, respectively.

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

At March 25, 2012, we had $364.8 million of total cash (excluding $1.4 million of restricted cash), cash equivalents, and investments consisting of available-for-sale fixed income securities.  We manage our total investment portfolio to encompass a diversified pool of investment-grade securities. The average credit rating of our investment portfolio is AA+/Aa1.  Our investment policy is to manage our total cash and investment balances to preserve principal and maintain liquidity while maximizing returns.  To the extent that certain investments in our portfolio of investments continue to have strategic value, we generally do not attempt to reduce or eliminate our market exposure.  For securities that we no longer consider strategic, we evaluate legal, market, and economic factors in our decision on the timing of disposal.  We may or may not enter into transactions to reduce or eliminate the market risks of our investments.  During the nine months ended March 25, 2012, the fair values of certain of our market priced investments declined and we recognized $0.8 million in other-than-temporary impairment relating to our market priced available-for-sale securities.  During the three months ended March 25, 2012, there was no other-than-temporary impairment to our market priced available-for-sale securities.  See Part I, Item 1A, “Risk Factors—Our investments in certain securities expose us to market risks”, set forth in our 2011 Annual Report.

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

Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 25, 2012.  Based upon this evaluation, our CEO and CFO concluded that, as of March 25, 2012, our disclosure controls and procedures were effective.

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

Except as described above in connection with the changes implementing our ERP system, during the fiscal quarter ended March 25, 2012 there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 Our disclosures regarding the matters set forth in Note 16, "Environmental Matters," and Note 17, "Litigation," to our Notes to the Unaudited Condensed Consolidated Financial Statements set forth in Part I, Item I, herein, are incorporated herein by reference.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) Purchase of Equity Securities

The following provides information on a monthly basis for the three months ended March 25, 2012 with respect to the Company's purchases of equity securities:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs (1)	Maximum Number (or approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
December 26, 2011 to January 22, 2012	―	$—	—	$45,179,186
January 23, 2012 to February 19, 2012	―	$—	—	$45,179,186
February 20, 2012 to March 25, 2012	―	$—	—	$45,179,186

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

3.3	Bylaws as Amended and Restated (incorporated by reference to Exhibit 3.1 of Current Report Form 8-K filed March 26, 2012, with the Securities and Exchange Commission)
10.1	Form of Non-Employee Director Stock Option Agreement-2011 Performance Incentive Plan (1, 2)
10.2	Form of Non-Employee Director RSU-Agreement 2011 Performance Incentive Plan (1, 2)
10.3	Description of Executive Officer Cash Incentive Program Performance Goals for Third and Fourth Quarter of Fiscal Year 2012 (incorporated by reference to Item 5.2 (e) of Current Report on Form 8-K, filed February 15, 2012, with the Securities and Exchange Commission) (2)
31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification Pursuant to 18 U.S.C. 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Extension Calculation (3)
101.LAB	XBRL Extension Labels (3)
101.PRE	XBRL Taxonomy Extension Presentation (3)
101.DEF	XBRL Taxonomy Extension Definition (3)

(1) Denotes document submitted herewith.

(2) Denotes management contract or compensation arrangement or agreement.

(3) Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL RECTIFIER CORPORATION Registrant
Date: May 3, 2012	/s/ ILAN DASKAL
Ilan Daskal Chief Financial Officer (Principal Financial and Accounting Officer)